Form 10-K
period 1993-12-31
ARROW ELECTRONICS INC
filed 1994-03-30
CIK 7536

Form 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1993

                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from............to.................

Commission file number 1-4482
                      ARROW ELECTRONICS, INC.
      (Exact name of registrant as specified in its charter)

            New York                              11-1806155
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)             Identification Number)

           25 Hub Drive
        Melville, New York                               11747
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (516) 391-1300 Securities registered pursuant to Section 12(b) of the Act:
                                          Name of Each Exchange on
     Title of Each Class                      Which Registered
Common Stock, $1 par value                New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange
5-3/4% Convertible Subordinated
  Debentures due 2002                     New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.  Yes  X   No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 19, 1994 was $1,270,816,679.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.


   Common Stock, $1 par value: 31,417,574 shares outstanding at March 9, 1994.

   The following documents are incorporated herein by reference:
       1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 10, 1994 (incorporated in Part III).


                              PART I


Item 1.  Business.

      Arrow Electronics, Inc. (the "company") is the world's largest distributor of electronic components and computer products to industrial and commercial customers.

      The company's electronics distribution networks, spanning North America, Europe, and the Pacific Rim, incorporate over 150 selling locations, ten primary distribution centers (four of which employ advanced automation), and 4,000 remote on-line terminals--all serving the needs of a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems.

      In 1993, the company acquired an additional 15% share in Spoerle Electronic, the largest electronics distributor in Germany, increasing its holdings to a majority interest. The company also acquired Zeus Components, Inc. a distributor of high-reliability electronic components and value-added services, Microprocessor & Memory Distribution Limited, a focused U.K. distributor of high-technology semiconductor products, and Components Agent Limited, one of the largest distributors in Hong Kong. In addition, in 1993 the company acquired Amitron S.A. and ATD Electronica S.A., distributors serving the Spanish and Portuguese markets, and CCI Electronique, a distributor serving the French marketplace. On February 28, 1992, the company acquired the electronics distribution businesses of Lex Service PLC ("Lex") in the U.K. and France (the "European businesses"), and Spoerle acquired the electronics distribution business of Lex in Germany. On September 27, 1991, the company acquired Lex Electronics Inc. and Almac Electronics Corporation, the North American electronics distribution businesses of Lex (the "North American businesses"), the third largest electronics distribution business in the United States.

      Early in 1994, the company acquired an additional 15% interest in Spoerle, bringing its holdings to 70%, and increased its holdings in Silverstar, the company's Italian affiliate, to a majority share. Additionally, the company acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and TH:s Elektronik, a leading distributor in Sweden and Norway. For information with respect to these acquisitions, the company's results of operations, and other matters, see Item 6 (Selected Financial Data), Item 7 (Management's Discussion and Analysis of Financial Condition and Results of Operations), and Item 8 (Financial Statements) appearing elsewhere in this Annual Report.

      In North America, the company is organized into four product-specific sales and marketing groups: The Arrow/Schweber Electronics Group is the largest dedicated semiconductor distributor in the world. Zeus Electronics is the only specialist distributor serving the military and high-reliability markets. Capstone Electronics focuses exclusively on the distribution of connectors, electromechanical, and passive components. And Arrow's Commercial Systems Group distributes commercial computer products and systems.

      Through its wholly-owned subsidiary, Arrow Electronics Distribution Group - Europe B. V., Arrow is the largest pan-European electronics distributor. The company's European strategy stresses two key elements: strong, locally-managed distributors to satisfy widely varying customer preferences and business practices; and an electronic backbone uniting Arrow's European partners with one another and with Arrow worldwide to leverage inventory investment and better meet the needs of customers in all of Europe's leading industrial electronics markets. In most of these markets, Arrow companies hold the number one position: Arrow Electronics (UK) Ltd. in Britain; Spoerle Electronic in Central Europe; Silverstar Ltd. S.p.A. in Italy; and Amitron-Arrow and ATD Electronica S.A. in Spain and Portugal. Arrow Electronique is the fourth largest electronics distributor in France, and Arrow's Nordic companies, Field Oy and TH:s Elektronik, are among the largest distributors in the markets of Finland, Norway, and Sweden.

      Arrow is the first American electronics distributor to be present in the Pacific Rim market. Arrow's Components Agent Limited (C.A.L.), headquartered in Hong Kong, is the region's leading multinational distributor, maintaining seven additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, and South Korea; an additional Arrow company serves India. Within these dynamic markets, Arrow is benefiting from two important growth factors: the decision by many of Arrow's traditional North American customers to locate production facilities in the region and the surging demand for electronic products resulting from rising living standards and massive investments in infrastructure.

      The company distributes a broad range of electronic components, computer products, and related equipment manufactured by others. About 66% of the company's consolidated sales are of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disc drives, controllers, and communication control equipment account for about 24%; and the remaining 10% of sales are of passive, electromechanical, and connector products, principally capacitors, resistors, potentiometers, power supplies, relays, switches and connectors. Worldwide, the company maintains a $435 million inventory of more than 300,000 different electronic components and computer products at the company's primary distribution centers.

      Most manufacturers of electronic components and computer products rely on independent authorized distributors such as the company to augment their product marketing operations. As a stocking, marketing and financial intermediary, the distributor relieves its manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories and accounts receivable), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of diverse inventories and rapid or scheduled deliveries. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

      The company and its affiliates serve approximately 125,000 industrial and commercial customers in North America, Europe, and the Pacific Rim. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers, small systems integrators, and large end-users. Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 2% of the company's 1993 sales.

      The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, from which inside sales personnel with access to pricing and stocking data provided by computer display terminals accept and process orders. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the business' central computer, which provides fully integrated, on-line, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's foreign operations utilize Arrow's Worldwide Stock Check System, which affords access to the company's on-line, real-time inventory system. Sales are managed and coordinated by regional sales managers and by product managers principally located at the company's headquarters in Melville, New York.

      Of the approximately 200 manufacturers whose products are sold by the company, the ten largest accounted for about 57% of the business' purchases during 1993. Intel Corporation accounted for approximately 18% of the business' purchases because of the market demand for microprocessors. No other supplier accounted for more than 9% of 1993 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

      Approximately 62% of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time. A manufacturer who elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. While these industry practices do not wholly protect the company from inventory losses, management believes that they currently provide substantial protection from such losses.

      The company's business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multinational, national, and numerous regional and local, distributors. As the world's largest electronics distributor, the company is greater in terms of financial resources and sales than most of its competitors.

      The company and its affiliates employ approximately 4,600 people worldwide.

Executive Officers

     The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

     Name                  Age          Position or Office Held

John C. Waddell            56    Chairman of the Board
Stephen P. Kaufman         52    President and Chief Executive
                                 Officer
Robert E. Klatell          48    Senior Vice President, Chief
                                 Financial Officer, General Counsel,
                                 Secretary, and Treasurer
Carlo Giersch              56    President and Chief Executive
                                 Officer of Spoerle Electronic
Robert J. McInerney        48    Vice President; President,
                                 Commercial Systems Group
Steven W. Menefee          49    Vice President; President,
                                 Arrow/Schweber Electronics Group
Wesley S. Sagawa           46    Vice President; President, Capstone
                                 Electronics Corp.
Jan Salsgiver              37    Vice President; President, Zeus
                                 Electronics

      Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

      John C. Waddell has been Chairman of the Board of the company for more than five years.

      Stephen P. Kaufman has been President and Chief Executive
Officer of the company for more than five years.

      Robert E. Klatell has been Senior Vice President and has served as General Counsel and Secretary of the company for more than five years. He has been Chief Financial Officer since January 1992 and Treasurer of the company since October 1990.

      Carlo Giersch has been President and Chief Executive Officer of Spoerle Electronic for more than five years.

      Robert J. McInerney has been a Vice President of the company for more than 5 years and President of the company's Commercial
Systems Group since April 1989.

      Steven W. Menefee has been a Vice President of the company and President of the company's Arrow/Schweber Electronics Group since November 1990. For more than five years prior thereto, he was a Vice President of Avnet, Inc., principally an electronics distributor, and an executive of Avnet's Electronic Marketing Group.

      Wesley S. Sagawa has been a Vice President of the company for more than 5 years and President of Capstone Electronics Corp., the company's subsidiary which markets passive, electromechanical, and connector products, since January 1990.

      Jan Salsgiver has been a Vice President of the company since September 1993 and President of the company's Zeus Electronics since July 1993. For more than five years prior thereto, she held a variety of senior marketing positions in the company, the most recent of which was Vice President, Semiconductor Marketing of the Arrow/Schweber Electronics Group.


Item 2.  Properties.

      The company's executive office, located in Melville, New York, is owned by the company. The company occupies additional locations under leases due to expire on various dates to 2016. One additional facility is owned by the company, and another two facilities have been sold and leased back in connection with the financing thereof.

Item 3.  Legal Proceedings.

      Through a wholly-owned subsidiary, Schuylkill Metals
Corporation, the company was previously engaged in the refining and selling of lead. In September 1988, the company sold its refining business.

      In mid-1986 the refining business ceased operations at its battery breaking facility in Plant City, Florida, which facility had been placed on the list of hazardous waste sites targeted for cleanup under the federal Super Fund Program. The Plant City site was not sold to the purchaser of the refining business, and the company remains subject to various environmental cleanup obligations at the site under federal and state law. During 1991, the company engaged in settlement negotiations with the EPA, resulting in the execution of a consent decree defining those obligations which was entered by a federal court in Florida and became effective on April 22, 1992. The consent decree requires the company to fund and implement remedial design and remedial action activity addressing environmental impacts to site soils and sediment, underlying ground water, and wetland areas. The company, through its technical contractors, has begun implementation of these requirements.
Between January 1, 1993 and the date of this report, a substantial amount of the work necessary to prepare the site for the planned remediation activities was completed, the plans for the treatment and discharge of ground water contemplated by the consent decree were finalized, the plans for the remediation and mitigation of the wetland areas were finalized and approved in principle by the relevant agencies, and the company began the bid process for certain of the contracts relating to the performance of the remediation activities (including a previously-agreed upon plan for treating soils and sediment). Such activities are expected to commence in mid-1994 and the company believes that a substantial part of such activities will be completed over the next three years. The extent of such remediation activities (including the estimated cost thereof and the time necessary to complete them) is subject to change based upon conditions actually encountered during remediation, and the EPA reserves the right to seek additional action if it subsequently finds further contamination or other conditions rendering the work insufficiently protective of human health or the environment. The company believes that the amount expected to be expended in any year to fund such activities will not have a material adverse impact on the company's liquidity, capital resources or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                              PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters.

Market Information

      The company's common stock is listed on the New York Stock
Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1993 and 1992 were as follows:

Year                                                 High        Low

1993:
  Fourth Quarter                                  $42-1/4    $33-5/8
  Third Quarter                                    43-1/8     34-5/8
  Second Quarter                                   36-1/4     29-3/4
  First Quarter                                    34-3/8     26-1/2

1992:
  Fourth Quarter                                  $30-1/2    $22-1/8
  Third Quarter                                    22-3/4     18-1/2
  Second Quarter                                   19-1/2     15-1/8
  First Quarter                                    18-1/2     14-3/8

Holders

      On March 9, 1994, there were approximately 4,000 shareholders of record of the company's common stock.
                                -7-
                  Dividend History and Restrictions

      The company has not paid cash dividends on its common stock during the past two years. While it is the intention of the Board of Directors to consider the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors.

      The terms of the company's U.S. credit agreement, senior notes, and certain foreign debt (see Note 4 of the Notes to Consolidated Financial Statements) restrict the payment of cash dividends, limit long-term debt and short-term borrowings, and require that the ratio of earnings to interest expense, ratio of operating cash flow to interest expense, working capital, and net worth be maintained at certain designated levels.


                                   -8-

Item 6.  Selected Financial Data.

      The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report.

SELECTED FINANCIAL DATA
(In thousands except per share data)


For the year:                             1993(a)      1992         1991(b)    1990        1989
Sales                               $2,535,584   $1,621,535   $1,043,654   $970,944    $925,207
Operating income                       181,542      103,781       34,399(c)  32,682      27,557
Equity in earnings of affiliated
  companies                              1,673        6,550        5,657      6,395       5,466
Interest expense                        24,987       30,061       29,145     28,972      29,809
Earnings before extraordinary
  charges                               81,559       50,244        8,685     10,105       3,214
Extraordinary charges, net of
  income taxes                               -        5,424            -          -           -
Net income                          $   81,559    $  44,820    $   8,685   $ 10,105    $  3,214
Per common share:
  Earnings (loss) before
    extraordinary charges(d)        $     2.62    $    1.81    $     .28   $    .44    $  (.19)
  Extraordinary charges                      -         (.21)           -          -           -
  Net income (loss)(d)              $     2.62    $    1.60    $     .28   $    .44    $  (.19)
At year-end:
Accounts receivable and
  inventories                       $  798,037    $  539,476   $  506,496  $ 322,916   $333,578
Total assets                         1,191,304       780,893      745,379    478,045    483,528
Long-term debt, including
  current portion                      159,024       101,146      218,787    104,937    109,017
Subordinated debentures, including
  current portion                      125,000       125,000      105,965    107,300    108,326
Total long-term debt and
  subordinated debentures              284,024       226,146      324,752    212,237    217,343
Shareholders' equity                   457,015       351,220      225,836    151,172    149,977

(a)   Includes results of Spoerle Electronic, which was accounted for under the equity method prior to January 1993 when Arrow increased its holdings to a majority interest (see Note
      2 of the Notes to Consolidated Financial Statements).

(b)   Reflects the acquisition in September 1991 of the North American electronics distribution businesses of Lex Service PLC (see Note 2 of the Notes to Consolidated Financial
      Statements).

(c)   Includes special charges of $9.8 million reflecting expenses associated with the integration of the businesses acquired from Lex Service PLC.

(d)   After preferred stock dividends of $.9 million in 1993, $3.9 million in 1992, $4.6 million in 1991, $4.9 million in 1990, and $5.4 million in 1989.

                                              -9-

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


      For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

      Included in the 1993 consolidated results is Spoerle Electronic, which had been accounted for under the equity method prior to January 1993 when the company acquired an additional 15% share, increasing its holdings to a majority interest. The 1993 consolidated results also include the acquired businesses of Zeus Components, Inc., a distributor of high-reliability electronic components and value-added services, Microprocessor & Memory Distribution Limited, a focused U.K. distributor of high-technology semiconductor products, and Components Agent Limited, one of the largest distributors in Hong Kong. In addition, the 1993 results include Amitron-Arrow S.A. and ATD Electronica S.A., distributors serving the Spanish and Portuguese markets, and CCI Electronique, a distributor serving the French marketplace. On February 28, 1992, the company acquired the electronics distribution businesses of Lex Service PLC ("Lex") in the U.K. and France (the "European businesses"), and Spoerle Electronic acquired the electronics distribution business of Lex in Germany. On September 27, 1991, the company acquired Lex Electronics Inc. and Almac Electronics Corporation, the North American electronics distribution businesses of Lex (the "North American businesses"), the third largest electronics distribution business in the United States. See
Note 2 of the Notes to Consolidated Financial Statements for information with respect to the 1993 and 1992 acquisitions and the pro forma effect of these transactions on the company's statement of operations.


Sales

      In 1993, consolidated sales of $2.5 billion were 56% ahead of the 1992 sales of $1.6 billion. Excluding Spoerle, sales were $2.2 billion, an advance of 34% over the year-earlier period. This sales growth was principally due to increased activity levels in each of the company's distribution groups and, to a lesser extent, acquisitions in North America, Europe, and the Pacific Rim, offset in part by weaker currencies in Europe.

     Consolidated sales of $1.6 billion in 1992 were 55% higher than 1991 sales of $1 billion. This increase principally reflects the acquisitions of the North American and European businesses in September 1991 and February 1992, respectively, and increased North American sales.

     In 1991, consolidated sales of $1 billion were 7.5% higher than 1990 sales of $971 million. The increase in sales primarily reflects the inclusion of the North American businesses during the fourth quarter of 1991, which more than offset the 5% decrease in sales for the nine months ended September 30, 1991 principally resulting from declining sales of commercial computer products and related systems owing to soft market conditions.

Operating Income

     In 1993, the company's consolidated operating income increased to $181.5 million, compared with 1992 operating income of $103.8 million. The significant improvement in operating income reflects the impact of increased sales and the consolidation of Spoerle, offset in part by lower gross profit margins primarily reflecting proportionately higher sales of low-margin microprocessors. Excluding Spoerle, operating income was $146.2 million in 1993, and operating expenses as a percentage of sales were 12.4%, the lowest in the company's history.

      The company's 1992 consolidated operating income increased to $103.8 million, compared with operating income of $34.4 million in 1991. Operating income in 1991 included the recognition of approximately $9.8 million of costs associated with the integration of the North American businesses. The significant improvement in operating income in 1992 primarily reflected the impact of the company's acquisition of the North American businesses, improved gross profit margins reflecting a product mix now more heavily weighted to semiconductor products, and improved North American sales. The rapid and successful integration of the North American businesses resulted in the realization of sizable economies of scale which, when combined with increased sales, enabled the company to reduce operating expenses as a percentage of sales from 17.6% in 1991 to 14.7% in 1992, the then lowest level in the company's history. Such economies of scale principally resulted from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, selling and stocking locations, and computer and telecommunications equipment.

     In 1991, the company's consolidated operating income increased to $34.4 million, an advance of 5% over 1990. This improvement was principally the result of increased sales and reduced operating expenses as a percentage of sales in the fourth quarter of 1991. The improved fourth quarter operating results, combined with lower operating expenses through September 1991, more than offset the special charge of $9.8 million reflecting integration expenses associated with the North American businesses, the effect of a 5% decrease in sales through September 1991, and a decrease in the company's gross profit margin as a result of competitive pricing pressures in the commercial computer products and related systems markets.

Interest

      In 1993, interest expense decreased to $25 million from $30.1 million in 1992. The decrease principally reflects the full-year effect of the retirement during 1992 of $46 million of the company's 13-3/4% subordinated debentures and the refinancing of the company's remaining high-yield debt with securities bearing lower interest rates, offset in part by the consolidation of Spoerle and borrowings associated with acquisitions.

      Interest expense of $30.1 million in 1992 increased by $.9 million from the 1991 level, reflecting the company's borrowings to finance the cash portion of the purchase price of the North American and European businesses, to pay fees and expenses relating to the acquisitions, to refinance existing credit facilities of the company, and to provide the company with working capital. Such increased borrowings were partially offset by the company's redemption in May of $46 million of its 13-3/4% subordinated debentures with the proceeds from the public offering of 4.7 million shares of common stock and lower effective interest rates.

      In 1991, interest expense of $29.1 million increased $.1 million from 1990's level as the financing expense for the purchase of the North American businesses offset lower interest rates and reduced borrowings resulting from operating cash flow and improvements in asset management.


Income Taxes

      In 1993, the company's effective tax rate was 40.7% compared with 37.4% in 1992. The higher effective tax rate reflects increased U.S. taxes as a result of higher statutory rates and the consolidation of Spoerle.

      The company recorded a provision for taxes at an effective tax rate of 37.4% in 1992 compared with 20.4% in 1991. The higher effective tax rate reflects the depletion of the company's remaining $5.8 million U.S. net operating loss carryforwards in 1991.

     The company's effective tax rate in 1991 was 20.4%, principally as a result of the utilization of the remaining $5.8 million of U.S. net operating loss carryforwards.


Net Income

     Net income in 1993 was $81.6 million, an advance from $44.8 million in 1992 (after giving effect to extraordinary charges of 5.4 million reflecting the net unamortized discount and issuance expenses associated with the redemption of high-coupon subordinated debentures and other debt in 1992). The increase in net income is due principally to the increase in operating income and lower interest expense offset in part by higher taxes.

      The company recorded net income of $50.2 million in 1992, before extraordinary charges aggregating $5.4 million, compared with net income of $8.7 million in 1991. Including these charges, net income in 1992 was $44.8 million. Included in 1991's results was a special charge of $9.8 million ($6.5 million after taxes) associated with the integration of the acquired businesses. The improvement in net income was principally the result of the increase in operating income offset in part by the higher provision for income taxes.

     The company's net income in 1991 of $8.7 million decreased 14% from $10.1 million in 1990. The decrease in net income was principally the result of the $9.8 million special charge ($6.5 million after taxes) reflecting integration expenses associated with the North American businesses and the provision for income taxes. Excluding the special charge, net income was $15.2 million, an increase of 50% over 1990.

     Net income also included the company's equity in earnings of affiliated companies of $1.7 million in 1993, $6.6 million in 1992, and $5.7 million in 1991. The decrease in the company's equity in earnings of affiliated companies in 1993 was due to the consolidation of Spoerle.

In 1993, the earnings of Silverstar, the company's Italian affiliate, advanced as a result of significant sales growth offset in part by a weaker lira. The increase in the company's equity in earnings of affiliated companies in 1992 was the result of Silverstar's profitability. The decrease in 1991 was the result of lower earnings in Germany and a loss in Italy.

Liquidity and Capital Resources

     The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were 73% in 1993 and 70% in 1992.

     Working capital increased in 1993 by $160 million, or 43%, compared with 1992, as a result of increased sales, the consolidation of Spoerle, and acquisitions. Working capital increased by $42 million in 1992, as a result of the acquisition of the European businesses and increased sales.

      The net amount of cash provided by operations in 1993 was $41.7 million, the principal element of which was the cash flow resulting from higher net earnings offset by increased working capital needs to support sales growth. The net amount of cash used by the company for investing activities in 1993 amounted to $111.7 million, including $87.9 million for various acquisitions. Cash flows from financing activities were $100.3 million, principally resulting from increased borrowings to finance the 1993 acquisitions in the U.S., Europe, and the Pacific Rim (see Notes 2 and 4 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions).

      In September 1993, the company completed the conversion of all of its outstanding series B $19.375 convertible exchangeable preferred stock, into 1,009,086 shares of its common stock. This conversion eliminated the company's obligation to pay $1.3 million of annual dividends.

      The net amount of cash provided by operating activities in 1992 was $71.5 million, attributable primarily to the higher net earnings of the company. The net amount of cash used by the company for investing activi-ties in 1992 amounted to $45.8 million, including $37.2 million for the acquisition of the European businesses.

     The aggregate cost of the company's acquisition of the electronics distribution businesses of Lex in the U.K. and France, and Spoerle's acquisition of the Lex electronics distribution business in Germany, was $52 million, of which $32 million was paid in cash and $20 million was paid in the form of a senior subordinated note due in June 1997. The company financed the cash portion of the purchase price through the sale of 66,196 shares of newly-created series B preferred stock and U.K. bank borrowings. In addition, a portion of the proceeds from the company's public offering of common stock and the issuance of the 5-3/4% convertible subordinated debentures was used to repay the senior subordinated note. The German business was purchased by Spoerle for cash (see Notes 2, 4, and 6 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions).

      The net amount of cash used for financing activities in 1992 was $23.9 million, principally reflecting the redemption of high-yield subordinated debentures, repayment of long-term debt, and the payment of preferred stock dividends and financing fees, offset by the public offering of 4,703,500 shares of common stock and the 5-3/4% convertible subordinated debentures, the issuance of the senior secured notes, and U.K. bank borrowings.

      In September 1992, the company completed the conversion of all of its outstanding depositary shares, each representing one-tenth share of its $19.375 convertible exchangeable preferred stock, into 3,615,056 shares of its common stock. This conversion eliminated the company's obligation to pay $4.6 million of annual dividends relating to the depositary shares.

      Early in 1994, the company purchased an additional 15% share in Spoerle for approximately $23 million in cash. The company financed the acquisition through its U.S. credit agreement and German bank borrowings. Additionally, the company increased its holdings in Silverstar to a majority share and acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and TH:s Elektronik, a leading distributor in Sweden and Norway.

Item 8.  Financial Statements.


REPORT OF ERNST & YOUNG, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1993 and 1992, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial state-ments and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1993 and 1992, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting princi-ples. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                     ERNST & YOUNG

New York, New York
February 24, 1994
                               -15-


                                   ARROW ELECTRONICS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)

                                           ASSETS
                                                                            December 31,
                                                                          1993       1992
Current assets:
  Cash and short-term investments...................................  $   60,730   $  3,393
  Accounts receivable, less allowance for doubtful
    accounts ($16,491 in 1993 and $8,268 in 1992)...................     363,084    240,740
  Inventories.......................................................     434,953    298,736
  Prepaid expenses and other assets.................................      10,841      5,890
Total current assets................................................     869,608    548,759
Property, plant and equipment at cost
  Land..............................................................       5,700      4,634
  Buildings and improvements........................................      33,709     27,745
  Machinery and equipment...........................................      55,148     35,353
                                                                          94,557     67,732
  Less accumulated depreciation and amortization....................      38,606     31,950
                                                                          55,951     35,782
Investments in affiliated companies.................................      13,371     64,893
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($13,514 in 1993 and
  $8,421 in 1992)...................................................     199,383     97,695
Other assets........................................................      52,991     33,764
                                                                      $1,191,304   $780,893

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $  190,013   $120,995
  Accrued expenses..................................................     104,146     56,730
  Accrued interest..................................................       5,421      1,253
  Short-term borrowings, including current maturities of
    long-term debt..................................................      40,965        713
Total current liabilities...........................................     340,545    179,691
Long-term debt......................................................     153,828    100,433
Deferred income taxes and other liabilities.........................      43,457     24,549
Subordinated debentures.............................................     125,000    125,000
Minority interest...................................................      71,459          -
 Shareholders' equity:
  Preferred stock, par value $1:
    Authorized--2,000,000 shares
    Issued--66,196 shares in 1992,
      $19.375 convertible exchangeable preferred stock..............           -         66
  Common stock, par value $1:
    Authorized--60,000,000 shares
    Issued--31,298,335 shares in 1993 and 29,296,457 shares in 1992       31,298     29,296
  Capital in excess of par value....................................     310,203    285,510
  Retained earnings.................................................     124,689     44,010
  Foreign currency translation adjustment...........................      (7,492)    (6,518)
                                                                         458,698    352,364
  Less: Treasury shares (10,872 in 1993 and 14,222 in 1992) at cost           12         19
        Unamortized employee stock awards...........................       1,671      1,125
Total shareholders' equity..........................................     457,015    351,220
                                                                      $1,191,304   $780,893

                                   See accompanying notes.

                                   ARROW ELECTRONICS, INC.
                            CONSOLIDATED STATEMENT OF OPERATIONS
                            (In thousands except per share data)



                                                         Years Ended December 31,
                                                      1993          1992          1991

Sales..............................................$2,535,584    $1,621,535    $1,043,654

Costs and expenses:
  Cost of products sold............................ 2,022,253     1,279,646       825,709
  Selling, general and administrative expenses.....   314,323       225,835       174,094
  Depreciation and amortization....................    17,466        12,273         9,452
                                                    2,354,042     1,517,754     1,009,255

Operating income...................................   181,542       103,781        34,399

Equity in earnings of affiliated companies.........     1,673         6,550         5,657

Interest expense...................................    24,987        30,061        29,145

Earnings before income taxes, minority interest
  and extraordinary charges.......................    158,228        80,270        10,911

Provision for income taxes.........................    64,448        30,026         2,226

Earnings before minority interest
  and extraordinary charges........................    93,780        50,244         8,685

Minority interest..................................    12,221             -             -

Extraordinary charges..............................         -         5,424             -

Net income.........................................$   81,559    $   44,820    $    8,685

Net income used in per common share
  calculation (reflecting deduction of
  preferred stock dividends).......................$   80,679    $   40,917    $    4,089

Per common share:
  Primary:
    Earnings before extraordinary charges..........$     2.62    $     1.81    $      .28
    Extraordinary charges..........................         -          (.21)            -
    Net income.....................................$     2.62    $     1.60    $      .28

  Fully diluted:
    Earnings before extraordinary charges..........$     2.43    $     1.73    $      .28
    Extraordinary charges..........................         -          (.19)            -
    Net income.....................................$     2.43    $     1.54    $      .28

Average number of common shares and common
  share equivalents outstanding:
    Primary........................................    30,766        25,547        14,484
    Fully diluted..................................    35,305        29,378        14,484

                                   See accompanying notes.

                                   ARROW ELECTRONICS, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (In thousands)
                                                         Years Ended December 31,
                                                     1993          1992          1991
Cash flows from operating activities:
  Net income.......................................$ 81,559      $ 44,820      $  8,685
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings................  12,221             -             -
      Extraordinary charges........................       -         5,424             -
      Special integration charge...................       -             -         9,850
      Depreciation and amortization................  19,898        14,692        12,690
      Equity in undistributed earnings of
        affiliated companies.......................  (1,673)        2,551            14
      Deferred taxes...............................   4,722        14,100         1,305
      Prepaid income taxes.........................       -             -        (3,974)
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable...................... (56,437)       (3,276)       (3,604)
          Inventories.............................. (53,079)        8,552           (60)
          Prepaid expenses and other assets........     439           137          (159)
          Accounts payable.........................  28,827         8,133         2,002
          Accrued expenses.........................  (3,983)      (15,737)      (11,086)
          Accrued interest.........................   4,036        (4,594)          174
          Other....................................   5,158        (3,254)       (1,719)
  Net cash provided by operating activities........  41,688        71,548        14,118
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net (16,817)       (3,451)       (3,781)
  Cash consideration paid for acquired businesses.. (87,875)      (37,183)     (111,706)
  Investment in and loans to affiliate.............  (7,000)       (9,949)            -
  Proceeds from sale of property...................       -         4,757             -
  Net cash used for investing activities...........(111,692)      (45,826)     (115,487)
Cash flows from financing activities:
  Change in short-term borrowings .................  16,860        (1,520)         (201)
  Proceeds from long-term debt.....................  61,781        85,533       184,756
  Proceeds from common stock offering..............  17,705        66,394             -
  Proceeds from issuance of
    subordinated debentures........................       -       125,000             -
  Proceeds from preferred stock offering...........       -        15,721             -
  Proceeds from exercise of stock options..........   3,560         5,737         1,069
  Proceeds from minority partners..................   2,993             -             -
  Repayment of long-term debt and subordinated
    debentures.....................................    (694)     (311,656)      (72,121)
  Dividends paid...................................    (880)       (4,609)       (4,596)
  Financing fees paid..............................  (1,041)       (4,467)       (6,859)
  Net cash provided by (used for)
    financing activities........................... 100,284       (23,867)      102,048
Net increase in cash and
  short-term investments...........................  30,280         1,855           679
Cash and short-term investments at
  beginning of year................................   3,393         1,538           859
Cash and short-term investments from affiliate
  at beginning of year.............................  27,057             -             -
Cash and short-term investments at end of year.....$ 60,730      $  3,393      $  1,538
Supplemental disclosures of cash
  flow information:
  Cash paid during the year for:
    Income taxes...................................$ 44,114      $  7,809      $  3,532
    Interest.......................................  19,835        31,461        26,872

                                   See accompanying notes.

                                                   ARROW ELECTRONICS,INC.
                                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                       (In thousands)

                                Preferred  Common    Capital                 Foreign             Unamortized
                                    Stock   Stock  in Excess  Retained      Currency                Employee
                                   at Par  at Par     of Par  Earnings   Translation   Treasury        Stock
                                    Value   Value      Value (Deficit)    Adjustment     Shares       Awards     Total
Balance at December 31, 1990      $237    $11,962   $136,624  $   (290)    $ 3,614     $ (81)      $  (894)   $151,172
  Issuance of common stock
    for acquisitions                 -      7,765     62,116         -           -         -             -      69,881
  Exercise of stock options          -        182        821         -           -        66             -       1,069
  Restricted stock awards, net       -         11        119         -           -        (3)         (127)          -
  Amortization of employee
    stock awards                     -          -          -         -           -         -           388         388
  Net income                         -          -          -     8,685           -         -             -       8,685
  Preferred stock cash dividends     -          -          -    (4,596)          -         -             -      (4,596)
  Translation adjustments            -          -          -         -        (763)        -             -        (763)
Balance at December 31, 1991       237     19,920    199,680     3,799       2,851       (18)         (633)    225,836
  Issuance of common stock           -      4,704     61,690         -           -         -             -      66,394
  Issuance of preferred stock       66          -     15,655         -           -         -             -      15,721
  Conversion of preferred stock   (237)     3,615     (3,698)        -           -         -             -        (320)
  Exercise of stock options          -        973      4,753         -           -        11             -       5,737
  Tax benefits related to
    exercise of stock options        -          -      6,615         -           -         -             -       6,615
  Restricted stock awards, net       -         84        920         -           -       (12)         (992)          -
  Amortization of employee
    stock awards                     -          -          -         -           -         -           500         500
  Net income                         -          -          -    44,820           -         -             -      44,820
  Preferred stock cash dividends     -          -          -    (4,609)          -         -             -      (4,609)
  Translation adjustments            -          -          -         -      (9,369)        -             -      (9,369)
  Other                              -          -       (105)        -           -         -             -        (105)
Balance at December 31, 1992        66     29,296    285,510    44,010      (6,518)      (19)       (1,125)    351,220
  Issuance of common stock           -        562     17,143         -           -         -             -      17,705
  Conversion of preferred stock    (66)     1,009       (991)        -           -         -             -         (48)
  Exercise of stock options          -        383      3,164         -           -        13             -       3,560
  Tax benefits related to
    exercise of stock options        -          -      4,142         -           -         -             -       4,142
  Restricted stock awards, net       -         48      1,235         -           -        (6)       (1,277)          -
  Amortization of employee
    stock awards                     -          -          -         -           -         -           731         731
  Net income                         -          -          -    81,559           -         -             -      81,559
  Preferred stock cash dividends     -          -          -      (880)          -         -             -        (880)
  Translation adjustments            -          -          -         -        (974)        -             -        (974)
  Balance at December 31, 1993    $  -    $31,298   $310,203  $124,689     $(7,492)     $(12)      $(1,671)   $457,015

                                                   See accompanying notes.

                                                            -19-
                          ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     DECEMBER 31, 1993, 1992, AND 1991


1.  Summary of Significant Accounting Policies

Principles of Consolidation

The financial statements include the accounts of the company and its consolidated subsidiaries. The company's investments in its affiliated companies which are not majority-owned are accounted for using the equity method. All significant intercompany transactions are eliminat-ed.

Basis of Presentation

Certain prior year amounts have been reclassified to conform to the current year's presentation.

Inventories

Inventories are stated at the lower of cost or market. Cost is deter-mined on the first-in, first-out (FIFO) method.

Property and Depreciation

Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax reporting purpos-es. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement.

Cost in Excess of Net Assets of Companies Acquired

The cost in excess of net assets of companies acquired is being amor-tized on a straight-line basis, principally over 40 years.

Foreign Currency

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of share-holders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year. Gains or losses resulting from foreign currency transactions, other than transactions used to hedge the value of foreign investments, are included in the statement of operations.

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

Income Taxes

Effective January 1, 1991, the company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires that the accounting for income taxes be on the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Net Income Per Common Share

Net income per common share is computed after deducting preferred stock dividends and is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. The average number of common stock equivalents was 631,973, 885,137, and 552,128 for 1993, 1992, and 1991, respectively.

Net income per common share on a fully diluted basis assumes that the convertible exchangeable preferred shares and the convertible subordi-nated debentures were converted to common stock at either the beginning of each period or the date of issuance. The dividends related to the convertible exchangeable preferred stock and the interest expense on the 5-3/4% convertible subordinated debentures, net of taxes, are eliminat-ed. The 9% convertible subordinated debentures are not assumed to be converted into common stock in 1992 as they would have been antidilutive. For 1991, the aforementioned adjustments were not required as they would have been antidilutive.

Cash and Short-term Investments

Short-term investments which have a maturity of ninety days or less at time of purchase are considered cash equivalents in the statement of cash flows. The carrying amount reported in the balance sheet for cash and short-term investments approximates its fair value.

2.  Acquisitions of Electronics Distribution Businesses

      In January 1993, the company acquired an additional 15% share, for approximately $25,145,000, in Spoerle Electronic Handelsgessellschaft mbH and Co. and its general partner, Spoerle GmbH (collectively, "Spoerle") the largest distributor of electronic components in Germany, increasing its holdings to a 55% majority interest. In May 1993, the company acquired the high-reliability electronic component distribution and value-added service businesses of Zeus Components, Inc. ("Zeus").
In June 1993, the company acquired Microprocessor & Memory Distribution Limited ("MMD"), a U.K.-based electronics distributor which focuses on the distribution of high-technology semiconductor products. In August 1993, the company acquired Components Agent Limited, one of the largest electronics distributors in Hong Kong. During the third quarter of 1993 the company acquired a majority interest in Amitron S.A. and the ATD Group, electronics distributors serving the Spanish and Portuguese markets. In November 1993, the company augmented its French operations by acquiring CCI Electronique. The aggregate cost of the acquisitions was $87,875,000, including $4,757,000 for non-competition agreements. Each acquisition was accounted for as a purchase transaction beginning in the month of acquisition.

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


    The following summarizes the allocation of the aggregate consider-ation paid for the aforementioned acquisitions, except Spoerle, to the fair market value of the assets acquired and liabilities assumed by the company (in thousands):

    Current assets:
      Accounts receivable ..................$48,010
      Inventories........................... 31,726
      Other.................................  2,972     $ 82,708

    Property, plant and equipment...........               3,876
    Cost in excess of net assets of
      acquired businesses...................              50,797
    Other assets............................               9,113
                                                         146,494
    Current liabilities:
      Accounts payable.....................$(30,412)
      Accrued expenses..................... (35,374)
      Other................................ (16,789)     (82,575)
    Net consideration paid.................             $ 63,919


    In February 1992, the company acquired the electronics distribution businesses of Lex Service PLC ("Lex") in the U.K. and France, and Spoerle acquired the electronics distribution business of Lex in Germany. The aggregate cost of the acquisitions was $51,983,000, of which $31,983,000 was paid in cash and $20,000,000 was paid in the form of a 12% senior subordinated note due June 1997. The company financed the cash portion of the purchase price through the sale of 66,196 shares of newly-created series B preferred stock and bank borrowings in the U.K. The German business of Lex was purchased by Spoerle for cash of $14,800,000. The acquisitions of the European businesses of Lex are being accounted for as purchase transactions effective February 28, 1992.

    The following summarizes the allocation of the consideration paid for the electronics distribution businesses in the U.K. and France to the fair market value of the assets acquired and liabilities assumed by the company (in thousands):

     Current assets:
       Accounts receivable.................$ 27,479
       Inventories.........................  17,947
       Other...............................   1,662     $ 47,088

     Property, plant and equipment.........                2,975
     Cost in excess of net assets of
      acquired businesses..................               21,065
      Other assets.........................                3,150
                                                          74,278
     Current liabilities:
      Accounts payable.....................$(10,397)
      Accrued expenses..................... (26,698)     (37,095)
      Net consideration paid...............             $ 37,183

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


      In September 1991, the company acquired the North American electronics distribution businesses of Lex, consisting of Lex Electron-ics Inc. and Almac Electronics Corporation (collectively the "North American businesses"). The aggregate cost of the acquisition was $173,257,000, including $7,292,000 for a five-year non-competition agreement, and payment consisted of $111,706,000 of cash and 6,839,000 shares of the company's common stock valued at $61,551,000. The cash portion of the purchase price was financed under the company's U.S. credit agreement. The acquisition of the North American businesses has been accounted for as a purchase transaction effective September 27, 1991.

      In October 1991, the company acquired a 50% interest in Silverstar Ltd. S.p.A. ("Silverstar") in exchange for 926,000 shares of common stock valued at $8,330,000.

      Set forth below is the unaudited pro forma combined summary of operations for the years ended December 31, 1993 and 1992 as though each of the acquisitions had been made on January 1, 1992.


                                           1993            1992
                                   (In thousands except per share data)

Sales..................................$2,658,000       $2,182,000

Operating income.......................   185,000          140,000

Earnings before extraordinary charges..    83,000           51,000

Net income.............................    83,000           45,000

Per common share:
  Primary:
    Earnings before
      extraordinary charges............      2.63             1.78
    Net income.........................      2.63             1.57
  Fully diluted:
    Earnings before
      extraordinary charges............      2.44             1.70
    Net income.........................      2.44             1.52

Average number of common shares and common
  share equivalents outstanding:
  Primary..............................    30,994           26,109
  Fully diluted........................    35,533           30,045

     The unaudited pro forma combined summary of operations has been prepared utilizing the historical financial statements of Arrow and the acquired businesses. The unaudited pro forma combined summary of operations does not reflect all sales attrition which may result from the combination of Zeus and MMD with Arrow's businesses or the sales attrition which may have resulted from the combination of the European businesses. It also does not reflect the full cost savings the company expects to achieve from the combination of the Zeus and MMD businesses with its own.

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


      The 1992 unaudited pro forma combined summary of operations does not reflect the cost savings achieved from the combination of the U.K. business of Lex with its own or any sales attrition which may have resulted from the combination.

      The cost savings achieved result principally from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, selling and stocking locations, and computer and telecommunications equipment. The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1992.

      The unaudited pro forma combined summary of operations includes the effects of the purchase price allocation adjustments, the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the periods presented, and the issuance of additional shares of the company's preferred stock. The purchase price allocation adjustments include the adjustment of the net assets acquired to fair market value and the estimated costs associated with the integration of the businesses. Such estimated costs include professional fees as well as real estate lease termination costs, costs associated with the elimination of certain redundant franchised lines, and severance and other expenses related to personnel performing duplicative functions, all of which are associated with facilities and personnel of the acquired businesses.

     Early in 1994, the company acquired an additional 15% interest in Spoerle, bringing its holdings to 70%, and increased its holdings in Silverstar to a majority share. Silverstar will be consolidated into the company's results in 1994. Additionally, the company acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and TH:s Elektronik, a leading distributor in Sweden and Norway.


3.  Investments in Affiliated Companies

At December 31, 1993, the company had a 50% interest in Silverstar, the largest distributor of electronic components in Italy. Prior to 1993 when it increased its holdings to a 55% majority interest, the company had a 40% interest in Spoerle. The investment in Silverstar is account-ed for using the equity method as was the investment in Spoerle prior to 1993. For the year ended December 31, 1993, Silverstar recorded net sales of $158,546,000, gross profit of $46,111,000, income before taxes of $8,959,000 and net income of $4,000,000. For the year ended December 31, 1992, Spoerle and Silverstar recorded net sales of $487,179,000, gross profit of $135,200,000, income before income taxes of $32,185,000, and net income of $26,082,000. For the year ended December 31, 1991, Spoerle recorded net sales of $226,890,000, gross profit of $66,038,000,


                                  -24-
                          ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



income before income taxes of $26,748,000, and net income of $20,466,000. Such results are exclusive of interest expense associated with financing the investment and purchase accounting adjustments (including amortization of costs assigned to identifiable assets, principally franchise agreements which are being amortized over 30 years, amortization over 40 years of costs in excess of the company's interest in net assets acquired, and related income taxes). A summary of Silverstar's balance sheet at December 31, 1993 and both affiliates' balance sheets at December 31, 1992, exclusive of the aforementioned adjustments, follows:

                                                   1993          1992
                                                     (In thousands)

      Current assets...........................  $ 94,624      $194,232
      Noncurrent assets........................     4,854        25,946
           Total assets .......................  $ 99,478      $220,178

      Current liabilities.....................   $ 78,836      $106,912
      Noncurrent liabilities..................      7,822        17,603
      Equity..................................     12,820        95,663
           Total liabilities and equity.......   $ 99,478      $220,178


     The above amounts have been translated from deutsche marks and lira into U.S. dollars based on exchange rates in effect at the end of the respective year or during such year.


4.  Long-Term Debt and Subordinated Debentures

      Long-term debt at December 31, 1993 and 1992 consisted of the following:

                                                   1993          1992
                                                     (In thousands)

8.29% senior notes due 2000....................  $ 75,000      $ 75,000
U.S. credit agreement due 1998.................    35,000             -
Deutsche mark term loan due 2000...............    28,794        15,442
Pound sterling term loan due 1998..............    18,596         7,573
Other obligations with various interest rates..     1,634         3,131
                                                  159,024       101,146
Less installments due within one year.........      5,196           713
                                                $ 153,828      $100,433

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


The senior notes are payable in three equal annual installments commenc-ing in 1998. The senior notes restrict the payment of cash dividends, limit long-term debt and short-term borrowings, and require net worth and the ratio of operating cash flow to interest expense be maintained at certain designated levels.

      The company's credit agreement with a group of banks (the "U.S. credit agreement") was amended in January 1994 to release all collater-al, to increase to $175,000,000 the amount of loans available, to reduce the borrowing rate, and to extend the maturity date to January 1998. At February 24, 1994, the company had outstanding borrowings of $30,500,000 under the U.S. credit agreement and unused borrowing capacity of $144,500,000.

      At the company's option, the interest rate for loans under the U.S. credit agreement is at the agent bank's prevailing prime rate (6% at December 31, 1993) or the U.S. dollar London Interbank Offered Rate ("LIBOR") (3.25% at December 31, 1993) plus .75%. The company pays the banks a commitment fee of .25% per annum on the aggregate unused portion of the U.S. credit agreement.

      The U.S. credit agreement restricts the payment of cash dividends, limits long-term debt and short-term borrowings, and requires that working capital, net worth, and the ratio of earnings to interest expense be maintained at certain designated levels.

      The company's wholly-owned German subsidiary has a 50,000,000 deutsche mark term loan from a group of German banks. The loan is payable in installments and bears interest at deutsche mark LIBOR (5.9375% at December 31, 1993) plus .75%. The loan is secured by an assignment of the subsidiary's interest in profit distributions from Spoerle and is guaranteed by the company. The obligations of the company under the guarantee are subordinated to the company's obliga-tions under the U.S. credit agreement and the senior notes.

      In January 1994, in connection with the acquisition of an addi-tional 15% interest in Spoerle, the company borrowed 25,000,000 deutsche marks from the German banks thereby increasing the loan balance to 75,000,000 deutsche marks.

      The company's wholly-owned U.K. subsidiary has a loan agreement with a British bank which, as amended in June 1993, includes a L8,000,000 term loan, payable in semi-annual installments from 1994 through 1998, and a revolving credit facility which provides for loans of up to L5,000,000. Borrowings under the loan agreement bear interest at sterling LIBOR (5.5% at December 31, 1993) plus 1.5% and are secured by the assets and common stock of the subsidiary. The loan agreement also requires that operating cash flow, as defined, and the ratio of earnings to interest expense be maintained by the subsidiary at certain designated levels.



                                  -26-




                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


      In April 1992, the company used the net proceeds of its common stock offering to redeem $46,000,000 of its 13-3/4% subordinated debentures and to repay approximately $13,000,000 of the company's 12% senior subordinated note issued to Lex in connection with the acquisi-tion of the European businesses. The redemption of the subordinated debentures resulted in an extraordinary charge of $4,039,000 ($2,424,000 after taxes), reflecting the net unamortized discount and issuance expenses of the subordinated debentures.

      In November 1992, the company issued $125,000,000 of 5-3/4% convertible subordinated debentures due in 2002. The debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of the company's common stock, at a conversion price of $33.125. The debentures are not redeemable at the option of the company prior to October 1995. The net proceeds from the issuance of the debentures together with the proceeds from the private placement of the senior notes were used to redeem the balance of the 13-3/4% subordinated debentures, the 12% subordinated debentures, and the 9% convertible subordinated debentures, to repay the balance of the 12% senior subordi-nated note issued to Lex, to repay the then existing term loan under the U.S. credit agreement, and to provide the company with general working capital. The redemption of the subordinated debentures and repayment of the term loan resulted in an extraordinary charge of $4,925,000 ($3,000,000 after taxes). The charge resulted from the amortization of the net unamortized discount and issuance expenses.

      The aggregate annual maturities of long-term debt and subordinated debentures for each of the five years in the period ending December 31, 1998 are: 1994--$5,196,000; 1995--$5,053,000; 1996--$5,056,000; 1997--
$6,943,000; and 1998--$74,151,000.

      The carrying amounts of the company's U.S. credit agreement and foreign borrowings approximate their fair value. At December 31, 1993, the closing price of the 5-3/4% convertible subordinated debentures on the New York Stock Exchange was 140% of par. The estimated fair market value of the 8.29% senior notes at December 31, 1993 was 106% of par.

5.  Income Taxes

      The provision for income taxes for 1993, 1992, and 1991 consisted of the following:

                                 1993           1992         1991
                                           (In thousands)
Current
  Federal.....................  $39,106        $14,080      $ 5,200
  State.......................    9,432          3,744        1,000
  Foreign.....................    9,376              -            -
                                 57,914         17,824        6,200
Deferred
  Federal.....................    2,760          9,869       (3,974)
  State.......................      552          2,333            -
  Foreign.....................    3,222              -            -
                                  6,534         12,202       (3,974)
                                $64,448        $30,026      $ 2,226
                                  -27-


                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED

      The principal causes of the difference between the U.S. statutory and effective income tax rates for 1993, 1992, and 1991 are as follows:

                                  1993          1992          1991
                                          (In thousands)

Provision at statutory rate...  $55,380        $27,292      $ 3,710
State taxes, net of federal
  benefit.....................    6,490          4,011          660
Minority interest.............   (4,277)             -            -
Foreign tax rate differential     3,448              -            -
Effect of equity income and
  foreign loss................     (385)        (1,199)        (716)
Amortization of goodwill......    1,124            775          513
Other differences.............    2,960            176          208
Tax benefit of loss and credit
  carryforwards...............     (292)        (1,029)      (2,149)
Income tax provision..........   $64,448       $30,026      $ 2,226


      For financial reporting purposes in 1993, income before income taxes attributable to the United States and foreign operations was $120,112,000 and $38,116,000, respectively.

      The significant components of the company's deferred tax assets are as follows:

                                  1993          1992
                                    (In thousands)

Inventory reserves............  $ 4,913        $ 8,082
Acquired net operating loss
  carryforwards...............    2,931          3,662
Other.........................    1,927          1,192
                                $ 9,771        $12,936


      At December 31, 1993, the company had approximately $7,000,000 of acquired U.S. net operating loss carryforwards available for tax return purposes which expire in the years 2001 through 2006. Such carry-forwards are subject to certain annual restrictions on the amount that can be utilized for tax return purposes. In France, the company had approximately $9,500,000 of net operating loss carryforwards, of which approximately $8,900,000 was acquired, which expire through 1997. In accordance with SFAS 109, the cost in excess of net assets of companies acquired has been adjusted by $24,600,000 in conjunction with various acquisitions to reflect the tax benefits of these net operating loss carryforwards and other differences in the tax and book bases of the assets and liabilities acquired. Included in other liabilities are deferred tax liabilities of $11,954,000 and $11,436,000 at December 31, 1993 and 1992, respectively. The deferred tax liabilities are princi-pally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


6.  Shareholders' Equity

      The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1. In February 1992, the company issued 66,196 shares of newly-created series B $19.375 convertible exchangeable preferred stock (the "series B preferred stock") for approximately $15,721,000 to provide partial funding for the acquisition of the European electronics distribution businesses of Lex.

      In September 1993, the company completed the conversion of all of its outstanding series B preferred stock into 1,009,086 shares of its common stock. This conversion eliminated $1.3 million of annual dividends.

      In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquired 20% or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatical-ly be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, expire on March 2, 1998 and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price.


7.  Employee Stock Plans

Restricted Stock Plan

      Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 1,330,000 shares of common stock may be awarded at the discretion of the Board of Directors to key employees of the company. The company believes that as many as 50 employees may be considered for awards under the Plan.

      Shares awarded under the Plan may not be sold, assigned, trans-ferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of such restrictions over a four-year period. The company awarded 40,000 shares of common stock in early 1994 to 35 key employees in respect of 1993, 49,250 shares of common stock to 35 key employees during 1993 (including 39,750 shares of common stock in early 1993 to 31 key employees in respect of


                                  -29-


                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


1992), 84,000 shares of common stock to 32 key employees during 1992 (including 63,000 shares awarded in early 1992 to 30 key employees in respect of 1991), and 11,000 shares of common stock to five key employ-ees during 1991. Forfeitures of shares awarded under the Plan were 7,625, 11,875, and 2,875 during 1993, 1992, and 1991, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over a four-year period and the unamortized balance is included in shareholders' equity as unamor-tized employee stock awards.

Stock Option Plan

      Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options were authorized for grant to key employees at prices determined by the Board of Directors in its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options currently outstanding have terms of ten years and become exercisable in equal annual installments over two or three-year periods from date of grant. In 1993, the shareholders of the company approved an increase in the number of shares of common stock authorized for stock options to an aggregate of 4,500,000 shares.

      The following information relates to the Option Plan:

                                  Year ended December 31,
                             1993           1992           1991

Options outstanding at
  beginning of year......    989,755      1,532,504      1,503,780
Granted..................    367,250        473,900        268,550
Exercised................   (392,934)      (978,446)      (202,225)
Forfeited................    (36,337)       (38,203)       (37,601)
Options outstanding at
  end of year............    927,734        989,755      1,532,504
Prices per share of
  options outstanding....$3.63-39.75    $3.63-28.25    $3.63-14.63
Average price per share
  of options exercised...      $9.06          $5.86          $5.29
Average price per share
  of options outstanding.     $17.02          $9.73          $6.21
Exercisable options......    715,170        665,821      1,145,599
Options available for
  future grant:
    Beginning of year....    748,959      1,184,656        165,605
    End of year..........  1,918,046        748,959      1,184,656

Stock Ownership Plan

      The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the Board of Directors, are in the form of company common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1993, 1992, and 1991 aggregated $2,525,000, $2,360,000, and $1,550,000, respectively.

                                  -30-
                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


8.  Retirement Plan

      The company has a defined contribution plan for eligible employ-ees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $2,286,000, $2,131,000, and $1,302,000 in 1993, 1992, and 1991, respectively.

9.  Lease Commitments

      The company leases certain office, warehouse, and other property under noncancellable operating leases expiring at various dates through 2016. Rental expenses of noncancellable operating leases amounted to $16,375,000 in 1993, $12,943,000 in 1992, and $11,588,000 in 1991.
Aggregate minimum rental commitments under all noncancellable operating leases approximate $69,922,000, exclusive of real estate taxes, insur-ance, and leases related to facilities closed in connection with the integration of the acquired businesses. Such commitments on an annual basis are: 1994-$15,012,000; 1995-$12,145,000; 1996-$9,858,000; 1997-
$6,859,000; 1998-$5,539,000 and $20,509,000 thereafter.  The company's obligations under capitalized leases are reflected as a component of deferred income taxes and other liabilities.


10.  Segment and Geographic Information

      The company is engaged in one business segment, the distribution of electronic components, systems, and related products. The geographic distribution of consolidated sales, operating income, and identifiable assets for 1993 and 1992 are as follows (in thousands):

                      Sales to                         Identifiable
                  Unaffiliated          Operating         Assets at
1993                 Customers      Income (Loss)      December 31,


North America....   $1,890,615           $156,014        $  717,566

Europe...........      600,935             40,153           367,102

Pacific Rim......       44,034              1,706            57,416

Eliminations
  and Corporate..            -            (16,331)           35,849
                    $2,535,584           $181,542         1,177,933

Investment in affiliated company                             13,371
Total assets at December 31, 1993                        $1,191,304

                         ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



                      Sales to                           Identifiable
                  Unaffiliated          Operating           Assets at
1992                 Customers      Income (Loss)        December 31,


North America....   $1,504,958           $116,007            $598,017

Europe...........      116,577              1,420              94,145

Pacific Rim......            -                  -                   -

Eliminations
  and Corporate..            -            (13,646)             23,838
                    $1,621,535           $103,781             716,000

Investments in affiliated companies                            64,893
Total assets at December 31, 1992                            $780,893


11.  Quarterly Financial Data (Unaudited)

     A summary of the company's quarterly results of operations for 1993 and 1992 follows:

                                First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                                 (In thousands except per share data)

1993:
  Sales.......................$551,391   $584,069   $697,825   $702,299
  Gross profit................ 120,091    120,847    136,876    135,517
  Net income..................  17,982     19,114     21,734     22,729
  Per common share:...........
    Primary ..................     .59        .62        .69        .72
    Fully diluted.............     .55        .58        .64        .67



                                First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                                 (In thousands except per share data)

1992:
  Sales.......................$378,679   $382,041   $407,421   $453,394
  Gross profit................  78,930     82,706     87,038     93,215
  Earnings before
    extraordinary charges.....   9,270     11,518     13,323     16,133
  Net income..................   9,270      9,094     13,323     13,133
  Per common share:
    Earnings before
      extraordinary charges....   .38         .41        .47        .53
    Extraordinary charges .....     -        (.10)         -       (.10)
 Net income....................   .38         .31        .47        .43

Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.

     None.
Part III


Item 10.  Directors and Executive Officers of the Registrant.

     See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 10, 1994 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 10, 1994 hereby is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Manage-ment.

     The information on page 3 and under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 10, 1994 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 10, 1994 hereby is incorporated herein by reference.

Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

     (a)1.  Financial Statements.

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

        2.  Financial Statement Schedules.

         The financial statement schedules listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

         All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.


                         ARROW ELECTRONICS, INC.
                      INDEX TO FINANCIAL STATEMENTS
                    AND FINANCIAL STATEMENT SCHEDULES
                              (Item 14 (a))

                                                              Page

Report of Ernst & Young, independent auditors                   15

Consolidated balance sheet at December 31, 1993 and 1992        16

For the years ended December 31, 1993, 1992 and 1991:

  Consolidated statement of operations                          17

  Consolidated statement of cash flows                          18

  Consolidated statement of shareholders' equity                19

Notes to consolidated financial statements for
  the years ended December 31, 1993, 1992 and 1991              20

Consolidated schedules for the three years ended December 31, 1993:

    II - Amounts receivable from employees                      45

  VIII - Valuation and qualifying accounts                      46

    IX - Short-term borrowings                                  47

                                  -34-
              3. Exhibits.

                 (2)(a) Restated Agreement of Purchase and Sale, dated as of September 20, 1987, between Ducommun Incorporated and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(b) to the company's Registration Statement on Form S-4, Commission File No. 33-17942).

                 (b) Letter Agreement dated January 11, 1988 between Ducommun Incorporated and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(b) to the company's Current Report on Form 8-K dated January 21, 1988, Commission File No. 1-4482).

                 (c) Acquisition Agreement, dated July 28, 1988, between Craig, Hochreiter & Co., Incorporated and Arrow Electronics, Inc., as amended and supplemented (incorporated by reference to Exhibit 2 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1988, Commission File No. 1-4482).

                 (d)(i) Acquisition Agreement, dated July 6, 1989, between Arrow Electronics (UK) Limited and Electrocomponents plc (incorporated by reference to Exhibit 2(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (ii) English language translation of Acquisition Agreement, dated July 6, 1989, between Spoerle Electronic Handelsgesell-schaft mbH & Co. and Retron Manger Electronic GmbH and Eldi GmbH Electronik Distributor (incorporated by reference to Exhibit 2(d)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (iii) Umbrella Agreement, dated July 6, 1989, between Electrocomponents plc; Retron Elektronische Bauteile und Gerate Handelsgesellschaft mbH, Manger Elektronik GmbH, and Eldi GmbH Elektro-nik Distributor; Arrow Electronics, Inc.; Arrow Electronics (UK) Limited; and Spoerle Electronic Handelsgesellschaft GmbH & Co. (incorpo-rated by reference to Exhibit 2(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                 (e)(i) Agreement of Purchase and Sale, as amended, by and among Lex Service PLC, Lex Burlington Inc., and Arrow Electron-ics, Inc. (incorporated by reference to Exhibit 6(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4482).

                    (ii) Stockholders' Agreement dated as of September 27, 1991 by and among Arrow Electronics, Inc., Lex Service PLC, and Lex Burlington Inc. (incorporated by reference to Exhibit 2(e)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (iii) Amendment No. 1 dated as of February 28, 1992 to the Stockholders' Agreement in (2)(e)(ii) above (incorporated by reference to Exhibit 2(g)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (iv) Amendment No. 2 dated as of July 30, 1992 to the Stockholders' Agreement in (2)(e)(ii) above (incorporated by reference to Exhibit 2(e)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (v) Amendment No. 3 dated as of February 1, 1993 to the Stockholders' Agreement in (2)(e)(ii) above (incorporated by reference to Exhibit 2(e)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (vi) Registration Rights Agreement dated as of September 27, 1991 by and among Arrow Electronics, Inc., Lex Service PLC, and Lex Burlington Inc. (incorporated by reference to Exhibit 2(e)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (vii) Amendment No. 1 dated as of February 28, 1992 to the Registration Rights Agreement in (2)(e)(vi) above (incorporated by reference to Exhibit (2)(g)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (viii) Amendment No. 2 dated as of July 30, 1992 to the Registration Rights Agreement in (2)(e)(vi) above (incorporated by reference to Exhibit (2)(e)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ix) Amendment No. 3 dated as of February 1, 1993 to the Registration Rights Agreement in (2)(e)(vi) above (incorporated by reference to Exhibit (2)(e)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (f)(i) Share Purchase Agreement dated as of October 10, 1991 among EDI Electronics Distribution International B.V., Aquarius Investments Ltd., Andromeda Investments Ltd., and the other persons named therein (incorporated by reference to Exhibit 2.2 to the company's Registration Statement on Form S-3, Registration No. 33-42176).

                    (ii) Standstill Agreement dated as of October 10, 1991 among Arrow Electronics, Inc., Aquarius Investments Ltd., Andromeda Investments Ltd., and the other persons named therein (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3, Registration No. 33-42176).

                    (iii) Shareholder's Agreement dated as of October 10, 1991 among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi.

                 (g)       Asset Purchase Agreement, dated as of
February 12, 1993, between Zeus Components, Inc. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(1) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (h) Agreement dated as of February 28, 1992 among Lex Service PLC, Arrow Electronics (UK) Limited, EDI Electronics Distribution International (France) SA, Arrow Electronics GmbH, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(1) to the company's Current Report on Form 8-K, dated March 11, 1992, Commis-sion File No. 1-4482).

                 (i) Subscription Agreement dated February 7, 1992, between Arrow Electronics, Inc. and various purchasers, pertaining to the sale of the company's Series B $19.375 Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 2(h) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

             (3) (a)       Amended and Restated Certificate of Incorpo-
ration of the company, as amended (incorporated by reference to Exhibit 4(1) to the company's Registration Statement on Form S-3, Registration No. 33-67890).
                 (b) Certificate of Amendment of the Amended and Restated Certificate of Incorporation of the company dated as of August 24, 1993 (incorporated by reference to Exhibit 4(2) to the company's Registration Statement on Form S-3, Registration No. 33-67890).

                 (c) By-Laws of the company, as amended (incorpo-rated by reference to Exhibit 3(b) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

             (4) (a)       Indenture, including Debenture, dated as of
November 25, 1992 between the company and the Bank of Montreal Trust Company, as Trustee, with respect to the company's 5-3/4% Convertible Subordinated Debentures due 2004 (incorporated by reference to Exhibit 4(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (b)(i) Rights Agreement dated as of March 2, 1988 between Arrow Electronics, Inc. and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A a Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B a letter to share-holders describing the Rights and a summary of the provisions of the Rights Agreement and as Exhibit C the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company's Current Report on Form 8-K dated March 3, 1988, Commission File No. 1-4482).

                    (ii) First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(b)(i) above (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 30, 1989, Commission File No. 1-4482).

                    (iii) Second Amendment, dated June 8, 1991, to the Rights Agreement in (4)(b)(i) above (incorporated by reference to Exhibit 4(i)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (iv) Third Amendment, dated July 19, 1991, to the Rights Agreement in (4)(b)(i) above (incorporated by reference to Exhibit 4(i)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (v) Fourth Amendment, dated August 26, 1991, to the Rights Agreement in (4)(b)(i) above (incorporated by reference to Exhibit 4(i)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

            (10)(a) Investment Management Agreement, dated as of September 28, 1981, between the company and Fayez Sarofim & Co. (incor-porated by reference to Exhibit 10(b)(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1981, Commission File No. 1-4482).

                 (b)(i) Arrow Electronics Savings Plan, as amended and restated through January 1, 1989 (incorporated by reference to Exhibit 10(b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (ii) Amendment No. 1, dated December 7, 1989, to the Arrow Electronics Savings Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (iii) Amendment No. 2, dated January 18, 1990, to the Arrow Electronics Savings Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (iv) Amendment No. 3, dated February 21, 1992, to the Arrow Electronics Savings Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (v) Supplement, dated September 27, 1991, to the Arrow Electronics Savings Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(b)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (vi) Supplement No. 3, dated August 24, 1993, to the Arrow Electronics Savings Plan in 10(b)(i) above.

                    (vii) Arrow Electronics Stock Ownership Plan, as amended and restated through January 1, 1989 (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (viii) Amendment No. 1, dated November 29, 1989, to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above (incor-porated by reference to Exhibit 10(b)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ix) Amendment No. 2, dated December 7, 1989, to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above (incor-porated by reference to Exhibit 10(b)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (x) Amendment No. 3, dated January 18, 1990, to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above
(incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (xi) Amendment No. 4, dated December 31, 1992 to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above (incor-porated by reference to Exhibit 10(b)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).
                                  -38-
                    (xii) Supplement No. 1, dated September 8, 1992, to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above (incor-porated by reference to Exhibit 10(b)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (xiii) Supplement No. 3, dated August 24, 1993, to the Arrow Electronics Stock Ownership Plan in (10)(b)(vii) above.

                    (xiv) Capstone Electronics Corp. Profit-Sharing Plan, effective January 1, 1990 (incorporated by reference to Exhibit 10(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (xv) Supplement No. 1, dated September 8, 1992, to the Capstone Electronics Profit-Sharing Plan in (10)(b)(xiv) above (incorporated by reference to Exhibit 10(b)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992,
Commission File No. 1-4482).

                    (xvi) Supplement No. 2, dated August 24, 1993, to the Capstone Electronics Profit Sharing Plan in (10)(b)(xiv) above.

                 (c)(i) Employment Agreement, dated as of October 16, 1990, between the company and John C. Waddell (incorporated by reference to Exhibit 10(c)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (ii) Employment Agreement, dated as of March 13, 1991, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (iii) Employment Agreement, dated as of March 13, 1991, between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (iv) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(c)(i), (ii), and (iii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (v) Form of Employment Agreement, dated as of April 1, 1989, between the company and Robert J. McInerney (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (vi) Form of Employment Agreement, dated as of March 13, 1991, between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (vii) Form of Employment Agreement, as amended and restated as of January 1, 1990, between the company and Wesley S. Sagawa (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (viii) Form of Employment Agreement, dated as of October 27, 1988, between the company and William J. Smith (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (ix) Employment Agreement, dated as of October 19, 1990, between the company and Don E. Burton (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (x) Employment Agreement, dated as of January 7, 1991, between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(c)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (xi) Employment Agreement, dated as of January 7, 1991, between the company and John S. Smith (incorporated by reference to Exhibit 10(c)(xii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (xii) Employment Agreement, dated as of March 17, 1993, between the company and Jan Salsgiver.

                    (xiii) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(c)(v)-(xii) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (xiv) Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (xv) Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc. (incorporated by reference to Exhibit
10(c)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (xvi) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (d)(i) Senior Note Purchase Agreement, dated as of December 29,1992, with respect to the company's 8.29% Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(d)(i) above.

                 (e) Amended and Restated Credit Agreement dated as of January 28, 1994 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents.

                 (f)(i) English translation of the Agreement of Purchase and Sale, dated January 19, 1993, between Carlo Giersch and Arrow Electronics GmbH with respect to the purchase of an additional 15% interest in Spoerle Electronic (incorporated by reference to Exhibit 10(f)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii) English translation of the Offer Agreement, with supplemental letters attached, dated January 19, 1993, between Arrow Electronics GmbH and Carlo Giersch with respect to the purchase of a second 15% interest in Spoerle Electronic (incorporated by reference to Exhibit 10(f)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File
No. 1-4482).

                    (iii)  English translation of the Partnership
Agreement of Spoerle Electronic, dated January 19, 1993 (incorporated by reference to Exhibit 10(f)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (iv)   English translation of the Articles of
Spoerle GmbH, dated as of January 1, 1993 (incorporated by reference to Exhibit 10(f)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (g) Amendment and Restatement Agreement relating to a Facilities Agreement dated February 28, 1992, between Arrow
Electronics (UK) Limited and National Westminster Bank PLC.

                 (h)(i) Credit Agreement, dated April 14, 1993, between Berliner Handels- und Frankfurter Bank and Arrow Electronics GmbH.
                    (ii) Amendment, dated January 28, 1994, to the Credit Agreement in (10)(h)(i) above.

                    (iii) Guarantee, dated January 16, 1990, between Arrow Electronics, Inc. and Berliner Handels- und Frankfurter Bank (incorporated by reference to Exhibit 10(h)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (iv) Subordination Agreement, dated January 16, 1990, between Berliner Handels- und Frankfurter Bank, Arrow Electronics, Inc., and The First National Bank of Chicago (incorporated by reference to Exhibit 10(h)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (v) First Amendment, dated December 29, 1992, to the Subordination Agreement in (10)(h)(iv) above (incorporated by reference to Exhibit 10(h)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (vi) Second Amendment, dated January 26, 1993, to the Subordination Agreement in (10)(h)(iv) above (incorporated by reference to Exhibit 10(h)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (vii) Third Amendment, dated April 12, 1993, to the Subordination Agreement in (10)(h)(iv) above.

                    (viii) Fourth Amendment, dated January 28, 1994, to the Subordination Agreement in (10)(h)(iv) above.

                    (viv) Assignments, dated January 16, 1990, by Arrow Electronics GmbH in favor of Berliner Handels- und Frankfurter Bank (incorporated by reference to Exhibit 10(h)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                 (i)(i) Arrow Electronics, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit (27)(a) to the company's Registration Statement on Form S-8, Registration No. 33-66594).

                    (ii) Form of Stock Option Agreement under (i)(i) above (incorporated by reference to Exhibit 10(k)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1986,
Commission File No. 1-4482).

                    (iii) Form of Nonqualified Stock Option Agreement under (i)(i) above (incorporated by reference to Exhibit 10(k)(iv) to the company's Registration Statement on Form S-4, Registration No. 33-17942).

                 (j)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated (incorporated by reference to Exhibit 10(j)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (ii) Form of Award Agreement under (j)(i) above (incorporated by reference to Exhibit 10(l)(iv) to the company's
Registration Statement on Form S-4, Registration No. 33-17942).

                 (k) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

                 (l) Share Purchase Agreement dated as of July 2, 1993 between Baring Brothers (Guernsey) Limited and Others and Arrow Electronics (UK) Limited.

                 (m) Share Sale Agreement dated as of August 17, 1993 between Ocean Information Holdings Limited and Arrow Electronics, Inc.

             (11)          Statement Re: Computation of Earnings Per
Share.

             (22)          List of Subsidiaries.

             (24)          Consent of Ernst & Young

             (28)  (i)     Record of Decision, issued by the EPA on
September 28, 1990, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28 to the company's Annual Report on Form 10-K for the year ended December 31, 1990,
Commission File No. 1-4482).

                    (ii) Consent Decree lodged with the U.S. District Court for the Middle District of Florida, Tampa Division, on December 18, 1991, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

         (b) Reports on Form 8-K

             None.

                     CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-66594, No. 33-48252, No. 33-20428 and No.
2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registra-tion Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Elec-tronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 24, 1994 with respect to the consolidated financial statements and schedules of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1993.





                                                           ERNST & YOUNG




New York, New York
March 25, 1994

                         ARROW ELECTRONICS, INC.

             SCHEDULE II - AMOUNTS RECEIVABLE FROM EMPLOYEES

               For the three years ended December 31, 1993



                                                         Deductions

                         Balance at                             Amounts      Balance
                         beginning                 Amounts      written      at end
                         of year      Additions    collected    off          of year

1993

John C. Waddell (1)      $ 120,000   $       -     $       -    $       -    $ 120,000


1992

John C. Waddell (1)        120,000           -             -            -      120,000


1991

John C. Waddell (1)        120,000            -            -            -      120,000




(1) Demand note bearing interest at 12% per annum.  The obligation was satisfied in full in 1994.

                                          -45-

                                   ARROW ELECTRONICS, INC.

                       SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                          For the three years ended December 31, 1993




                                            Additions

                       Balance at                                                 Balance
                       beginning     Charged        Charged                       at end
                       of year       to income      to other       Write-offs     of year

Allowance for
  doubtful accounts

1993                   $8,268,000    $10,769,000    $3,060,000(1)  $ 5,606,000    $16,491,000


1992                   $7,734,000    $12,081,000    $1,288,000(2)  $12,835,000    $ 8,268,000


1991                   $5,678,000    $ 4,677,000    $5,589,000(3)  $ 8,210,000    $ 7,734,000


(1)  Represents the allowance for doubtful accounts of the electronics distribution businesses acquired by the company in 1993 including Zeus Components, Inc., Microproces-
     sor & Memory Distribution Limited, Amitron-Arrow S.A., ATD Electronica S.A., CCI
     Electronique S.A., and Spoerle Electronic.

(2)  Represents the allowance for doubtful accounts of the European electronics distribution businesses acquired from Lex Service PLC in 1992.

(3)  Represents the allowance for doubtful accounts of the North American electronics distribution businesses acquired from Lex Service PLC in 1991.

                                             -46-


                                    ARROW ELECTRONICS, INC.

                              SCHEDULE IX - SHORT-TERM BORROWINGS

                          For the three years ended December 31, 1993



                                                Maximum
                                   Weighted     amount                          Weighted
                                   average      outstanding     Average         average
                                   interest     at any          amount          interest
                  Balance at       rate at      month-end       outstanding     rate
                  end of           end of       during          during          during
                  the year         the year     the year        the year        the year


Short-term borrowings


1993              $35,769,000        6.61%      $35,769,999     $19,666,000        7.82%


1992              $        -             -      $   399,000     $   114,000        8.23%


1991              $1,520,000          8.00%     $ 1,790,000     $   341,000       13.53%


Short-term borrowings represent obligations payable under short-term lines of credit arrange-
ments with various banks.  Borrowings were arranged on an as needed basis at either the bank's prime lending rate or LIBOR plus various credit margins which vary from country to country in
1993, sterling LIBOR plus 2 1/4% in 1992, and sterling LIBOR plus 2% in 1991.

The average amount outstanding during the year was computed by averaging the total month-end outstanding principal balances during the year.  The weighted average interest rate for each year was computed by dividing the interest expense by the average amount outstanding.

                                   -47-

                              SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARROW ELECTRONICS, INC.

                                          By/s/ Stephen P. Kaufman
                                                Stephen P. Kaufman
                                                President

                                          March 30, 1994

          Pursuant to the requirements of the Securities Exchange
Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By/s/ Stephen P. Kaufman                            March 30, 1994
      Stephen P. Kaufman, Principal
      Executive Officer and Director

By/s/ Robert E. Klatell                             March 30, 1994
      Robert E. Klatell, Senior Vice President,
      Principal Financial Officer, and Director

By/s/ Paul J. Reilly                                March 30, 1994
      Controller and Principal Accounting
      Officer

By/s/ John C. Waddell                               March 30, 1994
      John C. Waddell, Chairman of the
      Board of Directors

By/s/ Thomas M. Davidson                            March 30, 1994
      Thomas M. Davidson, Director

By/s/ Daniel W. Duval                               March 30, 1994
      Daniel W. Duval, Director

By/s/ Carlo Giersch                                 March 30, 1994
      Carlo Giersch, Director

By/s/ J. Spencer Gould                              March 30, 1994
      J. Spencer Gould, Director

By/s/ Lawrence R. Kem                               March 30, 1994
      Lawrence R. Kem, Director

By/s/ Steven W. Menefee                             March 30, 1994
      Steven W. Menefee, Director

By/s/ Richard S. Rosenbloom                         March 30, 1994
      Richard S. Rosenbloom, Director

                               -48-
