Form 10-Q
period 1994-03-31
ARROW ELECTRONICS INC
filed 1994-05-13
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1994

                                      OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

          Commission file number 1-4482


                            ARROW ELECTRONICS, INC.
             (Exact name of Registrant as specified in its charter)


           New York                                           11-1806155
(State or other jurisdiction of                       (I.R.S. Employer Identifi-
incorporation or organization)                         cation Number)

25 Hub Drive, Melville, New York                                 11747
(Address of principal executive                               (Zip Code)
 offices)


Registrant's telephone number,
 including area code                                        (516) 391-1300


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                  No

     Indicate the number of shares outstanding of each of the issuer's class-es of common stock, as of the latest practicable date.

     Common stock, $1 par value: 31,473,528 shares outstanding at April 29, 1994.






                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF OPERATIONS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                 (UNAUDITED)

                                                        1994         1993

Sales                                                 $820,783     $551,391

Costs and expenses:

  Cost of products sold                                660,420      431,300

  Selling, general and administrative
    expenses                                            96,482       74,171

  Depreciation and amortization                          5,466        3,328

                                                       762,368      508,799

Operating income                                        58,415       42,592

Equity in earnings of affiliated company                     -          300

Interest expense                                         9,021        6,928

Earnings before income taxes
  and minority interest                                 49,394       35,964

Provision for income taxes                              19,890       14,036

Earnings before minority interest                       29,504       21,928

Minority interest                                        4,243        3,946

Net income                                            $ 25,261     $ 17,982

Net income used in per common share
  calculation (reflecting deduction of
  preferred stock dividends)                          $ 25,261     $ 17,661

Net income per common share:
  Primary                                                 $.79         $.59
  Fully diluted                                           $.74         $.55

Average number of common shares and common
  share equivalents outstanding:
    Primary                                             31,898       29,995
    Fully diluted                                       35,672       34,778

                            See accompanying notes
                                     -2-


                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                           (DOLLARS IN THOUSANDS)



                                                    March 31,   December 31,
                                                       1994         1993
                                                   (Unaudited)

ASSETS

Current assets:                                     $   54,748   $   60,730
  Cash and short-term investments
  Accounts receivable, less allowance
    for doubtful accounts ($22,164 in
    1994 and $16,491 in 1993)                          478,635      363,084
  Inventories                                          470,252      434,953
  Prepaid expenses and other assets                     14,603       10,841

    Total current assets                             1,018,238      869,608


Property, plant and equipment at cost:
  Land                                                   5,700        5,700
  Buildings and improvements                            35,251       33,709
  Machinery and equipment                               59,261       55,148

                                                       100,212       94,557

    Less accumulated depreciation and
      amortization                                      41,216       38,606

                                                        58,996       55,951

Investment in affiliated company                             -       13,371

Investments in net assets of
  acquired businesses                                   19,180            -

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($15,774 in 1994 and $13,514 in 1993)                229,622      199,383

Other assets                                            43,054       52,991

                                                    $1,369,090   $1,191,304

                           See accompanying notes.

                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                           (DOLLARS IN THOUSANDS)



                                                    March 31,    December 31,
                                                       1994          1993
                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  253,986   $  190,013
  Accrued expenses                                     133,772      104,146
  Accrued interest                                       6,820        5,421
  Short-term borrowings, including current
    maturities of long-term debt                        62,881       40,965

    Total current liabilities                          457,459      340,545

Long-term debt                                         172,272      153,828

Deferred income taxes and other liabilities             49,110       43,457

Subordinated debentures                                125,000      125,000

Minority interest                                       80,450       71,459

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 60,000,000 shares
    Issued - 31,477,563 shares in 1994
      and 31,298,335 shares in 1993                     31,477       31,298
   Capital in excess of par value                      315,145      310,203
   Retained earnings                                   149,950      124,689
   Foreign currency translation adjustment              (8,623)      (7,492)

                                                       487,949      458,698

   Less:  Treasury shares (10,872 in 1994
            and 1993) at cost                               12           12
          Unamortized employee stock awards              3,138        1,671

                                                       484,799      457,015

                                                    $1,369,090   $1,191,304

                           See accompanying notes.

                           ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
             FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                               (IN THOUSANDS)
                                 (UNAUDITED)
                                                      1994           1993
Cash flows from operating activities:
  Net income                                        $ 25,261       $ 17,982
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                    4,243          3,946
      Depreciation and amortization                    6,031          3,750
      Equity in undistributed earnings of
        affiliated company                                 -           (300)
      Deferred taxes                                   2,123            973
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable                        (46,092)       (34,592)
          Inventories                                 (8,408)        13,041
          Prepaid expenses and other assets              491          2,143
          Accounts payable                            41,708         (9,319)
          Accrued expenses                            11,931          6,675
          Accrued interest payable                     1,247          3,351
          Other                                       (1,588)           856
  Net cash provided by operating activities           36,947          8,506

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                    (1,936)          (713)
  Repayment of loan from affiliate                     7,730              -
  Cash consideration paid for acquired businesses    (51,904)       (25,145)
  Net cash (used for) investing activities           (46,110)       (25,858)

Cash flows from financing activities:
  Change in short-term borrowings                    (13,138)         1,484
  Repayment of long-term debt                         (7,036)          (172)
  Proceeds from exercise of stock options              1,962            639
  Proceeds from long-term debt                        23,351         43,892
  Distributions to partners                           (2,870)          (725)
  Financing fees paid                                   (200)          (753)
  Dividends paid                                           -           (321)
  Net cash provided by financing activities            2,069         44,044

Net increase (decrease) in cash and
  short-term investments                              (7,094)        26,692
Cash and short-term investments at beginning of
  period                                              60,730          3,393
Cash and short-term investments from affiliate
  at beginning of period                               1,112         27,057
Cash and short-term investments at end of period    $ 54,748       $ 57,142

Supplemental disclosures of cash flow information:
  Cash paid during the period:
    Income taxes                                    $ 14,196       $     96
    Interest                                           8,141          1,125

                          See accompanying notes.

                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               MARCH 31, 1994
                                 (UNAUDITED)


Note A -- Basis of presentation

          The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1993 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B -- Net income per common share

          Net income per common share for 1994 is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the three months ended March 31, 1994 the average number of common stock equivalents was 500,204. Net income per common share on a fully diluted basis for 1994 assumes that the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.

          Net income per common share for 1993 is based upon the weighted average number of common stock and common stock equivalents outstanding after deducting preferred stock dividends related to the series B $19.375 convertible exchangeable preferred stock (the "convertible exchangeable preferred stock"), which was converted into common stock in September 1993. For the three months ended March 31, 1993 the average number of common stock equivalents was 659,354. Net income per common share on a fully diluted basis for 1993 assumes that the convertible exchangeable preferred stock and the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the period. The dividends related to the convertible exchangeable preferred stock and the interest expense on the 5-3/4% convertible subordinated debentures, net of taxes, were eliminated.


Note C -- Acquisition of electronics distribution businesses

          In January 1994, the company acquired an additional 15% share, for approximately $23,400,000, in Spoerle Handelsgesellschaft mbH and Co. and its general partner, Spoerle GmbH (collectively, "Spoerle"), the largest distributor of electronic components in Germany, increasing its holdings to a 70% majority interest. During the first quarter of 1994, the company acquired an additional 11% share in Silverstar Ltd. S.p.A. ("Silverstar"), the largest distributor of electronic components in Italy, increasing its holdings to a 61% majority interest. The acquisitions are being accounted for as purchase transactions, and Silverstar is consolidated with the company effective January 1, 1994. Prior to 1994 the company's investment in Silverstar was accounted for under the equity method.

          In addition, in January 1994 the company acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and in March 1994 the company acquired TH:s Elektronik AB and its subsidiaries, a group of electronic distribution companies serving Norway, Sweden, and Finland. The acquisitions are being accounted for as purchase transactions beginning in their respective month of acquisition.

          In January 1993, the company acquired an additional 15% share, for approximately $25,145,000, in Spoerle, increasing its holdings to a then 55% majority interest. In May 1993, the company acquired the high-reliability electronic component distribution and value-added service businesses of Zeus Components, Inc. ("Zeus"). In June 1993, the company acquired Microprocessor & Memory Distribution Limited ("MMD"), a U.K.-based electronics distributor which focuses on the distribution of high-technology semiconductor products. In August 1993, the company acquired Components Agent Limited ("CAL"), one of the largest electronics distributors in Hong Kong. During the third quarter of 1993 the company acquired a majority interest in Amitron S.A. and the ATD Group, electronics distributors serving the Spanish and Portuguese markets. In November 1993, the company augmented its French operations by acquiring CCI Electronique.

          Set forth below for comparative purposes is the pro forma combined summary of operations for the three months ended March 31, 1993 as though the acquisitions in 1993 had occurred on January 1, 1993.

                                               Three Months Ended
                                                 March 31, 1993

(In thousands except per share data)
Sales                                                $612,210
Operating income                                       44,031
Net income                                             18,333
Net income per common share:
  Primary                                                 .59
  Fully diluted                                           .55
Average number of common shares and common
  share equivalents outstanding:
    Primary                                            30,557
    Fully diluted                                      35,340


          The unaudited pro forma combined summary of operations has been prepared utilizing the historical financial statements of Arrow and the acquired businesses. The unaudited pro forma combined summary of operations includes the effect of the purchase price allocation adjustments and the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the period. The purchase price allocation adjustments include the adjustment of the net assets acquired to fair market value and the estimated costs associated with the integration of the businesses. Such estimated costs include professional fees as well as real estate lease termination costs, costs associated with the elimination of certain redundant franchised lines, and severance and other expenses related to personnel performing duplicative functions, all of which are associated with facilities and personnel of the acquired businesses. The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1993.

           The unaudited pro forma combined summary of operations does not reflect sales attrition which may result from the combination of Zeus and MMD with Arrow's businesses. It also does not reflect the cost savings the company expects to achieve from the combination of the Zeus and MMD businesses with its own.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Included in 1994's consolidated results is Silverstar, which was accounted for under the equity method prior to January 1994 when Arrow increased its holdings to a majority interest.

Sales

          Consolidated sales of $820.8 million in the first quarter of 1994 were 48.9% and 16.9% ahead of last year's first quarter and the immediately preceding quarter, respectively. Excluding Silverstar, sales for the first quarter were $770 million, an increase of 39.7% and 9.6% over the first quarter of 1993 and the immediately preceding quarter, respectively. Worldwide sales, excluding the impact of acquisitions, advanced 22% over the first quarter of 1993, reflecting increased activity levels in each of the company's distribution groups.

Operating income

          The company recorded operating income of $58.4 million in the first quarter of 1994, compared to $42.6 million in the first quarter of 1993 and $47.7 million in the immediately preceding quarter. The improvement in operating income over the first quarter of 1993 reflects the impact of increased sales, continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, and the consolidation of Silverstar. Excluding Silverstar, operating income was $53.5 million and operating expenses as a percentage of sales decreased from 14.1% in the first quarter of 1993 to 12.3%.

          The increase in operating income over the immediately preceding quarter reflects the consolidation of Silverstar and increased sales. Operating expenses as a percentage of sales, excluding Silverstar, decreased from 12.5% in the fourth quarter of 1993 to 12.3% in the first quarter of 1994.

Interest expense

          Interest expense of $9 million in the first quarter of 1994 increased from $6.9 million in the comparable quarter of 1993 and $4.9 million in the immediately preceding quarter. The increase from the first quarter of 1993 reflects the borrowings associated with the acquisition of the incremental 15% of Spoerle in 1994, the consolidation of Silverstar, and the incremental interest associated with businesses acquired subsequent to the first quarter of 1993.

          The increase in interest expense compared with the immediately preceding quarter was due to the consolidation of Silverstar and the borrowings associated with the acquisition of the incremental 15% interest in Spoerle in January 1994.

Income taxes

          In the first quarter of 1994, the company recorded a provision for taxes at an effective tax rate of 40.3%, compared with 39% in the year-earlier period and 41.8% in the immediately preceding quarter.

Net income

          The company recorded net income of $25.3 million in the first quarter of 1994, compared with $18 million in the first quarter of 1993 and $22.7 million in the fourth quarter of 1993. The increase in net income over the year-earlier period and the immediately preceding period is due to increased sales and lower operating expenses as a percentage of sales offset in part by an increase in interest expense as previously discussed.


Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75% for both the first quarter of 1994 and 1993, excluding the effect of the investments in net assets of acquired businesses in 1994.

          The net amount of cash provided by the company's operating activities during the first quarter of 1994 was $36.9 million, principally reflecting higher net earnings. The net amount of cash used for investing activities was $46.1 million, including $51.9 million for various acquisitions.

              The net amount of cash provided by the company's operating activities during the first quarter of 1993 was $8.5 million, principally reflecting increased earnings. The net amount of cash used for investing activities was $25.9 million, including approximately $25.1 million for the acquisition of an additional 15% interest in Spoerle. The company financed the acquisition through borrowings under the company's U.S. credit agreement and bank borrowings in Germany.

         The company believes that its working capital, funds available under its credit agreement, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1996.


Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         11 - Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.

         During the quarter ended March 31, 1994, the company filed no Current Reports on Form 8-K.
                                     -9-






                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.




Date:  May 13, 1994                         By:/s/ Robert E. Klatell
                                               Robert E. Klatell
                                               Senior Vice President
                                                 and Chief Financial Officer

Date:  May 13, 1994                         By:/s/ Paul J. Reilly
                                               Paul J. Reilly
                                               Controller


































                                        -10-