Form 10-Q
period 1994-06-30
ARROW ELECTRONICS INC
filed 1994-08-11
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1994

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

            Yes     X                                  No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 31,506,610 shares outstanding at August 1, 1994.



                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                          Six Months Ended       Three Months Ended
                                              June 30                  June 30
                                           1994         1993         1994       1993


Sales                                 $1,656,430   $1,135,460    $835,647   $584,069

Costs and expenses:
  Cost of products sold                1,329,417      894,522     668,997    463,222
  Selling, general and
    administrative expenses              197,264      149,134     100,782     74,963
  Depreciation and amortization           10,858        6,828       5,392      3,500

                                       1,537,539    1,050,484     775,171    541,685

Operating income                         118,891       84,976      60,476     42,384
Equity in earnings of
  affiliated company                           -          613           -        313
Interest expense                          18,393       13,327       9,372      6,399
Earnings before income taxes
  and minority interest                  100,498       72,262      51,104     36,298

Provision for income taxes                40,332       28,598      20,442     14,562

Earnings before minority interest         60,166       43,664      30,662     21,736

Minority interest                          8,342        6,568       4,099      2,622

Net income                            $   51,824   $   37,096    $ 26,563   $ 19,114

Net income used in per common share
  calculation (reflecting deduction
  of preferred stock dividends)       $   51,824   $   36,454    $ 26,563   $ 18,793

Net income per common share:
  Primary                                  $1.62        $1.21       $ .83      $ .62
  Fully diluted                            $1.51        $1.12       $ .78      $ .58

Average number of common shares
  and common share equivalents
  outstanding:
    Primary                               31,903       30,147      31,895     30,306
    Fully diluted                         35,676       34,966      35,667     35,112

                                 See accompanying notes

                                          -2-



                                ARROW ELECTRONICS, INC.
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)



                                                       June 30,     December 31,
                                                         1994           1993
                                                     (Unaudited)

ASSETS

Current assets:                                       $   45,926      $   60,730
  Cash and short-term investments
  Accounts receivable, less allowance
    for doubtful accounts ($23,667 in
    1994 and $16,491 in 1993)                            498,413         363,084
  Inventories                                            489,849         434,953
  Prepaid expenses and other assets                       14,965          10,841

    Total current assets                               1,049,153         869,608



Property, plant and equipment at cost:
  Land                                                     5,700           5,700
  Buildings and improvements                              37,414          33,709
  Machinery and equipment                                 62,919          55,148

                                                         106,033          94,557

    Less accumulated depreciation and
      amortization                                        44,140          38,606

                                                          61,893          55,951

Investment in affiliated company                               -          13,371

Investments in net assets of
  acquired businesses                                     44,842               -

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($16,984 in 1994 and $13,514 in 1993)                  238,126         199,383

Other assets                                              42,126          52,991

                                                      $1,436,140      $1,191,304

                             See accompanying notes.







                                       -3-



                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                       June 30,     December 31,
                                                         1994           1993
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  265,454      $  190,013
  Accrued expenses                                       120,370         104,146
  Accrued interest                                         6,353           5,421
  Short-term borrowings, including
    current maturities of long-term debt                  93,626          40,965

    Total current liabilities                            485,803         340,545

Long-term debt                                           172,550         153,828

Deferred income taxes and other liabilities               49,106          43,457

Subordinated debentures                                  125,000         125,000

Minority interest                                         84,244          71,459

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 60,000,000 shares
    Issued - 31,510,957 shares in 1994
      and 31,298,335 shares in 1993                       31,511          31,298
   Capital in excess of par value                        315,906         310,203
   Retained earnings                                     176,512         124,689
   Foreign currency translation adjustment                (1,596)         (7,492)

                                                         522,333         458,698

   Less:  Treasury shares (11,247 in 1994
            and 10,872 in 1993) at cost                       13              12
          Unamortized employee stock awards                2,883           1,671

                                                         519,437         457,015

                                                      $1,436,140      $1,191,304

                             See accompanying notes.







                                      -4-

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                          1994         1993
Cash flows from operating activities:
  Net income                                           $51,824      $37,096
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                      8,342        6,568
      Depreciation and amortization                     11,996        7,827
      Equity in undistributed earnings of
        affiliated company                                   -         (613)
      Deferred taxes                                     3,637        7,798
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                          (57,755)     (53,791)
          Inventories                                  (21,400)     (15,726)
          Prepaid expenses and other assets                557        2,836
          Accounts payable                              48,886       17,414
          Accrued expenses                              (3,432)      13,037
          Accrued interest                                 771        3,959
          Other                                         (3,307)      (2,843)
  Net cash provided by operating activities             40,119       23,562

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                      (6,630)      (4,866)
  Cash consideration paid for acquired businesses      (80,623)     (57,715)
  Repayment by/(loan to) affiliate                       7,730       (7,000)
  Net cash (used for) investing activities             (79,523)     (69,581)

Cash flows from financing activities:
  Change in notes payable to banks                      12,330        2,784
  Repayment of long-term debt                           (7,740)        (242)
  Proceeds from common stock offering                        -       17,746
  Proceeds from exercise of stock options                2,443        1,464
  Proceeds from long-term debt                          24,351       38,652
  Distribution to partners                              (7,696)        (904)
  Dividends paid                                             -         (642)
  Financing fees paid                                     (200)      (1,032)
  Net cash provided by financing activities             23,488       57,826

Net increase (decrease) in cash and
  short-term investments                               (15,916)      11,807
Cash and short-term investments at beginning of
  period                                                60,730       30,450
Cash and short-term investments from affiliate
  at beginning of period                                 1,112            -
Cash and short-term investments at end of period       $45,926      $42,257

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Income taxes                                       $21,630      $ 8,000
    Interest                                           $20,473      $ 7,351

                             See accompanying notes
                                       -5-

                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                JUNE 30, 1994
                                 (UNAUDITED)
Note A -- Basis of presentation

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


Note B -- Net income per common share

          Net income per common share for 1994 is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the six months ended June 30, 1994 and 1993, the average number of common stock equivalents was 461,103 and 640,177 respectively. For the quarter ended June 30, 1994 and 1993, the average number of common stock equivalents was 409,705 and 628,324, respectively.

          Net income per common share on a fully diluted basis for 1994 assumes that the 5-3/4% convertible subordinated debentures (the
"convertible subordinated debentures") were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.

          Net income per common share for 1993 is based upon the weighted average number of common stock and common stock equivalents outstanding after deducting preferred stock dividends related to the series B $19.375 convertible exchangeable preferred stock (the "convertible exchangeable preferred stock"), which was converted into common stock in September 1993. Net income per common share on a fully diluted basis for 1993 assumes that the convertible exchangeable preferred stock and the convertible subordinated debentures were converted to common stock at the beginning of the period. The dividends related to the convertible exchangeable preferred stock and the interest expense on the convertible subordinated debentures, net of taxes, were eliminated.


Note C -- Acquisition of electronics distribution businesses

          In January 1994, the company acquired an additional 15% share, for approximately $23,400,000, in Spoerle Handelsgesellschaft mbH and Co. and its general partner, Spoerle GmbH (collectively, "Spoerle"), the largest distributor of electronic components in Germany, increasing its holdings to a 70% majority interest. During the first quarter of 1994, the company acquired an additional 11% share in Silverstar Ltd. S.p.A. ("Silverstar"), the largest distributor of electronic components in Italy, increasing its holdings to a 61% majority interest. The acquisitions are being accounted


                                     -6-


for as purchase transactions, and Silverstar is consolidated with the company, effective January 1, 1994. Prior to 1994 the company's investment in Silverstar was accounted for under the equity method.

          In addition, in January 1994 the company acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and in March 1994 the company acquired TH:s Elektronik AB and its subsidiaries, a group of electronic distribution companies serving Norway, Sweden, and Finland. In April 1994, the company acquired Exatec A/S, one of the largest distributors of semiconductors in Denmark. In May 1994, the company acquired Texny (Holdings) Limited, one of Hong Kong's leading distributors of electronic components. The acquisitions are being accounted for as purchase transactions beginning in their respective month of acquisition.

          In January 1993, the company acquired an additional 15% share in Spoerle, increasing its holdings to a then 55% majority interest. In May 1993, the company acquired the high-reliability electronic component distribution and value-added service businesses of Zeus Components, Inc. ("Zeus"). In June 1993, the company acquired Microprocessor & Memory Distribution Limited ("MMD"), a U.K.-based electronics distributor which focuses on the distribution of high-technology semiconductor products. In August 1993, the company acquired Components Agent Limited ("CAL"), one of the largest electronics distributors in Hong Kong. During the third quarter of 1993 the company acquired a majority interest in Amitron S.A. and the ATD Group, electronics distributors serving the Spanish and Portuguese markets. In November 1993, the company augmented its French operations by acquiring CCI Electronique.

          Set forth below for comparative purposes is the pro forma combined summary of operations for the six months ended June 30, 1993 as though the acquisitions in 1993 had occurred on January 1, 1993.

                                                 Six Months Ended
                                                   June 30, 1993

(In thousands except per share data)
Sales                                                $1,249,995
Operating income                                         87,970
Net income                                               38,020
Net income per common share:
  Primary                                                  1.23
  Fully diluted                                            1.13
Average number of common shares and common
  share equivalents outstanding:
    Primary                                              30,656
    Fully diluted                                        35,505

          The unaudited pro forma combined summary of operations has been prepared utilizing the historical financial statements of Arrow and the acquired businesses. The unaudited pro forma combined summary of operations includes the effect of the purchase price allocation adjustments and the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the period. The purchase price allocation adjustments include the adjustment of


                                     -7-
the net assets acquired to fair market value and the estimated costs associated with the integration of the businesses. Such estimated costs include professional fees as well as real estate lease termination costs, costs associated with the elimination of certain redundant franchised lines, and severance and other expenses related to personnel performing duplicative functions, all of which are associated with facilities and personnel of the acquired businesses. The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1993.

           The unaudited pro forma combined summary of operations does not reflect sales attrition which may result from the combination of Zeus and MMD with Arrow's businesses. It also does not reflect the cost savings the company achieved from the combination of the Zeus businesses with its own and it expects to achieve when MMD is combined with the company's UK businesses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          Included in 1994's consolidated results is Silverstar, which was accounted for under the equity method prior to January 1994 when Arrow increased its holdings to a majority interest.

Sales

          Consolidated sales for the six months and second quarter of 1994 increased 45.9% and 43.1% compared with year-earlier periods. Excluding Silverstar, sales for the first six months and second quarter of 1994 were $1.5 billion and $777 million, respectively, an increase of 36.3% and 33% over the comparable year-earlier periods.

Operating income

          The company recorded operating income of $118.9 million and $60.5 million in the first six months and second quarter of 1994, respectively, compared with $85 million and $42.4 million, respectively, in year-earlier periods. The improvement in operating income over the 1993 periods reflects the impact of increased sales, acquisitions, continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, and the consolidation of Silverstar. Excluding Silverstar, operating income was $107.5 million and $54 million in the first six months and second quarter of 1994, respectively, and operating expenses as a percentage of sales decreased from 13.7% in the first six months of 1993 to 12.4% and from 13.4% in the second quarter of 1993 to 12.5%.

Interest expense

          Interest expense of $18.4 million and $9.4 million in the first six months and second quarter of 1994, respectively, increased from $13.3 million during the first six months of 1993 and $6.4 million in the comparable quarter of 1993.

          The increase from the first six months and second quarter of 1993 reflects the borrowings associated with the consolidation of Silverstar, the acquisition of the incremental 15% of Spoerle in 1994, and the incremental interest associated with businesses acquired subsequent to the second quarter of 1993.
                                     -8-

Income taxes

          During the first six months and second quarter of 1994, the company recorded a provision for taxes at an effective tax rate of 40.1% and 40% compared with 39.6% and 40.1%, respectively, in the earlier periods.

Net income

          The company recorded net income of $51.8 and $26.6 million in the first six months and second quarter of 1994, respectively, compared with $37.1 million in the first six months of 1993 and $19.1 million in the second quarter of 1993. The increase in net income over the year-earlier periods is due to increased sales and lower operating expenses as a percentage of sales offset in part by an increase in interest expense as previously discussed.

Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75% and 74% at June 30, 1994 and 1993, respectively, excluding the effect of the investments in net assets of acquired businesses.

         The net amount of cash provided by the company's operating activities during the first six months of 1994 was $40.1 million, principally reflecting higher net earnings. The net amount of cash used for investing activities was $79.5 million, including $80.6 million for various acquisitions. The net amount of cash provided by financing activities was $23.5 million, principally reflecting the company's U.S. credit agreements and German bank borrowings, offset in part by the distribution to partners and the net repayment of debts.

      The net amount of cash provided by the company's operating activities during the first six months of 1993 was $23.6 million, principally reflecting increased earnings offset in part by increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $69.6 million, including approximately $57.7 million for the acquisition of Zeus, MMD, and an additional 15% interest in Spoerle. The net amount of cash provided by financing activities was $57.8 million, principally reflecting the proceeds from the company's U.S. credit agreement, German bank borrowings, and the company's May 1993 common stock offering, offset in part by the payment of financing fees and preferred stock dividends.

         The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1996.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The company's Annual Meeting of Shareholders was held on May 10, 1994 (the "Annual Meeting").

    (c) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

         (i) The shareholders voted 25,096,973 shares in favor, 578,707 shares against, and 922,029 shares in abstention with respect to the adoption of the Chief Executive Officer Performance Bonus Plan. There were no broker non-votes to the adoption of this plan.

         (ii) The shareholders voted 26,408,572 shares in favor, 144,762 shares against, and 44,375 shares in abstention with respect to the appointment of Ernst & Young as auditors of the company. There were no broker non-votes to this appointment.


         (iii) The following individuals were elected by the shareholders to serve as Directors:



                                                   Shares
                                                                      Broker
                                                                      Non-
Board Member                In Favor       Against     Abstention     Votes

Daniel W. Duval            26,325,205      272,504          -            -
Carlo Giersch              26,439,075      158,634          -            -
J. Spencer Gould           26,432,409      165,300          -            -
Stephen P. Kaufman         26,436,976      160,733          -            -
Lawrence R. Kem            26,436,553      161,156          -            -
Robert E. Klatell          26,439,605      158,104          -            -
Steven W. Menefee          26,323,997      273,712          -            -
Richard S. Rosenbloom      26,322,424      275,285          -            -
John C. Waddell            26,326,889      270,820          -            -




Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.
          2 - Agreement and Plan of Merger dated as of June 24, 1994 by and among Arrow Electronics, Inc., AFG Acquisition Company and Gates/FA Distributing, Inc. (incorporated by reference to
              Exhibit 2 to the company's Registration Statement on Form S-4, Registration No. 33-54413).

         11 - Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.

         During the quarter ended June 30, 1994, the company filed no Current Reports on Form 8-K.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.




Date: August 11, 1994                       By:/s/ Robert E. Klatell
                                               Robert E. Klatell
                                               Senior Vice President
                                                 and Chief Financial Officer

Date: August 11, 1994                       By:/s/ Paul J. Reilly
                                               Paul J. Reilly
                                               Controller