Form 10-Q
period 1994-09-30
ARROW ELECTRONICS INC
filed 1994-11-14
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1994

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

  Common stock, $1 par value: 35,305,176 shares outstanding at November 3, 1994.



                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                         Nine Months Ended       Three Months Ended
                                            September 30            September 30
                                          1994         1993        1994       1993


Sales                                 $2,886,285   $2,095,349    $996,259   $790,941

Costs and expenses:
  Cost of products sold                2,365,566    1,693,627     821,561    645,697
  Selling, general and
    administrative expenses              311,912      244,811     103,791     87,648
  Depreciation and amortization           17,269       12,480       5,887      5,097
  Integration charge                      21,875            -      21,875          -

                                       2,716,622    1,950,918     953,114    738,442

Operating income                         169,663      144,431      43,145     52,499
Equity in earnings of
  affiliated company                           -          938           -        325
Interest expense                          29,208       21,657       9,342      7,373

Earnings before income taxes
  and minority interest                  140,455      123,712      33,803     45,451

Provision for income taxes                55,801       49,860      12,982     18,858

Earnings before minority interest         84,654       73,852      20,821     26,593

Minority interest                         12,656        9,645       4,314      3,077

Net income                            $   71,998   $   64,207    $ 16,507   $ 23,516

Net income used in per common share
  calculation (reflecting deduction
  of preferred stock dividends)       $   71,998   $   63,327    $ 16,507   $ 23,278

Net income per common share:
  Primary                                  $2.02        $1.85       $ .46      $ .67
  Fully diluted                            $1.91        $1.73       $ .45      $ .63

Average number of common shares
  and common share equivalents
  outstanding:
    Primary                               35,717       34,216      35,734     34,806
    Fully diluted                         39,490       38,982      39,507     39,356

                                 See accompanying notes

                                          -2-

                                ARROW ELECTRONICS, INC.
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)



                                                   September 30,    December 31,
                                                        1994            1993
                                                    (Unaudited)

ASSETS

Current assets:
  Cash and short-term investments                     $   57,649      $   60,730
  Accounts receivable, less allowance
    for doubtful accounts ($27,598 in
    1994 and $18,597 in 1993)                            583,935         411,436
  Inventories                                            562,938         497,661
  Prepaid expenses and other assets                       19,315          11,878

    Total current assets                               1,223,837         981,705



Property, plant and equipment at cost:
  Land                                                     6,030           6,030
  Buildings and improvements                              39,695          35,188
  Machinery and equipment                                 71,576          59,636

                                                         117,301         100,854

    Less accumulated depreciation and
      amortization                                        50,000          40,900

                                                          67,301          59,954

Investments in net assets of
  acquired businesses                                     46,067               -

Investment in affiliated company                               -          13,371

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($20,623 in 1994 and $15,179 in 1993)                  249,738         209,515

Other assets                                              39,780          53,422

                                                      $1,626,723      $1,317,967

                             See accompanying notes.







                                       -3-

                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)



                                                   September 30,    December 31,
                                                        1994            1993
                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  332,721      $  237,241
  Accrued expenses                                       127,516         108,996
  Accrued interest                                         6,086           5,421
  Short-term borrowings, including
    current maturities of long-term debt                  94,411          41,075

    Total current liabilities                            560,734         392,733

Long-term debt                                           207,666         189,859

Deferred income taxes and other liabilities               52,622          43,503

Subordinated debentures                                  125,000         125,000

Minority interest                                         95,322          71,459

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 60,000,000 shares
    Issued - 35,309,422 shares in 1994
      and 35,039,548 shares in 1993                       35,309          35,039
   Capital in excess of par value                        340,312         332,700
   Retained earnings                                     208,847         136,849
   Foreign currency translation adjustment                 4,808          (7,492)

                                                         589,276         497,096

   Less:  Treasury shares (11,247 in 1994
            and 10,872 in 1993) at cost                       13              12
          Unamortized employee stock awards                3,884           1,671

                                                         585,379         495,413

                                                      $1,626,723      $1,317,967

                             See accompanying notes.








                                      -4-

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1994 AND 1993
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                          1994         1993
Cash flows from operating activities:
  Net income                                           $71,998     $ 64,207
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                     12,464        9,645
      Integration charge                                21,875            -
      Depreciation and amortization                     18,966       14,175
      Equity in undistributed earnings of
        affiliated company                                   -         (938)
      Deferred taxes                                     8,677        8,465
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                          (90,065)    (115,167)
          Inventories                                  (28,294)     (47,044)
          Prepaid expenses and other assets             (2,470)       3,286
          Accounts payable                              67,281       82,554
          Accrued expenses                             (22,027)      17,452
          Accrued interest                                 561        4,066
          Other                                         (2,050)       1,817
  Net cash provided by operating activities             56,916       42,518

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                     (10,907)      (9,096)
  Cash consideration paid for acquired businesses      (80,784)     (86,543)
  Repayment by/(loan to) affiliate                       7,730       (7,000)
  Net cash (used for) investing activities             (83,961)    (102,639)

Cash flows from financing activities:
  Change in notes payable to banks                       9,531        1,406
  Repayment of long-term debt                          (24,592)      (3,290)
  Proceeds from common stock offering                        -       17,705
  Proceeds from exercise of stock options                2,752        2,592
  Proceeds from long-term debt                          39,351       66,255
  Distribution to partners, net of contributions        (3,990)      (1,542)
  Dividends paid                                             -         (880)
  Financing fees paid                                     (200)      (1,248)
  Net cash provided by financing activities             22,852       80,998

Net increase (decrease) in cash and
  short-term investments                                (4,193)      20,877
Cash and short-term investments at beginning of
  period                                                60,730       30,457
Cash and short-term investments from affiliate
  at beginning of period                                 1,112            -
Cash and short-term investments at end of period       $57,649     $ 51,334

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Income taxes                                       $43,344     $ 20,899
    Interest                                           $29,968     $ 14,992
                             See accompanying notes

                                       -5-

                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             SEPTEMBER 30, 1994
                                 (UNAUDITED)


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

          On August 29, 1994, the company completed the acquisition of Gates/FA Distributing, Inc. ("Gates") in a transaction which was accounted for as a pooling-of-interests. Accordingly, the company's consolidated financial statements have been restated to include the operations of Gates for all periods presented.

Note B -- Net income per common share

          Net income per common share for 1994 is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the nine months and quarter ended September 30, 1994, the average number of common stock equivalents was 522,706 and 476,962, respectively. Net income per common share on a fully diluted basis for 1994 assumes that the 5-3/4% convertible subordinated debentures (the "convertible subordinated debentures") were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.

          Net income per common share for 1993 is based upon the weighted average number of common stock and common stock equivalents outstanding after deducting preferred stock dividends related to the series B $19.375 convertible exchangeable preferred stock (the "convertible exchangeable preferred stock"), which was converted into common stock in September 1993. For the nine months and quarter ended September 30, 1993, the average number of common stock equivalents was 715,082 and 725,334, respectively. Net income per common share on a fully diluted basis for 1993 assumes that the convertible exchangeable preferred stock and the convertible subordinated debentures were converted to common stock at the beginning of the period. The dividends related to the convertible exchangeable preferred stock and the interest expense on the convertible subordinated debentures, net of taxes, were eliminated.








                                     -6-
Note C -- Acquisition of electronics distribution businesses


          On August 29, 1994, the company completed the acquisition of Gates through the exchange of approximately 3,700,000 shares of newly-issued company stock. Gates' reported financial results have been adjusted to conform to the financial presentation of the company. Sales and net income combined for the nine months and three months ended September 30, 1993 and 1994, respectively, are as follows (in thousands):


                            Nine months ended         Three months ended
                              September 30               September 30
                           1994          1993          1994        1993

   Sales:
     Arrow              $2,572,311    $1,833,285     $915,881    $697,825
     Gates                 313,974       262,064       80,378      93,116
       Combined         $2,886,285    $2,095,349     $996,259    $790,941

   Net income:
     Arrow              $   68,153    $   58,830     $ 16,330    $ 21,734
     Gates                   3,845         5,377          177       1,782
       Combined         $   71,998    $   64,207     $ 16,507    $ 23,516


          The combined financial data does not reflect the cost savings expected to be achieved from the combination of Gates with the company's business or any sales attrition which may result. The cost savings will result principally from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, selling and stocking locations, and computer and telecommunications equipment.

          The combined financial data for 1994 includes a special pretax charge of $21,875,000 ($.36 and $.37 per share for the nine months and quarter ended September 30, 1994, respectively) of estimated costs associated with the integration of Gates and related transaction fees. Such estimated integration costs included real estate termination costs and severance and other expenses related to personnel performing duplicative functions.

          In January 1994, the company acquired an additional 15% share in Spoerle Handelsgesellschaft mbH and Co. and its general partner, Spoerle GmbH (collectively, "Spoerle"), the largest distributor of electronic components in Germany, increasing its holdings to a 70% interest. During the first quarter of 1994, the company acquired an additional 11% share in Silverstar Ltd. S.p.A. ("Silverstar"), the largest distributor of electronic components in Italy, increasing its holdings to a 61% majority interest.
The acquisitions are being accounted for as purchase transactions, and Silverstar is consolidated with the company, effective January 1, 1994. Prior to 1994 the company's investment in Silverstar was accounted for under the equity method.

          In addition, in January 1994 the company acquired the electronic component distribution business of Field Oy, the largest distributor of electronic components in Finland, and in March 1994 the company acquired TH:s Elektronik AB and its subsidiaries, a group of electronic distribution
                                     -7-

companies serving Norway, Sweden, and Finland. In April 1994, the company acquired Exatec A/S, one of the largest distributors of semiconductors in Denmark. In May 1994, the company acquired Texny (Holdings) Limited, one of Hong Kong's leading distributors of electronic components. The acquisitions are being accounted for as purchase transactions beginning in their respective month of acquisition.

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

          Set forth below for comparative purposes is the pro forma combined summary of operations for the nine months ended September 30, 1993 as though the acquisitions in 1993 had occurred on January 1, 1993.

                                                Nine Months Ended
                                                September 30, 1993

(In thousands except per share data)
Sales                                                $2,218,239
Operating income                                        147,772
Net income                                               65,220
Net income per common share:
  Primary                                                  1.87
  Fully diluted                                            1.75
Average number of common shares and common
  share equivalents outstanding:
    Primary                                              34,418
    Fully diluted                                        39,184

          The unaudited pro forma combined summary of operations has been prepared utilizing the historical financial statements of the company and the acquired businesses. The unaudited pro forma combined summary of operations includes the effect of the purchase price allocation adjustments and the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the period. The purchase price allocation adjustments include the adjustment of the net assets acquired to fair market value and the estimated costs associated with the integration of the businesses. Such estimated costs include professional fees as well as real estate lease termination costs, costs associated with the elimination of certain redundant franchised lines, and severance and other expenses related to personnel performing duplicative functions, all of which are associated with facilities and personnel of the acquired businesses. The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1993.


                                     -8-
           The unaudited pro forma combined summary of operations does not reflect sales attrition which may result from the combination of Zeus and MMD with the company's businesses. It also does not reflect the cost savings the company achieved from the combination of the Zeus businesses with its own and it expects to achieve when MMD is combined with the company's UK businesses.

          In September 1994, the company entered into a definitive agreement to acquire Anthem Electronics, Inc. ("Anthem"), a leading distributor of semiconductors and computer products to customers throughout the United States. Under the agreement, which provides for the merger of Anthem and a newly-formed subsidiary of the company, the shareholders of Anthem will receive .875 of a share of company common stock for each of the approximately 12,400,000 shares of Anthem common stock outstanding. The merger will be accounted for as a pooling-of-interests. The merger is subject to customary closing conditions, including the approval of the shareholders of both the company and Anthem. It is estimated that the closing will occur around the end of November.



                                     -9-

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

          On August 29, 1994, the company completed the acquisition of Gates, a leading commercial distributor of microcomputers, through the exchange of approximately 3.7 million shares of the company's stock for all the stock of Gates. This merger is accounted for as a pooling-of-interests and, accordingly, the accompanying consolidated financial statements have been restated to include the operations of Gates for all periods prior to the merger.
          Included in 1994's consolidated results is Silverstar, which was accounted for under the equity method prior to January 1994 when the company increased its holdings to a majority interest.

Sales

          Consolidated sales for the nine months and third quarter of 1994 increased 37.7% and 26% compared with the year-earlier periods. Excluding Silverstar, sales for the first nine months and third quarter of 1994 were $2.7 billion and $952 million, respectively, increases of 30.4% and 20.3% over the comparable year-earlier periods. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world and, to a lesser extent, acquisitions in Europe and the Pacific Rim.

Operating income

          The company recorded operating income of $169.7 million and $43.1 million in the first nine months and third quarter of 1994, respectively, compared with $144.4 million and $52.5 million, respectively, in the year-earlier periods. Included in 1994's results is a special pretax charge of $21.9 million associated with the integration of Gates. Excluding the special charge, operating income was $191.5 million and $65 million for the nine months and quarter ended September 30, 1994, respectively. The improvement in operating income, excluding the special charge, in the 1994 periods reflects the impact of increased sales, acquisitions, continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, and the consolidation of Silverstar, offset in part by lower gross profit margins. Gross profit margins decreased from prior periods as a result of a change in product mix and competitive pricing pressures.

          Excluding Silverstar, selling, general and administrative expenses as a percentage of sales decreased from 11.7% and 11.1% in the first nine months and third quarter of 1993, respectively, to 10.6% and 10.3% in the first nine months and third quarter of 1994, respectively.

Interest expense

          Interest expense of $29.2 million and $9.3 million in the first nine months and third quarter of 1994, respectively, increased from $21.7 million during the first nine months of 1993 and $7.4 million in the comparable quarter of 1993. The increase from the first nine months and third quarter of 1993 reflects the consolidation of Silverstar, the acquisition of the incremental 15% of Spoerle in 1994, and the incremental interest associated with businesses acquired subsequent to the third quarter of 1993.



                                    -10-
Income taxes

          During the first nine months and third quarter of 1994, the company recorded a provision for taxes at an effective tax rate of 39.7% and 38.4%, respectively, compared with 40.3% and 41.5%, respectively, in the earlier periods.

Net income

          The company recorded net income of $72 and $16.5 million in the first nine months and third quarter of 1994, respectively, compared with $64.2 million in the first nine months of 1993 and $23.5 million in the third quarter of 1993. Excluding the special charge of $13.1 million, net of tax, associated with the integration of Gates, net income was $85.1 million ($2.38 per share) and $29.6 million ($.83 per share) for the first nine months and third quarter of 1994, respectively. The increase in net income over the year-earlier periods is due to increased sales and operating income offset in part by an increase in interest expense as previously discussed.

Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 77% and 75% at September 30, 1994 and 1993, respectively, excluding the effect of the investments in net assets of acquired businesses.

         The net amount of cash provided by the company's operating activities during the first nine months of 1994 was $56.9 million, principally reflecting higher net earnings. The net amount of cash used for investing activities was $84 million, including $80.8 million for various acquisitions. The net amount of cash provided by financing activities was $22.9 million, principally reflecting the company's U.S. credit agreement and German bank borrowings, offset in part by the net repayment of debt.

      The net amount of cash provided by the company's operating activities during the first nine months of 1993 was $42.5 million, principally reflecting increased earnings offset in part by increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $102.6 million, including approximately $86.5 million for the acquisition of Zeus, MMD, CAL, Amitron and ATD, and an additional 15% interest in Spoerle. The net amount of cash provided by financing activities was $81 million, principally reflecting the proceeds from the company's U.S. credit agreement, German bank borrowings, and the company's May 1993 common stock offering, offset in part by the payment of financing fees and preferred stock dividends.

          In September 1994, the company entered into a definitive agreement to acquire Anthem, a leading distributor of semiconductors and computer products to customers throughout the United States. Under the agreement, which provides for the merger of Anthem and a newly-formed subsidiary of the company, the shareholders of Anthem will receive .875 of a share of company common stock for each of the approximately 12.4 million shares of Anthem




                                    -11-
common stock outstanding. The merger will be accounted for as a pooling-of-interests. The merger is subject to customary closing conditions, including the approval of the shareholders of both the company and Anthem. It is estimated that the closing will occur around the end of November.

         The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1996.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.
          2 - Agreement and Plan of Merger dated as of September 21, 1994 by and among Arrow Electronics, Inc., MTA Acquisition Company and Anthem Electronics, Inc. (incorporated by reference to
             Exhibit 2 to the company's Registration Statement on Form S-4, Registration No. 33-55645).

         11 - Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.

         During the quarter ended September 30, 1994, the company filed no Current Reports on Form 8-K.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        ARROW ELECTRONICS, INC.





Date:  November 14, 1994                By:/s/ Robert E. Klatell
                                           Robert E. Klatell
                                           Senior Vice President
                                             and Chief Financial Officer

Date:  November 14, 1994                By:/s/ Paul J. Reilly
                                           Paul J. Reilly
                                           Controller