Form 10-K405
ARROW ELECTRONICS INC
filed 1995-03-29
CIK 7536

Form 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      WASHINGTON, D.C.  20549
(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1994

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 8, 1995 was $1,888,554,056.


   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value: 46,387,259 shares outstanding at March 8, 1995.

   The following documents are incorporated herein by reference:
       1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 9, 1995 (incorporated in Part III).

                              PART I


Item 1.  Business.

      Arrow Electronics, Inc. (the "company") is the world's largest distributor of electronic components and computer products to industrial and commercial customers. As the global electronics distribution industry's leader in state-of-the-art operating systems, employee productivity, innovative value-added programs, and total quality assurance, the company is the distributor of choice for over 350 suppliers.

      The company's global distribution network spans North America, Europe, and the Asia/Pacific region. The company is the largest electronics distributor in each of these vital industrialized regions, serving a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains 160 sales facilities and 15 distribution centers in 28 countries.

      During 1994, the company acquired Gates/FA Distributing, Inc. and Anthem Electronics, Inc. in transactions accounted for as poolings of interests and, accordingly, the company's consolidated financial statements have been restated to include the operations of Gates and Anthem for all periods presented. In January 1994, the company acquired an additional 15% interest in Spoerle Electronic, the largest electronics distributor in Germany, bringing its holdings to 70%, and increased its holdings in Silverstar Ltd. S.p.A., the largest distributor in Italy, to a majority share. In addition, the company acquired Field Oy, the largest distributor of electronic components in Finland. In February, the company acquired TH:s Elektronic AB, a prominent distribution group headquartered in Stockholm. In April, the company acquired Copenhagen-based Exatec A/S, one of Denmark's largest distributors. In May, the company acquired Texny Glorytact (HK) Limited, a large semiconductor specialist in Hong Kong. In October, the company acquired The Megachip Group, a large distributor of memory and computer products in France, Germany, and the U.K. In November, the company acquired Veltek Australia Pty Ltd. and Zatek Australia Pty Ltd., two Melbourne-based broadline distributors.

      In 1993, the company acquired a 15% share in Spoerle increasing its holdings to a majority interest. The company also acquired Zeus Components, Inc. a distributor of high-reliability electronic components and value-added services, Microprocessor & Memory Distribution Limited, a focused U.K. distributor of high-technology semiconductor products, and Components Agent Limited, one of the largest distributors in Hong Kong. In addition, the company acquired Amitron S.A. and ATD Electronica S.A., distributors serving the Spanish and Portuguese markets, and CCI Electronique, a distributor serving the French marketplace.

      In North America, the company is organized into five product-specific sales and marketing groups: The Arrow/Schweber Electronics Group is the largest dedicated semiconductor distributor in the world. Anthem Electronics, Inc. is a leading distributor of semiconductors and computer products. Zeus Electronics is the only specialist distributor serving the military and high-reliability markets. Capstone Electronics focuses exclusively on the distribution of passive, electromechanical, and interconnect products. And Gates/Arrow Distributing, Inc. distributes commercial computer products and systems.

      Through its wholly-owned subsidiary, Arrow Electronics Distribution Group - Europe B. V., Arrow is the largest pan-European electronics distributor. The company's European strategy stresses two key elements: strong, locally-managed distributors to satisfy widely varying customer preferences and business practices; and an electronic backbone uniting Arrow's European partners with one another and with Arrow worldwide to leverage inventory investment and better meet the needs of customers in all of Europe's leading industrial electronics markets. In most of these markets, Arrow companies hold the number one position: Arrow Electronics (UK) Ltd. in Britain; Spoerle Electronic in Central Europe; Silverstar Ltd. S.p.A. in Italy; and Amitron-Arrow and ATD Electronica S.A. in Spain and Portugal. Arrow Electronique and Megachip form the largest electronics distribution group in France, and Arrow's Nordic companies, Field Oy, TH:s Elektronik, and Exatec A/S, are among the largest distributors in the markets of Finland, Norway, Sweden, and Denmark.

      Arrow is the first American electronics distributor to be present in the Asia/Pacific markets. Arrow's Components Agent Limited (C.A.L.) and Lite-On Group are the region's leading multinational distributor. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, and South Korea. In early 1995, the company acquired Lite-On Group and Ally, Inc. Lite-On, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, and Malaysia. Ally serves customers in Taipei; an
additional Arrow company serves India.   Within these dynamic
markets, Arrow is benefiting from two important growth factors: the decision by many of Arrow's traditional North American customers to locate production facilities in the region and the surging demand for electronic products resulting from rising living standards and massive investments in infrastructure.

      The company distributes a broad range of electronic components, computer products, and related equipment manufactured by others. About 66% of the company's consolidated sales are of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disc drives, controllers, and communication control equipment account for about 25%; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches and connectors.

      Most manufacturers of electronic components and computer products rely on independent authorized distributors, such as the company, to augment their product marketing operations. As a stocking, marketing and financial intermediary, the distributor relieves its manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories and accounts receivable), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of diverse inventories and rapid or scheduled deliveries. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

      The company and its affiliates serve approximately 140,000 industrial and commercial customers in North America, Europe, and the Asia/Pacific region. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers, small systems integrators, and large end-users. Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 1% of the company's 1994 sales.

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

      Of the approximately 350 manufacturers whose products are sold by the company, the ten largest accounted for about 65% of the business' purchases during 1994. Intel Corporation and Texas Instruments accounted for approximately 21% and 10%, respectively, of the business' purchases because of the market demand for microprocessors. No other supplier accounted for more than 9% of 1994 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

      Approximately 65% of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time. A manufacturer who elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. While these industry practices do not wholly protect the company from inventory losses, management believes that they currently provide substantial protection from such losses.

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

      The company and its affiliates employ approximately 6,500 people worldwide.

Executive Officers

     The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

     Name                  Age          Position or Office Held

Stephen P. Kaufman         53    Chairman and Chief Executive
                                 Officer
John C. Waddell            57    Vice Chairman
Robert E. Klatell          49    Senior Vice President, Chief
                                 Financial Officer, General Counsel,
                                 Secretary, and Treasurer
Philip D. Ellett           42    Vice President; President
                                 Gates/Arrow Distributing, Inc.
Carlo Giersch              57    President and Chief Executive
                                 Officer of Spoerle Electronic
Steven W. Menefee          50    Vice President; President,
                                 Arrow/Schweber Electronics Group
John J. Powers, III        40    Vice President; President,
                                 Anthem Electronics
Wesley S. Sagawa           47    Vice President; President, Capstone
                                 Electronics Corp.
Jan Salsgiver              38    Vice President; President, Zeus
                                 Electronics
Robert S. Throop           57    Vice President; Chairman and
                                 Chief Executive Officer,
                                 Anthem Electronics

      Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

      Stephen P. Kaufman has been Chairman since May 1994 and
President and Chief Executive Officer of the company for more than five years prior thereto.

      John C. Waddell has been Vice Chairman of the company since
May 1994 and Chairman for more than five years prior thereto.

      Robert E. Klatell has been Senior Vice President and has served as General Counsel and Secretary of the company for more than five years. He has been Chief Financial Officer since January 1992 and Treasurer of the company since October 1990.

      Philip D. Ellett became a Vice President of the company and President of Gates/Arrow Distributing, Inc. in September 1994, following the acquisition of Gates/FA Distributing, Inc. He had been President of Gates/FA Distributing, Inc. since December 1990 and prior thereto he was Executive Vice President.

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

      John J. Powers, III became a Vice President of the company in November 1994, following the acquisition of Anthem Electronics, Inc. He has been President of Anthem Electronics since June 1992; prior thereto he was Senior Vice President of Anthem Electronics.

      Wesley S. Sagawa has been a Vice President of the company and President of Capstone Electronics Corp., the company's subsidiary which markets passive, electromechanical, and interconnect products for more than five years.

      Jan Salsgiver has been a Vice President of the company since September 1993 and President of the company's Zeus Electronics since July 1993. For more than five years prior thereto, she held a variety of senior marketing positions in the company, the most recent of which was Vice President, Semiconductor Marketing of the Arrow/Schweber Electronics Group.

      Robert S. Throop has been Chairman and Chief Executive Officer of Anthem Electronics, Inc. for more than five years. He became a Vice President of the company in March 1995.

Item 2.  Properties.

      The company's executive office, located in Melville, New York, is owned by the company. The company occupies additional locations under leases due to expire on various dates to 2016. Six additional facilities are owned by the company, and another facility has been sold and leased back in connection with the financing thereof.

Item 3.  Legal Proceedings.

      Through a wholly-owned subsidiary, Schuylkill Metals
Corporation, the company was previously engaged in the refining and selling of lead. In September 1988, the company sold its refining business.

      In mid-1986 the refining business ceased operations at its battery breaking facility in Plant City, Florida, which facility had been placed on the list of hazardous waste sites targeted for cleanup under the federal Super Fund Program. The Plant City site was not sold to the purchaser of the refining business, and the company remains subject to various environmental cleanup obligations at the site under federal and state law. During 1991, the company engaged in settlement negotiations with the EPA, resulting in the execution of a consent decree defining those obligations which was entered by a federal court in Florida and became effective on April 22, 1992. The consent decree requires the company to fund and implement remedial design and remedial action activity addressing environmental impacts to site soils and sediment, underlying ground water, and wetland areas. The company, through its technical contractors, has begun implementation of these requirements and substantial progress has been made in each of the areas requiring remediation. Remediation of the wetlands areas on the site, including the creation of certain new wetlands areas under agreement with the EPA and the Florida Department of Environmental Conservation, has been substantially completed. A waste water treatment plant has been built on site by the company's contractors, and processing of ground and pond water for discharge to the Plant City Treatment Works has commenced. A contract for the stabilization of contaminated soils has been let and stabilization facilities erected. Soil processing has begun and material meeting the specifications of the consent decree are being produced. The extent of such remediation activities (including the estimated cost thereof and the time necessary to complete them), however, is subject to change based upon conditions actually encountered during remediation. Moreover, the EPA reserves the right to seek additional action if it subsequently finds further contamination or other conditions rendering the work insufficiently protective of human health or the environment. The company believes that the amount expected to be expended in any year to fund such activities will not have a material adverse impact on the company's liquidity, capital resources or results of operations.


Item 4.  Submission of Matters to a Vote of Security Holders.

      None.

                              PART II

Item 5.  Market for the Registrant's Common Equity and
           Related Stockholder Matters.

Market Information

      The company's common stock is listed on the New York Stock
Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1994 and 1993 were as follows:

Year                                                 High        Low

1994:
  Fourth Quarter                                  $38-5/8    $33-3/4
  Third Quarter                                    40-1/8     35-1/8
  Second Quarter                                   41-1/8     33-5/8
  First Quarter                                    45-1/8     36-1/8

1993:
  Fourth Quarter                                  $42-1/4    $33-5/8
  Third Quarter                                    43-1/8     34-5/8
  Second Quarter                                   36-1/4     29-3/4
  First Quarter                                    34-3/8     26-1/2



Holders

      On March 8, 1995, there were approximately 4,500 shareholders of record of the company's common stock.

Dividend History and Restrictions

      The company has not paid cash dividends on its common stock during the past two years. While the Board of Directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors.

      The terms of the company's U.S. credit agreement, senior notes, and certain foreign debt (see Note 4 of the Notes to Consolidated Financial Statements) restrict the payment of cash dividends, limit long-term debt and short-term borrowings, and require that the ratio of earnings to interest expense, ratio of operating cash flow to interest expense, working capital, net worth, and tangible net worth be maintained at designated levels.

Item 6.  Selected Financial Data

      The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report.

SELECTED FINANCIAL DATA (a)
(In thousands except per share data)
For the year:                        1994(b)   1993(c)(d)         1992      1991(e)       1990
Sales                             $4,649,234   $3,560,856   $2,423,033   $1,658,177 $1,542,672
Operating income                     255,974      226,089      163,699       79,201     74,527
Equity in earnings of affiliated
  companies                                -        1,673        6,550        5,657      6,395
Interest expense                      36,168       26,573       31,607       31,247     31,667
Earnings before extraordinary
  charges                            111,889      106,559       84,885       33,889     32,962
Extraordinary charges, net of
  income taxes                             -            -        5,424            -          -
Net income                        $  111,889   $  106,559   $   79,461   $   33,889 $   32,962
Per common share:
  Earnings before
    extraordinary charges(f)      $     2.40   $     2.33   $     2.05   $     1.05 $     1.13
  Extraordinary charges                    -            -         (.14)           -          -
  Net income (f)                  $     2.40   $     2.33   $     1.91   $     1.05 $     1.13
At year-end:
Accounts receivable and
  inventories                     $1,422,457   $1,094,175   $  781,267   $  696,440 $  478,561
Total assets                       2,038,774    1,569,152    1,080,163      995,064    676,327
Long-term debt, including
  current portion                    250,634      195,165      117,517      243,640    105,104
Subordinated debentures, including
 current portion                    125,000      125,000      125,000      105,965    107,300
Total long-term debt and
  subordinated debentures            375,634      320,165      242,517      349,605    212,404
Shareholders' equity                 837,885      701,799      566,100      392,293    287,175

(a)   In 1994, Arrow acquired Gates/FA Distributing, Inc. ("Gates") and Anthem
      Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests.  Accordingly, all financial information has been restated to include the operations of Gates and Anthem.

(b)   Includes special charges of $45.3 million reflecting expenses associated with the integration of Gates and Anthem.  Excluding these charges, operating income, net income, and net income per share were $301.3 million, $140.7 million, and $3.02, respectively.

(c)   Includes results of Spoerle Electronic, which were accounted for under the equity method prior to January 1993 when Arrow increased its holdings to a majority interest (see Note
      2 of the Notes to Consolidated Financial Statements).

(d)   Net income is after a restructuring charge of $7.8 million reflecting the disposition of the Eagle Technology Business Unit by Anthem.  Excluding this charge, operating income, net income, and net income per share were $233.9 million, $111.1 million, and $2.43, respectively.

(e)   Includes a special charge of $9.8 million reflecting expenses associated with the integration of the North American electronics distribution businesses of Lex Service PLC acquired in September 1991.  Excluding this charge, operating income, net income, and net income per share were $89 million, $40.4 million, and $1.29, respectively.

(f)   After preferred stock dividends of $.9 million in 1993, $3.9 million in 1992, $4.6 million in 1991, and $4.9 million in 1990.

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.


      For an understanding of the significant factors that in-fluenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

      During 1994, the company acquired Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the company's consolidated financial statements have been restated to include Gates and Anthem for all periods presented. The consolidated financial statements do not reflect the sales attrition which may result from the merger of Gates and Anthem with the company or the cost savings and synergies Arrow expects to achieve. Beginning in January 1993, the consolidated financial statements include the consolidated results of Spoerle Electronic ("Spoerle"), which had been accounted for under the equity method prior to January 1993 when the company increased its holdings to a majority interest. See
Note 2 of the Notes to Consolidated Financial Statements for information with respect to the acquisitions.


Sales

      Consolidated sales of $4.6 billion were 31% higher than 1993 sales of $3.6 billion. This increase principally reflects increased activity levels in each of the company's distribution groups throughout the world, the consolidation of Silverstar Ltd. S.p.A. ("Silverstar"), which had been accounted for under the equity method prior to January 1994 when the company increased its holdings to a majority interest, and, to a lesser extent, acquisitions in Europe and the Asia/Pacific region.

      In 1993, consolidated sales of $3.6 billion were 47% ahead of 1992 sales of $2.4 billion. Excluding Spoerle, sales were $3.2 billion, an advance of 32% over the year-earlier period. This sales growth was principally due to increased activity levels in each of the company's distribution groups, and, to a lesser extent, acquisitions in North America, Europe, and the Asia/Pacific region, offset in part by weaker currencies in Europe.

     Consolidated sales of $2.4 billion in 1992 were 46% higher than 1991 sales of $1.7 billion. This increase principally reflected the acquisitions of the North American and European businesses of Lex
Service PLC ("Lex") in September 1991 and February 1992, respectively, and increased North American sales.


Operating Income

      The company's consolidated operating income increased to $256 million in 1994, compared with operating income of $226.1 million in 1993. Included in the 1994 results are special integration charges of $45.3 million associated with the integration of Gates and Anthem. Excluding the special integration charges, operating income was $301.3 million. The improvement in operating income, excluding the special integration charges, reflects the impact of increased sales, continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, and the consolidation of Silverstar, offset in part by lower gross profit margins. Gross profit margins decreased from prior periods as a result of proportionately higher sales of low-margin microprocessors and commercial computer products, coupled with competitive pricing pressures. Operating expenses as a percentage of sales, excluding the special integration charges, were 11.1%, the lowest in the company's history.

      In 1993, the company's consolidated operating income increased to $226.1 million, compared with 1992 operating income of $163.7 million. The significant improvement in operating income reflected the impact of increased sales and the consolidation of Spoerle, offset in part by lower gross profit margins primarily reflecting proportionately higher sales of low-margin microprocessors and commercial computer products. Operating income in 1993 included a restructuring charge of $7.8 million associated with the sale by Anthem of its Eagle Technology Business Unit. Excluding this restructuring charge, operating income was $233.9 million.

      The company's 1992 consolidated operating income increased to $163.7 million, compared with operating income of $79.2 million in 1991. Operating income in 1991 included the recognition of approximately $9.8 million of costs associated with the integration of the North American businesses of Lex. The significant improve-ment in operating income in 1992 primarily reflected the impact of the company's acquisitions, improved gross profit margins reflecting a product mix more heavily weighted to semiconductor products, and improved North American sales. The rapid and successful integration of these businesses resulted in the realization of sizable economies of scale which, when combined with increased sales, enabled the company to reduce operating expenses as a percentage of sales from 15.3% in 1991 to 13.2% in 1992, the then lowest level in the company's history. Such economies of scale principally resulted from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, selling and stocking locations, and computer and telecommunications equipment.


Interest

      Interest expense of $36.2 million in 1994 increased by $9.6 million from the 1993 level. The increase principally reflected the consolidation of Silverstar and, to a lesser extent, the interest related to borrowings associated with acquisitions.

      In 1993, interest expense decreased to $26.6 million from $31.6 million in 1992. The decrease principally reflects the full-year effect of the retirement during 1992 of $46 million of the company's 13-3/4% subordinated debentures and the refinancing of the company's remaining high-yield debt with securities bearing lower interest rates, offset in part by the consolidation of Spoerle and borrowings associated with acquisitions.

      Interest expense of $31.6 million in 1992 increased by $.4 million from the 1991 level, reflecting the company's borrowings to finance the cash portion of the purchase price of the North American and European businesses of Lex, to pay fees and expenses relating to the acquisitions, to refinance existing credit facilities of the company, and to provide the company with working capital. Such increased borrowings were partially offset by the company's redemption of $46 million of its 13-3/4% subordinated debentures with the proceeds from the public offering of 4,703,500 common shares and lower effective interest rates.


Income Taxes

      The company recorded a provision for taxes, excluding the special charges associated with the integration of Gates and Anthem, at an effective tax rate of 40.6% in 1994, compared with 41% in 1993. The lower effective tax rate is the result of increased earnings in foreign countries with lower tax rates.

      In 1993, the company's effective tax rate was 41%, compared with 38.8% in 1992. The higher effective tax rate reflected increased U.S. taxes resulting from higher statutory rates and the consolidation of Spoerle.

      The company recorded a provision for taxes at an effective tax rate of 38.8% in 1992, compared with 36.8% in 1991. The higher effective tax rate reflected the depletion of the company's remain-ing $5.8 million U.S. net operating loss carryforwards in 1991.


Net Income

      Net income in 1994 was $111.9 million, an advance from $106.6 million in 1993. Excluding the special integration charges associated with Gates and Anthem, net income in 1994 was $140.7 million. Excluding the restructuring charge associated with the sale by Anthem of its Eagle Technology Business Unit, net income was $111.1 million in 1993. The increase in net income was due principally to increased operating income offset in part by higher interest expense.

     Net income in 1993 was $106.6 million, an advance from $79.5 million in 1992 (after giving effect to extraordinary charges of $5.4 million reflecting the net unamortized discount and issuance expenses associated with the redemption of high-coupon subordinated debentures and other debt in 1992). The increase in net income is due principally to the increase in operating income and lower interest expense offset in part by higher taxes.

      The company recorded net income of $84.9 million in 1992, before extraordinary charges aggregating $5.4 million, compared with net income of $33.9 million in 1991. Including these charges, net income in 1992 was $79.5 million. Included in 1991's results was a special charge of $9.8 million ($6.5 million after taxes) associated with the integration of the North American businesses of Lex. The improvement in net income was principally the result of the increase in operating income offset in part by the higher provision for income taxes.


     During 1994, the company increased its holdings in Silverstar to a majority interest and, accordingly, has consolidated its results. In 1993 and 1992, the company's share of Silverstar's net income was included in the equity in earnings of affiliated companies. The decrease in the equity in earnings of affiliated companies in 1993 was the result of the consolidation of Spoerle.


Liquidity and Capital Resources

     The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 76% in 1994 and 1993.

     Working capital increased by $103.6 million, or 14%, compared with 1993, as a result of increased sales, the consolidation of Silverstar, and acquisitions. Working capital increased in 1993 by $204.7 million, or 37%, compared with 1992, as a result of increased sales, the consolidation of Spoerle, and acquisitions. Working capital increased by $80.1 million in 1992 as a result of acquisitions in Europe and increased sales.

      The net amount of cash provided by operations in 1994 was $125.2 million, the principal element of which was the cash flow resulting from higher net earnings offset in part by increased working capital needs to support sales growth. The net amount of cash used by the company for investing purposes was $122.9 million, including $108.5 million for various acquisitions (see Note 2 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions). Cash flows from financing activities were $13.4 million, principally from increased borrowings in part to finance the 1994 acquisitions in Europe and the Asia/Pacific region.

      The net amount of cash provided by operations in 1993 was $35.7 million, the principal element of which was the cash flow resulting from higher net earnings offset by increased working capital needs to support sales growth. The net amount of cash used by the company for investing activities amounted to $114.8 million, including $87.9 million for various acquisitions. Cash flows from financing activities were $122.2 million, principally resulting from increased borrowings to finance the 1993 acquisitions in the U.S., Europe, and the Asia/Pacific region (see Note 2 of the Notes to Consolidated Financial Statements for additional information regarding these acquisitions).

      In September 1993, the company completed the conversion of all of its outstanding series B $19.375 convertible exchangeable preferred stock into 1,009,086 shares of its common stock. This conversion eliminated the company's obligation to pay $1.3 million of annual dividends.

      The net amount of cash provided by operating activities in 1992 was $76 million, attributable primarily to the net earnings of the company. The net amount of cash used by the company for investing activities amounted to $57.3 million, including $37.2 million for acquisitions in Europe.

     The aggregate cost of the company's acquisition of the electronics distribution businesses of Lex in the U.K. and France, and Spoerle's acquisition of the Lex electronics distribution business in Germany, was $52 million, of which $32 million was paid in cash and $20 million was paid in the form of a senior subordinated note due in June 1997. The company financed the cash portion of the purchase price through the sale of 66,196 shares of series B convertible exchangeable preferred stock and U.K. bank borrowings. In addition, a portion of the proceeds from the company's public offering of common stock and the issuance of the 5-3/4% convertible subordinated debentures was used to repay the senior subordinated note.

      The net amount of cash used for financing activities in 1992 was $21.1 million, principally reflecting the redemption of high-yield subordinated debentures, repayment of long-term debt, and the payment of preferred stock dividends and financing fees, offset by the public offering of 4,703,500 shares of common stock and the 5-3/4% convertible subordinated debentures, the issuance of the senior secured notes, and U.K. bank borrowings.

      In September 1992, the company completed the conversion of all of its outstanding depositary shares, each representing one-tenth share of its $19.375 convertible exchangeable preferred stock, into 3,615,056 shares of its common stock. This conversion eliminated the company's obligation to pay $4.6 million of annual dividends relating to the depositary shares.

Item 8.  Financial Statements.


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1994 and 1993, and the related consolidated statements of income, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the Index at Item 14(a). These financial statements and schedules are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1994 and 1993, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

                                                 ERNST & YOUNG LLP

New York, New York
February 22, 1995

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


      The consolidated financial statements of Arrow Electronics, Inc. have been prepared by management, which is responsible for their integrity and objectivity. These statements, prepared in accordance with generally accepted accounting principles, reflect our best use of judgment and estimates where appropriate. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

      The company's system of internal controls is designed to provide reasonable assurance that company assets are safeguarded from loss or unauthorized use or disposition, and that transactions are executed in accordance with management's authorization and are properly recorded. In establishing the basis for reasonable assurance, management balances the costs of the internal controls with the benefits they provide. The system contains self-monitoring mechanisms, and compliance is tested through an extensive program of site visits and audits by the company's operating controls staff.

      The Audit Committee of the Board of Directors, consisting entirely of outside directors, meets regularly with management, operating controls staff, and independent auditors, and reviews audit plans and results as well as management's actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Management, operating controls staff, and independent auditors have direct and confidential access to the Audit Committee at all times.

      The company's independent auditors, Ernst & Young LLP, were engaged to audit the consolidated financial statements in accordance with generally accepted auditing standards. These standards include a study and evaluation of internal controls for the purpose of establishing a basis for reliance thereon relative to the scope of their audit of the consolidated financial statements.



Stephen P. Kaufman
Chairman and Chief Executive Officer



Robert E. Klatell
Senior Vice President and
  Chief Financial Officer

                                   ARROW ELECTRONICS, INC.
                                 CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)

                                           ASSETS

                                                                            December 31,
                                                                          1994        1993


Current assets:
  Cash and short-term investments...................................  $  105,606  $   80,962
  Accounts receivable, less allowance for doubtful
    accounts ($31,132 in 1994 and $24,263 in 1993)..................     697,021     501,747
  Inventories.......................................................     725,436     592,428
  Prepaid expenses and other assets.................................      30,180      27,179
Total current assets................................................   1,558,243   1,202,316
Property, plant and equipment at cost
  Land..............................................................      11,970      12,076
  Buildings and improvements........................................      53,962      43,107
  Machinery and equipment...........................................      84,740      71,499
                                                                         150,672     126,682
  Less accumulated depreciation and amortization....................      60,857      48,438
                                                                          89,815      78,244
Investment in affiliated company....................................           -      13,371
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($36,057 in 1994
  and $26,233 in 1993)..............................................     334,297     216,221
Other assets........................................................      56,419      59,000
                                                                      $2,038,774  $1,569,152

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable..................................................  $  411,766  $  264,121
  Accrued expenses..................................................     191,574     131,902
  Short-term borrowings, including current maturities of
    long-term debt..................................................      86,123      41,075
Total current liabilities...........................................     689,463     437,098
Long-term debt......................................................     224,398     189,859
Other liabilities...................................................      56,335      43,937
Subordinated debentures.............................................     125,000     125,000
Minority interest...................................................     105,693      71,459
Shareholders' equity:
  Common stock, par value $1:
    Authorized--80,000,000 shares
    Issued--46,167,913 shares in 1994 and 45,753,346 shares in 1993       46,168      45,753
  Capital in excess of par value....................................     388,913     378,309
  Retained earnings.................................................     400,089     288,200
  Foreign currency translation adjustment...........................       6,367      (7,492)
                                                                         841,537     704,770
  Less unamortized employee stock awards and other..................       3,652       2,971
Total shareholders' equity..........................................     837,885     701,799
                                                                      $2,038,774  $1,569,152

                                   See accompanying notes.

                                   ARROW ELECTRONICS, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                            (In thousands except per share data)


                                                         Years Ended December 31,
                                                      1994          1993          1992
Sales..............................................$4,649,234    $3,560,856    $2,423,033

Costs and expenses:
  Cost of products sold............................ 3,832,169     2,901,648     1,938,569
  Selling, general and administrative expenses.....   487,982       403,870       304,808
  Depreciation and amortization....................    27,759        21,439        15,957
  Integration charges..............................    45,350             -             -
  Restructuring charge.............................         -         7,810             -
                                                    4,393,260     3,334,767     2,259,334

Operating income...................................   255,974       226,089       163,699

Equity in earnings of affiliated companies.........         -         1,673         6,550

Interest expense...................................    36,168        26,573        31,607

Earnings before income taxes, minority interest
  and extraordinary charges.......................    219,806       201,189       138,642

Provision for income taxes.........................    91,206        82,409        53,757

Earnings before minority interest
  and extraordinary charges........................   128,600       118,780        84,885

Minority interest..................................    16,711        12,221             -

Extraordinary charges.............................          -             -         5,424

Net income.........................................$  111,889    $  106,559    $   79,461

Net income used in per common share
  calculation (reflecting deduction of
  preferred stock dividends).......................$  111,889    $  105,679    $   75,558

Per common share:
  Primary:
    Earnings before extraordinary charges..........$     2.40    $     2.33    $     2.05
    Extraordinary charges..........................         -             -          (.14)

    Net income.....................................$     2.40    $     2.33    $     1.91

  Fully diluted:
    Earnings before extraordinary charges..........$     2.31    $     2.22    $     1.96
    Extraordinary charges..........................         -             -          (.12)

    Net income.....................................$     2.31    $     2.22    $     1.84

Average number of common shares and common
  share equivalents outstanding:
    Primary........................................    46,634        45,360        39,570
    Fully diluted..................................    50,407        49,908        43,406

                                   See accompanying notes.

                                   ARROW ELECTRONICS, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (In thousands)
                                                                    Years Ended December 31,

                                                                1994         1993         1992
Cash flows from operating activities:
  Net income.........................................        $111,889     $106,559     $79,461
  Adjustments to reconcile net income to net
   cash provided by (used for) operations:
     Minority interest in earnings...................          16,711       12,221           -
     Integration charges.............................          45,350            -           -
     Restructuring charge............................               -        7,810           -
     Extraordinary charges...........................               -            -       5,424
     Depreciation and amortization...................          29,821        23,871     18,377
     Equity in undistributed earnings of
       affiliated companies..........................               -        (1,673)     2,551
     Deferred income taxes...........................           8,167         2,678     15,018
     Change in assets and liabilities, net of
       effects of acquired businesses:
         Accounts receivable.........................         (80,315)      (86,782)   (14,663)
         Inventories.................................         (73,425)      (86,158)   (31,908)
         Prepaid expenses and other assets...........           2,754         1,112       (447)
         Accounts payable............................          93,987        49,095     18,543
         Accrued expenses............................         (37,275)        2,668    (19,381)
         Other.......................................           7,511         4,281      3,015
  Net cash provided by operating activities..........         125,175        35,682     75,990
  Cash flows from investing activities:
  Acquisition of property, plant and equipment, net..         (22,773)      (21,340)    (8,750)
  Cash consideration paid for acquired businesses....        (108,478)      (87,875)   (37,183)
  Repayment by (investment in and loans to) affiliate           7,000        (7,000)    (9,949)
  Collection of notes receivable from
    (advances to) officers...........................           1,397         1,369     (1,407)
  Net cash used for investing activities.............        (122,854)     (114,846)   (57,289)
Cash flows from financing activities:
  Change in short-term borrowings ...................         (35,811)       16,860     (1,520)
  Proceeds from (repayment of) credit facilities.....          15,184        56,911   (121,582)
  Proceeds from long-term debt.......................          36,037        24,750     86,633
  Repayment of long-term debt and subordinated
    debentures.......................................          (6,151)         (804)  (199,656)
  Proceeds from exercise of stock options
    and warrants.....................................           4,897         5,702      9,140
  Proceeds from (distributions to) minority partners.            (524)        2,993          -
  Proceeds from common stock offering................               -        17,705     74,258
  Proceeds from issuance of subordinated debentures..               -             -    125,000
  Proceeds from preferred stock offering.............               -             -     15,721
  Dividends paid.....................................               -          (880)    (4,609)
  Financing fees paid................................           (200)         (1,041)   (4,467)
  Net cash provided by (used for) financing activities         13,432        122,196   (21,082)
Effect of exchange rate changes on cash..............           7,779            314    (2,162)
Net increase (decrease) in cash and
  short-term investments.............................          23,532        43,346     (4,543)
Cash and short-term investments at
  beginning of year..................................          80,962        10,559     15,102
Cash and short-term investments from affiliate
  at beginning of year...............................           1,112        27,057          -
Cash and short-term investments at end of year.......        $105,606      $ 80,962   $ 10,559
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes.....................................       $  92,514      $ 62,904   $ 29,917
    Interest.........................................          31,753        22,228     33,436
                                   See accompanying notes.

                                                    ARROW ELECTRONICS,INC.
                                        CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                        (In thousands)
                                Preferred   Common                            Foreign    Unamortized
                                    Stock    Stock  Capital in                Currency      Employee
                                   at Par   at Par   Excess of  Retained   Translation  Stock Awards
                                    Value    Value   Par Value  Earnings    Adjustment     and Other    Total
Balance at December 31, 1991
  as previously reported             $237  $19,920   $199,680  $  3,799      $ 2,851        $ (651)    $225,836
Pooling of interests with
  Gates/FA Distributing, Inc.           -    2,740     13,586       965            -             -       17,291
Pooling of interests with
  Anthem Electronics, Inc.              -   10,277     35,984   102,905            -             -      149,166
Balance as restated                   237   32,937    249,250   107,669        2,851          (651)     392,293
  Net income                            -        -          -    79,461            -             -       79,461
  Issuance of common stock              -    5,474     68,784         -            -             -       74,258
  Issuance of preferred stock          66        -     15,655         -            -             -       15,721
  Conversion of preferred stock      (237)   3,615     (3,698)        -            -             -         (320)
  Exercise of stock options             -    1,428      8,740         -            -            11       10,179
  Exercise of stock warrants            -       14        141         -            -             -          155
  Tax benefits related to
    exercise of stock options           -        -     10,538         -            -             -       10,538
  Restricted stock awards, net          -       84        920         -            -        (1,004)           -
  Amortization of employee
    stock awards                        -        -          -         -            -           500          500
  Advances to officers for
    exercise of stock options           -        -          -         -            -        (2,601)      (2,601)
  Preferred stock cash dividends        -        -          -    (4,609)           -             -       (4,609)
  Translation adjustments               -        -          -         -       (9,369)                    (9,369)
  Other                                 -        -       (105)        -            -            (1)        (106)
Balance at December 31, 1992           66   43,552    350,225   182,521       (6,518)       (3,746)     566,100
  Net income                            -        -          -   106,559            -             -      106,559
  Issuance of common stock              -      562     17,143         -            -             -       17,705
  Conversion of preferred stock       (66)   1,009       (991)        -            -             -          (48)
  Exercise of stock options             -      537      4,640         -            -            13        5,190
  Exercise of stock warrants            -       45        467         -            -             -          512
  Tax benefits related to
    exercise of stock options           -        -      5,590         -            -             -        5,590
  Restricted stock awards, net          -       48      1,235         -            -        (1,283)           -
  Amortization of employee
    stock awards                        -        -          -         -            -           731          731
  Collection of notes receivable
    from officers                       -        -          -         -            -         1,369        1,369
  Accrued interest                      -        -          -         -            -           (55)         (55)
  Preferred stock cash dividends        -        -          -      (880)           -             -         (880)
  Translation adjustments               -        -          -         -         (974)            -         (974)
Balance at December 31, 1993            -   45,753    378,309   288,200       (7,492)       (2,971)     701,799
  Net income                            -        -          -   111,889            -             -      111,889
  Exercise of stock options             -      337      4,560         -            -             -        4,897
  Tax benefits related to
    exercise of stock options           -        -      3,147         -            -             -        3,147
  Restricted stock awards, net          -       78      2,897         -            -        (2,975)           -
  Amortization of employee
    stock awards                        -        -          -         -            -          1,182       1,182
  Collection of notes receivable
    from officers                       -        -          -         -            -          1,397       1,397
  Advances to officers for
    exercise of stock options           -        -          -         -            -           (173)       (173)
  Accrued interest                      -        -          -         -            -           (112)       (112)
  Translation adjustments               -        -          -         -       13,859              -      13,859
Balance at December 31, 1994        $   -  $46,168   $388,913  $400,089      $ 6,367        $(3,652)   $837,885

                                                    See accompanying notes.

                        ARROW ELECTRONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  DECEMBER 31, 1994, 1993, AND 1992

1.  Summary of Significant Accounting Policies

Basis of Presentation

In 1994, the company acquired Gates/FA Distributing, Inc.
("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the consolidated financial statements have been restated to include the operations of Gates and Anthem.

Certain prior year balances have been reclassified to conform to the current year's presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company's investments in affiliated companies which are not majority-owned are accounted for using the equity method. All significant intercompany transactions are eliminated.

Inventories

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property and Depreciation

Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax reporting purposes. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement.

Cost in Excess of Net Assets of Companies Acquired

The cost in excess of net assets of companies acquired is being amortized on a straight-line basis, principally over 40 years.

Foreign Currency

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate compo-nent of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year. The company has entered into forward foreign exchange contracts to hedge payments on purchased inventory. Gains and losses are deferred and included in other assets or other liabilities, respectively. They are recognized in income when payments are made.

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



Income Taxes

Income taxes are accounted for under the liability method.
Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Net Income Per Common Share

Net income per common share for 1994 is based upon the weighted average number of common shares outstanding and common share equivalents of 634,739. Net income per common share on a fully diluted basis assumes that the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the year and the related interest expense, net of taxes, was eliminated.

Net income per common share for 1993 is based upon the weighted average number of common shares outstanding and common share equivalents of 828,212 after deducting preferred stock dividends related to the series B $19.375 convertible exchangeable preferred stock (the "series B preferred stock"), which was converted into common stock in September 1993. Net income per common share on a fully diluted basis assumes that the series B preferred stock and the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the year. The dividends related to the series B preferred stock and the interest expense on the 5-3/4% convertible subordinated debentures, net of taxes, were eliminated.

Net income per common share for 1992 is based upon the weighted average number of common shares outstanding and common share equivalents of 1,241,108 after deducting preferred stock dividends related to the $19.375 convertible exchangeable preferred stock, which was converted into common stock in September 1992, and the series B preferred stock. Net income per common share on a fully diluted basis assumes that the $19.375 convertible exchangeable preferred stock was converted to common stock at the beginning of the year and the series B preferred stock issued in February 1992 and the 5-3/4% convertible subordinated debentures issued in November 1992 were converted to common stock at their respective dates of issuance. The dividends related to the $19.375 convertible exchangeable preferred stock and the series B preferred stock, and the interest expense on the 5-3/4% convertible subordinated debentures, net of taxes, were eliminated. The 9% convertible subordinated debentures are not assumed to be converted into common stock in 1992 as they would have been antidilutive.

Cash and Short-term Investments

Short-term investments which have a maturity of ninety days or less at time of purchase are considered cash equivalents in the statement of cash flows. The carrying amount reported in the balance sheet for short-term investments approximates its fair value.

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



2.  Acquisitions of Electronics Distribution Businesses

On August 29, 1994, the company acquired Gates through the exchange of approximately 3,743,000 shares of newly issued company stock. On November 26, 1994, the company acquired Anthem through the exchange of approximately 10,803,000 shares of newly issued company stock. These acquisitions were accounted for as poolings of interests and, accordingly, the company's consolidated financial statements have been restated to include the operations of Gates and Anthem for all periods presented. As Gates' fiscal year-end had been June 30, its year-end and reported financial results have been adjusted to conform to the financial presentation of the company.

Combined revenues and net income of the company, Gates, and Anthem are as follows:

                           1994             1993           1992
                                       (In thousands)

Revenues:
  Arrow               $3,712,880       $2,535,584      $1,621,535
  Gates                  313,974          362,079         263,136
  Anthem                 622,380          663,193         538,362
    Combined          $4,649,234       $3,560,856      $2,423,033

Net income:

  Arrow               $   87,913       $   81,559      $   44,820
  Gates                    3,814            6,988           4,207
  Anthem                  20,162           18,012          30,434
    Combined          $  111,889       $  106,559       $  79,461

The combined financial summaries do not reflect the cost savings expected to be achieved from the combination of Gates and Anthem with the company's business or the sales attrition which may result. The cost savings will result principally from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, selling and stocking locations, and computer and telecommunications equipment.

The combined financial summary for 1994 includes special charges of $45,350,000 before taxes ($.62 per share on a primary basis) of costs associated with the integration of the Gates and Anthem businesses and related transaction fees. Such integration costs include real estate termination costs and severance and other expenses related to personnel performing duplicative functions.

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



In January 1994, the company acquired an additional 15% share of Spoerle Electronic Handelsgesellschaft mbH and Co. and its general partner, Spoerle GmbH (collectively "Spoerle"), the largest distributor of electronic components in Germany, increasing its holdings to 70%. The company also acquired an additional 11% share of Silverstar Ltd. S.p.A. ("Silverstar"), the largest distributor of electronic components in Italy, increasing its holdings to 61%. In addition, the company acquired Field Oy, the largest distributor of electronic components in Finland. In February, the company acquired TH:s Elektronik AB, a prominent distribution group headquartered in Stockholm. In April, the company acquired Copenhagen-based Exatec A/S, one of Denmark's largest distributors. In May, the company acquired Texny Glorytact (HK) Limited, a large semiconductor specialist in Hong Kong. In October, the company acquired The Megachip Group, a large distributor of memory and computer products in France, Germany, and the U.K. In November, the company acquired Veltek Australia Pty Ltd. and Zatek Australia Pty Ltd., two Melbourne-based broadline distributors. The Veltek/Zatek group is one of Australia's leading distributors. The aggregate cost of these acquisitions was $98,734,000. Each acquisition was accounted for as a purchase transaction beginning in the month of acquisition.

A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions, except Spoerle and Silverstar, to the fair market value of the assets acquired and liabilities assumed is as follows (in thousands):

  Current assets:
    Accounts receivable              $37,381
    Inventories                       23,305
    Other                                924         $ 61,610

  Property, plant and equipment                         5,820
  Cost in excess of net assets
    of companies acquired                              68,375
  Other assets                                            415
                                                      136,220
  Current liabilities:
    Accounts payable                 $26,807
    Accrued expenses                  13,533
    Other                             29,699           70,039
  Net consideration paid                             $ 66,181


During 1994, the company made additional payments of $9,744,000 in connection with acquisitions in prior years. These payments were contingent upon the acquired businesses achieving certain operating income or net income levels. The contingent payments are capitalized as cost in excess of net assets of companies acquired.

In January 1993, the company acquired an additional 15% share of Spoerle, increasing its holdings to 55%. In May, the company acquired the high-reliability electronic component distribution and value-added service businesses of Zeus Components, Inc. In June,

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


the company acquired Microprocessor & Memory Distribution Limited, a U.K.-based electronics distributor which focuses on the distribution of high-technology semiconductor products. In August, the company acquired Components Agent Limited, one of the largest electronics distributors in Hong Kong. During the third quarter of 1993, the company acquired a majority interest in Amitron S.A. and the ATD Group, electronics distributors serving the Spanish and Portuguese markets. In November, the company augmented its French operations by acquiring CCI Electronique. The aggregate cost of these acquisitions was $87,875,000, including $4,757,000 for non-
competition agreements.   Each acquisition was accounted for as a
purchase transaction beginning in the month of acquisition.


3.  Investments in Affiliated Companies

At December 31, 1993, the company had a 50% interest in Silverstar. Prior to 1993, when it increased its holdings to a 55% majority interest, the company had a 40% interest in Spoerle. The investment in Silverstar through 1993 was accounted for using the equity method, as was the investment in Spoerle prior to 1993. For the year ended December 31, 1993, Silverstar recorded net sales of $158,546,000, gross profit of $46,111,000, income before taxes of $8,959,000 and net income of $4,000,000. For the year ended December 31, 1992, Spoerle and Silverstar recorded net sales of $487,179,000, gross profit of $135,200,000, income before income taxes of $32,185,000, and net income of $26,082,000.


4.  Debt

    Long-term debt at December 31, 1994 and 1993 consisted of the following:

                                           1994          1993
                                              (In thousands)
8.29% senior notes due 2000............  $ 75,000      $ 75,000
U.S. credit agreement due 1998.........    20,000        35,000
U.S. short-term credit agreements......    47,100             -
U.S. loan agreement due 1995...........    20,000        35,151
Deutsche mark term loan due 2000.......    45,170        28,794
Pound sterling term loan due 1999......    28,823        18,596
Other obligations with various
 interest rates........................    14,541         2,624
                                          250,634       195,165
Less installments due within one year ..   26,236         5,306
                                         $224,398      $189,859

      The senior notes are payable in three equal annual installments commencing in 1998. The senior notes restrict the payment of cash dividends, limit long-term debt and short-term borrowings, and require net worth and the ratio of operating cash flow to interest expense be maintained at designated levels.

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


      The company's credit agreement with a group of banks (the "U.S. credit agreement") was amended in January 1994 to release all collateral, to increase to $175,000,000 the amount of borrowings available, to reduce the borrowing rate, and to extend the maturity date to January 1998. At February 22, 1995, the company had outstanding borrowings of $35,000,000 under the U.S. credit agreement and unused borrowing capacity of $140,000,000.

      At the company's option, the interest rate for loans under the U.S. credit agreement is at the agent bank's prevailing prime rate (8.5% at December 31, 1994) or the U.S. dollar London Interbank Offered Rate ("LIBOR") (6% at December 31, 1994) plus .5%. The company pays the banks a commitment fee of .1875% per annum on the aggregate unused portion of the U.S. credit agreement.

      The U.S. credit agreement restricts the payment of cash dividends, limits long-term debt and short-term borrowings, and requires that working capital, net worth, and the ratio of earnings to interest expense be maintained at designated levels.

      During 1994, the company obtained lines of credit (the "U.S. short-term credit agreements") with a group of banks under which up to $85,000,000 may be borrowed on such terms as the company and the banks may agree. The average interest rate at December 31, 1994 was 6.59%. There are no fees or compensating balances associated with these lines. On February 22, 1995, the company had outstanding borrowings of $54,000,000 under such agreements and unused borrowing capacity of $31,000,000. The agreements are also convertible into one-year loans on their maturity dates. These agreements are classified as long-term debt as the company intends to refinance them on a long-term basis either through continued short-term borrowings or the U.S. credit agreement.

      The U.S. loan agreement was assumed in conjunction with the acquisition of Gates. The interest rate is fixed at 7.38% and the loan matures on October 27, 1995. The agreement is secured by Gates' receivables and inventory and requires that working capital, tangible net worth, and the ratio of earnings to interest expense be maintained at designated levels.

      The company's wholly-owned German subsidiary has a 70,000,000 deutsche mark term loan from a group of foreign banks. The loan is payable in installments and bears interest at deutsche mark LIBOR (5.25% at December 31, 1994) plus .75%. The loan is secured by an assignment of the subsidiary's interest in profit distributions from Spoerle and is guaranteed by the company. The obligations of the company under the guarantee are subordinated to the company's obligations under the U.S. credit agreement and the senior notes.

      The company's wholly-owned U.K. subsidiary has a loan agreement which, as amended in December 1994, includes a 15,000,000 Sterling term loan, payable in semi-annual installments from 1995 through 1999, and a revolving credit facility which provides for loans of up to 7,000,000 Sterling. Borrowings under the loan agreement bear interest at sterling LIBOR (6% at December 31, 1994) plus .75% and are secured by the assets and common stock of the subsidiary. The loan

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


agreement also requires that operating cash flow, as defined, and the ratio of earnings to interest expense be maintained by the subsidiary at designated levels.

      The company's $125,000,000 of 5-3/4% convertible subordinated debentures are due in 2002. The debentures are convertible at any time prior to maturity, unless previously redeemed, into shares of the company's common stock, at a conversion price of $33.125. The debentures are not redeemable at the option of the company prior to October 1995.

      In 1992, the company redeemed certain of its subordinated debentures and the then existing term loan under the U.S. credit agreement. The redemptions resulted in an extraordinary charge of $5,424,000 after taxes, reflecting net unamortized discount and issuance expenses.

      The aggregate annual maturities of long-term debt and subordinated debentures, for each of the five years in the period ending December 31, 1999 are: 1995--$26,236,000; 1996--$60,862,000;
1997--$18,515,000; 1998--$59,802,000; and 1999--$46,557,000.

      The weighted average interest rate of foreign short-term borrowings at December 31, 1994 and 1993 was 10% and 7.82%, respectively.

      At December 31, 1994, the closing price of the 5-3/4% convertible subordinated debentures on the New York Stock Exchange was 114% of par. The estimated fair market value of the 8.29% senior notes at December 31, 1994 was 98% of par. The balance of the company's borrowings approximate their fair value.


5.  Income Taxes

     The provision for income taxes for 1994, 1993, and 1992 consists of the following:

                                   1994          1993         1992
Current
  Federal.....................  $ 53,465       $56,519      $34,072
  State.......................    15,317        13,600        9,282
  Foreign.....................    28,063         9,376            -
                                  96,845        79,495       43,354
Deferred
  Federal.....................    (8,437)          (67)       8,514
  State.......................    (2,824)         (241)       1,889
  Foreign.....................     5,622         3,222            -
                                  (5,639)        2,914       10,403
                                $ 91,206       $82,409      $53,757


                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


      The principal causes of the difference between the U.S.
statutory and effective income tax rates for 1994, 1993, and 1992 are as follows:

                                  1994           1993         1992
                                            (In thousands)

Provision at statutory rate...  $76,932        $70,381      $47,139
State taxes, net of federal
  benefit.....................    8,120          8,715        7,435
Foreign tax rate differential     4,841          3,448            -
Tax benefit of loss and credit
  carryforwards...............        -           (292)      (1,029)
Other differences.............    1,313            157          212
Income tax provision..........  $91,206        $82,409      $53,757

      For financial reporting purposes, income before income taxes attributable to the United States, excluding the special integration charges of $45,350,000, was $184,241,000 in 1994 and $162,578,000 in
1993, and income before income taxes attributable to foreign operations was $80,915,000 in 1994 and $38,116,000 in 1993.

      The significant components of the company's deferred tax assets are as follows:

                                   1994             1993
                                       (In thousands)
Inventory reserves............   $ 7,183          $ 6,128
Allowance for doubtful
 accounts.....................     4,552            2,121
Accrued expenses..............     9,282            8,070
Acquired net operating loss
 carryforwards, net...........       639            2,931
Other..........................    3,144            2,885
                                 $24,800          $22,135

      At December 31, 1994, the company had approximately $3,000,000 of acquired U.S. net operating loss carryforwards available for tax return purposes which expire in the years 2001 through 2006. Such carryforwards are subject to certain annual restrictions on the amount that can be utilized for tax return purposes. In France, the company had approximately $9,500,000 of net operating loss carryforwards, of which approximately $6,000,000 were acquired,
which expire through 1999.   Included in other liabilities are defe-
rred tax liabilities of $19,626,000 and $12,434,000 at December 31, 1994 and 1993, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.


                                  23



                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


6.  Shareholders' Equity

      The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1. In February 1992, the company issued 66,196 shares of newly-created series B preferred stock for approximately $15,721,000 to provide partial funding for the acquisition of the European electronics distribution businesses of Lex. In September 1993, the company completed the conversion of all of its outstanding series B preferred stock into 1,009,086 shares of its common stock. This conversion eliminated approximately $1,300,000 of annual dividends.

      In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquired 20% or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, expire on March 2, 1998 and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price.


7.  Employee Stock Plans

Restricted Stock Plan

      Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 1,480,000 shares of common stock may be awarded at the discretion of the Board of Directors to key employees of the company. As many as 100 employees may be considered for awards under the Plan.

      Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of such restrictions over a four-year period. The company awarded 106,350 shares of common stock in early 1995 to 79 key employees in respect of 1994, 77,350 shares of common stock to 50 key employees during 1994, 49,250 shares of common stock to 35 key employees during 1993, and 84,000 shares of common stock to 32 key employees during 1992. Forfeitures of shares awarded under the Plan were 1,000, 7,625, and 11,875 during 1994, 1993, and 1992, respectively. The aggregate

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



market value of outstanding awards under the Plan at the respective dates of award is being amortized over a four-year period and the unamortized balance is included in shareholders' equity as unamor-tized employee stock awards.

Stock Option Plan

      Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options were authorized for grant to key employees at prices determined by the Board of Directors in its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options currently outstanding have terms of ten years and become exercisable in equal annual installments over two or three-year periods from date of grant. In 1994, the shareholders of the company approved an increase in the number of shares of common stock authorized for stock options to an aggregate of 6,000,000 shares. The options issued and outstanding under the option plans of Gates and Anthem at the dates of their acquisition have been converted into options to purchase shares of the company's common stock at the same exchange ratio as utilized in acquiring these businesses and all unissued options under those plans were cancelled.

      The following information relates to the option plans:

                                  Years ended December 31,
                            1994           1993            1992

Options outstanding at
  beginning of year......  1,806,818      1,827,305      2,659,652
Granted..................    789,123        680,228        711,639
Exercised................   (336,481)      (546,857)    (1,432,948)
Forfeited................    (95,422)      (153,858)      (111,038)
Options outstanding at
  end of year............  2,164,038      1,806,818       1,827,305
Prices per share of
  options outstanding....$2.53-52.43    $2.53-52.43     $2.53-53.43

Average price per share
  of options exercised...     $14.44          $9.49           $7.10
Average price per share

  of options outstanding.     $27.82         $21.61          $15.31
Exercisable options......  1,262,715      1,071,270         978,197
Options available for
  future grant:
    Beginning of year....  2,446,345      1,270,619       1,349,632
    End of year..........  2,667,389      2,446,345       1,270,619


                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



Stock Ownership Plan

      The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the Board of Directors, are in the form of company common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1994, 1993, and 1992 aggregated $2,765,000, $2,525,000, and $2,360,000, respectively.

8.  Retirement Plan

      The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $3,235,000, $3,055,000, and $2,773,000 in 1994, 1993, and 1992,
respectively.

9.  Lease Commitments

      The company leases certain office, warehouse, and other property under noncancellable operating leases expiring at various dates through 2016. Rental expenses of noncancellable operating leases amounted to $21,736,000 in 1994, $19,495,000 in 1993, and
$15,952,000 in 1992. Aggregate minimum rental commitments under all noncancellable operating leases approximate $94,041,000, exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the integration of the acquired businesses. Such commitments on an annual basis are:
1995-$21,691,000; 1996-$16,353,000; 1997-$12,347,000;
1998-$9,640,000; 1999-$7,838,000 and $26,172,000 thereafter.  The company's obligations under capitalized leases are reflected as a component of other liabilities.

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED



10.  Segment and Geographic Information

      The company is engaged in one business segment, the distribu-tion of electronic components, systems, and related products. The geographic distribution of consolidated sales, operating income, and identifiable assets for 1994 and 1993 is as follows (in thousands):


                      Sales to                          Identifiable
                  Unaffiliated          Operating          Assets at
1994                 Customers      Income (Loss)  December 31, 1994
North America....   $3,339,210           $224,007         $1,176,196
Europe...........    1,146,726             89,879            739,863
Asia/Pacific.....      163,298              4,288             96,773
Eliminations
  and Corporate..            -            (16,850)            25,942
Integration charges                       (45,350)
                    $4,649,234           $255,974         $2,038,774


                      Sales to                          Identifiable
                  Unaffiliated          Operating          Assets at
1993                 Customers      Income (Loss)   December 31,1993

North America....   $2,915,887           $208,371         $1,095,414
Europe...........      600,935             40,153            367,102
Asia/Pacific.....       44,034              1,706             57,416
Eliminations
  and Corporate..            -            (16,331)            35,849
Restructuring charge                       (7,810)
Investment in affil-
  iated company                                               13,371
                    $3,560,856           $226,089         $1,569,152

                      ARROW ELECTRONICS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS CONTINUED


11.  Quarterly Financial Data (Unaudited)

     A summary of the company's quarterly results of operations for 1994 and 1993 follows:

                                 First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                                 (In thousands except per share data)


1994:
  Sales.......................$1,117,679 $1,113,991 $1,161,423 $1,256,141
  Gross profit................   197,584    201,362    200,916    217,203
  Net income..................    33,379     32,903     21,779     23,828
  Per common share:
    Primary...................       .72        .71        .47        .51
    Fully diluted.............       .68        .68        .45        .49

Excluding integration charges, net income and net income per share on a primary basis in the third and fourth quarters were $34,904,000 and $.75, and $39,553,000 and $.85, respectively.

                                 First     Second      Third     Fourth
                               Quarter    Quarter    Quarter    Quarter
                                 (In thousands except per share data)

1993:
  Sales.......................$775,379   $832,113   $966,171   $987,193
  Gross profit................ 155,700    157,461    173,535    172,512
  Net income..................  25,212     27,324     29,211     24,812
  Per common share:
    Primary...................     .56        .60        .63        .54
    Fully diluted.............     .53        .57        .60        .52

Excluding the restructuring charge, net income and net income per share on a primary basis in the fourth quarter were $29,311,000 and $.63, respectively.

Item 9.   Changes In and Disagreements with Accountants on
            Accounting and Financial Disclosure.

     None.
                             Part III

Item 10.  Directors and Executive Officers of the Registrant.

     See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 9, 1995 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.

     The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 9, 1995 hereby is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and
Management.

     The information on page 3 and under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 9, 1995 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.

     The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 9, 1995 hereby is incorporated herein by reference.

                              Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         Form 8-K.

     (a)1.  Financial Statements.

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.

        2.  Financial Statement Schedules.

         The financial statement schedules listed in the accompany-ing index to financial statements and financial statement schedules are filed as part of this annual report.

        All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

                      ARROW ELECTRONICS, INC.
                   INDEX TO FINANCIAL STATEMENTS
                 AND FINANCIAL STATEMENT SCHEDULES
                           (Item 14 (a))

                                                              Page

Report of Ernst & Young LLP, independent auditors               15

Management's responsibility for financial reporting             16

Consolidated balance sheet at December 31, 1994 and 1993        17

For the years ended December 31, 1994, 1993 and 1992:

  Consolidated statement of income                              18

  Consolidated statement of cash flows                          19

  Consolidated statement of shareholders' equity                20

Notes to consolidated financial statements for
  the years ended December 31, 1994, 1993 and 1992              21

Consolidated schedules for the three years ended December 31, 1994:

  II - Valuation and qualifying accounts                        47


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

                    (ii)   English language translation of
Acquisition Agreement, dated July 6, 1989, between Spoerle
Electronic Handelsgesellschaft mbH & Co. and Retron Manger
Electronic GmbH and Eldi GmbH Electronik Distributor (incorporated by reference to Exhibit 2(d)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File
No. 1-4482).

                    (iii) Umbrella Agreement, dated July 6, 1989, between Electrocomponents plc; Retron Elektronische Bauteile und Gerate Handelsgesellschaft mbH, Manger Elektronik GmbH, and Eldi GmbH Elektronik Distributor; Arrow Electronics, Inc.; Arrow Electronics (UK) Limited; and Spoerle Electronic Handelsgesellschaft GmbH & Co. (incorporated by reference to
Exhibit 2(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                 (e)(i)    Agreement of Purchase and Sale, as
amended, by and among Lex Service PLC, Lex Burlington Inc., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 6(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1991, Commission File No. 1-4482).

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

                    (iii)  Shareholder's Agreement dated as of
October 10, 1991 among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi (incorporated by reference to Exhibit 2(f)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                 (g)       Asset Purchase Agreement, dated as of
February 12, 1993, between Zeus Components, Inc. and Arrow
Electronics, Inc. (incorporated by reference to Exhibit 10(1) to the company's Annual Report on Form 10-K for the year ended
December 31, 1992, Commission File No. 1-4482).

                 (h) Agreement dated as of February 28, 1992 among Lex Service PLC, Arrow Electronics (UK) Limited, EDI
Electronics Distribution International (France) SA, Arrow
Electronics GmbH, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(1) to the company's Current Report on Form
8-K, dated March 11, 1992, Commission File No. 1-4482).

                 (i) Subscription Agreement dated February 7, 1992, between Arrow Electronics, Inc. and various purchasers, pertaining to the sale of the company's Series B $19.375 Convertible Exchangeable Preferred Stock (incorporated by reference to Exhibit 2(h) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                 (j) Share Purchase Agreement dated as of July 2, 1993 between Baring Brothers (Guernsey) Limited and Others and Arrow Electronics (UK) Limited (incorporated by reference to
Exhibit 10(l) to the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No.1-4482).

                 (k) Share Sale Agreement dated as of August 17, 1993 between Ocean Information Holdings Limited and Arrow
Electronics, Inc. (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended
December 3, 1993, Commission File No. 1-4482.)

                 (l) Agreement and Plan of Merger, dated as of June 24, 1994, by and among Arrow Electronics, Inc., AFG Acquisition Company and Gates/FA Distributing, Inc. (incorporated by reference to Exhibit 2 to the company's Registration Statement on Form S-4, Commission File No. 35-54413).

                 (m) Agreement and Plan of Merger, dated as of September 21, 1994, by and among Arrow Electronics, Inc., MTA Acquisition Company and Anthem Electronics, Inc. (incorporated by reference to Exhibit 2 to the company's Registration Statement on Form S-4, Commission File No. 33-55645).

             (3) (a)       Amended and Restated Certificate of
Incorporation of the company, as amended.

                 (b)       By-Laws of the company, as amended
(incorporated by reference to Exhibit 3(b) to the company's Annual Report on Form 10-K for the year ended December 31, 1986,
Commission File No. 1-4482).

             (4) (a)       Indenture, including Debenture, dated
as of November 25, 1992 between the company and the Bank of Montreal Trust Company, as Trustee, with respect to the company's 5-3/4% Convertible Subordinated Debentures due 2002 (incorporated by reference to Exhibit 4(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (b)(i)    Rights Agreement dated as of March 2,
1988 between Arrow Electronics, Inc. and Manufacturers Hanover
Trust Company, as Rights Agent, which includes as Exhibit A a

Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B a letter to shareholders describing the Rights and a summary of the provisions of the Rights Agreement and as Exhibit C the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company's Current Report on Form 8-K dated March 3, 1988, Commission File No. 1-4482).

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

            (10)(a)        Investment Management Agreement, dated
as of September 28, 1981, between the company and Fayez Sarofim &
Co. (incorporated by reference to Exhibit 10(b)(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1981, Commission File No. 1-4482).

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

                    (vi)   Supplement No. 3, dated August 24,
1993, to the Arrow Electronics Savings Plan in 10(b)(i) above (incorporated by reference to Exhibit 10(b)(vi) in the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                    (vii)  Supplement No. 4, dated December 28,
1994, to the Arrow Electronics Savings Plan in 10(b)(i) above.

                    (viii) Arrow Electronics Stock Ownership Plan, as amended and restated through January 1, 1989 (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (ix)   Amendment No. 1, dated November 29,
1989, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above (incorporated by reference to Exhibit 10(b)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (x)    Amendment No. 2, dated December 7,
1989, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above (incorporated by reference to Exhibit 10(b)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (xi)   Amendment No. 3, dated January 18,
1990, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above (incorporated by reference to Exhibit
10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

                    (xii)  Amendment No. 4, dated December 31,
1992 to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above (incorporated by reference to Exhibit 10(b)(x) to the company's Annual Report on Form 10-K for the year ended
December 31, 1992, Commission File No. 1-4482).

                    (xiii)  Supplement No. 1, dated September 8,
1992, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above (incorporated by reference to Exhibit
10(b)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (xiv)   Supplement No. 3, dated August 24,
1993, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above incorporated by reference to Exhibit
10(b)(xiii) in the company's Annual Report on Form 10-K for the year ended December 21, 1993, Commission File No. 1-4482).

                    (xv)    Supplement to No. 4, dated December
28, 1994, to the Arrow Electronics Stock Ownership Plan in
(10)(b)(viii) above.

                    (xvi)  Capstone Electronics Corp. Profit-
Sharing Plan, effective January 1, 1990 (incorporated by reference to Exhibit 10(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

                    (xvii) Supplement No. 1, dated September 8,
1992, to the Capstone Electronics Profit-Sharing Plan in
(10)(b)(xiv) above (incorporated by reference to Exhibit
10(b)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (xviii) Supplement No. 2, dated August 24,
1993, to the Capstone Electronics Profit Sharing Plan in
(10)(b)(xvi) above (incorporated by reference to Exhibit 10(b)(xvi) in the company's annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                    (xix)  Supplement No. 3, dated December 28,
1994 to Capstone Electronics Profit Sharing Plan in 10(b)(xvi) above.

                 (c)(i)    Employment Agreement, dated as of
October 16, 1990, between the company and John C. Waddell
(incorporated by reference to Exhibit 10(c)(i) to the company's
Annual Report on Form 10-K for the year ended December 31, 1990,
Commission File No. 1-4482).

                    (ii)   Employment Agreement, dated as of
February 22, 1995, between the company and Stephen P. Kaufman.

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

                    (v)    Form of Employment Agreement, dated as
of September 1, 1994 between the company and Steven W. Menefee.

                    (vi)   Form of Employment Agreement, as
amended and restated as of January 1, 1990, between the company and Wesley S. Sagawa (incorporated by reference to Exhibit
10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

                    (vii) Employment Agreement, dated as of March 17, 1993, between the company and Jan Salsgiver (incorporated by reference to Exhibit 10(c)(xii) to the company's Annual Report on Form 10-K for the year ended December 3, 1993, Commission File No. 1-4482).

                    (viii) Form of Employment Agreement, dated as of August 29, 1994, between the company and Philip D. Ellett.

                    (ix)   Form of Employment Agreement, dated as
of September 21, 1994, between the company and John J. Powers,
III.

                    (x)    Form of Employment Agreement, dated as
of September 21, 1994, between the company and Robert S. Throop.

                    (xi)   Form of agreement between the company
and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(c)(v)-(x) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (xii)  Form of agreement between the company
and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (xiii) Unfunded Pension Plan for Selected
Executives of Arrow Electronics, Inc., as amended.

                    (xiv)  English translation of the Service
Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                 (d)(i) Senior Note Purchase Agreement, dated as of December 29,1992, with respect to the company's 8.29% Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii)   First Amendment, dated as of December
22, 1993, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(d)(ii) in the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                 (e) Amended and Restated Credit Agreement, dated as of January 28, 1994 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents (incorporated by reference to Exhibit 10(e) to the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

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

                 (h)(i) Credit Agreement, dated April 14, 1993, between Berliner Handels- und Frankfurter Bank and Arrow
Electronics GmbH (incorporated by reference to Exhibit 10(h)(i) in the company's Annual Report on Form 10-K for the year ended
December 31, 1993, Commission File No. 1-4482).

                    (ii)   Amendment, dated January 28, 1994, to
the Credit Agreement in (10)(h)(i) above (incorporated by reference to Exhibit 10(h)(ii) in the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File
No. 1-4482).

                    (iii)  Guarantee, dated January 16, 1990,
between Arrow Electronics, Inc. and Berliner Handels- und
Frankfurter Bank (incorporated by reference to Exhibit 10(h)(ii) to the company's Annual Report on Form 10-K for the year ended
December 31, 1989, Commission File No. 1-4482).

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

                    (vii) Third Amendment, dated April 12, 1993, to the Subordination Agreement in (10)(h)(iv) above (incorporated by reference to Exhibit 10(h)(vii) in the company's annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                    (viii) Fourth Amendment, dated January 28,
1994, to the Subordination Agreement in (10)(h)(iv) above
(incorporated by reference to Exhibit 10(h)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1993,
Commission File No. 1-4482).

                    (viv) Assignments, dated January 16, 1990, by Arrow Electronics GmbH in favor of Berliner Handels-und
Frankfurter Bank (incorporated by reference to Exhibit 10(h)(iv) to the company's Annual Report on Form 10-K for the year ended
December 31, 1989, Commission File No. 1-4482).

                 (i)(i)    Arrow Electronics, Inc. Stock Option
Plan, as amended.

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

                 (j)(i)    Restricted Stock Plan of Arrow
Electronics, Inc., as amended and restated.

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

         (b) Reports on Form 8-K

             During the quarter ending December 31, 1994, the following Current Reports on Form 8-K were filed:

             Date of Report
      (Date of Earliest Event Reported)              Items Reported
             December 7, 1994                            Item 2


                  CONSENT OF INDEPENDENT AUDITORS



     We consent to the incorporation by reference in the Registra-tion Statements (Forms S-8 No. 33-55565, 33-66594, No. 33-48252,
No. 33-20428 and No. 2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-54473) and in the related Prospectus pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. common stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 22, 1995 with respect to the consolidated financial statements and schedules of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1994.





                                                 ERNST & YOUNG LLP




New York, New York
March 27, 1995


                                     ARROW ELECTRONICS, INC.

                         SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                        For the three years ended December 31, 1994




                                            Additions

                       Balance at                                                 Balance
                       beginning     Charged        Charged                       at end
                       of year       to income      to other       Write-offs     of year


Allowance for
  doubtful accounts(1)
1994                  $24,263,000    $20,289,000    $3,251,000(2)  $16,671,000    $31,132,000

1993                  $16,278,000    $17,330,000    $3,060,000(3)  $12,405,000    $24,263,000

1992                  $14,489,000    $16,596,000    $1,288,000(4)  $16,095,000    $16,278,000



(1)  The company acquired Gates/FA Distributing, Inc. and Anthem Electronics, Inc. in
     transactions accounted for as poolings of interests, accordingly all financial information has been restated to include the accounts of the acquired companies for all periods presented.

(2)  Represents the allowance for doubtful accounts of the electronics distribution businesses acquired by the company in 1994 including the Megachip Group, Field Oy, TH:s
     Elektronik AB, Exatec A/S, Texny Glorytact (HK) Limited, Veltek Australia Pty Ltd.,
     Zatek Australia Pty Ltd., and Silverstar Ltd. S.p.A.

(3)  Represents the allowance for doubtful accounts of the electronics distribution businesses acquired by the company in 1993 including Zeus Components, Inc.,
     Microprocessor & Memory Distribution Limited, Amitron-Arrow S.A., ATD Electronica S.A.,
     CCI Electronique S.A., and Spoerle Electronic.

(4)  Represents the allowance for doubtful accounts of the European electronics distribution businesses acquired from Lex Service PLC in 1992.


                               SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          ARROW ELECTRONICS, INC.

                                          By/s/ Robert E. Klatell
                                                Robert E. Klatell
                                                Senior Vice President

                                                March 29, 1995

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By/s/ Stephen P. Kaufman                            March 29, 1995
      Stephen P. Kaufman, Chairman, Principal
      Executive Officer, and Director

By/s/ Robert E. Klatell                             March 29, 1995
      Robert E. Klatell, Senior Vice President,
      Principal Financial Officer, and Director

By/s/ Paul J. Reilly                                March 29, 1995
      Paul J. Reilly, Controller
      and Principal Accounting Officer

By/s/ Daniel W. Duval                               March 29, 1995
      Daniel W. Duval, Director

By/s/ Carlo Giersch                                 March 29, 1995
      Carlo Giersch, Director

By/s/ J. Spencer Gould                              March 29, 1995
      J. Spencer Gould, Director

By/s/ Lawrence R. Kem                               March 29, 1995
      Lawrence R. Kem, Director

By/s/ Steven W. Menefee                             March 29, 1995
      Steven W. Menefee, Director

By/s/ Karen Gordon Mills                            March 29, 1995
      Karen Gordon Mills, Director

By/s/ Anne Pol                                      March 29, 1995
      Anne Pol, Director

By/s/ Richard S. Rosenbloom                         March 29, 1995
      Richard S. Rosenbloom, Director

By/s/ Robert S. Throop                              March 29, 1995
      Robert S. Throop, Director

By/s/ John C. Waddell                               March 29, 1995
      John C. Waddell, Vice Chairman