Form 10-Q
period 1995-03-31
ARROW ELECTRONICS INC
filed 1995-05-12
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1995

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

     Common stock, $1 par value: 46,518,330 shares outstanding at May 2, 1995.














                         PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                             ARROW ELECTRONICS, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   (UNAUDITED)
                                                          Three Months Ended
                                                              March 31,
                                                           1995         1994


Sales                                                  $1,440,353   $1,117,679

Costs and expenses:
  Cost of products sold                                 1,194,023      920,095
  Selling, general and administrative expenses            140,638      118,316
  Depreciation and amortization                             7,771        6,528

                                                        1,342,432    1,044,939

Operating income                                           97,921       72,740
Equity in earnings of affiliated company                      744            -
Interest expense                                           11,107        9,443

Earnings before income taxes and minority interest         87,558       63,297

Provision for income taxes                                 35,933       25,675

Earnings before minority interest                          51,625       37,622

Minority interest                                           6,774        4,243

Net income                                             $   44,851   $   33,379

Net income per common share:
 Primary                                                     $.96         $.72
 Fully diluted                                               $.91         $.68

Average number of common shares and
  common share equivalents outstanding:
    Primary                                                46,865       46,563
    Fully diluted                                          50,706       50,337


                                 See accompanying notes

                                ARROW ELECTRONICS, INC.
                              CONSOLIDATED BALANCE SHEET
                                (DOLLARS IN THOUSANDS)


                                                      March 31,     December 31,
                                                         1995           1994
                                                     (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments                     $   90,782      $  105,606
  Accounts receivable, less allowance
    for doubtful accounts ($34,240 in
    1995 and $31,132 in 1994)                            813,441         697,021
  Inventories                                            781,033         725,436
  Prepaid expenses and other assets                       31,063          30,180

    Total current assets                               1,716,319       1,558,243



Property, plant and equipment at cost:
  Land                                                    12,008          11,970
  Buildings and improvements                              59,265          53,962
  Machinery and equipment                                 97,883          84,740

                                                         169,156         150,672

    Less accumulated depreciation and
      amortization                                        64,794          60,857

                                                         104,362          89,815

Investment in affiliated company                          29,342               -

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($40,690 in 1995 and $36,057 in 1994)                  380,910         334,297

Other assets                                              58,082          56,419

                                                      $2,289,015      $2,038,774

                             See accompanying notes.

                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)


                                                      March 31,     December 31,
                                                         1995           1994
                                                     (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                    $  487,736      $  411,766
  Accrued expenses                                       234,516         191,574
  Short-term borrowings, including
    current maturities of long-term debt                  84,234          86,123

    Total current liabilities                            806,486         689,463

Long-term debt                                           279,020         224,398

Deferred income taxes and other liabilities               63,319          56,335

Subordinated debentures                                  125,000         125,000

Minority interest                                        108,609         105,693

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 80,000,000 shares
    Issued - 46,471,098 shares in 1995
      and 46,167,913 shares in 1994                       46,471          46,168
   Capital in excess of par value                        397,609         388,913
   Retained earnings                                     444,940         400,089
   Foreign currency translation adjustment                24,367           6,367

                                                         913,387         841,537


   Less:  Unamortized employee stock awards
            and other                                      6,806           3,652

                                                         906,581         837,885

                                                      $2,289,015      $2,038,774

                             See accompanying notes.

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)
                                                       Three Months Ended
                                                            March 31,
                                                         1995         1994

Cash flows from operating activities:
  Net income                                          $ 44,851     $ 33,379
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                      6,774        4,243
      Depreciation and amortization                      8,257        7,093
      Equity in undistributed earnings of
        affiliated company                                (744)           -
      Deferred income taxes                              4,420        2,123
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                         (100,691)     (42,863)
          Inventories                                  (30,552)      (2,558)
          Prepaid expenses and other assets               (578)       2,859
          Accounts payable                              64,514       34,579
          Accrued expenses                              32,072       11,976
          Other                                            (88)      (2,663)
  Net cash provided by operating activities             28,235       48,168

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                     (15,934)      (2,624)
  Cash consideration paid for acquired businesses      (77,221)     (51,904)
  Repayment by affiliate                                     -        7,730
  Collection of notes receivable from officers               -          656
  Net cash (used for) investing activities             (93,155)     (46,142)

Cash flows from financing activities:
  Change in short term borrowings                        2,528      (13,138)
  Proceeds from credit facilities                       34,586        2,959
  Repayment of long-term debt                          (16,507)        (995)
  Proceeds from long-term debt                          24,234       14,545
  Proceeds from exercise of stock options                3,909        2,392
  Distribution to partners                              (7,931)      (2,870)
  Financing fees paid                                      (65)        (200)
  Net cash provided by financing activities             40,754        2,693

Effect of exchange rate changes on cash                  9,342        1,075

Net increase (decrease) in cash and
  short-term investments                               (14,824)       5,794
Cash and short-term investments at beginning of
  period                                               105,606       80,962
Cash and short-term investments from affiliate
  at beginning of period                                     -        1,112
Cash and short-term investments at end of period      $ 90,782     $ 87,868

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Income taxes                                      $  3,525     $  5,196
    Interest                                          $ 10,806     $  8,141
                             See accompanying notes

                             ARROW ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1995
                                   (UNAUDITED)


Note A -- Basis of presentation

          The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1994 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

          In 1994, the company completed the acquisition of Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the consolidated statements of income and cash flows have been restated to include the operations of Gates and Anthem.

Note B -- Net income per common share

          Net income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the quarter ended March 31, 1995 and 1994, the average number of common stock equivalents was 602,229 and 706,993. Net income per common share on a fully diluted basis assumes that the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Sales

          Consolidated sales for the first quarter of 1995 increased approximately 29% compared with the year-earlier period. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world and, to a lesser extent, acquisitions in Europe and the Pacific Rim.

Operating income

          The company recorded operating income of $97.9 million in the first quarter of 1995, compared with $72.7 million in the first quarter of 1994. The improvement in operating income reflects the impact of increased sales, acquisitions, and continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, offset in part by lower gross profit margins. Gross profit margins decreased as a result of proportionately higher sales of low margin products, such as commercial computer products, and competitive pricing pressures.

Interest expense

          Interest expense of $11.1 million in the first quarter of 1995, increased from $9.4 million during the comparable quarter of 1994. The increase from the first quarter of 1994 reflects the incremental interest associated with businesses acquired subsequent to the first quarter of 1994.

Income taxes

          During the first quarter of 1995, the company recorded a provision for taxes at an effective tax rate of 41.0%, compared with 40.6% in the earlier period.

Net income

          The company recorded net income of $44.9 million in the first quarter of 1995, compared with $33.4 million in the first quarter of 1994. The increase in net income over the year-earlier period is principally due to increased sales and operating income offset in part by an increase in interest expense as previously discussed.

Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75% and 77% for the first quarter of 1995 and 1994, respectively.

         The net amount of cash provided by the company's operating activities during the first three months of 1995 was $28.2 million. The net amount of cash used for investing activities was $93.2 million, including $77.2 million for various acquisitions. The net amount of cash provided by financing activities was $40.8 million, principally reflecting the company's U.S. credit agreement and German bank borrowings, offset in part by the net repayment of debt.

      The net amount of cash provided by the company's operating activities during the first three months of 1994 was $48.2 million. The net amount of cash used for investing activities was $46.1 million, including $51.9 million for various acquisitions.

         The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1996.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

         11 - Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.
           None.

                                 SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  May 11, 1995                           By:/s/ Robert E. Klatell
                                                 Robert E. Klatell
                                                 Senior Vice President
                                                   and Chief Financial Officer

Date:  May 11, 1995                           By:/s/ Paul J. Reilly
                                                 Paul J. Reilly
                                                 Controller


