Form 10-Q
period 1995-06-30
ARROW ELECTRONICS INC
filed 1995-08-11
CIK 7536

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                 FORM 10-Q



     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1995

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

     Common stock, $1 par value: 46,718,867 shares outstanding at August
4, 1995.

                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                          ARROW ELECTRONICS, INC.
                   CONSOLIDATED STATEMENT OF OPERATIONS
                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                  Six Months Ended       Three Months Ended
                                       June 30                June 30
                                  1995        1994        1995        1994




Sales                          $2,898,566  $2,231,670  $1,458,213  $1,113,991

Costs and expenses:
  Cost of products sold         2,389,398   1,832,724   1,195,375     912,629
  Selling, general and
    administrative expens         287,011     241,707     146,373     123,391
  Depreciation and amortization    15,552      12,959       7,781       6,431

                                2,691,961   2,087,390   1,349,529   1,042,451

Operating income                  206,605     144,280     108,684      71,540

Equity in earnings of
  affiliated company                1,770           -       1,026           -

Interest expense                   22,186      18,990      11,079       9,547

Earnings before income taxes
  and minority interest           186,189     125,290      98,631      61,993

Provision for income taxes         76,373      50,666      40,440      24,991

Earnings before minority
 interest                         109,816      74,624      58,191      37,002

Minority interest                  13,213       8,342       6,439       4,099

Net income                     $   96,603  $   66,282  $   51,752  $   32,903

  Primary                           $2.05       $1.42       $1.09        $.71

  Fully diluted                     $1.93       $1.36       $1.03        $.68

Average number of common shares
  and common share equivalents
  outstanding:
    Primary                        47,065      46,566      47,294      46,556

    Fully diluted                  51,039      50,342      51,199      50,332



                               See accompanying notes.



                              ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (DOLLARS IN THOUSANDS)






                                               June 30,    December 31,
                                                 1995          1994
                                             (Unaudited)


ASSETS

Current assets:
  Cash and short-term investments            $   76,230    $  105,606
  Accounts receivable, less allowance
    for doubtful accounts ($34,328 in
    1995 and $31,132 in 1994)                   860,085       697,021
  Inventories                                   846,614       725,436
  Prepaid expenses and other assets              34,491        30,180

     Total current assets                     1,817,420     1,558,243



Property, plant and equipment at cost:
  Land                                           11,962        11,970
  Buildings and improvements                     63,899        53,962
  Machinery and equipment                       101,560        84,740

                                                177,421       150,672

    Less: accumulated depreciation and
      amortization                               67,001        60,857

                                                110,420        89,815

Investment in affiliated company                 30,383             -

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($43,046 in 1995 and $36,057 in 1994)         389,268       334,297

Other assets                                     57,010        56,419

                                             $2,404,501    $2,038,774


                           See accompanying notes.


                           ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)



                                               June 30,    December 31,
                                                 1995          1994
                                             (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $  441,911   $  411,766
  Accrued expenses                               242,476      191,574
  Short-term borrowings, including
    current maturities of long-term debt         127,787       86,123

    Total current liabilities                    812,174      689,463

Long-term debt                                   337,354      224,398

Deferred income taxes and other liabilities       69,186       56,335

Subordinated debentures                          125,000      125,000

Minority interest                                 94,970      105,693

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 80,000,000 shares
    Issued - 46,676,022 shares in 1995
      and 46,167,913 shares in 1994               46,676       46,168
   Capital in excess of par value                404,204      388,913
   Retained earnings                             496,692      400,089
   Foreign currency translation adjustment        24,453        6,367

                                                 972,025      841,537


    Less: Unamortized employee stock awards        6,208        3,652
            and other
                                                 965,817      837,885

                                              $2,404,501   $2,038,774


                           See accompanying notes.

                          ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
               FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                (IN THOUSANDS)
                                 (UNAUDITED)

                                                     Six Months Ended
                                                         June 30,
                                                      1995      1994

Cash flows from operating activities:
  Net income                                        $ 96,603  $ 66,282
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                   13,213     8,342
      Depreciation and amortization                   16,512    14,098
     Equity in undistributed earnings of
       affiliated company                             (1,770)        -
     Deferred income taxes                             7,891     3,637
     Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                       (140,641)  (57,171)
          Inventories                                (92,255)  (24,696)
          Prepaid expenses and other assets           (3,122)    1,158
          Accounts payable                            16,699    51,414
          Accrued expenses                            36,562    (6,072)
          Other                                       (1,609)   (7,017)
  Net cash provided by (used for)
    operating activities                             (51,917)   49,975

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                   (26,050)   (8,227)
  Cash consideration paid for acquired businesses    (85,932)  (80,623)
  Repayment by affiliate                                   -     7,730
  Collection of notes receivable from officers             -     1,140
  Net cash (used for) investing activities          (111,982)  (79,980)

Cash flows from financing activities:
  Change in short term borrowings                     36,812    12,330
  Proceeds from credit facilities                     99,512     8,811
  Repayment of long-term debt                        (15,784)   (1,329)
  Proceeds from long-term debt                        22,651    14,351
  Proceeds from exercise of stock options              9,014     3,537
  Distribution to partners                           (27,178)   (7,696)
  Financing fees paid                                   (115)     (200)
  Net cash provided by financing activities          124,912    29,804

Effect of exchange rate changes on cash                9,611     3,712

Net increase (decrease) in cash and
  short-term investments                             (29,376)    3,511
Cash and short-term investments at beginning of
  period                                             105,606    80,962
Cash and short-term investments from affiliate
  at beginning of period                                   -     1,112
Cash and short-term investments at end of period    $ 76,230  $ 85,585

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Income taxes                                    $ 47,371  $ 24,654
    Interest                                        $ 22,277  $ 22,085


                              See accompanying notes.

                                        -5-


                          ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               JUNE 30, 1995
                                (UNAUDITED)



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

       In 1994, the company completed the acquisition of Gates/FA
Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the 1994 consolidated statements of income and cash flows have been restated to include the operations of Gates and Anthem.


Note B -- Net income per common share

          Net income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the six months ended June 30, 1995 and 1994, the average number of common stock equivalents was 660,324 and 630,852, respectively. For the quarter ended June 30, 1995 and 1994, the average number of common stock equivalents was 748,823 and 555,694, respectively.

          Net income per common share on a fully diluted basis assumes that the 5-3/4% convertible subordinated debentures were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Sales

          Consolidated sales for the six months and second quarter of 1995 increased 29.9% and 30.9% compared with year-earlier periods. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world and, to a lesser extent, acquisitions in Europe and the Pacific Rim.





                                   -6-

Operating income

         The company recorded operating income of $206.6 million and $108.7 million in the first six months and second quarter of 1995, respectively, compared with $144.3 million and $71.5 million, respectively, in the year-earlier periods. The improvement in operating income reflects the impact of increased sales, acquisitions, and the benefits of economies of scale resulting from the integration of Anthem and Gates with Arrow.


Interest expense

          Interest expense of $22.2 million and $11.1 million in the first six months and second quarter of 1995, respectively, increased from $19 million during the first six months of 1994 and $9.5 million in the comparable quarter of 1994. The increase from the first six months and second quarter of 1994 reflects the incremental interest associated with businesses acquired subsequent to the second quarter of 1994.


Income taxes

          During the first six months and second quarter of 1995 the company recorded a provision for taxes at an effective tax rate of 41% compared with 40.4% and 40.3%, respectively, in the year-earlier periods.


Net income

          The company recorded net income of $96.6 million and $51.8 million in the first six months and second quarter of 1995, respectively, compared with $66.3 million in the first six months of 1994 and $32.9 million in the second quarter of 1994. The increase in net income over the year-earlier periods is due to increased sales and lower operating expenses as a percentage of sales offset in part by an increase in interest expense as previously discussed.


Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75.6% and 78.5% at June 30, 1995 and 1994, respectively (excluding, in 1994, the effect of the investments in net assets of acquired businesses).

         The net amount of cash used for the company's operating activities during the first six months of 1995 was $51.9 million, principally reflecting increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $112 million, including $85.9 million for various acquisitions. The net amount of cash provided by financing activities was $124.9 million, principally reflecting the company's U.S. credit agreements and German bank borrowings, offset in part by distributions to partners and the net repayment of debt.



                                   -7-
        The net amount of cash provided by the company's operating activities during the first six months of 1994 was $50 million, principally reflecting increased earnings. The net amount of cash used for investing activities was $80 million, including approximately $80.6 million for various acquisitions. The net amount of cash provided by financing activities was $29.8 million, principally reflecting the company's U.S. credit agreements and German bank borrowings, offset in part by the net payment of debt.

         The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1996.


Item 4. Submission of Matters to a Vote of Security Holders.

    (a) The company's Annual Meeting of Shareholders was held on May 9, 1995 (the "Annual Meeting").

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

       (i) The shareholders voted 42,312,015 shares in favor and 16,003 shares against the appointment of Ernst & Young as auditors of the company.

       (ii) The following individuals were elected by the shareholders to serve as Directors:



                                          Shares
Board Member

                              In Favor            Against

Daniel W. Duval              42,304,964            58,203
Carlo Giersch                42,179,006           184,161
Stephen P. Kaufman           42,177,803           185,364
Lawrence R. Kem              42,301,812            61,355
Roger King                   42,282,745            80,422
Robert E. Klatell            42,178,686           184,481
Steven W. Menefee            42,179,449           183,718
Karen Gordon Mills           42,300,996            62,171
Anne Pol                     42,295,543            67,624
Richard S. Rosenbloom        42,307,043            56,124
Robert S. Throop             42,178,284           184,883
John C. Waddell              42,305,566            57,601



Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

          11 - Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.

          None

                                   -8-



SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   ARROW ELECTRONICS, INC.



Date: August 11, 1995              By:/s/ Robert E. Klatell
                                      Robert E. Klatell
                                      Senior Vice President
                                        and Chief Financial Officer

Date: August 11, 1995              By:/s/ Paul J. Reilly
                                      Paul J. Reilly
                                      Controller