Form 10-Q
period 1995-09-30
ARROW ELECTRONICS INC
filed 1995-11-13
CIK 7536

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


                                FORM 10-Q



	[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 				SECURITIES EXCHANGE ACT OF 1934

	For the quarterly period ended September 30, 1995

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

     Common stock, $1 par value: 50,602,844 shares outstanding at November 3, 1995.















	PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                   ARROW ELECTRONICS, INC.
                               CONSOLIDATED STATEMENT OF INCOME
                             (IN THOUSANDS EXCEPT PER SHARE DATA)
                                          (Unaudited)


                                      Nine Months Ended            Three Months Ended
                                        September 30                  September 30
                                     1995          1994            1995          1994


Sales                             $4,358,157    $3,393,093      $1,459,591    	$1,161,423

Costs and expenses:
  Cost of products sold            3,592,195     2,793,231	       1,202,797       960,507
  Selling, general and
    administrative expenses          427,591       362,447 	        140,580       120,740
  Depreciation and amortization       23,687	       19,657            8,135    	    6,698
  Integration charge                       -        21,875               -         21,875

                                   4,043,473	    3,197,210        1,351,512	    1,109,820

Operating income                     314,684       195,883          108,079        51,603

Equity in earnings of
  affiliated company                   2,168	            -              398             -

Interest expense                      34,641	       27,685           12,455         8,695

Earnings before income taxes
  and minority interest              282,211       168,198           96,022        42,908

Provision for income taxes           114,787        67,481           38,414	       16,815

Earnings before minority
 interest                            167,424       100,717           57,608        26,093

Minority interest                     19,863	       12,656            6,650         4,314

Net income                        $  147,561    $   88,061	      $   50,958    $   21,779

Net income per common share
  Primary                              $3.12	        $1.89            $1.07          $.47
  Fully diluted                        $2.94         $1.81            $1.01          $.45

Average number of common shares
    and common share equivalents
  outstanding:
    Primary                           47,268        46,563	          47,740        46,578
    Fully diluted                     51,264	       50,337           51,519        50,351

                                         See accompanying notes.

                                                  -2-



                                 ARROW ELECTRONICS, INC.
                               CONSOLIDATED BALANCE SHEET
                                 (DOLLARS IN THOUSANDS)





                                               September 30,      December 31,
                                                   1995               1994
                                                (Unaudited)


ASSETS

Current assets:
  Cash and short-term investments                 $   77,644       $  105,606
  Accounts receivable, less allowance
    for doubtful accounts ($36,681 in
    1995 and $31,132 in 1994)	                       931,450          697,021
  Inventories	                                       935,466          725,436
  Prepaid expenses and other assets	                  34,411	          30,180

    Total current assets                         	 1,978,971       	1,558,243



Property, plant and equipment at cost:
  Land                                             	  11,956           11,970
  Buildings and improvements                          67,315           53,962
  Machinery and equipment	                           105,345	          84,740

                                                     184,616          150,672

    Less: accumulated depreciation and
      amortization	                                   70,644	          60,857

                                                     113,972           89,815

Investment in affiliated company                     	35,706                -

Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($44,968 in 1995 and $36,057 in 1994)             	386,181          334,297

Other assets	                                         58,725	          56,419

                                                  $2,573,555       $2,038,774


                              See accompanying notes.

                                        -3-




                             	ARROW ELECTRONICS, INC.
                            CONSOLIDATED BALANCE SHEET
                              	(DOLLARS IN THOUSANDS)





                                                September 30,     December 31,
                                                    1995             1994
                                                 (Unaudited)



LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                $  473,299       $  411,766
  Accrued expenses                                  	244,640          191,574
  Short-term borrowings, including
    current maturities of long-term debt	            138,003	          86,123

    Total current liabilities                        855,942          689,463

Long-term debt                                       410,417          224,398

Deferred income taxes and other liabilities           69,072           56,335

Subordinated debentures                              124,970          125,000

Minority interest                                    	95,339          105,693

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 80,000,000 shares
    Issued - 46,817,358 shares in 1995
      and 46,167,913 shares in 1994                   46,817           46,168
   Capital in excess of par value                    409,739          388,913
   Retained earnings                                 547,650         	400,089
   Foreign currency translation adjustment	           20,048	           6,367

                                                   1,024,254          841,537
    Less: Unamortized employee stock awards
            and other                            	     6,439	           3,652

                                                 	 1,017,815	         837,885

                                                  $2,573,555       $2,038,774


                              See accompanying notes.





                                          -4-





                            ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)
                                  (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                                1995        1994

Cash flows from operating activities:
  Net income                                                 $147,561   $ 88,061
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                            19,863     12,656
      Integration charge                                            -     21,875
      Depreciation and amortization                            25,035     21,355
      Equity in undistributed earnings of
        affiliated company                                     (2,168)         -
      Deferred income taxes                                    10,926      8,677
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                                (214,527)   (83,836)
          Inventories                                        (184,510)   (29,904)
          Prepaid expenses and other assets                    (3,328)    (2,840)
          Accounts payable                                     49,990     75,986
          Accrued expenses                                     41,946    (24,275)
          Other                                                (6,236)    (5,873)
  Net cash provided by (used for)
    operating activities                                     (115,448)    81,882

Cash flows from investing activities:
  Acquisitions of property, plant and
    equipment, net                                            (34,743)   (13,081)
  Cash consideration paid for acquired businesses             (95,719)   (80,784)
  Repayment by affiliate                                            -      7,730
  Collection of notes receivable from officers                    190      1,796
  Net cash (used for) investing activities                   (130,272)   (84,339)

Cash flows from financing activities:
  Change in short term borrowings                              45,877      9,531
  Proceeds from credit facilities                             167,312     17,229
  Repayment of long-term debt                                 (22,297)   (16,821)
  Proceeds from long-term debt                                 37,226     14,351
  Proceeds from exercise of stock options                      12,426      3,677
  Distribution to partners                                    (29,965)    (3,990)
  Financing fees paid                                            (516)      (200)
  Net cash provided by financing activities                   210,063     23,777

Effect of exchange rate changes on cash                         7,695      3,631

Net increase (decrease) in cash and
  short-term investments                                      (27,962)    24,951
Cash and short-term investments at beginning of
  period                                                      105,606     80,962
Cash and short-term investments from affiliate
  at beginning of period                                            -      1,112
Cash and short-term investments at end of period             $ 77,644   $107,025

Supplemental disclosures of cash flow information
  Cash paid during the period:
    Income taxes                                              $72,119   $ 43,344
    Interest                                                   34,416     29,968
                                      See accompanying notes

                                                -5-



                                     ARROW ELECTRONICS, INC.
                          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                       SEPTEMBER 30, 1995
                                          (Unaudited)



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

          In November 1994, the company completed the acquisition of Anthem Electronics, Inc. ("Anthem") in a transaction accounted for as a pooling of interests. Accordingly, the 1994 consolidated statements of income and cash flows have been restated to include the operations of Anthem.


Note B -- Net income per common share

          Net income per common share on a primary basis is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the nine months ended September 30, 1995 and 1994, the average number of common stock equivalents was 754,083 and 608,456, respectively. For the quarter ended September 30, 1995 and 1994, the average number of common stock equivalents was 1,006,711 and 541,712 respectively.

          Net income per common share on a fully diluted basis assumes that the 5-3/4% convertible subordinated debentures (the "debentures") were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.

Note C -- Credit agreement

          In August 1995, the company's credit agreement with a group of banks was amended to increase the amount of borrowings available to $500,000,000 from $175,000,000, to reduce the borrowing rate, and to extend the maturity date to August 2000. The amended facility allows for up to $250,000,000 of the borrowings to be denominated in foreign currencies.


Note D - Subsequent event

          On October 5, 1995, the company called for redemption its 5-3/4% debentures due 2002. The conversion resulted in the issuance of 3,772,254 shares of common stock on October 25, 1995.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Sales

          Consolidated sales for the nine months and third quarter of 1995 increased 28.4% and 25.7% compared with year-earlier periods. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world and, to a lesser extent, acquisitions in Europe and the Pacific Rim.

Operating income

          The company recorded operating income of $314.7 million and $108.1 million in the first nine months and third quarter of 1995, respectively, compared with $195.9 million and $51.6 million, respectively, in the year-earlier periods. Excluding the special charge of $21.9 million associated with the integration of Gates, operating income was $217.8 million and $73.5 million for the nine months and three months ended September 30, 1994, respectively. The improvement in operating income reflects the impact of increased sales, acquisitions, and the benefits of economies of scale resulting from the integration of Anthem and Gates with Arrow.

Interest expense

          Interest expense of $34.6 million and $12.5 million in the first nine months and third quarter of 1995, respectively, increased from $27.7 million during the first nine months of 1994 and $8.7 million in the comparable quarter of 1994. The increase from the first nine months and third quarter of 1994 reflects increased company borrowings to finance working capital requirements necessary to support higher sales.

Income taxes

          During the first nine months and third quarter of 1995 the company recorded a provision for taxes at an effective tax rate of 40.7% and 40.0% compared with 40.1% and 39.2%, respectively, in the year-earlier periods. The increase in the provision from the comparable year-earlier periods is due to increased earnings in countries with higher marginal tax rates.

Net income

          The company recorded net income of $147.6 million and $51.0 million in the first nine months and third quarter of 1995, respectively, compared with $88.1 million in the first nine months of 1994 and $21.8 million in the third quarter of 1994. Excluding the special charge of $21.9 million ($13.1 million after taxes) associated with the integration of Gates, net income was $101.2 million ($2.17 per share on a primary basis) and $34.9 million ($.75 per share on a primary basis) for the nine months and three months ended September 30, 1994, respectively. The increase in net income over the year-earlier periods is due to increased sales and lower operating expenses as a percentage of sales offset in part by an increase in interest expense as previously discussed.

Liquidity and capital resources

          The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 77% and 79% at September 30, 1995 and 1994, respectively, excluding in 1994, the effect of the investments in net assets of acquired businesses.

         The net amount of cash used for the company's operating activities during the first nine months of 1995 was $115.4 million, principally reflecting increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $130.3 million, including $95.7 million for various acquisitions. The net amount of cash provided by financing activities was $210.1 million, principally reflecting the company's U.S. credit agreements and European bank borrowings, offset in part by distributions to partners and the net repayment of debt.

          The net amount of cash provided by the company's operating activities during the first nine months of 1994 was $81.9 million, principally reflecting earnings. The net amount of cash used for investing activities was $84.3 million, including approximately $80.8 million for various acquisitions. The net amount of cash provided by financing activities was $23.8 million, principally reflecting the company's U.S. credit agreements and European bank borrowings, offset in part by the net payment of debt.

         In October 1995, the company called for redemption its 5-3/4% convertible subordinated debentures, due 2002, which resulted in the issuance of 3,772,254 shares of common stock and eliminated approximately $125,000,000 in long term debt.

         The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1997.


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


                                   ARROW ELECTRONICS, INC.



Date: November 13, 1995            By:/s/ Robert E. Klatell
                                      Robert E. Klatell
                                      Executive Vice President
                                       and Chief Financial Officer

Date: November 13, 1995            By:/s/ Paul J. Reilly
                                      Paul J. Reilly
                                      Controller