Form 10-K405
period 1995-12-31
ARROW ELECTRONICS INC
filed 1996-03-28
CIK 7536

				  Form 10-K
		      SECURITIES AND EXCHANGE COMMISSION
			    WASHINGTON, D.C.  20549
(Mark One)
  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1995

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

Registrant's telephone number, including area code: (516) 391-1300 Securities registered pursuant to Section 12(b) of the Act:
					  Name of Each Exchange on
     Title of Each Class                      Which Registered
     -------------------                      ----------------
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

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 8, 1996 was $2,239,157,700.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value: 50,772,870 shares outstanding at March 8, 1996.

The following documents are incorporated herein by reference:

1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 14, 1996 (incorporated in Part III).

				    PART I

Item 1.  Business.
	 --------
Arrow Electronics, Inc. (the "company") is the world's largest distributor of electronic components and computer products to industrial and commercial customers. As the global electronics distribution industry's leader in state-of-the-art operating systems, employee productivity, value-added programs, and total quality assurance, the company is the distributor of choice for over 500 suppliers.

The company's global distribution network spans the world's three dominant electronics markets - North America, Europe, and the Asia/Pacific region. The company is the largest electronics distributor in each of these vital industrialized regions, serving a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains 162 sales facilities and 17 distribution centers in 31 countries.

In January 1995, the company formed a joint venture with the Lite-On Group, one of Taiwan's largest semiconductor distributors, in which Arrow holds a 45% interest. During 1995, Spoerle Electronic Handelsgesellschaft mbH ("Spoerle"), the company's majority-owned German affiliate, acquired HED Heinrich Electronic Distribution GmbH. In addition, the company acquired Ally, Inc. in Taiwan and Arrow Components (NZ) Limited in New Zealand. The company also increased its interests in Silverstar Ltd., S.p.A. ("Silverstar"), the company's Italian subsidiary, to 86%; Amitron S.A. and ATD Electronica S.A., the company's subsidiaries serving Spain and Portugal, to 75% and 87%, respectively; and The Megachip Group, one of the company's French subsidiaries, to 100%.

During 1994, the company acquired Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the company's consolidated financial statements for 1993 have been restated to include the operations of Gates and Anthem. In January 1994, the company increased its holdings in Spoerle to 70% and Silverstar to 61%. During 1994, the company also acquired Field Oy in Finland; TH:s Elektronik AB in Sweden; Exatec A/S in Denmark; Texny Glorytact (HK) in Hong Kong; The Megachip Group in France; and, Veltek Australia Pty Ltd. and Zatek Australia Pty Ltd.

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

Through its wholly-owned subsidiary, Arrow Electronics Distribution Group-Europe B.V., Arrow is the largest pan-European electronics distributor. The company's European strategy stresses two key elements: strong, locally-managed distributors to satisfy widely varying customer preferences and business practices; and an electronic backbone uniting Arrow's European partners with one another and with Arrow worldwide to leverage inventory investment and better meet the needs of customers in all of Europe's leading industrial electronics markets. In most of these markets, Arrow companies hold the number one position: Arrow Electronics (UK) Ltd. in Britain; Spoerle Electronic in Central Europe; Silverstar in Italy; and Amitron and ATD Electronica S.A. in Spain and Portugal. Arrow Electronique and The Megachip Group form the largest electronics distribution group in France, and Arrow's Nordic companies, Field Oy, TH:s Elektronik AB, and Exatec A/S, are among the largest distributors in the markets of Finland, Norway, Sweden, and Denmark.

Arrow is the largest American electronics distributor in the Asia/Pacific region. Arrow's Components Agent Limited (C.A.L.), the Lite-On Group, and the Melbourne-based Veltek and Zatek companies in Australia are the region's leading multi-national distributors. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, and South Korea. Lite-On, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, and Malaysia. Ally serves customers in Taipei. Arrow Components (NZ) services customers in New Zealand. Within these dynamic markets, Arrow is benefiting from two important growth factors: the decision by many of Arrow's traditional North American customers to locate production facilities in the region; and the surging demand for electronic products resulting from rising living standards and massive investments in infrastructure.

The company distributes a broad range of electronic components, computer products, and related equipment manufactured by others. About 66% of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disc drives, controllers, and communication control equipment account for about 25%; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

Most manufacturers of electronic components and computer products rely on independent authorized distributors, such as the company, to augment their product marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves its manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories and accounts receivable), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of diverse inventories and rapid or scheduled deliveries. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve approximately 150,000 industrial and commercial customers. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers, small systems integrators, and large end-users.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 1% of the company's 1995 or 1994 sales.

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

There are approximately 500 manufacturers whose products are sold by the company. Intel Corporation accounted for approximately 14% of the business' purchases because of the market demand for microprocessors, while Texas Instruments accounted for approximately 10% of the business' purchases. No other supplier accounted for more than 8% of 1995 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancellable by either party at any time or on short notice.

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

The company's business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multi-national, national, and numerous regional and local distributors. As the world's largest electronics distributor, the company is greater in terms of financial resources and sales than most of its competitors.

The company and its affiliates employ approximately 7,200 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

   Name                  Age   Position or Office Held
   ----                  ---   -----------------------

Stephen P. Kaufman     	 54    Chairman and Chief Executive Officer
Robert E. Klatell        50    Executive Vice President, Chief
                           				  Financial Officer, General Counsel,
                           				  Secretary, and Treasurer
Carlo Giersch           	58    Chief Executive Officer of Spoerle Electronic
Steven W. Menefee        51    Senior Vice President
Michael J. Long         	37    Vice President; President, Gates/Arrow
                           				  Distributing
John J. Powers, III     	41    Vice President; President, Anthem Electronics
Wesley S. Sagawa         48    Vice President; President, Capstone
                                 Electronics
Jan S. Salsgiver        	39    Vice President; President,
                           				  Arrow/Schweber Electronics Group
Robert S. Throop         58    Vice President; Chairman, Anthem Electronics


Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Stephen P. Kaufman has been Chairman since May 1994 and President and Chief Executive Officer of the company for more than five years prior thereto.

Robert E. Klatell has been Executive Vice President since July 1995 and has served as Senior Vice President, General Counsel, Secretary, and Treasurer of the company for more than five years. He has been Chief Financial Officer since January 1992.

Carlo Giersch has been Chief Executive Officer of Spoerle Electronic for more than five years.

Steven W. Menefee has been a Senior Vice President of the company since July 1995 and Senior Vice President of Corporate Marketing since November 1995. Prior thereto he was a Vice President of the company, and President of the company's Arrow/Schweber Electronics Group since November 1990.

Michael J. Long became a Vice President of the company and President of Gates/Arrow Distributing, Inc. in November 1995. Prior thereto he held a variety of positions at Capstone Electronics since 1991, the most recent of which was acting President since March 1994.

John J. Powers, III became a Vice President of the company in November 1994, following the acquisition of Anthem Electronics, Inc. He has been President of Anthem Electronics, Inc. since June 1992; prior thereto he was Senior Vice President.

Wesley S. Sagawa has been a Vice President of the company and President of Capstone Electronics for more than five years. During 1994, he was managing director of Arrow U.K.

Jan S. Salsgiver has been a Vice President of the company since September 1993 and President of the Arrow/Schweber Electronics Group since November 1995. Prior thereto she had been President of Zeus Electronics. Prior to July 1993, she held a variety of senior marketing positions in the company, the most recent of which was Vice President of Semiconductor Marketing of the Arrow/Schweber Electronics Group.

Robert S. Throop has been Chairman and Chief Executive Officer of Anthem Electronics, Inc. for more than five years. He became a Vice President of the company in March 1995.

Item 2.  Properties.
	 ----------

The company's executive office, located in Melville, New York, is owned by the company. The company occupies additional locations under leases due to expire on various dates to 2016. Six additional facilities are owned by the company, and another facility has been sold and leased back in connection with the financing thereof.

Item 3.  Legal Proceedings.
	 -----------------

Through a wholly-owned subsidiary, Schuylkill Metals Corporation, the company was previously engaged in the refining and selling of lead. In September 1988, the company sold its refining business.

In mid-1986 the refining business ceased operations at its battery breaking facility in Plant City, Florida, which facility had been placed on the list of hazardous waste sites targeted for cleanup under the federal Super Fund program. The Plant City site was not sold to the purchaser of the refining business, and the company remains subject to various environmental cleanup obligations at the site under federal and state law. The company and the EPA became parties to a consent decree which was entered by a federal court in Florida and became effective on April 22, 1992. The consent decree requires the company to fund, design, and implement remediation addressing environmental impacts to site soils and sediment, underlying ground water, and wetland areas. Substantial progress has been made in each of these areas. Remediation of the wetlands areas on the site, including the creation of certain new wetlands areas under agreement with the EPA and the Florida Department of Environmental Conservation, was substantially completed in 1994. A waste water treatment plant has been built on site by the company's contractors, and processing of ground and pond water for discharge to the Plant City Treatment Works commenced in July 1994. Soil stabilization facilities have been erected and soil processing began in November 1994. The company believes it reasonably likely that soil stabilization will be completed before the end of 1996 and that water treatment will continue, at least through 1996. The extent of such remediation activities (including the estimated cost thereof and the time necessary to complete them), however, is subject to change based upon conditions actually encountered during remediation. Moreover, the EPA reserves the right to seek additional action if it subsequently finds further contamination or other conditions rendering the work insufficiently protective of human health or the environment. The company believes that the amount expected to be expended in any year to fund such activities will not have a material adverse impact on the company's liquidity, capital resources or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
	 ---------------------------------------------------

None.



				   PART II

Item 5.  Market for the Registrant's Common Equity and
	 ---------------------------------------------
	   Related Stockholder Matters.
	   ---------------------------

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1995 and 1994 were as follows:

Year                                                High        Low
----                                                ----        ---

1995:
  Fourth Quarter                                  $55-1/4     $39-1/4
  Third Quarter                                    59-3/4      48-1/2
  Second Quarter                                   50-7/8      40
  First Quarter                                    44-5/8      35-1/8

1994:
  Fourth Quarter                                  $38-5/8     $33-3/4
  Third Quarter                                    40-1/8      35-1/8
  Second Quarter                                   41-1/8      33-5/8
  First Quarter                                    45-1/8      36-1/8

Holders

On March 1, 1996, there were approximately 4,500 shareholders of record of the company's common stock.



Dividend History and Restrictions

The company has not paid cash dividends on its common stock during the past five years. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors.

The terms of the company's global multi-currency credit facility and its 8.29% senior notes (see Note 4 of the Notes to Consolidated Financial Statements) limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

Item 6.  Selected Financial Data

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial state-ments and related notes appearing elsewhere in this Annual Report.

SELECTED FINANCIAL DATA (a)
(In thousands except per share data)

For the year:                    1995      1994(b)   1993(c)(d)        1992       1991(e)
                     			    ---------    ---------    ---------    ---------    ---------
Sales                      $5,919,420   $4,649,234   $3,560,856   $2,423,033   $1,658,177
-----------------------------------------------------------------------------------------
Operating income              423,209      255,974      226,089      163,699       79,201
Equity in earnings of
  affiliated companies          2,493            -        1,673        6,550        5,657
Interest expense               46,361       36,168       26,573       31,607       31,247
Earnings before
  extraordinary charges       202,544      111,889      106,559       84,885       33,889
Extraordinary charges,
  net of income taxes               -            -            -        5,424            -
-----------------------------------------------------------------------------------------
Net income                 $  202,544   $  111,889   $  106,559   $   79,461   $   33,889
-----------------------------------------------------------------------------------------
Per common share
  (fully diluted)
  Earnings before extra-
    ordinary charges (f)   $     4.03   $     2.31   $     2.22   $     1.96   $     1.05
  Extraordinary charges             -            -            -         (.12)           -
-----------------------------------------------------------------------------------------
  Net income (f)           $     4.03   $     2.31   $     2.22   $     1.84   $     1.05
-----------------------------------------------------------------------------------------
At year-end:
-----------------------------------------------------------------------------------------
Accounts receivable and
  inventories              $1,979,160   $1,422,457   $1,094,175   $  781,267   $  696,440
Total assets                2,701,016    2,038,774    1,569,152    1,080,163      995,064
Long-term debt and
  subordinated debentures     451,706      349,398      314,859      241,804      329,343
Shareholders' equity        1,195,881      837,885      701,799      566,100      392,293
-----------------------------------------------------------------------------------------
Return on average common
  shareholders' equity (g)      20.6%        18.2%        17.5%        17.1%        13.4%
Book value per common share $   23.61     $  18.15     $  15.34    $   12.64    $   10.06
-----------------------------------------------------------------------------------------

(a) In 1994, Arrow acquired Gates and Anthem in transactions accounted for as poolings of interests. Accordingly, all financial information for years prior thereto have been restated to include the operations of Gates and Anthem. Also, 1994 includes special charges of $45.3 million associated with the acquisition and integration of Gates and Anthem. Excluding these charges, operating income, net income, and net income per share were $301.3 million, $140.7 million, and $2.88, respectively.
(b) Includes results of Silverstar, which were accounted for under the equity method prior to January 1994 when Arrow increased its holdings to a majority interest.
(c) Includes results of Spoerle Electronic, which were accounted for under the equity method prior to January 1993 when Arrow increased its holdings to a majority interest.
(d) Net income is after a restructuring charge of $7.8 million reflecting the disposition of a business unit by Anthem. Excluding this charge, operating income, net income, and net income per share were $233.9 million, $111.1 million, and $2.31, respectively.
(e) Includes a special charge of $9.8 million reflecting expenses associated with the integration of the North American electronics distribution businesses of Lex Service PLC acquired in September 1991. Excluding this charge, operating income, net income, and net income per share were $89 million, $40.4 million, and $1.29, respectively.
(f) After preferred stock dividends of $.9 million in 1993, $3.9 million in 1992, and $4.6 million in 1991.
(g) The return on average common shareholders' equity excludes special and extraordinary charges.

Item 7.  Management's Discussion and Analysis of Financial
	 -------------------------------------------------
	 Condition and Results of Operations.
	 -----------------------------------


For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.

During 1994, the company acquired Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the company's consolidated financial statements for 1993 have been restated to include the operations of Gates and Anthem. The 1994 and 1993 consolidated financial statements do not reflect the cost savings and synergies achieved during 1995 or the sales attrition which may have resulted from the merger of Gates and Anthem with the company. Beginning in 1994, the consolidated financial statements include the results of Silverstar Ltd., S.p.A. ("Silverstar"), which had been accounted for under the equity method prior to January 1994 when the company increased its holdings to 61%. See Note 2 of the Notes to Consolidated Financial Statements for information with respect to the acquisitions.

Sales

In 1995, consolidated sales increased to a record $5.9 billion, a 27% increase over 1994 sales of $4.6 billion. This sales growth reflects strong activity levels in each of the company's core businesses as well as the impact of key strategic alliances and acquisitions forged around the world during 1994.

Consolidated sales of $4.6 billion in 1994 were 31% higher than 1993 sales of $3.6 billion. This increase principally reflected increased activity levels in each of the company's distribution groups throughout the world, the consolidation of Silverstar and, to a lesser extent, acquisitions in Europe and the Asia/Pacific region.

In 1993, consolidated sales of $3.6 billion were 47% ahead of 1992 sales of $2.4 billion. Excluding Spoerle Electronic ("Spoerle"), which had been accounted for under the equity method prior to January 1993, sales were $3.2 billion, an advance of 32% over the year-earlier period. This sales growth was principally due to increased activity levels in each of the company's distribution groups and, to a lesser extent, acquisitions in North America, Europe, and the Asia/Pacific region, offset in part by weaker currencies in Europe.


Operating Income

In 1995, the company's consolidated operating income increased to $423.2 million, compared with operating income of $256 million in 1994. Included in the 1994 results are special charges of $45.3 million associated with the acquisition and integration of Gates and Anthem into Arrow. The improvement in operating income outpaced the growth in sales as the company benefited from cost savings following the integration of Gates and Anthem. These cost savings principally reflect reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, computer and telecommunications equipment, and selling and stocking locations. Operating expenses as a percentage of sales declined to 10.3% in 1995, the lowest in the company's history.

The company's consolidated operating income increased to $256 million in 1994, compared with operating income of $226.1 million in 1993. Excluding the special charges relating to Gates and Anthem, operating income was $301.3 million. The improvement in operating income, excluding the special charges, reflected the impact of increased sales, continued economies of scale and expense containment efforts reducing operating expenses as a percentage of sales, and the consolidation of Silverstar, offset in part by lower gross profit margins. Gross profit margins decreased from 1993 as a result of proportionately higher sales of low-margin microprocessors and commercial computer products, coupled with competitive pricing pressures. Operating expenses as a percentage of sales, excluding the special charges, were 11.1%.

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


Interest

In 1995, interest expense increased to $46.4 million from $36.2 million in 1994, reflecting increases in working capital required to support higher sales, interest related to borrowings associated with acquisitions, and capital expenditures.

Interest expense of $36.2 million in 1994 increased by $9.6 million from the 1993 level. The increase principally reflected the consolidation of Silverstar and, to a lesser extent, interest related to borrowings associated with acquisitions.

In 1993, interest expense decreased to $26.6 million from $31.6 million in 1992. The decrease principally reflected the full-year effect of the retirement during 1992 of $46 million of the company's 13-3/4% subordinated debentures and the refinancing of the company's remaining high-yield debt with securities bearing lower interest rates offset in part by the consolidation of Spoerle and borrowings associated with acquisitions.


Income Taxes

In 1995, the company recorded a provision for taxes at an effective tax rate of 40.4% compared with 40.6%, excluding the special charges associated with the Gates and Anthem acquisitions, in 1994.

The company recorded a provision for taxes at an effective tax rate of 40.6% in 1994, compared with 41% in 1993. The lower effective tax rate was the result of increased earnings in foreign countries with lower tax rates.

In 1993, the company's effective tax rate was 41%, compared with 38.8% in 1992. The higher effective tax rate reflected increased U.S. taxes resulting from higher statutory rates and the consolidation of Spoerle.


Net Income

In 1995, the company's net income advanced to $202.5 million from $140.7 million in 1994, before the special charges of $45.3 million ($28.8 million after taxes) associated with Gates and Anthem. The significant improvement in net income was principally the result of the increase in operating income offset in part by higher interest expense.

Net income in 1994 was $111.9 million, an advance from $106.6 million in 1993. Excluding the special charges associated with Gates & Anthem, net income in 1994 was $140.7 million. Excluding the restructuring charge associated with the sale by Anthem of its Eagle Technology Business Unit, net income was $111.1 million in 1993. The increase in net income was due principally to increased operating income offset in part by higher interest expense.

Net income in 1993 was $106.6 million, an advance from $79.5 million in 1992, which included extraordinary charges of $5.4 million reflecting the net unamortized discount and issuance expenses associated with the redemption of high-coupon subordinated debentures and other debt in 1992. The increase in net income was due principally to the increase in operating income and lower interest expense offset in part by higher taxes.


Liquidity and Capital Resources

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 78% in 1995 and 76% in 1994.

Working capital increased by $349 million, or 40%, compared with 1994, primarily as a result of increased sales and, to a lesser extent, acquisitions in Europe and the Asia/Pacific region.

The net amount of cash used for the company's operating activities in 1995 was $114.1 million, as the growth in accounts receivable and inventories outpaced the increase in net income. The net amount of cash used for investing activities was $132.7 million, including $90.7 million for various investments and acquisitions. The net amount of cash provided by financing activities was $228.1 million, principally reflecting the company's borrowings to finance investments and acquisitions, distributions to partners, and the repayment of certain debt.

In October 1995, the company called for the redemption of its 5-3/4% convertible subordinated debentures due 2002, which resulted in the issuance of 3,772,254 shares of common stock and eliminated approximately $125 million in long-term debt and $7.2 million of annual interest charges.

In 1994, working capital increased by $103.6 million, or 14%, compared with 1993, as a result of increased sales, the consolidation of Silverstar, and acquisitions.

The net amount of cash provided by operations in 1994 was $125.2 million, the principal element of which was the cash flow resulting from higher net earnings offset in part by increased working capital needs to support sales growth. The net amount of cash used by the company for investing purposes was $122.9 million, including $108.5 million for various acquisitions.
Cash flows from financing activities were $13.4 million, principally from increased borrowings in part to finance acquisitions in Europe and the Asia/Pacific region.

Working capital increased in 1993 by $204.7 million, or 37%, compared with 1992, as a result of increased sales, the consolidation of Spoerle, and acquisitions.

The net amount of cash provided by operations in 1993 was $35.7 million, the principal element of which was the cash flow resulting from higher net earnings offset by increased working capital needs to support sales growth. The net amount of cash used by the company for investing activities amounted to $114.8 million, including $87.9 million for various acquisitions. Cash flows from financing activities were $122.2 million, principally resulting from increased borrowings to finance the 1993 acquisitions in the U.S., Europe, and the Asia/Pacific region.

In September 1993, the company completed the conversion of all of its outstanding series B $19.375 convertible exchangeable preferred stock into 1,009,086 shares of its common stock. This conversion eliminated the company's obligation to pay $1.3 million of annual dividends.


Accounting Matters

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," which establishes a fair value based method of accounting for stock-based compensation plans. SFAS 123 encourages, but does not require, adoption of a fair value based method. The company has not yet determined if it will adopt the fair value based method or continue to report under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees".

Item 8.  Financial Statements.
	 --------------------


REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1995 and 1994, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1995. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1995 and 1994, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                						ERNST & YOUNG LLP

New York, New York
February 22, 1996

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



Robert E. Klatell
Executive Vice President and
  Chief Financial Officer

                          				      ARROW ELECTRONICS, INC.
                          				    CONSOLIDATED BALANCE SHEET
                            			      (Dollars in thousands)

                                                              							 		   December 31,
                                                        								    ------------------------
                                                                									1995          1994
								                                                                	----          ----
ASSETS
Current assets:
  Cash and short-term investments                                   $   93,947   $   105,606
  Accounts receivable, less allowance for doubtful
    accounts ($38,670 in 1995 and $31,132 in 1994)                     940,049       697,021
  Inventories                                                        1,039,111       725,436
  Prepaid expenses and other assets                                     31,610        30,180
                                                        								    ----------    ----------

Total current assets                                                 2,104,717     1,558,243
                                                        								    ----------    ----------

Property, plant and equipment at cost
  Land                                                                  14,527        11,970
  Buildings and improvements                                            63,857        53,962
  Machinery and equipment                                              112,883        84,740
                                                        								    ----------    ----------
					                                                        			       191,267       150,672
  Less accumulated depreciation and amortization                        73,932        60,857
                                                        								    ----------    ----------
                                                        								       117,335        89,815
                                                        								    ----------    ----------

Investment in affiliated company                                        36,031             -
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($48,085 in 1995
  and $36,057 in 1994)                                                 379,171       334,297
Other assets                                                            63,762        56,419
                                                        								    ----------    ----------

                                                        								    $2,701,016    $2,038,774
                                                        								    ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  561,834    $  411,766
  Accrued expenses                                                     207,738       191,574
  Short-term borrowings, including current maturities of
    long-term debt                                                     117,085        86,123
                                                        								    ----------    ----------

Total current liabilities                                              886,657       689,463
                                                        								    ----------    ----------

Long-term debt                                                         451,706       224,398
Other liabilities                                                       68,992        56,335
Subordinated debentures                                                      -       125,000
Minority interest                                                       97,780       105,693

Shareholders' equity:
  Common stock, par value $1:
    Authorized--80,000,000 shares
    Issued--50,647,826 shares in 1995 and 46,167,913 shares in 1994     50,648        46,168
  Capital in excess of par value                                       530,324       388,913
  Retained earnings                                                    602,633       400,089
  Foreign currency translation adjustment                               18,398         6,367
                                                        								    ----------    ----------
                                                        								     1,202,003       841,537
  Less unamortized employee stock awards and other                       6,122         3,652
                                                        								    ----------    ----------

Total shareholders' equity                                           1,195,881       837,885
                                                        								    ----------    ----------

                                                        								    $2,701,016    $2,038,774
                                                        								    ==========    ==========

				      See accompanying notes.

                                 				       ARROW ELECTRONICS, INC.
                                 				  CONSOLIDATED STATEMENT OF INCOME
                                 				(In thousands except per share data)


                                          							   Years Ended December 31,
                                          						   --------------------------------------
	                                          					      1995          1994          1993
                                          						      ----          ----          ----

Sales                                              $5,919,420    $4,649,234    $3,560,856
                                          						   ----------    ----------    ----------

Costs and expenses:
  Cost of products sold                             4,888,746     3,832,169     2,901,648
  Selling, general and administrative expenses        574,166       487,982       403,870
  Depreciation and amortization                        33,299        27,759        21,439
  Integration charges                                       -        45,350             -
  Restructuring charge                                      -             -         7,810
	                                          					   ----------    ----------    ----------

                                          						    5,496,211     4,393,260     3,334,767
                                          						   ----------    ----------    ----------

Operating income                                      423,209       255,974       226,089

Equity in earnings of affiliated companies              2,493             -         1,673

Interest expense, net                                  46,361        36,168        26,573
                                          						   ----------    ----------    ----------

Earnings before income taxes and minority interest    379,341       219,806       201,189

Provision for income taxes                            153,139        91,206        82,409
                                          						   ----------    ----------    ----------

Earnings before minority interest                     226,202       128,600       118,780

Minority interest                                      23,658        16,711        12,221
                                          						   ----------    ----------    ----------

Net income                                         $  202,544    $  111,889    $  106,559
                                          						   ==========    ==========    ==========

Per common share:
  Primary                                               $4.21         $2.40         $2.33
                                                 							=====         =====         =====
  Fully diluted                                          4.03          2.31          2.22
                                                 							=====         =====         =====


Average number of common shares and common
  share equivalents outstanding:
    Primary                                            48,081        46,634        45,360
                                          						       ======        ======        ======
    Fully diluted                                      51,123        50,407        49,908
                                          						       ======        ======        ======



				      See accompanying notes.

                                 				      ARROW ELECTRONICS, INC.
                                			CONSOLIDATED STATEMENT OF CASH FLOWS
                                   				    	   (In thousands)

                                     							              Years Ended December 31,
                                               							  ----------------------------------

                                                 							    1995         1994         1993
                                                 							    ----         ----         ----
Cash flows from operating activities:
  Net income                                              $202,544     $111,889     $106,559
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                         23,658       16,711       12,221
      Depreciation and amortization                         35,192       29,821       23,871
      Equity in undistributed earnings of
       	affiliated companies                                (2,493)           -       (1,673)
      Integration charges                                        -       45,350            -
      Restructuring charge                                       -            -        7,810
      Deferred income taxes                                 14,210        8,167        2,678
      Change in assets and liabilities, net of
       	effects of acquired businesses:
	         Accounts receivable                             (221,840)     (80,315)     (86,782)
       	  Inventories                                     (288,301)     (73,425)     (86,158)
       	  Prepaid expenses and other assets                 (8,675)       2,754        1,112
       	  Accounts payable                                 139,257       93,987       49,095
	         Accrued expenses                                  (3,848)     (37,275)       2,668
       	  Other                                             (3,791)       7,511        4,281
							                                                   --------     --------     --------
  Net cash provided by (used for) operating activities    (114,087)     125,175       35,682
                                                 							  --------     --------     --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net        (42,254)     (22,773)     (21,340)
  Cash consideration paid for acquired businesses          (59,119)    (108,478)     (87,875)
  Repayment by (investment in and loans to) affiliate      (31,538)       7,000       (7,000)
  Other                                                        190        1,397        1,369
                                                 							  --------     --------     --------
  Net cash used for investing activities                  (132,721)    (122,854)    (114,846)
                                                 							  --------     --------     --------

Cash flows from financing activities:
  Change in short-term borrowings                           49,976      (35,811)      16,860
  Proceeds from credit facilities                          290,436       15,184       56,911
  Proceeds from long-term debt                               5,701       36,037       24,750
  Repayment of long-term debt                             (102,370)      (6,151)        (804)
  Proceeds from exercise of stock options
    and warrants                                            13,717        4,897        5,702
  Proceeds from (distributions to) minority partners       (28,590)        (524)       2,993
  Proceeds from common stock offering                            -            -       17,705
  Other                                                       (756)        (200)      (1,921)
                                                 							  --------     --------     --------
  Net cash provided by financing activities                228,114       13,432      122,196
                                                 							  --------     --------     --------

Effect of exchange rate changes on cash                      7,035        7,779          314
                                                 							  --------     --------     --------
Net increase (decrease) in cash and
  short-term investments                                   (11,659)      23,532       43,346
Cash and short-term investments at
  beginning of year                                        105,606       80,962       10,559
Cash and short-term investments from affiliate
  at beginning of year                                           -        1,112       27,057
                                                 							  --------     --------     --------

Cash and short-term investments at end of year            $ 93,947     $105,606     $ 80,962
                                                 							  ========     ========     ========

Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes                                          $142,101     $ 92,514     $ 62,904
    Interest                                                44,019       31,753       22,228


					 See accompanying notes.

                                                					    ARROW ELECTRONICS, INC.
                                           				 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                              			   		       (In thousands)


                            				Preferred   Common                             Foreign   Unamortized
                            				    Stock    Stock  Capital in                Currency      Employee
                            				   at Par   at Par   Excess of  Retained   Translation  Stock Awards
                            				    Value    Value   Par Value  Earnings    Adjustment     and Other      Total
                            				---------   ------  ----------  --------   -----------  ------------   --------
Balance at December 31, 1992         $ 66  $43,552   $350,225  $182,521      $(6,518)      $(3,746)    $566,100
  Net income                            -        -          -   106,559            -             -      106,559
  Issuance of common stock              -      562     17,143         -            -             -       17,705
  Conversion of preferred stock       (66)   1,009       (991)        -            -             -          (48)
  Exercise of stock options             -      537      4,640         -            -            13        5,190
  Exercise of stock warrants            -       45        467         -            -             -          512
  Tax benefits related to
    exercise of stock options           -        -      5,590         -            -             -        5,590
  Restricted stock awards, net          -       48      1,235         -            -        (1,283)           -
  Amortization of employee
    stock awards                        -        -          -         -            -           731          731
  Collection of notes receivable
    from officers                       -        -          -         -            -         1,369        1,369
  Preferred stock cash dividends        -        -          -      (880)           -             -         (880)
  Other                                 -        -          -         -            -           (55)         (55)
  Translation adjustments               -        -          -         -         (974)            -         (974)
                            				     ----  -------   --------  --------      -------       -------     --------
Balance at December 31, 1993            -   45,753    378,309   288,200       (7,492)       (2,971)     701,799
  Net income                            -        -          -   111,889            -             -      111,889
  Exercise of stock options             -      337      4,560         -            -             -        4,897
  Tax benefits related to
    exercise of stock options           -        -      3,147         -            -             -        3,147
  Restricted stock awards, net          -       78      2,897         -            -        (2,975)           -
  Amortization of employee
    stock awards                        -        -          -         -            -         1,182        1,182
  Collection of notes receivable
    from officers                       -        -          -         -            -         1,397        1,397
  Other                                 -        -          -         -            -          (285)        (285)
  Translation adjustments               -        -          -         -       13,859             -       13,859
                            				     ----  -------   --------  --------      -------       -------     --------
Balance at December 31, 1994         $  -  $46,168   $388,913  $400,089      $ 6,367       $(3,652)    $837,885

					   See accompanying notes.

                                 					    ARROW ELECTRONICS, INC.
                               CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                   					       (In thousands)



                            				Preferred   Common                             Foreign   Unamortized
                            				    Stock    Stock  Capital in                Currency      Employee
                            				   at Par   at Par   Excess of  Retained   Translation  Stock Awards
				                                Value    Value   Par Value  Earnings    Adjustment     and Other        Total
                           				   -------  -------  ---------  --------   -----------  ------------   ----------
Balance at December 31, 1994        $   -  $46,168   $388,913  $400,089       $ 6,367       $(3,652)   $  837,885
  Net income                            -        -          -   202,544             -             -       202,544
  Conversion of subordinated
    debentures                          -    3,773    118,684         -             -             -       122,457
  Exercise of stock options             -      567     13,150         -             -             -        13,717
  Tax benefits related to
    exercise of stock options           -        -      4,758         -             -             -         4,758
  Restricted stock awards, net          -      140      4,819         -             -        (4,959)            -
  Amortization of employee
    stock awards                        -        -          -         -             -         2,313         2,313
  Other                                 -        -          -         -             -           176           176
  Translation adjustments               -        -          -         -        12,031             -        12,031
                            				    -----  -------   --------  --------      --------      --------    ----------
Balance at December 31, 1995        $   -  $50,648   $530,324  $602,633      $ 18,398      $ (6,122)   $1,195,881
                            				    =====  =======   ========  ========      ========      ========    ==========

           See accompanying notes.

                          					   ARROW ELECTRONICS, INC.
                   				 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  Summary of Significant Accounting Policies

Basis of Presentation
---------------------

In 1994, the company acquired Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. Accordingly, the consolidated financial statements for 1993 have been restated to include the operations of Gates and Anthem.


Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company's investments in affiliated companies which are not majority-owned are accounted for using the equity method. All significant intercompany transactions are eliminated.

Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Inventories
-----------

Inventories are stated at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) method.

Property and Depreciation
-------------------------

Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax reporting purposes. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement.

Cost in Excess of Net Assets of Companies Acquired
--------------------------------------------------

The cost in excess of net assets of companies acquired is being amortized on a straight-line basis, principally over 40 years.

Foreign Currency
----------------

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the weighted average exchange rates for the year.

Income Taxes
------------

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Net Income Per Share
--------------------

Net income per share for 1995 and 1994 is based upon the weighted average number of shares outstanding and dilutive common share equivalents of 749,216 and 634,739, respectively. For 1995, the weighted average includes the conver-sion to common stock of the 5-3/4% convertible subordinated debentures (the "debentures") from October 1995. Net income per share on a fully diluted basis assumes that the debentures were converted into common stock at the beginning of the year and the related interest expense, net of taxes, was eliminated.

Net income per share for 1993 is based upon the weighted average number of common shares outstanding and dilutive common share equivalents of 828,212 after deducting preferred stock dividends related to the series B $19.375 convertible exchangeable preferred stock (the "preferred stock"), which was converted into common stock in September 1993. Net income per share on a fully diluted basis assumes that the preferred stock and the debentures were converted into common stock at the beginning of the year and the dividends related to the preferred stock and the interest expense on the debentures, net of taxes, were eliminated.

Cash and Short-term Investments
-------------------------------

Short-term investments which have a maturity of ninety days or less at time of purchase are considered cash equivalents in the consolidated statement of cash flows. The carrying amount reported in the consolidated balance sheet for short-term investments approximates fair value.

2.  Acquisitions

During 1995, Spoerle Electronic Handelsgesellschaft mbH ("Spoerle"), the company's majority-owned German affiliate, acquired HED Heinrich Electronic Distribution GmbH. In addition, the company acquired Ally, Inc. in Taiwan and Arrow Components (NZ) Limited in New Zealand. The company also increased its interests in Silverstar Ltd., S.p.A. ("Silverstar"), the company's Italian subsidiary, to 86%; Amitron S.A. and ATD Electronica S.A., the company's subsidiaries serving Spain and Portugal, to 75% and 87%, respectively; and The Megachip Group, one of the company's French subsidiaries, to 100%.

The company acquired Gates in August 1994 and Anthem in November 1994 through the exchange of 3,743,000 and 10,803,000 shares of newly issued company stock, respectively. These acquisitions were accounted for as poolings of interests. The 1994 and 1993 consolidated financial statements do not reflect the cost savings achieved from the combination of Gates and Anthem with the company's business or the sales attrition which may have resulted. These cost savings were principally from reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, computer and telecommunications equipment, and selling and stocking locations. The consolidated financial statements for 1994 include special charges of $28,850,000 after taxes ($.62 per share on a primary basis) of costs assoc-iated with the acquisition and integration of the Gates and Anthem businesses and related transaction fees. Such integration costs included real estate termination costs and severance and other expenses related to personnel perform-ing duplicative functions.

In January 1994, the company increased its holdings in Spoerle to 70% and Silverstar to 61%. During 1994, the company also acquired Field Oy in Finland; TH:s Elektronik AB in Sweden; Exatec A/S in Denmark; Texny Glorytact (HK) in Hong Kong; The Megachip Group in France; and Veltek Australia Pty Ltd. and Zatek Australia Pty Ltd.

The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions beginning in the respective month of acquisition. The aggregate consideration paid for these acquisitions exceeded the net assets acquired by $30,671,000 and $96,791,000 in 1995 and 1994, respectively.

In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 1995 and 1994, the company made additional payments of $14,884,000 and $9,744,000, respectively, which have been capitalized as cost in excess of net assets of companies acquired.

3.  Investments in Affiliated Companies

During 1995, the company acquired a 45% interest in Strong Electronics Co., Ltd. ("Strong Electronics"), a joint venture with Lite-On Inc., a Taiwan-based electronics distributor.

At December 31, 1993, the company had a 50% interest in Silverstar, which was accounted for using the equity method; thereafter, it has been consolidated.

4.  Debt

Long-term debt consisted of the following at December 31 (in thousands):

					   1995          1994
					   ----          ----

Global multi-currency credit facility    $294,903      $ 20,000
8.29% senior notes                         75,000        75,000
Lines of credit                            70,000        47,100
U.S. loan agreement due 1995                    -        20,000
Deutsche mark term loan due 2000                -        45,170
Pound sterling term loan due 2000               -        28,823
Other obligations with various
  interest rates and due dates             13,968        14,541
                                   					 --------      --------
                                   					  453,871       250,634
Less installments due within one year       2,165        26,236
                                   					 --------      --------
                                   					 $451,706      $224,398
                                   					 ========      ========

The company's revolving credit agreement (the "global multi-currency credit facility") was amended in August 1995 to increase to $500,000,000 the amount of available credit, to allow the company's foreign subsidiaries to borrow under this facility, and to extend the maturity date to August 2000. The interest rate for loans under this facility is at the applicable Eurocurrency Rate (5.6875% for U.S. dollar denominated loans at December 31, 1995) plus a margin of .225%. The company may also utilize the facility's competitive advance option to obtain loans, generally at a lower rate. The company pays the banks a facility fee of .125% per annum.

The senior notes are payable in three equal annual installments commencing in 1998.

The global multi-currency credit facility and the senior notes limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

The company maintains uncommitted lines of credit with a group of banks under which up to $118,000,000 could be borrowed at December 31, 1995 on such terms as the company and the banks may agree. Borrowings under the lines of credit are classified as long-term debt as the company has the ability to renew them or refinance them with the global multi-currency credit facility. There are no fees or compensating balances associated with these borrowings. Outstanding borrowings under the lines of credit at December 31, 1995 were at an average interest rate of 6.17%.

The deutsche mark and pound sterling term loans were repaid during 1995 with proceeds from the global multi-currency credit facility.

The aggregate annual maturities of long-term debt for each of the five years in the period ending December 31, 2000 are: 1996-$2,165,000; 1997-$2,429,000;
1998-$25,341,000; 1999-$25,360,000; and 2000-$396,560,000.

Short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates of these borrowings at December 31, 1995 and 1994 were 10.4% and 10%, respectively.

The estimated fair market value of the senior notes at December 31, 1995 was 108% of par. The balance of the company's borrowings approximate their fair value.

5.  Income Taxes

The provision for income taxes consists of the following (in thousands):

                       				        1995          1994          1993
                           				    ----          ----          ----
Current
  Federal                       $ 78,639       $53,465       $56,519
  State                           19,989        15,317        13,600
  Foreign                         37,330        28,063         9,376
                            				--------       -------       -------
                            				 135,958        96,845        79,495
                             			--------       -------       -------


Deferred
  Federal                          2,625        (8,437)          (67)
  State                              600        (2,824)         (241)
  Foreign                         13,956         5,622         3,222
                            				--------       -------       -------
                            				  17,181        (5,639)        2,914
                            				--------       -------       -------
                            				$153,139       $91,206       $82,409
                            				========       =======       =======

The principal causes of the difference between the U.S. statutory and effective income tax rates are as follows (in thousands):

                           				   1995          1994          1993
                           				   ----          ----          ----

Provision at statutory rate     $132,769       $76,932       $70,381
State taxes, net of federal
  benefit                         13,383         8,120         8,715
Foreign tax rate differential      4,959         4,841         3,448
Other                              2,028         1,313          (135)
                            				--------       -------       -------
                            				$153,139       $91,206       $82,409
                            				========       =======       =======

For financial reporting purposes, income before income taxes attributable to the United States was $252,894,000 in 1995, $184,241,000 excluding the special charges of $45,350,000 in 1994, and $163,073,000 in 1993, and income before income taxes attributable to foreign operations was $126,447,000 in 1995, $80,915,000 in 1994, and $38,116,000 in 1993.

The significant components of the company's deferred tax assets, which are included in other assets, are as follows (in thousands):

                            				       1995             1994
                             			       ----             ----

Inventory reserves                   $10,268          $ 7,183
Allowance for doubtful accounts        6,712            4,552
Accrued expenses                       6,217            9,282
Other                                  3,303            3,783
                            				     -------          -------
                            				     $26,500          $24,800
                             			     =======          =======

In France, the company has approximately $8,000,000 of net operating loss carryforwards, of which approximately $5,000,000 were acquired, which expire through 2000. Included in other liabilities are deferred tax liabilities of $33,310,000 and $19,626,000 at December 31, 1995 and 1994, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20% or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, expire on March 2, 1998 and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price.

7.  Employee Stock Plans

Restricted Stock Plan
---------------------

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 1,480,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company. As many as 100 employees may be considered for awards under the Plan.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of vesting restrictions over a four-year period. The company awarded 51,500 shares of common stock in early 1996 to 62 key employees in respect of 1995, 106,350 shares of common stock to 79 key employees during 1995, 77,350 shares of common stock to 50 key employees during 1994, and 49,250 shares of common stock to 35 key employees during 1993. Forfeitures of shares awarded under the Plan were 10,425, 1,000, and 7,625 during 1995, 1994, and 1993, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over a four-year period and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plan
-----------------

Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options for an aggregate of 6,000,000 shares of common stock were authorized for grant to key employees at prices determined by the board of directors in its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options currently outstanding have terms of ten years and become exercisable in equal annual installments over two or three-year periods from date of grant. The options issued and outstanding under the option plans of Gates and Anthem at the dates of their acquisition have been converted into options to purchase shares of the company's common stock at the same exchange ratio as utilized in acquiring these businesses, and all unissued options under those plans were cancelled.

The following information relates to the option plans for the years ended December 31:

                                   					     1995          1994          1993
                        				                 ----          ----          ----
Options outstanding at
  beginning of year                       2,164,038     1,806,818     1,827,305
Granted                                     917,450       789,123       680,228
Exercised                                  (566,504)     (336,481)     (546,857)
Forfeited                                   (76,409)      (95,422)     (153,858)
                                   					  ---------     ---------     ---------
Options outstanding at
  end of year                             2,438,575     2,164,038     1,806,818
                                   					  =========     =========     =========
Prices per share of
  options outstanding                   $3.63-55.38   $2.53-52.43   $2.53-52.43


Average price per share
  of options exercised                       $24.21        $14.44         $9.49
Average price per share
  of options outstanding                     $33.38        $27.82        $21.61
Exercisable options                       1,339,987     1,262,715     1,071,270
Options available for future grant:
    Beginning of year                     2,667,389     2,446,345     1,270,619
    End of year                           1,793,281     2,667,389     2,446,345

Stock Ownership Plan
--------------------

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1995, 1994, and 1993 aggregated $3,878,000, $2,765,000, and $2,525,000, respectively.

8.  Retirement Plan

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $3,966,000, $3,235,000, and $3,055,000 in 1995,
1994, and 1993, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $822,000, $956,000, and $651,000 in 1995, 1994, and 1993, respectively.

The company maintains an unfunded supplemental retirement plan for certain executives. The company's board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.

9.  Lease Commitments

The company leases certain office, warehouse, and other property under noncancellable operating leases expiring at various dates through 2016. Rental expenses of noncancellable operating leases amounted to $27,594,000 in 1995, $21,736,000 in 1994, and $19,495,000 in 1993. Aggregate minimum rental commitments under all noncancellable operating leases approximate $134,889,000 exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the integration of the acquired businesses. Such commitments on an annual basis are: 1996-$26,133,000; 1997-$22,070,000; 1998-
$19,584,000; 1999-$16,463,000; 2000-$12,082,000; and $38,557,000 thereafter.
The company's obligations under capitalized leases are reflected as a component of other liabilities.


10.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to reduce risk due to changes in currency exchange rates, principally French francs, deutsche marks, Italian lira, and pounds sterling. These contracts hedge firm commitments of inventory purchases and generally are settled within three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase is recognized. The risk of loss on a contract is the risk of nonperformance by the counterparties. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 1995 was $52,345,000. The carrying amount, which is nominal, approximates fair value.

11.  Segment and Geographic Information

The company is engaged in one business, the distribution of electronic components, systems, and related products. The geographic distribution of consolidated sales, operating income, and identifiable assets is as follows (in thousands):


           			             Sales to                         Identifiable
              		       Unaffiliated        Operating           Assets at
                     			  Customers     Income (Loss)        December 31,
              		       ------------     -------------       -------------
1995
----

North America            $3,929,016         $295,941          $1,476,420
Europe                    1,719,523          135,519           1,018,755
Asia/Pacific                270,881            8,884             134,947
Corporate                         -          (17,135)             34,863
Investment in affiliated
  company                         -                -              36,031
                     			 ----------         --------          ----------
                     			 $5,919,420         $423,209          $2,701,016
                      		 ==========         ========          ==========



1994
----

North America            $3,339,210         $224,007          $1,176,196
Europe                    1,146,726           89,879             739,863
Asia/Pacific                163,298            4,288              96,773
Corporate                         -          (16,850)             25,942
Integration charges               -          (45,350)                  -
                     			 ----------         --------          ----------
                     			 $4,649,234         $255,974          $2,038,774
                       	 ==========         ========          ==========



1993
----

North America            $2,915,887         $208,371          $1,095,414
Europe                      600,935           40,153             367,102
Asia/Pacific                 44,034            1,706              57,416
Corporate                         -          (16,331)             35,849
Restructuring charge              -           (7,810)                  -
Investment in affiliated
  company                         -                -              13,371
                     			 ----------         --------          ----------
                     			 $3,560,856         $226,089          $1,569,152
                     			 ==========         ========          ==========



During 1995, Strong Electronics, the company's Taiwanese affiliate, recorded sales of approximately $97,000,000, which are not reflected in the company's 1995 consolidated financial statements.

12.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):


                            				  First       Second        Third       Fourth
                           	 			Quarter      Quarter      Quarter      Quarter
                           		 		-------      -------      -------      -------
1995
----
Sales                        $1,440,353   $1,458,213   $1,459,591   $1,561,263
Gross profit                    246,330      262,838      256,794      264,712
Net income                       44,851       51,752       50,958       54,983
Per common share:
  Primary                           .96         1.09         1.07         1.09
  Fully diluted                     .91         1.03         1.01         1.08

1994
----
Sales                        $1,117,679   $1,113,991   $1,161,423   $1,256,141
Gross profit                    197,584      201,362      200,916      217,203
Net income                       33,379       32,903       21,779       23,828
Per common share:
  Primary                           .72          .71          .47          .51
  Fully diluted                     .68          .68          .45          .49

Excluding the special charges associated with the acquisition and integration of Gates and Anthem, net income and net income per share on a primary basis in the third and fourth quarters of 1994 would have been $34,904,000 and $.75 and $39,553,000 and $.85, respectively.

Item 9.   Changes In and Disagreements with Accountants on
	  ------------------------------------------------
	    Accounting and Financial Disclosure.
	    -----------------------------------

None.

				  Part III

Item 10.  Directors and Executive Officers of the Registrant.
	  --------------------------------------------------

See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1996 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
	  ----------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1996 hereby is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
	 --------------------------------------------------------------

The information on page 3 and under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1996 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
	  ----------------------------------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1996 hereby is incorporated herein by reference.


				  Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
	 ---------------------------------------------------------------

(a)1.  Financial Statements.
       --------------------

The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as part of this annual report.


   2.  Financial Statement Schedules.
       -----------------------------

The financial statement schedule listed in the accompanying index to financial statements is filed as part of this annual report.

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

			    ARROW ELECTRONICS, INC.
			 INDEX TO FINANCIAL STATEMENTS
		       AND FINANCIAL STATEMENT SCHEDULES
				 (Item 14 (a))

									 Page
									 ----

Report of Ernst & Young LLP, independent auditors                         13

Management's responsibility for financial reporting                       14

Consolidated balance sheet at December 31, 1995 and 1994                  15

For the years ended December 31, 1995, 1994 and 1993:

   Consolidated statement of income                                       16

   Consolidated statement of cash flows                                   17

   Consolidated statement of shareholders' equity                         18

Notes to consolidated financial statements for
   the years ended December 31, 1995, 1994 and 1993                       20

Consolidated schedule for the three years ended December 31, 1995:

   II - Valuation and qualifying accounts                                 39

3. Exhibits.



	      (2)(a)(i) Share Purchase Agreement dated as of October 10, 1991 among EDI Electronics Distribution International B.V., Aquarius Investments Ltd., Andromeda Investments Ltd., and the other persons named therein (incorporated by reference to Exhibit 2.2 to the company's Registration Statement on Form S-3, Registration No. 33-42176).

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

		 (b) Agreement and Plan of Merger, dated as of June 24, 1994, by and among Arrow Electronics, Inc., AFG Acquisition Company and Gates/FA Distributing, Inc. (incorporated by reference to Exhibit 2 to the company's Registration Statement on Form S-4, Commission File No. 35-54413).

		 (c) Agreement and Plan of Merger, dated as of September 21, 1994, by and among Arrow Electronics, Inc., MTA Acquisition Company and Anthem Electronics, Inc. (incorporated by reference to Exhibit 2 to the company's Registration Statement on Form S-4, Commission File No. 33-55645).

	      (3)(a)         Amended and Restated Certificate of
Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-4482).

		 (b) By-Laws of the company, as amended (incorporated by reference to Exhibit 3(b) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

	      (4)(a)(i) Rights Agreement dated as of March 2, 1988 between Arrow Electronics, Inc. and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A a Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B a letter to shareholders describing the Rights and a summary of the provisions of the Rights Agreement and as Exhibit C the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company's Current Report on Form 8-K dated March 3, 1988, Commission File No. 1-4482).

		    (ii) First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 30, 1989, Commission File No. 1-4482).

		    (iii) Second Amendment, dated June 8, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

		    (iv) Third Amendment, dated July 19, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

		    (v) Fourth Amendment, dated August 26, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

	      (10) (a)(i)    Arrow Electronics Savings Plan, as amended and
restated through January 1, 1989 (incorporated by reference to Exhibit 10(b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

		      (ii) Amendment No. 1, dated December 7, 1989, to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (iii) Amendment No. 2, dated January 18, 1990, to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

		      (iv) Amendment No. 3, dated February 21, 1992, to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (v) Supplement, dated September 27, 1991, to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(b)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (vi) Supplement No. 3, dated August 24, 1993, to the Arrow Electronics Savings Plan in 10(a)(i) above (incorporated by reference to Exhibit 10(b)(vi) in the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

		      (vii) Supplement No. 4, dated December 28, 1994, to the Arrow Electronics Savings Plan in 10(a)(i) above (incorporated by reference to Exhibit 10(b)(vii) in the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (viii) Arrow Electronics Stock Ownership Plan, as amended and restated through January 1, 1989 (incorporated by reference to Exhibit 10(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1989, Commission File No. 1-4482).

		      (ix) Amendment No. 1, dated November 29, 1989, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (x) Amendment No. 2, dated December 7, 1989, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (xi) Amendment No. 3, dated January 18, 1990, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

		      (xii) Amendment No. 4, dated December 31, 1992 to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (xiii) Supplement No. 1, dated September 8, 1992, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above
(incorporated by reference to Exhibit 10(b)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (xiv) Supplement No. 3, dated August 24, 1993, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(xiii) in the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

		      (xv) Supplement to No. 4, dated December 28, 1994, to the Arrow Electronics Stock Ownership Plan in (10)(a)(viii) above (incorporated by reference to Exhibit 10(b)(xv) in the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (xvi) Capstone Electronics Corp. Profit-Sharing Plan, effective January 1, 1990 (incorporated by reference to Exhibit 10(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

		      (xvii) Supplement No. 1, dated September 8, 1992, to the Capstone Electronics Profit-Sharing Plan in (10)(a)(xvi) above (incorporated by reference to Exhibit 10(b)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (xviii) Supplement No. 2, dated August 24, 1993, to the Capstone Electronics Profit Sharing Plan in (10)(a)(xvi) above (incorporated by reference to Exhibit 10(b)(xvi) in the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

		      (xix) Supplement No. 3, dated December 28, 1994 to the Capstone Electronics Profit Sharing Plan in 10(a)(xvi) above (incorporated by reference to Exhibit 10(b)(xix) to the company's Annual Report on Form
10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		   (b)(i) Employment Agreement, dated as of October 16, 1990, between the company and John C. Waddell (incorporated by reference to Exhibit 10(c)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

		      (ii) Employment Agreement, dated as of February 22, 1995, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (iii) Employment Agreement, dated as of March 13, 1991, between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

		      (iv) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(b)(i), (ii), and (iii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

		      (v) Form of Employment Agreement, dated as of September 1, 1994 between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (vi) Form of Employment Agreement, dated as of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (vii) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(c)(v)-(vi) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

		      (viii) Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

		      (ix) Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (x) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		   (c)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29% Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(c)(i) above (incorporated by reference to Exhibit 10(d)(ii) in the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

		   (d) Amended and Restated Credit Agreement, dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents.

		   (e)(i) Arrow Electronics, Inc. Stock Option Plan, as amended (incorporated by reference to Exhibit 10(i)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (ii) Form of Stock Option Agreement under (e)(i) above (incorporated by reference to Exhibit 10(k)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

		      (iii) Form of Nonqualified Stock Option Agreement under (e)(i) above (incorporated by reference to Exhibit 10(k)(iv) to the company's Registration Statement on Form S-4, Registration No. 33-17942).

		   (f)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated (incorporated by reference to Exhibit 10(j)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (ii) Form of Award Agreement under (f)(i) above (incorporated by reference to Exhibit 10(l)(iv) to the company's
Registration Statement on Form S-4, Registration No. 33-17942).

		   (g) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

	      (11)           Statement Re: Computation of Earnings Per Share.

	      (21)           List of Subsidiaries.

	      (23)           Consent of Ernst & Young

	      (28)    (i)    Record of Decision, issued by the EPA on
September 28, 1990, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28 to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

		      (ii) Consent Decree lodged with the U.S. District Court for the Middle District of Florida, Tampa Division, on December 18, 1991, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-
4482).

	 (b) Reports on Form 8-K

	     During the quarter ended December 31, 1995, the following Current Reports on Form 8-K were filed:

	     Date of Report
   (Date of Earliest Event Reported)       Items Reported
   ---------------------------------       --------------

	     None

                                                                Exhibit 10(d)
CONFORMED COPY






SECOND AMENDED AND RESTATED CREDIT AGREEMENT


among


ARROW ELECTRONICS, INC.,

THE FOREIGN SUBSIDIARY BORROWERS


The Several Banks
from Time to Time Parties Hereto,

NATWEST BANK N.A.,
as Lead Manager

BANKERS TRUST COMPANY

and

CHEMICAL BANK,
as Agents

CHEMICAL SECURITIES INC.,
as Arranger

and

CHEMICAL BANK,
as Administrative Agent


Dated as of August 16, 1995

	TABLE OF CONTENTS

	Page


SECTION 1.	DEFINITIONS	  2

	1.1	Defined Terms	  2
	1.2	Other Definitional Provisions	 23
	1.3.	Accounting Determinations	 23

SECTION 2.	THE COMMITTED RATE LOANS	 24

	2.1	Committed Rate Loans	 24
	2.2	Procedure for Committed Rate Loan Borrowing	 24
	2.3	Repayment of Committed Rate Loans; Evidence of Debt	 24
	2.4	Termination or Reduction of Commitments	 25
	2.5	Optional Prepayments	 25
	2.6	Conversion and Continuation Options	 26
	2.7	Minimum Amounts of Tranches	 26
	2.8	Interest Rates and Payment Dates for Committed Rate Loans	 26
	2.9	Inability to Determine Interest Rate	 27

SECTION 3.	THE COMPETITIVE ADVANCE LOANS	 27

	3.1	Competitive Advance Loans	 27
	3.2	Procedure for Competitive Advance Loan Borrowing	 28
	3.3	Repayment of Competitive Advance Loans; Evidence of Debt	 29
	3.4	Prepayments	 30

SECTION 4.	THE SWING LINE LOANS	 30

	4.1	Swing Line Loans	 30
	4.2	Procedure for Swing Line Borrowing	 30
	4.3	Repayment of Swing Line Loans; Evidence of Debt	 31
	4.4	Allocating Swing Line Loans; Swing Line Loan Participations	 31

SECTION 5.	THE LETTERS OF CREDIT	 33

	5.1	L/C Commitment.	 33
	5.2	Procedure for Issuance of Letters of Credit under this
		Agreement.	 34
	5.3	Fees, Commissions and Other Charges.	 34
	5.4	L/C Participations.	 35
	5.5	Reimbursement Obligation of the Specified Borrowers.	 35
	5.6	Obligations Absolute.	 36
	5.7	Letter of Credit Payments.	 37
	5.8	Application.	 37

SECTION 6.	LOCAL CURRENCY FACILITIES	 37

	6.1	Terms of Local Currency Facilities	 37
	6.2	Reporting of Local Currency Outstandings	 39
	6.3	Refunding of Local Currency Loans	 39

SECTION 7.	CERTAIN PROVISIONS APPLICABLE TO THE LOANS AND
		  LETTERS OF CREDIT	 41

	7.1	Facility Fee, Other Fees	 41
	7.2	Computation of Interest and Fees	 41
	7.3	Pro Rata Treatment and Payments	 41
	7.4	Illegality	 42
	7.5	Requirements of Law	 42
	7.6	Taxes	 44
	7.7	Company's Options upon Claims for Increased Costs and Taxes	 46
	7.8	Indemnity	 47
	7.9	Determinations	 48
	7.10	Change of Lending Office	 48
	7.11	Company Controls on Exposure; Calculation of Exposure;
		  Prepayment if Exposure exceeds Commitments	 48

SECTION 8.	REPRESENTATIONS AND WARRANTIES	 49

	8.1	Financial Condition	 50
	8.2	No Change	 50
	8.3	Corporate Existence; Compliance with Law	 50
	8.4	Corporate Power; Authorization; Enforceable Obligations	 51
	8.5	No Legal Bar	 51
	8.6	No Material Litigation	 51
	8.7	No Default	 51
	8.8	Ownership of Property; Liens	 51
	8.9	Intellectual Property	 52
	8.10	No Burdensome Restrictions	 52
	8.11	Taxes	 52
	8.12	Federal Regulations	 52
	8.13	ERISA	 53
	8.14	Investment Company Act; Other Regulations	 53
	8.15	Subsidiaries	 53
	8.16	Accuracy and Completeness of Information	 54
	8.17	Purpose of Loans	 54
	8.18	Senior Indebtedness	 54
	8.19	Environmental Matters	 54

SECTION 9.	CONDITIONS PRECEDENT	 55

	9.1	Conditions to Closing Date	 55
	9.2	Conditions to Each Extension of Credit	 57

SECTION 10.	AFFIRMATIVE COVENANTS	 58

	10.1	Financial Statements	 58
	10.2	Certificates; Other Information	 59
	10.3	Payment of Obligations	 60
	10.4	Conduct of Business and Maintenance of Existence	 60
	10.5	Maintenance of Property; Insurance	 60
	10.6	Inspection of Property; Books and Records; Discussions	 61
	10.7	Notices	 61
	10.8	Environmental Laws	 62
	10.9	Additional Subsidiary Guarantees	 62

SECTION 11.	NEGATIVE COVENANTS	 62

	11.1	Financial Condition Covenants	 62
	11.2	Limitation on Indebtedness of Domestic Subsidiaries	 62
	11.3	Limitation on Liens	 63
	11.4	Limitation on Fundamental Changes	 63
	11.5	Limitation on Restricted Payments	 64
	11.6	Limitation on Negative Pledge Clauses	 64
	11.7	Limitation on Modifications of Debt Instruments	 64

SECTION 12.	EVENTS OF DEFAULT	 65

SECTION 13.	THE ADMINISTRATIVE AGENT; THE AGENTS AND
				THE COLLATERAL AGENT; THE ARRANGER	 68

	13.1	Appointment	 68
	13.2	Delegation of Duties	 68
	13.3	Exculpatory Provisions	 68
	13.4	Reliance by Administrative Agent	 69
	13.5	Notice of Default	 69
	13.6	Non-Reliance on Administrative Agent and Other Banks	 69
	13.7	Indemnification	 70
	13.8	Administrative Agent in Its Individual Capacity	 70
	13.9	Successor Administrative Agent	 70
	13.10	The Agents and the Arranger; The Collateral Agent	 71

SECTION 14.	MISCELLANEOUS	 71

	14.1	Amendments and Waivers	 71
	14.2	Notices	 73
	14.3	No Waiver; Cumulative Remedies	 74
	14.4	Survival of Representations and Warranties	 74
	14.5	Payment of Expenses and Taxes	 75
	14.6	Successors and Assigns; Participations and Assignments	 75
	14.7	Adjustments; Set-off	 79
	14.8	Power of Attorney	 79
	14.9	Judgment	 80
	14.10	Counterparts	 80
	14.11	Severability	 80
	14.12	Integration	 80
	14.13	GOVERNING LAW	 81
	14.14	Submission To Jurisdiction; Waivers	 81
	14.15	Acknowledgements	 82
	14.16	WAIVERS OF JURY TRIAL	 82

SCHEDULES

I		-   Banks and Commitments
II		-   Foreign Subsidiary Borrowers
III		-   Certain Information Concerning Swing Line
		    Loans and Letters of Credit
IV		-   Administrative Schedule
8.13		-   Excluded ERISA Arrangements
8.15		-   Subsidiaries
8.19		-   Environmental Matters

EXHIBITS


Exhibit A	-	Form of Joinder Agreement
Exhibit B	-	Form of Schedule Amendment
Exhibit C	-	Form of Local Currency Facility Addendum
Exhibit D	-	Form of Consent and Confirmation
Exhibit E	- 	Form of Borrowing Certificate
Exhibit F	-	Form of Company Guarantee
Exhibit G-1 	-	Form of Opinion of Winthrop, Stimson, Putnam
Exhibit G-2 	- 	Form of Opinion of Robert E. Klatell
Exhibit G-3	-	Opinions Relating to Foreign Subsidiary Borrowers
Exhibit H 	-   	Form of Certificate Pursuant to Subsection 10.2
Exhibit I 	-	Form of Assignment and Acceptance
Exhibit J	-	Notice of Guarantee Ceiling Amount

1/  Insert short description of terms of Local Currency Facility.
2/  Copies of the Documentation must accompany the Local Currency
Facility Addendum, together with, if applicable, an English
translation thereof.
3/  Provide citation to relevant provision from the Documentation.
4/	Calculate the Commitment Percentage that is assigned to at least
15 decimal places and show as a percentage of the aggregate
commitments of all Lenders.
5/	Consents only required if Assignee is not already a Bank or an
Affiliate thereof.

		SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of August 16, 1995, among:

			(i)  	ARROW ELECTRONICS, INC., a New York corporation
(the "Company");

			(ii)  	the FOREIGN SUBSIDIARY BORROWERS (as
hereinafter defined);

			(iii)  	the several banks and other financial
institutions from time to time parties to this Agreement (the "Banks");

			(iv)  	NATWEST BANK N.A., as Lead Manager (in such
capacity the "Lead Manager");

			(v)  	CHEMICAL SECURITIES INC., as Arranger (in such
capacity, the "Arranger");

			(vi)  	BANKERS TRUST COMPANY, a New York banking
corporation ("Bankers Trust"), and CHEMICAL BANK, a New York banking corporation ("Chemical"), as agents for the Banks hereunder (in such capacity, the "Agents");

			(vii)  	BANKERS TRUST, as Collateral Agent (in such
capacity, the "Collateral Agent"); and

			(viii)  	CHEMICAL, as administrative agent for the Banks
hereunder (in such capacity, the "Administrative Agent").


	W I T N E S S E T H :


		WHEREAS, the Company, several banks and other financial institutions (including certain of the Banks) (the "Existing Banks"), Chemical, as administrative agent for the Existing Banks (in such capacity, the "Existing Administrative Agent") and the Collateral Agent are parties to the Amended and Restated Credit Agreement, dated as of January 28, 1994 (as the same has been amended, supplemented or otherwise modified through the date hereof, the "Existing Credit Agreement");

		WHEREAS, each of (i) Capstone Electronics Corp., a Delaware corporation ("Capstone"), and Arrow Electronics International, Inc., a United States Virgin Island corporation ("AEI"), executed and delivered in favor of the Collateral Agent for the benefit of the Existing Banks a Guarantee, dated as of September 27, 1991, (ii) Anthem Electronics,
Inc., a Delaware corporation ("Anthem") executed and delivered in favor of the Collateral Agent for the benefit of the Existing Banks and the Purchasers (as defined below) a Guarantee, dated November 28, 1994, and
(iii) Gates/Arrow Distributing, Inc., a Delaware corporation ("Gates"), executed and delivered in favor of the Collateral Agent for the benefit of the Existing Banks and the Purchasers a Guarantee, dated as of September 30, 1994 (as each of the foregoing Guarantees has been amended, supplemented or otherwise modified through the date hereof, collectively, the "Existing Subsidiary Guarantees");

		WHEREAS, (i) the Company entered into several Note Purchase Agreements, dated as of December 29, 1992, as amended, pursuant to which the Purchasers party thereto (the "Purchasers") purchased Senior Notes of the Company (as hereafter defined, the "1992 Private Placement
Notes") and (ii) in connection therewith and with the Existing Credit Agreement, (A) amendments were entered into with respect to the Existing Subsidiary Guarantees made by Capstone and AEI in order to provide that such Existing Subsidiary Guarantees would thereafter guarantee, equally and ratably, obligations owing in respect of the 1992 Private Placement Notes and obligations owing in respect of the Existing Credit Agreement (including as amended and restated hereby) and (B) the Company, the Collateral Agent, certain of the Existing Banks and the Purchasers executed and delivered an Intercreditor Agreement, dated as of December
29, 1992 (as the same may have been amended, supplemented or otherwise modified through the date hereof, the "Intercreditor Agreement"), pursuant to which the Collateral Agent now holds the Existing Subsidiary Guarantees as guarantees of the Company's obligations under the 1992 Private Placement Notes and the Existing Credit Agreement, in each case, as amended, supplemented or otherwise modified from time to time;

		WHEREAS, on the Closing Date (as hereinafter defined), (i) all amounts owing under or in connection with the Existing Credit Agreement will be paid in full, (ii) all commitments and obligations of each Existing Bank under the Existing Credit Agreement will terminate, (iii) the Existing Credit Agreement will be amended and restated in its entirety as set forth in this Agreement and (iv) the Borrowers may then and thereafter make borrowings from the Banks under this Agreement in accordance with the Commitments hereunder;

		WHEREAS, from and after the Closing Date the Collateral Agent will continue to hold the Existing Subsidiary Guarantees as guarantees of the Company's obligations under the 1992 Private Placement Notes and this Agreement, in each case as amended, supplemented or otherwise modified from time to time; and

		WHEREAS, the Company has requested that the Existing Credit Agreement be amended and restated in its entirety in order to provide a multi-currency, multi-option credit facility which will be available to the Company and certain of its foreign Subsidiaries as hereafter set forth;

		NOW, THEREFORE, in consideration of the premises and mutual covenants herein contained, the parties hereto hereby agree that, effective on the Closing Date, the Existing Credit Agreement shall be and hereby is amended and restated in its entirety to read as follows:




	SECTION 1.  DEFINITIONS

		1.1 Defined Terms. As used in this Agreement, the following terms shall have the following meanings:

		"ABR": for any day, a rate per annum (rounded upwards, if necessary, to the next 1/100 of 1%) equal to the greatest of (a) the Prime Rate in effect on such day, (b) the Base CD Rate in effect on such day plus 1% and (c) the Federal Funds Effective Rate in effect on such day plus 1/2 of 1%. For purposes hereof: "Prime Rate" shall mean the rate of interest per annum publicly announced from time to time by Chemical as its prime rate in effect at its principal office in New York City (the Prime Rate not being intended to be the lowest rate of interest charged by Chemical in connection with extensions of credit to debtors); "Base CD Rate" shall mean the sum of (a) the product of (i) the Three-Month Secondary CD Rate and (ii) a fraction, the numerator of which is one and the denominator of which is one minus the C/D Reserve Percentage and (b) the C/D Assessment Rate; "Three-Month Secondary CD Rate" shall mean, for any day, the secondary market rate for three-month certificates of deposit reported as being in effect on such day (or, if such day shall not be a Business Day, the next preceding Business Day) by the Board through the public information telephone line of the Federal Reserve Bank of New York (which rate will, under the current practices of the Board, be published in Federal Reserve Statistical Release H.15(519) during the week following such day), or, if such rate shall not be so reported on such day or such next preceding Business
Day, the average of the secondary market quotations for three-month certificates of deposit of major money center banks in New York City received at approximately 10:00 A.M., New York City time, on such day
(or, if such day shall not be a Business Day, on the next preceding Business Day) by the Administrative Agent from three New York City negotiable certificate of deposit dealers of recognized standing selected by it; and "Federal Funds Effective Rate" shall mean, for any day, the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System arranged by federal funds brokers, as published on the next succeeding Business Day by the Federal Reserve Bank of New York, or, if such rate is not so published for any day which is a Business Day, the average of the quotations for the day of such transactions received by the Administrative Agent from three federal funds brokers of recognized standing selected by it. If for any reason the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that it is unable to ascertain the Base CD Rate or the Federal Funds Effective Rate, or both, for any reason, including the inability or failure of the Administrative Agent to obtain sufficient quotations in accordance with the terms thereof, the ABR shall be determined without regard to clause (b) or (c), or both, of the first sentence of this definition, as appropriate, until the circumstances giving rise to such inability no longer exist. Any change in the ABR due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective as of the opening of business on the effective day of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively.

		"ABR Loans": Loans denominated in Dollars the rate of interest applicable to which is based upon the ABR.

		"Additional Local Currencies": Australian Dollars, Belgian Francs, Italian Lira, Singapore Dollars, Spanish Pesetas, New Taiwan Dollars and any other available and freely convertible non-Dollar currency selected by the Company and approved by the Administrative
Agent in the manner described in subsection 14.1(b).
		"Adjusted Consolidated EBITDA": for any fiscal period, (a) the Consolidated Net Income of the Company and its Subsidiaries for such period, plus (b) to the extent deducted from earnings in determining Consolidated Net Income for such period, the sum, in each case for such period, of income taxes, interest expense, depreciation expense, amortization expense, including amortization of any goodwill or other intangibles, minus (c) to the extent included in determining
Consolidated Net Income for such period, non-cash equity earnings of unconsolidated Affiliates, plus (d) to the extent excluded in determining Consolidated Net Income for such period, cash distributions received by the Company from unconsolidated Affiliates, all as determined on a consolidated basis in accordance with GAAP.

		"Administrative Schedule": Schedule IV to this Agreement, which contains interest rate definitions and administrative information in respect of each Currency and each Type of Loan.

		"Administrative Agent":  as defined in the preamble hereto.

		"AEI":  as defined in the recitals hereof.

		"Affected Bank": any Bank affected by the events described in subsection 7.4, 7.5 or 7.6, as the case may be, but only for the period during which such Bank shall be affected by such events.

		"Affiliate": as to any Person, (a) any other Person (other than a Subsidiary) which, directly or indirectly, is in control of, is controlled by, or is under common control with, such Person or (b) any Person who is a director or officer of the Company or any of its Subsidiaries. For purposes of this definition, "control" of a Person means the power, directly or indirectly, either to (i) vote 10% or more of the securities having ordinary voting power for the election of directors of such Person or (ii) direct or cause the direction of the management and policies of such Person, whether by contract or otherwise.

		"Agents": as defined in the preamble hereto (individually, each an "Agent").

		"Agreement": this Second Amended and Restated Credit Agreement, as amended, supplemented or otherwise modified from time to time.

		"Allocable Share": as to any Assenting Bank at any time, a fraction, the numerator of which shall be the Commitment of such Assenting Bank then in effect and the denominator of which shall be the aggregate of the Commitments of all Assenting Banks then in effect.

		"Anthem":  as defined in the recitals hereof.

		"Applicable Margin": for each Type of Loan, the rate per annum determined from time to time based upon the Ratings in effect by Moody's and S&P set forth under the relevant column heading below opposite such Ratings:

		  Ratings				  Applicable Margin
							  (in basis points)

						Eurocurrency
		S&P/Moody's		    Loans    		  ABR Loans

	A-/A3					20.00			0
	or higher

	Greater than
	or equal to
	BBB/Baa2					22.50			0

	Greater than
	or equal to
	BBB-/Baa3					35.00			0

	Less than
	or equal to
	BB+/Ba1					37.50			0

	; provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Applicable Margin set forth above opposite the higher of such Ratings will apply, unless one of the Ratings is BB+/Ba1 or lower, in which case the Applicable Margin will be that applicable to BB+/Ba1. Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Applicable Margin will be determined in a manner to be mutually agreed upon by the Administrative Agent and the Company and not disapproved by the Required Banks and provided, further, that at any time when no Ratings are in effect and prior to the time a manner for determination of the Applicable Margin is mutually agreed upon by the Administrative Agent and the Company, the Applicable Margin shall be the Applicable Margin in effect immediately prior to the initial time when no Ratings were in effect.

		"Application": an application, in such form as the Issuing Bank may specify from time to time, requesting the Issuing Bank to issue a Letter of Credit.

		"Assenting Bank":  as defined in subsection 7.7(a).

		"Assignee":  as defined in subsection 14.6(c).

		"Assignment and Acceptance": each Assignment and Acceptance, substantially in the form of Exhibit I, executed and delivered pursuant to subsection 14.6(c).

		"Available Foreign Currencies": Deutsche Marks, Pounds Sterling, Hong Kong Dollars, French Francs, Danish Kroner, Norwegian Kroner, Finnish Markka, Swedish Kroner and Dutch Guilder, and any other available and freely-convertible non-Dollar currency selected by the Company and approved by the Administrative Agent in the manner described in subsection 14.1(b).

		"Bankers Trust":  as defined in the preamble hereto.

		"Banks":  as defined in the preamble hereto.

		"Board": the Board of Governors of the Federal Reserve System or any successor.

		"Borrowers": the collective reference to the Company, the Foreign Subsidiary Borrowers and the Local Currency Borrowers.

		"Borrowing Date": any Business Day on which the Company or any Foreign Subsidiary Borrower requests the Banks to make Loans hereunder.

		"Borrowing Percentage": with respect to Committed Rate Loans to be made by any Bank at any time, the ratio (expressed as a percentage) of the amount of such Bank's Undrawn Commitment at such time to the aggregate amount of the Undrawn Commitments of all the Banks at such time; provided, that in determining any Bank's Undrawn Commitment for purpose of determining such Bank's Borrowing Percentage of any Committed Rate Loans whose proceeds will be simultaneously applied to repay Swing Line Loans or Local Currency Loans or to pay Reimbursement Obligations, such Bank's Commitment Percentage of the amount of such Swing Line Loans and Reimbursement Obligations, and the amount of such Local Currency Loans owing to such Bank, will not be considered
Committed Exposure of such Bank. The Borrowing Percentage of each Bank at any time will be calculated by the Administrative Agent on the basis of its most recent calculations of the Undrawn Commitments of the Banks.

		"Business":  as defined in subsection 8.20(b).

		"Business Day": (a) when such term is used in respect of a day on which a Loan in a Foreign Currency is to be made, a payment is to be made in respect of such Loan, an Exchange Rate is to be set in respect of such Foreign Currency or any other dealing in such Foreign Currency is to be carried out pursuant to this Agreement, such term shall mean a London Banking Day which is also a day on which banks are open for general banking business in the city which is the principal financial center of the country of such Foreign Currency, (b) when such term is used to describe a day on which a request is to be made to an Issuing Bank for issuance of a Letter of Credit or on which a Letter of Credit is to be issued, such term shall mean a day other than a Saturday, Sunday or other day on which commercial banks in the city in which such Issuing Bank's Issuing Office is located is authorized or required by law to close and (c) when such term is used in any context in this Agreement, such term shall mean a day other than a Saturday, Sunday or other day on which commercial banks in New York City are authorized or required by law to close.

		"C/D Assessment Rate": for any day as applied to any ABR Loan, the net annual assessment rate (rounded upward to the nearest 1/100th of 1%) determined by Chemical to be payable on such day to the Federal Deposit Insurance Corporation or any successor ("FDIC") for FDIC's insuring time deposits made in Dollars at offices of Chemical in the United States.

		"C/D Reserve Percentage": for any day as applied to any ABR Loan, that percentage (expressed as a decimal) which is in effect on such day, as prescribed by the Board, for determining the maximum reserve requirement for a Depositary Institution (as defined in Regulation D of the Board) in respect of new non-personal time deposits in Dollars having a maturity of 30 days or more.

		"Capital Stock": any and all shares, interests, participations or other equivalents (however designated) of capital stock of a corporation, any and all equivalent ownership interests in a Person (other than a corporation) and any and all warrants, options or rights to purchase any of the foregoing.

		"Capitalization Documents": the collective reference to the Governing Documents of the Company and each of its Subsidiaries, the certificates of designation and other agreements governing the issuance of, or setting forth the terms of, any Capital Stock (including, without limitation, the common stock) issued or to be issued by the Company or any of its Subsidiaries and the Rights Agreement.

		"Capstone":  as defined in the recitals hereof.

		"Change in Control":  one or more of the following events:

			(a) less than a majority of the members of the Company's board of directors shall be persons who either (i) were serving as directors on the Closing Date or (ii) were nominated as directors and approved by the vote of the majority of the directors who are directors referred to in clause (i) above or this clause (ii); or

			(b) the stockholders of the Company shall approve any plan or proposal for the liquidation or dissolution of the Company; or

			(c) a Person or group of Persons acting in concert (other than the direct or indirect beneficial owners of the Capital
Stock of the Company as of the Closing Date) shall, as a result of a tender or exchange offer, open market purchases, privately negotiated purchases or otherwise, have become the direct or indirect beneficial owner (within the meaning of Rule 13d-3 under the Securities Exchange
Act of 1934, as amended from time to time) of securities of the Company representing 40% or more of the combined voting power of the outstanding voting securities for the election of directors or shall have the right to elect a majority of the board of directors of the Company.

		"Chemical":  as defined in the recitals hereof.

		"Closing Date": the date on which the conditions precedent set forth in subsection 9.1 shall be satisfied.

		"Code": the Internal Revenue Code of 1986, as amended from time to time.

		"Commitment": as to any Bank, the obligation of such Bank to make and/or acquire participating interests in Committed Rate Loans or Swing Line Loans hereunder and/or under Local Currency Facilities and issue and/or acquire participating interests in Letters of Credit hereunder in an aggregate Dollar Equivalent Amount at any one time outstanding not to exceed the amount set forth opposite such Bank's name on Schedule I, as such amount may be changed from time to time in accordance with the provisions of this Agreement.

		"Commitment Percentage": as to any Bank at any time, the percentage which such Bank's Commitment then constitutes of the aggregate Commitments (or, at any time after the Commitments shall have expired or terminated, the percentage which the amount of such Bank's Exposure at such time constitutes of the aggregate amount of the Exposure of all the Banks at such time).

		"Commitment Period": the period from and including the Closing Date to but not including the Termination Date or such earlier date on which the Commitments shall terminate as provided herein.

		"Committed Exposure": as to any Bank, the sum of (a) the aggregate Dollar Equivalent Amount of the principal amount of all outstanding Committed Rate Loans and Local Currency Loans made by such Bank or its Local Currency Bank affiliates, agencies or branches plus
(b) such Bank's Commitment Percentage of the aggregate Dollar Equivalent Amount of the principal or face amount of all outstanding Swing Line Loans and L/C Obligations.

		"Committed Rate Loan": as defined in subsection 2.1; a Committed Rate Loan bearing interest based upon the ABR shall be a "Committed Rate ABR Loan", and a Committed Rate Loan bearing interest based upon a Eurocurrency Rate shall be a "Committed Rate Eurocurrency Loan".

		"Commonly Controlled Entity": an entity, whether or not incorporated, which is under common control with the Company within the meaning of Section 4001 of ERISA or is part of a group which includes the Company and which is treated as a single employer under Section 414 of the Code.

		"Company":  as defined in the preamble hereto.

		"Company Guarantee": the Guarantee of the Company, substantially in the form of Exhibit F, as amended, supplemented or otherwise modified from time to time.

		"Company Guarantee Ratio": at any time, the ratio (expressed as a percentage) of (a) the excess of (i) the aggregate Exposure of the Foreign Subsidiary Borrowers and the Local Currency Borrowers at such time over (ii) the Guarantee Ceiling Amount at such time (the "Excess Exposure") to (b) the aggregate Exposure of the Foreign Subsidiary
Borrowers and Local Currency Borrowers at such time; provided that, if the Excess Exposure at any time is less than or equal to zero, the Company Guarantee Ratio shall be zero.

		"Competitive Advance Loan":  as defined in subsection 3.1.

		"Competitive Advance Loan Offer": with respect to any Competitive Advance Loan Request in any Currency, an offer from a Bank in respect of such Competitive Advance Loan Request, containing the information in respect of such Competitive Advance Loan Offer and delivered to the Person, in the manner and by the time specified for a Competitive Advance Loan Offer in respect of such Currency in the Administrative Schedule.

		"Competitive Advance Loan Request": with respect to any Competitive Advance Loan in any Currency, a request from the Specified Borrower in respect of such Loan, containing the information in respect of such Competitive Advance Loan and delivered to the Person, in the manner and by the time specified for a Competitive Advance Loan Request in respect of such Currency in the Administrative Schedule.

		"Consent and Confirmation": the Consent and Confirmation to be executed and delivered by Capstone, AEI, Anthem and Gates, substantially in the form of Exhibit D.

		"Consolidated Cash Interest Expense": for any period, (a) the amount which would, in conformity with GAAP, be set forth opposite the caption "interest expense" or any like caption on a consolidated income statement of the Company and its Subsidiaries minus (b) the amount of non-cash interest (including interest paid by the issuance of additional securities) included in such amount.

		"Consolidated Net Income": for any fiscal period means the consolidated net income (or loss) of the Company and its Subsidiaries after excluding all unusual, extraordinary and non-recurring gains and after adding all unusual, extraordinary and non-recurring losses, in all cases of the Company and its Subsidiaries determined on a consolidated basis during the relevant period in accordance with GAAP.

		"Consolidated Net Worth": at a particular date, all amounts which would be included under shareholders' equity on a consolidated balance sheet of the Company and its Subsidiaries determined on a consolidated basis in accordance with GAAP.

		"Consolidated Total Capitalization": at a particular date, the sum of (a) Consolidated Net Worth plus (b) Consolidated Total Debt as at such date.

		"Consolidated Total Debt": all Indebtedness of the Company and its Subsidiaries (excluding Indebtedness of the Company owing to any of its Subsidiaries or Indebtedness of any Subsidiary of the Company owing to the Company or any other Subsidiary of the Company), as determined on a consolidated basis in accordance with GAAP.

		"Contractual Obligation": as to any Person, any provision of any security issued by such Person or of any agreement, instrument or other undertaking to which such Person is a party or by which it or any of its property is bound.

		"Credit Documents": this Agreement, the Applications, the Subsidiary Guarantees, the Company Guarantee and the Local Currency Facilities.

		"Currencies":  the collective reference to Dollars and Foreign
Currencies.

 		"Default": any of the events specified in Section 12, whether or not any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

		"Dollar Equivalent Amount": with respect to (i) the amount of any Foreign Currency on any date, the equivalent amount in Dollars of such amount of Foreign Currency, as determined by the Administrative
Agent using the Exchange Rate and (ii) any amount in Dollars, such amount.

		"Dollars" and "$":  dollars in lawful currency of the United
States of America.

		"Domestic Subsidiary": as to any Person, a Subsidiary of such Person organized under the laws of a State of the United States or the District of Columbia.

		"Environmental Laws": any and all applicable foreign, Federal, state, local or municipal laws, rules, orders, regulations, statutes, ordinances, codes, decrees, requirements of any Governmental Authority or other Requirements of Law (including, without limitation, common law) regulating, relating to or imposing liability or standards of conduct concerning protection of human health or the environment, as now or may at any time hereafter be in effect.

		"ERISA": the Employee Retirement Income Security Act of 1974, as amended from time to time.

		"Eurocurrency Loan": any Loan bearing interest based upon a Eurocurrency Rate.

		"Eurocurrency Rate": in respect of Dollars and each Available Foreign Currency, the rate determined as the Eurocurrency Rate for Dollars or such Available Foreign Currency in the manner set forth in the Administrative Schedule.

		"Event of Default": any of the events specified in Section 12, provided that any requirement for the giving of notice, the lapse of time, or both, or any other condition, has been satisfied.

		"Exchange Rate": with respect to any Foreign Currency on any date, the rate at which such Foreign Currency may be exchanged into Dollars, as set forth on such date on the relevant Reuters currency page at or about 11:00 A.M. London time on such date. In the event that such rate does not appear on any Reuters currency page, the "Exchange Rate" with respect to such Foreign Currency shall be determined by reference to such other publicly available service for displaying exchange rates as may be agreed upon by the Administrative Agent and the Company or, in the absence of such agreement, such "Exchange Rate" shall instead be the Administrative Agent's spot rate of exchange in the interbank market where its foreign currency exchange operations in respect of such Foreign Currency are then being conducted, at or about 10:00 A.M., local time, at such date for the purchase of Dollars with such Foreign
Currency, for delivery two Business Days later; provided, that if at the time of any such determination, no such spot rate can reasonably be quoted, the Administrative Agent may use any reasonable method as it deems applicable to determine such rate, and such determination shall be conclusive absent manifest error (without prejudice to the determination of the reasonableness of such method).

		"Existing Subsidiary Guarantees": as defined in the recitals hereof.

		"Exposure": at any date, (a) as to all the Banks, the aggregate Dollar Equivalent Amount of (i) the outstanding principal amount of all Loans then outstanding and (ii) all L/C Obligations then outstanding, and (b) as to any Bank, the aggregate Dollar Equivalent Amount of (i) the outstanding principal amount of all Committed Rate Loans, Local Currency Loans and Competitive Advance Loans made by such Bank or its Local Bank affiliates, branches or agencies and (ii) such Bank's Commitment Percentage of the outstanding principal amount of all Swing Line Loans and L/C Obligations.

		"Extensions of Credit": the collective reference to the making of any Loans and the issuance of any Letters of Credit but excluding the continuation or conversion of any Loan pursuant to a Notice of Conversion or a Notice of Continuation.

		"Facility Fee Rate": a rate per annum determined from time to time based upon the Ratings in effect by Moody's and S&P set forth under the column below opposite such Ratings:

		  Ratings                 Facility Fee Rate
		S&P/Moody's                (in basis points)

		A-/A3	  		10.00
		or higher

		Greater than
		or equal to
		BBB/Baa2		12.50

		Greater than
		or equal to
		BBB-/Baa3		15.00

		Less than
		or equal to
		BB+/Ba1		25.00

	; provided that, in the event that the Ratings of S&P and Moody's do not coincide, the Facility Fee Rate set forth above opposite the higher of such Ratings will apply, unless one of the Ratings is BB+/Ba1 or lower, in which case the Facility Fee Rate will be that applicable to BB+/Ba1. Notwithstanding the foregoing, in the event that no Ratings are in effect at such time of determination, the Facility Fee Rate will be determined in a manner to be mutually agreed upon by the Administrative Agent and the Company and not disapproved by the Required Banks and provided, further, that at any time when no Ratings are in effect and prior to the time a manner for determination of the Facility Fee Rate is mutually agreed upon by the Administrative Agent and the Company, the Facility Fee Rate shall be the Facility Fee Rate in effect immediately prior to the initial time when no Ratings were in effect.

		"Financing Lease": any lease of property, real or personal, the obligations of the lessee in respect of which are required in accordance with GAAP to be capitalized on a balance sheet of the lessee.

		"Foreign Currencies": the collective reference to the Available Foreign Currencies and the Additional Local Currencies.

		"Foreign Currency Exposure": at any date, the aggregate Dollar Equivalent Amount of (a) the outstanding principal amount of all Loans then outstanding which are denominated in a currency other than Dollars and (b) all L/C Obligations then outstanding which are denominated in a currency other than Dollars.

		"Foreign Subsidiary Borrower": each Subsidiary of the Company listed as a Foreign Subsidiary Borrower in Schedule II as amended from time to time in accordance with subsection 14.1(b)(i); provided that with respect to any Subsidiary for which a Foreign Subsidiary Opinion has not previously been delivered, if the aggregate Exposure of such Subsidiary owing to all Banks exceeds $20,000,000 for a period of 30 consecutive days, then, unless a Foreign Subsidiary Opinion is delivered within 30 days after the end of such period, such Subsidiary shall cease to be a Foreign Subsidiary Borrower 30 days after the end of such period with respect to all Exposure of such Subsidiary owing to the Banks in excess of $20,000,000.

		"Foreign Subsidiary Opinion": with respect to any Foreign Subsidiary Borrower, a legal opinion of counsel to such Foreign
Subsidiary Borrower addressed to the Administrative Agent and the Banks concluding that such Foreign Subsidiary Borrower and the Credit
Documents to which it is a party substantially comply with the matters listed on Exhibit G-3 hereto, with such deviations therefrom as the Administrative Agent shall consent (such consent not to be unreasonably withheld).

		"Funding Office": for each Type of Committed Rate Loan and each Currency, the Funding Office set forth in respect thereof in the Administrative Schedule.

		"Funding Time": for each Type of Committed Rate Loan and each Currency, the Funding Time set forth in respect thereof in the Administrative Schedule.

		"GAAP": generally accepted accounting principles in the United States of America in effect from time to time.

		"Gates":  as defined in the recitals hereof.

		"Governing Documents": as to any Person, the certificate or articles of incorporation and by-laws or other organizational or governing documents of such Person.

		"Governmental Authority": any nation or government, any state or other political subdivision thereof and any entity exercising executive, legislative, judicial, regulatory or administrative functions of or pertaining to government.

		"Guarantee Ceiling Amount": at any time, the aggregate amount of obligations that, pursuant to the restrictions contained in the Note Purchase Agreement, may be guaranteed by the Company under the Company Guarantee on a basis pari passu with the 1992 Private Placement Notes.

		"Guarantee Obligation": as to any Person (the "guaranteeing person"), any obligation of (a) the guaranteeing person or (b) another Person (including, without limitation, any bank under any letter of credit) to induce the creation of which the guaranteeing person has issued a reimbursement, counterindemnity or similar obligation, in either case guaranteeing or in effect guaranteeing any Indebtedness, leases, dividends or other obligations (the "primary obligations") of any other third Person (the "primary obligor") in any manner, whether directly or indirectly, including, without limitation, any obligation of the guaranteeing person, whether or not contingent, (i) to purchase any such primary obligation or any property constituting direct or indirect security therefor, (ii) to advance or supply funds (1) for the purchase or payment of any such primary obligation or (2) to maintain working capital or equity capital of the primary obligor or otherwise to maintain the net worth or solvency of the primary obligor, (iii) to purchase property, securities or services primarily for the purpose of assuring the owner of any such primary obligation of the ability of the primary obligor to make payment of such primary obligation or (iv) otherwise to assure or hold harmless the owner of any such primary obligation against loss in respect thereof; provided, however, that the term Guarantee Obligation shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The amount of any Guarantee Obligation of any guaranteeing person shall be deemed to be the lower of (a) an amount equal to the stated or determinable amount of the primary obligation in respect of which such Guarantee Obligation is made and (b) the maximum amount for which such guaranteeing person may be liable pursuant to the terms of the instrument embodying such Guarantee Obligation, unless such primary obligation and the maximum amount for which such guaranteeing person may be liable are not stated or determinable, in which case the amount of such Guarantee Obligation shall be such guaranteeing person's maximum reasonably anticipated liability in respect thereof as determined by the Company in good faith.

		"Guarantor": the Company or any Subsidiary in its capacity as a party to the Company Guarantee or a Subsidiary Guarantee, as the case may be.

		"Hedging Agreements": (a) Interest Rate Agreements and (b) any swap, futures, forward or option agreements or other agreements or arrangements designed to limit or eliminate the risk and/or exposure of a Person to fluctuations in currency exchange rates.

		"Hedging Banks": any Bank or any of its subsidiaries or affiliates which from time to time enter into Hedging Agreements with the Company or any of its Subsidiaries.

		"Indebtedness": of any Person at any date, without duplication, (a) the principal amount of all indebtedness of such Person for borrowed money or for the deferred purchase price of property or services (other than current trade liabilities incurred in the ordinary course of business and payable in accordance with customary practices),
(b) the principal amount of any other indebtedness of such Person which is evidenced by a note, bond, debenture or similar instrument, (c) the portion of all obligations of such Person under Financing Leases which must be capitalized in accordance with GAAP, (d) the principal or stated amount of all obligations of such Person in respect of letters of credit, banker's acceptances or similar obligations issued or created for the account of such Person, (e) all liabilities arising under Hedging Agreements of such Person, (f) the principal or stated amount of all Guarantee Obligations of such Person (other than guarantees by the Company or any Subsidiary in respect of current trade liabilities of the Company or any Subsidiary incurred in the ordinary course of business and payable in accordance with customary terms), and (g) the principal amount of all liabilities secured by any Lien on any property owned by such Person even though such Person has not assumed or otherwise become liable for the payment thereof.

		"Insolvency": with respect to any Multiemployer Plan, the condition that such Plan is insolvent within the meaning of Section 4245 of ERISA.

		"Insolvent":  pertaining to a condition of Insolvency.

		"Intercreditor Agreement":  as defined in the recitals hereof.

		"Interest Payment Date": (a) as to any ABR Loan, the last day of each March, June, September and December, (b) as to any Committed
Rate Eurocurrency Loan having an Interest Period of three months or less, the last day of such Interest Period, (c) as to any Committed Rate Eurocurrency Loan having an Interest Period longer than three months, each day which is three months after the first day of such Interest
Period and the last day of such Interest Period, (d) as to any Swing
Line Loan, the last Business Day of each calendar month during which such Swing Line Loan is outstanding, and (e) as to any Competitive
Advance Loan, the date or dates set forth in the applicable Competitive Advance Loan Request or otherwise agreed upon by the relevant Borrower and Bank at the time the terms of such Competitive Advance Loan are determined as provided in Section 3.

		"Interest Period":  with respect to any Committed Rate
Eurocurrency Loan:

				(i)  initially, the period commencing on the
borrowing or conversion date, as the case may be, with respect to such Eurocurrency Loan and ending one, two, three or six months thereafter, as selected by the relevant Borrower in its Notice of Borrowing or Notice of Conversion, as the case may be, given with respect thereto;
and

				(ii)  thereafter, each period commencing on the last
day of the next preceding Interest Period applicable to such
Eurocurrency Loan and ending one, two, three or six months thereafter, as selected by the relevant Borrower by a Notice of Continuation with respect thereto;

	provided that, all of the foregoing provisions relating to Interest Periods are subject to the following:

			(1) if any Interest Period would otherwise end on a day that is not a Business Day, such Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding
Business Day;

			(2) any Interest Period that would otherwise extend beyond the Termination Date shall end on the Termination Date; and

			(3) any Interest Period that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest
Period) shall end on the last Business Day of a calendar month.

		"Interest Rate Agreement": any interest rate protection agreement, interest rate future, interest rate option, interest rate swap, interest rate cap or other interest rate hedge or arrangement under which the Company is a party or a beneficiary.

		"Issuing Bank": in respect of any Currency, each Bank listed as an Issuing Bank in Schedule III in respect of such Currency.

		"Issuing Office": in respect of each Issuing Bank, the Issuing Office set forth for such Issuing Bank in Schedule III.

		"Joinder Agreement": each Joinder Agreement, substantially in the form of Exhibit A, from time to time executed and delivered hereunder pursuant to subsection 14.1 (b).

		"L/C Commitment":  $35,000,000.

		"L/C Obligations": at any time, an amount equal to the sum of the Dollar Equivalent Amount of (a) the aggregate then undrawn and unexpired amount of the then outstanding Letters of Credit and (b) the aggregate amount of drawings under Letters of Credit which have not then been reimbursed pursuant to subsection 5.5(a).

		"L/C Participant": in respect of each Letter of Credit, each Bank (other than the Issuing Bank in respect of such Letter of Credit) in its capacity as the holder of a participating interest in such Letter of Credit.

		"Letters of Credit":  as defined in subsection 5.1(b).

		"Lien": any mortgage, pledge, hypothecation, assignment, deposit arrangement, encumbrance, lien (statutory or other), charge or other security interest or any preference, priority or other security agreement or preferential arrangement of any kind or nature whatsoever (including, without limitation, any conditional sale or other title retention agreement and any Financing Lease having substantially the same economic effect as any of the foregoing).

		"Limited Subsidiary Borrower": any Foreign Subsidiary Borrower which may not have Exposure in excess of $20,000,000 by operation of the proviso to the definition of "Foreign Subsidiary Borrower" in this subsection 1.1; provided such Foreign Subsidiary Borrower will cease to be a Limited Subsidiary Borrower upon the earlier of (a) six months from the date it became a Limited Subsidiary Borrower or (b) delivery of a Foreign Subsidiary Opinion with respect to it.

		"Loan": any Committed Rate Loan, Competitive Advance Loan, Swing Line Loan or Local Currency Loan.

		"Loan Parties": the Company and each Subsidiary of the Company which is a party to a Credit Document.

		"Local Currency Bank": any Bank (or, if applicable, any affiliate, branch or agency thereof) party to a Local Currency Facility.

		"Local Currency Bank Maximum Borrowing Amount": as defined in subsection 6.1(b).

		"Local Currency Borrower": each Subsidiary of the Company organized under the laws of a jurisdiction outside the United States that the Company designates as a "Local Currency Borrower" in a Local Currency Facility Addendum.

		"Local Currency Facility": any Qualified Credit Facility that the Company designates as a "Local Currency Facility" pursuant to a Local Currency Facility Addendum.

		"Local Currency Facility Addendum": a Local Currency Facility Addendum received by the Administrative Agent, substantially in the form of Exhibit C and conforming to the requirements of Section 6.

		"Local Currency Facility Agent": with respect to each Local Currency Facility, the Local Currency Bank acting as agent for the Local Currency Banks party thereto.

		"Local Currency Facility Maximum Borrowing Amount": as defined in subsection 6.1(b).

		"Local Currency Loan":  any loan made pursuant to a Local
Currency Facility.

		"London Banking Day": any day on which banks in London are open for general banking business, including dealings in foreign currency and exchange.

		"Material Adverse Effect": a material adverse effect on (a) the business, operations, property, condition (financial or otherwise) or prospects of the Company and its Subsidiaries taken as a whole, (b) the ability of the Company to perform its obligations under this Agreement or other Credit Documents or (c) the validity or enforceability of this Agreement, any Application or any of the other
Credit Documents or the rights or remedies of the Administrative Agent, the Collateral Agent, the Agents or the Banks hereunder or thereunder.

		"Materials of Environmental Concern": any gasoline or petroleum (including crude oil or any fraction thereof) or petroleum products or any hazardous or toxic substances, materials or wastes, defined or regulated as such in or under any Environmental Law, including, without limitation, asbestos, polychlorinated biphenyls and urea-formaldehyde insulation.

		"Moody's":  Moody's Investors Service, Inc.

		"Multiemployer Plan": a Plan which is a multiemployer plan as defined in Section 4001(a)(3) of ERISA.

		"1992 Private Placement Notes": the $75,000,000 Senior Secured Notes issued by the Company, as any of the same may be amended, supplemented, endorsed or otherwise modified from time to time; provided the aggregate principal amount thereof is not increased.

		"Non-Excluded Taxes":  as defined in subsection 7.6.

		"Note Purchase Agreement": the collective reference to the several Senior Note Purchase Agreements, each dated as of December 29, 1992, among the Company and the respective financial institutions party thereto as purchasers, as the same may be amended, supplemented or otherwise modified from time to time.

		"Notice of Borrowing": with respect to a Committed Rate Loan of any Type in any Currency, a notice from the Specified Borrower in respect of such Loan, containing the information in respect of such Loan and delivered to the Person, in the manner and by the time specified for a Notice of Borrowing in respect of such Currency and such Type of Loan in the Administrative Schedule.

		"Notice of Continuation": with respect to a Committed Rate Eurocurrency Loan in any Currency, a notice from the Specified Borrower in respect of such Loan, containing the information in respect of such Loan and delivered to the Person, in the manner and by the time specified for a Notice of Continuation in respect of such Currency in the Administrative Schedule.

		"Notice of Conversion": with respect to a Committed Rate Loan in Dollars which a Specified Borrower wishes to convert from a Eurocurrency Loan to an ABR Loan, or from an ABR Loan to a Eurocurrency
Loan, as the case may be, a notice from such Borrower setting forth the amount of such Loan to be converted, the date of such conversion and, in the case of conversions of ABR Loans to Eurocurrency Loans, the length of the initial Interest Period applicable thereto. Each Notice of Conversion shall be delivered to the Administrative Agent at its address set forth in subsection 14.2 and shall be delivered before 12:00 Noon, New York City time, on the Business Day of the requested conversion in the case of conversions to ABR Loans, and before 12:00 Noon, New York
City time, three Business Days before the requested conversion in the case of conversions to Eurocurrency Loans.

		"Notice of Guarantee Ceiling Amount": a certificate of the Company substantially in the form of Exhibit J delivered to the Administrative Agent and calculating the Guarantee Ceiling Amount.

		"Notice of Local Currency Outstandings": with respect to each Local Currency Facility Agent, a notice from such Local Currency
Facility Agent containing the information, delivered to the Person, in the manner and by the time, specified for a Notice of Local Currency Outstandings in the Administrative Schedule.

		"Notice of Prepayment": with respect to prepayment of any Committed Rate Loan of any Type in any Currency, a notice from the Specified Borrower in respect of such Loan, containing the information in respect of such prepayment and delivered to the Person, in the manner and by the time specified for a Notice of Prepayment in respect of such Currency and such Type of Loan in the Administrative Schedule.

		"Notice of Swing Line Borrowing": with respect to a Swing Line Loan of any Type in any Currency, a notice from the Specified Borrower in respect of such Loan, containing the information in respect of such Swing Line Loan and delivered to the Person, in the manner and by the time agreed by the Company and the applicable Swing Line Bank in respect of such Currency and such Type of Loan.

		"Notice of Swing Line Outstandings": with respect to each Swing Line Bank, a notice from such Swing Line Bank containing the information, delivered to the Person, in the manner and by the time, specified for a Notice of Swing Line Outstandings in the Administrative Schedule.

		"Notice of Swing Line Refunding": with respect to each Swing Line Bank, a notice from such Swing Line Bank containing the information, delivered to the Person, in the manner and by the time, specified for a Notice of Swing Line Refunding in the Administrative Schedule.

		"Participant":  as defined in subsection 14.6(b).

		"Participating Creditor":  as defined in the Intercreditor
Agreement.

		"Payment Office": for each Type of Committed Rate Loan and each Currency, the Payment Office set forth in respect thereof in the Administrative Schedule.

		"Payment Time": for each Type of Committed Rate Loan and each Currency, the Payment Time set forth in respect thereof in the Administrative Schedule.

		"PBGC": the Pension Benefit Guaranty Corporation established pursuant to Subtitle A of Title IV of ERISA.

 		"Person": an individual, partnership, corporation, business trust, joint stock company, trust, unincorporated association, joint venture, Governmental Authority or other entity of whatever nature.

		"Plan": at a particular time, any employee benefit plan which is covered by ERISA and in respect of which the Company or a Commonly Controlled Entity is (or, if such plan were terminated at such time, would under Section 4069 of ERISA be deemed to be) an "employer" as defined in Section 3(5) of ERISA.

		"Properties":  as defined in subsection 8.20(a).

		"Qualified Credit Facility": a credit facility (a) providing for one or more Local Currency Banks to make loans denominated in an Additional Local Currency to a Local Currency Borrower, (b) providing for such loans to bear interest at a rate or rates determined by the Company and such Local Currency Bank or Local Currency Banks and (c) otherwise conforming to the requirements of Section 6.

		"Quotation Day": in respect of the determination of the Eurocurrency Rate for any Interest Period for any Currency, the day on which quotations would ordinarily be given by prime banks in the London interbank market (or, if such Currency is Sterling, in the Paris interbank market) for deposits in such Currency for delivery on the first day of such Interest Period; provided, that if quotations would ordinarily be given on more than one date, the Quotation Day for such Interest Period shall be the last of such dates. On the date hereof, the Quotation Day in respect of any Interest Period for any Currency is customarily the last day prior to the beginning of such Interest Period which is (i) at least two London Banking Days prior to the beginning of such Interest Period and (ii) a day on which banks are open for general banking business in the city which is the principal financial center of the country of such Currency (and, in the case of Sterling, in Paris).

		"Ratings": the implied senior unsecured debt ratings of the Company in effect from time to time by Moody's, S&P or a similar rating agency.

		"Register":  as defined in subsection 14.6(d).

		"Regulation U": Regulation U of the Board as in effect from time to time.

		"Reimbursement Obligation": in respect of each Letter of Credit, the obligation of the account party thereunder to reimburse the Issuing Bank for all drawings made thereunder in accordance with Section 5 and the Application related to such Letter of Credit.

		"Reorganization": with respect to any Multiemployer Plan, the condition that such plan is in reorganization within the meaning of
Section 4241 of ERISA.

		"Replacement Bank":  as defined in subsection 	7.7(b).

		"Reportable Event": any of the events set forth in Section 4043(c) of ERISA, other than those events as to which the thirty day notice period is waived under subsections .13, .14, .16, .18, .19 or .20 of PBGC Reg. 2615.

		"Required Banks": at any time, Banks the Commitment Percentages of which aggregate more than 50%.

		"Requirement of Law": as to any Person, the Governing Documents of such Person, and any law, treaty, rule or regulation or determination of an arbitrator or a court or other Governmental
Authority, in each case applicable to or binding upon such Person or any of its property or to which such Person or any of its property is subject.

		"Responsible Officer": as to any Person, the chief executive officer, the chairman of the board, the president, the chief financial officer, the chief accounting officer, any executive or senior vice president or the treasurer of such Person.

		"Restricted Payments":  as defined in subsection 11.5.

		"Rights Agreement": the Rights Agreement, dated as of March 2, 1988, between the Company and Chemical Bank, as successor by merger to Manufacturers Hanover Trust Company, as rights agent, as amended, supplemented or otherwise modified from time to time.

		"S&P":  Standard & Poor's Ratings Group.

		"Schedule Amendment": each Schedule Amendment, substantially in the form of Exhibit B, executed and delivered pursuant to subsection
14.1.

		"Single Employer Plan": any Plan which is covered by Title IV of ERISA, but which is not a Multiemployer Plan.

		"Specified Borrower": the collective reference to the Company and the Foreign Subsidiary Borrowers.

		"Subordinated Debentures": the Company's 5-3/4% Convertible Subordinated Debentures due 2002.

		"Subordinated Indebtedness": Indebtedness outstanding under the Subordinated Debentures.

		"Subsidiary": as to any Person, a corporation, partnership or other entity of which shares of stock or other ownership interests having ordinary voting power (other than stock or such other ownership interests having such power only by reason of the happening of a contingency) to elect a majority of the board of directors or other managers of such corporation, partnership or other entity are at the time owned, or the management of which is otherwise controlled, directly or indirectly through one or more intermediaries, or both, by such Person. Unless otherwise qualified, all references to a "Subsidiary" or to "Subsidiaries" in this Agreement shall refer to a Subsidiary or Subsidiaries of the Company.

		"Subsidiary Guarantee": each of (a) the Existing Subsidiary Guarantees and (b) each other Subsidiary Guarantee, substantially in the form of the Existing Subsidiary Guarantees with such changes as shall be approved by the Administrative Agent, to be executed and delivered from time to time by any other Domestic Subsidiary that accounts for more than 5% of Total Assets at any date, in each case, as the same may be amended, supplemented or otherwise modified from time to time.

		"Swing Line Bank": in respect of any Specified Borrower and any Currency, each Bank listed as a Swing Line Bank in respect of such Specified Borrower and Currency in Schedule III.

		"Swing Line Currency": in respect of any Specified Borrower, the Currency set forth for such Specified Borrower in Schedule III.

		"Swing Line Limit": in respect of any Specified Borrower, the amount listed as the Swing Line Limit in respect of such Specified
Borrower in Schedule III, but not in any case for all Specified
Borrowers to exceed a Dollar Equivalent Amount equal to $75,000,000.

		"Swing Line Loan":  as defined in subsection 4.1.

		"Swing Line Rate": in respect of each Swing Line Currency for each Swing Line Bank, the interest rate agreed from time to time between the Company and such Swing Line Bank.

		"Termination Date":  August 16, 2000.

		"Total Assets": at a particular date, the assets of the Company and its Subsidiaries, determined on a consolidated basis in accordance with GAAP.

		"Tranche": the collective reference to Committed Rate Eurocurrency Loans in any Currency the then current Interest Periods with respect to all of which begin on the same date and end on the same later date (whether or not such Loans shall originally have been made on the same day).

		"Transferee":  as defined in subsection 14.6(f).

		"Type": in respect of any Loan, its character as a Committed Rate Loan, Competitive Advance Loan or Swing Line Loan, as the case may be.

		"UCC":  the Uniform Commercial Code as from time to 	time in
effect in the relevant jurisdiction.

		"Undrawn Commitment": as to any Bank at any time, the amount of such Bank's Commitment minus the amount of such Bank's Committed
Exposure at such time.

		"Uniform Customs": the Uniform Customs and Practice for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 as the same may be amended from time to time.

		1.2 Other Definitional Provisions. (a) Unless otherwise specified therein, all terms defined in this Agreement shall have the defined meanings when used in any certificate or other document made or delivered pursuant hereto.

		(b) As used herein and in any certificate or other document made or delivered pursuant hereto, accounting terms relating to the Company and its Subsidiaries not defined in subsection 1.1 and accounting terms partly defined in subsection 1.1, to the extent not defined, shall have the respective meanings given to them under GAAP.

		(c) The words "hereof", "herein" and "hereunder" and words of similar import when used in this Agreement shall refer to this Agreement as a whole and not to any particular provision of this Agreement, and Section, subsection, Schedule and Exhibit references are to this Agreement unless otherwise specified.

		(d)	The meanings given to terms defined herein shall be
equally applicable to both the singular and plural forms of such terms.

		(e)	The phrases "to the knowledge of the Company" and "of
which any Subsidiary is aware" and phrases of similar import when used in this Agreement shall mean to the actual knowledge of a Responsible
Officer of the Company or any such Subsidiary, as the case may be.

		1.3. Accounting Determinations. Unless otherwise specified herein, all accounting determinations for purposes of calculating or determining compliance with the terms found in subsection 1.1 or the standards and covenants found in subsection 11.1 and otherwise to be made under this Agreement shall be made in accordance with GAAP applied on a basis consistent in all material respects with that used in preparing the financial statements referred to in subsection 8.1. If
GAAP shall change from the basis used in preparing such financial statements, the certificates required to be delivered pursuant to subsection 10.1 demonstrating compliance with the covenants contained herein shall set forth calculations setting forth the adjustments necessary to demonstrate how the Company is in compliance with the financial covenants based upon GAAP as in effect on the Closing Date.


	SECTION 2.  THE COMMITTED RATE LOANS

		2.1 Committed Rate Loans. (a) Subject to the terms and conditions hereof, each Bank severally agrees to make loans on a revolving credit basis ("Committed Rate Loans") to any Specified
Borrower from time to time during the Commitment Period; provided, that
(i) no Committed Rate Loan shall be made if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, (A) the aggregate amount of the Exposure of all the Banks would exceed the aggregate amount of the Commitments or (B) the aggregate amount of the Foreign Currency Exposure would exceed $250,000,000, and
(ii) no Committed Rate Loan shall be made to any Foreign Subsidiary Borrower if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, the Company Guarantee Ratio would exceed 25%. During the Commitment Period, the Specified Borrowers may use the Commitments by borrowing, prepaying the Committed Rate Loans in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof.

		(b)	The Committed Rate Loans may be made in Dollars or any
Available Foreign Currency and may from time to time be (i) Committed
Rate Eurocurrency Loans, (ii) in the case of Committed Rate Loans in
Dollars only, Committed Rate ABR Loans or (iii) a combination thereof, as determined by the relevant Specified Borrower and set forth in the Notice of Borrowing or Notice of Conversion with respect thereto;
provided, that no Committed Rate Eurocurrency Loan shall be made after the day that is one month prior to the Termination Date.

		2.2 Procedure for Committed Rate Loan Borrowing. Any Specified Borrower may request the Banks to make Committed Rate Loans on any Business Day during the Commitment Period by delivering a Notice of Borrowing. Each borrowing of Committed Rate Loans (other than pursuant to a Swing Line Refunding pursuant to subsection 4.4, pursuant to subsection 5.5(c) or pursuant to subsection 6.3) shall be in an amount equal to (a) in the case of ABR Loans, $1,000,000 or a whole multiple of $500,000 in excess thereof (or, if the then aggregate undrawn amount of the Commitments is less than $1,000,000, such lesser amount) and (b) in the case of Eurocurrency Loans, (i) if in Dollars, $2,000,000 or increments of $500,000 thereafter, and (ii) if in any Available Foreign Currency, an amount in such Available Foreign Currency of which the Dollar Equivalent Amount is at least $2,000,000. Upon receipt of any such Notice of Borrowing from a Specified Borrower, the Administrative Agent shall promptly notify each Bank of receipt of such Notice of Borrowing and of such Bank's Borrowing Percentage of the Committed Rate Loans to be made pursuant thereto. Subject to the terms and conditions hereof, each Bank will make its Borrowing Percentage of each such borrowing available to the Administrative Agent for the account of such Specified Borrower at the Funding Office, and at or prior to the Funding Time, for the Currency of such Loan in funds immediately available to the Administrative Agent in the applicable Currency. The amounts made available by each Bank will then be made available to such Specified Borrower at the Funding Office, in like funds as received by the Administrative Agent.

		2.3 Repayment of Committed Rate Loans; Evidence of Debt. (a) Each Specified Borrower hereby unconditionally promises to pay to the Administrative Agent for the account of each Bank on the Termination
Date (or such earlier date on which the Loans become due and payable pursuant to Section 12), the then unpaid principal amount of each Committed Rate Loan made by such Bank to such Specified Borrower. Each Specified Borrower hereby further agrees to pay interest on the unpaid principal amount of the Committed Rate Loans made to such Specified
Borrower from time to time outstanding from the date hereof until payment in full thereof at the rates per annum, and on the dates, set forth in subsection 2.8.

		(b) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing indebtedness of each Specified Borrower to such Bank resulting from each Committed Rate Loan of such Bank from time to time, including the amounts of principal and interest payable and paid to such Bank from time to time under this Agreement.

		(c) The Administrative Agent shall maintain the Register pursuant to subsection 14.6(d), and a subaccount therein for each Bank, in which shall be recorded (i) the amount of each Committed Rate Loan made hereunder and each Interest Period (if any) applicable thereto,
(ii) the amount of any principal or interest due and payable or to become due and payable from each Specified Borrower to each Bank under Committed Rate Loans and (iii) the amount of any sum received by the Administrative Agent from each Specified Borrower in respect of Committed Rate Loans, and the amount of each Bank's share thereof.

		(d) The entries made in the Register and the accounts of each Bank maintained pursuant to subsection 2.3(b) shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations of each Specified Borrower therein recorded; provided, however, that the failure of any Bank or the Administrative Agent to maintain the Register or any such account, or any error therein, shall not in any manner affect the obligation of each Specified Borrower to repay (with applicable interest) the Committed
Rate Loans made to such Specified Borrower by such Bank in accordance with the terms of this Agreement.

		2.4 Termination or Reduction of Commitments. The Company shall have the right, upon not less than five Business Days' notice to the Administrative Agent, to terminate the Commitments or, from time to time, to reduce the amount of the Commitments. Any such reduction shall be in an amount equal to $5,000,000 or a whole multiple thereof and shall reduce permanently the Commitments then in effect; provided that the Commitments may not be optionally reduced at any time to an amount which is less than the amount of the Exposure of all the Banks at such time; and provided further that the Commitments may not be reduced to an amount which is less than $50,000,000 unless they are terminated in full.

		2.5 Optional Prepayments. By giving a Notice of Prepayment, any Specified Borrower may, at any time and from time to time, prepay the Committed Rate Loans made to such Specified Borrower, in whole or in part, without premium or penalty (except as provided in subsection 7.8).
Upon receipt of any such notice the Administrative Agent shall promptly notify each Bank thereof. If any such notice is given, the amount specified in such notice shall be due and payable on the date specified therein, together with any amounts payable pursuant to subsection 7.8. Partial prepayments shall be in an aggregate principal amount of $1,000,000 or a whole multiple of $500,000 in excess thereof or an aggregate principal Dollar Equivalent Amount of at least $1,000,000 for Loans denominated in a Foreign Currency.

		2.6 Conversion and Continuation Options. (a) By giving a Notice of Conversion, any Specified Borrower may elect from time to time
(i) to convert such Specified Borrower's Eurocurrency Loans in Dollars to ABR Loans or (ii) to convert such Specified Borrower's ABR Loans to Eurocurrency Loans in Dollars. Upon receipt of any Notice of Conversion the Administrative Agent shall promptly notify each Bank thereof. All or any part of Eurocurrency Loans outstanding in Dollars or ABR Loans may be converted as provided herein, provided that (i) no ABR Loan may be converted into a Eurocurrency Loan when any Event of Default has occurred and is continuing and the Administrative Agent has or the Required Banks have determined that such a conversion is not appropriate and (ii) no ABR Loan may be converted into a Eurocurrency Loan after the date that is one month prior to the Termination Date.

		(b) By giving a Notice of Continuation, any Specified Borrower may continue any of such Specified Borrower's Eurocurrency Loans as Eurocurrency Loans in the same Currency for additional Interest Periods.

		(c) Any Specified Borrower may convert Committed Rate Loans outstanding in Dollars or one Available Foreign Currency to Committed
Rate Loans in Dollars or a different Currency by repaying such Loans in the first Currency and borrowing Loans of such different Currency in accordance with the applicable provisions of this Agreement.

		(d) If any Specified Borrower shall fail to timely give a Notice of Continuation or a Notice of Conversion in respect of any of such Specified Borrower's Eurocurrency Loans with respect to which an Interest Period is expiring, such Specified Borrower shall be deemed to have given a Notice of Continuation for an Interest Period of one month.

		2.7 Minimum Amounts of Tranches. All borrowings, conversions and continuations of Committed Rate Loans and all selections of Interest Periods shall be in such amounts and be made pursuant to such elections so that, after giving effect thereto, the aggregate principal amount of the Committed Rate Loans comprising (i) each Tranche in Dollars shall be not less than $2,000,000 and (ii) each Tranche in any Available Foreign Currency shall be not less than the Dollar Equivalent Amount in such Currency of $2,000,000.

		2.8 Interest Rates and Payment Dates for Committed Rate Loans. (a) Each Committed Rate Eurocurrency Loan shall bear interest for each day during each Interest Period with respect thereto at a rate per annum equal to the Eurocurrency Rate for such Interest Period plus the Applicable Margin.

		(b) Each Committed Rate ABR Loan shall bear interest at a rate per annum equal to the ABR.

		(c) If all or a portion of (i) the principal amount of any Committed Rate Loan or (ii) any interest payable thereon shall not be paid when due (whether at the stated maturity, by acceleration or otherwise), such overdue amount shall bear interest at a rate per annum which is (x) in the case of overdue principal, the rate that would otherwise be applicable thereto pursuant to the foregoing provisions of this subsection plus 2% or (y) in the case of overdue interest, the rate described in paragraph (b) of this subsection plus 2%, in each case from the date of such non-payment until such amount is paid in full (as well after as before judgment).

		(d) Interest on Committed Rate Loans shall be payable in arrears on each Interest Payment Date; provided, that interest accruing pursuant to paragraph (c) of this subsection shall be payable from time to time on demand.

		2.9 Inability to Determine Interest Rate. If on or prior to the Quotation Day for any Interest Period in respect of any Eurocurrency
Loan in any Currency:

		(a) the Administrative Agent shall have determined (which determination shall be conclusive absent manifest error) that, by reason of circumstances affecting the relevant market generally, adequate and reasonable means do not exist for ascertaining the Eurocurrency Rate for such affected Currency or such affected Interest Period, or

		(b) the Administrative Agent shall have received notice from Banks having Commitments comprising at least 25% of the aggregate amount of the Commitments that the Eurocurrency Rate determined or to be determined for such affected Interest Period will not adequately and fairly reflect the cost to such Banks (as conclusively certified by such Banks) of making or maintaining their affected Committed Rate Loans during such affected Interest Period, the Administrative Agent shall give telecopy or telephonic notice thereof to the Company and the Banks as soon as practicable thereafter. If such notice is given (x) any Eurocurrency Loans requested to be made in such affected Currency on the first day of such affected Interest Period shall be made as ABR Loans in Dollars in the Dollar Equivalent Amount, (y) any Committed Rate Loans that were to have been converted on the first day of such affected Interest Period from ABR Loans to Eurocurrency Loans shall be continued as ABR Loans and (z) any Eurocurrency Loans in such affected Currency that were to have been continued as such shall be converted, on the first day of such Interest Period, to ABR Loans in Dollars in the Dollar Equivalent Amount. Until such notice has been withdrawn by the Administrative Agent, no further Eurocurrency Loans in such affected Currency shall be made, converted to or continued as such.

	SECTION 3.  THE COMPETITIVE ADVANCE LOANS

		3.1 Competitive Advance Loans. (a) Subject to the terms and conditions hereof, any Specified Borrower may, from time to time during the Commitment Period, request the Banks to offer bids, and any Bank may, in its sole discretion, offer such bids, to make competitive advance loans ("Competitive Advance Loans") to such Specified Borrower on the terms and conditions set forth in such bids. Each Competitive
Advance Loan shall bear interest at the rates, be payable on the dates, and shall mature on the date, agreed between such Specified Borrower and Bank at the time such Competitive Advance Loan is made; provided, that
(i) each Competitive Advance Loan shall mature not earlier than 1 day and not later than 180 days, after the date such Competitive Advance
Loan is made and (ii) no Competitive Advance Loan shall mature after the Termination Date. During the Commitment Period, the Specified Borrowers may accept bids from Banks from time to time for Competitive Advance
Loans, and borrow and repay Competitive Advance Loans, all in accordance with the terms and conditions hereof; provided, that (i) no Competitive Advance Loan shall be made if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, (A) the aggregate amount of the Exposure of all the Banks would exceed the aggregate amount of the Commitments or (B) the aggregate amount of the Foreign Currency Exposure would exceed $250,000,000, and (ii) no
Competitive Advance Loan shall be made to any Foreign Subsidiary
Borrower if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, the Company Guarantee
Ratio would exceed 25%. Subject to the foregoing, any Bank may, in its sole discretion, make Competitive Advance Loans in an aggregate outstanding amount exceeding the amount of such Bank's Commitment.

		(b)	The Competitive Advance Loans may be made in Dollars or
any Available Foreign Currency, as agreed between the Specified Borrower and Bank in respect thereof at the time such Competitive Advance Loan is made.

		3.2  Procedure for Competitive Advance Loan Borrowing.

		(a) Any Specified Borrower may request Competitive Advance Loans by delivering a Competitive Advance Loan Request. The
Administrative Agent shall notify each Bank promptly by facsimile transmission of the contents of each Competitive Advance Loan Request received by the Administrative Agent. Each Bank may elect, in its sole discretion, to offer irrevocably to make one or more Competitive Advance Loans to the Specified Borrower by delivering a Competitive Advance Loan Offer to the Administrative Agent.

		(b) Before the acceptance time set forth in the applicable Competitive Advance Loan Request, the Specified Borrower, in its absolute discretion, shall:

			(i) cancel such Competitive Advance Loan Request by giving the Administrative Agent telephone notice to that effect, or

		(ii) by giving telephone notice to the Administrative Agent immediately confirmed in writing or by facsimile transmission (1) subject to the provisions of subsection 3.2(c) accept one or more of the offers made by any Bank or Banks pursuant to subsection 3.2(a) of the amount of Competitive Advance Loans for each relevant maturity date and
(2) reject any remaining offers made by Banks pursuant to subsection
3.2(a).

		(c) The Specified Borrower's acceptance of Competitive Advance Loans in response to any Competitive Advance Loan Request shall be subject to the following limitations:

		(i) The amount of Competitive Advance Loans accepted for each maturity date specified by any Bank in its Competitive Advance Loan
Offer shall not exceed the maximum amount for such maturity date specified in such Competitive Advance Loan Offer;

			(ii) the aggregate amount of Competitive Advance Loans accepted for all maturity dates specified by any Bank in its Competitive Advance Loan Offer shall not exceed the aggregate maximum amount specified in such Competitive Advance Loan Offer for all such maturity dates;

			(iii) the Specified Borrower may not accept offers for Competitive Advance Loans for any maturity date in an aggregate principal amount in excess of the maximum principal amount requested in the related Competitive Advance Loan Request; and

			(iv) if the Specified Borrower accepts any of such offers, it must accept offers based solely upon pricing for such relevant maturity date and upon no other criteria whatsoever and if two or more Banks submit offers for any maturity date at identical pricing and the Specified Borrower accepts any of such offers but does not wish to (or by reason of the limitations set forth in this subsection 3.2(c)(iii) cannot) borrow the total amount offered by such Banks with such identical pricing, the Administrative Agent shall allocate offers from all of such Banks in amounts among them pro rata according to the amounts offered by such Banks (or as nearly pro rata as shall be practicable).

		(d) If the Specified Borrower notifies the Administrative Agent that a Competitive Advance Loan Request is cancelled, the Administrative Agent shall give prompt telephone notice thereof to the Banks.

		(e) If the Specified Borrower accepts one or more of the offers made by any Bank or Banks, the Administrative Agent promptly shall notify each Bank which has made such a Competitive Advance Loan Offer of (i) the aggregate amount of such Competitive Advance Loans to be made for each maturity date and (ii) the acceptance or rejection of any offers to make such Competitive Advance Loans made by such Bank. Before the Funding Time for Committed Rate Loans of the applicable Currency, each Bank whose Competitive Advance Loan Offer has been accepted shall make available to the Administrative Agent for the account of the Specified Borrower at the Funding Office for Committed Rate Loans of the applicable Currency the amount of Competitive Advance Loans in the applicable Currency to be made by such Bank, in immediately available funds.

		3.3  Repayment of Competitive Advance Loans; Evidence of Debt.
(a) Each Specified Borrower that borrows any Competitive Advance Loan hereby unconditionally promises to pay to the Bank that made such Competitive Advance Loan on the maturity date, as agreed by such Specified Borrower and Bank (or such earlier date on which all the Loans become due and payable pursuant to Section 12), the then unpaid principal amount of such Competitive Advance Loan. Each Specified
Borrower hereby further agrees to pay interest on the unpaid principal amount of the Competitive Advance Loans made by any Bank to such Specified Borrower from time to time outstanding from the date thereof until payment in full thereof at the rate per annum, and on the dates, agreed by such Specified Borrower and Bank at the time such Competitive Advance Loan is made. All payments in respect of Competitive Advance
Loans shall be made by such Specified Borrower to the Administrative
Agent for the account of the Bank that makes such Competitive Advance
Loan to the Payment Office and by the Payment Time specified for Committed Rate Loans in the applicable Currency.

		(b) Each Bank shall maintain in accordance with its usual practice an account or accounts evidencing indebtedness of each Specified Borrower to such Bank resulting from each Competitive Advance Loan of such Bank from time to time, including the amounts of principal and interest payable and paid to such Bank from time to time in respect of Competitive Advance Loans. The entries made in the accounts of each Bank maintained pursuant to this subsection 3.3(b) shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations of each Specified Borrower therein recorded, absent manifest error; provided, however, that the failure of any Bank to maintain any such account, or any error therein, shall not in any manner affect the obligation of each Specified Borrower to repay (with applicable interest) the Competitive Advance Loans made to such Specified Borrower by such Bank in accordance with the terms of this Agreement.

		3.4 Prepayments. Unless otherwise agreed by the Bank making a Competitive Advance Loan, upon giving a Notice of Prepayment at the address and time specified for Committed Rate Loans in the applicable Currency such Competitive Advance Loan may be optionally prepaid prior to the scheduled maturity date thereof.


	SECTION 4.  THE SWING LINE LOANS

		4.1 Swing Line Loans. Subject to the terms and conditions hereof, each Specified Borrower may borrow from such Specified
Borrower's Swing Line Bank swing line loans ("Swing Line Loans") from time to time during the Commitment Period in a Swing Line Currency of such Specified Borrower; provided, that (i) no Swing Line Loan shall be made if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, (A) the aggregate amount of the Exposure of all the Banks would exceed the aggregate amount of the Commitments, (B) the aggregate amount of the Foreign
Currency Exposure would exceed $250,000,000, or (C) the aggregate Dollar Equivalent Amount of all outstanding Swing Line Loans of such Specified Borrower would exceed the Swing Line Limit for such Specified Borrower or the Dollar Equivalent Amount of all outstanding Swing Line Loans would exceed $75,000,000, and (ii) no Swing Line Loan shall be made to any Foreign Subsidiary Borrower if, after giving effect to the making of such Loan and the simultaneous application of the proceeds thereof, the Company Guarantee Ratio would exceed 25%. During the Commitment Period, the Specified Borrowers may borrow and prepay the Swing Line Loans, in whole or in part, all in accordance with the terms and conditions hereof.

		4.2 Procedure for Swing Line Borrowing. (a) Any Specified Borrower may borrow Swing Line Loans during the Commitment Period on any Business Day by giving a Notice of Swing Line Borrowing in respect of such Swing Line Loan. Subject to the terms and conditions hereof, on the Borrowing Date of each Swing Line Loan, the relevant Swing Line Bank shall make the proceeds thereof available to the relevant Specified
Borrower in immediately available funds in the applicable Currency in the manner from time to time agreed by such Specified Borrower and such Swing Line Bank.

		(b) Upon request of the Administrative Agent and on the last Business Day of each month on which a Swing Line Bank has any outstanding Swing Line Loans, such Bank shall deliver to the Administrative Agent a Notice of Swing Line Outstandings. The
Administrative Agent will, at the request of any Swing Line Bank, advise such Swing Line Bank of the Exchange Rate used by the Administrative
Agent in calculating the Dollar Equivalent Amount of Swing Line Loans of such Swing Line Bank on any date.

		4.3 Repayment of Swing Line Loans; Evidence of Debt. (a) Each Specified Borrower hereby unconditionally promises to pay to its Swing Line Bank on the Termination Date (or such earlier date on which such Swing Line Loans become due and payable pursuant to subsection 4.4 or on which all the Loans become due and payable pursuant to Section
12), the then unpaid principal amount of all Swing Line Loans made to such Specified Borrower. Each Specified Borrower hereby further agrees to pay interest on the unpaid principal amount of all Swing Line Loans made to such Specified Borrower from time to time outstanding from the date thereof until payment in full thereof at the Swing Line Rate for the Currency of such Swing Line Loan, payable on the last Business Day of each calendar month on which such Swing Line Loans are outstanding.
All payments in respect of Swing Line Loans shall be made by such Specified Borrower to its Swing Line Bank at the address set forth in
Schedule III for such Swing Line Bank and Swing Line Loans in such
Currency.

		(b) Each Swing Line Bank shall maintain in accordance with its usual practice an account or accounts evidencing indebtedness of each Specified Borrower to such Swing Line Bank resulting from each Swing Line Loan of such Bank from time to time, including the amounts of principal and interest payable and paid to such Swing Line Bank from time to time under this Agreement. The entries made in the accounts of each Swing Line Bank maintained pursuant to this subsection 4.3(b) shall, to the extent permitted by applicable law, be prima facie evidence of the existence and amounts of the obligations of each Specified Borrower therein recorded; provided, however, that the failure of any Swing Line Bank to maintain any such account, or any error therein, shall not in any manner affect the obligation of each Specified Borrower to repay (with applicable interest) the Swing Line Loans made to such Specified Borrower by such Swing Line Bank in accordance with the terms of this Agreement.

		4.4 Allocating Swing Line Loans; Swing Line Loan Participations. (a) If any Event of Default shall occur and be continuing, any Swing Line Bank may, in its sole and absolute discretion, direct that the Swing Line Loans owing to it be refunded, by delivering a Notice of Swing Line Refunding. Upon receipt of a Notice of Swing Line Refunding the Administrative Agent shall promptly give notice of the contents thereof to the Banks and, unless an Event of Default described in Section 12(h) in respect of the Company or the relevant Specified Borrower has occurred, to the Company and the relevant Specified Borrower. Each such Notice of Swing Line Refunding shall be deemed to constitute delivery by such Specified Borrower of a Notice of Borrowing of Committed Rate Eurocurrency Loans in the amount and Currency of the Swing Line Loans to which it relates, for an Interest Period of one month's duration. Subject to the terms and conditions hereof, each Bank (including each Swing Line Bank in its capacity as a Bank having a Commitment) hereby agrees to make a Committed Rate Loan to such Specified Borrower pursuant to Section 2 in an amount equal to such Bank's Borrowing Percentage of the aggregate amount of the Swing Line Loans to which such Notice of Swing Line Refunding relates. Unless any of the events described in Section 12(h) in respect of the Company or such Specified Borrower shall have occurred (in which case the procedures of subsection 4.4(b) shall apply), each Bank shall make the amount of such Committed Rate Loan available to the Administrative Agent at the Funding Office, and at or prior to the Funding Time, for the Currency of such Loan in funds immediately available to the Administrative Agent. The proceeds of such Committed Rate Loans shall be immediately made available to such Swing Line Bank by the Administrative Agent and applied by such Swing Line Bank to repay the Swing Line Loans to which such Notice of Swing Line Refunding related.

		(b) If prior to the time a Committed Rate Loan would have otherwise been made pursuant to subsection 4.4(a), one of the events described in Section 12(h) shall have occurred in respect of the Company or the relevant Specified Borrower, each Bank (other than the relevant Swing Line Bank) shall, on the date such Committed Rate Loan would have been made pursuant to the Notice of Swing Line Refunding referred to in subsection 4.4(a) (the "Refunding Date"), purchase an undivided participating interest in the outstanding Swing Line Loans to which such Notice of Swing Line Refunding related, in an amount equal to (i) such Bank's Commitment Percentage times (ii) the aggregate principal amount of such Swing Line Loans then outstanding which were to have been repaid with Committed Rate Loans (the "Swing Line Participation Amount"). On the Refunding Date, (x) each Bank shall transfer to such Swing Line
Bank, in immediately available funds, such Bank's Swing Line
Participation Amount, and upon receipt thereof such Swing Line Bank shall, if requested by any Bank, deliver to such Bank a participation certificate dated the date of such Swing Line Bank's receipt of such funds and evidencing such Bank's ownership of its Swing Line
Participation Amount and (y) the interest rate on the applicable Swing Line Loan will automatically be converted to the applicable Eurocurrency Rate with an Interest Period of one month plus the Applicable Margin. If any amount required to be paid by any Bank to any Swing Line Bank pursuant to this subsection 4.4 in respect of any Swing Line
Participation Amount is not paid to such Swing Line Bank on the date such payment is due from such Bank, such Bank shall pay to such Swing
Line Bank on demand an amount equal to the product of (i) such amount, times (ii) (A) in the case of any such payment obligation denominated in Dollars, the daily average Federal funds rate, as quoted by such Swing Line Bank, or (B) in the case of any such payment obligation denominated in an Available Foreign Currency, the rate customary in such Currency for settlement of similar inter-bank obligations, as quoted by such Swing Line Bank, in each case during the period from and including the date such payment is required to the date on which such payment is immediately available to the Swing Line Bank, times (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. A certificate of a Swing Line Bank submitted to any Bank with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error.

		(c) Whenever, at any time after any Swing Line Bank has received from any Bank such Bank's Swing Line Participation Amount, such Swing Line Bank receives any payment on account of the related Swing Line Loans, such Swing Line Bank will distribute to such Bank its Commitment Percentage of such payment on account of its Swing Line Participation Amount (appropriately adjusted, in the case of interest payments, to reflect the period of time during which such Bank's participating interest was outstanding and funded); provided, however, that in the event that such payment received by such Swing Line Bank is required to be returned, such Bank will return to such Swing Line Bank any portion thereof previously distributed to it by such Swing Line Bank.

		(d) Each Bank's obligation to make Committed Rate Loans pursuant to subsection 4.4(a) and to purchase participating interests pursuant to subsection 4.4(b) shall be absolute and unconditional and shall not be affected by any circumstance, including, without limitation, (i) any set-off, counterclaim, recoupment, defense or other right which such Bank may have against any other Bank or any Specified Borrower, or any Specified Borrower may have against any Bank or any other Person, as the case may be, for any reason whatsoever; (ii) the occurrence or continuance of a Default or an Event of Default; (iii) any adverse change in the condition (financial or otherwise) of the Company or any of its Subsidiaries; (iv) any breach of this Agreement by any party hereto; or (v) any other circumstance, happening or event whatsoever, whether or not similar to any of the foregoing.


	SECTION 5.  THE LETTERS OF CREDIT

		5.1 L/C Commitment. (a) Subject to the terms and conditions hereof, each Issuing Bank agrees to issue letters of credit for the account of any Specified Borrower on any Business Day during the Commitment Period in such form as shall be reasonably acceptable to such Issuing Bank; provided, that (i) no Letter of Credit shall be issued if, after giving effect thereto (A) the aggregate amount of the Exposure of all the Banks would exceed the aggregate amount of the Commitments, (B) the aggregate amount of the Foreign Currency Exposure would exceed $250,000,000 or (C) the aggregate amount of the L/C Obligations would exceed $35,000,000, and (ii) no Letter of Credit shall be issued for the account of any Foreign Subsidiary Borrower if, after giving effect thereto, the Company Guarantee Ratio would exceed 25%.

		(b)  Each Letter of Credit shall:

			(i) be denominated in Dollars or an Available Foreign Currency and shall be either (A) a standby letter of credit issued to support obligations of a Specified Borrower, contingent or otherwise, to provide credit support for workers' compensation, other insurance programs and other lawful corporate purposes (a "Standby Letter of Credit") or (B) a commercial letter of credit issued in respect of the purchase of goods and services in the ordinary course of business of the Company and its Subsidiaries (a "Commercial Letter of Credit"; together with the Standby Letters of Credit, the "Letters of Credit") and,

			(ii) expire no later than the earlier of 365 days after its date of issuance and 5 Business Days prior to the Termination Date although any such Letter of Credit may be automatically extended for periods of one year from the current or any future expiration date of the Letter of Credit unless the Issuing Bank elects not to extend such Letter of Credit and the extended maturity date is not beyond the Termination Date.

		(c) Each Letter of Credit shall be subject to the Uniform Customs and, to the extent not inconsistent therewith, the laws of the State of New York or, if acceptable to the Required Banks and the relevant account party, the jurisdiction of the Issuing Office at which such Letter of Credit is issued.

		(d) No Issuing Bank shall at any time be obligated to issue any Letter of Credit hereunder if such issuance would conflict with, or cause such Issuing Bank or any Bank to exceed any limits imposed by, any change after the date hereof in any applicable Requirement of Law.

		5.2 Procedure for Issuance of Letters of Credit under this Agreement. Any Specified Borrower may from time to time request that an Issuing Bank issue a Letter of Credit by delivering to such Issuing Bank at its Issuing Office an Application therefor (with a copy to the Administrative Agent), completed to the satisfaction of the Issuing
Bank, and such other certificates, documents and other papers and information as such Issuing Bank may reasonably request. Upon receipt by an Issuing Bank of any Application, and subject to the terms and conditions hereof, such Issuing Bank will process such Application and the certificates, documents and other papers and information delivered to it in connection therewith in accordance with its customary procedures and shall promptly issue the Letter of Credit requested thereby (but in no event shall any Issuing Bank be required to issue any Letter of Credit earlier than five Business Days after its receipt of the Application therefor and all such other certificates, documents and other papers and information relating thereto) by issuing the original of such Letter of Credit to the beneficiary thereof or as otherwise may be agreed by such Issuing Bank and such Specified Borrower. Such
Issuing Bank shall advise the Administrative Agent of the terms of such Letter of Credit on the date of issuance thereof and shall promptly thereafter furnish copies thereof and each amendment thereto to the Company and through the Administrative Agent each Bank.

		5.3 Fees, Commissions and Other Charges. (a) Each Specified Borrower for whose account a Letter of Credit is issued hereunder shall pay to the Administrative Agent, for the account of the Banks (including the Issuing Bank) pro rata according to their Commitment Percentages, a letter of credit commission with respect to each Letter of Credit, computed at a rate equal to the then Applicable Margin for Eurocurrency
Loans on the daily average undrawn face amount of such Letter of Credit.
Such commissions shall be payable in arrears on the last Business Day of each March, June, September and December to occur after the date of issuance of each Letter of Credit and on the expiration date of such Letter of Credit and shall be nonrefundable. Each Specified Borrower for whose account a Letter of Credit is issued hereunder shall also pay to the Issuing Bank in respect of each Letter of Credit such commission as shall be agreed from time to time by the Company and such Issuing
Bank.

		(b) In addition to the foregoing fees and commissions, each Specified Borrower for whose account a Letter of Credit is issued hereunder shall (i) pay or reimburse the Issuing Bank for such normal and customary costs and expenses as are incurred or charged by such Issuing Bank in issuing, effecting payment under, amending or otherwise administering such Letter of Credit and (ii) pay the Issuing Bank such other fees as shall be agreed by the Issuing Bank and such Specified Borrower.

		(c) The Administrative Agent shall, promptly following its receipt thereof, distribute to the Issuing Bank and the Banks all fees and commissions received by the Administrative Agent for their respective accounts pursuant to this subsection.

		5.4 L/C Participations. (a) Each Issuing Bank irrevocably agrees to grant and hereby grants to each L/C Participant, and, to induce the Issuing Bank to issue Letters of Credit hereunder, each L/C Participant irrevocably agrees to accept and purchase and hereby accepts and purchases from such Issuing Bank, on the terms and conditions hereinafter stated, for such L/C Participant's own account and risk, an undivided interest equal to such L/C Participant's Commitment Percentage in such Issuing Bank's obligations and rights under each Letter of Credit issued by such Issuing Bank hereunder and the amount of each draft paid by such Issuing Bank thereunder. Each L/C Participant unconditionally and irrevocably agrees with each Issuing Bank that, if a draft is paid under any Letter of Credit issued by such Issuing Bank for which the Specified Borrower which is the account party under such Letter of Credit has not reimbursed such Issuing Bank to the full extent required by the terms of this Agreement, such L/C Participant shall pay to such Issuing Bank upon demand at such Issuing Bank's Issuing Office an amount equal to such L/C Participant's Commitment Percentage of the amount of such draft, or any part thereof, which is not so reimbursed.

		(b) If any amount required to be paid by any L/C Participant to any Issuing Bank pursuant to subsection 5.4(a) in respect of any unreimbursed portion of any payment made by such Issuing Bank under any Letter of Credit is not paid to such Issuing Bank on the date such payment is due from such L/C Participant, such L/C Participant shall pay to such Issuing Bank on demand an amount equal to the product of (i) such amount, times (ii) (A) in the case of any such payment obligation denominated in Dollars, the daily average Federal funds rate, as quoted by such Issuing Bank, or (B) in the case of any such payment obligation denominated in an Available Foreign Currency, the rate customary in such Currency for settlement of similar inter-bank obligations, as quoted by such Issuing Bank, in each case during the period from and including the date such payment is required to the date on which such payment is immediately available to the Issuing Bank, times (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. A certificate of an Issuing Bank submitted to any L/C Participant with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error.

		(c) Whenever, at any time after an Issuing Bank has made payment under any Letter of Credit and has received from any L/C Participant its pro rata share of such payment in accordance with subsection 5.4(a) the Issuing Bank receives any payment related to such Letter of Credit (whether directly from the account party or otherwise, including by way of set-off or proceeds of collateral applied thereto by such Issuing Bank), or any payment of interest on account thereof, such Issuing Bank will distribute to such L/C Participant its pro rata share thereof; provided, however, that in the event that any such payment received by such Issuing Bank shall be required to be returned by the Issuing Bank, such L/C Participant shall return to such Issuing Bank the portion thereof previously distributed by such Issuing Bank to it.

		5.5 Reimbursement Obligation of the Specified Borrowers. (a) Each Specified Borrower for whose account a Letter of Credit is issued hereunder agrees to reimburse the Issuing Bank in respect of such Letter of Credit on each date on which such Issuing Bank notifies such Specified Borrower (with a copy to the Administrative Agent at its address in the Administrative Schedule for Notices of Borrowing for the applicable Currency) of the date and amount of a draft presented under such Letter of Credit and paid by such Issuing Bank for the amount of
(i) such draft so paid and (ii) any taxes, fees, charges or other costs or expenses incurred by such Issuing Bank in connection with such payment; provided if any Issuing Bank shall notify the Specified
Borrower of a drawing after 2:00 p.m. local time of such Issuing Bank's Issuing Office on the date of any drawing under a Letter of Credit, the Specified Borrower will not be required to reimburse such Issuing Bank until the next succeeding Business Day. Each such payment shall be made to such Issuing Bank at its Issuing Office in the Currency in which payment of such draft was made and in immediately available funds.

		(b) Interest shall be payable on any and all amounts remaining unpaid by any Specified Borrower under this subsection from the date such amounts become payable (whether at stated maturity, by acceleration or otherwise) until payment in full at the rate which is
(i) in the case of such amounts payable in Dollars, 2% above the ABR from time to time and (ii) in the case of such amounts payable in any other currency, 2% above the rate reasonably determined by the Issuing Bank as the cost of funding such overdue amount from time to time on an overnight basis.

		(c) Each notice of a drawing under any Letter of Credit denominated in Dollars shall constitute a request by the Specified Borrower for a borrowing pursuant to subsection 2.2 of ABR Loans in the amount of such drawing plus any amounts payable pursuant to subsection 5.5(a)(ii) in respect of such drawing. The Borrowing Date with respect to such borrowing shall be the date of such drawing.

		5.6 Obligations Absolute. (a) The obligations of the Specified Borrowers under this Section 5 shall be absolute and unconditional under any and all circumstances and irrespective of any set-off, counterclaim or defense to payment which any Specified Borrower may have or have had against the Issuing Bank or any beneficiary of a Letter of Credit.

		(b) Each Specified Borrower for whose account a Letter of Credit is issued hereunder also agrees with the Issuing Bank in respect of such Letter of Credit that such Issuing Bank shall not be responsible for, and such Specified Borrower's Reimbursement Obligations under subsection 5.5(a) shall not be affected by, among other things, (i) the validity or genuineness of documents or of any endorsements thereon, even though such documents shall in fact prove to be invalid, fraudulent or forged, provided, that reliance upon such documents by such Issuing Bank shall not have constituted gross negligence or wilful misconduct of such Issuing Bank or (ii) any dispute between or among such Specified Borrower and any beneficiary of any Letter of Credit or any other party to which such Letter of Credit may be transferred or (iii) any claims whatsoever of any Specified Borrower against any beneficiary of such Letter of Credit or any such transferee.

		(c) No Issuing Bank shall be liable for any error, omission, interruption or delay in transmission, dispatch or delivery of any message or advice, however transmitted, in connection with any Letter of Credit, except for errors or omissions caused by such Issuing Bank's gross negligence or willful misconduct.

		(d) Each Specified Borrower for whose account a Letter of Credit is issued hereunder agrees that any action taken or omitted by any Issuing Bank under or in connection with any Letter of Credit or the related drafts or documents, if done in the absence of gross negligence or willful misconduct and in accordance with the standards of care specified in the Uniform Customs, shall be binding on such Specified Borrower and shall not result in any liability of such Issuing Bank to such Specified Borrower.

		5.7 Letter of Credit Payments. If any draft shall be presented for payment to an Issuing Bank under any Letter of Credit, such Issuing Bank shall promptly notify the account party of the date and amount thereof. The responsibility of the Issuing Bank to the account party in connection with any draft presented for payment under any Letter of Credit shall, in addition to any payment obligation expressly provided for in such Letter of Credit, be limited to determining that the documents (including each draft) delivered under such Letter of Credit in connection with such presentment are in conformity with such Letter of Credit.

		5.8 Application. To the extent that any provision of any Application related to any Letter of Credit is inconsistent with the provisions of this Section 5, the provisions of this Section 5 shall apply.


SECTION 6.  LOCAL CURRENCY FACILITIES

		6.1 Terms of Local Currency Facilities. (a) Subject to the provisions of this Section 6, the Company may in its discretion from time to time designate any Subsidiary of the Company organized under the laws of any jurisdiction outside the United States as a "Local Currency Borrower" and any Qualified Credit Facility to which such Local Currency Borrower and any one or more Banks (or its affiliates, agencies or branches) is a party as a "Local Currency Facility", with the consent of each such Bank in its sole discretion, by delivering a Local Currency Facility Addendum to the Administrative Agent and the Banks (through the Administrative Agent) executed by the Company, each such Local Currency Borrower and each such Bank, provided, that on the effective date of such designation no Event of Default shall have occurred and be continuing. Concurrently with the delivery of a Local Currency Facility Addendum, the Company or the relevant Local Currency Borrower shall furnish to the Administrative Agent copies of all documentation executed and delivered by any Local Currency Borrower in connection therewith, together with, if applicable, an English translation thereof. Except as otherwise provided in this Section 6 or in the definition of "Qualified Credit Facility" in subsection 1.1, the terms and conditions of each Local Currency Facility shall be determined by mutual agreement of the relevant Local Currency Borrower(s) and Local Currency Bank(s). The documentation governing each Local Currency Facility shall (i) contain an express acknowledgement that such Local Currency Facility shall be subject to the provisions of this Section 6 and (ii) designate a Local Currency Facility Agent for such Local Currency Facility. Each of the Company and, by agreeing to any Local Currency Facility designation as contemplated hereby, each relevant Local Currency Bank (if any) party thereto which is an affiliate, branch or agency of a Bank, acknowledges and agrees that each reference in this Agreement to any Bank shall, to the extent applicable, be deemed to be a reference to such Local
Currency Bank. In the event of any inconsistency between the terms of this Agreement and the terms of any Local Currency Facility, the terms of this Agreement shall prevail.

		(b) The documentation governing each Local Currency Facility shall set forth (i) the maximum amount (expressed in Dollars) available to be borrowed from all Local Currency Banks under such Local Currency Facility (as the same may be reduced from time to time, a "Local
Currency Facility Maximum Borrowing Amount") and (ii) with respect to each Local Currency Bank party to such Local Currency Facility, the maximum Dollar Equivalent Amount available to be borrowed from such Local Currency Bank thereunder (as the same may be reduced from time to time, a "Local Currency Bank Maximum Borrowing Amount").

		(c) Except as otherwise required by applicable law, in no event shall the Local Currency Banks party to a Local Currency Facility have the right to accelerate the Local Currency Loans outstanding thereunder, or to terminate their commitments (if any) to make such Local Currency Loans prior to the earlier of the stated termination date in respect thereof or the Termination Date, except, in each case, in connection with an acceleration of the Loans or a termination of the Commitments pursuant to Section 12 of this Agreement, provided, that nothing in this paragraph (c) shall be deemed to require any Local Currency Bank to make a Local Currency Loan if the applicable conditions precedent to the making of such Local Currency Loan set forth in the relevant Local Currency Facility have not been satisfied. No Local Currency Loan may be made under a Local Currency Facility if (i) after giving effect thereto, the conditions precedent in subsection 9.2 would not be satisfied or (ii) after giving effect to the making of such Local Currency Loan and the simultaneous application of the proceeds thereof,
(A) the aggregate amount of the Exposure of all the Banks would exceed the aggregate amount of the Commitments, (B) the aggregate amount of the Foreign Currency Exposure would exceed $250,000,000, (C) the Company Guarantee Ratio would exceed 25%, or (D) the amount of such Local
Currency Bank's Committed Exposure would exceed the amount of such Local Currency Bank's Commitment.

		(d) The relevant Local Currency Borrower shall furnish to the Administrative Agent copies of any amendment, supplement or other modification (including any change in commitment amounts or in the Local Currency Banks participating in any Local Currency Facility) to the terms of any Local Currency Facility promptly after the effectiveness thereof (together with, if applicable, an English translation thereof).
If any such amendment, supplement or other modification to a Local
Currency Facility shall (i) add a Local Currency Bank as a Local
Currency Bank thereunder or (ii) change the Local Currency Facility
Maximum Borrowing Amount or any Local Currency Bank Maximum Borrowing
Amount with respect thereto, the Company shall promptly furnish an appropriately revised Local Currency Facility Addendum, executed by the Company, the relevant Local Currency Borrower and the affected Local
Currency Banks (or any agent acting on their behalf), to the Administrative Agent and the Banks (through the Administrative Agent).

		(e) The Company may terminate its designation of a facility as a Local Currency Facility, with the consent of each Local Currency
Bank party thereto in its sole discretion, by written notice to the Administrative Agent, which notice shall be executed by the Company, the relevant Local Currency Borrower and each Local Currency Bank party to such Local Currency Facility (or any agent acting on their behalf).
Once notice of such termination is received by the Administrative Agent, such Local Currency Facility and the loans and other obligations outstanding thereunder shall immediately cease to be subject to the terms of this Agreement and shall cease to benefit from the Company Guarantee.

		6.2 Reporting of Local Currency Outstandings. On the date of the making of any Local Currency Loan having a maturity of 30 or more days to a Local Currency Borrower and on the last Business Day of each month on which a Local Currency Borrower has any outstanding Local
Currency Loans, the Local Currency Facility Agent for such Local
Currency Borrower, shall deliver to the Administrative Agent a Notice of Local Currency Outstandings. The Administrative Agent will, at the request of any Local Currency Facility Agent, advise such Local Currency Facility Agent of the Exchange Rate used by the Administrative Agent in calculating the Dollar Equivalent Amount of Local Currency Loans under the related Local Currency Facility on any date.

		6.3 Refunding of Local Currency Loans. (a) Notwithstanding noncompliance with the conditions precedent set forth in subsection 9.2, if any Local Currency Loans are outstanding on (i) any date on which an Event of Default pursuant to Section 12(h) shall have occurred with respect to the Company, (ii) any date (the "Acceleration Date") on which the Commitments shall have been terminated and/or the Loans shall have been declared immediately due and payable pursuant to Section 12 or
(iii) any date on which an Event of Default pursuant to Section
12(a)(ii) shall have occurred and be continuing for three or more
Business Days and, in the case of clause (iii) above, any Local Currency
Bank party to the affected Local Currency Facility shall have given notice thereof to the Administrative Agent requesting that the Local Currency Loans ("Affected Local Currency Loans") outstanding thereunder be refunded pursuant to this subsection 6.3, then, at 10:00 A.M., New
York City time, on the second Business Day immediately succeeding (x) the date on which such Event of Default occurs (in the case of clause
(i) above), (y) such Acceleration Date (in the case of clause (ii) above) or (z) the date on which such notice is received by the Administrative Agent (in the case of clause (iii) above), the Administrative Agent shall be deemed to have received a notice from the Company pursuant to subsection 2.2 requesting that ABR Loans be made pursuant to subsection 2.1 on such second Business Day in an aggregate amount equal to the Dollar Equivalent Amount of the aggregate amount of all Local Currency Loans (in the case of clause (i) or (ii) above) or the Affected Local Currency Loans (in the case of clause (iii) above), and the procedures set forth in subsection 2.2 shall be followed in making such ABR Loans. The proceeds of such ABR Loans shall be applied to repay such Local Currency Loans.

		(b) If, for any reason, ABR Loans may not be made pursuant to paragraph (a) of this subsection 6.3 to repay Local Currency Loans as required by such paragraph, effective on the date such ABR Loans would otherwise have been made, (i) the principal amount of each relevant
Local Currency Loan shall be converted into Dollars (calculated on the basis of the Exchange Rate as of the immediately preceding Business Day) ("Converted Local Currency Loans") and (ii) each Bank severally, unconditionally and irrevocably agrees that it shall purchase in Dollars a participating interest in such Converted Local Currency Loans in an amount equal to the amount of ABR Loans which would otherwise have been made by such Bank pursuant to paragraph (a) of this subsection 6.3.
Each Bank will immediately transfer to the Administrative Agent, in immediately available funds, the amount of its participation, and the proceeds of such participation shall be distributed by the Administrative Agent to each relevant Local Currency Bank in such amount as will reduce the amount of the participating interest retained by such Local Currency Bank in the Converted Local Currency Loans to the amount of the ABR Loans which were to have been made by it pursuant to paragraph (a) of this subsection 6.3. All Converted Local Currency
Loans shall bear interest at the rate which would otherwise be applicable to ABR Loans. Each Bank shall share on a pro rata basis (calculated by reference to its participating interest in such Converted
Local Currency Loans) in any interest which accrues thereon and in all repayments thereof.

		(c) If, for any reason, ABR Loans may not be made pursuant to paragraph (a) of this subsection 6.3 to repay Local Currency Loans as required by such paragraph and the principal amount of any Local
Currency Loans may not be converted into Dollars in the manner contemplated by paragraph (b) of this subsection 6.3, (i) the Administrative Agent shall determine the Dollar Equivalent Amount of such Local Currency Loans (calculated on the basis of the Exchange Rate determined as of the Business Day immediately preceding the date on which ABR Loans would otherwise have been made pursuant to said paragraph (a)) and (ii) effective on the date on which ABR Loans would otherwise have been made pursuant to said paragraph (a), each Bank severally, unconditionally and irrevocably agrees that it shall purchase in Dollars a participating interest in such Local Currency Loans in an amount equal to the amount of ABR Loans which would otherwise have been made by such Bank pursuant to paragraph (a) of this subsection 6.3.
Each Bank will immediately transfer to the Administrative Agent, in immediately available funds, the amount of its participation, and the proceeds of such participation shall be distributed by the Administrative Agent to each relevant Local Currency Bank in such amount as will reduce the Dollar Equivalent as of such date of the amount of the participating interest retained by such Local Currency Bank in such Local Currency Loans to the amount of the ABR Loans which were to have been made by it pursuant to paragraph (a) of this subsection 6.3. Each
Bank shall share on a pro rata basis (calculated by reference to its participating interest in such Local Currency Loans) in any interest which accrues thereon, in all repayments of principal thereof and in the benefits of any collateral furnished in respect thereof and the proceeds of such collateral.

		(d)	If any amount required to be paid by any Bank to any
Local Currency Bank pursuant to this subsection 6.3 in respect of any Local Currency Loan is not paid to such Local Currency Bank on the date such payment is due from such Bank, such Bank shall pay to such Local Currency Bank on demand an amount equal to the product of (i) such amount, times (ii) the daily average Federal funds rate, as quoted by such Local Currency Bank during the period from and including the date such payment is required to the date on which such payment is immediately available to the Local Currency Bank, times (iii) a fraction the numerator of which is the number of days that elapse during such period and the denominator of which is 360. A certificate of a Local Currency Bank submitted to any Bank through the Administrative Agent with respect to any amounts owing under this subsection (d) shall be conclusive in the absence of manifest error.


	SECTION 7.  CERTAIN PROVISIONS APPLICABLE TO THE LOANS AND
LETTERS OF CREDIT

		7.1 Facility Fee, Other Fees. (a) The Company agrees to pay to the Administrative Agent for the account of each Bank a facility fee for the period from and including the Closing Date to, but excluding, the Termination Date, computed at the Facility Fee Rate in effect from time to time on the average daily amount of the Commitment (used and unused) of such Bank during the period for which payment is made, payable quarterly in arrears on the last day of each March, June, September and December and on the Termination Date or such earlier date on which the Commitments shall terminate as provided herein, commencing on the first of such dates to occur after the date hereof.

		(b) The Company agrees to pay to the Administrative Agent, for its own account and for the account of the Arranger, the fees in the amounts and on the dates agreed to by such parties in writing prior to the date of this Agreement.

		7.2 Computation of Interest and Fees. (a) Facility fees and, whenever it is calculated on the basis of the Prime Rate, interest shall be calculated on the basis of a 365- (or 366-, as the case may be) day year for the actual days elapsed; and, otherwise, interest and Letter of Credit commissions shall be calculated on the basis of a 360-day year for the actual days elapsed. The Administrative Agent shall as soon as practicable notify the relevant Specified Borrower and the Banks of each determination of a Eurocurrency Rate. Any change in the ABR due to a change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate shall be effective as of the opening of business on the effective day of such change in the Prime Rate, the Base CD Rate or the Federal Funds Effective Rate, respectively. The Administrative Agent shall as soon as practicable notify the relevant Borrower and the Banks of the effective date and the amount of each such change in interest rate.

		(b) Each determination of an interest rate by the Administrative Agent pursuant to any provision of this Agreement shall be conclusive and binding on the Borrowers and the Banks in the absence of manifest error.

		7.3 Pro Rata Treatment and Payments. (a) Each payment by the Company on account of any facility fee hereunder and any reduction of the Commitments of the Banks shall be made pro rata according to the respective Commitment Percentages of the Banks. Each disbursement of Committed Rate Loans shall be made by the Banks pro rata according to the respective Borrowing Percentages of the Banks. Each payment
(including each prepayment) by any Borrower on account of principal of and interest on any Loans shall be made pro rata according to the respective principal amounts of the Loans of such Borrower then due and owing to the Banks. All payments (including prepayments) to be made by any Borrower hereunder, whether on account of principal, interest, fees, Reimbursement Obligations or otherwise, shall be made without set off or counterclaim. All payments in respect of Committed Rate Loans or Letters of Credit in any Currency shall be made in such Currency and in immediately available funds at the Payment Office, and at or prior to the Payment Time, for such Type of Loans and such Currency, on the due date thereof. The Administrative Agent shall distribute to the Banks any payments received by the Administrative Agent promptly upon receipt in like funds as received. If any payment hereunder becomes due and payable on a day other than a Business Day, such payment shall be extended to the next succeeding Business Day, and, with respect to payments of principal, interest thereon shall be payable at the then applicable rate during such extension.

		(b) Unless the Administrative Agent shall have been notified in writing by any Bank prior to a Borrowing Date in respect of Committed
Rate Loans that such Bank will not make the amount that would constitute its Borrowing Percentage of such borrowing available to the Administrative Agent, the Administrative Agent may assume that such Bank is making such amount available to the Administrative Agent, and the Administrative Agent may, in reliance upon such assumption, make available to the relevant Borrower a corresponding amount. If such amount is not made available to the Administrative Agent by the required time on the Borrowing Date therefor, such Bank shall pay to the Administrative Agent, on demand, such amount with interest thereon at a rate equal to (A) in the case of any such Committed Rate Loans denominated in Dollars, the daily average Federal funds rate, as quoted by the Administrative Agent, or (B) in the case of any Committed Rate
Loans denominated in an Available Foreign Currency, the rate customary in such Currency for settlement of similar inter-bank obligations, as quoted by the Administrative Agent, in each case for the period until such Bank makes such amount immediately available to the Administrative Agent. A certificate of the Administrative Agent submitted to any Bank with respect to any amounts owing under this subsection shall be conclusive in the absence of manifest error. If such Bank's Borrowing Percentage of such borrowing is not made available to the Administrative Agent by such Bank within three Business Days of such Borrowing Date, the Administrative Agent shall also be entitled to recover such amount with interest thereon at the rate per annum applicable to Swing Line
Loans in such Currency hereunder, on demand, from the relevant Borrower.

		7.4 Illegality. Notwithstanding any other provision herein, if the adoption of or any change in any Requirement of Law or in the interpretation thereof by any Governmental Authority charged with the administration or interpretation thereof shall make it unlawful for any Bank to make or maintain Eurocurrency Loans or to make or maintain
Extensions of Credit to one or more Foreign Subsidiary Borrowers or Local Currency Borrowers contemplated by this Agreement, the commitment of such Bank hereunder to make Eurocurrency Loans, continue Eurocurrency Loans as such, convert Loans to Eurocurrency Loans and maintain
Extensions of Credit to such Foreign Subsidiary Borrowers or  Local
Currency Borrowers shall forthwith be cancelled to the extent necessary to remedy or prevent such illegality. Nothing in this subsection 7.4 shall affect the obligation of the Banks to make and maintain ABR Loans to the Company and, to the extent not unlawful, to Foreign Subsidiary Borrowers, notwithstanding that a Requirement of Law may make it unlawful to make and maintain Eurocurrency Loans to such Borrowers.

		7.5 Requirements of Law. (a) If the adoption of or any change in any Requirement of Law (other than the Certificate of Incorporation and By-Laws or other organizational or governing documents of the Banks) or in the interpretation or application thereof or compliance by any Bank or Issuing Bank with any request or directive (whether or not having the force of law) from any central bank or other Governmental Authority made subsequent to the date hereof:

			(i) shall subject any Bank or Issuing Bank or any corporation controlling such Bank or from which such Bank obtains funding or credit to any tax of any kind whatsoever with respect to this Agreement, any Letter of Credit or any Eurocurrency Loan or Local
Currency Loan made by it, or change the basis of taxation of payments to such Bank or such corporation in respect thereof (except for Non-
Excluded Taxes covered by subsection 7.6 (including taxes excluded under the first sentence of subsection 7.6(a)) and changes in the rate of tax on the overall net income of such Bank or Issuing Bank or such corporation);

			(ii) shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, deposits or other liabilities in or for the account of, advances, loans or other extensions of credit by, or any other acquisition of funds by, any office of such Bank or Issuing Bank or any corporation controlling such Bank or Issuing Bank or from which such Bank obtains funding or credit which is not otherwise included in the determination of the Eurocurrency Rate hereunder or the interest rate on such Local Currency Loans under the relevant Local Currency Facility; or

			(iii)	  shall impose on such Bank or Issuing Bank or
any corporation controlling such Bank or from which such Bank obtains funding or credit any other condition;

and the result of any of the foregoing is to increase the cost to such Bank or Issuing Bank or such corporation, by an amount which such Bank or Issuing Bank or such corporation deems to be material, of making, converting into, continuing or maintaining Eurocurrency Loans or Local Currency Loans or issuing or participating in Letters of Credit or to reduce any amount receivable hereunder in respect thereof, then, in any such case, the Company shall promptly pay such Bank or Issuing Bank, within five Business Days after its demand, any additional amounts necessary to compensate such Bank or Issuing Bank for such increased cost or reduced amount receivable, together with interest on each such amount from the date due until payment in full at a rate per annum equal to the ABR plus 2%. If any Bank or Issuing Bank becomes entitled to claim any additional amounts pursuant to this subsection, it shall promptly notify the Company, through the Administrative Agent, of the event by reason of which it has become so entitled. A certificate as to any additional amounts payable pursuant to this subsection submitted by such Bank or Issuing Bank, through the Administrative Agent, to the Company shall be conclusive in the absence of manifest error. This covenant shall survive the termination of this Agreement and the payment of Loans and all other amounts payable hereunder.

		(b) If any Bank shall have determined that the adoption of or any change in any Requirement of Law regarding capital adequacy or in the interpretation or application thereof or compliance by such Bank or any corporation controlling such Bank or Issuing Bank or from which such Bank or Issuing Bank obtains funding or credit with any request or directive regarding capital adequacy (whether or not having the force of law) from any Governmental Authority made subsequent to the date hereof does or shall have the effect of reducing the rate of return on such Bank's or Issuing Bank or such corporation's capital as a consequence of its obligations hereunder or under any Letter of Credit to a level below that which such Bank or Issuing Bank or such corporation could have achieved but for such change or compliance (taking into consideration such Bank's or Issuing Bank or such corporation's policies with respect to capital adequacy) by an amount deemed by such Bank or Issuing Bank to be material, then from time to time, after submission by such Bank or Issuing Bank to the Company (with a copy to the Administrative Agent) of a written request therefor (which written request shall be conclusive in the absence of manifest error), the Company shall pay to such Bank or Issuing Bank such additional amount or amounts as will compensate such Bank or Issuing Bank for such reduction.

		(c) In addition to, and without duplication of, amounts which may become payable from time to time pursuant to paragraphs (a) and (b) of this subsection 7.5, each Borrower agrees to pay to each Bank which requests compensation under this paragraph (c) by notice to such Borrower, on the last day of each Interest Period with respect to any Committed Rate Eurocurrency Loan made by such Bank to such Borrower, at any time when such Bank shall be required to maintain reserves against "Eurocurrency liabilities" under Regulation D of the Board (or, at any time when such Bank may be required by the Board or by any other
Governmental Authority, whether within the United States or in another relevant jurisdiction, to maintain reserves against any other category of liabilities which includes deposits by reference to which the Eurocurrency Rate is determined as provided in this Agreement or against any category of extensions of credit or other assets of such Bank which includes any such Committed Rate Eurocurrency Loans), an additional amount (determined by such Bank's calculation or, if an accurate calculation is impracticable, reasonable estimate using such reasonable means of allocation as such Bank shall determine) equal to the actual costs, if any, incurred by such Bank during such Interest Period as a result of the applicability of the foregoing reserves to such Committed
Rate Eurocurrency Loans.

		(d) A certificate of each Bank, Issuing Bank, Swing Line Bank or Local Currency Bank setting forth such amount or amounts as shall be necessary to compensate such Bank, Issuing Bank, Swing Line Bank or
Local Currency Bank as specified in paragraph (a), (b) or (c) above, as the case may be, and setting forth in reasonable detail an explanation of the basis of requesting such compensation in accordance with paragraph (a) or (b) above, including calculations in detail comparable to the detail set forth in certificates delivered to such Bank in similar circumstances under comparable provisions of other comparable credit agreements, shall be delivered to the relevant Borrower and shall be conclusive absent manifest error. The relevant Borrower shall pay each Bank, Issuing Bank, Swing Line Bank or Local Currency Bank the amount shown as due on any such certificate delivered to it within 10 days after its receipt of the same.

		(e)	The agreements in this subsection shall survive the
termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

		7.6 Taxes. (a) All payments made by any Borrower under this Agreement shall be made free and clear of, and without deduction or withholding for or on account of, any present or future income, stamp or other taxes, levies, imposts, duties, charges, fees, deductions or withholdings, now or hereafter imposed, levied, collected, withheld or assessed by any Governmental Authority, excluding, in the case of the Administrative Agent and each Bank, (i) net income taxes, capital taxes, doing business taxes and franchise taxes imposed on the Administrative
Agent or such Bank (including, without limitation, each Bank in its capacity as an Issuing Bank or as a Swing Line Bank), as the case may be, as a result of a present or former connection between the jurisdiction of the government or taxing authority imposing such tax and the Administrative Agent or such Bank (excluding a connection arising solely from the Administrative Agent or such Bank having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement) or any political subdivision or taxing authority thereof or therein, (ii) taxes required to be withheld because of a failure to deliver any certificate described in this subsection 7.6 or subsection 14.6 for any reason and (iii) any and all withholding taxes payable with respect to payments under this Agreement other than any such withholding taxes imposed as a result of any change in or amendment to the laws of any jurisdiction affecting taxation (including any regulation or ruling proposed or promulgated by a taxing authority thereof and any treaty provisions) or any change in the official application, enforcement or interpretation of such laws, regulations, rulings or treaties or any other action taken by a taxing authority or a court of competent jurisdiction, which change, amendment, application, enforcement, interpretation or action becomes effective after the date hereof (all such non-excluded taxes, levies, imposts, duties, charges, fees, deductions and withholdings being hereinafter called "Non-Excluded Taxes"). If any Non-Excluded Taxes are required to be withheld from any amounts payable to the Administrative Agent or any Bank hereunder, the amounts so payable to the Administrative Agent or such Bank shall be increased to the extent necessary to yield to the Administrative Agent or such Bank (after payment of all Non-Excluded Taxes) interest or any such other amounts payable hereunder at the rates or in the amounts specified in this Agreement. Whenever any Non-Excluded Taxes are payable by any Borrower, as promptly as possible thereafter such Borrower shall send to the Administrative Agent for its own account or for the account of such Bank, as the case may be, a certified copy of an original official receipt received by such Borrower showing payment thereof. If such Borrower fails to pay any Non-Excluded Taxes when due to the appropriate taxing authority or fails to remit to the Administrative Agent the required receipts or other required documentary evidence, such Borrower shall indemnify the Administrative Agent and such Bank for any incremental taxes, interest or penalties that may become payable by the Administrative Agent or such Bank as a result of any such failure. The agreements in this subsection 7.6(a) shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

		(b)	(i)  Each Bank that is not incorporated under the laws of
the United States of America or a state thereof agrees that it will deliver to the Company and the Administrative Agent (x) two duly completed copies of United States Internal Revenue Service Form 1001 or
4224 or successor applicable form, as the case may be, and (y) an Internal Revenue Service Form W-8 or W-9 or successor applicable form, as the case may be. Each such Bank also agrees to deliver to the Company and the Administrative Agent two further copies of the said Form
1001 or 4224 and Form W-8 or W-9, or successor applicable forms or other manner of certification, as the case may be, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event (including, without limitation, a change in such Bank's lending office) requiring a change in the most recent form previously delivered by it to the Company and the Administrative Agent, and such extensions or renewals thereof as may reasonably be requested by the Company or the Administrative Agent, unless in any such case an event (including, without limitation, any change in treaty, law or regulation) has occurred prior to the date on which any such delivery would otherwise be required which renders all such forms inapplicable or which would prevent such Bank from duly completing and delivering any such form with respect to it and such Bank so advises the Company and the Administrative Agent. Such Bank shall certify (x) in the case of a Form
1001 or 4224, that it is entitled to receive payments under this Agreement without deduction or withholding of any United States federal income taxes and (y) in the case of a Form W-8 or W-9, that it is entitled to an exemption from United States backup withholding tax.

			(ii)	  Upon the written request of any Borrower, each
Bank promptly will provide to such Borrower and to the Administrative
Agent, or file with the relevant taxing authority (with a copy to the Administrative Agent) such form, certification or similar documentation
(each duly completed, accurate and signed) as is required by the relevant jurisdiction in order to obtain an exemption from, or reduced rate of Non-Excluded Taxes to which such Bank or the Administrative
Agent is entitled pursuant to an applicable tax treaty or the law of the relevant jurisdiction; provided, however, such Bank will not be required to (x) disclose information which in its reasonable judgment it deems confidential or proprietary or (y) incur a cost if such cost would, in its reasonable judgment, be substantial in comparison to the cost of the Borrower under this subsection 7.6 of such Bank's failure to provide such form, certification or similar documentation. Such Bank shall certify in the case of any such form, certification or similar documentation so provided (to the extent it may accurately and properly do so) that it is entitled to receive payments under this Agreement without deduction or withholding, or at a reduced rate of deduction or withholding of Non-Excluded Taxes.

			(iii)	  A Bank shall be required to furnish a form
under this paragraph (b) only if it is entitled to claim an exemption from or a reduced rate of withholding under applicable law. A Bank that is not entitled to claim an exemption from or a reduced rate of withholding under applicable law, promptly upon written request of the applicable Borrower, shall inform the applicable Borrower in writing.

		(c) If any Bank is, in its sole opinion, able to apply for any tax credit, tax deduction or other reduction in tax (a "Tax
Benefit") by reason of any increased amount paid by the Company under this subsection 7.6, such Bank will use reasonable efforts to obtain such Tax Benefit and, upon receipt thereof will pay to the Company such amount, not exceeding the increased amount paid by the Company, as it considers, in its sole opinion, to be equal to the net after-tax value to such Bank of the Tax Benefit or such part thereof allocable to such withholding or deduction, having regard to all of such Bank's dealings giving rise to similar credits and to the cost of obtaining the same, less any and all expenses incurred by such Bank in obtaining such Tax Benefit (including any and all professional fees incurred therewith); provided, however, that (i) no Bank shall be obligated by this subsection 7.6 to disclose to the Company any information regarding its tax affairs or computations, (ii) nothing in this subsection 7.6 shall interfere with the right of each Bank to arrange its tax affairs as it deems appropriate and (iii) nothing in this subsection 7.6 shall impose an obligation on a Bank to obtain any Tax Benefit if, in such Bank's sole opinion, to do so would (x) impose undue hardships, burdens or expenditures on such Bank or (y) increase such Bank's exposure to taxation by the jurisdiction in question.

		7.7 Company's Options upon Claims for Increased Costs and Taxes. In the event that any Affected Bank shall decline to make Eurocurrency Loans pursuant to subsection 7.4 or shall have notified the Company that it is entitled to claim compensation pursuant to subsection
7.5 or 7.6, the Company may exercise any one or both of the following options:

		(a)	The Company may request one or more of the Banks which
are not Affected Banks to take over all (but not part) of any Affected
Banks's then outstanding Loans and to assume all (but not part) of any Affected Bank's Commitments, if any, and obligations hereunder, and if applicable, under any Local Currency Facility. If one or more Banks shall so agree in writing (collectively, the "Assenting Banks";
individually, an "Assenting Bank") with respect to an Affected Bank, (i) the Commitments, if any, of each Assenting Bank and the obligations of such Assenting Bank under this Agreement shall be increased by its respective Allocable Share of the Commitments, if any, and of the obligations of such Affected Bank under this Agreement and if applicable, under any Local Currency Facility and (ii) each Assenting
Bank shall make Loans to the Company, according to such Assenting Bank's respective Allocable Share, in an aggregate principal amount equal to the outstanding principal amount of the Loans and, if applicable, Local Currency Loans, of such Affected Bank, on a date mutually acceptable to the Assenting Banks, such Affected Bank and the Company. The proceeds of such Loans, together with funds of the Company, shall be used to prepay the Loans, and if applicable, Local Currency Loans, of such Affected Bank, together with all interest accrued thereon and all other amounts owing to such Affected Bank hereunder (including any amounts payable pursuant to subsection 7.8 in connection with such prepayment), and, upon such assumption by the Assenting Bank and prepayment by the Company, such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations or rights hereunder (other than any obligations or rights which according to this Agreement shall survive the termination of this Agreement).

		(b)	The Company may designate a replacement bank (a
"Replacement Bank") to assume the Commitments, if any, and the obligations of any such Affected Bank hereunder and if applicable, under any Local Currency Facility, and to purchase the outstanding Loans of such Affected Bank and such Affected Bank's rights hereunder and with respect thereto, without recourse upon, or warranty by, or expense to, such Affected Bank (unless such Affected Bank agrees otherwise), for a purchase price equal to the outstanding principal amount of the Loans and, if applicable, Local Currency Loans, of such Affected Bank plus (i) all interest accrued and unpaid thereon and all other amounts owing to such Affected Bank hereunder and (ii) any amount which would be payable to such Affected Bank pursuant to subsection 7.8, and upon such assumption and purchase by the Replacement Bank, such Replacement Bank shall be deemed to be a "Bank" for purposes of this Agreement and such Affected Bank shall cease to be a "Bank" for purposes of this Agreement and shall no longer have any obligations or rights hereunder (other than any obligations or rights which according to this Agreement shall survive the termination of this Agreement).

		7.8 Indemnity. Each Borrower agrees to indemnify each Bank and to hold each Bank harmless from any loss or expense (but excluding any lost profits) which such Bank may sustain or incur as a consequence of (a) default by such Borrower in payment when due of the principal amount of or interest on any Eurocurrency Loan, (b) default by such Borrower in making a borrowing of, conversion into or continuation of Eurocurrency Loans after such Borrower has given a notice requesting the same in accordance with the provisions of this Agreement, (c) default by such Borrower in making any prepayment of Eurocurrency Loans after such Borrower has given a notice thereof in accordance with the provisions of this Agreement, (d) the making of a prepayment or conversion of Eurocurrency Loans on a day which is not the last day of an Interest
Period with respect thereto or (e) the prepayment of any Competitive
Advance Loan, including, without limitation, in each case, any such loss or expense arising from the reemployment or repayment of funds obtained by such Bank or from fees payable to terminate the deposits from which such funds were obtained. This covenant shall survive the termination of this Agreement and the payment of the Loans and all other amounts payable hereunder.

		7.9 Determinations. In making the determinations contemplated by Subsection 7.5, 7.6 and 7.8, each Bank may make such estimates, assumptions, allocations and the like that such Bank in good faith determines to be appropriate. Upon request of the Company, each Bank shall furnish to the Company, at any time after demand for payment of an amount under subsection 7.5(a) or 7.8, a certificate outlining in reasonable detail the computation of any amounts owing. Any certificate furnished by a Bank shall be binding and conclusive in the absence of manifest error.

		7.10 Change of Lending Office. If an event occurs with respect to any Bank that makes operable the provisions of subsection 7.4 or entitles such Bank to make a claim under subsection 7.5 or 7.6, such Bank shall, if requested in writing by the Company, to the extent not inconsistent with such Bank's internal policies, use reasonable efforts to (a) designate another office or offices for the making and maintaining of its Loans or (b) obtain a different source of funds or credit, as the case may be, the designation or obtaining of which will eliminate such operability or reduce materially the amount such Bank is so entitled to claim, provided that such designation or obtaining would not, in the sole discretion of such Bank, result in such Bank incurring any costs unless the Company has agreed to reimburse such Bank therefor.

		7.11 Company Controls on Exposure; Calculation of Exposure; Prepayment if Exposure exceeds Commitments. (a) The Company will implement and maintain internal accounting controls to monitor the borrowings and repayments of Loans by the Borrowers and the issuance of and drawings under Letters of Credit, with the object of preventing any request for an Extension of Credit that would result in (i) the Exposure of the Banks being in excess of the Commitments, (ii) the Foreign
Currency Exposure exceeding $250,000,000 or (iii) the Company Guarantee Ratio exceeding 25% and of promptly identifying and remedying any circumstance where, by reason of changes in exchange rates, (i) the aggregate amount of the Exposure does exceed the Commitments, (ii) the amount of the Foreign Currency Exposure exceeds $250,000,000 or (iii) the Company Guarantee Ratio exceeds 25%. In the event that at any time the Company determines that (i) the aggregate amount of the Exposure of the Banks exceeds the aggregate amount of the Commitments by more that 5%, (ii) the amount of the Foreign Currency Exposure exceeds
$250,000,000 or (iii) the Company Guarantee Ratio exceeds 25%, the
Company will, as soon as practicable but in any event within five
Business Days of making such determination, make or cause to be made such repayments or prepayments of Loans as shall be necessary to cause
(i) the aggregate amount of the Exposure of the Banks to no longer exceed the Commitments, (ii) the amount of the Foreign Currency Exposure not to exceed $250,000,000 or (iii) the Company Guarantee Ratio not to exceed 25%.

		(b) The Administrative Agent will calculate the aggregate amount of the Exposure of the Banks from time to time, and in any event not less frequently than once during each calendar month. In making such calculations, the Administrative Agent will rely on the information most recently received by it from the Swing Line Banks in respect of outstanding Swing Line Loans, from Banks in respect of outstanding Competitive Advance Loans, from Local Currency Facility Agents in respect of outstanding Local Currency Loans and Issuing Banks in respect of L/C Obligations. Upon making each such calculation, the Administrative Agent will inform the Company and the Banks of the results thereof.

		(c) In the event that on any date the Administrative Agent calculates that (i) the aggregate amount of the Exposure of the Banks exceeds the aggregate amount of the Commitments by more than 5%, (ii) the Foreign Currency Exposure exceeds $250,000,000 or (iii) the Company Guarantee Ratio exceeds 25%, the Administrative Agent will give notice to such effect to the Company. Within five Business Days after receipt of any such notice, the Company will, as soon as practicable but in any event within five Business Days of receipt of such notice, make or cause to be made such repayments or prepayments of Loans as shall be necessary to cause (i) the aggregate amount of the Exposure of the Banks to no longer exceed the Commitments, (ii) the Foreign Currency Exposure not to exceed $250,000,000 or (iii) the Company Guarantee Ratio not to exceed
25%.

		(d) If at the time any Foreign Subsidiary Borrower becomes a Limited Subsidiary Borrower the Exposure of such Limited Subsidiary
Borrower owing to the Banks exceeds $20,000,000, within five Business
Days after such Foreign Subsidiary Borrower becomes a Limited Subsidiary its Exposure owing to the Banks in excess of $20,000,000 shall be repaid and thereafter, for so long as such Foreign Subsidiary Borrower remains a Limited Subsidiary Borrower, it will not, and the Company will ensure it does not, have Exposure owing to the Banks in excess of $20,000,000.

		(e)	If at any time the Committed Exposure of any Bank exceeds
such Bank's Commitment, upon demand of such Bank, the Company will within one Business Day prepay Loans in such amounts that after giving effect to such prepayment the Committed Exposure of such Bank does not exceed its Commitment.

		(f) Any prepayment required to be made pursuant to this subsection 7.11 shall be accompanied by payment of amounts payable, if any, pursuant to subsection 7.8 in respect of the amount so prepaid.

	SECTION 8.  REPRESENTATIONS AND WARRANTIES

		To induce the Agents, the Administrative Agent and the Banks to enter into this Agreement and to make the Loans and issue or participate in the Letters of Credit, the Company and each Foreign Subsidiary Borrower (in so far as the representations and warranties by such Foreign Subsidiary Borrower relate to it) hereby represents and warrants to each Agent, the Administrative Agent and each Bank that:

		8.1 Financial Condition. The audited consolidated balance sheets of the Company and its consolidated Subsidiaries as at December
31, 1994 and the related consolidated statements of operations and of cash flows for the fiscal year ended on such date, reported on by Ernst
& Young LLP, copies of which have heretofore been furnished to each Bank, present fairly the consolidated financial condition of the Company and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the fiscal year then ended. The unaudited consolidated balance sheet of the Company and its consolidated Subsidiaries as at March 31, 1995 and the related unaudited consolidated statements of operations and of cash flows for the three-month period ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to each Bank, present fairly the consolidated financial condition of the Company and its consolidated Subsidiaries as at such date, and the consolidated results of their operations and their consolidated cash flows for the three-month period then ended (subject to normal year-end audit adjustments). The unaudited consolidating balance sheet of the Company and its consolidated Subsidiaries by principal operating group as at December 31, 1994 and the related unaudited consolidating statements of operations for the fiscal year ended on such date, certified by a Responsible Officer, copies of which have heretofore been furnished to each Bank, present fairly the consolidating financial condition of the Company and its consolidated Subsidiaries by principal operating group as at such date, and the consolidating results of their operations for the fiscal year then ended. All such financial statements, including the related schedules and notes thereto, have been prepared in accordance with GAAP applied consistently throughout the periods involved (except as approved by such accountants or Responsible Officer, as the case may be, and as disclosed therein). Neither the Company nor any of its consolidated Subsidiaries had, at the date of the most recent balance sheet referred to above, any material Guarantee Obligation, contingent liability or liability for taxes, or any long-term lease or unusual forward or long-term commitment, including, without limitation, any interest rate or foreign currency swap or exchange transaction, which is not reflected in the foregoing statements or referred to in the notes thereto. During the period from December
31, 1994 to and including the date hereof there has been no sale, transfer or other disposition by the Company or any of its consolidated Subsidiaries of any material part of its business or property and no purchase or other acquisition of any business or property (including any Capital Stock of any other Person) material in relation to the consolidated financial condition of the Company and its consolidated Subsidiaries at December 31, 1994 (except as otherwise disclosed in writing to the Banks prior to the Closing Date).

		8.2 No Change. Since December 31, 1994 there has been no development or event which has had or could reasonably be expected to have a Material Adverse Effect.

		8.3 Corporate Existence; Compliance with Law. Each of the Company and its Subsidiaries (a) is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization,
(b) has the corporate or other power and authority, and the legal right, to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged, (c) is duly qualified as a foreign corporation or other entity and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification, except where the failure to be duly qualified or in good standing could not reasonably be expected to have a Material Adverse Effect, and (d) is in compliance with all Requirements of Law except to the extent that the failure to comply therewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

		8.4 Corporate Power; Authorization; Enforceable Obligations. The Company and each of its Subsidiaries has the corporate or other power and authority, and the legal right, to make, deliver and perform the Credit Documents to which it is a party and to borrow hereunder and has taken all necessary corporate action to authorize the borrowings on the terms and conditions of this Agreement and the execution, delivery and performance of the Credit Documents to which it is a party. No consent or authorization of, filing with, notice to or other act by or in respect of, any Governmental Authority or any other Person is required in connection with the borrowings hereunder or with the execution, delivery, performance, validity or enforceability of the Credit Documents. This Agreement has been, and each other Credit
Document to which the Company or any of its Subsidiaries is a party will be, duly executed and delivered on behalf of the Company or such Subsidiary, as the case may be. This Agreement constitutes, and each other Credit Document to which it is a party when executed and delivered will constitute, a legal, valid and binding obligation of the Company or any of its Subsidiaries party thereto enforceable against the Company or such Subsidiary, as the case may be, in accordance with its terms, except as enforceability may be limited by applicable bankruptcy, insolvency, reorganization, moratorium or similar laws affecting the enforcement of creditors' rights generally and by general equitable principles (whether enforcement is sought by proceedings in equity or at law).

		8.5 No Legal Bar. The execution, delivery and performance of the Credit Documents to which the Company or any of its Subsidiaries is a party, the borrowings hereunder and the use of the proceeds thereof will not violate any Requirement of Law or Contractual Obligation of the Company or of any of its Subsidiaries (except for violations of Contractual Obligations which, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect) and will not result in, or require, the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any such Requirement of Law or Contractual Obligation, except for the Liens expressly permitted by subsection 11.3.

		8.6 No Material Litigation. No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Company, threatened by or against the Company or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to any of the Credit Documents or any of the transactions contemplated hereby or thereby, or
(b) which, if adversely determined, would have a Material Adverse
Effect.

		8.7 No Default. Neither the Company nor any of its Subsidiaries is in default under or with respect to any of its Contractual Obligations in any respect which could reasonably be expected to have a Material Adverse Effect. No Default or Event of Default has occurred and is continuing.

		8.8 Ownership of Property; Liens. Each of the Company and its Subsidiaries has good record and marketable title in fee simple to, or a valid leasehold interest in, all its real property, and good title to, or a valid leasehold interest in, all its other property, except where the failure to have such title or such leasehold interest, as the case may be, could not reasonably be expected to have a Material Adverse Effect, and none of such property is subject to any Lien except as permitted by subsection 11.3.

		8.9 Intellectual Property. The Company and each of its Subsidiaries owns, or is licensed to use, all domestic and foreign trademarks, tradenames, copyrights, technology, know-how and processes necessary for the conduct of its business as currently conducted (the "Intellectual Property") except for those the failure to own or license which could not reasonably be expected to have a Material Adverse Effect. No claim has been asserted and is pending or, to the knowledge of the Company, has been threatened by any Person challenging or questioning the use of any such Intellectual Property or the validity or effectiveness of any such Intellectual Property which could reasonably be expected to have a Material Adverse Effect, nor does the Company know of any valid basis for any such claim. The use of such Intellectual Property by the Company and its Subsidiaries does not infringe on the rights of any Person, except for such claims and infringements that, in the aggregate, could not reasonably be expected to have a Material Adverse Effect.

		8.10 No Burdensome Restrictions. No Requirement of Law or Contractual Obligation of the Company or any of its Subsidiaries has or could reasonably be expected to have a Material Adverse Effect.

		8.11 Taxes. Each of the Company and its consolidated Subsidiaries has filed or caused to be filed all tax returns which, to the knowledge of the Company, are required to be filed and has paid all taxes shown to be due and payable on said returns or on any assessments made against it or any of its property and all other taxes, fees or other charges imposed on it or any of its property by any Governmental Authority (other than any unfiled tax returns for taxes, and unpaid taxes, fees and other charges, (a) the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Company or its consolidated Subsidiaries, as the case may be, or (b) which in each case, individually or in the aggregate, would not cause the Company and its consolidated Subsidiaries to have a liability in excess of $5,000,000 or the Dollar Equivalent Amount thereof); no notice of tax Lien has been filed, and, to the knowledge of the Company, no claim is being asserted by any taxing authority, with respect to any such tax, fee or other charge except for claims the amount or validity of which are currently being contested in good faith by appropriate proceedings and with respect to which reserves in conformity with GAAP have been provided on the books of the Company or its consolidated Subsidiaries, as the case may be, and claims for amounts which, in the aggregate, do not exceed $5,000,000.

		8.12 Federal Regulations. No part of the proceeds of any Loans will be used for "purchasing" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U of the Board of Governors of the Federal Reserve System as now and from time to time hereafter in effect or for any purpose which violates the provisions of the regulations of such Board of Governors.
If requested by any Bank or the Administrative Agent, the Company will furnish to the Administrative Agent and each Bank a statement to the foregoing effect in conformity with the requirements of FR Form U-1 referred to in said Regulation U.

		8.13 ERISA. Each Plan which is intended to be qualified under Section 401(a) (or 403(a) as appropriate) of the Code and each related trust agreement, annuity contract or other funding instrument which is intended to be tax-exempt under Section 501(a) of the Code is so qualified and tax-exempt and has been so qualified and tax-exempt during the period from its adoption to date. No event has occurred in connection with which the Company or any Commonly Controlled Entity or any Plan, directly or indirectly, could reasonably be expected to be subject to any material liability under ERISA, the Code or any other law, regulation or governmental order or under any agreement, instrument, statute, rule of law or regulation pursuant to or under which the Company or a Subsidiary has agreed to indemnify or is required to indemnify any person against liability incurred under, or for a violation or failure to satisfy the requirements of, any such statute, regulation or order. No Reportable Event has occurred during the five-year period prior to the date on which this representation is made or deemed made with respect to any Plan, and each Plan has complied in all material respects with the applicable provisions of ERISA and the Code. The present value of all accrued benefits under each Single Employer
Plan maintained by the Company or any Commonly Controlled Entity or for which the Company or any Commonly Controlled Entity has or could have any liability (based on those assumptions used to fund the Plans) did not, as of the last annual valuation date prior to the date on which this representation is made or deemed made, exceed the value of the assets of such Plan allocable to such accrued benefits. Neither the Company nor any Commonly Controlled Entity has had a complete or partial withdrawal from any Multiemployer Plan, and neither the Company nor any Commonly Controlled Entity could reasonably be expected to become subject to any liability under ERISA if the Company or any such Commonly Controlled Entity were to withdraw completely from all Multiemployer Plans as of the valuation date most closely preceding the date on which this representation is made or deemed made. No such Multiemployer Plan is in Reorganization or Insolvent. The present value (determined using actuarial and other assumptions which are reasonable in respect of the benefits provided and the employees participating) of the unfunded liability of the Company and each Commonly Controlled Entity for benefits under all unfunded retirement or severance plans, programs, policies or other arrangements (including, without limitation, post retirement benefits to be provided to their current and former employees under Plans which are welfare benefit plans (as defined in Section 3(1) of ERISA)), whether or not funded does not, in the aggregate, exceed $5,000,000 (excluding those arrangements set forth on Schedule 8.13).

		8.14 Investment Company Act; Other Regulations. Neither the Company nor any Subsidiary of the Company is an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. Neither the Company nor any Subsidiary of the Company is subject to regulation under any Federal or State statute or regulation which limits its ability to incur Indebtedness.

		8.15 Subsidiaries. On the Closing Date, the only Subsidiaries of the Company, and the only material partnerships or joint ventures in which the Company or any Subsidiary has an interest, are those set forth on Schedule 8.15. On the Closing Date, the Company owns the percentage of the issued and outstanding Capital Stock or other evidences of the ownership of each Subsidiary, partnership or joint venture set forth on Schedule 8.15 as set forth on such Schedule. On the Closing Date, except as set forth on Schedule 8.15, no such Subsidiary, partnership or joint venture has issued any securities convertible into shares of its Capital Stock. The outstanding stock and securities (or other evidence of ownership) of such Subsidiaries, partnerships or joint ventures owned by the Company and its Subsidiaries are owned by the Company and its Subsidiaries free and clear of all Liens, warrants, options or rights of others of any kind whatsoever except for Liens permitted by subsection 11.3.

		8.16 Accuracy and Completeness of Information. No document furnished or statement made in writing to the Banks by the Company in connection with the negotiation, preparation or execution of this Agreement or any of the other Credit Documents contains any untrue statement of a material fact, or omits to state any such material fact necessary in order to make the statements contained therein not misleading, in either case which has not been corrected, supplemented or remedied by subsequent documents furnished or statements made in writing to the Banks. All other written information, reports and other papers and data with respect to the Company and its Subsidiaries (other than financial statements), furnished to the Banks by the Company, or on behalf of the Company, were (a) in the case of those not prepared for delivery to the Banks, to the Company's knowledge, at the time the same were so furnished, complete and correct in all material respects for the purposes for which the same were prepared and (b) in the case of those prepared for delivery to the Banks, to the Company's knowledge, complete and correct in all material respects, or have been subsequently supplemented by other information, reports or other papers or data, to the extent necessary to give the Banks a true and accurate knowledge of the subject matter in all material respects, it being understood that financial projections as to future events are not to be viewed as facts and that actual results may differ from projected results. No fact is known to the Company or any of its Subsidiaries which has had or could reasonably be expected to have a Material Adverse Effect, which has not been set forth in the financial statements referred to in subsection 8.1
(or otherwise disclosed in writing to the Banks prior to the Closing
Date).

		8.17 Purpose of Loans. The proceeds of the Loans shall be used by the Company for working capital purposes in the ordinary course of business and for general corporate purposes of the Company and, to the extent permitted hereunder, its Subsidiaries.

		8.18 Senior Indebtedness. The principal of and interest on the Loans, the Reimbursement Obligations and the Company's obligations under the Company Guarantee are and will continue to be within the definition of "Senior Indebtedness" or any similar term under the Subordinated Debentures.

		8.19  Environmental Matters.  Except as set forth on Schedule
8.19 or insofar as there is no reasonable likelihood of a Material
Adverse Effect arising from any combination of facts or circumstances inconsistent with any of the following:

		(a) The facilities and properties owned or operated by the Company or any of its Subsidiaries (the "Properties") do not contain, and to the knowledge of the Company or its Subsidiaries, have not previously contained, any Materials of Environmental Concern in amounts or concentrations which (i) constitute or constituted a violation of, or
(ii) could reasonably be expected to give rise to liability under, any applicable Environmental Law.

		(b) The Properties and all operations at the Properties are in compliance with all applicable Environmental Laws, and there is no contamination at, under or to the knowledge of the Company about the Properties or violation of any Environmental Law with respect to the Properties or the business operated by the Company or any of its Subsidiaries (the "Business") which could materially interfere with the continued operation of the Properties.

		(c) Neither the Company nor any of its Subsidiaries has received any notice of violation, alleged violation, non-compliance, liability or potential liability regarding environmental matters or compliance with Environmental Laws with regard to any of the Properties or the Business, nor does the Company or any of its Subsidiaries have knowledge or reason to believe that any such notice will be received or is being threatened.

		(d) To the knowledge of the Company or any of its Subsidiaries, Materials of Environmental Concern have not been transported or disposed of from the Properties in violation of, or in a manner or to a location which could reasonably be expected to give rise to liability under, any Environmental Law, nor have any Materials of Environmental Concern been generated, treated, stored or disposed of at, on or under any of the Properties in violation of, or in a manner that could reasonably be expected to give rise to liability under, any applicable Environmental Law.

		(e) No judicial proceeding or governmental or administrative action is pending or, to the knowledge of the Company or any of its Subsidiaries, threatened, under any Environmental Law to which the Company or any Subsidiary is or will be named as a party with respect to the Properties or the Business, nor are there any consent decrees or other decrees, consent orders, administrative orders or other orders, or other analogous administrative or judicial requirements outstanding under any Environmental Law with respect to the Properties or the Business.

		(f) There has been no release or threat of release of Materials of Environmental Concern at or from the Properties, or arising from or related to the operations of the Company or any Subsidiary in connection with the Properties or otherwise in connection with the Business, in violation of or in amounts or in a manner that could reasonably give rise to liability under any applicable Environmental Laws.

	SECTION 9.  CONDITIONS PRECEDENT

		9.1 Conditions to Closing Date. The occurrence of the Closing Date, and the agreement of each Bank to make the initial
Extension of Credit requested to be made by it on or after the Closing Date, shall be subject to the satisfaction, on or prior to the Closing Date, of the following conditions precedent:

		(a) Credit Documents. The Administrative Agent shall have received (i) this Agreement, executed and delivered by a duly authorized officer of the Company, with a counterpart for each Bank, (ii) for the account of each Bank, the Company Guarantee executed and delivered by a duly authorized officer of the Company, with a counterpart or conformed copy for each Bank and (iii) each Existing Subsidiary Guarantee, together with the related Consent and Confirmation, executed and delivered by a duly authorized officer of the Guarantor party thereto, with a counterpart or a conformed copy for each Bank.

		(b) Borrowing Certificate. The Administrative Agent shall have received with a counterpart for each Bank, a certificate of the Company, dated the Closing Date, substantially in the form of Exhibit E, with appropriate insertions and attachments, satisfactory in form and substance to the Administrative Agent, executed by the President, Executive Vice President or any Vice President and the Secretary or any Assistant Secretary of the Company.

		(c) Corporate Proceedings of Company. The Administrative Agent shall have received, with a counterpart for each Bank, a copy of the resolutions, in form and substance satisfactory to the Administrative Agent, of the Board of Directors of the Company authorizing (i) the execution, delivery and performance of this Agreement and the other Credit Documents to which it is a party and (ii) the borrowings contemplated hereunder, certified by the Secretary or an Assistant Secretary of such Loan party as of the Closing Date, which certificate shall be in form and substance satisfactory to the Administrative Agent and shall state that the resolutions thereby certified have not been amended, modified, revoked or rescinded.

		(d) Fees and Expenses. The Administrative Agent shall have received the fees and expenses to be received on or prior to the Closing Date pursuant to subsection 7.1(b).

		(e) Legal Opinions. The Administrative Agent shall have received, with a counterpart for each Bank, the following executed legal opinions:

				(i)	  the executed legal opinion of Winthrop,
Stimson, Putnam & Roberts, counsel to the Company, substantially in the form of Exhibit G-1, with such modifications therein as shall be reasonably requested or approved by the Administrative Agent;

				(ii)	  the executed legal opinion of Robert E.
Klatell, general counsel of the Company, substantially in the form of Exhibit G-2, with such modifications therein as shall be reasonably requested or approved by the Administrative Agent; and

				(iii)	  the executed Foreign Subsidiary Opinion
of counsel to each Foreign Subsidiary Borrower located in England or Germany that is a party to this Agreement on the Closing Date.

	Each such legal opinion shall cover such other matters incident to the transactions contemplated by this Agreement and the other Credit Documents as the Administrative Agent may reasonably require.

		(f) No Material Litigation. No litigation, inquiry, injunction or restraining order shall be pending, entered or threatened (including any proposed statute, rule or regulation) which in the reasonable judgment of any Bank could have a Material Adverse Effect.

		(g) Payment of Amounts under Existing Credit Agreement. All principal of and interest on the Loans (as defined in the Existing
Credit Agreement) and all other amounts (including, without limitation, compensation in respect of prepayments of such Loans) owing under or in connection with the Existing Credit Agreement shall have been paid in full.

		(h)	Notice of Guarantee Ceiling Amount.  The Administrative
Agent shall have received with a counterpart for each Bank, a Notice of Guarantee Ceiling Amount, dated the Closing Date, with appropriate insertions, executed by a Responsible Officer of the Company.

		(i)	Calculation of Guarantee Ceiling Amount.  The Banks shall
have received confirmation satisfactory to them that the obligations of the Domestic Subsidiaries under the Subsidiary Guarantees will not be included in the indebtedness of the Domestic Subsidiaries for purposes of calculating the Guarantee Ceiling Amount in accordance with the Note
Purchase Agreement.

		(j) Additional Matters. All corporate and other proceedings, and all documents, instruments and other legal matters in connection with the transactions contemplated by this Agreement and the other
Credit Documents shall be reasonably satisfactory in form and substance to the Administrative Agent.

		9.2 Conditions to Each Extension of Credit. The agreement of each Bank to make any Extension of Credit requested to be made by it on any date (including, without limitation, its initial Extension of Credit, but excluding any Committed Rate Loan made pursuant to a Notice of Swing Line Refunding, pursuant to subsections 5.5(c) or 6.3 or pursuant to subsection 2.6(c) if the Dollar Equivalent Amount thereof is not increased) is subject to the satisfaction of the following conditions precedent:

		(a) Representations and Warranties. Each of the representations and warranties made by the Company and its Subsidiaries in or pursuant to the Credit Documents shall be true and correct in all material respects on and as of such date as if made on and as of such date.

		(b) No Default. No Default or Event of Default shall have occurred and be continuing on such date after giving effect to the Loans requested to be made on such date.

		(c)	No Material Adverse Change in Foreign Subsidiary
Borrowers. If such Extension of Credit is to or for a Foreign Subsidiary Borrower, no event which has or could reasonably expected to have a material adverse effect on the ability of such Foreign Subsidiary Borrower to perform its obligations under this Agreement shall have occurred.


Each borrowing by and Letter of Credit issued on behalf of any Borrower shall constitute a representation and warranty by the Company and each Foreign Subsidiary Borrower as of the date of such Loan and/or Letter of Credit that the conditions contained in this subsection 9.2 have been satisfied.


	SECTION 10.  AFFIRMATIVE COVENANTS

		The Company hereby agrees that, so long as the Commitments remain in effect, any Letter of Credit remains outstanding and unpaid or any other amount is owing to any Bank, any Agent or the Administrative Agent hereunder or under any Local Currency Facility, the Company shall and (except in the case of delivery of financial information, reports and notices) shall cause each of its Subsidiaries to:

		10.1  Financial Statements.  Furnish to each Bank:

		(a) as soon as available, but in any event within 120 days after the end of each fiscal year of the Company, a copy of the audited consolidated balance sheet of the Company and its consolidated
Subsidiaries as at the end of such year and the related consolidated statements of operations and shareholders equity and of cash flows for such year, setting forth in each case in comparative form the figures for the previous year, reported on without a "going concern" or like qualification or exception, or qualification arising out of the scope of the audit, by Ernst & Young or other independent certified public accountants of nationally recognized standing reasonably acceptable to the Required Banks;

		(b) as soon as available, but in any event within 120 days after the end of each fiscal year of the Company, the unaudited consolidating balance sheet of the Company and its consolidated Subsidiaries by principal operating group as at the end of such year and the related unaudited consolidating statements of operations of the Company and its consolidated Subsidiaries by principal operating group for such year, setting forth in each case in comparative form the figures for the previous year, certified pursuant to subsection 10.2(b) by a Responsible Officer as fairly presenting the consolidating financial condition and results of operations of the Company and its consolidated Subsidiaries by principal operating group;

		(c) as soon as available, but in any event within 60 days after the end of each of the first three quarterly periods of each fiscal year of the Company, the unaudited consolidated balance sheet of the Company and its consolidated Subsidiaries as at the end of such quarter and the related unaudited consolidated statements of operations and shareholders' equity and of cash flows of the Company and its consolidated Subsidiaries for such quarter and the portion of the fiscal year through the end of such quarter, setting forth in each case in comparative form the figures for such quarter of the previous year, certified by a Responsible Officer as fairly presenting in all material respects when considered in relation to the consolidated financial statements of the Company and its consolidated Subsidiaries (subject to normal year-end audit adjustments); provided that the Company may in lieu of furnishing such unaudited consolidated balance sheet furnish to each Bank its Form 10-Q filed with the Securities and Exchange
Commission or any successor or analogous Governmental Authority for the relevant quarterly period; and

		(d) as soon as available, but in any event within 60 days after the end of each of the first three quarterly periods of each fiscal year of the Company, the unaudited consolidating balance sheet of the Company and its consolidated Subsidiaries by principal operating group as at the end of such quarter and the related unaudited consolidating statements of operations of the Company and its consolidated Subsidiaries by principal operating group for such quarter and the portion of the fiscal year through the end of such quarter, in the case of the unaudited consolidating balance sheet setting forth in comparative form the figures for the previous year (but not the corresponding figures for such quarter of the previous year) and in the case of the statements of operations setting forth in comparative form the figures for such quarter of the previous year, certified by a Responsible Officer as fairly presenting the consolidating financial condition and results of operations of the Company and its consolidated Subsidiaries by principal operating group (subject to normal year-end audit adjustments);

the financial statements to be furnished pursuant to this subsection
10.1 shall fairly present the consolidated (or consolidating by principal operating group, as appropriate) financial position and results of operations of the Company and its consolidated Subsidiaries in accordance with GAAP (subject, in the case of subsections 10.1(c) and (d), to normal year-end audit adjustments and the absence of complete footnotes) applied consistently throughout the periods reflected therein and with prior periods (except as approved by such accountants or Responsible Officer, as the case may be, and disclosed therein).

		10.2  Certificates; Other Information.  Furnish to each Bank:

		(a) concurrently with the delivery of the financial statements referred to in subsection 10.1(a), a certificate of the independent certified public accountants reporting on such financial statements stating that in making the examination necessary therefor no knowledge was obtained of any Default or Event of Default, except as specified in such certificate;

		(b) concurrently with the delivery of the financial statements referred to in subsections 10.1(a) and 10.1(b), a certificate of a Responsible Officer substantially in the form of Exhibit H;

		(c) concurrently with the delivery of the financial statements referred to in subsection 10.1(c), a certificate of a Responsible Officer (i) stating that, to the best of such Responsible Officer's knowledge, the Company has observed and performed all of its covenants and other agreements contained in this Agreement and the other Credit Documents to which it is a party to be observed or performed by it, (ii) that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified therein and (iii) setting forth calculations supporting compliance with subsections 11.1(a), (b) and (c), 11.2 and 11.5;

		(d) as soon as delivered, a copy of the letter, addressed to the Company, of the certified public accountants who prepared the financial statements referred to in subsection 10.1(a) for such fiscal year and otherwise referred to as a "management letter";

		(e) within five days after the same are sent, copies of all financial statements and reports which the Company sends to its stockholders generally, and within five days after the same are filed, copies of all financial statements and reports which the Company or any of its Subsidiaries may make to, or file with, the Securities and Exchange Commission or any successor or analogous Governmental
Authority;

		(f)	concurrently with the delivery of the financial
statements referred to in subsections 10.1(a) and 10.1(c) and upon any incurrence or prepayment of any lien, guarantee or indebtedness which decreases the Guarantee Ceiling Amount by more than 5%, a Notice of Guarantee Ceiling Amount as of the last day of such fiscal period or as the date of such occurrence; and

		(g) promptly, such additional documents, instruments, legal opinions or financial and other information as the Administrative Agent or any Bank may from time to time reasonably request.

		10.3 Payment of Obligations. Pay, discharge or otherwise satisfy at or before maturity or before they become delinquent, as the case may be, all its obligations of whatever nature, including, without limitation, all obligations in respect of taxes, except where the amount or validity thereof is currently being contested in good faith by appropriate proceedings and reserves in conformity with GAAP with respect thereto have been provided on the books of the Company or its Subsidiaries, as the case may be, or where the failure to pay, discharge or otherwise satisfy could not reasonably be expected to have a Material Adverse Effect.

		10.4 Conduct of Business and Maintenance of Existence. Continue to engage in business of the same general type as now conducted by it and preserve, renew and keep in full force and effect its corporate existence and take all reasonable action to maintain all rights, privileges and franchises necessary or desirable in the normal conduct of its business except as otherwise permitted pursuant to subsection 11.4; comply with all Contractual Obligations and Requirements of Law except to the extent that failure to comply therewith could not, in the aggregate, reasonably be expected to have a Material Adverse Effect.

		10.5 Maintenance of Property; Insurance. Keep all property useful and necessary in its business in good working order and condition, except where the failure to do so could not reasonably be expected to have a Material Adverse Effect; maintain with financially sound and reputable insurance companies insurance on all its property in at least such amounts and against at least such risks (but including in any event public liability, product liability and business interruption) as are usually insured against in the same general area by companies engaged in the same or a similar business; and furnish to each Bank, upon written request, full information as to the insurance carried.

		10.6 Inspection of Property; Books and Records; Discussions. Keep proper books of records and account in which the entries are, in all material respects, full, true and correct in conformity with sound business practice and all Requirements of Law shall be made of all dealings and transactions in relation to its business and activities;
and, upon reasonable notice under the circumstances, permit representatives of the Administrative Agent to visit and inspect any of its properties and examine and make abstracts from any of its books and records at any reasonable time and as often as may reasonably be desired and to discuss the business, operations, properties and financial and other condition of the Company and its Subsidiaries with officers and employees of the Company and its Subsidiaries and with its independent certified public accountants.

		10.7 Notices. Promptly, after the Company becomes aware thereof, give notice to the Administrative Agent and each Bank of:

		(a)  the occurrence of any Default or Event of Default;

		(b) any (i) default or event of default under any Contractual Obligation of the Company or any of its Subsidiaries or (ii) litigation, investigation or proceeding which may exist at any time between the Company or any of its Subsidiaries and any Governmental Authority, which in either case, if not cured or if adversely determined, as the case may be, could reasonably be expected to have a Material Adverse Effect or cause a Default or an Event of Default;

		(c) any litigation or proceeding affecting the Company or any of its Subsidiaries (i) in which the amount involved is $5,000,000 or more and not covered by insurance or (ii) in which injunctive or similar relief is sought which could reasonably be expected to have a Material
Adverse Effect;

		(d) the following events: (i) the occurrence or expected occurrence of any Reportable Event with respect to any Plan, a failure to make any required contribution to a Plan, the creation of any Lien in favor of the PBGC or a Plan or any withdrawal from, or the termination, Reorganization or Insolvency of, any Multiemployer Plan or (ii) the institution of proceedings or the taking of any other action by the PBGC or the Company or any Commonly Controlled Entity or any Multiemployer
Plan with respect to the withdrawal from, or the terminating (other than a standard termination under Section 4041(b) of ERISA), Reorganization or Insolvency of, any Plan;

		(e) any change, development or event involving a prospective change, which has had or could reasonably be expected to have a Material Adverse Effect; and

Each notice pursuant to this subsection shall be accompanied by a statement of a Responsible Officer setting forth details of the occurrence referred to therein and stating what action the Company proposes to take with respect thereto.

		10.8 Environmental Laws. (a) Comply with, and take all reasonable efforts to ensure compliance by all tenants and subtenants, if any, in all material respects with, all applicable Environmental Laws and obtain and comply in all material respects with and maintain, and undertake all reasonable efforts to ensure that all tenants and subtenants obtain and comply in all material respects with and maintain, any and all licenses, approvals, notifications, registrations or permits required by applicable Environmental Laws.

		(b)	Conduct and complete all investigations, studies,
sampling and testing, and all remedial, removal and other actions required under Environmental Laws and promptly comply in all material respects with all lawful orders and directives of all Governmental Authorities regarding Environmental Laws except to the extent that the same are being contested in good faith by appropriate proceedings and the pendency of such proceedings could not reasonably be expected to have a Material Adverse Effect.

		10.9 Additional Subsidiary Guarantees. In the event that any Domestic Subsidiary which is not a Guarantor shall account for more than 5% of Total Assets at any date, take all actions necessary to cause such Domestic Subsidiary to execute and deliver a Subsidiary Guarantee, within 60 days of the occurrence of such event.

	SECTION 11.  NEGATIVE COVENANTS

		The Company hereby agrees that, so long as the Commitments remain in effect, any Letter of Credit remains outstanding and unpaid or any other amount is owing to any Bank, any Agent or the Administrative Agent hereunder or under any Local Currency Facility:

		11.1  Financial Condition Covenants.  The Company shall not:

		(a) Maintenance of Indebtedness. Permit Consolidated Total Debt at any time to exceed an amount equal to 55% of Consolidated Total Capitalization.

		(b) Maintenance of Net Worth. Permit Consolidated Net Worth at any time to be less than an amount equal to the sum of $750,000,000 plus 40% of cumulative Consolidated Net Income for the fiscal quarter commencing April 1, 1995 and for each fiscal quarter thereafter (without subtraction for any fiscal quarter during which Consolidated Net Income is a negative number).

		(c) Interest Coverage. Permit for any period of four consecutive fiscal quarters at any time the ratio of Adjusted
Consolidated EBITDA to Consolidated Cash Interest Expense to be less than 3.0 to 1.0.

		11.2 Limitation on Indebtedness of Domestic Subsidiaries. The Company shall not permit any of its Domestic Subsidiaries to, and the Domestic Subsidiaries shall not, directly or indirectly, create, incur, assume or suffer to exist any Indebtedness, except (a)
Indebtedness in an aggregate amount not to exceed 10% of Consolidated
Net Worth and (b) any Indebtedness of Domestic Subsidiaries pursuant to any of the Credit Documents.

		11.3 Limitation on Liens. The Company shall not, and shall not permit any of its Domestic Subsidiaries to, directly or indirectly, create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired, except for:

		(a) Liens for taxes not yet due or which are being contested in good faith by appropriate proceedings, provided that adequate reserves with respect thereto are maintained on the books of the Company or its Domestic Subsidiaries, as the case may be, in conformity with GAAP;

		(b) carriers', warehousemen's, mechanics', materialmen's, repairmen's or other like Liens arising in the ordinary course of business which are not overdue for a period of more than 60 days or which are being contested in good faith by appropriate proceedings;

		(c) pledges or deposits in connection with workers' compensation, unemployment insurance and other social security legislation and deposits securing liability to insurance carriers under insurance or self-insurance arrangements;

		(d) deposits to secure the performance of bids, trade contracts (other than for borrowed money), leases, statutory obligations, surety and appeal bonds, performance bonds and other obligations of a like nature incurred in the ordinary course of business;

		(e) easements, rights-of-way, restrictions and other similar encumbrances incurred in the ordinary course of business which, in the aggregate, are not substantial in amount and which do not in any case materially detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the Company or such Domestic Subsidiary; and

		(f) Liens (not otherwise permitted hereunder) which secure obligations not exceeding (as to the Company and all Domestic
Subsidiaries) a Dollar Equivalent Amount equal to 5% of Consolidated Net Worth at any time outstanding.

		11.4 Limitation on Fundamental Changes. The Company (a) shall not, and shall not permit any of its Domestic Subsidiaries to, directly or indirectly, enter into any merger, consolidation or amalgamation, or liquidate, wind up or dissolve itself (or suffer any liquidation or dissolution), or convey, sell, lease, assign, transfer or otherwise dispose of, all or substantially all of its property, business or assets and (b) shall not, and shall not permit any of its Subsidiaries, to make any material change in its present method of conducting business, except:

			(i)  	any Subsidiary may be merged or consolidated
with or into the Company (provided that the Company shall be the continuing or surviving corporation) or with or into any one or more wholly-owned Domestic Subsidiaries or Capstone; and

			(ii)  	any Subsidiary may sell, lease, transfer or
otherwise dispose of any or all of its assets (upon voluntary liquidation or otherwise) to the Company or any other wholly owned
Domestic Subsidiary or Capstone.

		11.5 Limitation on Restricted Payments. The Company shall not, and shall not permit any of its Subsidiaries to, directly or indirectly declare or pay any dividend (other than dividends payable solely in common stock of the Company) on, or make any payment on account of, or set apart assets for a sinking or other analogous fund for, the purchase, redemption, defeasance, retirement or other acquisition of, any shares of any class of Capital Stock of the Company or any warrants or options or rights to purchase any such Stock, whether now or hereafter outstanding, or make any other distribution in respect thereof, either directly or indirectly, whether in cash or property or in obligations of the Company or any Subsidiary (such declarations, payments, setting apart, purchases, redemptions, defeasances, retirements, acquisitions and distributions being herein called
"Restricted Payments"), except that, so long as no Default or Event of Default has occurred and is continuing or would result therefrom, the Company may declare and make Restricted Payments in a cumulative aggregate amount from the date hereof not exceeding $20,000,000 plus 30% of cumulative Consolidated Net Income from and including October 1, 1993.

		11.6 Limitation on Negative Pledge Clauses. The Company shall not, and shall not permit any of its Domestic Subsidiaries to, directly or indirectly enter into with any Person other than the Banks pursuant hereto any agreement, other than (a) this Agreement, (b) the Capitalization Documents, (c) the 1992 Private Placement Notes, (d) any industrial revenue bonds, purchase money mortgages, Financing Leases permitted by this Agreement or agreements with suppliers (in which cases, any prohibition or limitation shall only be effective against the assets financed thereby or inventory purchased from such supplier, as the case may be), and (e) other agreements provided the net book value of the property, assets or revenues subject thereto at any time does not exceed 5% of the Consolidated Net Worth of the Company, which prohibits or limits the ability of the Company or any of its Domestic Subsidiaries to create, incur, assume or suffer to exist any Lien upon any of its property, assets or revenues, whether now owned or hereafter acquired.

		11.7 Limitation on Modifications of Debt Instruments. The Company shall not, and shall not permit any of its Subsidiaries to, directly or indirectly, amend, modify or change, or consent or agree to any amendment, modification or change to any of the terms of any Subordinated Indebtedness or any agreement which sets forth the terms of any Subordinated Indebtedness, except amendments, modifications or changes which would not (directly or indirectly) increase the amount of any payment of principal thereof, increase the interest rate or premium payable thereon, increase the amount of fees or any other amounts payable with respect thereto, shorten the scheduled amortization or average weighted life thereof, shorten the date for payment of interest thereon, shorten the final maturity thereof or modify the subordination provisions thereof.


	SECTION 12.  EVENTS OF DEFAULT

		If any of the following events shall occur and be continuing:

		(a) (i) Any Specified Borrower shall fail to pay any principal of any Loan or any Reimbursement Obligation owing by it when due (whether at the stated maturity, by acceleration or otherwise) in accordance with the terms hereof; or (ii) any Local Currency Borrower shall fail to pay any principal of or interest on any Local Currency Loan when due in accordance with the applicable terms of the relevant Local Currency Facility; or (iii) any Specified Borrower shall fail to pay any interest on any Loan or any fee or any other amount payable hereunder, within five days after any such interest or other amount becomes due in accordance with the terms thereof or hereof; or

		(b) Any representation or warranty made or deemed made by the Company or any Subsidiary herein or in any other Credit Document or which is contained in any certificate, document or financial or other statement furnished by it at any time under or in connection with this Agreement or any such other Credit Document shall prove to have been incorrect in any material respect on or as of the date made or deemed made; or

		(c) The Company or any Subsidiary shall default in the observance or performance of any agreement contained in Section 11 and, with respect to subsections 11.2 and 11.3, such default shall continue unremedied for a period of 30 days; or

		(d) The Company or any Subsidiary shall default in the observance or performance of any other agreement contained in this Agreement or any other Credit Document (other than as provided in paragraphs (a) through (c) of this Section), and such default shall continue unremedied for a period of 30 days after the Company has knowledge thereof; or

		(e) Any of the Credit Documents shall cease, for any reason, to be in full force and effect, or the Company shall so assert in writing (except for the termination of any Local Currency Facility if all Local Currency Loans and other amounts owing thereunder are paid in full); or

		(f) The subordination provisions applicable to any Subordinated Indebtedness, for any reason, cease to be in full force and effect, or any Person shall so assert to the Company in writing and the Company shall not promptly contest such assertion; or

		(g)  The Company or any of its consolidated Subsidiaries shall
(i) default in any payment of principal of or interest of any Indebtedness (other than the Loans and Reimbursement Obligations) or in the payment of any Guarantee Obligation, in either case with an outstanding principal amount in excess of a Dollar Equivalent Amount equal to $5,000,000 when due beyond the period of grace, if any, provided in the instrument or agreement under which such Indebtedness or Guarantee Obligation was created; or (ii) default in the observance or performance of any other agreement or condition relating to any such Indebtedness or Guarantee Obligation or contained in any instrument or agreement evidencing, securing or relating thereto, or any other event shall occur or condition exist, the effect of which default or other event or condition is to cause, or to permit the holder or holders of such Indebtedness or beneficiary or beneficiaries of such Guarantee
Obligation (or a trustee or agent on behalf of such holder or holders or beneficiary or beneficiaries) to cause, with the giving of notice if required, such Indebtedness to become due prior to its stated maturity or such Guarantee Obligation to become payable; or

		(h) (i) Any Specified Borrower or any Subsidiary that accounts for more than 5% of Total Assets at any date shall commence any case, proceeding or other action (A) under any existing or future law of any jurisdiction, domestic or foreign, relating to bankruptcy, insolvency, reorganization or relief of debtors, seeking to have an order for relief entered with respect to it, or seeking to adjudicate it a bankrupt or insolvent, or seeking reorganization, arrangement, adjustment, winding-up, liquidation, dissolution, composition or other relief with respect to it or its debts, or (B) seeking appointment of a receiver, trustee, custodian, conservator or other similar official for it or for all or any substantial part of its assets, or the Company or any such Subsidiary shall make a general assignment for the benefit of its creditors; or (ii) there shall be commenced against any Specified Borrower or any Subsidiary any case, proceeding or other action of a nature referred to in clause (i) above which (A) results in the entry of an order for relief or any such adjudication or appointment or (B) remains undismissed, undischarged or unbonded for a period of 60 days; or (iii) there shall be commenced against any Specified Borrower or any Subsidiary any case, proceeding or other action seeking issuance of a warrant of attachment, execution, distraint or similar process against all or any substantial part of its assets which results in the entry of an order for any such relief which shall not have been vacated, discharged, or stayed or bonded pending appeal within 60 days from the entry thereof; or

		(i) (i) Any Person shall engage in any "prohibited transaction" (as defined in Section 406 of ERISA or Section 4975 of the Code) involving any Plan, (ii) any "accumulated funding deficiency" (as defined in Section 302 of ERISA), whether or not waived, shall exist with respect to any Plan or any Lien in favor of the PBGC or a Plan shall arise on the assets of the Company or any Commonly Controlled Entity, (iii) a Reportable Event shall occur with respect to, or proceedings shall commence to have a trustee appointed, or a trustee shall be appointed, to administer or to terminate, any Single Employer Plan, which Reportable Event or commencement of proceedings or appointment of a trustee is, in the reasonable opinion of the Required Banks, likely to result in the termination of such Plan for purposes of Title IV of ERISA, (iv) any Single Employer Plan shall terminate for purposes of Title IV of ERISA, (v) the Company or any Commonly Controlled Entity shall, or in the reasonable opinion of the Required Banks is likely to, incur any liability in connection with a withdrawal from, or the Insolvency or Reorganization of, a Multiemployer Plan or
(vi) any other event or condition shall occur or exist with respect to a Plan; and in each case in clauses (i) through (vi) above, such event or condition, together with all other such events or conditions, if any, could reasonably be expected to subject the Company to any tax, penalty or other liabilities in the aggregate material in relation to the business, operations, property or financial or other condition of the Company; or

		(j) One or more judgments or decrees shall be entered against the Company or any of its Subsidiaries involving in the aggregate a liability (not paid or fully covered by insurance) of a Dollar
Equivalent Amount equal to $5,000,000 or more, and all such judgments or decrees shall not have been vacated, discharged, stayed or bonded pending appeal within 60 days from the entry thereof; or

		(k) The Company Guarantee or any Subsidiary Guarantee shall cease, for any reason, to be in full force and effect or any Guarantor party thereto shall so assert; or

		(l)  A Change in Control shall occur;

then, and in any such event, (A) if such event is an Event of Default specified in clause (i) or (ii) of paragraph (h) above with respect to the Company, automatically the Commitments shall immediately terminate and the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement (including, without limitation, all amounts of L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder) shall become immediately due and payable and (B) if such event is any other Event of Default, either or both of the following actions may be taken: (i) with the consent of the Required Banks, the Administrative Agent may, or upon the request of the Required Banks, the Administrative Agent shall, by notice to the Company declare the Commitments to be terminated forthwith, whereupon the Commitments shall immediately terminate; and (ii) with the consent of the Required Banks, the Administrative Agent may, or upon the request of the Required Banks, the Administrative Agent shall, by notice to the Company, declare the Loans hereunder (with accrued interest thereon) and all other amounts owing under this Agreement (including, without limitation, all amounts of L/C Obligations, whether or not the beneficiaries of the then outstanding Letters of Credit shall have presented the documents required thereunder) to be due and payable forthwith, whereupon the same shall immediately become due and payable. With respect to all Letters of Credit with respect to which presentment for honor shall not have occurred at the time of an acceleration pursuant to the preceding sentence, the applicable Borrower shall at such time deposit in a cash collateral account opened by the Administrative Agent an amount equal to the aggregate then undrawn and unexpired amount of Letters of Credit issued for its account. Each Borrower hereby grants to the Administrative Agent, for the benefit of the Issuing Banks and the L/C Participants, a security interest in such cash collateral to secure all obligations of such Borrower under this Agreement and the other Loan Documents. Amounts held in such cash collateral account shall be applied by the Administrative Agent to the payment of drafts drawn under such Letters of Credit, and the unused portion thereof after all such Letters of Credit shall have expired or been fully drawn upon, if any, shall be applied to repay other obligations of the applicable Borrower hereunder. After all such Letters of Credit shall have expired or been fully drawn upon, all Reimbursement Obligations shall have been satisfied and all other obligations of the applicable Borrower hereunder shall have been paid in full, the balance, if any, in such cash collateral account shall be returned to the applicable Borrower. The Borrowers shall execute and deliver to the Administrative Agent, for the account of the Issuing Banks and the L/C Participants, such further documents and instruments as the Administrative Agent may request to evidence the creation and perfection of the within security interest in such cash collateral account.

		Except as expressly provided above in this Section, presentment, demand, protest and all other notices of any kind are hereby expressly waived.


	SECTION 13.	THE ADMINISTRATIVE AGENT; THE AGENTS AND
				THE COLLATERAL AGENT; THE ARRANGER

		13.1 Appointment. Each Bank hereby irrevocably designates and appoints Chemical as the Administrative Agent of such Bank under this Agreement and the other Credit Documents, and each such Bank irrevocably authorizes Chemical, as the Administrative Agent for such Bank, to take such action on its behalf under the provisions of this Agreement and the other Credit Documents and to exercise such powers and perform such duties as are expressly delegated to the Administrative
Agent by the terms of this Agreement and the other Credit Documents, together with such other powers as are reasonably incidental thereto. Notwithstanding any provision to the contrary elsewhere in this Agreement, the Administrative Agent shall not have any duties or responsibilities, except those expressly set forth herein, or any fiduciary relationship with any Bank, and no implied covenants, functions, responsibilities, duties, obligations or liabilities shall be read into this Agreement or any other Credit Document or otherwise exist against the Administrative Agent.

		13.2 Delegation of Duties. The Administrative Agent may execute any of its duties under this Agreement and the other Credit Documents by or through agents or attorneys-in-fact and shall be entitled to advice of counsel concerning all matters pertaining to such duties. The Administrative Agent shall not be responsible for the negligence or misconduct of any agents or attorneys in-fact selected by it with reasonable care.

		13.3 Exculpatory Provisions. Neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates shall be (i) liable for any action lawfully taken or omitted to be taken by it or such Person under or in connection with this Agreement or any other Credit Document (except for its or such Person's own gross negligence or willful misconduct) or (ii) responsible in any manner to any of the Banks for any recitals, statements, representations or warranties made by the Company or any officer thereof contained in this Agreement or any other Credit Document or in any certificate, report, statement or other document referred to or provided for in, or received by the Administrative Agent under or in connection with, this Agreement or any other Credit Document or for the value, validity, effectiveness, genuineness, enforceability or sufficiency of this Agreement or any other Credit Document or for any failure of the Company to perform its obligations hereunder or thereunder. The Administrative Agent shall not be under any obligation to any Bank to ascertain or to inquire as to the observance or performance of any of the agreements contained in, or conditions of, this Agreement or any other Credit Document, or to inspect the properties, books or records of the Company.

		13.4 Reliance by Administrative Agent. The Administrative Agent shall be entitled to rely, and shall be fully protected in relying, upon any writing, resolution, notice, consent, certificate, affidavit, letter, cablegram, telegram, telecopy, telex or teletype message, statement, order or other document or conversation believed by it to be genuine and correct and to have been signed, sent or made by the proper Person or Persons and upon advice and statements of legal counsel (including, without limitation, counsel to the Company), independent accountants and other experts selected by the Administrative Agent. The Administrative Agent shall be fully justified in failing or refusing to take any action under this Agreement or any other Credit Document unless it shall first receive such advice or concurrence of the Required Banks or all of the Banks, as may be required hereunder, as it deems appropriate or it shall first be indemnified to its satisfaction by the Banks against any and all liability and expense which may be incurred by it by reason of taking or continuing to take any such action. The Administrative Agent shall in all cases be fully protected from liability to the Banks in acting, or in refraining from acting, under this Agreement and the other Credit Documents in accordance with a request of the Required Banks or all of the Banks, as may be required hereunder, and such request and any action taken or failure to act pursuant thereto shall be binding upon all the Banks and their respective successors and assigns.

		13.5 Notice of Default. The Administrative Agent shall not be deemed to have knowledge or notice of the occurrence of any Default or Event of Default hereunder unless the Administrative Agent has received notice from a Bank or the Company referring to this Agreement, describing such Default or Event of Default and stating that such notice is a "notice of default". In the event that the Administrative Agent receives such a notice, the Administrative Agent shall give notice thereof to the Banks. The Administrative Agent shall take such action with respect to such Default or Event of Default as shall be reasonably directed by the Required Banks or all of the Banks, as may be required hereunder; provided that unless and until the Administrative Agent shall have received such directions, the Administrative Agent may (but shall not be obligated to) take such action, or refrain from taking such action, with respect to such Default or Event of Default as it shall deem advisable in the best interests of the Banks.

		13.6 Non-Reliance on Administrative Agent and Other Banks. Each Bank expressly acknowledges that neither the Administrative Agent nor any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates has made any representations or warranties to it and that no act by the Administrative Agent hereinafter taken, including any review of the affairs of the Company, shall be deemed to constitute any representation or warranty by the Administrative Agent to any Bank.
Each Bank represents to the Administrative Agent that it has, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it has deemed appropriate, made its own appraisal of and investigation into the business, operations, property, financial and other condition and creditworthiness of the Company and made its own decision to make its Loans hereunder and enter into this Agreement and the other Credit Documents to which it is or will be a party. Each Bank also represents that it will, independently and without reliance upon the Administrative Agent or any other Bank, and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit analysis, appraisals and decisions in taking or not taking action under this Agreement and the other Credit Documents, and to make such investigation as it deems necessary to inform itself as to the business, operations, property, financial and other condition and creditworthiness of the Company and its Subsidiaries. Except for notices, reports and other documents expressly required to be furnished to the Banks by the Administrative Agent hereunder, the Administrative Agent shall not have any duty or responsibility to provide any Bank with any credit or other information concerning the business, operations, property, condition (financial or otherwise), prospects or creditworthiness of the Company and its Subsidiaries which may come into the possession of the Administrative Agent and any Issuing Bank or any of its officers, directors, employees, agents, attorneys-in-fact or Affiliates.

		13.7 Indemnification. The Banks agree to indemnify the Administrative Agent and each Issuing Bank in their respective capacities as such (to the extent not reimbursed by the Company and without limiting the obligation of the Company to do so), ratably according to their respective Commitment Percentages in effect on the date on which indemnification is sought under this subsection (or, if indemnification is sought after the date upon which the Commitments shall have terminated and the Loans shall have been paid in full, ratably in accordance with their Commitment Percentages immediately prior to such date), from and against any and all liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind whatsoever which may at any time (including, without limitation, at any time following the payment of the Loans) be imposed on, incurred by or asserted against the Administrative Agent or any Issuing Bank in any way relating to or arising out of this Agreement, any of the other Credit Documents or any documents contemplated by or referred to herein or therein or the transactions contemplated hereby or thereby or any action taken or omitted by the Administrative Agent or any Issuing Bank under or in connection with any of the foregoing; provided that no Bank shall be liable for the payment of any portion of such liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements resulting solely from the Administrative Agent's or Issuing Bank's, as the case may be, gross negligence or willful misconduct. The agreements in this subsection shall survive the payment of the Loans, the Reimbursement Obligations and all other amounts payable hereunder.

		13.8 Administrative Agent in Its Individual Capacity. The Administrative Agent and its Affiliates may make loans to, accept deposits from and generally engage in any kind of business with the Company and any of its Subsidiaries as though the Administrative Agent were not the Administrative Agent hereunder and under the other Credit Documents. With respect to its Loans made or renewed by it and with respect to any Letter of Credit issued or participated in by it, the Administrative Agent shall have the same rights and powers under this Agreement and the other Credit Documents as any Bank and may exercise the same as though it were not the Administrative Agent, and the terms "Bank" and "Banks" shall include the Administrative Agent in its individual capacity.

		13.9 Successor Administrative Agent. The Administrative Agent may resign as Administrative Agent upon 10 days' notice to the Banks; provided that any such resignation shall not be effective until a successor agent has been appointed and approved in accordance with this subsection 13.9, and such successor agent has accepted its appointment. If the Administrative Agent shall resign as Administrative Agent under this Agreement and the other Credit Documents, then the Required Banks shall appoint from among the Banks a successor administrative agent for the Banks, which successor agent shall be approved by the Company (which approval shall not be unreasonably withheld), whereupon such successor administrative agent shall succeed to the rights, powers and duties of the Administrative Agent, and the term "Administrative Agent" shall mean such successor agent effective upon such appointment and approval, and the former Administrative Agent's rights, powers and duties as Administrative Agent shall be terminated, without any other or further act or deed on the part of such former Administrative Agent or any of the parties to this Agreement. After any retiring Administrative Agent's resignation as Administrative Agent, the provisions of this subsection shall inure to its benefit as to any actions taken or omitted to be taken by it while it was Administrative Agent under this Agreement and the other Credit Documents.

		13.10 The Agents and the Arranger; The Collateral Agent. (a) Each Bank acknowledges that the Agents, the Arranger and the Lead
Manager, in such capacities, shall have no duties or responsibilities, and shall incur no liabilities, under this Agreement or the other Credit Documents.

		(b) Each Bank (including each Hedging Bank) acknowledges and confirms that Bankers Trust is Collateral Agent under the Intercreditor Agreement and in such capacity shall have such duties, responsibilities, liabilities, rights and indemnities as are provided for in the Intercreditor Agreement.


	SECTION 14.  MISCELLANEOUS

		14.1 Amendments and Waivers. (a) Neither this Agreement nor any other Credit Document, nor any terms hereof or thereof may be amended, supplemented or modified except in accordance with the provisions of this subsection. The Required Banks may, or, with the written consent of the Required Banks, the Administrative Agent may, from time to time, (i) enter into with the Loan Parties party thereto written amendments, supplements or modifications to this Agreement and the other Credit Documents for the purpose of adding any provisions to this Agreement or the other Credit Documents or changing in any manner the rights of the Banks or of the Loan Parties hereunder or thereunder or (ii) waive, on such terms and conditions as the Required Banks or the Administrative Agent, as the case may be, may specify in such instrument, any of the requirements of this Agreement or the other
Credit Documents or any Default or Event of Default and its consequences; provided, however, that no such waiver and no such amendment, supplement or modification shall (i) reduce the amount or extend the scheduled date of maturity of any Loan or reduce the stated rate of any interest or fee payable hereunder or extend the scheduled date of any payment thereof or increase the aggregate amount or extend the expiration date of any Bank's Commitment, in each case without the consent of each Bank directly affected thereby, or (ii) amend, modify or waive any provision of this subsection or reduce the percentage specified in the definition of Required Banks, or consent to the assignment or transfer by the Company of any of its rights and obligations under this Agreement and the other Credit Documents or amend, modify or waive subsection 7.3(a) or 14.6(a), or release any Subsidiary from its Subsidiary Guarantee or release the Company from the Company Guarantee, in each case without the written consent of all the Banks, or (iii) amend, modify or waive any provision of Section 13 without the written consent of the then Administrative Agent. Any such waiver and any such amendment, supplement or modification shall apply equally to each of the Banks and shall be binding upon the Company, the Foreign Subsidiary Borrowers, the Banks, the Agents, the Administrative Agent and all future holders of the Loans. In the case of any waiver, the Company, the Banks and the Administrative Agent shall be restored to their former position and rights hereunder and under any other Credit Documents, and any Default or Event of Default waived shall be deemed to be cured and not continuing; but no such waiver shall extend to any subsequent or other Default or Event of Default, or impair any right consequent thereon.

		(b) In addition to amendments effected pursuant to the foregoing paragraph (a), Schedules II, III and IV may be amended as follows:

			(i)  	Schedule II will be amended to add Subsidiaries
of the Company as additional Foreign Subsidiary Borrowers upon (A) execution and delivery by the Company, any such Foreign Subsidiary
Borrower and the Administrative Agent, of a Joinder Agreement providing for any such Subsidiary to become a Foreign Subsidiary Borrower, and (B) delivery to the Administrative Agent of (1) if reasonably requested by the Administrative Agent, a Foreign Subsidiary Opinion in respect of such additional Foreign Subsidiary Borrower and (2) such other documents with respect thereto as the Administrative Agent shall reasonably request.

			(ii)  	Schedule II will be amended to remove any
Subsidiary as a Foreign Subsidiary Borrower upon (A) execution and delivery by the Company of a Schedule Amendment providing for such amendment, (b) repayment in full of all outstanding Loans of such Foreign Subsidiary Borrower and (c) cash collateralization of all outstanding Letters of Credit issued for the account of such Foreign Subsidiary Borrower.

			(iii)  	Schedule III will be amended to designate other
Banks as additional or replacement Swing Line Banks or additional
Issuing Banks, upon execution and delivery by the Company, the Administrative Agent and such additional or replacement Swing Line Bank or additional Issuing Bank, as the case may be, of a Schedule Amendment providing for such amendment. In the case of any replacement of a Swing
Line Bank pursuant to a Schedule Amendment, the existing Swing Line Bank replaced pursuant thereto shall cease to be a Swing Line Bank upon the effectiveness of such Schedule Amendment and the repayment of all Swing
Line Loans owing to such replaced Swing Line Bank.

			(iv)  	Schedule III will be amended to change
administrative information (including the Swing Line Rate definition) with respect to Swing Line Banks or Issuing
	Banks, upon execution and delivery by the Company, the Administrative Agent and such Swing Line Bank or Issuing Bank, as the case may be, of a Schedule Amendment providing for such amendment.

			(v)  	Schedule IV will be amended to change
administrative information contained therein (other than any interest rate definition, Funding Time, Payment Time or notice time contained therein) or to add Available Foreign Currencies (and related interest rate definitions and administrative information), upon execution and delivery by the Company and the Administrative Agent of a Schedule Amendment providing for such amendment.

			(vi)  	Schedule IV will be amended to conform any
Funding Time, Payment Time or notice time contained therein to then-prevailing market practices, upon execution and delivery by the Company, the Required Banks and the Administrative Agent of a Schedule Amendment providing for such amendment.

			(vii)  	Schedule IV will be amended to change any
interest rate definition contained therein, upon execution and delivery by the Company, all the Banks and the Administrative Agent of a Schedule Amendment providing for such amendment.

		(c)	The Administrative Agent shall give prompt notice to each
Bank of any amendment effect pursuant to subsection 14.1(b).

		(d)	Notwithstanding the provisions of this subsection 14.1,
any Local Currency Facility may be amended, supplemented or otherwise modified in accordance with its terms so long as after giving effect thereto either (i) such Local Currency Facility ceases to be a "Local
Currency Facility" and (x) the Company so notifies the Administrative
Agent and (y) the Company Guarantee Ratio does not exceed 25% or (ii) the Local Currency Facility continues to meet the requirements of a Local Currency Facility set forth herein.


		14.2 Notices. All notices, requests and demands to or upon the respective parties hereto to be effective shall be in writing
(including by telecopy), and, unless otherwise expressly provided herein, shall be deemed to have been duly given or made when delivered by hand, or five days after being deposited in the mail, postage prepaid, or, in the case of telecopy notice, when received, addressed as follows in the case of the Company, the Foreign Subsidiary Borrowers and the Administrative Agent, and as set forth in Schedule I in the case of the other parties hereto, or to such other address as may be hereafter notified by the respective parties hereto and any future holders of the
Loans:

	The Company:			Arrow Electronics, Inc.
					25 Hub Drive
					Melville, New York  11747
					Attention:  Robert E. Klatell and
					 	Ira M. Birns
					Telecopy:  (516) 391-1683
					Telecopy:  (516) 391-1848

	The Administrative
		Agent:			Chemical Bank
					270 Park Avenue
					New York, New York  10017
					Attention: Robert Gaynor
					Telecopy: (212) 972-0009

	with a copy to:

					Chemical Bank Agent Bank Services
					  Group
					140 East 45th Street
					New York, New York  10017
					Attention:  Maggie Swales
					Telephone No: 212-622-8433
					Fax No:  212-622-0122

	The Collateral
		Agent:			As provided in the Intercreditor Agreement

	The Foreign
		Subsidiary Borrowers:	c/o Arrow Electronics, Inc.
					25 Hub Drive
					Melville, New York  11747
					Attention:  Robert E. Klatell and
					  Ira M. Birns
					Telecopy:  (516) 391-1683
					Telecopy:  (516) 391-1848

; provided that any Notice of Borrowing, Notice of Continuation, Notice of Conversion, Notice of Swing Line Outstandings, Notice of Swing Line Refunding, Notice of Local Currency Outstandings, Notice of Guarantee Ceiling Amount, Notice of Prepayment, Notice of Swing Line or Borrowing, or any notice pursuant to subsections 2.4, 2.5 or 5.2 shall not be effective until received.

		14.3 No Waiver; Cumulative Remedies. No failure to exercise and no delay in exercising, on the part of the Administrative Agent or any Bank, any right, remedy, power or privilege hereunder or under the other Credit Documents shall operate as a waiver thereof; nor shall any single or partial exercise of any right, remedy, power or privilege hereunder preclude any other or further exercise thereof or the exercise of any other right, remedy, power or privilege. The rights, remedies, powers and privileges herein provided are cumulative and not exclusive of any rights, remedies, powers and privileges provided by law.

		14.4 Survival of Representations and Warranties. All representations and warranties made hereunder, in the other Credit Documents and in any document, certificate or statement delivered pursuant hereto or in connection herewith shall survive the execution and delivery of this Agreement and the other Credit Documents and the making of the Loans hereunder and the issuance of Letters of Credit.

		14.5 Payment of Expenses and Taxes. The Company agrees (a) to pay or reimburse the Administrative Agent and the Arranger for all its reasonable out-of-pocket costs and expenses incurred in connection with the development, preparation and execution of, and any amendment, supplement or modification to, this Agreement and the other Credit
Documents and any other documents prepared in connection herewith or therewith, and the consummation and administration of the transactions contemplated hereby and thereby, including, without limitation, the fees and disbursements of counsel to the Administrative Agent and the Arranger, (b) to pay or reimburse each Bank and the Administrative Agent and any Issuing Bank for all its reasonable costs and expenses incurred in connection with the enforcement or preservation of any rights under this Agreement, the other Credit Documents and any such other documents upon the occurrence of an Event of Default, including, without limitation, the fees and disbursements of counsel to the Administrative Agent and to the several Banks and any Issuing Bank, and (c) to pay, indemnify, and hold each Bank, each Agent, the Arranger and the Administrative Agent and any Issuing Bank harmless from, any and all recording and filing fees and any and all liabilities with respect to, or resulting from any delay in paying, stamp, excise and other taxes, if any, which may be payable or determined to be payable in connection with the execution and delivery of, or consummation or administration of any of the transactions contemplated by, or any amendment, supplement or modification of, or any waiver or consent under or in respect of, this Agreement, the other Credit Documents and any such other documents, and
(d) to pay, indemnify, and hold each Bank, each Agent, the Arranger and the Administrative Agent and any Issuing Bank (and their respective directors, officers, employees and agents) (collectively, the "indemnified person") harmless from and against any and all other liabilities, obligations, losses, damages, penalties, actions, judgments, suits, costs, expenses or disbursements of any kind or nature whatsoever with respect to the execution, delivery, enforcement, performance and administration of this Agreement, the other Credit
Documents and any such other documents, including, without limitation, any of the foregoing relating to the use of proceeds of the Loans or the violation of, noncompliance with or liability under, any Environmental
Law applicable to the operations of the Company, any of its Subsidiaries or any of the Properties (it being understood that costs and expenses incurred in connection with the enforcement or preservation of rights under this Agreement and the other Credit Documents shall be paid or reimbursed in accordance with clause (b) above rather than this clause
(d)) (all the foregoing in this clause (d), collectively, the "indemnified liabilities"), provided, that the Company shall have no obligation hereunder to any indemnified person with respect to indemnified liabilities arising from (i) the gross negligence or willful misconduct of such indemnified person or (ii) legal proceedings commenced against the Administrative Agent, any Issuing Bank or any Bank by any security holder or creditor thereof arising out of and based upon rights afforded any such security holder or creditor solely in its capacity as such. Any payments required to be made by the Company under this subsection 14.5 shall be made within 30 days of the demand therefor. The agreements in this subsection shall survive repayment of the Loans and all other amounts payable hereunder.

		14.6  Successors and Assigns; Participations and Assignments.
(a) This Agreement shall be binding upon and inure to the benefit of the Company, the Foreign Subsidiary Borrowers, the Banks, the
Administrative Agent, all future holders of the Loans and their respective successors and assigns, except that no Specified Borrower may assign or transfer any of its rights or obligations under this Agreement without the prior written consent of each Bank.

		(b) Any Bank may, in the ordinary course of its commercial lending business and in accordance with applicable law, at any time sell to one or more banks or other entities ("Participants") participating interests in any Loan owing to such Bank, any Commitment of such Bank or any other interest of such Bank hereunder and under the other Credit Documents. In the event of any such sale by a Bank of a participating interest to a Participant, such Bank's obligations under this Agreement to the other parties to this Agreement shall remain unchanged, such Bank shall remain solely responsible for the performance thereof, such Bank shall remain the holder of any such Loan for all purposes under this Agreement Credit and the other Documents, and the Company, the Foreign Subsidiary Borrowers and the Agent shall continue to deal solely and directly with such Bank in connection with such Bank's rights and obligations under this Agreement and the other Credit Documents. Each of the Company and the Foreign Subsidiary Borrowers agrees that if amounts outstanding under this Agreement are due or unpaid, or shall have been declared or shall have become due and payable upon the occurrence of an Event of Default, each Participant shall be deemed to have the right of setoff in respect of its participating interest in amounts owing under this Agreement to the same extent as if the amount of its participating interest were owing directly to it as a Bank under this Agreement, provided that, in purchasing such participating interest, such Participant shall be deemed to have agreed to share with the Banks the proceeds thereof as provided in subsection 14.7(a) as fully as if it were a Bank hereunder. Each of the Company and the Foreign Subsidiary Borrowers also agrees that each Participant shall be entitled to the benefits of subsections 7.5, 7.6 or 7.8 with respect to its participation in the Commitments and the Loans outstanding from time to time as if it was a Bank; provided that, in the case of subsection
7.6, such Participant shall have complied with the requirements of said subsection and provided, further, that no Participant shall be entitled to receive any greater amount pursuant to any such subsection than the transferor Bank would have been entitled to receive in respect of the amount of the participation transferred by such transferor Bank to such Participant had no such transfer occurred. Each participating interest under this Agreement sold by a Bank to a Participant after the Closing
Date shall be under terms providing that such Participant's rights to consent or withhold consent in respect of actions by such selling Bank under this Agreement shall be limited to such actions that, pursuant to subsection 14.1, require the consent of all the Banks. Each Bank selling or granting a participation shall indemnify the Borrowers and the Administrative Agent for any taxes and liabilities that they may sustain as a result of such Bank's failure to withhold and pay any taxes applicable to payments by such Bank to its participant in respect of such participation.

		(c) Any Bank may, in the ordinary course of its commercial lending business and in accordance with applicable law, at any time and from time to time assign to any Bank or any affiliate thereof or, with the consent of the Administrative Agent and the Company (which shall not be unreasonably withheld), to an additional bank or financial institutions ("an Assignee") all or any part of its rights and obligations under this Agreement and the Loans pursuant to an Assignment and Acceptance, executed by such Assignee, such assigning Bank (and, in the case of an Assignee that is not then a Bank or an affiliate thereof, by the Administrative Agent and the Company) and delivered to the Administrative Agent for its acceptance and recording in the Register; provided that after giving effect to any such assignment, the transferor Bank's aggregate Dollar Equivalent Amount of its Local Currency Bank Maximum Borrowing Amount under all Local Currency Facilities may not exceed its Commitment hereunder. Upon such execution, delivery, acceptance and recording, from and after the effective date determined pursuant to such Assignment and Acceptance, (x) the Assignee thereunder shall be a party hereto and, to the extent provided in such Assignment and Acceptance, have the rights and obligations of a Bank hereunder with a Commitment as set forth therein, and (y) the assigning Bank thereunder shall, to the extent provided in such Assignment and Acceptance, be released from its obligations under this Agreement (and, in the case of an Assignment and Acceptance covering all or the remaining portion of an assigning Bank's rights and obligations under this Agreement, such assigning Bank shall cease to be a party hereto). Notwithstanding anything herein to the contrary, no Assignee shall be entitled to receive any greater amount pursuant to subsections 7.5, 7.6 or 7.8 than the transferor Bank would have been entitled to receive in respect of the amount of the Commitment transferred by such transferor Bank to such Assignee had no such transfer occurred, unless following the date of such assignment, a change in any applicable Requirement of Law or any interpretation thereof shall have occurred which entitles such Assignee to claim additional amounts pursuant to such subsections.

		(d) The Administrative Agent shall maintain at its address referred to in subsection 14.2 a copy of each Assignment and Acceptance delivered to it and a register (the "Register") for the recordation of the names and addresses of the Banks and the Commitment of, and principal amount of the Loans owing hereunder to, each Bank from time to time. The entries in the Register shall be conclusive, in the absence of manifest error, and the Company, the Administrative Agent and the Banks may treat each Person whose name is recorded in the Register as the owner of the Loan recorded therein for all purposes of this Agreement. The Register shall be available for inspection by the Company or any Bank at any reasonable time and from time to time upon reasonable prior notice.

		(e) Upon its receipt of an Assignment and Acceptance executed by an assigning Bank and an Assignee (and, in the case of an Assignee that is not then a Bank or an affiliate thereof, by the Administrative
Agent) together with payment to the Administrative Agent of a registration and processing fee of $3,500, the Administrative Agent shall (i) promptly accept such Assignment and Acceptance and (ii) on the effective date determined pursuant thereto record the information contained therein in the Register and give notice of such acceptance and recordation to the Banks and the Company.

		(f) The Company authorizes each Bank to disclose to any Participant or Assignee (each, a "Transferee") and any prospective Transferee any and all financial information in such Bank's possession concerning the Company and its Affiliates which has been delivered to such Bank by or on behalf of the Company pursuant to this Agreement or which has been delivered to such Bank by or on behalf of the Company in connection with such Bank's credit evaluation of the Company and its Affiliates prior to becoming a party to this Agreement so long as each such prospective Transferee shall execute a confidentiality agreement containing provisions substantially similar to the provisions contained in the next succeeding sentences of this paragraph (f). The Administrative Agent and each Bank shall hold nonpublic information obtained pursuant to the requirements of this Agreement other than information (i) that is, or generally becomes, available to the public,
(ii) that was or becomes available to the Administrative Agent or any Bank on a nonconfidential basis or (iii) that becomes available to the Administrative Agent or any Bank from a Person or other source that is not, to the best knowledge of the Administrative Agent or such Bank, as the case may be, otherwise bound by a confidentiality obligation to the Company, in accordance with its customary procedures for treatment of confidential information and in accordance with safe and sound banking practices and in any event, may make disclosure reasonably required by any Governmental Authority or representative thereof pursuant to subpoena or other legal process or as otherwise required by law, order or regulation. Unless specifically prohibited by applicable law, regulation, rule or court order, the Administrative Agent and each Bank shall notify the Company of any request by any Governmental Authority or representative thereof (other than any such request in connection with an examination of the financial condition of the Administrative Agent or such Bank by such Governmental Authority) for disclosure of such information by the Administrative Agent or such Bank so that any of them may seek an appropriate protective order. Except as may be required by an order of a court of competent jurisdiction and to the extent set forth therein, neither the Administrative Agent nor any Bank shall be obligated or required to return any materials furnished by the Company. Nothing in this paragraph (f) shall prohibit the Administrative Agent or any Bank from disclosing nonpublic information to its examiners, regulators and professional advisors.

		(g) If, pursuant to this subsection, any interest in this Agreement is transferred to any Transferee which is organized under the laws of any jurisdiction other than the United States or any state thereof, the transferor Bank shall cause such Transferee, concurrently with the effectiveness of such transfer, (i) to represent to the transferor Bank (for the benefit of the transferor Bank, the Administrative Agent and the Company) that under applicable law and treaties no United States federal income taxes or United States backup withholding taxes will be required to be withheld by the Administrative Agent or any Specified Borrower or the transferor Bank with respect to any payments to be made to such Transferee in respect of the Loans (excluding any such taxes that would be required to be withheld with respect to any payments made or to be made to such transferor Bank at the time of such transfer had such transfer not occurred), (ii) to furnish to the transferor Bank (and, in the case of any Purchasing Bank registered in the Register, the Administrative Agent and the Company) two copies of each of (x) either United States Internal Revenue Service Form 4224 or United States Internal Revenue Service Form 1001 or successor applicable form, as the case may be (wherein such Transferee claims entitlement to complete exemption from United States federal withholding tax on all payments hereunder), and (y) either United States Internal Revenue Service Form W-8 or W-9 or successor applicable form, as the case may be (wherein such Transferee claims entitlement to complete exemption from United States federal backup withholding tax on all payments hereunder), and (iii) to agree (for the benefit of the transferor Bank, the Administrative Agent and the Company) to provide the transferor Bank (and, in the case of any Purchasing Bank registered in the Register, the Administrative Agent and the Company) a new Form 4224, Form 1001, Form W-8 or Form W-9 or successor applicable form, as the case may be, duly executed and completed by such Transferee, on or before the date that any such form expires or becomes obsolete or after the occurrence of any event (including, without limitation, a change in such Transferee's lending office) requiring a change in the most recent form previously delivered by it to the Company and the Administrative Agent in accordance with applicable United States laws and regulations and amendments and to comply from time to time with all applicable
United States laws and regulations with regard to such withholding tax exemption.

		(h) Nothing herein shall prohibit any Bank from pledging or assigning any Loan to any Federal Reserve Bank in accordance with applicable law.

		14.7 Adjustments; Set-off. (a) If any Bank (a "benefitted Bank") shall at any time receive any payment of all or part of its Loans or the Reimbursement Obligations then due and owing to it, or interest thereon, or receive any collateral in respect thereof (whether voluntarily or involuntarily, by set-off, pursuant to events or proceedings of the nature referred to in Section 12(h), or otherwise), in a greater proportion than any such payment to or collateral received by any other Bank, if any, in respect of such other Bank's Loans or the Reimbursement Obligations then due and owing to it, or interest thereon, such benefitted Bank shall purchase for cash from the other Banks a participating interest in such portion of each such other Bank's Loan or the Reimbursement Obligations owing to it, or shall provide such other
Banks with the benefits of any such collateral, or the proceeds thereof, as shall be necessary to cause such benefitted Bank to share the excess payment or benefits of such collateral or proceeds ratably with each of the Banks; provided, however, that if all or any portion of such excess payment or benefits is thereafter recovered from such benefitted Bank, such purchase shall be rescinded, and the purchase price and benefits returned, to the extent of such recovery, but without interest. Each of the Company and the Foreign Subsidiary Borrowers agrees that each Bank so purchasing a portion of another Bank's Loan may exercise all rights of payment (including, without limitation, rights of set-off) with respect to such portion as fully as if such Bank were the direct holder of such portion.

		(b) In addition to any rights and remedies of the Banks provided by law, each Bank shall have the right, without prior notice to the Company or any Foreign Subsidiary Borrower, any such notice being expressly waived by the Company and the Foreign Subsidiary Borrowers to the extent permitted by applicable law, upon any amount becoming due and payable by the Company hereunder or under this Agreement or the other Credit Documents (whether at the stated maturity, by acceleration or otherwise) to set-off and appropriate and apply against such amount any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by such Bank or any branch or agency thereof to or for the credit or the account of the Company or such Foreign Subsidiary Borrower, as the case may be. Each Bank agrees promptly to notify the Company and the Administrative Agent after any such set-off and application made by such Bank, provided that the failure to give such notice shall not affect the validity of such set-off and application.

		14.8 Power of Attorney. Each Foreign Subsidiary Borrower hereby grants to the Company an irrevocable power of attorney to act as its attorney-in-fact with regard to matters relating to this Agreement, the Applications and each other Credit Document, including, without limitation, execution and delivery of any amendments, supplements, waivers or other modifications hereto or thereto, receipt of any notices hereunder or thereunder and receipt of service of process in connection herewith or therewith. Each Foreign Subsidiary Borrower hereby explicitly acknowledges that the Administrative Agent and each Bank has executed and delivered this Agreement and each other Credit Document to which it is a party, and has performed its obligations under this Agreement and each other Credit Document to which it is a party, in reliance upon the irrevocable grant of such power of attorney pursuant to this subsection 14.8. The power of attorney granted by each Foreign Subsidiary Borrower hereunder is coupled with an interest.

		14.9 Judgment. (a) If for the purpose of obtaining judgment in any court it is necessary to convert a sum due hereunder in one currency into another currency, the parties hereto agree, to the fullest extent that they may effectively do so, that the rate of exchange used shall be that at which in accordance with normal banking procedures the Administrative Agent could purchase the first currency with such other currency on the Business Day preceding the day on which final judgment is given.

		(b)	The obligation of the Company or any Foreign Subsidiary
Borrower in respect of any sum due to any Bank or the Administrative
Agent hereunder shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than that in which such sum is denominated in accordance with the applicable provisions of this Agreement or the other
Credit Documents (the "Agreement Currency"), be discharged only to the extent that on the Business Day following receipt by such Bank or the Administrative Agent (as the case may be) of any sum adjudged to be so due in the Judgment Currency such Bank or the Administrative Agent (as the case may be) may in accordance with normal banking procedures purchase the Agreement Currency with the Judgment Currency; if the amount of the Agreement Currency so purchased is less than the sum originally due to such Bank or the Administrative Agent (as the case may be) in the Agreement Currency, the Company or such Foreign Subsidiary
Borrower (as the case may be) agrees, as a separate obligation and notwithstanding any such judgment, to indemnify such Bank or the Administrative Agent (as the case may be) against such loss, and if the amount of the Agreement Currency so purchased exceeds the sum originally due to any Bank or the Administrative Agent (as the case may be), such Bank or the Administrative Agent (as the case may be) agrees to remit to the Company or such Foreign Subsidiary Borrower (as the case may be) such excess.

		14.10 Counterparts. This Agreement may be executed by one or more of the parties to this Agreement on any number of separate counterparts (including by telecopy), and all of said counterparts taken together shall be deemed to constitute one and the same instrument. A set of the copies of this Agreement signed by all the parties shall be lodged with the Company and the Administrative Agent.

		14.11 Severability. Any provision of this Agreement which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

		14.12 Integration. This Agreement and the other Credit Documents represent the agreement of the Company, the Foreign Subsidiary Borrowers, the Agents, the Administrative Agent and the Banks with respect to the subject matter hereof, and there are no promises, undertakings, representations or warranties by the Administrative Agent or any Bank relative to subject matter hereof not expressly set forth or referred to herein or in the other Credit Documents.

		14.13 GOVERNING LAW. THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS (OTHER THAN ANY LOCAL CURRENCY FACILITY) AND THE RIGHTS AND OBLIGATIONS OF THE PARTIES UNDER THIS AGREEMENT AND THE OTHER CREDIT DOCUMENTS (OTHER THAN ANY LOCAL CURRENCY FACILITY) SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAW OF THE STATE
OF NEW YORK.

		14.14 Submission To Jurisdiction; Waivers. (a) Each of the Company and the Foreign Subsidiary Borrowers hereby irrevocably and unconditionally:

		(i) submits for itself and its property in any legal action or proceeding relating to this Agreement and the other Credit Documents to which it is a party, or for recognition and enforcement of any judgement in respect thereof, to the non-exclusive general jurisdiction of the Courts of the State of New York, the courts of the United States of America for the Southern District of New York, and appellate courts from any thereof;

		(ii) consents that any such action or proceeding may be brought in such courts and waives any objection that it may now or hereafter have to the venue of any such action or proceeding in any such court or that such action or proceeding was brought in an inconvenient court and agrees not to plead or claim the same;

		(iii) agrees that service of process in any such action or proceeding may be effected by mailing a copy thereof by registered or certified mail (or any substantially similar form of mail), postage prepaid, to the Company at its address set forth in subsection 14.2 or at such other address of which the Administrative Agent shall have been notified pursuant thereto;

		(iv) agrees that nothing herein shall affect the right to effect service of process in any other manner permitted by law or shall limit the right to sue in any other jurisdiction; and

		(v) waives, to the maximum extent not prohibited by law, any right it may have to claim or recover in any legal action or proceeding referred to in this subsection any special, exemplary, punitive or consequential damages.

		(b) Each Foreign Subsidiary Borrower hereby irrevocably appoints the Company as its agent for service of process in any proceeding referred to in subsection 14.14(a) and agrees that service of process in any such proceeding may be made by mailing or delivering a copy thereof to it care of the Company at its address for notice set forth in subsection 14.2.

		14.15 Acknowledgements. Each of the Company and the Foreign Subsidiary Borrowers hereby acknowledges that:

		(a) it has been advised by counsel in the negotiation, execution and delivery of this Agreement and the other Credit Documents;

		(b) none of the Agents, the Administrative Agent, the Collateral Agent or any Bank has any fiduciary relationship with or duty to the Company and the Foreign Subsidiary Borrowers arising out of or in connection with this Agreement or any of the other Credit Documents, and the relationship between the Agents, the Administrative Agent, the Collateral Agent and the Banks, on one hand, and the Company and the Foreign Subsidiary Borrowers, on the other hand, in connection herewith or therewith is solely that of debtor and creditor; and

		(c) no joint venture is created hereby or by the other Credit Documents or otherwise exists by virtue of the transactions contemplated hereby among the Banks or among the Company and the Foreign Subsidiary Borrowers and the Banks.

		14.16 WAIVERS OF JURY TRIAL. THE COMPANY, THE FOREIGN SUBSIDIARY BORROWERS, THE AGENTS, THE ADMINISTRATIVE AGENT, THE COLLATERAL AGENT AND THE BANKS HEREBY IRREVOCABLY AND UNCONDITIONALLY WAIVE TRIAL BY JURY IN ANY LEGAL ACTION OR PROCEEDING RELATING TO THIS AGREEMENT OR ANY OTHER CREDIT DOCUMENT AND FOR ANY COUNTERCLAIM THEREIN.

		IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered by their proper and duly authorized officers as of the day and year first above written.


ARROW ELECTRONICS, INC.


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW ELECTRONICS DISTRIBUTION GROUP EUROPE B.V.


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW ELECTRONICS GmbH


By:/s/  Robert E. Klatell
   Title: Vice-President

SPOERLE ELECTRONIC
HANDELSGESELLSCHAFT mbH & CO.


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW ELECTRONICS (UK) LTD.


By:/s/  Robert E. Klatell
   Title: Vice-President

MICROPROCESSOR AND MEMORY DISTRIBUTION LTD.


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW-EXATEC A/S


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW-FIELD OY


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW-TH:S ELEKTRONIK AB


By:/s/  Robert E. Klatell
   Title: Vice-President


ARROW-TAHONIC A/S


By:/s/  Robert E. Klatell
   Title: Vice-President




COMPONENTS AGENT LTD.


By:/s/  Robert E. Klatell
   Title: Vice-President

TEXNY GLORYTACT (HK) LIMITED


By:/s/  Robert E. Klatell
   Title: Vice-President

ARROW ELECTRONIQUE S.A.


By:/s/  Robert E. Klatell
   Title: Vice-President

MEGACHIP S.A.


By:/s/  Robert E.  Klatell
   Title: Vice-President

CHEMICAL SECURITIES INC., as Arranger


By:/s/  Elizabeth F. Allen
   Title: Vice-President


CHEMICAL BANK, as Administrative Agent, as an Agent and as a Bank


By:/s/  Robert K. Gaynor
   Title: Vice-President

ABN AMRO BANK NV NEW YORK BRANCH


By:/s/  Ann Schwalbenberg
   Title: Vice-President

By:/s/  Laura G. Fazio
   Title: Vice-President

BANCA COMMERCIALE ITALIANA


By:/s/  Edward C. Bermant     Julia M. Welch
   Title:  FVP	   		AVP


BANCA POPOLARE DI MILANO


By:/s/  Anthony Franco       Esperanza Quintero
   Title:  FVP & General Manager      VP


BANK OF MONTREAL


By:/s/  W.T. Calder
   Title:  Director


THE BANK OF NEW YORK


By:/s/  William A. Kerr
   Title:  Vice President


BANK OF NOVA SCOTIA


By:/s/  John W. Campbell
   Title:  Unit Head


BANKERS TRUST COMPANY, as an Agent, as Collateral Agent and as a Bank


By:/s/  Edward G. Benedict
   Title:  Vice President


BANQUE NATIONALE DE PARIS


By:/s/  Richard L. Sted
   Title:  Senior Vice President


By:/s/  Richard Pace
   Title:  Assistant Vice President


BAYERISCHE LANDESBANK, CAYMAN ISLANDS BRANCH


By:/s/  Karl-Heinz Wallner
   Title:  Senior VP and Manager of Operations and Administration


By:/s/  Peter Obermann
   Title:  Senior VP, Manager Lending Division


BAYERISCHE VEREINSBANK AG, NEW YORK BRANCH


By:/s/  Ernst Luthi
   Title:  Senior Vice President


By:/s/  Ramon Espinosa
   Title:  Credit Analyst


BHF-BANK AG


By:/s/  Linda Pace          Perry Foreman
   Title:  VP		 Assistant VP


CARIPLO-CASSA DI RISPARMIO DELLE PROVINCIE LOMBARDE S.P.A.


By:/s/  Anthony F. Giobbi
   Title:  Vice President


By:/s/  Bernato Bassi
   Title:  First Vice President


CHASE MANHATTAN BANK


By:/s/  Sal Trifilletti
   Title:  Vice President


CREDIT INDUSTRIEL ET COMMERCIAL (CIC PARIS)


By:/s/  Robert Gaynor
  Title:  Attorney-in-fact


CREDIT LYONNAIS NEW YORK BRANCH


By:/s/  Mark Campellone
   Title:  Vice President


CREDIT LYONNAIS CAYMAN ISLAND BRANCH


By:/s/  Mark Campellone
  Title:  Authorized Signature


DEN DANSKE BANK AKTIESELSKAB, CAYMAN ISLANDS BRANCH


By:/s/  Mogens Sondergaard
   Title:  Vice President


By:/s/  John O'Neill
   Title:  Vice President


DEUTSCHE BANK AG


By:/s/  Jean M. Hannigan	J. Tracy Mehr
  Title:  Assistant VP		Vice President


THE FIRST NATIONAL BANK OF CHICAGO

By:/s/  Steven Kim
   Title:  Corporate Banking Officer


MIDLAND BANK PLC, NEW YORK BRANCH

By:/s/  Rochelle Forster
   Title:  Vice President

LTCB TRUST COMPANY


By:/s/  Rene O. LeBlanc
   Title:  Senior Vice President


NATWEST BANK N.A., as Lead Manager and as a Bank


By:/s/  Stephan Ramerini
   Title:  Vice President


NATIONAL WESTMINSTER BANK AG


By:/s/  Barbara Bauer    Bruno Oestreicher
   Title:  Asst. Mgr.    Sr. Asst. Mgr.


NATIONSBANK OF TEXAS, N.A.


By:/s/  Yousuf Omar
   Title:  Senior Vice President


PNC BANK, NATIONAL ASSOCIATION


By:/s/  Tom Partridge
   Title:  Commercial Banking Officer


THE SANWA BANK, LIMITED, NEW YORK BRANCH


By:/s/  Jean-Michel Fatovic
   Title:  Vice President


SHAWMUT BANK, N.A.


By:/s/  Olaperi Onipede
   Title:  Director, Electronics/Technology


SOCIETE GENERALE


By:/s/  Gordon Saint-Denis
   Title:  Vice President


STANDARD CHARTERED BANK


By:/s/  Stephen H. Wahl
   Title:  Vice President

	SCHEDULE I




	BANKS AND COMMITMENTS



Banks							                                Commitment
---------------------------------------				---------------------
Chemical Bank 						                       $30,000,000.00
c/o Chemical Securities Inc.
270 Park Avenue
New York, New York  10017
Attention:   Robert Gaynor
Telephone:  (212) 270-3838
Telecopy:    (212) 972-0009

ABN AMRO Bank NV New York Branch			              $16,000,000.00
500 Park Avenue
New York, New York  10022
Attention:   Mr. Clarke Moody
Telephone:  (212) 446-4142
Telecopy:   (212) 832-7129

Banca Commerciale Italiana				                   $16,000,000.00
One William Street
New York, New York  10004
Attention:   Mr. Charles Dougherty
Telephone:  (212) 607-3656
Telecopy:    (212) 809-2124

Banca Popolare di Milano				                     $16,000,000.00
375 Park Avenue
New York, New York 10152
Attention:   Mr. Nicholas Cinosi
Telephone:  (212) 758-5040
Telecopy:    (212) 838-1077

The Bank of Montreal					                        $16,000,000.00
430 Park Avenue
New York, New York  10022
Attention:   Mr. Tom Brino
Telephone:  (212) 605-1666
Telecopy:    (212) 605-1455

The Bank of New York			                       		$16,000,000.00
One Wall Street
8th Floor
New York, New York  10286
Attention:   Mr. Roger Grossman
Telephone:  (212) 635-1309
Telecopy:    (212) 635-1480

The Bank of Nova Scotia				                     $16,000,000.00
One Liberty Plaza
New York, New York  10006
Attention:   Mr. Dan Foote
Telephone:  (212) 225-5012
Telecopy:    (212) 225-5090

Bankers Trust					                            	$30,000,000.00
One Bankers Trust Plaza, 23rd Floor
New York, New York  10006
Attention:   Mr. Ned Benedict
Telephone:  (212) 250-3708
Telecopy:    (212) 250-6815

Banque Nationale de Paris                    		$16,000,000.00
499 Park Avenue
New York, New York  10022-1278
Attention:   Mr. Richard Pace
Telephone:  (212) 415-9720
Telecopy:    (212) 415-9606

Bayerische Landesbank                     				$16,000,000.00
560 Lexington Avenue
New York, New York  10022
Attention:   Ms. Joanne Cicino
Telephone:  (212) 310-9834
Telecopy:    (212) 310-9868

Bayerische Vereinsbank AG                 				$16,000,000.00
335 Madison Avenue, 19th Floor
New York, New York  10017
Attention:   Ms. Marianne Weinzinger
Telephone:  (212) 210-0352
Telecopy:    (212) 880-9724

BHF-Bank AG	                             					$16,000,000.00
590 Madison Avenue
New York, New York  10022
Attention:   Ms. Linda Pace
Telephone:  (212) 756-5915
Telecopy:    (212) 756-5536

CARIPLO-Cassa di Risparmio delle	           		$16,000,000.00
  Provincie Lombarde S.p.A.
10 East 53rd Street
New York, New York  10022
Attention:   Mr. Anthony F. Giobbi
Telephone:  (212) 527-8737
Telecopy:    (212) 527-8777

Chase Manhattan Bank                    					$16,000,000.00
1 Greeway Plaza
135 Pinelawn Road
Melville, New York  11747
Attention:   Mr. Gary Olson
Telephone:  (212) 753-9670
Telecopy:    (212) 753-0878

Credit Industriel Et Commercial (CIC Paris)		$16,000,000.00
57, rue de la Victoire
75009 Paris
Attention:   Mr. Steve Francis
Telephone:  (1) 45.96.90.04
Telecopy:	(1) 45.96.90.11 or 90.71

Credit Lyonnais New York Branch	           		$16,000,000.00
Credit Lyonnais Cayman Island Branch
1301 Avenue of the Americas
New York, New York  10019
Attention:   Mr. Mark Campellone
Telephone:  (212) 261-7120
Telecopy:    (212) 459-3176

Den Danske Bank Aktieselskab,             			$16,000,000.00
  Cayman Islands Branch
280 Park Avenue
4th Floor - East Building
New York, New York  10017
Attention:   Mr. Mogens Sondergard
Telephone:  (212) 984-8472
Telecopy:    (212) 370-9239

Deutsche Bank AG		                       			$16,000,000.00
31 West 52nd Street, 24th Floor
New York, New York  10019
Attention:   Mr. Gregory Hill
Telephone:  (212) 474-8240
Telecopy:    (212) 474-82 12

The First National Bank of Chicago	         	$16,000,000.00
153 West 51st Street, Mail Suite 4000
New York, New York  10019
Attention:   Mr. James Peterson
Telephone:  (212) 373-1108
Telecopy:    (212) 373-1388

Hong Kong Bank					                          $16,000,000.00
140 Broadway, 4th Floor
New York, New York  10005
Attention:   Ms. Rochelle Forster
Telephone:  (212) 658-5114
Telecopy:    (212) 658-5109

The Long-Term Credit Bank of Japan, Ltd.	   	$16,000,000.00
165 Broadway, 49th Floor
New York, New York  10006
Attention:   Ms. Laura Buckley
Telephone:  (212) 335-4518
Telecopy:    (212) 608-2371

NatWest Bank N.A. 	                      				$24,000,000.00
190 Vanderbilt Motor Parkway
Hauppauge, New York  11788
Attention:   Mr. Stephen Ramerini
Telephone:  (516) 436-2021
Telecopy:    (516) 436-2030

National Westminster Bank AG	             			$16,000,000.00
Postfach, P.O. Box 11 10 51
60045 Frankfurt am Main, Germany
Attention:   Ms. Barbara Bauer
Telephone:  011-49-69-17006-223
Telecopy:	011-49-69-17006-335

NationsBank of Texas, N.A.	               			$16,000,000.00
901 Main Street, 67th Floor
Dallas, Texas  75283-1000
Attention:   Mr. Yousuf Omar
Telephone:  (214) 508-3347
Telecopy:    (214) 508-0980

PNC Bank, National Association	           			$16,000,000.00
335 Madison Avenue
New York, New York 11017
Attention:   Mr. Tom Partridge
Telephone:  (212) 557-5356
Telecopy:    (212) 557-5461

The Sanwa Bank, Limited,				                 $16,000,000.00
  New York Branch
55 East 52nd Street
New York, New York  10055
Attention:   Mr. Jean-Michel Fatovic
Telephone:  (212) 339-6397
Telecopy:    (212) 754-1304

Shawmut Bank, N.A.			                      		$16,000,000.00
One Federal Street
Boston, Massachusetts  02211
Attention:   Ms. Peri Onipede
Telephone:  (617) 292-4048
Telecopy:    (617) 292-3241

Societe Generale		                       			$16,000,000.00
1221 Avenue of the Americas
New York, New York 10020
Attention:   Mr. Gordon Saint-Denis
Telephone:  (212) 278-7141
Telecopy:    (212) 278-7430

Standard Chartered Bank                				$16,000,000.00
160 Water Street
New York, New York  10038-4995
Attention:   Mr. Stephen H. Wahl
Telephone:  (212) 612-0469
Telecopy:    (212) 612-0225

Schedule II
										page 1 of 4
	FOREIGN SUBSIDIARY BORROWERS


Name and Address				   	                                 	Jurisdiction of
                                                    								Incorporation
----------------------------------------------------	        	------

Arrow Electronics Distribution Group Europe B.V.	        	Netherlands
c/o Executive Management Trustmij B.V.
Drentestraat 20
1083 HK Amsterdam
The Netherlands
p 020-549-7777
f 020-661-0654

Arrow Electronics GmbH					                               Germany
Max-Planck StraBe 1-3
D-63303 Dreieich
Germany
p 49-6103-30-40
f 49-6103-35465

Spoerle Electronic Handelsgesellschaft mbH & Co.		        Germany
Max-Planck StraBe 1-3
D-63303 Dreieich
Germany
p 49-6103-30-40
f 49-6103-35465

Arrow Electronics (UK) Ltd.					                         England
St. Martins Business Centre
Cambridge Road
Bedford, MK42 OLF
England
p 011-44-1-234-270-272
f 011-44-1-234-211-434


Schedule II
										page 2 of 4

	FOREIGN SUBSIDIARY BORROWERS


Name and Address					                   	           Jurisdiction of
                                     								         Incorporation
-------------------------------------               ---------------
Microprocessor and Memory Distribution Ltd.	      		England
3 Bennet Court
Bennet Road, Reading
Berkshire, RG2 OQX
England
p 011-44-734-313-232
f 011-44-734-313-255

Arrow-Exatec A/S					                              	Denmark
Mileparken 20E
DK-2740 Skovlunde
Denmark
p 45-44-92-70-00
f 45-44-92-60-20

Arrow-Field OY					                               		Finland
Niittyl@ntie 5
SF-00620, Helsinki
Finland
p 011-358-2-777-571
f 011-358-0-798-853

Arrow-TH:s Elektronik AB					                       Sweden
Arrendev@gen 36
Box 3027
S-16303 Spaga
Sweden
p 46-8-36-2970
f 46-8-761-3065


Schedule II
										page 3 of 4
	FOREIGN SUBSIDIARY BORROWERS

                                                								Jurisdiction of
	Name and Address					                                    Incorporation
---------------------------------------------         		------------------
Arrow-Tahonic A/S				                                 		Norway
Sagveien 17
PO Box 4554 Torshov
0404 Oslo
Norway
p 47-2-237-6020
f 47-2-237-4140

Components Agent Limited					                          Hong Kong
36/F Metroplaza, Tower 1
Hing Fong Road, Kwai Chung
Hong Kong
p 011-852-922-02388
f 011-852-487-1268

Texny Glorytact (HK) Limited	                      				Hong Kong
Unit M, 6/F., Kaiser Estate
Phase 3, 11 Hok Yuen Street
Hunghom, Kowloon
Hong Kong
p 011-852-765-0118
f 011-852-765-0557

Arrow Electronique S.A.		                         				France
73/39, rue des Solets
Silic 585
94663 Rungis Cedex
France
p 011-33-1-49-78-49-78
f 011-33-1-49-78-05-96

Megachip S.A.			                                 				France
7, avenue du Canada
Z.A. Courtaboeuf
91966 LES ULIS cPdex
France
p 33-1-69-29-04-04
f 33-1-69-29-00-39

Schedule III

	CERTAIN INFORMATION CONCERNING SWING LINE
	LOANS AND LETTERS OF CREDIT


I.	Issuing Banks and Issuing Offices

Name of Issuing Bank	        	Issuing Office		        Currencies
----------------------       	----------------       	----------------
Chemical Bank			              55 Water Street	  	    	All Available
                          				17th Floor			           Foreign Currencies
				                          New York, New York 10041
			                          	Attention:  Standby Letter
			                                       	of Credit Dept.
		                          		Telecopy:  (212) 363-5656

Bayerische Vereinsbank AG    	335 Madison Avenue     		U.S.Dollars
New York Branch	             	19th Floor 	           		Deutsche Marks
			                          	New York, NY  10017	    	Hong Kong Dollars
		                          		Attn:  Letter of Credit		French Francs
                                  				Dept.	        			Danish Kroner
			                          	Telecopy: (212) 210-0330	Dutch Guilder
				                                               				Pounds Sterling

Standard Chartered Bank      	9/F Parklane Square    		All Available
		                          		Chiwan Tower,	         		Foreign Currencies
	                          			1 Kimberly Road
                          				Tsimshatsui, Kowloon,
                          				Hong Kong
                          				Phone: 011-852-2378-6771
			                          	Telecopy:  011-852-2376-1144

Banque Nationale de Paris    	200 Liberty Street      	All Available
			                          	20th Floor	            		Foreign Currencies
			                          	World Financial Center
			                          	Tower A
                          				New York, New York 10281
                          				Attention:  Standby Letter
                                				      of Credit Section
                          				Telecopy:  (212) 978-1669



I.	Issuing Banks and Issuing Offices (con=t)

Name of Issuing Bank	       	Issuing Office	           		Currencies
---------------------------------	--------------------			----------------
Bank of New York	           	One Wall Street	          		All Available
			                         	8th Floor                			Foreign Currencies
			                         	NY Corporate Division
                         				New York, New York 10286
                         				Phone: (212) 635-1311
                         				Telecopy: (212) 635-1480


II.	Swing Line Loans

                                                                   Dollar
                                                                   Equivalent
                                                                   Amount of
                                                                   Swing Line
Name of Borrower  	          	Swing Line Bank 	Swing Line Currency  Limit
----------------              --------------   -------------------  -------
Arrow Electronics, Inc.    	 	Chemical Bank    		U.S. Dollars      	$10,000,000

Components Agent Limited/    	Standard Chartered	Hong Kong Dollar/  $ 5,000,000
 Texny Glorytact (HK) Limited Bank 	            	U.S. Dollars

Arrow -Exatec A/S		           Den Danske Bank	   Danish Kroner    		$ 6,000,000

Arrow Electronique S.A./     	Credit Industriel 	French Franc     		$13,000,000
  Megachip S.A.	            		et Commercial

Spoerle Electronic	          	BHF Bank	         	Deutschemarks    		$ 5,000,000
  Handelsgesellschaft
  mbH & Co.

Arrow Electronics (UK) Ltd.  	NatWest Bank  N.A.	Pounds Sterling  		$11,000,000
							U.S. Dollars

III.	Swing Line Lenders -- Addresses of Lending Offices

Berliner Handels-und Frankfurter Bank AG
Neue Mainzer Strasse 74
D-60311 Frankfurt am Main
Germany
Attn:  Hansjorg Burk
phone:  011-49-69-718-2523
telecopy:  011-49-69-718-3131

Chemical Bank
270 Park Avenue
New York, NY  10017
Attention:  Robert Gaynor
phone:  212-270-3838
telecopy:  212-972-0009

Credit Industriel et Commercial
57 rue de la Victoire
Paris France 75009
Attn:  Stephen Francis
phone:  011-331-4596-9004
telecopy:  011-331-4596-9011

Den Danske Bank


[ to be agreed ]

NatWest Bank N.A.
190 Vanderbilt Motor Parkway
Hauppauge, NY  11788
Attn:  James Thompson
phone:  516-436-2043
telecopy:  516-436-2030

Standard Chartered Bank
9/F Parklane Square
Chiwan Tower, 1 Kimberly Road
Tsimshatsui, Kowloon, Hong Kong
phone:  011-852-2378-6771
telecopy:  011-852-2376-1144

									SCHEDULE IV


				ADMINISTRATIVE SCHEDULE





I.  COMMITTED RATE LOANS


	A.  Interest Rates for Each Currency

	Dollars:

		1.  Committed Rate ABR Loans:  ABR

		2.  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Dollars for a period beginning on the first day of such Interest Period and ending on the last day of such Interest
Period which appears on the Telerate Page 3750 (or, if no such quotation appears on such Telerate Page, on the appropriate Reuters
Screen) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Danish Kroner:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Danish Kroner for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Reuters Screen DKNH (or, if no such quotation appears on such Reuters Screen, on the appropriate
Telerate Page) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Deutsche Marks:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Deutsche Marks for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Telerate Page 3750 (or, if no such quotation appears on such Telerate Page, on the appropriate
Reuters Screen) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	French Francs:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in French Francs for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Telerate Page 3740 (or, if no such quotation appears on such Telerate Page, on the appropriate
Reuters Screen) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Sterling:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate per annum equal to the average (rounded upward to the nearest
1/16th of 1%) of the rates at which Chemical Bank is offered deposits in Sterling in the Paris interbank market at or about 11:00 A.M., Paris time, on the Quotation Day for such Interest Period for delivery on the first day of such Interest Period for the number of days comprised therein and in an amount comparable to Chemical Bank's
Borrowing Percentage of the applicable Committed Rate Loan.

	Hong Kong Dollars:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Hong Kong Dollars for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Reuters Screen HIBO (or, if no such quotation appears on such Reuters Screen, on the appropriate
Telerate Page) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Norwegian Kroner:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Norwegian Kroners for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Telerate Page 20818 (or, if no such quotation appears on such Telerate Page, on the appropriate
Reuters Screen) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Finnish Markka:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Finnish Markka for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Reuters Screen SPFB (or, if no such quotation appears on such Reuters Screen, on the appropriate
Telerate Page) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.


	Swedish Kroner:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Swedish Kroners for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Reuters Screen SIOR (or, if no such quotation appears on such Reuters Screen, on the appropriate
Telerate Page) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.

	Dutch Guilder:

		  Committed Rate Eurocurrency Loans:

			for any Interest Period in respect of any Tranche, the rate for deposits in Dutch Guilders for a period beginning on the first day of such Interest Period and ending on the last day of such Interest Period which appears on the Telerate Page 3740 (or, if no such quotation appears on such Telerate Page, on the appropriate
Reuters Screen) as of 11:00 a.m., London time, on the Quotation Day for such Interest Period.

	B.	Funding Office, Funding Time, Payment Office, Payment Time
for Each Currency.

	Dollars (If Specified Borrower is the Company):

		1.  Funding Office:	Chemical Bank
					270 Park Avenue
					New York, New York

		2.  Funding Time:  	11:00 A.M., New York time for Eurocurrency Loans
					1:00  P.M., New York time for ABR Loans

		3.  Payment Office: 	Chemical Bank
					270 Park Avenue
					New York, New York

		4.  Payment Time:   	12:00 Noon, New York time.


	Dollars (If Specified Borrower is a Foreign Subsidiary Borrower):

		1.  Funding Office: 	Chemical Investment Bank Limited
					Account of:	Chemical Investment
							 Bank Limited
					Account No:	CHAPS 40 52 06
					125 London Wall
					London EC2Y 5AJ

		2.  Funding Time:  	11:00 A.M., New York time for Eurocurrency Loans
					1:00  P.M., New York time for ABR Loans

		3.  Payment Office: 	Chemical Investment Bank Limited
					Account of:  Chemical Investment
							Bank Limited
					Account No:  CHAPS 40 52 06
					125 London Wall
					London EC2Y 5AJ

		4.  Payment Time:   12:00 Noon, London time.

	Danish Kroner:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	5000001963
					Unibank Populaires
					Copenhagen

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	5000001963
					Unibank Populaires
					Copenhagen

		4.  Payment Time:   11:00 A.M., local time.

	Deutsche Marks:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	0101-080002101
					Chemical Bank
					Frankfurt

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	0101-080002101
					Chemical Bank
					Frankfurt

		4.  Payment Time:   11:00 A.M., local time.


	French Francs:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	905 01735
	 				Caisse Centrale des Banques
					Paris

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	905 01735
	 				Caisse Centrale des Banques
					Paris

		4.  Payment Time:   11:00 A.M., local time.


	Sterling:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	CHAPS 40 52 06
					Chemical Bank
					125 London Wall
					London EC2Y 5AJ

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	CHAPS 40 52 06
					Chemical Bank
					125 London Wall
					London EC2Y 5AJ

		4.  Payment Time:   11:00 A.M., local time.


	Hong Kong Dollars:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited London
			Account No:	0001-039230103
					Chemical Bank
					Hong Kong

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	0001-0392301
					Chemical Bank
				       Hong Kong

		4.  Payment Time:  11:00 A.M., local time.


	Norwegian Kroner:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	110100334350
					Chemical Bank
					Norge A/S, Oslo


		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	110100334350
					Chemical Bank
				 	Norge A/S, Oslo

		4.  Payment Time:  11:00 A.M., local time.


	Finnish Markka:

		1.  Funding Office:
			Account of:	Chemical Bank, London [Swift CHEMGB2L]
					for further favour Chemical Investment Bank
					Limited Account No:	20006700145116
					Merita Bank, Helsinki [Swift UNITFIHH]


		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Bank, London [Swift CHEMGB2L]
					for further favour Chemical Investment Bank
					Limited
			Account No:	20006700145116
					Merita Bank, Helsinki [Swift UNITFIHH]

		4.  Payment Time:  11:00 A.M., local time.

	Swedish Kroner:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	5201-8519395
					Skandinaviska Banken Enskllda Banken,
					Stockholm

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	5201-8519395
					Skandinaviska Banken Enskllda Banken,
					Stockholm

		4.  Payment Time:  11:00 A.M., local time.

	Dutch Guilder:

		1.  Funding Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	540419400
					ABN/Amro Bank NV
					Nederlandsche, Amsterdam

		2.  Funding Time:  11:00 A.M., local time.

		3.  Payment Office:
			Account of:	Chemical Investment Bank Limited
			Account No:	540419400
					ABN/Amro Bank NV
					Nederlandsche, Amsterdam

		4.  Payment Time:  11:00 A.M., local time.


	C.	Notice of Borrowing:

	Dollars (If Specified Borrower is the Company):

		1.  Deliver to:  	Chemical Bank Agent Bank Services Group
					140 East 45th Street
					New York, New York 10017
					Attention:  Maggie Swales
					Telephone No: 212-622-8433
					Fax No:  212-622-0122

		2.  Time:
			(i) ABR Loans--Not later than 12:00 Noon, New York City time, on the Borrowing Date

			(ii)  Eurocurrency Loans--Not later than 12:00 Noon,
			New York City time, three Business Days prior to the Borrowing Date.

		3.	Information Required:  Name of Borrower, amount to be
		borrowed, whether ABR Loans or Eurocurrency Loans, amounts of each such type, and Interest Periods for Eurocurrency Loans.

	Dollars (If Specified Borrower is a Foreign Subsidiary Borrower):

		1.  Deliver to:  	Chemical Investment Bank Limited
					125 London Wall
					London EC2Y 5AJ
					Attention: Steve Clarke
					Telephone No:  011-44-171 777 2353
					Fax No:  011-44-171 777 2360

		2.  Time:
			(i) ABR Loans--Not later than 11:00 A.M., London time, on the Borrowing Date

			(ii)  Eurocurrency Loans--Not later than 11:00 A.M.,
			London time, three Business Days prior to the Borrowing Date.

		3.	Information Required:  Name of Borrower, amount to be
		borrowed, whether ABR Loans or Eurocurrency Loans, amounts of each such type, and Interest Periods for Eurocurrency Loans.


	Available Foreign Currencies:

		1.  Deliver to:  	Chemical Investment Bank Limited
					125 London Wall
					London EC2Y 5AJ
					Attention: Steve Clarke
					Telephone No:  011-44-171 777 2353
					Fax No:  011-44-171 777 2360

		2.  Time:	Not later than 11:00 A.M., London time, on the last
		Business Day preceding the Quotation Day in respect of such Borrowing
		Date.

		3.	Information Required:  Name of Borrower, amount to be
		borrowed, and Interest Periods.


	D.  Notice of Continuation; Notice of Prepayment;

	Dollars (If Specified Borrower is the Company):

		1.  Deliver to: 	Chemical Bank Agent Bank Services Group
					140 East 45th Street
					New York, New York 10017
					Attention:  Maggie Swales
 					Telephone No:  212-622-8433
					Fax No:  212-622-0122

		2.  Time:
			(i) ABR Loans--Not later than 12:00 Noon, New York City time, on the prepayment date

			(ii)  Eurocurrency Loans----Not later than 12:00 Noon,
		New York City time, three Business Days prior to the last day of the
		current Interest Period for continuations or the prepayment date, as
		the case may be.

		3.	Information Required:  Name of Borrower, amount to be
		continued or prepaid, as the case may be, whether ABR Loans or
		Eurocurrency Loans, amounts of each such Type, and Interest Periods
		for Eurocurrency Loans to be continued.

	Dollars (If Specified Borrower is a Foreign Subsidiary Borrower):

		1.  Deliver to:  	Chemical Investment Bank Limited
					125 London Wall
					London EC2Y 5AJ
					Attention: Steve Clarke
					Telephone No:  011-44-171 777 2353
					Fax No:  011-44-171 777 2360

		2.  Time:
			(i) ABR Loans--Not later than 11:00 A.M., London time, on the prepayment date

			(ii)  Eurocurrency Loans--Not later than 11:00 A.M.,
			London time, three Business Days prior to the last day of the current
			Interest Period for continuations or the prepayment date, as the case
			may be
		3.	Information Required:  Name of Borrower, amount to be
		continued or prepaid, as the case may be, whether ABR Loans or
		Eurocurrency Loans, amounts of each such Type, and Interest Periods
		for Eurocurrency Loans to be continued.

	Available Foreign Currencies:

		1.  Deliver to:  	Chemical Investment Bank Limited
					125 London Wall
					London EC2Y 5AJ
					Attention: Steve Clarke
					Telephone No:  011-44-171 777 2353
					Fax No:  011-44-171 777 2360

		2.  Time:
			Not later than 11:00 A.M., London time, on the last
		Business Day preceding the Quotation Day for the next Interest Period.

		3.	Information Required:  Name of Borrower, amount to be
		continued or prepaid, as the case may be, and Interest Periods.



II.	COMPETITIVE ADVANCE LOANS


	A.	Competitive Advance Loan Request by Company

		1. Deliver to:		Chemical Bank Agent Bank Services Group
					140 East 45th Street
					New York, New York 10017
					Attention:  Maggie Swales
 					Telephone No:  212-622-8433
					Fax No:  212-622-0122

		2. Delivery time:	By 9:30 A.M. New York time on the date
		on which Competitive Advance Loan Offers are requested.

		3. Information to be set forth:
		   Name of Borrower.
		   Amount and Currency of Competitive Advance Loan.
		   Date of Competitive Advance Loan.
		   Maturity Date.
		   Interest Payment Dates.
		   Date on which Competitive Advance Loan Offers are due.

	B.	Competitive Advance Loan Offer to Company

		1.  Deliver to:	Chemical Bank Agent Bank Services Group
					140 East 45th Street
					New York, New York 10017
					Attention:  Maggie Swales
 					Telephone No:  212-622-8433
					Fax No:  212-622-0122

		2. Delivery time:	By 11:00 A,M. New York time on date set
		forth in Competitive Advance Loan Request.

		3.	Information to be set forth:
			Name of Bank.
			Amount and Currency of Competitive Advance Loan offered for each maturity date.
			interest rate.
			If Competitive Advance Loans may not be prepaid.


	C.	Competitive Advance Loan Request by Foreign Subsidiary Borrower

		1.  Deliver to:	Chemical Investment Bank Limited
 				  	125 London Wall
				   	London EC2Y 5AJ
				   	Attention: Steve Clarke
				   	Telephone No:  011-44-171 777 2353
				   	Fax No:  011-44-171 777 2360

		2. Delivery time:	By 11:00 A.M. London time one Business
		Days prior to the date on which Competitive Advance Loan Offers are
		requested.

		3.	Information to be set forth:
			Name of Borrower.
			Amount and Currency of Competitive Advance Loan.
			Date of Competitive Advance Loan.
			Maturity Date.
			Interest Payment Dates.
			Date on which Competitive Advance Loan Offers are due.

	D.	Competitive Advance Loan Offer to Foreign Subsidiary Borrower

		1.  Deliver to:	Chemical Investment Bank Limited
 				   	125 London Wall
				   	London EC2Y 5AJ
				   	Attention: Steve Clarke
				   	Telephone No:  011-44-171 777 2353
				   	Fax No:  011-44-171 777 2360

		2. Delivery time:	By close of business London time on
		Business Day preceding the requested Competitive Advance Loan.

		3.	Information to be set forth:
			Name of Bank.
			Amount and Currency of Competitive Advance Loan offered for each Borrower for each maturity date.
			interest rate.
			If Competitive Advance Loans may not be prepaid.

III.  NOTICE OF SWING LINE OUTSTANDINGS

	A.	Deliver to:  		Chemical Investment Bank Limited
 					125 London Wall
				   	London EC2Y 5AJ
				   	Attention: Steve Clarke
				   	Telephone No:  011-44-171 777 2353
				   	Fax No:  011-44-171 777 2360

	B.	Delivery time:	By close of business in London on the date of
	request by Administrative Agent and on the first Business Day of each month on which a Swing Line Lender has any outstanding Swing Line Loans as of the opening of business on such first day.

	C.	Information to be set forth:
		Name of Borrower
		Number of Swing Line Loans
		Amount and Currency of each Swing Line Loan
		Date of each Swing Line Loan

IV.  NOTICE OF SWING LINE REFUNDING

	A.	Deliver to:  		Chemical Investment Bank Limited
 				   	125 London Wall
				   	London EC2Y 5AJ
				   	Attention: Steve Clarke
				   	Telephone No:  011-44-171 777 2353
				   	Fax No:  011-44-171 777 2360

	B.	Information to be set forth:
		Name of Borrower
		Number of Swing Line Loans
		Amount and Currency of each Swing Line Loan
		Date of each Swing Line Loan

V.  NOTICE OF LOCAL CURRENCY OUTSTANDINGS

		1.  Deliver to:	Chemical Investment Bank Limited
 				   	125 London Wall
				   	London EC2Y 5AJ
				   	Attention: Steve Clarke
				   	Telephone No:  011-44-171 777 2353
				   	Fax No:  011-44-171 777 2360

		2. Delivery time:	By close of business in London on the
		date of making of each Local Currency Loan and on the last Business
		Day of each month on which the applicable Local Currency Borrower has
		outstanding any Local Currency Loans.

		3.	Information to be set forth:
			Name of Borrower
			Amount and Currency of outstanding Local Currency Loans

							Schedule 8.13


1.	Extended Separation Benefits

	The Company maintains a broad-based program to shelter employees at all levels from any adverse consequences which might result from a change in control of the Company. A change in control is defined in the program to include such time that any person becomes the beneficial owner, directly or indirectly, of 30% or more of the combined voting power of the Company's voting securities or certain changes occur in the constitution of the Company's Board of Directors. Pursuant to a policy adopted by the Board of Directors in 1988, the period of salary continuation normally extended to employees whose employment is terminated as a result of a workforce reduction or reorganization (which period ranges from 2 to 12 weeks depending upon length of service with the Company) is tripled if employment is terminated by the Company (other than for cause) as a result of a change in control. In addition to this policy, the Company has entered into one-year employment agreements with approximately 65 management-level employees, pursuant to which among other matters, such employees will receive one year's compensation and continuation for up to one year of medical and life insurance benefits if their employment is terminated by the Company (other than for cause) within 12 months following a change in control. The Company also has agreements with approximately 20 divisional and group vice presidents who are not executive officers, which provide such vice presidents with two times their annualized includible compensation (as defined in the Code) and continuation for up to three years of medical, life, and other welfare benefits if their employment is terminated by the Company (other than for cause), if their responsibilities or base salaries are materially diminished, or if certain other adverse changes occur within 24 months following a change in control. Similar agreements provide the executive officers with three times their annualized includible compensation and continuation for up to three years of their benefits if their employment is terminated by the Company(other than for cause approved by three-fourths of the directors then serving), if their responsibilities or base salaries are materially diminished, or if certain other adverse changes occur within 24 months following a change in control. The amounts payable pursuant to such agreements to the executive officers (other than Messrs. Waddell, Kaufman, and Klatell) and to the other vice presidents will be reduced, if necessary, to avoid excise tax under
Section 4999 of the Code.


2. Unfunded Pension Plan

	The Company maintains the Unfunded Pension Plan for Selected Executives of the Company (the "SERP"). Under the SERP, the Company's Board of Directors determines those employees who are eligible to participate in the SERP and the amount of their maximum annual pension upon retirement on or after attaining age 60. Of the named executive officers, Messrs. Kaufman, Klatell and Menefee have been designated by the Company as participants in the SERP, with maximum annual pensions of $300,000, $150,000 and $175,000 respectively. If a designated participant retires between the ages of 55 and 60, the amount of the annual pension is reduced based upon a formula contained in the SERP. In addition, if there is a change of control of the Company and the employment of a designated participant who is at least age 50 with 15 years of service is involuntarily terminated other than for cause or disability, or such participant terminates employment for good reason, the participant will receive the maximum annual pension

					Schedule 8.15
					Page 1 of 2
	ARROW ELECTRONICS, INC.
	SUBSIDIARY LISTING

1.	Arrow Electronics, Inc. a New York corporation
2.	Arrow Electronics International, Inc., a Virgin Islands
  	corporation
3.	Arrow Electronics Canada Ltd., a Canadian Corporation
4.	Lex Electronics, Ltd., a Canadian Corporation
5.	Arrow Electronics Credit Corporation, a Delaware Corporation
6.	Schuylkill Metals of Plant City, Inc., a Delaware Corporation
7.	Arrow Electronics International, Inc., a Delaware Corporation
8.	Arrow Electronics (UK) Inc., a Delaware Corporation
9.	Arrow/TEK Ltd., a Japanese Joint Venture (50% owned)
10.	Capstone Electronics Corp., a Delaware Corporation
11.	High Tech Ad, Inc., a New York Corporation
12.	Gates/Arrow Distributing, Inc., a Delaware Corporation
13.	Anthem Electronics, Inc., a Delaware Corporation, including
   	subsidiaries:
   	A.   	Anthem Enterprises
   	B.   	Lionex Corp.
   	C.   	Anthem Technology Systems
14.	Arrow-Field Oy, and subsidiaries, a Finnish Company
15.	Arrow-TH:s Elektronik AB, and subsidiaries, a Swedish Company
  	(85% owned)
16.	Arrow-Exatec A/S, and subsidiaries,  a Danish company (85% owned)
17.	Arrow Electronics Distribution Group - Europe B.V., a Dutch
	   company, and Subsidiaries which include:
   	A.   	Arrow Electronics (UK) Limited, a British Company, and subsidiaries:
	        	1.  	RR Electronics Limited, a British Company
        		2.  	Axiom Electronics Ltd., a British Company
        		3.  	Jermyn Holdings Limited, a British Company & Subsidiaries
        		4.	  Techdis Limited, a British company, and subsidiary:
		            	a.  	Microprocessor & Memory Distribution Ltd., a
		             	    British Company
   	B.   	EDI Electronics Distribution International (France) SA,
	        	a French Company and subsidiaries:
	        	1.   	Arrow Electronique S.A., a French Company, and subsidiaries:
		             	a.   	Generim S.A., a  French Company
		             	b.   	Feutrier S.A., a French Company
		             	c.   	CCI Electronique S.A., a French Company
		             	d.   	Arrow Computer Products S.N.C. (formerly Megachip
			                  	S.A.)and subsidiaries
   	C.   	Arrow Electronics GmbH, a German Company (which owns
	  	      70% interest of Spoerle Electronic Handelsgesellschaft mbH,
	        	a German company, and subsidiaries)

					Schedule 8.15
					Page 2 of 2
	SUBSIDIARY LISTING

   	D.   	Arrow ATD Netherlands B.V., a Dutch company (which owns 87%
  	      	of ATD Electronica S.A., a Spanish company
   	E.   	ARROW-Amitron Netherlands B.V., a Dutch company (which owns
	        	75% of the shares of Amitron-Arrow S.A.)
   	F.   	Silverstar Ltd. S.p.A. (86% owned) & subsidiaries
   	G.   	Arrow Electronics Australia Pty Ltd. (100% owned) and
	        	subsidiaries:
  	      	1.   	Veltek Australia Pty Ltd. (75% owned)
	        	2.   	Zatek Australia Pty Ltd. (75% owned)

18.	Components Agent Limited, a British Virgin Island company (90%
   	owned) and Subsidiaries which include:
   	A.  	Components Agent Limited, a Hong Kong company
   	B.  	Components Agent China Limited, a Hong Kong company
   	C.  	Components Agent Korea Limited, a Hong Kong company
   	D.  	Components Assembly & Sales Pte Ltd, a Singapore company
   	E.  	Casl. (M) Sdn. Berhad, a Malaysian company, and subsidiaries
   	F.  	Salson Holdings Limited, a British Virgin Islands company,
	       	and subsidiary:
	       	1.  	Qinhuangdao Arrow Electronics Company Limited, a company of
		           	the People=s Republic of China
   	G.  	Components Korea Company Limited, a Korean company

19.	Texny (Holdings) Limited, a British Virgin Islands company (95%
   	owned) and Subsidiaries:
   	A.  	Texny (H.K.) Limited, a Hong Kong company, and subsidiary:
	       	1.  	Glorytact Company Limited, a Hong Kong company
   	B.  	Intex-semi Limited, a Hong Kong company (inactive company)
   	C.  	Colourmedia Animation Limited, a Hong Kong company (inactive
	       	company)

20.	Strong Electronics Co., Ltd. and subsidiaries, a Taiwanese Joint
   	Venture (45% owned)

21.	Arrow/Ally, Inc. a Taiwanese company (75% owned)

22.	Arrow Components (NZ) Limited, a New Zealand company (75% owned)

									Schedule 8.19

Environmental Matters


	Through a wholly-owned subsidiary, Schuylkill Metals Corporation, the Company was previously engaged in the refining and selling of lead. In September 1988, the Company sold its refining business.

	1.	In mid-1986 the refining business ceased operations at its
battery breaking facility in Plant City, Florida, which facility had been placed on the list of hazardous waste sites targeted for cleanup under the federal Superfund Program. The Plant City site was not sold to the purchaser of the refining business, and the Company remains subject to various environmental cleanup obligations at the site under federal and state law. During 1991, the Company engaged in settlement negotiations with the EPA, resulting in the execution of a consent decree defining those obligations which was entered by a federal court in Florida and became effective on April, 1992. The consent decree requires the Company to fund and implement remedial design and remedial action activity addressing environmental impacts to site soils and sediment, underlying ground water, and wetland areas. The Company, through its technical contractors, has begun implementation of these requirements and substantial progress has been made in each of the areas requiring remediation. Remediation of the wetlands areas on the site, including the creation of certain new wetlands areas under agreement with the EPA and the Florida Department of Environmental Conservation, has been substantially completed. A waste water treatment plant has been built on site by the Company's contractors, and processing of ground and pond water for discharge to the Plant City Treatment Works has commenced. A contract for the stabilization of contaminated soils has been let and stabilization facilities erected. Soil processing has begun and material meeting the specifications of the consent decree are being produced.

	2.	Iron Horse Landfill Superfund Site (Massachusetts):  The
Federal government has identified Lex Electronics Inc. ("LEI") as a contributor of waste to a site identified as a toxic waste site now controlled by the remedial provisions of federal law. LEI has responded that it has no knowledge of the generation or disposal of toxic material at that site. Insurance coverage neither exists nor is available for this type of claim.

								EXHIBIT A TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT



	JOINDER AGREEMENT


		JOINDER AGREEMENT, dated as of the date set forth below, entered into pursuant to the SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of August __, 1995 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"; terms defined therein being used herein as therein defined), among ARROW ELECTRONICS, INC., the Foreign Subsidiary Borrowers parties thereto, the Banks, Lead Manager and Agents parties thereto, CHEMICAL
SECURITIES INC., as Arranger and CHEMICAL BANK, as Administrative
Agent.

	W I T N E S S E T H:

		WHEREAS, the parties to this Joinder Agreement wish to amend Schedule II to the Credit Agreement in the manner hereinafter set forth; and

		WHEREAS, this Joinder Agreement is entered into pursuant to subsection 14.1(b) of the Credit Agreement;

		NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:

		1. Each of the undersigned Subsidiaries of the Company hereby acknowledges that it has received and reviewed a copy (in execution form) of the Credit Agreement, and agrees to:

	(a)	join the Credit Agreement as a Foreign Subsidiary Borrower;

	(b)	be bound by all covenants, agreements and acknowledgements
attributable to a Foreign Subsidiary Borrower in the Credit Agreement;
and

	(c)	perform all obligations required of it by the Credit
Agreement.

		2. Each of the undersigned Subsidiaries of the Company hereby represents and warrants that the representations and warranties with respect to it contained in, or made or deemed made by it in,
Section 8 of the Credit Agreement are true and correct on the date hereof.

		3. The address and jurisdiction of incorporation of each undersigned Subsidiary of the Company is set forth in Annex I to this Joinder Agreement.

		4. THIS JOINDER AGREEMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

		IN WITNESS WHEREOF, each of the undersigned has caused this Joinder Agreement to be duly executed and delivered in New York, New
York by its proper and duly authorized officer as of the date set forth below.
						[NAME OF SUBSIDIARY],
Dated:________________			as a Foreign Subsidiary Borrower


						By:__________________________
						   Title:



						ARROW ELECTRONICS, INC.



						By:_______________________
   						Title:

ACKNOWLEDGED AND AGREED TO:

CHEMICAL BANK,
as Administrative Agent


By:_______________________
   Title:







	ANNEX I



[Insert administrative information concerning Subsidiaries]

								EXHIBIT B TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT



	SCHEDULE AMENDMENT


		SCHEDULE AMENDMENT, dated as of the date set forth below, entered into pursuant to the SECOND AMENDED AND RESTATED CREDIT AGREEMENT, dated as of _________ __, ____ (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"; terms defined therein being used herein as therein defined), among ARROW ELECTRONICS, INC., the Foreign Subsidiary Borrowers parties thereto, the Banks, Lead Manager and Agents parties thereto, CHEMICAL
SECURITIES INC., as Arranger and CHEMICAL BANK, as Administrative
Agent.

	W I T N E S S E T H:

		WHEREAS, the parties to this Schedule Amendment wish to amend Schedule [III] [IV], as specified in Annex I hereto, to the Credit Agreement in the manner hereinafter set forth; and

		WHEREAS, this Schedule Amendment is entered into pursuant to subsection 14.1(b) of the Credit Agreement;

		NOW, THEREFORE, in consideration of the premises, the parties hereto hereby agree as follows:




		1. Schedule [III] [IV], as specified in Annex I hereto, is hereby amended as set forth in Annex I hereto.

		2. The Company hereby represents and warrants that, after giving effect to the amendments effected hereby, the representations and warranties contained in Section 8 of the Credit Agreement are true and correct on the date hereof.

		3. THIS SCHEDULE AMENDMENT SHALL BE GOVERNED BY, AND CONSTRUED AND INTERPRETED IN ACCORDANCE WITH, THE LAWS OF THE STATE OF NEW YORK.

		IN WITNESS WHEREOF, each of the undersigned has caused this Schedule Amendment to be duly executed and delivered in New York, New
York by its proper and duly authorized officer as of the date set forth below.

Dated:_________________

						ARROW ELECTRONICS, INC.


						By:_______________________
   						Title:

ACKNOWLEDGED AND AGREED TO:

CHEMICAL BANK,
as Administrative Agent


By:_______________________
   Title:




[NAMES OF OTHER PARTIES, IF ANY, REQUIRED PURSUANT TO SUBSECTION 14.1
(b)]



	ANNEX I



[Describe amendments]

								EXHIBIT C TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT


	[FORM OF LOCAL CURRENCY FACILITY ADDENDUM]

	LOCAL CURRENCY FACILITY ADDENDUM

To:	Chemical Bank, as Administrative Agent

From:  Arrow Electronics, Inc.

		I.	This Local Currency Facility Addendum is being
delivered to you pursuant to subsection 6.1 of the Second Amended and Restated Credit Agreement, dated as of ________ __, 1995, among Arrow Electronics, Inc., each Foreign Subsidiary Borrower party thereto, the Banks, the Lead Manager and the Agents named therein, Chemical Securities Inc., as Arranger and Chemical Bank, as Administrative Agent (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"). Terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.



		2.	The effective date (the "Effective Date") of this Local
Currency Facility Addendum will be ______________________ __, 19__.

		3.	Please be advised that, as of the Effective Date, the
credit facility described below is hereby designated as a "Local
Currency Facility" for the purposes of the Credit Agreement.


Type of Facility:1/


Additional Local Currenc(y)(ies):


Local Currency Facility
Maximum Borrowing Amount:				$


Local Currency Banks:					Local Currency Bank
					Name of Lender	Maximum Borrowing Amount

								$


List of Documentation Governing
Local Currency Facility
(the "Documentation"):1/


		4. Arrow Electronics, Inc. hereby represents and warrants that (i) the Documentation complies in all respects with the requirements of Section 6 of the Credit Agreement and (ii)
______________ of ______________1/ contains an express acknowledgement that such Local Currency Facility shall be subject to the provisions of Section 6 of the Credit Agreement.


						ARROW ELECTRONICS, INC.



						By _______________________________
						   Title:




Accepted and Acknowledged:

CHEMICAL BANK, as Administrative Agent



By________________________________
  Title:

								EXHIBIT D TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT


	FORM OF CONSENT AND CONFIRMATION


		CONSENT AND CONFIRMATION, dated as of _______ __, 1995 (this "Consent and Confirmation"), made by the undersigned, [CAPSTONE
ELECTRONICS CORP., a Delaware corporation] [ARROW ELECTRONICS
INTERNATIONAL, INC., a United States Virgin Islands corporation]
[ANTHEM ELECTRONICS, INC., a Delaware corporation] [GATES/ARROW
DISTRIBUTING, INC., a Delaware corporation], as Guarantor (the
"Guarantor") under the Subsidiary Guarantee (as hereinafter defined).


	W I T N E S S E T H:


		WHEREAS, the Guarantor executed and delivered a Guarantee, dated as of [September 27, 1991] [November __, 1994] [September __,
1994] (a copy of which is attached hereto as Exhibit A) [(as amended by the First Amendment thereto, dated as of December 29, 1992 (a copy of which is attached hereto as Exhibit B)], and as the same may be further amended, supplemented or otherwise modified from time to time, the "Subsidiary Guarantee") in favor of Bankers Trust Company, as collateral agent (the "Collateral Agent"), for (i) the several banks and financial institutions (the "Existing Banks") parties to the Amended and Restated Credit Agreement, dated as of January 28, 1994
(as amended, supplemented or otherwise modified prior to the date hereof, the "Existing Credit Agreement"), among Arrow Electronics,
Inc. (the "Company"), the Existing Banks, Chemical Bank, as
Administrative Agent and the Collateral Agent and (ii) the purchasers named in the several Senior Note Purchase Agreements, dated as of December 29, 1992 between such purchasers and the Company (as amended, supplemented or otherwise modified from time to time); and

		WHEREAS, the Existing Credit Agreement is being amended and restated as hereinafter described.

		NOW, THEREFORE, in consideration of the foregoing premises, the Guarantor hereby acknowledges, consents and confirms as follows:

		1. The Guarantor acknowledges that the Existing Credit Agreement is being amended and restated concurrently herewith by a Second Amended and Restated Credit Agreement, dated as of ___________ __, 1995 (as amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among the Company, the Banks named therein, the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents (the "Agents"), the Collateral Agent,
Chemical Securities Inc., as Arranger, and Chemical Bank, as Administrative Agent (the "Administrative Agent").

		2. The Guarantor confirms and agrees that, after giving effect to the amendment and restatement of the Existing Credit
Agreement by the Credit Agreement, the Subsidiary Guarantee is and shall continue to be, in full force and effect and is hereby confirmed and ratified in all respects, and the Credit Agreement is the Credit Agreement referred to in the Subsidiary Guarantee.

		3. This Consent and Confirmation is made for the benefit of the Agents, the Collateral Agent, the Administrative Agent and the Banks from time to time parties to the Credit Agreement and is executed and delivered to induce such parties to enter into the Credit Agreement and to extend credit to the Company thereunder.

		4. This Consent and Confirmation shall be governed by and construed in accordance with the laws of the State of New York.

		IN WITNESS WHEREOF, the undersigned has caused this Consent and Confirmation to be duly executed and delivered by its proper and duly authorized officer as of the day and year first above written.

[CAPSTONE ELECTRONICS CORP.]
[ARROW ELECTRONICS INTERNATIONAL, 	  INC.]
[ANTHEM ELECTRONICS, INC.]
[GATES/ARROW DISTRIBUTING, INC.]


By ____________________________
   Title:


ACCEPTED:

BANKERS TRUST COMPANY, as
  Collateral Agent


By _________________________
   Title:


	Exhibit A to Consent
	 and Confirmation


	[Subsidiary Guarantee]


	Exhibit B to Consent
	 and Confirmation


	[First Amendment to Subsidiary Guarantee]

								EXHIBIT E TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT




	FORM OF BORROWING CERTIFICATE


		Pursuant to subsection 9.1(b) of the Second Amended and Restated Credit Agreement, dated as of _______ __, 1995 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Arrow Electronics, Inc., a New York corporation (the "Company"), the several banks and other financial institutions from time to time parties thereto (the "Banks"), the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents for the Banks, Bankers Trust Company, as collateral agent, Chemical Securities Inc., as arranger, and Chemical Bank, as administrative agent for the Banks, the Company hereby certifies as follows:

	1. The representations and warranties of the Company set forth in the Credit Agreement and each of the other Credit Documents or which are contained in any certificate, document or financial or other statement furnished pursuant to or in connection with the Credit Agreement are true and correct in all material respects on and as of the date hereof with the same effect as if made on the date hereof, except for representations and warranties expressly stated to relate to a specific earlier date, in which case such representations and warranties are true and correct as of such earlier date;

	2. No Default or Event of Default has occurred and is continuing as of the date hereof or will occur after giving effect to the making of the Loans and the issuance of the Letters of Credit on the date hereof and the consummation of each of the transactions contemplated by the Credit Documents;

	3. There are no liquidation or dissolution proceedings pending or to the knowledge of the Company threatened against the Company, any of its Domestic Subsidiaries or any Foreign Subsidiary Borrower, nor to the knowledge of the Company has any other event occurred affecting or threatening the existence of the Company or any Foreign Subsidiary Borrower, except as permitted by the Credit Agreement, or any of its Subsidiaries;

	4. The Company is a corporation duly incorporated, validly existing and in good standing under the laws of New York;

	5. No litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or, to the knowledge of the Company, threatened by or against the Company or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to any of the Credit Documents or any of the transactions contemplated hereby or thereby, or (b) which, if adversely determined, would have a Material Adverse Effect;

		Unless otherwise defined herein, capitalized terms which are defined in the Credit Agreement and used herein are so used as so defined.


		IN WITNESS WHEREOF, the undersigned has hereunto set his or her name and affixed the corporate seal.


						ARROW ELECTRONICS, INC.


						By: _____________________
						Title:
Date:  __________ __, 1995

								EXHIBIT F TO
								SECOND AMENDED
 								AND RESTATED
								CREDIT AGREEMENT



	GUARANTEE


	GUARANTEE, dated as of         , 1995, made by ARROW ELECTRONICS,
INC., a New York corporation (the "Guarantor"), in favor of CHEMICAL BANK, as administrative agent (in such capacity, the "Administrative Agent") for the several banks and other financial institutions (the "Banks") parties to the Second Amended and Restated Credit Agreement,
dated as of           __, 1995 (as amended, supplemented or otherwise
modified from time to time, the "Credit Agreement"), among the Guarantor, the Foreign Subsidiary Borrowers parties thereto, the Banks, the Lead Manager named therein, the Agents parties thereto, Chemical Securities Inc., as arranger, and the Administrative Agent.


	W I T N E S S E T H:


	WHEREAS, pursuant to the Credit Agreement, the Banks have severally agreed to make loans to, and issue or participate in letters of credit for the account of, the Foreign Subsidiary Borrowers upon the terms and subject to the conditions set forth therein; and

	WHEREAS, pursuant to the Local Currency Facilities, the Local Currency Banks have severally agreed, and will agree, to make loans to the Local Currency Borrowers upon the terms and subject to the conditions set forth therein; and

	WHEREAS, it is a condition precedent to the obligation of the Banks to make their respective loans and other extension of credit to the Foreign Subsidiary Borrowers and the Local Currency Borrowers under the Credit Agreement and the Local Currency Facilities, respectively, that the Guarantor shall have executed and delivered this Guarantee to the Administrative Agent for the ratable benefit of the Banks; and

	WHEREAS, the Guarantor is the parent of each Foreign Subsidiary Borrower and Local Currency Borrower, and it is to the advantage of Guarantor that the Banks make their loans and other extensions of credit to the Foreign Subsidiary Borrowers and Local Currency
Borrowers;

	NOW, THEREFORE, in consideration of the premises and to induce the Administrative Agent, the Agents, the Arranger and the Banks to enter into the Credit Agreement and the Local Currency Facilities, and to induce the Banks to make their respective loans to the Foreign Subsidiary Borrowers and the Local Currency Borrowers under the Credit Agreement and the Local Currency Facilities, respectively, the Guarantor hereby agrees with the Administrative Agent, for the ratable benefit of the Banks, as follows:

	1. Defined Terms. (a) Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

	(b) As used herein, (i) "Obligations" means the collective reference to the unpaid principal of and interest on the Loans to Foreign Subsidiary Borrowers and on the Local Currency Loans and all other obligations and liabilities of the Foreign Subsidiary Borrowers and Local Currency Borrowers to the Administrative Agent and the Banks (including, without limitation, interest accruing at the then applicable rate provided in the Credit Agreement or any applicable Local Currency Facility after the maturity of the Loans or the Local Currency Loans and interest accruing at the then applicable rate provided in the Credit Agreement or any applicable Local Currency Facility after the filing of any petition in bankruptcy, or the commencement of any insolvency, reorganization or like proceeding, relating to any Foreign Subsidiary Borrower or Local Currency Borrower whether or not a claim for post-filing or post-petition interest is allowed in such proceeding), whether direct or indirect, absolute or contingent, due or to become due, or now existing or hereafter incurred, which may arise under, out of, or in connection with, the Credit Agreement, any Local Currency Facility or any other Credit Documents or any other document made, delivered or given in connection therewith, in each case whether on account of principal, interest, reimbursement obligations, fees, indemnities, costs, expenses or otherwise (including, without limitation, all fees and disbursements of counsel to the Administrative Agent or to the Banks that are required to be paid by the Guarantor, any Foreign Subsidiary Borrower or any Local Currency Borrower pursuant to the terms of the Credit Agreement, any Local Currency Facility, this Agreement or any other Credit Document) and (ii) "Senior Obligations" means the obligations of the Guarantor now or hereafter existing in favor of the purchasers named in the Note Purchase Agreement (the "Note Purchasers") and each promissory note issued under the Note Purchase Agreement, security agreement, pledge agreement, mortgage, subordination agreement, guaranty, foreign exchange agreement and other agreement and instrument executed and delivered to the Collateral Agent by any person or entity pursuant to the terms of the Note Purchase Agreement or the Intercreditor Agreement (such agreements and instruments, as amended or otherwise modified from time to time, collectively, the "Note Documents"), whether for principal (in an aggregate principal amount not to exceed $75,000,000 less all prepayments, repayments or redemptions of the 1992 Private Placement Notes since the date of their original issuance), interest (including interest as provided in the promissory notes issued pursuant to the terms of the Note Purchase Agreement accruing subsequent to the filing of any petition initiating any proceeding referred to in Section 10(c) hereof), fees, expenses or otherwise.

	(c) The words "hereof," "herein" and "hereunder" and words of similar import when used in this Guarantee shall refer to this Guarantee as a whole and not to any particular provision of this Guarantee, and section and paragraph references are to this Guarantee unless otherwise specified.

	(d) The meanings given to terms defined herein shall be equally applicable to both the singular and plural forms of such terms.

	2. Guarantee. (a) The Guarantor hereby unconditionally and irrevocably guarantees to the Administrative Agent, for the ratable benefit of the Banks and their respective successors, indorsees, transferees and assigns, the prompt and complete payment and performance by each Foreign Subsidiary Borrower and each Local Currency Borrower when due (whether at the stated maturity, by acceleration or otherwise) of the Obligations. If at any time the Dollar Equivalent Amount of the Obligations exceeds the Guarantee Ceiling Amount at such time, the portion of the Obligations which so exceeds the Guarantee Ceiling Amount will be subordinated to the prior repayment of the 1992 Private Placement Notes as set forth in Section 10; provided that no more than 25% of the Dollar Equivalent Amount of the Obligations at any time shall be so subordinated.

	(b) The Guarantor further agrees to pay any and all expenses (including, without limitation, all reasonable fees and disbursements of counsel) which may be paid or incurred by the Administrative Agent or any Bank in enforcing, or obtaining advice of counsel in respect of, any rights with respect to, or collecting, any or all of the Obligations and/or enforcing any rights with respect to, or collecting against, the Guarantor under this Guarantee. This Guarantee shall remain in full force and effect until the Obligations are paid in full and the Commitments are terminated, notwithstanding that from time to time prior thereto the Foreign Subsidiary Borrowers and the Local Currency Borrowers or any of them may be free from any Obligations.

	(c) No payment or payments made by any Foreign Subsidiary Borrower, any Local Currency Borrower or any other Person or received or collected by the Administrative Agent or any Bank from any Foreign Subsidiary Borrower, any Local Currency Borrower or any other Person by virtue of any action or proceeding or any set-off or appropriation or application, at any time or from time to time, in reduction of or in payment of the Obligations shall be deemed to modify, reduce, release or otherwise affect the liability of the Guarantor hereunder which shall, notwithstanding any such payment or payments until the Obligations are paid in full and the Commitments are terminated.

	(d) The Guarantor agrees that whenever, at any time, or from time to time, it shall make any payment to the Administrative Agent or any Bank on account of its liability hereunder, it will notify the Administrative Agent and such Bank in writing that such payment is made under this Guarantee for such purpose.

	3. Right of Set-off. Upon the occurrence of any Event of Default, the Administrative Agent and each Bank is hereby irrevocably authorized at any time and from time to time without notice to the Guarantor, any such notice being expressly waived by the Guarantor, to set off and appropriate and apply any and all deposits (general or special, time or demand, provisional or final), in any currency, and any other credits, indebtedness or claims, in any currency, in each case whether direct or indirect, absolute or contingent, matured or unmatured, at any time held or owing by the Administrative Agent or such Bank to or for the credit or the account of the Guarantor, or any part thereof in such amounts as the Administrative Agent or such Bank may elect, against or on account of the obligations and liabilities of the Guarantor to the Administrative Agent or such Bank hereunder and claims of every nature and description of the Administrative Agent or such Bank against the Guarantor, in any currency, whether arising hereunder, under the Credit Agreement, any Credit Document or otherwise, as the Administrative Agent or such Bank may elect, whether or not the Administrative Agent or such Bank has made any demand for payment and although such obligations, liabilities and claims may be contingent or unmatured. The Administrative Agent and each Bank shall notify the Guarantor promptly of any such set-off and the application made by the Administrative Agent or such Bank, as the case may be, of the proceeds thereof; provided that the failure to give such notice shall not affect the validity of such set-off and application. The rights of the Administrative Agent and each Bank under this paragraph are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Administrative Agent or such Bank may have.

	4. No Subrogation. Notwithstanding any payment or payments made by the Guarantor hereunder, or any set-off or application of funds of the Guarantor by the Administrative Agent or any Bank, the Guarantor shall not be entitled to be subrogated to any of the rights of the Administrative Agent or any Bank against the Guarantor or against any collateral security or guarantee or right of offset held by the Administrative Agent or any Bank for the payment of the Obligations, nor shall the Guarantor seek or be entitled to seek any contribution or reimbursement from the Guarantor in respect of payments made by the Guarantor hereunder, until all amounts owing to the Administrative
Agent and the Banks by the Guarantor on account of the Obligations and on account of all other obligations of the Guarantor to the Administrative Agent and the Banks under the Credit Documents are paid in full and the Commitments are terminated. If any amount shall be paid to the Guarantor on account of such subrogation rights at any time when all of the Obligations and such other amounts shall not have been paid in full, such amount shall be held by the Guarantor in trust for the Administrative Agent and the Banks, segregated from other funds of the Guarantor, and shall, forthwith upon receipt by the Guarantor, be turned over to the Administrative Agent in the exact form received by the Guarantor (duly indorsed by the Guarantor to the Administrative Agent, if required), to be applied against the Obligations and the other obligations of the Guarantor under the Credit Documents, whether matured or unmatured, in such order as the Administrative Agent may determine.

	5. Amendments, etc. with respect to the Obligations; Waiver of Rights. The Guarantor shall remain obligated hereunder notwithstanding that, without any reservation of rights against the Guarantor, and without notice to or further assent by the Guarantor, any demand for payment of any of the Obligations made by the Administrative Agent or any Bank may be rescinded by the Administrative Agent or such Bank, and any of the Obligations continued, and the Obligations, or the liability of any other party upon or for any part thereof, or any collateral security or guarantee therefor or right of offset with respect thereto, may, from time to time, in whole or in part, be renewed, extended, amended, modified, accelerated, compromised, waived, surrendered or released by the Administrative Agent or any Bank, and the Credit Agreement and the other Credit Documents and any other documents executed and delivered in connection therewith may be amended, modified, supplemented or terminated, in whole or in part, as the Administrative Agent (or the Required Banks or all the Banks, as the case may be) may deem advisable from time to time, and any collateral security, guarantee or right of offset at any time held by the Administrative Agent or any Bank for the payment of the Obligations may be sold, exchanged, waived, surrendered or released. Neither the Administrative Agent nor any Bank shall have any obligation to protect, secure, perfect or insure any Lien at any time held by it as security for the Obligations or for this Guarantee or any property subject thereto. When making any demand hereunder against the Guarantor, the Administrative Agent or any Bank may, but shall be under no obligation to, make a similar demand on any Foreign Subsidiary Borrower or any Local Currency Borrower or any other guarantor, and any failure by the Administrative Agent or any Bank to make any such demand or to collect any payments from any Foreign Subsidiary Borrower or any Local Currency Borrower or any such other guarantor or any release of any Foreign Subsidiary Borrower or any Local Currency Borrower or such other guarantor shall not relieve the Guarantor of its obligations or liabilities hereunder, and shall not impair or affect the rights and remedies, express or implied, or as a matter of law, of the Administrative Agent or any Bank against the Guarantor. For the purposes hereof "demand" shall include the commencement and continuance of any legal proceedings.

	6. Guarantee Absolute and Unconditional. The Guarantor waives any and all notice of the creation, renewal, extension or accrual of any of the Obligations and notice of or proof of reliance by the Administrative Agent or any Bank upon this Guarantee or acceptance of this Guarantee; the Obligations, and any of them, shall conclusively be deemed to have been created, contracted or incurred, or renewed, extended, amended or waived, in reliance upon this Guarantee; and all dealings between any Foreign Subsidiary Borrower or any Local Currency Borrower or the Guarantor, on the one hand, and the Administrative Agent and the Banks, on the other, shall likewise be conclusively presumed to have been had or consummated in reliance upon this Guarantee. The Guarantor waives diligence, presentment, protest, demand for payment and notice of default or nonpayment to or upon any Foreign Subsidiary Borrower or any Local Currency Borrower or the Guarantor with respect to the Obligations. This Guarantee shall be construed as a continuing, absolute and unconditional guarantee of payment without regard to (a) the validity, regularity or enforceability of the Credit Agreement, any Local Currency Facility, or any other Credit Document, any of the Obligations or any other collateral security therefor or guarantee or right of offset with respect thereto at any time or from time to time held by the Administrative Agent or any Bank, (b) any defense, set-off or counterclaim (other than a defense of payment or performance) which may at any time be available to or be asserted by any Foreign Subsidiary Borrower or any Local Currency Borrower against the Administrative Agent or any Bank, or (c) any other circumstance whatsoever (with or without notice to or knowledge of any Foreign Subsidiary Borrower or any Local Currency Borrower or the Guarantor) which constitutes, or might be construed to constitute, an equitable or legal discharge of any Foreign Subsidiary Borrower or any Local Currency Borrower for the Obligations, or of the Guarantor under this Guarantee, in bankruptcy or in any other instance. When pursuing its rights and remedies hereunder against the Guarantor, the Administrative Agent and any Bank may, but shall be under no obligation to, pursue such rights and remedies as it may have against any Foreign Subsidiary Borrower or any Local Currency Borrower or any other Person or against any collateral security or guarantee for the Obligations or any right of offset with respect thereto, and any failure by the Administrative Agent or any Bank to pursue such other rights or remedies or to collect any payments from any Foreign Subsidiary Borrower or any Local Currency Borrower or any such other Person or to realize upon any such collateral security or guarantee or to exercise any such right of offset, or any release of any Foreign Subsidiary Borrower or any Local Currency Borrower or any such other Person or of any such collateral security, guarantee or right of offset, shall not relieve the Guarantor of any liability hereunder, and shall not impair or affect the rights and remedies, whether express, implied or available as a matter of law, of the Administrative Agent or any Bank against the Guarantor. This Guarantee shall remain in full force and effect and be binding in accordance with and to the extent of its terms upon the Guarantor and its successors and assigns thereof, and shall inure to the benefit of the Administrative Agent and the Banks, and their respective successors, indorsees, transferees and assigns, until all the Obligations and the obligations of the Guarantor under this Guarantee shall have been satisfied by payment in full and the Commitments shall be terminated, notwithstanding that from time to time during the term of the Credit Agreement any Foreign Subsidiary Borrower or any Local Currency Borrower may be free from any Obligations.

	7. Confirmation. (a) Each Joinder Agreement delivered by the Guarantor to the Administrative Agent shall constitute a confirmation by the Guarantor that the Obligations guaranteed hereby include all Obligations of each Foreign Subsidiary Borrower named in such Joinder Agreement.

	(b) Each Local Currency Facility Addendum delivered by the Guarantor to the Administrative Agent shall constitute a confirmation by the Guarantor that the Obligations guaranteed hereby include all Obligations of each Local Currency Borrower under each Local Currency Facility named in such Local Currency Facility Addendum.

	8. Reinstatement. This Guarantee shall continue to be effective, or be reinstated, as the case may be, if at any time payment, or any part thereof, of any of the Obligations is rescinded or must otherwise be restored or returned by the Administrative Agent or any Bank upon the insolvency, bankruptcy, dissolution, liquidation or reorganization of any Foreign Subsidiary Borrower or any Local Currency Borrower or upon or as a result of the appointment of a receiver, intervenor or conservator of, or trustee or similar officer for, any Foreign Subsidiary Borrower or any Local Currency Borrower or any substantial part of its respective property, or otherwise, all as though such payments had not been made.

	9. Payments. (a) The Guarantor hereby agrees that the Obligations will be paid to the Administrative Agent without set-off or counterclaim in the Currency in which they are denominated at the office for payment thereof set forth in the Credit Agreement or the applicable Local Currency Facility, as the case amy be.

	(b)	The obligation of the Guarantor in respect of any sum due to any Bank or the Administrative Agent hereunder shall, notwithstanding any judgment in a currency (the "Judgment Currency") other than that in which such sum is denominated in accordance with the applicable provisions of the Credit Agreement, any Local currency Facility or the other Credit Documents (the "Agreement Currency"), be discharged only to the extent that on the Business Day following receipt by such Bank or the Administrative Agent (as the case may be) of any sum adjudged to be so due in the Judgment Currency such Bank or the Administrative
Agent (as the case may be) may in accordance with normal banking procedures purchase the Agreement Currency with the Judgment Currency;
if the amount of the Agreement Currency so purchased is less than the sum originally due to such Bank or the Administrative Agent (as the case may be) in the Agreement Currency, the Guarantor agrees, as a separate obligation and notwithstanding any such judgment, to indemnify such Bank or the Administrative Agent (as the case may be) against such loss, and if the amount of the Agreement Currency so purchased exceeds the sum originally due to any Bank or the Administrative Agent (as the case may be), such Bank or the Administrative Agent (as the case may be) agrees to remit to the Guarantor such excess.

	10.	Subordination.

	(a) Agreement to Subordinate. To the extent that at any time the Dollar Equivalent Amount of the Obligations exceeds the Guarantee Ceiling Amount at such time, each of the Administrative Agent, the Banks and the Guarantor agrees that the lesser of (i) 25% of the Dollar Equivalent Amount of the Obligations at such time and (ii) the amount of the Obligations equal to the Dollar Equivalent Amount of such excess over the Guarantee Ceiling Amount shall be subordinate, to the extent and in the manner hereinafter set forth, in right of payment to the prior payment in full of the Senior Obligations. For the purposes of this Agreement the Senior Obligations shall not be deemed to have been paid in full until 90 days following the date on which the holders or owners thereof shall have received payment in full of the Senior Obligations in cash (the "Termination Date").

	(b) Restrictions on Payment of the Obligations. Neither the Administrative Agent nor any Bank (collectively, the "Subordinated Creditors") will ask, demand, sue for, commence any action seeking, or take or receive, directly or indirectly, from the Guarantor in cash, securities, or other property, by setoff, by realizing upon collateral or in any other manner, payment of, or security for, any or all of the portion of the Obligations subordinated pursuant to this Section 10 (the "Subordinated Guarantee Obligations"), or seek any other remedy against the Guarantor with respect to the Subordinated Guarantee Obligations, whether at law or in equity, unless and until the Senior Obligations shall have been paid in full. The provisions of this
Section 10 shall not apply to, and shall not prevent the Administrative Agent or any Bank from asking, demanding, suing for, commencing any action seeking, or taking or receiving, directly or indirectly, from the Guarantor in cash, securities, or other property, by setoff, by realizing upon collateral or in any other manner, payment of, or security for, any or all of the portion of the Obligations not subordinated pursuant to this Section 10 or seeking any other remedy against the Guarantor with respect to the Obligations, whether at law or in equity, at any time.

	(c) Additional Provisions Concerning Subordination. Each of the Subordinated Creditors and the Guarantor agrees as follows:

		i)	In the event of any dissolution, winding up,
liquidation, arrangement or reorganization relating to the Guarantor, whether in any bankruptcy, insolvency, arrangement, reorganization or receivership proceedings or upon an assignment for the benefit of creditors or any other marshalling of the assets and liabilities of the Guarantor or otherwise, any payment or distribution of any kind (whether in cash, securities or other property) which otherwise would be payable or deliverable upon or with respect to the portion of the Obligations constituting Subordinated Guarantee Obligations shall be paid or delivered directly to the Collateral Agent for application (in the case of cash) to, or as collateral (in the case of securities or other non-cash property) for, the payment or prepayment of the Senior Obligations until the Senior Obligations shall have been paid in full.

		ii)	In any proceeding referred to in subsection (c)i) of
this Section 10 commenced by or against the Guarantor, no Subordinated Creditors will take any action, or fail to take any action, with respect to the portion of the Obligations constituting Subordinated Guarantee Obligations which is inconsistent with, or in opposition to, the action or position requested by notice hereunder from the Collateral Agent to be taken by the Subordinated Creditors so long as such request is made in good faith by the Collateral Agent to obtain payment of the Subordinated Guarantee Obligation and the Senior
Obligations as contemplated hereby.

		iii)	All payments or distributions upon or with respect to
the Subordinated Guarantee Obligations which are received by any Subordinated Creditor contrary to the provisions of this Section 10 shall be received in trust for the benefit of the Note Purchasers, shall be segregated from other funds and property held by such Subordinated Creditor and shall be forthwith paid over to the Collateral Agent in the same form as so received (with any necessary indorsement) to be applied (in the case of cash) to or held as collateral (in the case of securities or other non-cash property) for the payment or prepayment of the Senior Obligations until the Senior Obligations shall have been paid in full.

		iv)	The Collateral Agent is hereby authorized to demand
specific performance of this Agreement at any time when any Subordinated Creditor shall have failed to comply with any of the provisions of this Section 10 applicable to such Subordinated Creditor whether or not the Guarantor shall have complied with any of the provisions hereof applicable to the Guarantor, and each Subordinated Creditor hereby irrevocably waives any defense based on the adequacy of a remedy at law which might be asserted as a bar to such remedy of specific performance.

	(d) Senior Obligations Unconditional. i) All rights and interests of the Collateral Agent and the Note Purchasers under this
Section 10, and all agreements and obligations of the Subordinated Creditors and the Guarantor under this Section 10, shall remain in full force and effect irrespective of: (i) any lack of validity or enforceability of any Note Document or any other agreement or instrument relating thereto, (ii) any change in the time, manner or place of payment of, or in any other term in respect of, all or any of the Senior Obligations (except any increase in the principal amount thereof), or any other amendment or waiver of or any consent to departure from any Note Document, (iii) any exchange or release of, or non-perfection of any lien on or security interest in, collateral, or any release or amendment or waiver of or consent to departure from any guaranty, for all or any of the Senior Obligations, or (iv) any other circumstance which might otherwise constitute a defense available to, or a discharge of, the Guarantor in respect of the Senior Obligations or the Subordinated Creditors or the Guarantor in respect of this
Section 10.

	ii)	This Agreement shall continue to be effective or shall be
reinstated, as the may be, if at any time any payment of any of the Senior Obligations is rescinded or must otherwise be returned by the Collateral Agent or any Note Purchaser upon the insolvency, bankruptcy or reorganization of the Guarantor or otherwise, all as though such payment had not been made.

	(e) Waivers. Each of the Subordinated Creditors and the Guarantor hereby waives (i) promptness and diligence, (ii) notice of acceptance and notice of the incurrence of any Senior Obligation by the Guarantor, (iii) notice of any actions taken by the Collateral Agent or any Note Purchaser or the Guarantor or any other party under any Note Document or any other agreement or instrument relating thereto, (iv) all other notices, demands and protests, and all other formalities of every kind in connection with the enforcement of the Senior Obligations or of the obligations of the Subordinated Creditors and the Guarantor hereunder, the omission of or delay in which, but for the provisions of this Section 10(e), might constitute grounds for relieving any Subordinated Creditor or the Guarantor of its obligations hereunder, and (v) any requirement that the Collateral Agent or any Note Purchaser protect, secure, perfect or insure any security interest or other lien or any property subject thereto or exhaust any right to take any action against the Guarantor or any other person or any collateral of the Guarantor.

	(f) Subrogation. No payment or distribution to the Collateral Agent or any Note Purchaser pursuant to the provisions of this Section 10 shall entitle any Subordinated Creditor to exercise any rights of subrogation in respect thereof until the Senior Obligations shall have been paid in full.

	(g)	Relative Rights.  This Section 10 defines the relative
rights of Subordinated Creditors and Note Purchasers. Nothing in this Agreement shall impair, as between the Guarantor and Subordinated Creditors, the obligation of the Guarantor, which is absolute and unconditional, to pay and perform the Obligations in accordance with their terms.

	11. Authority of Administrative Agent. The Guarantor acknowledges that the rights and responsibilities of the Administrative Agent under this Guarantee with respect to any action taken by the Administrative Agent or the exercise or non-exercise by the Administrative Agent of any option, right, request, judgment or other right or remedy provided for herein or resulting or arising out of this Guarantee shall, as between the Administrative Agent and the Banks, be governed by the Credit Agreement and by such other agreements with respect thereto as may exist from time to time among them, but, as between the Administrative Agent and the Guarantor, the Administrative Agent shall be conclusively presumed to be acting as agent for the Banks with full and valid authority so to act or refrain from acting, and the Guarantor shall not be under any obligation, or entitlement, to make any inquiry respecting such authority.

	12. Notices. All notices, requests and demands to or upon the Administrative Agent, any Bank or the Guarantor to be effective shall be in writing (or by telex, telecopy or similar electronic transfer confirmed in writing) and shall be deemed to have been duly given or made (a) when delivered by hand or (b) if given by mail, when deposited in the mails by certified mail, return receipt requested, or
(c) if by telex, telecopy or similar electronic transfer, when sent and receipt has been confirmed, addressed as follows:

	(i) if to the Administrative Agent or any Bank, at its address or transmission number for notices provided in subsection 14.2 of the Credit Agreement; and

	(ii) if to the Guarantor, at its address or transmission number for notices provided in subsection 14.2 of the Credit Agreement.

	The Administrative Agent, each Bank and the Guarantor may change its address and transmission numbers for notices by notice in the manner provided in this Section.

	13. Severability. Any provision of this Guarantee which is prohibited or unenforceable in any jurisdiction shall, as to such jurisdiction, be ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions hereof, and any such prohibition or unenforceability in any jurisdiction shall not invalidate or render unenforceable such provision in any other jurisdiction.

	14. Integration. This Guarantee represents the agreement of the Guarantor with respect to the subject matter hereof and there are no promises or representations by the Administrative Agent or any Bank relative to the subject matter hereof not reflected herein.

 	15. Amendments in Writing; No Waiver; Cumulative Remedies. (a) None of the terms or provisions of this Guarantee may be waived, amended, supplemented or otherwise modified except by a written instrument executed by the Guarantor and the Administrative Agent, provided that any provision of this Guarantee may be waived by the Administrative Agent and the Banks in a letter or agreement executed by the Administrative Agent or by telex or facsimile transmission from the Administrative Agent.

	(b) Neither the Administrative Agent nor any Bank shall by any act (except by a written instrument pursuant to Section 15(a) hereof), delay, indulgence, omission or otherwise be deemed to have waived any right or remedy hereunder or to have acquiesced in any Default or Event of Default or in any breach of any of the terms and conditions hereof. No failure to exercise, nor any delay in exercising, on the part of the Administrative Agent or any Bank, any right, power or privilege hereunder shall operate as a waiver thereof. No single or partial exercise of any right, power or privilege hereunder shall preclude any other or further exercise thereof or the exercise of any other right, power or privilege. A waiver by the Administrative Agent or any Bank of any right or remedy hereunder on any one occasion shall not be construed as a bar to any right or remedy which the Administrative Agent or such Bank would otherwise have on any future occasion.

	(c) The rights and remedies herein provided are cumulative, may be exercised singly or concurrently and are not exclusive of any other rights or remedies provided by law.

	16. Section Headings. The section headings used in this Guarantee are for convenience of reference only and are not to affect the construction hereof or be taken into consideration in the interpretation hereof.

 	17. Successors and Assigns. This Guarantee shall be binding upon the successors and assigns of the Guarantor and shall inure to the benefit of the Administrative Agent and the Banks and their successors and assigns. The Note Purchasers shall be third party beneficiaries of Section 10 hereof.

	18. Governing Law. This Guarantee shall be governed by, and construed and interpreted in accordance with, the law of the State of New York.

	IN WITNESS WHEREOF, the undersigned has caused this Guarantee to be duly executed and delivered by its duly authorized officer as of the day and year first above written.

ARROW ELECTRONICS, INC.


By
Title

								EXHIBIT G-1 TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT

	[Letterhead of Winthrop, Stimson, Putnam & Roberts]


									[Closing Date]


To each of the banks and other
	financial institutions from time
	to time parties to the Credit
	Agreement referred to below


Ladies and Gentlemen:


		We have acted as counsel to Arrow Electronics, Inc., a New York corporation (the "Company"), Capstone Electronics Corp., a
Delaware corporation ("Capstone"), Anthem Electronics, Inc. a Delaware corporation ("Anthem"), Gates/Arrow Distributing, Inc. Inc., a
Delaware corporation ("Gates" and, together with the Company, Capstone and Anthem, the "Domestic Loan Parties"), the Foreign Subsidiary
Borrowers parties to the Credit Agreement referred to below and Arrow Electronics International, Inc., a United States Virgin Islands corporation ("AEI" and, together with the Foreign Subsidiary Borrowers and the Domestic Loan Parties, the "Loan Parties") in connection with the preparation, execution, and delivery of the Amended and Restated Credit Agreement dated as of _______ __, 1995 among the Company, the Foreign Subsidiary Borrowers parties thereto, the several banks and other financial institutions from time to time parties thereto (the "Banks"), the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents for the Banks thereunder, Bankers Trust
Company, as collateral agent, Chemical Securities Inc., as arranger, and Chemical Bank, as administrative agent for the Banks thereunder
(the "Credit Agreement"), and each of the documents listed on Annex A hereto (the Credit Agreement and such listed documents, collectively, the "Transaction Documents").

		This opinion is furnished to you at the request of the Company pursuant to subsection 9.1(e)(i) of the Credit Agreement.
Unless otherwise defined herein, capitalized terms used herein that are defined in the Credit Agreement are used herein as therein defined.

		In connection with this opinion, we have examined copies of
(a) each of the Transaction Documents[, (b) the indenture under which the Subordinated Debentures are outstanding,] (c) the Purchase
Agreements, as amended to the date hereof, under which the 1992
Private Placement Notes were issued and (d) such corporate documents and records of the Company and its Subsidiaries, certificates and instruments of public officials and officers of the Company and its Subsidiaries and other documents as we have deemed relevant or proper as a basis for our opinions set forth herein.

		In arriving at the opinions contained herein, we have made such investigations of law, in each case as we have deemed appropriate as a basis for such opinions.

		For the purposes of the opinions contained herein, we have assumed:

			(i)  	the genuineness of all signatures and the
conformity to the original of all copies submitted to us as photocopies or conformed copies;

			(ii)  	the accuracy of (A) the copies of the
corporate documents of the Domestic Loan Parties furnished to the Administrative Agent pursuant to Section 9.1(c) of the Credit
Agreement and (B) good standing certificates received by us with respect to the Domestic Loan Parties;

			(iii)  	 for the purposes of paragraph 5, that (A)
except as such matters are expressly opined on in paragraph 2, (1) each party to the Transaction Documents has the corporate power and authority and the legal right, and has taken all necessary action to authorize it, to execute, deliver and perform each Transaction
Document to which it is a party and (2) each Transaction Document has been duly executed and delivered by each party thereto, (B) all consents and authorizations of, filings with and other acts by or in respect of any Governmental Authority or any other Person required to be obtained or made by any party to the Transaction Documents (other than the Loan Parties) in connection with the execution, delivery and performance thereof have been obtained or made and are in full force and effect and (C) the execution, delivery and performance of the Transaction Documents do not and will not violate any Contractual Obligation under which any party to the Transaction Documents (other than the Loan Parties) is bound or any Requirement of Law to which any such party is subject; and

			(iv)  	 for the purposes of paragraphs 4(a)(ii) and
5, insofar as they relate to the proviso to Section 2(a) and clause
10(a)(i) of the Company Guarantee, that the Company Guarantee Ratio does not exceed 25%.

		We are members of the Bar of the State of New York and we express no opinion as to any matters governed by any laws other than the laws of the State of New York, the General Corporation Law of the State of Delaware and the Federal laws of the United States of America.

		Based upon the foregoing and subject to the qualifications, limitations and exceptions set forth below, we are of the opinion that:

		1.	Each Domestic Loan Party is duly organized, validly
existing and in good standing under the laws of the jurisdiction of its incorporation.

		2.	Each Domestic Loan Party has the corporate power and
authority and the legal right, and has taken all necessary corporate action to authorize it, to execute, deliver and perform the Transaction Documents to which it is a party and, in the case of the Company, to borrow under the Credit Agreement.

		3.	Except for (a) consents or authorizations that have
been obtained or filings that have been made, and that in either case are, to the best of our knowledge, in full force and effect and (b) consents or authorizations the failure to obtain which or filings the failure to make which could not reasonably be expected to have a Material Adverse Effect, no consent or authorization of, filing with or other act by or in respect of, any Governmental Authority or any other Person is required under applicable laws, rules or regulations within the scope of this opinion or under Contractual Obligations or court orders known to us that are binding upon the Company or any of its Subsidiaries, in connection with the execution, delivery, performance, validity or enforceability of the Transaction Documents or the borrowings under the Credit Agreement.

		4.	The execution, delivery and performance of the
Transaction Documents, the consummation of the transactions contemplated thereby, the compliance by each Loan Party with any provisions thereof and the borrowings under the Credit Agreement do not and (absent a changes in any applicable law, rule, regulation, Contractual Obligation or court order) will not (a) violate, or constitute a default under, (i) any laws, rules or regulation within the scope of this opinion or (ii) any Contractual Obligation or court orders known to us that are binding upon the Company or any of its Subsidiaries (except for violations of Contractual Obligations that, individually or in the aggregate, could not reasonably be expected to have a Material Adverse Effect) or (b) result in or require the creation or imposition of any Lien on any of its or their respective properties or revenues pursuant to any such law, rule, regulation, Contractual Obligation or court order, except for the Liens expressly permitted by subsection 11.3 of the Credit Agreement.

		5.	Each Transaction Document constitutes a legal, valid
and binding obligation of each Loan Party that is a party thereto, enforceable against such Loan Party in accordance with its terms.

		6.	To the best of our knowledge, and except as set forth
on Schedule 8.19 to the Credit Agreement, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or threatened by or against the Company or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to the Transaction Documents or any of the transactions contemplated thereby or (b) that, if adversely determined, would have a Material Adverse Effect.

		7.	None of the Loan Parties is (a) an "investment
company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended from time to time, or (b) a "holding company" as defined in, or otherwise subject to regulation under, the Public Utility Holding Company Act of 1935.

		8.	The principal of, and interest on, the Loans, the
Company's Reimbursement Obligations in respect of the Letters of Credit and the Company's Obligations under the Company Guarantee are within the definition of "Senior Indebtedness" under the Subordinated Debentures.

		Anything to the contrary expressly stated or implied notwithstanding, the opinions expressed herein are subject to the following qualifications, limitations and exceptions, whether or not such opinions refer to such qualifications, limitations and exceptions:

		(a)	The opinions set forth in paragraph 5 are also subject
to the following additional qualifications, limitations, and exceptions:

			(i)  	 We express no opinion as to the effect of
any violation of a Contractual Obligation known to parties to the Transaction Documents (other than the Loan Parties) but not known to us.

			(ii)  	Such opinions are subject to the effect of
applicable bankruptcy, insolvency, reorganization, moratorium or similar law affecting creditors' rights generally.

			(iii)  	To the extent such opinions relate to
enforceability, such opinions are subject to (A) the requirement that the Transaction Documents be performed and enforced in good faith and
(B) the effect of general principles of equity, including (without limitation) (1) principles relating to the availability of equitable remedies, including, without limitation, specific performance and (2) concepts of materiality and reasonableness.

			(iv)  	Certain indemnities and exculpatory
provisions, including certain waivers (other than the waiver of jury trial), may be unenforceable if they are violative of public policy.

			(v)  	Without limiting the generality of the
foregoing, we express no opinion with respect to the legality, validity, binding effect or enforceability of the following provisions:

			(A)	any provision specifying that any Transaction
Document may be waived or amended only in writing;

			(B)	any purported waiver of the right to seek the
transfer of a case to another jurisdiction;

			(C)	Section 14.7(b) of the Credit Agreement to the
extent that it provides for (1) a right of set-off in respect of claims, credits or other obligations that are contingent, or (2) a right of set-off in respect of Exposures of a Specified Borrower against deposits, indebtedness or other obligations of any entity other than the entity to which such Exposures are payable;

			(D)	the third sentence of Section 14.6(b) of the
Credit Agreement;

			(E)	as to (1) whether a United States Federal court or
a court of the State of New York would render a money judgment in a currency other than United States Dollars or enforce a judgment expressed in a foreign currency in a currency other than United States
Dollars and (2) the rate of exchange a United States Federal court or a court of the State of New York would apply;

			(F)	as to Section 14.14(a)(ii) of the Credit Agreement
insofar as it relates to an action brought in the United States
District Court for the Southern District of New York; and

			(G)	as to Section 9(b) of the Company Guarantee.

		(b)	Whenever an opinion herein is qualified by the phrase
"to the best of our knowledge" or "known to us" or phrases of similar import, such phrases refer only to the actual knowledge of the attorneys in our firm who have spent a significant amount of time representing the Loan Parties in connection with the Transaction
Documents, based on facts that have come to their attention in the course of such representation or other recent representation of the Loan Parties or their affiliates.

		This opinion has been rendered solely for the benefit of the addressees hereof and their respective Transferees in connection with the Transaction Documents and the transactions contemplated thereby and may not be used, circulated, quoted, relied upon or otherwise referred to by any other Person or for any purpose without our prior written consent.


								Very truly yours,


	ANNEX A

	Other Transaction Documents

1.	Each Subsidiary Guarantee, as amended, in the case of Capstone and AEI, by the First Amendment thereto and, in each case, as consented to by the Guarantor party thereto

2.	Subordination Agreement

3.	Company Guarantee

								EXHIBIT G-2 TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT



	[Letterhead of Arrow Electronics, Inc.]


									[Closing Date]




To each of the banks and other
	financial institutions from time
	to time parties to the Credit
	Agreement referred to below



Ladies and Gentlemen:


		I am Senior Vice President and General Counsel of Arrow Electronics, Inc., a New York corporation (the "Company"). As such, I have acted as counsel for the Company, Capstone Electronics Corp., a Delaware corporation ("Capstone"), Anthem Electronics, Inc., a
Delaware corporation ("Anthem"), Gates/Arrow Distributing, Inc., a Delaware corporation ("Gates" and together with the Company, Capstone and Anthem, the "Domestic Loan Parties"), the Foreign Subsidiary Borrowers parties to the Credit Agreement referred to below and Arrow Electronics International, Inc., a United States Virgin Islands corporation ("AEI" and, together with the Foreign Subsidiary Borrowers and the Domestic Loan Parties, the "Loan Parties") in connection with the preparation, execution, and delivery of the Second Amended and Restated Credit Agreement dated as of _________ __, 1995 among the Company, the several banks and other financial institutions from time to time parties thereto (the "Banks"), the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents for the Banks thereunder, Bankers Trust Company, as collateral agent, Chemical Securities, Inc., as arranger, and Chemical Bank, as administrative agent for the Banks thereunder (the "Credit Agreement") and each of the documents listed on Annex A hereto (the Credit Agreement and such listed documents, collectively, the "Transaction Documents").

		This opinion is furnished to you pursuant to subsection 9.1(e)(ii) of the Credit Agreement. Unless otherwise defined herein, capitalized terms used herein that are defined in the Credit Agreement are used herein as therein defined.

		In connection with this opinion, I have examined copies of
(a) each of the Transaction Documents and (b) such corporate documents and records of the Company and its Subsidiaries, certificates and instruments of public officials and officers of the Company and its Subsidiaries and other documents as I have deemed relevant or proper as a basis for my opinions set forth herein.

		In arriving at the opinions contained herein, I have made such investigations of law, in each case as I have deemed appropriate as a basis for such opinions.

		For the purposes of the opinions contained herein, I have assumed:

			(i)  	the genuineness of all signatures and the
conformity to the original of all copies submitted to me as photocopies or conformed copies; and

			(ii)  	the accuracy of (A) certified copies of the
certificates of incorporation of the Domestic Loan Parties and (B) good standing certificates for the Domestic Loan Parties.

		I am a member of the Bar of the State of New York and I express no opinion as to any matters governed by any laws other than the laws of the State of New York, the General Corporation Law of the State of Delaware and the Federal laws of the United States of America.

		Based upon the foregoing and subject to the qualifications, limitations and exceptions set forth below, I am of the opinion that:

		1.	Each Domestic Loan Party (a) has the corporate power
and authority and the legal right to own and operate its property, to lease the property it operates as lessee and to conduct the business in which it is currently engaged and (b) is duly qualified as a foreign corporation and in good standing under the laws of each jurisdiction where its ownership, lease or operation of property or the conduct of its business requires such qualification except where the failure to be duly qualified or in good standing could not reasonably be expected to have a Material Adverse Effect.

		2.	Each Transaction Document has been duly executed and
delivered on behalf of each Loan Party that is a party thereto.

		3.	To the best of my knowledge, and except as set forth on
Schedule 8.19 to the Credit Agreement, no litigation, investigation or proceeding of or before any arbitrator or Governmental Authority is pending or threatened by or against the Company or any of its Subsidiaries or against any of its or their respective properties or revenues (a) with respect to the Transaction Documents or any of the transactions contemplated thereby or (b) that if adversely determined would have a Material Adverse Effect.

		4.	To the best of my knowledge, neither the Company nor
any of its Subsidiaries is in default under or with respect to any of its Contractual Obligations in any respect that could reasonably be expected to have a Material Adverse Effect.

		5.	The Company is not subject to regulation under any
federal or state statute or regulation within the scope of this opinion that limits its ability to incur Indebtedness under the Credit Agreement.

		Anything to the contrary expressly stated or implied notwithstanding, I express no opinion as to the effect of any law, rule or regulation outside the express scope of the opinions.

		This opinion has been rendered solely for the benefit of the addressees hereof and their respective Transferees in connection with the Transaction Documents and the transactions contemplated thereby and may not be used, circulated, quoted, relied upon or otherwise referred to by any other Persons or for any purpose without my prior written consent.



							Very truly yours,


	ANNEX A

	Other Transaction Documents


1.	Each Subsidiary Guarantee, as amended, in the case of Capstone and AEI, by the First Amendment thereto and, in each case, as consented to by the Guarantor party thereto

2.	Subordination Agreement

3.	Company Guarantee

								EXHIBIT G-3 TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT



	OPINIONS RELATING TO THE
	FOREIGN SUBSIDIARY BORROWERS


Opinions for the Foreign Subsidiary Borrowers:

1. The Foreign Subsidiary Borrower is duly organized, validly existing and in good standing under the laws of the jurisdiction of its organization (the "Jurisdiction").

2. The Foreign Subsidiary Borrower has the power and authority, and the legal right, to make, deliver and perform its obligations under the Credit Agreement and to borrow under the Credit Agreement. The Foreign Subsidiary Borrower has taken all necessary corporate action to authorize the performance of its obligations as a "Foreign Subsidiary Borrower" under the Credit Agreement and to authorize the execution, delivery and performance of the Credit Agreement.

3. Except for consents, authorizations, approvals, notices and filings described on an attached schedule, all of which have been obtained, made or waived and are in full force and effect, no consent or authorization of, approval by, notice to, filing with or other act by or in respect of, any Governmental Authority is required in connection with the borrowings by the Foreign Subsidiary Borrower under the Credit Agreement or with the execution, delivery, performance, validity or enforceability of the Credit Agreement.

		4. The Credit Agreement has been duly executed and delivered on behalf of the Foreign Subsidiary Borrower.

		5. The execution and delivery of the Credit Agreement by the Foreign Subsidiary Borrower, the performance of its obligations thereunder, the consummation of the transactions contemplated thereby, the compliance by the Foreign Subsidiary Borrower with any of the provisions thereof, the borrowings under the Credit Agreement and the use of proceeds thereof, all as provided therein, (a) will not violate, or constitute a default under, any Requirement of Law the Foreign Subsidiary Borrower and (b) will not result in, or require, the creation or imposition of any Lien on any of its properties or revenues pursuant to any such Requirement of Law.

		6. There are no taxes imposed by the Jurisdiction (a) on or by virtue of the execution, delivery, enforcement or performance of the Credit Agreement or (b) on any payment to be made by the Foreign Subsidiary Borrower pursuant to the Credit Agreement other than any Non-Excluded Taxes payable by the Foreign Subsidiary Borrower as provided in subsection 6.6 of the Credit Agreement.

		7. To ensure the legality, validity, enforceability or admissibility in evidence of the Credit Agreement, it is not necessary that the Credit Agreement or any other Loan Documents or any other document be filed, registered or recorded with, or executed or notarized before, any court of other authority of the Jurisdiction or that any registration charge or stamp or similar tax be paid on or in respect of the Credit Agreement.

		8. The Credit Agreement is in proper legal form under the laws of the Jurisdiction for the enforcement thereof against the Foreign Subsidiary Borrower under the laws of the Jurisdiction.

		9. In any action or proceeding arising out of or relating to the Credit Agreement in any court in the Jurisdiction, such court would recognize and give effect to the choice of law provisions in the Credit Agreement wherein the parties thereto agree that the Credit Agreement shall be governed by, and construed and interpreted in accordance with, the laws of the State of New York.

		10.  It is not necessary under the laws of the Jurisdiction
(a) in order to enable the Administrative Agent and the Lenders or any of them to enforce their respective rights under the Credit Agreement or (b) by reason of the execution of the Credit Agreement [or the Joinder Agreement to which the Foreign Subsidiary Borrower is a party] or the performance of the Credit Agreement that any of them should be licensed, qualified or entitled to carry on business in the Jurisdiction.

		11. Neither the Administrative Agent nor any of the Lenders will be deemed to be resident, domiciled, carrying on business or subject to taxation in the Jurisdiction merely by reason of the execution of the Credit Agreement [or the Joinder Agreement to which the Foreign Subsidiary Borrower is a party] or the performance or enforcement of any thereof. The performance by the Administrative
Agent and the Lenders or any of them of any action required or permitted under the Credit Agreement will not violate any law or regulation, or be contrary to the public policy, of the Jurisdiction.

		12. If any judgment of a competent court outside the Jurisdiction were rendered against the Foreign Subsidiary Borrower in connection with any action arising out of or relating to the Credit Agreement, such judgment would be recognized and could be sued upon in the courts of the Jurisdiction, and such courts would grant a judgment which would be enforceable against the Foreign Subsidiary Borrower in the Jurisdiction without any retrial unless it is shown that (a) the foreign court did not have jurisdiction in accordance with its jurisdictional rules, (b) the party against whom the judgment of such foreign court was obtained had no notice of the proceedings or (iii) the judgment of such foreign court was obtained through collusion or fraud or was based upon clear mistake of fact or law.

								EXHIBIT H TO
								SECOND AMENDED 										AND RESTATED
								CREDIT AGREEMENT


	FORM OF
	CERTIFICATE OF RESPONSIBLE OFFICER
	PURSUANT TO SUBSECTION 10.2(b)


		Pursuant to subsection 10.2(b) of the Second Amended and Restated Credit Agreement, dated as of ______________ __, 1995 (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Arrow Electronics, Inc., a New
York corporation (the "Company"), the Foreign Subsidiary Borrowers named therein, the several banks and other financial institutions from time to time parties thereto (the "Banks"), the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents for the Banks, Bankers Trust Company, as collateral agent, Chemical Securities Inc., as arranger, and Chemical Bank, as administrative agent for the Banks, the undersigned, [Responsible Officer of the Company], hereby certifies, to the best of his/her knowledge, as follows:

	1. For the fiscal year of the Company ending ________ __, 199_, the Company has observed or performed all of its covenants and other agreements contained in the Credit Agreement and the other Credit Documents to which it is a party to be observed or performed by it, and that such Responsible Officer has obtained no knowledge of any Default or Event of Default except as specified herein [specify
Default or Event of Default, if any];

	2. The financial statements delivered concurrently herewith pursuant to subsections 10.1(a) and (b) of the Credit Agreement fairly present the consolidated (or consolidating by principal operating group, as appropriate) financial position and results of operations of the Company and its consolidated Subsidiaries in accordance with GAAP applied consistently throughout the periods reflected therein and with the prior periods (except as approved by the accountants performing such audit or the Responsible Officer making such certification, as the case may be, and disclosed therein).

	3. The calculations set forth on Schedule A hereto support the statement in paragraph 1 above in respect of subsections 11.1(a), (b) and (c), 11.2 and 11.5 of the Credit Agreement.

		Unless otherwise defined herein, capitalized terms which are defined in the Credit Agreement and used herein are so used as so defined.


		IN WITNESS WHEREOF, the undersigned has hereunto set his or her name and affixed the corporate seal.


							ARROW ELECTRONICS, INC.


							By: _____________________
							Title:

Date:  _________ __, 199_

								EXHIBIT I TO
								SECOND AMENDED
								AND RESTATED
								CREDIT AGREEMENT



	ASSIGNMENT AND ACCEPTANCE


		Reference is made to the Second Amended and Restated Credit
Agreement, dated as of August   , 1995 (as amended, supplemented or
otherwise modified from time to time, the "Credit Agreement"), among Arrow Electronics, Inc. (the "Company"), the Foreign Subsidiary
Borrowers named therein, the several Banks, the Lead Manager and the Agents parties thereto, Chemical Securities Inc., as arranger, and Chemical Bank, as administrative agent (in such capacity, the "Administrative Agent"). Unless otherwise defined herein, terms defined in the Credit Agreement and used herein shall have the meanings given to them in the Credit Agreement.

_____________________ (the "Assignor") and _________________
the "Assignee") agree as follows:



		1. The Assignor hereby irrevocably sells and assigns to the Assignee without recourse to the Assignor, and the Assignee hereby irrevocably purchases and assumes from the Assignor without recourse to the Assignor, as of the Effective Date (as defined below), an interest (the "Assigned Interest") in and to the Assignor's rights and obligations under the Credit Agreement, in a principal amount as set forth on SCHEDULE 1.

		2. The Assignor (a) makes no representation or warranty and assumes no responsibility with respect to any statements, warranties or representations made in or in connection with the Credit Agreement or with respect to the execution, legality, validity, enforceability, genuineness, sufficiency or value of the Credit Agreement, any other
Loan Document or any other instrument or document furnished pursuant thereto, other than that the Assignor has not created any adverse claim upon the interest being assigned by it hereunder and that such interest is free and clear of any such adverse claim; and (b) makes no representation or warranty and assumes no responsibility with respect to the financial condition of the Company, any of its Subsidiaries or any other obligor or the performance or observance by the Company, any of its Subsidiaries or any other obligor of any of their respective obligations under the Credit Agreement or any other Loan Document or any other instrument or document furnished pursuant hereto or thereto.

		3. The Assignee (a) represents and warrants that it is legally authorized to enter into this Assignment and Acceptance; (b) confirms that it has received a copy of the Credit Agreement, together with copies of the financial statements delivered pursuant to subsection 8.1 thereof and such other documents and information as it has deemed appropriate to make its own credit analysis and decision to enter into this Assignment and Acceptance; (c) agrees that it will, independently and without reliance upon the Assignor, the Administrative Agent or any other Bank and based on such documents and information as it shall deem appropriate at the time, continue to make its own credit decisions in taking or not taking action under the Credit Agreement, the other Credit Documents or any other instrument or document furnished pursuant hereto or thereto; (d) appoints and authorizes the Administrative Agent, each Swing Line Bank and each Issuing Bank to take such action as agent on its behalf and to exercise such powers and discretion under the Credit Agreement, the other Credit Documents or any other instrument or document furnished pursuant hereto or thereto as are delegated to the Administrative Agent, each Swing Line Bank and each Issuing Bank, as the case may be, by the terms thereof, together with such powers as are incidental thereto; and (e) agrees that it will be bound by the provisions of the Credit Agreement and will perform in accordance with its terms all the obligations which by the terms of the Credit Agreement are required to be performed by it as a Bank including its obligation pursuant to subsection 7.6(b) of the Credit Agreement.

		4.  The effective date of this Assignment and Acceptance
shall be               ,      (the "Effective Date").  Following the
execution of this Assignment and Acceptance, it will be delivered to the Administrative Agent for acceptance by it and recording by the Administrative Agent pursuant to the Credit Agreement, effective as of the Effective Date (which shall not, unless otherwise agreed to by the Administrative Agent, be earlier than five Business Days after the date of such acceptance and recording by the Administrative Agent).

		5. Upon such acceptance and recording, from and after the Effective Date, the Administrative Agent shall make all payments in respect of the Assigned Interest (including payments of principal, interest, fees and other amounts) which accrue subsequent to the Effective Date to the Assignee. The Assignor and the Assignee shall make all appropriate adjustments in payments by the Administrative
Agent for periods prior to the Effective Date or with respect to the making of this assignment directly between themselves.

		6. From and after the Effective Date, (a) the Assignee shall be a party to the Credit Agreement and, to the extent provided in this Assignment and Acceptance, have the rights and obligations of a Lender thereunder and under the other Loan Documents and shall be bound by the provisions thereof and (b) the Assignor shall, to the extent provided in this Assignment and Acceptance, relinquish its rights and be released from its obligations under the Credit
Agreement.

		7. This Assignment and Acceptance shall be governed by and construed in accordance with the laws of the State of New York.

	IN WITNESS WHEREOF, the parties hereto have caused this Assignment and Acceptance to be executed as of the date first above written by their respective duly authorized officers on Schedule 1 hereto.



SCHEDULE 1
TO ASSIGNMENT AND ACCEPTANCE
RELATING TO THE CREDIT AGREEMENT, DATED AS OF AUGUST   , 1995,
AMONG
ARROW ELECTRONICS, INC. (THE "COMPANY"), THE FOREIGN SUBSIDIARY
BORROWERS NAMED THEREIN, THE SEVERAL BANKS, THE LEAD MANAGER AND THE AGENTS PARTIES THERETO, CHEMICAL SECURITIES INC., AS ARRANGER, AND CHEMICAL BANK, AS AGENT (IN SUCH CAPACITY, THE "ADMINISTRATIVE AGENT")


Name of Assignor:

Name of Assignee:

Effective Date of Assignment:
	Principal
	Amount Assigned
Commitment Percentage
 Assigned1/

	$
	   .               %


	[NAME OF ASSIGNEE]



By
Name:
Title:
	[NAME OF ASSIGNOR]



By
Name:
Title:





Accepted [and Consented to]:

CHEMICAL BANK, as Administrative Agent



By
Name:
Title:


Consented To:1/

ARROW ELECTRONICS, INC.


By
Name:
Title:

		EXHIBIT J TO
		SECOND AMENDED
		AND RESTATED
		CREDIT AGREEMENT


FORM OF
GUARANTEED CEILING AMOUNT CERTIFICATE


	Pursuant to subsection [9.1(h)][10.2(f)] of the Second Amended and Restated Credit Agreement, dated as of ______________, (as the same may be amended, supplemented or otherwise modified from time to time, the "Credit Agreement"), among Arrow Electronics, Inc., a New York corporation (the "Company"), the Foreign Subsidiary Borrowers named therein, the several banks and other financial institutions from time to time parties thereto (the "Banks"), the Lead Manager named therein, Bankers Trust Company and Chemical Bank, as agents for the Banks, Bankers Trust Company, as collateral agent, Chemical Securities Inc., as arranger, and Chemical Bank, as administrative agent for the Banks, the undersigned, Ira Birns, hereby certifies, to the best of his knowledge, as follows:

		1. The Guarantee Ceiling Amount as of June 30, 1995, is $124,873,000 calculated as follows:

	a.  Consolidated Net Worth of the company as of June 30, 1995
	(calculated as defined in and in accordance with the 	provisions
of the Note Purchase Agreement).

			$965,817,000

	b.  15% of Line a.

			$144,873,000

	c.  all Indebtedness (including, without limitation,
Capitalized	Lease Obligations) of the company and its subsidiaries
(other than its Foreign Subsidiaries) secured by Liens other than Permitted Liens under subclauses (a) through (I) and (k) through (q) of Section 8.0(j) of the Note Purchase Agreement (calculated as defined in and in accordance with the provisions of the Note Purchase Agreement).
			$0

	d. the total Indebtedness of the Company's Subsidiaries (other than its Foreign Subsidiaries) (calculated as defined in and in accordance with the provisions of the Note Purchase Agreement).

			$20,000,000

	e. Guarantees by the Company of the Indebtedness of the Foreign Subsidiaries permitted pursuant to Section 8.08(iv) of the Note Purchase Agreement (calculated as defined in and in accordance with the provisions of the Note Purchase Agreement) but excluding the aggregate Dollar Equivalent Amount of the Exposure of the Foreign Subsidiary Borrowers and the Local Currency Borrowers.

			$0

	f. Guarantee Ceiling Amount calculated as Line b. minus the sum of Lines c., d. and e.

			$124,873,000

		2. The aggregate Dollar Equivalent Amount of the Exposure of the Foreign Subsidiary Borrowers and Local Currency Borrowers on the date hereof is $66,743,000.

		3.  The Company Guarantee Ratio is (calculated as the
ratio 	of (a)2. minus 1.f to (b) 2., but not less than zero)

			0%

		Unless otherwise defined herein, capitalized terms which are defined in the Credit Agreement and used herein are so used as so defined.

		IN WITNESS WHEREOF, the undersigned has hereunto set his or her name and affixed the corporate seal.


			ARROW ELECTRONICS, INC.


			By:  ______________________
			Title:  Assistant Treasurer

			Date:  ____________________

                                                								     Exhibit 11

                              			     ARROW ELECTRONICS, INC.
                        		STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE

                                          						    Year Ended December 31,
	                      		     ------------------------------------------------------------------


                            				 1995          1994          1993          1992          1991
                            				 ----          ----          ----          ----          ----
                              					     (In thousands except per share data)

Primary
-------

Average shares of common
  stock outstanding             47,332        45,999        44,532        38,329        26,879
Net effect of dilutive
  stock options - based
  on the treasury method           749           635           828         1,241           974
	                     		    ----------    ----------    ----------    ----------    ----------

    Total                       48,081        46,634        45,360        39,570        27,853
	                     		    ==========    ==========    ==========    ==========    ==========

Net income                  $  202,544    $  111,889    $  106,559    $   79,461    $   33,889
Less preferred stock
  dividends                          -             -          (880)       (3,903)       (4,596)
                     			    ----------    ----------    ----------    ----------    ----------

    Total                   $  202,544    $  111,889    $  105,679    $   75,558    $   29,293
                     			    ==========    ==========    ==========    ==========    ==========

Per share amount            $     4.21    $     2.40    $     2.33    $     1.91    $     1.05
                     			    ==========    ==========    ==========    ==========    ==========


Fully Diluted
-------------

Average shares of common
  stock outstanding             47,332        45,999        44,532        38,329        26,879
Net effect of dilutive
  stock options - based
  on the treasury method           762           635           911         1,263         1,070
Assumed conversion of 9%
  convertible subordi-
  nated debentures                   -             -             -             -           851
Assumed conversion of
  5-3/4% convertible sub-
  ordinated debentures           3,029         3,773         3,774           381             -
Assumed conversion of
  preferred stock                    -             -           691         3,433         3,615
                     			     ---------    ----------    ----------     ---------     ---------

    Total                       51,123        50,407        49,908        43,406        32,415
                     			     =========    ==========    ==========     =========     =========

Net income                   $ 202,544    $  111,889    $  106,559     $  79,461     $  33,889
Add interest on 9%
  convertible subordi-
  nated debentures,
  net of income tax
  effect                             -             -             -             -         1,649
Add interest on 5-3/4%
  convertible subordi-
  nated debentures,
  net of income tax
  effect                         3,471         4,313         4,313           455             -
                     			     ---------    ----------    ----------      --------     ---------

    Total                    $ 206,015    $  116,202    $  110,872      $ 79,916     $  35,538
                     			     =========    ==========    ==========      ========     =========

Per share amount             $    4.03    $     2.31    $     2.22      $   1.84     $    1.10(A)
                     			     =========    ==========    ==========      ========     =========




(A)  This calculation is submitted in accordance with Regulation S-K Item
601(b)(11) although it is contrary to paragraph 40 of APB Opinion No. 15 because it produces an anti-dilutive result.

			  ARROW ELECTRONICS, INC.
			    SUBSIDIARY LISTING                      Exhibit 21


1.      Arrow Electronics, Inc. a New York corporation
2.      Arrow Electronics International, Inc., a Virgin Islands corporation
3.      Arrow Electronics Canada Ltd., a Canadian Corporation
4.      Lex Electronics, Ltd., a Canadian Corporation
5.      Arrow Electronics Credit Corporation, a Delaware Corporation
6.      Schuylkill Metals of Plant City, Inc., a Delaware Corporation
7.      Arrow Electronics International, Inc., a Delaware Corporation
8.      Arrow Electronics (UK) Inc., a Delaware Corporation
9.      Arrow/TEK Ltd., a Japanese Joint Venture (50% owned)
10.     Capstone Electronics Corp., a Delaware Corporation
11.     High Tech Ad, Inc., a New York Corporation
12.     Gates/Arrow Distributing, Inc., a Delaware Corporation
13.     Anthem Electronics, Inc., a Delaware Corporation,
       	 including subsidiaries:
	   A       Anthem Enterprises
	   B.      Lionex Corp.
	   C.      Anthem Technology Systems
14.     Arrow-Field OY and subsidiaries, a Finnish Company
15.     Arrow-TH:s Elektronik AB, and subsidiaries, a Swedish
	        Company (owned 85%)
16.     Exatec A/S, and subsidiaries,  a Danish company (owned 85%)
17.     Arrow Electronics Distribution Group - Europe B.V., a Dutch company,
	        and Subsidiaries which include:
	   A.      Arrow Electronics (UK) Limited, a British Company, and
		            subsidiaries:
		          1.      RR Electronics Limited, a British Company
		          2.      Axiom Electronics Ltd., a British Company
          		3.      Jermyn Holdings Limited, a British Company &
                   			Subsidiaries
		          4.      Techdis Limited, a British company, and subsidiary:
             			a.      Microprocessor & Memory Distribution Ltd., a
                      				British Company
	   B.      EDI Electronics Distribution International (France) SA, a
		            French Company and subsidiaries:
		          1.      Arrow Electronique S.A., a French Company, and
                   			subsidiaries:
             			a.      Generim S.A., a  French Company
             			b.      Feutrier S.A., a French Company
             			c.      CCI Electronique S.A., a French Company
             			d.      Arrow Computer Products S.N.C. (formerly
                      				Megachip S.A.) and subsidiaries

   	C.      Arrow Electronics GmbH, a German Company (which owns 70%
           		interest of Spoerle Electronic Handelgesellschaft mbH, a German
		           company, and subsidiaries)

   	D.      Arrow ATD Netherlands B.V., a Dutch company (which owns 87% of
	            	ATD Electronica S.A., a Spanish company
   	E.      Arrow-Amitron Netherlands B.V., a Dutch company (which owns 75%
	            	of the shares of Amitron-Arrow S.A.)
   	F.      Silverstar Ltd. S.p.A. (86% owned) & subsidiaries
   	G.      Arrow Australia Pty Ltd. (100% owned) and subsidiaries:
		          1.      Veltek Australia Pty Ltd. (75% owned)
          		2.      Zatek Australia Pty Ltd. (75% owned)

18.     Components Agent Limited, a British Virgin Island company (owned 90%)
         	and Subsidiaries which include:
   	A.      Components Agent Limited, a Hong Kong company
   	B.      Components Agent China Limited, a Hong Kong company
   	C.      Components Agent Korea Limited, a Hong Kong company
   	D.      Components Assembly & Sales Pte Ltd, a Singapore company
   	E.      Casl. (M) Sdn. Berhad, a Malaysian company, and subsidiaries
   	F.      Salson Holdings Limited, a British Virgin Islands company, and
            		subsidiary:
          		1.      Qinhuangdao Arrow Electronics Company Limited, a
                   			company of the People's Republic of China
   	G.      Components Korea Company Limited, a Korean company

19.     Texny (Holdings) Limited, a British Virgin Islands company (owned 95%)
         	and Subsidiaries:
   	A.      Texny (H.K.) Limited, a Hong Kong company, and subsidiary:
		          1.      Glorytact Company Limited, a Hong Kong company
   	B.      Intex-semi Limited, a Hong Kong company (inactive company)
   	C.      Colourmedia Animation Limited, a Hong Kong company (inactive
            		company)

20.     Strong Electronics Co., Ltd. and subsidiaries, a Taiwanese Joint
         	Venture (owned 45%)

21.     Ally/Arrow, Inc., a Taiwanese company (75% owned)

22.     Arrow Components (NZ) Limited, a New Zealand company (75% owned)

                                                                 EXHIBIT 23

		       CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 33-55565, 33-66594, No. 33-48252, No. 33-20428 and No. 2-
78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-54473) and in the related Prospectus pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 22, 1996 with respect to the consolidated financial statements and schedule of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1995.




                                            						   ERNST & YOUNG LLP


New York, New York
March 27, 1996

			      ARROW ELECTRONICS, INC.

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For the three years ended December 31, 1995


                                   					    Additions
                                   					    ---------

              	    Balance at                                            Balance
              	    beginning    Charged       Charged                    at end
              	    of year      to income     to other (2) Write-offs    of year
              		   ----------   -----------   ------------ -----------   -----------
Allowance for
doubtful accounts (1)

1995              $31,132,000   $21,344,000   $   67,000   $13,873,000   $38,670,000
              		  ===========   ===========   ==========   ===========   ===========

1994              $24,263,000   $20,289,000   $3,251,000   $16,671,000   $31,132,000
              		  ===========   ===========   ==========   ===========   ===========

1993              $16,278,000   $17,330,000   $3,060,000   $12,405,000   $24,263,000
              		  ===========   ===========   ==========   ===========   ===========

(1)  During 1994, the company acquired Gates/FA Distributing, Inc. and Anthem
     Electronics, Inc. in transactions accounted for as poolings of interests, accordingly the 1994 and 1993 financial information has been restated to include this activity.

(2) Represents the allowance for doubtful accounts of the businesses acquired by the company during each year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

					  ARROW ELECTRONICS, INC.

By/s/ Robert E. Klatell
      ------------------------
						Robert E. Klatell
						Executive Vice President

						March 27, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By/s/ Stephen P. Kaufman                              March 27, 1996
      --------------------------------------------------------------
      Stephen P. Kaufman, Chairman, Principal
      Executive Officer, and Director

By/s/ Robert E. Klatell                               March 27, 1996
      --------------------------------------------------------------
      Robert E. Klatell, Executive Vice President,
      Principal Financial Officer, and Director

By/s/ Paul J. Reilly                                  March 27, 1996
      --------------------------------------------------------------
      Paul J. Reilly, Controller
      and Principal Accounting Officer

By/s/ Daniel W. Duval                                 March 27, 1996
      --------------------------------------------------------------
      Daniel W. Duval, Director

By/s/ Carlo Giersch                                   March 27, 1996
      --------------------------------------------------------------
      Carlo Giersch, Director

By/s/                                                 March 27, 1996
      --------------------------------------------------------------
      Roger King, Director

By/s/ Karen Gordon Mills                              March 27, 1996
      --------------------------------------------------------------
      Karen Gordon Mills, Director

By/s/ Richard S. Rosenbloom                           March 27, 1996
      --------------------------------------------------------------
      Richard S. Rosenbloom, Director

By/s/ Robert S. Throop                                March 27, 1996
      --------------------------------------------------------------
      Robert S. Throop, Director

By/s/ John C. Waddell                                 March 27, 1996
      --------------------------------------------------------------
      John C. Waddell, Vice Chairman