Form 10-Q
period 1996-03-31
ARROW ELECTRONICS INC
filed 1996-05-15
CIK 7536

UNITED STATES
	SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C.  20549


	FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1996

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

     Common stock, $1 par value: 50,928,766 shares outstanding at May 2, 1996.
 	PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                               ARROW ELECTRONICS, INC.
                                          	CONSOLIDATED STATEMENT OF INCOME
                                        	(IN THOUSANDS EXCEPT PER SHARE DATA)

                                                      Three Months Ended
                                                          March 31,
                                                -----------------------------
                                                   1996               1995
                                                   ----               ----
                                                        (Unaudited)
Sales                                           $1,703,318         $1,440,353
                                                ----------         ----------
Costs and expenses:
  Cost of products sold                          1,421,501          1,194,023
  Selling, general and
    administrative expenses                        156,080            140,638
  Depreciation and amortization                      9,053              7,771
                                                ----------         ----------
                                                 1,586,634          1,342,432
                                                ----------         ----------
Operating income                                   116,684             97,921

Equity in (loss) earnings of
  affiliated company                                  (101)               744

Interest expense                                    11,308             11,107
                                                ----------         ----------
Earnings before income
  taxes and minority interest                      105,275             87,558

Provision for income taxes                          41,731             35,933
                                                ----------         ----------
Earnings before minority interest                   63,544             51,625

Minority interest                                    6,736              6,774
                                                ----------         ----------
Net income                                      $   56,808         $   44,851
                                                ==========         ==========
Net income per common share:
  Primary                                            $1.11             $  .96
  Fully diluted                                      $1.11             $  .91

Average number of common shares
  and common share equivalents
  outstanding:
    Primary                                         51,276             46,865
    Fully diluted                                   51,276             50,706

See accompanying notes.


                                                   ARROW ELECTRONICS, INC.
                                                	CONSOLIDATED BALANCE SHEET
                                                  	(DOLLARS IN THOUSANDS)

                                                March 31,       December 31,
                                                   1996              1995
                                             ------------     --------------
                                              (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments             $   77,909         $   93,947
  Accounts receivable, less allowance
    for doubtful accounts ($39,240 in
    1996 and $38,670 in 1995)                  1,017,976            940,049
  Inventories                                  1,063,779          1,039,111
  Prepaid expenses and other assets               36,806             31,610

                                              ----------         ----------
    Total current assets                       2,196,470          2,104,717


Property, plant and equipment at cost:
  Land                                            14,492             14,527
  Buildings and improvements                      65,660             63,857
  Machinery and equipment                        119,218            112,883
                                              ----------         ----------
                                                 199,370            191,267
    Less accumulated depreciation and
      amortization                                78,514             73,932
                                              ----------         ----------
                                                 120,856            117,335
                                              ----------         ----------
Investment in affiliated company                  35,930             36,031

Cost in excess of net assets of
  companies acquired, net of amortization
  ($50,135 in 1996 and $48,085 in 1995)          373,778            379,171

Other assets                                      63,148             63,762
                                               ----------         ----------
                                               $2,790,182         $2,701,016
                                               ==========         ==========

See accompanying notes.

                                           	ARROW ELECTRONICS, INC.
                                           CONSOLIDATED BALANCE SHEET
                                              (DOLLARS IN THOUSANDS)




                                                  March 31,       December 31,
                                                    1996               1995
                                                -----------       ------------
                                                (Unaudited)

                                                                  <c)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                               $  555,556       $  561,834
  Accrued expenses                                  242,429          207,738
  Short-term borrowings, including
    current maturities of long-term debt            125,086          117,085
                                                 ----------       ----------
    Total current liabilities                       923,071          886,657

Long-term debt                                      449,787          451,706

Deferred income taxes and other liabilities          71,453           68,992

Minority interest                                    94,650           97,780


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 80,000,000 shares
    Issued - 50,813,012 shares in 1996
      and 50,647,826 shares in 1995                  50,813           50,648
  Capital in excess of par value                    535,501          530,324
  Retained earnings                                 659,441          602,633
  Foreign currency translation adjustment            12,639           18,398
                                                 ----------       ----------
                                                  1,258,394        1,202,003

  Less: Unamortized employee stock awards
           and other                                  7,173            6,122
                                                 ----------       ----------
                                                  1,251,221        1,195,881
                                                 ----------       ----------
                                                 $2,790,182       $2,701,016
                                                 ==========       ==========
                                                    See accompanying notes.

                                                   	ARROW ELECTRONICS, INC.
                                           	CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       	(IN THOUSANDS)

                                                        Three Months Ended
                                                             March 31,
                                                     -----------------------
                                                        1996           1995
                                                        ----           ----

Cash flows from operating activities:
  Net income                                          $56,808       $ 44,851
  Adjustments to reconcile net income to net
    cash provided by operations:
      Minority interest in earnings                     6,736          6,774
      Depreciation and amortization                     9,497          8,257
      Equity in undistributed (earnings) loss
        of affiliated company                             101           (744)
      Deferred income taxes                             3,895          4,420
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                         (72,267)      (100,691)
          Inventories                                 (25,783)       (30,552)
          Prepaid expenses and other assets            (4,893)          (578)
          Accounts payable                             (6,651)        64,514
          Accrued expenses                             32,573         31,984
                                                     --------      ---------
  Net cash provided by operating activities                16         28,235
                                                     --------      ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                     (9,286)       (15,934)
  Cash consideration paid for acquired businesses      (4,290)       (77,221)
                                                     --------       --------
  Net cash used for investing activities              (13,576)       (93,155)
                                                     --------       --------
Cash flows from financing activities:
  Change in short-term borrowings                       1,340          2,528
  Change in credit facilities                           1,765         54,892
  Repayment of long-term debt                          (2,249)       (16,507)
  Proceeds from long-term debt                          1,184          3,863
  Proceeds from exercise of stock options               2,507          3,909
  Distribution to minority partners                    (6,811)        (7,931)
  Net cash provided by (used for)
    financing activities                               (2,264)        40,754
                                                     --------       --------
Effect of exchange rate changes on cash                  (214)         9,342
                                                     --------       --------
Net decrease in cash and short-term investme          (16,038)       (14,824)
Cash and short-term investments at beginning
  of period                                            93,947        105,606
                                                     --------       --------
Cash and short-term investments at end of period      $77,909       $ 90,782
                                                      =======       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                      $14,176       $ 15,071
    Interest                                           13,779         10,806

                             See accompanying notes.

                              ARROW ELECTRONICS, INC.
                   	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 	MARCH 31, 1996



Note A -- Basis of presentation

The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B -- Net income per common share

Net income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the quarter ended March 31, 1996 and 1995, the average number of common stock equivalents was 568,438 and 602,229, respectively. In October 1995, the 5-3/4% convertible subordinated debentures (the "debentures") were converted into common stock. Net income per common share on a fully diluted basis, for 1995, assumes that the debentures were converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


Sales

Consolidated sales for the first quarter of 1996 increased approximately 18 percent compared with the year-earlier period. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world.


Operating income

The company recorded operating income of $116.7 million in the first quarter of 1996, compared with $97.9 million in the first quarter of 1995. The improvement in operating income reflects the impact of increased sales and economies of scale, offset in part by lower gross profit margins. Gross profit margins decreased as a result of proportionately higher sales of low margin products, such as commercial computer products, and competitive pricing pressures.


Interest expense

Interest expense of $11.3 million in the first quarter of 1996 increased from $11.1 million during the comparable quarter of 1995.

Income taxes

During the first quarter of 1996, the company recorded a provision for taxes at an effective tax rate of 39.6%, compared with 41.0% in the earlier period. The decrease in the provision from the year earlier period is due to increased earnings in countries with lower marginal tax rates.


Net income

The company recorded net income of $56.8 million in the first quarter of 1996, compared with $44.9 million in the first quarter of 1995. The increase in net income over the year-earlier period is principally due to increased sales and operating income.


Liquidity and capital resources

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 79% and 75% for the first quarter of 1996 and 1995, respectively.

The net amount of cash provided by the company's operating activities during the first three months of 1996 was $16,000. The net amount of cash used for investing activities was $13.6 million, including $4.3 million for various acquisitions. The net amount of cash used for financing activities was $2.3 million, principally reflecting the company's credit facility borrowings, offset by the distribution to minority partners.

During the first three months of 1995 the net amount of cash provided by the company's operating activities was $28.2 million. The net amount of cash used for investing activities was $93.2 million, including $77.2 million for various acquisitions and investments, and the net amount of cash provided by the company's financing activities was $40.8 million.

The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1997.




Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits.

        (10)(a)(i) Arrow Electronics Stock Ownership Plan, as amended and restated through December 28, 1994.

               (ii) Amendment No. 1, dated March 29, 1996 to the Arrow Electronics Stock Ownership Plan in (10)(a)(i) above.

              (iii) Arrow Electronics Savings plan, as amended and restated through December 28, 1994.

               (iv) Amendment No. 1, dated March 29, 1996 to the Arrow Electronics Savings Plan in (10)(a)(iii) above.

                (v) Capstone Electronics Corp. Profit-Sharing Plan, as amended and restated through December 28, 1994.

        (11)  Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.
           None.




SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  May 13, 1996                          By:/s/ Robert E. Klatell
                                                ------------------------
                                                Robert E. Klatell
                                                Executive Vice President


Date:  May 13, 1996                          By:/s/ Paul J. Reilly
                                                -----------------------
                                                Paul J. Reilly
                                                Controller










ARROW ELECTRONICS STOCK OWNERSHIP PLAN

	Restated to Reflect Amendments Adopted
	Through December 28, 1994




                                       TABLE OF CONTENTS


                                                           Page


INTRODUCTION                                                v

ARTICLE I	Definitions                                       I-1
	1.1	Accounts                                               I-1
	1.2	Administrator                                          I-1
	1.3	Affiliate                                              I-1
	1.4	Beneficiary                                            I-2
	1.5	Board of Directors                                     I-2
	1.6	Category of Common Stock                               I-2
	1.7	Class Year Account                                     I-2
	1.8	Common Stock                                           I-2
	1.9	Company                                                I-2
	1.10	Compensation                                          I-2
	1.11	Disability                                            I-3
	1.12	Effective Date                                        I-3
	1.13	Employee                                              I-3
	1.14	Employer                                              I-5
	1.15	Entry Date                                            I-5
	1.16	Exempt Loan                                           I-5
	1.17	Fund                                                  I-5
	1.18	General Account                                       I-5
	1.19	Highly Compensated Employee                           I-5
	1.20	Hour of Service                                       I-7
	1.21	Member                                                I-11
	1.22	Normal Retirement Date                                I-11
	1.23	One-Year Break in Service                             I-11
	1.24	PAYSOP Account                                        I-13
	1.25	Plan                                                  I-13
	1.26	Suspense Account                                      I-13
	1.27	Termination of Employment                             I-13
	1.28	Trust Agreement                                       I-13
	1.29	Trustee                                               I-13
	1.30	Vested Percentage                                     I-13
	1.31	Year                                                  I-14
	1.32	Year of Employment                                    I-14
	1.33	Year of Membership                                    I-14
	1.34	Year of Service                                       I-14

ARTICLE II	Membership                                      II-1
	2.1	In General                                            II-1
	2.2	Service with Affiliates                               II-1
	2.3	Transfers                                             II-2
	2.4	Reemployment                                          II-3

ARTICLE III	Contributions                                 III-1
	3.1	Source of Contributions                               III-1
	3.2	Amount of Contributions                               III-1
	3.3	Maximum Limitation                                    III-1
	3.4	Contributions Conditional                             III-4
	3.5	Effect of Redetermination                             III-4

ARTICLE IV	Accounts                                         IV-1
	4.1	Accounts                                               IV-1
	4.2	Eligibility to Share in
              Contributions and Forfeitures                 IV-3
	4.3	Allocation of Contributions
              and Forfeitures                               IV-3
	4.4	Crediting the Earnings and Other Amounts
		  Received in Respect of Common Stock                     IV-4
	4.5	Reallocation of Common Stock                           IV-6
	4.6	Common Stock Withdrawn from the Suspense
		  Account                                                 IV-7
	4.7	Maximum Limitation                                     IV-8
	4.8	Administration of Accounts                             IV-9
	4.9	Voting of Common Stock                                 IV-9
	4.10	Vesting                                               IV-11
	4.11	Diversification of Investments                        IV-13

ARTICLE V	Retirement Benefits                                V-1
	5.1	Payment of Retirement Benefits                          V-1

ARTICLE VI	Termination of Employment                        VI-1
	6.1	Benefits upon Termination of Employment                VI-1
	6.2	Payment of Benefits upon Termination of
		  Employment                                              VI-1
	6.3	Forfeitures                                            VI-3
	6.4	Reemployment                                           VI-3
	6.5	Irrevocable Forfeitures                                VI-5

ARTICLE VII	Withdrawal upon Full Vesting                   VII-1
	7.1	Withdrawal Rights                                     VII-1
	7.2	Distribution                                          VII-1
	7.3	Direct Transfer to Arrow Savings Plan                 VII-1

ARTICLE VIII0 Death Benefits                              VIII-1
	8.1	Death Benefits                                       VIII-1
	8.2	Designation of a Beneficiary                         VIII-2
	8.3	Proof of Death                                       VIII-3
	8.4	Designation of Method of Distribution                VIII-4
	8.5	Undistributed Balance of Terminated Member           VIII-4
	8.6	Discharge of Liability                               VIII-4

ARTICLE IX	Distribution of Benefits                         IX-1
	9.1	No PAYSOP Account Distributions Before
		  84 Months                                               IX-1
	9.2	Form of Distribution of Benefits                       IX-2
	9.3	Put Options                                            IX-2
	9.4	Time of Commencement of Benefits                       IX-2
	9.5	Special Rule for Exempt Loan                           IX-4
	9.6	Qualified Domestic Relations Orders                    IX-4
	9.7	Direct Rollover of Eligible Rollover
		  Distributions                                           IX-6

ARTICLE X	Administration of the Plan                         X-1
	10.1	Fiduciary                                              X-1
	10.2	The Administrator                                      X-1
	10.3	Notification of Members                                X-3
	10.4	Advisers                                               X-3
	10.5	Service in Multiple Capacities                         X-3
	10.6	Limitation of Liability; Indemnity                     X-3
	10.7	Reliance on Information                                X-4
	10.8	Funding Policy                                         X-5
	10.9	Proper Proof                                           X-5
	10.10	Genuineness of Documents                              X-5

ARTICLE XI	The Trust Agreement                              XI-1
	11.1	The Trust Agreement                                   XI-1
	11.2	Rights of the Company                                 XI-1
	11.3	Duties and Responsibilities of the Trustee            XI-2
	11.4	Leveraged Purchases                                   XI-3

ARTICLE XII	Amendment                                      XII-1
	12.1	Right of the Company to Amend the Plan               XII-1
	12.2	Plan Merger                                          XII-1
	12.3	Amendments Required by Law                           XII-1

ARTICLE XIII  Discontinuance of Contributions
		   and Termination of the Plan                          XIII-1
	13.1	Right to Terminate the Plan or Discontinue
              Contributions                               XIII-1
	13.2	Manner of Termination                               XIII-1
	13.3	Effect of Termination                               XIII-2
	13.4	Distribution of the Fund                            XIII-2
	13.5	Expenses of Termination                             XIII-3

ARTICLE XIV	Miscellaneous Provisions                       XIV-1
	14.1	Plan Not a Contract of Employment                    XIV-1
	14.2	Source of Benefits                                   XIV-1
	14.3	Spendthrift Clause                                   XIV-1
	14.4	Merger                                               XIV-2
	14.5	Valuation of Common Stock                            XIV-2
	14.6	Claims Procedure                                     XIV-3
	14.7	Inability to Locate Distributee                      XIV-3
	14.8	Payment to a Minor or Incompetent                    XIV-3
	14.9	Doubt as to Right to Payment                         XIV-4
	14.10	Estoppel of Members and Beneficiaries               XIV-5
	14.11	Controlling Law                                     XIV-6
	14.12	Separability                                        XIV-6
	14.13	Captions                                            XIV-6
	14.14	Usage                                               XIV-6
	14.15	Family Members of Highly Compensated Employees      XIV-7

ARTICLE XV	Exempt Loans                                     XV-1
	15.1	Application of Article                                XV-1
	15.2	Use of Proceeds                                       XV-1
	15.3	Non-Recourse Requirement                              XV-1
	15.4	Permitted Collateral                                  XV-2
	15.5	Default                                               XV-2
	15.6	Release from Encumbrance                              XV-2
	15.7	Suspense Account                                      XV-2
	15.8	Put Option                                            XV-3
	15.9	Other Terms of Loan                                   XV-7

ARTICLE XVI	Leased Employees                               XVI-1
	16.1	Definitions                                          XVI-1
	16.2	Treatment of Leased Employees                        XVI-1
	16.3	Exception for Employees Covered by Plans of
		  Leasing Organization                                   XVI-2
	16.4	Construction                                         XVI-2

ARTICLE XVII"Top-Heavy" Provisions                        XVII-1
	17.1	Determination of "Top-Heavy" Status                 XVll-1
	17.2	Provisions Applicable in "Top-Heavy" Years          XVll-5

SUPPLEMENT NO. 1                                            S1-1
SUPPLEMENT NO. 2                                            S2-1
SUPPLEMENT NO. 3                                            S3-1
SUPPLEMENT NO. 4                                            S4-1
SUPPLEMENT NO. 5                                            S5-1


ARROW ELECTRONICS STOCK OWNERSHIP PLAN

INTRODUCTION
  As used herein, the term "Plan" means the Arrow
Electronics Stock Ownership Plan, initially adopted effective
January 1, 1974 (as the Employee Stock Ownership Plan for the Employees of Arrow Electronics, Inc.) and amended from time to time. The Plan was amended effective as of January 1, 1977 to include a TRASOP, and it then comprised: (a) as Part I, the Plan substantially as in effect theretofore, with changes deemed advisable in light of the adoption of the TRASOP, and further changes deemed necessary or advisable in order to comply with applicable law; and (b) Part II, a TRASOP administered by means of accounts separate from the accounts established pursuant to
Part I.  Under Part II of the Plan, Common Stock of Arrow
Electronics, Inc. was transferred to the Plan in accordance with the provisions of: (i) section 301(d)(6) of the Tax Reduction
Act of 1975, as amended, with respect to qualified investment (as defined in the Internal Revenue Code of 1954, as amended (the
"1954 Code")) for the taxable years 1977 and 1978; (ii) section
48(n) of the 1954 Code with respect to qualified investment for the taxable years 1979 through 1982; and (iii) section 44G
(succeeded by section 41) of the 1954 Code with respect to aggregate compensation paid or accrued for the taxable years 1983 through 1986. Arrow Electronics, Inc. and its participating subsidiaries adopted and have maintained the Plan for the purpose of giving eligible employees an interest in the business of Arrow Electronics, Inc. through indirect stock ownership, with the benefits and risks attendant upon stock ownership.
		The Plan was further amended and restated effective as of June 1, 1979 and January 7, 1980. Effective as of June 1,
1982, the Plan was amended and restated to include as Part III a Capital Accumulation Plan administered by means of accounts separate from the accounts established pursuant to Part I and
Part II. Effective as of January 1, 1983, the Plan was further amended and restated to make changes in Part II deemed necessary or advisable in order to comply with the provisions of applicable law that substituted a payroll-based tax credit employee stock ownership plan ("PAYSOP") for a TRASOP, and further changes deemed necessary or advisable in light of the adoption of Part
III of the Plan and of changes in applicable law.
		Pursuant to a restatement dated January 1, 1985, the Plan was further amended to comply with applicable law and to reflect the adoption by the Company of two new plans (the "New Plans"), the Arrow Electronics ESOP and the Arrow Electronics
Capital Accumulation Plan, both effective as of January 1, 1984.
 The Arrow Electronics ESOP was a qualified stock bonus plan within the meaning of section 401(a) of the Internal Revenue Code of 1986, as amended (the "Code"), and an employee stock ownership plan as defined in section 4975(e)(7) of the Code and regulations and rulings thereunder, and section 407(d)(6) of the Employee Retirement Income Security Act of 1974 ("ERISA") and regulations and rulings thereunder (an "ESOP").

		Membership in Parts I and III of the Plan was closed after the Entry Date of July l, 1983 and no contributions were made to Part I or Part III for any Year ending after December 31, 1983. Members of the Plan who were eligible became members of the New Plans as of December 31, 1983. Other eligible individuals subsequently became members of the New Plans in accordance with the terms thereof. Part II of the Plan remained open to new
Members in accordance with its terms, but no Company contribu-tions were made to it after that for the Year ended December 31, 1986. The cessation of contributions was the result of the termination of the tax credit formerly provided under section 41 of the 1954 Code (and predecessor statutes).
		The Plan was further amended and restated effective as of the close of business on December 31, 1988 for the following purposes: (i) to delete Part III and to transfer all assets and liabilities thereof to a separate plan called the Arrow
Electronics Savings Plan; (ii) to combine Parts I and II and to merge the Arrow Electronics ESOP into the Plan as thus amended, and to make further changes deemed necessary or advisable in light of the merger, including changing the name of the Plan to the Arrow Electronics Stock Ownership Plan; and (iii) to make changes deemed necessary or advisable to comply with changes in applicable law, effective on such dates as required by law, and to make other changes deemed desirable in order to effect the purposes of the Plan. Provisions of this document having effective dates prior to December 31, 1988 govern Parts I and II of the Plan as constituted prior thereto and the Arrow
Electronics ESOP. The Plan is designated as an employee stock ownership plan as defined in section 4975(e)(7) of the Code and regulations and rulings thereunder, and is designed to invest primarily in qualifying employer securities within the meaning of section 409(1) of the Code.
		The Plan is now restated to incorporate further amendments adopted through December 28, 1994 in order to make changes deemed necessary or advisable to comply with changes in applicable law, effective as of such dates as are required by law, and to make other changes deemed desirable in order to effect the purposes of the Plan. The Plan as thus restated reads as follows:


	ARTICLE I
	Definitions
		1.1	Accounts.  A Member's General Account and, if
applicable, his PAYSOP and/or Class Year Account.
		1.2	Administrator.  The Administrator appointed
by the Board of Directors to administer the Plan pursuant to
Article X.
		1.3	Affiliate.  Any of the following:


			1.3.1	Controlled Group Affiliate.  Any
corporation (other than an Employer) of which 80% or more of the total combined voting power of all classes of stock entitled to vote is owned at the time of reference, directly or indirectly, by the Company, and any other trade or business (other than an Employer), whether or not incorporated, which, at the time of reference, controls, is controlled by or under common control with an Employer within the meaning of section 414(b) or 414(c)
of the Code, including any division of an Employer not
participating in the Plan and, for purposes of Section 3.3,
section 415(h) of the Code (a "Controlled Group Affiliate").
			1.3.2	Affiliated Service Groups, etc.  Any
(a) member of an affiliated service group, within the meaning of section 414(m) of the Code, that includes an Employer, or
(b) organization aggregated with an Employer pursuant to section
414(o) of the Code, to the extent required by such sections.
		1.4	Beneficiary.  A person or persons entitled
pursuant to the Plan to receive any benefits payable upon or after the death of a Member.
		1.5	Board of Directors.  The Board of Directors of
the Company.
		1.6	Category of Common Stock.  Shares of Common
Stock which are treated as having the same cost or other basis to the Fund are regarded as being of the same Category of Common
Stock. Shares of Common Stock may be assigned to a Category of
Common Stock for this purpose based on the average cost thereof determined in accordance with applicable regulations.
		1.7	Class Year Account.  A separate Account
maintained for a Member pursuant to Section 4.1.3.
		1.8	Common Stock.  The common stock of the Company
having a par value of $1.00 per share, or any other common stock into which it may be reclassified.
		1.9	Company.  Arrow Electronics, Inc., a New York
corporation, and any company acquiring the business of Arrow Electronics, Inc. and which, within a reasonable time thereafter, adopts this Plan as of the effective date of such acquisition.
		1.10	Compensation.  Gross annual cash compensation
paid by an Employer in any Year to an Employee while he is a
Member of the Plan; provided, however, that if an Employee
becomes a Member on July 1 of any Year (or any other date other than January 1 of such year), his Compensation for such Year shall be one-half of his actual gross annual cash compensation from the Employer for such Year (or otherwise prorated in such manner as the Administrator shall deem appropriate in order to reflect the portion of such Year during which he was a Member). Compensation shall be determined before giving effect to any salary reduction agreement under the Arrow Electronics Capital Accumulation Plan (or any other cash or deferred arrangement described in section 401(k) of the Code) or to any similar
reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code). Effective January 1, 1989, Compensation taken into account under the Plan for any Year shall not exceed the amount determined in accordance with section
401(a)(17) of the Code.  If, as a result of the application of the family aggregation rules under Section 14.15, the dollar limitation under section 401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected
individuals in proportion to each such individual's Compensation as determined under this Section 1.10 prior to the application of this dollar limitation.
		1.11	Disability.  A physical or mental conditon which
would, upon proper application, entitle the Member to disability benefits under the Social Security Act.
		1.12	Effective Date.  January 1, 1974.
		1.13	Employee.  Any person employed by the Company or
any other Employer, subject to such terms and conditions as may apply to such Employer pursuant to Section 1.14 and subject also to the following:


			1.31.1	An employee who is employed primarily
to render services within the jurisdiction of a union and whose compensation, hours of work, or conditions of employment are determined by collective bargaining with such union shall not be an Employee unless the applicable collective bargaining agreement expressly provides that such employee shall be eligible to participate in this Plan, in which event, however, he shall be entitled to participate in this Plan only to the extent and on the terms and conditions specified in such collective bargaining agreement.


			1.31.2	The board of directors of an Employer
may, in its discretion, determine that individuals employed in a specified division, subdivision, plant, location or job classi-fication of such Employer shall not be Employees, provided that any such determination shall not discriminate in favor of Highly Compensated Employees so as to prevent the Plan from qualifying under section 401(a) of the Code.


			1.13.3	An individual who performs services for
an Employer under an agreement or arrangement (which may be
written, oral, and/or evidenced by the Employer's payroll
practice) with such individual or with another organization that provides the services of such individual to the Employer, pursuant to which such individual is treated as an independent contractor or is otherwise treated as an employee of an entity other than the Employer, shall not be an Employee, irrespective of whether such individual is treated as an employee of the
Employer under common-law employment principles or pursuant to the provisions of section 414(m), 414(n) or 414(o) of the Code.
		1.14	Employer.  The Company and any subsidiary of the
Company which has adopted the Plan with the approval of the
Company, subject to such terms and conditions as may be imposed by the Company upon the participation in the Plan of such
adopting Employer.
		1.15	Entry Date.  Each January 1 and July 1.
		1.16	Exempt Loan.  A loan to the Plan (including a
purchase by the Plan on deferred payment terms) which is made by or guaranteed by the Company or another disqualified person with respect to the Plan.  The term "loan," for purposes of this Plan, shall include a non-recourse loan by the Company to the Plan which is repayable only out of contributions by the Company and earnings described in Section 15.3.
		1.17	Fund.  The Fund created by the Trust Agreement
pursuant to Section 11.1.
		1.18	General Account.  A separate Account maintained
for a Member pursuant to Section 4.1.1.
		1.19	Highly Compensated Employee.  A "highly
compensated employee" as defined in section 414(q) of the Code and applicable regulations, subject to the family aggregation rules set forth in Section 14.15. A "highly compensated employee" as so defined includes any employee who performs ser-vice for an Employer or Affiliate during the "determination year" and who, during the "look-back year": (a) received compensation within the meaning of section 415(c)(3) of the Code but deter-mined without regard to sections 125 and 402(e)(3) of the Code
("HCE Compensation") in excess of $75,000 (as adjusted pursuant to section 415(d) of the Code); (b) received HCE Compensation in excess of $50,000 (as adjusted pursuant to section 415(d) of the Code) and was a member of the top-paid group for such year; or
(c) was an officer of an Employer or Affiliate and received HCE Compensation during such year greater than 50 percent of the dollar limitation in effect under section 415(b)(1)(A) of the Code. The term "highly compensated employee" also includes:
(y) employees who are both described in the preceding sentence if the term "determination year" is substituted for the term "look-back year" and included in the 100 employees who received the most HCE Compensation from the Employer during the "determination year"; and (z) employees who are 5-percent owners (as described in Section 17.1.2(c)) at any time during the "look-back year" or the "determination year." For purposes of determining who is a "highly compensated employee" with respect to any Year, the pro-visions of the second sentence of this Section 1.19 may be modi-fied, at the discretion of the Company, by substituting $50,000 for $75,000 in clause (a) and deleting clause (b). If no officer has satisfied the requirement of (c) above during either a "determination year" or a "look-back year," the highest paid officer for such year shall be treated as a "highly compensated employee." For purposes of this Section 1.19, the "determination year" shall be the Year and the "look-back year" shall be the twelve-month period immediately preceding the "determination year." The determination of who is a "highly compensated employee," including the determinations of the number and iden-tity of employees in the top-paid group, the top 100 employees and the number of employees treated as officers, will be made in accordance with section 414(q) of the Code and applicable regula-tions, rulings, procedures and permitted elections thereunder.
For purposes of this Section 1.19, HCE Compensation is determined without regard to section 401(a)(17) of the Code and without regard to whether the individual is an Employee or a Member.


		1.20	Hour of Service.  For all purposes of this Plan,
"Hour of Service" shall mean each hour includible under any of
Sections 1.20.1 through 1.20.4, applied without duplication, but subject to the provisions of Sections 1.20.5 through 1.20.8.
			1.20.1	Paid Working Time.  Each hour for which
an employee is paid, or entitled to payment, for the performance of duties for an Employer;
			1.20.2	Paid Absence.  Each regularly scheduled
working hour during a period for which an employee is paid, or entitled to payment, by an Employer on account of a period of time during which no duties are performed (irrespective of whether the employment relationship has terminated) due to vacation, holiday, illness, incapacity (including disability or pregnancy), layoff, jury duty, military duty or leave of absence;


			1.20.3	Military Service.  Each regularly
scheduled working hour which would constitute an Hour of Service under Section 1.20.1 or 1.20.2 but for the employee's absence for service in the armed forces of the United States during a period in which his reemployment rights are protected by law, provided that such employee re-enters the employ of an Employer within the period during which his reemployment rights are protected by law;
and
			1.20.4	Back Pay Awards.  Each hour for which
back pay, irrespective of mitigation of damages, is either
awarded or agreed to by an Employer.
			1.20.5	Crediting Hour of Service.  Hours of
Service shall be credited as follows:
				(a)  Paid Working Time.  Hours of
Service described in Section 1.20.1 shall be credited to the Year in which the duties were performed;
				(b)  Paid Absence and Military Service.
 Hours of Service described in Sections 1.20.2 and 1.20.3 shall be credited to the Year in which occur the regularly scheduled working hours with respect to which such Hours of Service are determined, beginning with the first such hours;
				(c)  Back Pay Awards.  Hours of Service
described in Section 1.20.4 shall be credited to the Year or
Years to which the back pay award or agreement pertains (rather than to the Year in which the award, agreement or payment is made).
			1.20.6	Limitations on Hours of Service for
Paid Absences.  Notwithstanding any other provision of this Plan,
Hours of Service otherwise required to be credited pursuant to
Section 1.20.2 (relating to paid absences), or Section 1.20.4
(relating to an award or agreement for back pay) to the extent the award or agreement described therein is made with respect to a period described in such subsection, shall be subject to the following limitations and rules:
				(a)  501 Hour Limitation.  No more than
501 of such Hours of Service are required to be credited on
account of any single continuous period during which the Employee performs no duties (whether or not such period occurs in a single
Year);
				(b)  Payments Required by Law.  An hour
for which an Employee is directly or indirectly paid, or entitled to payment, on account of a period during which no duties are performed is not required to be credited to the Employee if such payment is made or due under a plan maintained solely for the purpose of complying with applicable workmen's compensation, unemployment compensation or disability insurance laws;
				(c)  Certain Payments Excluded.  Hours
of Service are not required to be credited for a payment which solely reimburses an Employee for medical or medically related expenses incurred by the Employee, or constitutes a retirement, termination, or other severance pay or benefit; and
				(d)  Indirect Payments.  A payment
shall be deemed to be made by or due from an Employer regardless of whether such payment is made by or due from the Employer
directly, or indirectly through, among others, a trust, fund, or insurer, to which the Employer contributes or pays premiums.
			1.20.7	Determinations by Administrator.  The
Administrator shall have the power and final authority:
				(a)  To determine the Hours of Service
of any individual for all purposes of the Plan, and to that end may, in its discretion, adopt such rules, presumptions and
procedures permitted by applicable law as it shall deem
appropriate or desirable;
				(b)  Without limiting the generality of
the foregoing, to provide that the regularly scheduled working hours to be credited under Sections 1.20.2, 1.20.3 and 1.20.4 to an Employee without a regular work schedule shall be determined on the basis of a 40-hour work week, or an 8-hour work day, or on any other reasonable basis which reflects the average hours
worked by the Employee or by other Employees in the same job classification over a representative period of time, provided that the basis so used is consistently applied with respect to all Employees within the same job classifications, reasonably defined.
			1.20.8	Monthly Equivalency.  An Employee who
customarily works for an Employer for 20 or more hours per week throughout each Year (except for holidays and vacations) shall be credited with exactly 190 Hours of Service for each month with respect to which he completes at least one Hour of Service in accordance with the foregoing provisions of this Section 1.20 (regardless of whether the number of Hours of Service actually completed in such month exceeds 190), subject to Section 1.20.6.
		1.21	Member.  Every individual who on December 31,
1988 was a Member of Part I or Part II of this Plan (as then in effect) or of the Arrow Electronics ESOP, and every individual who shall have become a Member pursuant to Article II hereof, and whose Membership shall not have terminated.
		1.22	Normal Retirement Date.  The 65th anniversary of
a Member's date of birth.
		1.23	One-Year Break in Service.
			1.23.1	Class Year Accounts.  For purposes of
determining the forfeiture of Class Year Account balances, a One-
Year Break in Service is a Year on the last day of which the in-dividual is not employed by an Employer. For purposes of the preceding sentence, the first Year in which an individual is not employed on the last day of the Year by reason of a "maternity or paternity absence" as defined in Section 1.23.3 shall be dis-
regarded.
			1.23.2	General Accounts.  For purposes of
determining the forfeiture of General Account balances, a One-
Year Break in Service is a Year in which the individual has no more than 500 Hours of Service.  For purposes of determining whether a One-Year Break in Service has occurred, an individual who is absent from work by reason of a "maternity or paternity absence" as defined in Section 1.23.3 shall receive credit for the Hours of Service which would have been credited to such
individual but for such absence, or in any case in which such
Hours cannot be determined, eight Hours of Service per day of such absence, but in no event more than 501 Hours of Service.
The Hours of Service credited under this Section 1.23.2 shall be credited only (a) in the Year in which the absence begins if necessary to prevent a One-Year Break in Service in that Year, or
(b) in all other cases, in the following Year.
			1.23.3	Maternity or Paternity Absence.  For
purposes of this Section 1.23, "maternity or paternity absence"
means an absence from active employment beginning on or after
January 1, 1985 by reason of (a) the individual's pregnancy,
(b) the birth of a child of the individual, (c) the placement of a child with the individual in connection with the adoption of such child by such individual, or (d) for purposes of caring for any such child for a period beginning immediately following such birth or placement.  Nothing in this Plan shall be construed to give an employee a right to a leave of absence for any reason.
		1.24	PAYSOP Account.  A separate Account maintained
pursuant to Section 4.1.2 for each Member who at December 31,
1988 had a balance in an account established for him under Part
II of this Plan as in effect prior to the close of business on
December 31, 1988.
		1.25	Plan.  The Arrow Electronics Stock Ownership
Plan, which as currently in effect is set forth in this
instrument.
		1.26	Suspense Account.  A suspense account created
and maintained pursuant to Section 15.7.
		1.27	Termination of Employment.  A Member's
employment shall be treated as terminated on the date that he ceases to be an Employee, subject to Section 2.3.
		1.28	Trust Agreement.  The agreement by and between
the Company and the Trustee under which this Plan is funded, as from time to time amended.
		1.29	Trustee.  The trustee or trustees from time to
time designated under the Trust Agreement.
		1.30	Vested Percentage.  The percentage of a Member's
Account or a subaccount thereof which is nonforfeitable pursuant to Article IV.
		1.31	Year.  The period of time commencing with the
first day of January and ending with the last day of December.
		1.32	Year of Employment.  A Year during which an
employee has not less than one thousand (1,000) Hours of Service.
		1.33	Year of Membership.  A Year of Employment
throughout which a Member (a) was employed by an Employer or
Affiliate and (b) was a Member of the Plan or of the Arrow
Electronics ESOP prior to its merger with the Plan.  Effective
December 31, 1987, in the case of any individual who prior to
January 1, 1985 became a Member of Part I of this Plan (as then in effect) or the Arrow Electronics ESOP, and who was an Employee
on December 31, 1987, Years of Membership shall be calculated for purposes of Section 4.10.3(b) as though such person had become a
Member of Part I of this Plan or the Arrow Electronics ESOP (as the case may be) on the Entry Date coincident with or next
following his attainment of age 21 and completion of a 12-consecutive-month period in which he was credited with 1,000
Hours of Service, provided he was an Employee on such Entry Date.
		1.34	Year of Service.  A (a) Year of Employment, and
(b) in the case of a former member of the Arrow Electronics ESOP, any other Year between 1984 through 1988, inclusive, on the last day of which the employee rendered services to an Employer, but excluding any Year prior to the Effective Date (or, in the case of a former member of the Cramer Electronics, Inc. Employee Savings/Investment Plan, prior to January 1, 1972) and excluding any Year prior to the Year in which the employee attained age 18.
 Notwithstanding the foregoing, the term "Year of Service" shall not include any Year not taken into account for vesting purposes as of December 31, 1984 under the Plan or the Arrow Electronics
ESOP as a result of the application of the break rules of those plans as then in effect, nor any other Year which was succeeded by five consecutive One-Year Breaks In Service ("Five-Year
Break"), if the number of such One-Year Breaks in Service was equal to or in excess of the individual's Years of Service prior to such Five-Year Break and the individual had no nonforfeitable rights under the Plan at the time of the Five-Year Break.


	ARTICLE II
	Membership
		2.1	In General.  An Employee who has not previously
become a Member shall become a Member on the first Entry Date on or after January 1, 1989 coincident with or next following the later of his reaching age 21 or his completing a consecutive 12-
month period in which he is credited with 1,000 Hours of Service, provided he is then an Employee. The first consecutive 12-month period taken into account for this purpose shall start on the date on which he first performs an Hour of Service described in
Section 1.20.1, and if he does not complete 1,000 Hours of
Service within that period, the subsequent 12-month periods shall be Years, beginning with the first Year after such date.
		2.2	Service with Affiliates.  Solely for the
purposes of determining (a) whether an employee has met the length of service requirement imposed as a prerequisite for membership in the Plan, or (b) the Hours of Service credited to an employee under the Plan, service with any Affiliate shall be treated as service with an Employer. Notwithstanding any other provision of this Plan, a Member shall be eligible to share in contributions and forfeitures under the Plan only with respect to Compensation paid by an Employer for service as an Employee (as distinguished from service for any Affiliate).


		2.3	Transfers.


			2.3.1	Transfer to Eligible Employment.  If an
individual is transferred to employment eligible for membership in this Plan from employment with an Affiliate or with an
Employer in a position not so eligible, he shall become a Member on the later of (a) the date of such transfer, or (b) the Entry
Date on which he would have become a Member if his prior
employment by the Employer or Affiliate had been in a position eligible for membership in the Plan.
			2.3.2	Transfer to Affiliate or Ineligible
Employment. If a Member is transferred to employment with (a) an Affiliate or (b) an Employer in a position ineligible for membership in the Plan, he shall not be deemed to have retired or terminated his employment for the purposes of the Plan until such time as he is employed neither by an Employer nor by any
Affiliate.  Such a Member shall be eligible to share in
contributions and forfeitures under the Plan for the Year of such transfer, provided that he remains an employee of an Employer or any Controlled Group Affiliate as of the last day of that Year, or he ceased to be such an employee during the Year by reason of death or Disability, or on or after attainment of his Normal
Retirement Date, but he shall not be eligible to share in
contributions or forfeitures for subsequent Years unless and until he returns to employment as an Employee in a position not excluded from active membership pursuant to Section 1.13. For purposes of this Section 2.3.2, for any period after a Member's
Vested Percentage in all his Accounts is 100%, "Affiliate" shall not include an organization described only in Section 1.3.2.
		2.4	Reemployment.  If a Member whose Accounts are
not vested terminates employment and is subsequently rehired as an Employee after five or more consecutive One-Year Breaks in Service, he shall upon rehire be treated as a new employee for all purposes of this Plan. In all other cases, a Member who terminates employment and is subsequently rehired as an Employee shall be eligible to resume membership in this Plan immediately upon rehire.


 ARTICLE III
	Contributions
		3.1	Source of Contributions.  All contributions to
the Fund will be made by the Employers.  Contributions by Members shall not be required or permitted.  The Company may, in its discretion, make the contribution to the Fund required of any other Employer hereunder, as agent for such Employer.
		3.2	Amount of Contributions.  For each Year that the
Plan is in effect, each Employer shall contribute to the Fund such amount (if any) as the board of directors of such Employer shall determine in its sole discretion. Such amounts shall be transferred by each Employer to the Trustee in cash or in Common
Stock, as such board of directors shall determine, from time to time during the Year, or after the close of the Year, but within the time prescribed by law for the filing of such Employer's federal income tax return for such Year.
		3.3	Maximum Limitation.  The following provisions
shall apply notwithstanding any provision of Article IV to the contrary:
			3.3.1	Maximum Limitation.  Subject to the
provisions of Section 3.3.2, the contributions and forfeitures allocated to a Member's Account under this Plan for any Year, when added to (a) the contributions and forfeitures allocable to his account under the Arrow Electronics Savings Plan or under any other plan (or portion thereof) of any Employer or any of its
Affiliates subject to section 415(c) of the Code, (b) employee contributions under all such plans (or portions thereof) but not including rollover contributions, loan repayments or repayments of prior distributions upon exercise of buy-back rights, and
(c) amounts described in section 419A(d)(2) of the Code (relating to post-retirement medical benefits of key employees) or
allocated to a pension plan individual medical account described in section 415(l) of the Code, to the extent includible for
purposes of section 415(c)(2) of the Code, shall not exceed the lesser of (a) $30,000 (or, if greater, 25% of the amount in
effect under section 415(b)(1)(A) of the Code pursuant to
applicable regulations) or (b) 25% of the Member's Earnings (as defined in Section 3.3.4) for such Year. Employer and employee contributions taken into account as Annual Additions shall include "excess contributions" as defined in section 401(k)(8)(B)
of the Code, "excess aggregate contributions" as defined in
section 401(m)(6)(B) of the Code, and "excess deferrals" as
described in section 402(g) of the Code (to the extent such
excess deferrals are not distributed to the employee before the
April 15 following the taxable year of the employee in which such deferrals were made), regardless of whether such amounts are distributed or forfeited.  Notwithstanding the foregoing, for any
Year that this Plan satisfies all of the requirements of section 4l5(c)(6)(C) of the Code, the provisions of this Section 3.3.1, shall be applied by disregarding (y) any contributions for a Year which are applied to the payment of interest on a loan incurred for the purpose of acquiring Common Stock and are charged against a Member's Account, and (z) forfeitures of Common Stock that was acquired with the proceeds of a loan. For purposes of this
Section 3.3.1, forfeitures of Common Stock shall be valued as of the day of reallocation, i.e., December 31 of such Year.
			3.3.2	Adjustment of Limitation.  The
limitation described in Section 3.3.1 shall be applied taking into account the special rule in section 415(c)(6) of the Code.
			3.3.3	Valuation of Common Stock from Suspense
Account.  For purposes of this Section 3.3, shares of Common
Stock that are withdrawn from the Suspense Account in any Year by reason of Employer contributions for such Year (and allocable to a Member's Account as of the last day of such Year in accordance with Section 4.6) shall be taken into account in an amount equal to the lesser of (a) the amount of such Employer contributions, or (b) the fair market value of such shares as of the last day of such Year.
			3.3.4	Definition of Earnings.  "Earnings"
means gross cash compensation actually paid by all Employers and Affiliates, but determined after giving effect to any salary reduction agreement under the Arrow Electronics Savings Plan (or similar contributions under any other cash or deferred arrange-ment within the meaning of section 401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (with-in the meaning of section 125 of the Code). Effective January 1, 1989, Earnings taken into account under the Plan for any Year shall not exceed the amount determined in accordance with section 401(a)(17) of the Code.


			3.3.5	Coverage by Defined Benefit Plan.  If a
Member has at any time been covered by a defined benefit plan maintained by an Employer or an Affiliate, the limitations set forth in this Article III shall be further reduced if and to the extent necessary to comply with section 415(e) of the Code.
		3.4	Contributions Conditional.  Notwithstanding any
other provisions of the Plan or the Trust Agreement, all
contributions under the Plan are conditioned on the deductibility of such contributions under section 404(a) of the Code for the taxable year for which contributed, and on initial qualification of the Plan under section 401(a) of the Code.
		3.5	Effect of Redetermination.  If the TRASOP credit
(authorized by section 46 of the 1954 Code) or the PAYSOP credit
(authorized by section 44G or 41 of the 1954 Code) allowable for a prior taxable year of the Company is increased or decreased because of a redetermination, or if the TRASOP credit is recaptured in accordance with the provisions of the 1954 Code, the Company shall take appropriate action pursuant to Article III of Part II of the Plan as in effect prior to the close of business on December 31, 1988. In the event that, pursuant to a redetermination increasing the allowable PAYSOP credit for any prior taxable year, the Company makes an additional contribution to the Plan in respect of such year, such contribution shall be allocated to the PAYSOP Accounts of Members who were eligible to share in the allocation of the contribution for such year in proportion to their Compensation for such year not in excess of $100,000.


	ARTICLE IV
	Accounts
		4.1	Accounts.  The Administrator shall maintain
Accounts as follows, in which the number of shares or fractions of a share (to the nearest one-hundredth) allocated to each
Member shall be recorded:
			4.1.1	General Account.  A General Account
shall be maintained on behalf of each Member, to which shall be credited (a) the balance (if any) as of December 31, 1988 in the Member's account under Part I of this Plan as then in effect,
(b) the balance (if any) as of December 31, 1988 in the Member's account under the Arrow Electronics ESOP except for the amount
(if any) credited to the Member's Class Year Account pursuant to
Section 4.1.3, (c) future contributions and forfeitures allocated to the Member pursuant to Section 4.3, provided that the Member at the time of allocation has no Class Year Account, (d) the balance in the Member's Class Year Account (if any) upon the termination of such Account pursuant to Section 4.1.3 and
(e) future earnings in respect of Common Stock credited to the
General Account.
			4.1.2	PAYSOP Account.  A PAYSOP Account shall
be maintained on behalf of every Member who had a balance as of
December 31, 1988 in an account under Part II of this Plan as then in effect, to which shall be credited such balance and any future earnings thereon.
			4.1.3	Class Year Account.
				4.1.3.1  Establishment of Class Year
Account.  A Class Year Account shall be maintained on behalf of every Member (a) who has one Hour of Service prior to January 1,
1989 and one Hour of Service on or after January l, 1989,
provided that the Hour of Service on or after January 1, 1989 was not preceded by five consecutive One-Year Breaks in Service (as defined in Section 1.22.1), and (b) whose Vested Percentage in the shares of Common Stock that have been or may in the future be allocated to him is greater in 1989 or any subsequent Year if calculated according to the Class Year vesting schedule set out in Section 4.10.3(b) than if calculated according to the General
Account vesting schedule set out in Section 4.10.3(a).  The Class
Year Account shall be credited with (x) any subaccount balance in the Member's account under the Arrow Electronics ESOP as of
December 31, 1988 for which vesting is more favorable in 1989 or any subsequent year under the Class Year vesting schedule than under the General Account vesting schedule, (y) future
contributions and forfeitures allocated to the Member pursuant to
Section 4.3 for so long as the Member has a Class Year Account, and (z) future earnings in respect of Common Stock credited to the Class Year Account.
				4.1.3.2  Subaccounts.  A Member's Class
Year Account shall be made up of subaccounts as provided for in
Section 4.10.3(b).  Each subaccount shall be terminated, and its balance transferred to the Member's General Account, when it is no longer possible for the Member's Vested Percentage in the shares of Common Stock that have been allocated to such sub-
account to be greater, in any Year, under the Class Year Account vesting schedule than under the General Account vesting schedule.
 No further subaccounts shall be created when it is no longer possible for the Member's Vested Percentage in the shares of
Common Stock allocated to any such subaccount to be greater, in any Year, under the Class Year vesting schedule than under the
General Account vesting schedule.
		4.2	Eligibility to Share in Contributions and
Forfeitures.  Notwithstanding any other provision of this Plan, a
Member shall be eligible to share in contributions or forfeitures for a Year (a "Participating Member") only if he has not less than 1,000 Hours of Service during such Year; provided, however, that if such Member retires at or after Normal Retirement Date, suffers Disability or dies during such Year, the 1,000 Hours of
Service requirement shall be pro-rated.
		4.3	Allocation of Contributions and Forfeitures.  As
of the last day of each Year, the Common Stock contributed for that Year, or purchased with cash contributions for that Year, or attributable to forfeitures for that Year, shall be allocated to the Accounts of all Members who are Employees as of the last day of that Year or whose employment terminated during that Year at or after their Normal Retirement Date, or on account of death or Disability, and are Participating Members. Such Common Stock
shall be allocated in the ratio which the Compensation of each Participating Member bears to the total Compensation of all Participating Members for such Year. If a Participating Member has a Class Year Account, the allocation shall be to that
Account.  Otherwise, the allocation shall be to the Member's
General Account. In allocating forfeitures of Common Stock, the Administrator shall allocate each Category of Common Stock proportionately to the Accounts of each Member to whom forfeited
Common Stock is allocated.
		4.4	Crediting the Earnings and Other Amounts
Received in Respect of Common Stock. All distributions (except distributions of Common Stock) received in respect of Common
Stock previously allocated to Members' Accounts, including,
without limitation, cash dividends, shall, to the extent not applied toward payment of an Exempt Loan in accordance with
Section 15.3, be applied to the purchase of Common Stock which shall be credited to the Accounts of Members in proportion to the amount of Common Stock held in such Accounts when such distri-
butions accrued.  All distributions (except distributions of
Common Stock) received in respect of Common Stock not previously allocated to Members' Accounts, but subsequently allocated as of the close of the Year, shall, to the extent not applied toward payment of an Exempt Loan in accordance with Section 15.3, be applied to the purchase of Common Stock which shall be credited to the Accounts of Participating Members (as defined in Section
4.2) as of the end of the Year in proportion to the crediting of such unallocated Common Stock to Members' Accounts at the end of the Year, except as otherwise provided in Section 4.7.  Distri-
butions with respect to which there is an ex-dividend date shall be deemed to accrue on the first day on which the Common Stock sells ex-dividend.
		In the event that the distribution received in respect of Common Stock previously allocated to Members' Accounts is additional Common Stock, such additional Common Stock shall be allocated to the Accounts of Members in proportion to the amount of Common Stock in their Accounts when the right to such
additional Common Stock accrues.
		In the event that the distribution received in respect of Common Stock not previously allocated to Members' Accounts, but subsequently allocated as of the close of the Year, is
additional Common Stock, such additional Common Stock shall be allocated to the Accounts of Participating Members in proportion to the allocation at the end of the Year of such previously
unallocated Common Stock, except as otherwise provided in Section
4.7.
		All distributions received in respect of Common Stock held in the Suspense Account and not allocated to Members'
Accounts at or before the close of the Year, to the extent not applied toward repayment of an Exempt Loan in accordance with
Section 15.3, shall (unless made in the form of Common Stock) be applied to the purchase of Common Stock, and the Common Stock so purchased (or distributed) shall be credited to the Accounts of Participating Members as of the end of the Year in the proportion in which they are eligible to share in Employer contributions for such Year as provided in Section 4.3 except as otherwise provided in Section 4.7.
		Distributions described in this Section 4.4 may not be used to pay an Exempt Loan except to the extent permitted under
Section 15.3.  To the extent so used, the foregoing provisions of this Section 4.4 shall not apply, and such distributions shall be treated as applied to purchase the Common Stock withdrawn from the Suspense Account by reason of such payment, and such Common
Stock shall be allocated as provided in Section 4.6.
		4.5	Reallocation of Common Stock.  Common Stock once
allocated to the Account of a Member shall not be reallocated to the Account of any other Member except as follows:
			4.5.1	Forfeited Common Stock.  Common Stock
forfeited by Members shall be reallocated as provided in Section
4.3.
			4.5.2	Cash Distributed In Lieu of Common
Stock.  In the event that the Trustee distributes cash in lieu of a fractional share of Common Stock in a Member's Account, this
Common Stock shall, for purposes of allocation to the Accounts of other Members, be treated as having been purchased by the Trustee during the Year in which such distribution is made for the amount so distributed in cash.  However, the Common Stock so allocated by the Trustee shall remain in the same Category of Common Stock in the Accounts of the Members to whom reallocated as it was in the Account of the Member to whom previously allocated.
		4.6	Common Stock Withdrawn from the Suspense
Account.  Common Stock withdrawn from the Suspense Account for any Year pursuant to Section 15.7 shall be allocated as of the last day of such Year among Members in the following manner:
			4.6.1	Employer Contributions.  To the extent
that such Common Stock was withdrawn from the Suspense Account by reason of Employer contributions for such Year, or by reason of earnings on Plan assets held in the Suspense Account and not allocated to Members' Accounts on or before the end of such Year, such Common Stock shall be allocated among Participating Members for such Year in the proportion in which they are eligible to share in Employer contributions for such Year as provided in
Section 4.3.
			4.6.2	Income on Common Stock.  To the extent
that such Common Stock was withdrawn from the Suspense Account by reason of dividends or other distributions on Common Stock
allocated to Members' Accounts on or before the last day of such
Year, such Common Stock shall be allocated among Members in
proportion to their respective interests in the Common Stock in respect of which such dividends or other distributions were made, in the manner provided in Section 4.4.
		4.7	Maximum Limitation.  If the total allocation to
a Member's Accounts in any one Year under Section 4.3 and (with respect to allocations of earnings and other amounts received in respect of Common Stock not previously allocated to Members'
Accounts) Section 4.4 and Section 4.6.1 would exceed the
limitations set forth in Section 3.3, such excess shall be used to reduce contributions (including allocation of any forfeitures)
for such Member in the next Year and each succeeding Year if necessary; provided, if the Member is not covered by this Plan at the end of the Year, the portion exceeding the limitations set forth in Section 3.3 shall be held by the Trustee in escrow (with the Plan as beneficiary) to be allocated to the Members' Accounts in the next succeeding Year or Years in the manner set forth in
Section 4.3, and in proportion to the Compensation for such later
Year or Years, as soon as permitted after giving effect to
Section 3.3.  Any distributions or other earnings received for any Year on assets remaining in such escrow as of the close of such Year shall also be held in such escrow. In the event of a termination of the Plan, unallocated amounts held in such escrow shall be allocated to the extent possible under this Article IV for the Year of termination.  Any amount remaining in such escrow upon termination of the Plan shall then be returned to the
Company or other Employer, notwithstanding any other provision of the Plan or Trust Agreement.
		4.8	Administration of Accounts.  Contributions,
forfeitures and Common Stock withdrawn from the Suspense Account shall be allocated annually as of the close of each Year.  All other allocations provided for in this Article IV shall be made quarterly, semi-annually or annually, as directed by the
Administrator.
		4.9	Voting of Common Stock.
			4.9.1	Members' Rights.  Each Member shall
have the right to direct the Trustee as to the manner in which shares of Common Stock allocated to his Accounts are to be voted.
 The Company shall furnish the Trustee and the Members with
notices and information statements when voting rights are to be exercised, in such time and manner as may be required by applicable law and the Company's Certificate of Incorporation and By-Laws. Such statements shall be substantially the same for
Members as for holders of Common Stock in general.  The Member may, in his discretion, grant proxies for the exercise of his voting rights under this Section 4.9 in accordance with proxy provisions of general application.  The Trustee shall vote such
Common Stock in accordance with the direction of the Member or, if permitted by the Member, in its sole discretion.  Fractional shares of Common Stock allocated to Members' Accounts shall be combined to the largest number of whole shares and voted by the
Trustee to reflect to the extent possible the voting direction of the Members holding fractional shares.
			4.9.2	Vote by Trustee.  Any Common Stock held
in escrow under Section 4.7, or in the Suspense Account under
Section 15.7, or otherwise not allocated to a Member's Account at the time of reference, may be voted by the Trustee in its sole discretion. Whenever the Trustee may vote any Common Stock in its sole discretion under this Section 4.9, the Trustee shall do so in a manner that the Trustee judges to be in the best interest of the Members and their Beneficiaries. This may include, if the Trustee judges it appropriate, the voting of such Common Stock so as to reflect the voting directions given by the Members with respect to Common Stock with respect to which they have voting rights under this Section 4.9.  The Trustee shall not vote any
Common Stock with respect to which a Member has voting rights under this Section 4.9 except in accordance with valid directions or proxies given in accordance with this Section 4.9.
			4.9.3	Rights of Beneficiaries.  All rights of
Members under this Section 4.9 shall, upon the death of a Member, be exercisable by such Member's Beneficiary until such time as the Member's Accounts shall have been fully distributed to such
Beneficiary.
		4.10	Vesting.
			4.10.1	PAYSOP Accounts.  Each PAYSOP Account
shall have a Vested Percentage of 100% at all times.
			4.10.2	Full Vesting.  Upon a Member's
Termination of Employment on account of death or Disability, or upon his attainment of his Normal Retirement Date (or any higher age) while employed by an Employer or an Affiliate, his General
Account and Class Year Account (if any) shall have a Vested
Percentage of 100%.
			4.10.3	Vesting Schedules.  Upon a Member's
Termination of Employment for a reason other than death,
retirement at or after his Normal Retirement Date, or Disability, he shall be entitled to receive the Vested Percentage of the balance in his General Account and his Class Year Account (if
any), determined as follows:
				(a)  The Vested Percentage of a
Member's General Account shall be determined on the basis of the Member's Years of Service, as follows:
		Years of Service	Vested Percentage

		5 or more			100%
		less than 5	    		0%
			A Member who had a vested or partially vested account under Part I of the Plan on January 1, 1984 shall have a
Vested Percentage of 100%, without regard of his actual Years of
Service.
				(b)  This Section 4.10.3(b) shall apply
to a Member for whom a Class Year Account is maintained pursuant to Section 4.1.3. Each Class Year Account shall be divided into subaccounts, one for each Year for which contributions and forfeitures are allocated to the Member pursuant to Section 4.3, and to which earnings thereon shall also be credited (pursuant to
Section 4.4).  The Vested Percentage of each subaccount depends on (i) the Member's total Years of Membership and (ii) the number of such Years since the Year for which the contribution or
forfeiture was allocated (the "Contribution Year").  A Member with fewer than five Years of Membership will have a Vested
Percentage determined according to the following Schedule A:
	Schedule A
		Full Years of Member-
		ship Beginning After
		the Contribution Year	Vested Percentage

                        Less than 2                                   0%
                                       2                                 10%
                                       3                                 30%
                                       4                                 60%
                                       5                                100%

			A Member with five or more Years of Membership will have a Vested Percentage determined according to the following Schedule B:
	Schedule B
		Full Years of Member-
		ship Beginning After
		the Contribution Year	Vested Percentage

		Less than 1		        0%
	          	   1		                   20%
	          	   2		                   40%
	          	   3		                   60%
	          	   4		                   80%
	          	   5		                 100%
 			Subject to Section 6.4.4, a Member will have a Vested Percentage of 100% in any subaccount of his Class Year
Account if he is employed by an Employer or an Affiliate on the fifth anniversary of the last day of the Year for which contributions and forfeitures were allocated to such subaccount.

		4.11	Diversification of Investments.
			4.11.1	Definitions.  For purposes of this
Section 4.11, "Qualified Member" means a Member who has attained age 55 and who has completed 10 Years of Membership in the Plan, and "Qualified Election Period" means the six-Year period
beginning with the later of (a) the Year in which the Member first becomes a Qualified Member and (b) the Year beginning
January 1, 1988.
			4.11.2	Election by Qualified Member.  If the
fair market value of the Common Stock acquired by the Plan after December 31, 1986 and ever allocated to the Accounts of a
Qualified Member exceeds $500 at the end of a Year in such
Member's Qualified Election Period, then all shares of Common
Stock acquired by the Plan after December 31, 1986 and ever
allocated to the Accounts of the Qualified Member shall be
subject to a diversification election within 90 days of such
Year-end and within 90 days of the end of each remaining Year in the Qualified Member's Qualified Election Period.  Within each such 90-day period except the last one, the Qualified Member shall be permitted to direct the Plan to transfer to the Arrow Electronics Savings Plan a number of shares equal to (a) 25% of the total number of shares of Common Stock acquired by the Plan after December 31, 1986 and ever allocated to the Accounts of the Qualified Member on or before the last day of the Year just ended, less (b) the number of such shares previously distributed, transferred, or diversified pursuant to an election made after December 31, 1986 (including shares withdrawn pursuant to Section 7.1). In the last election permitted to a Qualified Member,
"50%" shall be substituted for "25%" in clause (a) of the
preceding sentence. The Qualified Member's direction to the Plan shall be given in such manner and at such time as the
Administrator shall prescribe.  For purposes of this Section
4.11.2, the total number of shares of Common Stock acquired by the Plan after December 31, 1986 shall not include shares
contributed during 1987 to Part II of the Plan as then in effect as a contribution with respect to, and deductible by the Company for, the Year ended December 31, 1986.
			4.11.3	Additional Diversification.  The
Administrator may in his discretion permit Qualified Members to direct the Plan to diversify, in the manner set out in Section 4.11.2, a number of shares greater than the number specified in such Section; provided, that any such additional diversification shall be made available to Qualified Members in a manner that does not discriminate in favor of Highly Compensated Employees.
			4.11.4	Transfer of Account.  Whenever a
Qualified Member makes an election pursuant to Section 4.11.2, the Administrator shall within 90 days of the end of the Qualified Member's 90-day election period sell the number of shares for which diversification has been elected and transfer the proceeds, net of brokerage fees, to the Qualified Member's elective contributions account in the Arrow Electronics Savings
Plan. In lieu of such a sale, the Administrator may credit the Qualified Member with cash derived from contributions or dividends in an amount equal to the value of such shares, and apply the cash to the Arrow Electronics Savings Plan as though it were sale proceeds. If the Qualified Member has no account under the Arrow Electronics Savings Plan, he shall be required to open one prior to the transfer from this Plan. The transferred amount shall be treated as any other addition to the Qualified Member's elective contributions account in the Arrow Electronics Savings
Plan and invested according to the instructions that he shall have given with respect to that account.
			4.11.5  Limitation on Transfer from PAYSOP
Accounts.  Notwithstanding that the number of shares of Common
Stock subject to diversification is determined on a basis that includes all shares acquired by the Plan after December 31, 1986, the shares transferred pursuant to a diversification election under this Section 4.11 shall not include any shares from the Member's PAYSOP Account that are subject to the restriction of
Section 9.1 unless no other shares are available in the Member's Accounts. In the latter case, shares shall be distributed from the PAYSOP Account beginning with those held in such Account for the longest period.


	ARTICLE V
	Retirement Benefits
		5.1	Payment of Retirement Benefits.  A Member who
terminates employment on or after his Normal Retirement Date shall be entitled to receive in a single distribution the entire amount of Common Stock in his Accounts as of the date on which he actually retires, which right shall be nonforfeitable upon his Normal Retirement Date. Any amounts credited to his Accounts as of the last day of the Year in which he retires shall also be distributed to him. Both of these distributions shall be made not later than the 60th day of the Year after the close of the Year in which the Member terminates employment, except to the extent that the Common Stock in respect of which distribution is to be made has not yet been acquired by the Fund. Pending distribution, the Member's Accounts shall be credited with additional Common Stock (if any) creditable thereto pursuant to
Section 4.4 or 4.6.2.


	ARTICLE VI
	Termination of Employment
		6.1	Benefits upon Termination of Employment.
			6.1.1	Disability Benefits.  Upon a Member's
Termination of Employment on account of Disability, he shall be
100% vested in the amount of Common Stock in each of his Accounts as of the date on which his Disability occurs, and shall be
entitled to receive the total balance in each Account.  Any
amounts credited to his Accounts as of the last day of the Year in which his Disability occurs shall also be distributed to him.
			6.1.2	Other Terminations.  Upon a Member's
Termination of Employment for reasons other than death,
retirement at or after his Normal Retirement Date, or Disability, the Member shall be entitled to receive the total balance of his PAYSOP Account (if any) and the Vested Percentage of the balance of his General Account and of each of the subaccounts in his
Class Year Account (if any). The Vested Percentage shall in each case be determined according to the provisions of Section 4.10.
		6.2	Payment of Benefits upon Termination of
Employment.


			6.2.1	In General.  Subject to the provisions
of Section 9.5, the benefits distributable to a Member pursuant to this Article VI on Termination of Employment on or after January 1, 1986 shall be distributed in a single distribution no later than December 31 of the Year following the Year in which he terminates employment, provided, that if the total amount distributable from the Member's Accounts exceeds $3,500 (or exceeded $3,500 at the time of any prior distribution), (a) such Member's benefits shall not be so distributed prior to his Normal Retirement Date without the Member's written consent, and (b) if such consent is not given within such time as the Administrator shall prescribe, such benefits shall instead be distributed after the Member's Normal Retirement Date. Distribution shall in all events commence no later than 60 days after the close of the Year in which the Member attains age 65, except to the extent that the Common Stock to be so distributed has not yet been acquired by the Fund. Pending distribution, Accounts shall be credited with additional Common Stock (if any) creditable thereto pursuant to
Section 4.4 or subsection 4.6.2. If the nonforfeitable balance of a Member's Accounts is zero, the Member shall be deemed to have received a single-sum distribution of such nonforfeitable balance upon his Termination of Employment. The nonvested portion of the Accounts of a Member who is deemed to have received a single-sum distribution of his nonforfeitable balance under this Section 6.2.1 shall be forfeited pursuant to Section
6.3.


			6.2.2	Notice Period.  If a distribution is
one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Treas. Reg. section 1.411(a)-11(c) provided that: (a) the Administrator clearly informs the Member that the Member has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (b) the Member, after receiving the notice, affirmatively elects a distribution.


		6.3	Forfeitures.  The non-vested portion of a
terminated Member's Accounts shall be forfeited on the last day of the Year coincident with or next following the date of his Termination of Employment, unless he is reemployed prior to the last day of such Year.  If he has been so reemployed, no portion of his Accounts shall be forfeited on such day.  All forfeitures shall be reallocated among the remaining Members as provided in
Article IV.
		6.4	Reemployment.  If a Member is reemployed by an
Employer or Affiliate following a forfeiture as described in
Section 6.3, the forfeited balances in his Accounts shall be restored unless such forfeited balances have been irrevocably forfeited pursuant to Section 6.5.  In the event of such
restoration:
			6.4.1	No Distribution Made.  If no portion of
his Accounts has been distributed to him, he shall resume his place on the vesting schedules set forth in Section 4.10.
			6.4.2.	Distribution Made.  If the Member has
received a distribution of the vested portion of his General
Account or of any subaccount of his Class Year Account, the
Vested Percentage of the restored portion of such Account or subaccount (or the portion retained if the Member is reemployed after distribution and before forfeiture) shall be expressed by the formula:
	P(A + D) - D
where P is the Member's Vested Percentage in his General Account
or in the relevant subaccount of his Class Year Account, deter-
mined according to the provisions of Section 4.10.3 without
regard to this sentence; A is the amount of the restored (or retained) balance (expressed in number of shares); and D is the amount of the distribution previously made to him (expressed in number of shares).
			6.4.3	Source of Restored Amounts.  The
restoration of a portion of any Account or subaccount shall be made from forfeitures occurring at the end of the Year that such restoration occurs, and, if necessary, by a special Employer contribution made for that purpose.
			6.4.4	Irrevocable Forfeitures Not Restored.
Notwithstanding anything else in this Section 6.4, the non-vested balance of any Account or subaccount that has been irrevocably forfeited pursuant to Section 6.5 shall not be restored.
		6.5	Irrevocable Forfeitures.  The unvested portions
of a Member's Accounts shall be irrevocably forfeited if he incurs five consecutive One-Year Breaks in Service.


	ARTICLE VII
	Withdrawal upon Full Vesting
		7.1	Withdrawal Rights.  If a Member's General
Account has a Vested Percentage of 100%, he may withdraw, at such time and in such manner as the Administrator shall prescribe, not more than one-half of the balance of such Account.  No more than one such withdrawal may be made in any l2-month period, and no more than two such withdrawals may be made in any 60-month
period.  Notwithstanding the foregoing, shares of Common Stock acquired with the proceeds of an Exempt Loan may not be withdrawn prior to the close of the Year in which the Exempt Loan is repaid in full.
		7.2	Distribution.  Except for transfers to the Arrow
Electronics Savings Plan described in Section 7.3, distribution upon a withdrawal pursuant to Section 7.1 (whether made directly to the Member or in a direct rollover to an individual retirement arrangement or other eligible retirement plan) shall be made solely in shares of Common Stock, and there shall be no distribution of any fractional share or cash in lieu thereof.


		7.3	Direct Transfer to Arrow Savings Plan.  If a
Member directs that a transfer under Section 9.7 be made to the Arrow Electronics Savings Plan (the "Savings Plan"), the Administrator shall sell the number of shares designated by such Member and transfer the proceeds in cash, net of brokerage fees and any other direct expenses arising from such sale, to the Savings Plan. Such sale shall be made in accordance with procedures established by the Administrator, and within 90 days after the Administrator receives such a direction from a Member.
 The amounts so transferred shall be held and invested in accordance with the procedures established under the Savings Plan for rollover contributions.



	ARTICLE VIII
	Death Benefits
		8.1	Death Benefits.  In the event of the death of a
Member prior to his Termination of Employment, the amount of Common Stock in his Accounts as of the date of his death shall be distributed to his Beneficiary. Any amounts credited to the deceased Member's Accounts as of the last day of the Year in which he dies shall also be distributed to his Beneficiary. Both of these distributions shall be made not later than December 31 of the Year following the Year in which the Member's death occurs, except to the extent that the Common Stock in respect of which distribution is to be made has not yet been acquired by the Fund; provided, that if the Member had attained his Normal
Retirement Date prior to his death, distribution shall be made not later than 60 days following the close of the Year in which his death occurs. Notwithstanding the foregoing, if the Beneficiary is the Member's spouse, distribution shall be made within 90 days of the Member's death if reasonably practicable and otherwise as soon as practicable. Pending distribution, the deceased Member's Accounts shall be credited with additional
Common Stock (if any) creditable thereto pursuant to Section 4.4 and Section 4.6.2, and his Beneficiary shall be entitled to vote the Common Stock in his Accounts pursuant to Section 4.9.3.

		8.2	Designation of a Beneficiary.


			8.2.1	Designation of Beneficiary.  Subject to
the further provisions of this Section 8.2, each Member may designate, at such time and in such manner as the Administrator shall prescribe, a Beneficiary or Beneficiaries (who may be any one or more members of his family or any other persons, executor, administrator, any trust, foundation or other entity) to receive any benefits distributable hereunder to his Beneficiary after the death of the Member as provided herein. Such designation of a Beneficiary or Beneficiaries shall not be effective for any purpose unless and until it has been filed by the Member with the Administrator, provided, however, that a designation mailed by the Member to the Administrator prior to death and received after his death shall take effect upon such receipt, but prospectively only and without prejudice to any payor or payee on account of any payments made before receipt by the Administrator.


			8.2.2	Spouse as Presumptive Beneficiary.
Notwithstanding Section 8.2.1, a Member's sole Beneficiary shall be his surviving spouse, if the Member has a surviving spouse, unless the Member has designated another Beneficiary with the written consent of such spouse (in which consent such Beneficiary is specified by name or class, and the effect of such designation is acknowledged) witnessed by a notary public or Plan representa-tive. Any such consent shall be irrevocable. The Administrator may, in his sole discretion, waive the requirement of spousal consent if the Member is legally separated or if the Adminis-
trator is satisfied that the spouse cannot be located, or if the Member can show by court order that he has been abandoned by the spouse within the meaning of local law, or if otherwise permitted under applicable regulations.
			8.2.3	Change of Beneficiary.  A Member may,
from time to time in such manner as the Administrator shall
prescribe, change his designated Beneficiary or Beneficiaries, but any such designation which has the effect of naming a person other than the surviving spouse as sole Beneficiary is subject to the spousal consent requirement of Section 8.2.2.
			8.2.4	Failure to Designate.  If a Member has
failed effectively to designate a Beneficiary to receive the Member's death benefits, or a Beneficiary previously designated has predeceased the Member and no alternative designation has become effective, such benefits shall be distributed to the Member's surviving spouse, if any, or if no spouse survives the Member, to the Member's estate.


		8.3	Proof of Death.  The Administrator may require
such proof of death and such evidence of the right of any person to receive all or part of the death benefit of a deceased Member as the Administrator may deem desirable. The Administrator's determination of the fact of death of a Member and of the right of any person to receive distributions as a result thereof shall be conclusive upon such Member and all persons having or claiming any right in the Fund on account of such Member.
		8.4	Designation of Method of Distribution.
Notwithstanding Section 8.1, a Member (or, after his death, his Beneficiary) may direct the Administrator to cause any distribu-
tion in respect of his account following his death to be paid in installments over a period not to exceed five years, by filing with the Administrator a designation of method of payment in such form as may be prescribed or approved by the Administrator.
		8.5	Undistributed Balance of Terminated Member.  In
the event that a Member shall terminate employment with a vested balance in his Accounts hereunder and shall die prior to the complete distribution of such vested balance, the undistributed portion of such vested balance shall be distributed to his
Beneficiary, in the manner provided for in the foregoing provi-
sions of this Article VIII. Notwithstanding the foregoing, the Administrator and Trustee shall be fully protected in making distribution in the name of any such Member prior to the
Trustee's receiving actual notice of the death of such Member, and no Beneficiary of a deceased Member shall have any interest in such Member's vested Account balances to the extent that any such distribution shall have been made.
		8.6	Discharge of Liability.  If distribution in
respect of a Member's Accounts is made to a person reasonably believed by the Administrator or his delegate (taking into account any document purporting to be a valid consent of the Member's spouse, or any representation by the Member that he is not married) to properly qualify as the Member's Beneficiary under the foregoing provisions of this Article VIII, the Plan shall have no further liability with respect to such account (or the portion thereof so distributed).


	ARTICLE IX
	Distribution of Benefits
		9.1	No PAYSOP Account Distributions Before 84
Months. No Common Stock allocated to a Member's PAYSOP Account in respect of contributions made under Part II of the Plan as in effect prior to the close of business on December 31, 1988 may be distributed before the end of the 84th month beginning after the month in which the Common Stock was allocated to such Account, except in the case of:
			(a) Separation from service (within the meaning of section 409(d)(1) of the Code), death, Disability or termination of the Plan;
			(b) A transfer of the Member from employment with an Employer, in the case of a sale of substantially all of the assets used by the Employer in a trade or business, to employment with a purchaser;
			(c) A disposition of the stock of an Employer if the Member continues employment with such Employer; or
			(d)  A distribution made pursuant to Section

9.4.2.
This Section 9.1 shall continue to apply following complete discontinuance of contributions under the Plan.
		9.2	Form of Distribution of Benefits.  A Member or
Beneficiary who is eligible for a benefit as provided herein shall receive distribution thereof in Common Stock, with a cash payment in lieu of any fractional share of Common Stock.  The
Trustee may, however, distribute whole shares of Common Stock which are made up of fractions of various Categories of Common
Stock.  The Administrator shall apprise the distributee of the basis to the Fund of the Common Stock (and fractions of Common
Stock in the event that the whole shares of Common Stock
distributed are made up of fractions having different bases)
distributed to him.
		9.3	Put Options.  All Common Stock distributed by
the Plan shall be subject to the provisions of Section 15.8 as if it were acquired with the proceeds of an Exempt Loan.  No put option may be granted with respect to any Common Stock under this
Plan except as provided in this Section 9.3 and in Section 15.8.
		9.4	Time of Commencement of Benefits.
			9.4.1	Distribution at Normal Retirement Date.
 Subject to Sections 9.4.2 and 9.4.3, payment to a Member under this Article IX shall be made or commenced not later than the
60th day after the close of the Year in which occurs the later of his most recent Termination of Employment or his Normal
Retirement Date.
			9.4.2	Distribution at Age 70 1/2.
Distribution of the benefits of a Member who was a 5% owner (as described in Section 17.1.2(c)) for any part of any Year during or after which such Member attained age 66-1/2 shall be made in a single sum no later than the first day of April following the later of the calendar year in which such Member attained age
70-1/2 or became a 5% owner, even if he is still employed.
Effective beginning with the 1989 calendar year (distributions with respect to which shall be made or begin no later than April
1, 1990), this provision shall apply to all Members who attain age 70 1/2 on or after January 1, 1988, regardless of their ownership interest. Distributions shall be made pursuant to this
Article VIII as though the Member had retired.


			9.4.3	Subsequent Distributions.  If a Member
receives a single sum distribution pursuant to Section 9.4.2, any shares of Common Stock subsequently allocated to the Member's
Accounts shall be distributed to the Member as soon as practicable after the end of the Year for which such allocation is made.


			9.4.4	Delay of Payment.  Notwithstanding any
provisions to the contrary contained in this Plan, in the event that the amount of a payment required to commence on the date otherwise determined under this Plan cannot be ascertained by such date, or if it is not possible to make such payment on such date because the Administrator has been unable to locate the
Member (or, in the case of a deceased Member, his Beneficiary)
after making reasonable efforts to do so, a payment retroactive to such date may be made no later than 60 days after the earliest date on which the amount of such payment can be ascertained under this Plan or the date on which the Member (or Beneficiary) is located, whichever is applicable.
		9.5	Special Rule for Exempt Loan.  In the case of
Common Stock acquired with the proceeds of an Exempt Loan, no distribution shall be required pursuant to Article VI until the close of the Year in which the loan is repaid in full.
		9.6	Qualified Domestic Relations Orders.
			9.6.1	Definition.  For purposes of this
Section 9.6.1, "Qualified Domestic Relations Order" means any judgment, decree or order (including approval of a property
settlement) made pursuant to a state domestic relations law
(including a community property law) which relates to the
provision of child support, alimony payments or marital property to a spouse, former spouse, child or other dependent of a Member and which creates or recognizes the existence of a right of (or assigns such a right to) such spouse, former spouse, child or other dependent (the "Alternate Payee") to receive all or a
portion of the benefits payable with respect to a Member under the Plan.  A Qualified Domestic Relations Order must clearly specify the amount or percentage of the Member's benefits to be paid to the Alternate Payee by the Plan (or the manner in which such amount or percentage is to be determined).  A Qualified
Domestic Relations Order (a) may not require the Plan (i) to provide any form or type of benefits or any option not otherwise provided under the Plan, (ii) to pay benefits to an Alternate
Payee under such order which are required to be paid to another Alternate Payee under another such order previously filed with the Plan, or (iii) to provide increased benefits (determined on the basis of actuarial equivalents), but (b) may require payment of benefits to the Alternate Payee under the order (i) at any time after the date of the order, (ii) as if the Member had
retired on the date on which such payment is to begin under such order (taking into account only the benefits in which the
Participant is then vested) and (iii) in any form in which such benefits may be paid to the Member.
			9.6.2	Distributions.  The Administrator shall
recognize and honor any judgment, decree or order entered on or after January 1, 1985 under a state domestic relations law which the Administrator determines to be a Qualified Domestic Relations
Order in accordance with such reasonable procedures to determine such status as the Administrator shall establish. Without limitation of the foregoing, the Administrator shall notify a Member and the person entitled to benefits under a judgment, decree or order which purports to be a Qualified Domestic
Relations Order of (a) the receipt thereof, (b) the Plan's procedures for determining whether such judgment, decree or order is a Qualified Domestic Relations Order and (c) any determination made with respect to such status. During any period during which the Administrator is determining whether any judgment, decree or order is a Qualified Domestic Relations Order, any amount which would have been payable to any person pursuant to such order shall be separately accounted for pending payment to the proper recipient thereof. Any such amount, as so adjusted, shall be paid to the person entitled to such payment under any such judgment, decree or order if the Administrator determines such judgment, decree or order to be a Qualified Domestic Relations
Order within 18 full calendar months commencing with the date on which the first payment would be required to be made under such judgment, decree or order. If the Administrator is unable to make such a determination within such time period, payment under the Plan shall be as if such judgment, decree or order did not exist and any such determination made after such time period shall be applied prospectively only. Distribution to an Alternate Payee shall be made on a pro rata basis from the Member's Accounts in such manner as the Administrator shall direct.


		9.7	Direct Rollover of Eligible Rollover Distri-
butions.  This Section applies to distributions from the Plan made on or after January 1, 1993.  Notwithstanding any provisions of this Plan that would otherwise limit a Distributee's election under this Section 9.7, a Distributee may elect, at the time and in the manner prescribed by the Administrator, to have any
portion of an Eligible Rollover Distribution paid in a Direct
Rollover directly to an Eligible Retirement Plan specified by the
Distributee.
			9.7.1	Definitions.  For purposes of this
Section 9.7, the following terms shall have the meanings specified below.
				9.7.1.1    Eligible Rollover
Distribution. Any distribution of all or any portion of the balance to the credit of a Distributee under the Plan, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequent than annual) made for the life (or life expectancy) of the Distributee or the joint lives
(or life expectancies) of the Distributee and the Distributee's Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; the portion of any distribution that is not includible in gross income; and any deemed distribution occurring upon the Member's Termination of Employment under which the Member's account balance is offset by the amount of an outstanding Plan loan.
				9.7.1.2    Eligible Retirement Plan.
An individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section
408(b) of the Code, an annuity plan described in section 403(a) of the Code, or another employer's qualified trust described in section 401(a) of the Code, that accepts a Distributee's Eligible Rollover Distribution. However, in the case of an Eligible
Rollover Distribution to the surviving Spouse, an Eligible
Retirement Plan is only an individual retirement account or individual retirement annuity.
				9.7.1.3    Distributee.  A Member, a
Member's surviving Spouse or a Member's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations
Order (as defined in section 414(p) of the Code and Section
9.6.1).
				9.7.1.4    Direct Rollover.  A payment
by the Plan to an Eligible Retirement Plan specified by a Distributee, in the manner prescribed by the Administrator.


			9.7.2	Limitation.  No more than one Direct
Rollover may be elected by a Distributee for each Eligible
Rollover Distribution.  A Direct Rollover shall be paid in cash.
			9.7.3	Default Procedure.  If, upon
Termination of Employment, the value of a Member's Accounts does not exceed $3,500 (and did not exceed $3,500 at the time of any prior distribution under the Plan), and such Member does not make a timely election under this Section 9.7 to make a Direct
Rollover, the Member's Accounts shall be distributed to the Member in accordance with Section 6.2.


	ARTICLE X

	Administration of the Plan
		10.1	Fiduciary.  The named fiduciary under the Plan
shall be the Administrator, who shall have authority to control and manage the operation and administration of the Plan, except that he shall have no authority or responsibility with respect to those matters which under any applicable trust agreement,
insurance policy or similar contract are the responsibility, or subject to the authority, of the Trustee, any insurance company or similar organization.  The named fiduciary under the Plan shall have the right, by written instrument executed by him, to designate persons other than the named fiduciary to carry out fiduciary responsibilities under the Plan.
		10.2	The Administrator.
			10.2.1	Appointment of Administrator.  The
Board of Directors shall appoint an Administrator to administer the Plan, without regard to whether or not he is an officer or employee of an Employer or a Member of the Plan, or whether or not he is serving as a Trustee of this Plan, and he shall serve at the pleasure of the Board of Directors. The Administrator may resign by delivering his written resignation to the Board of
Directors.  Any vacancy in the position of Administrator, arising for any reason whatsoever, shall be filled by the Board of
Directors.  If the Administrator is also a Member of this Plan, he shall not vote or act upon any matter relating solely to
himself.  In the event no Administrator is then serving, or if the Administrator is incapable of taking action with respect to any matter (because the matter relates solely to himself, or for any other reason), the Board of Directors shall administer the
Plan.
			10.2.2	Duties.  The Administrator shall
administer the Plan and shall have all powers and discretion necessary or helpful for carrying out his responsibilities,
including, without limitation, the power and complete discretion:
 to make such rules as he may deem necessary; with the approval of the Board of Directors, to employ such persons as he shall deem necessary or desirable to assist in the administration of the Plan; to determine any question arising in the administra-
tion, interpretation and application of the Plan; and to correct defects, supply omissions and reconcile inconsistencies to the extent necessary to effectuate the Plan.  The determination of the Administrator shall be conclusive and binding on all persons.
 All distributions of the assets of the Fund shall be made by the Trustee at the written direction of the Administrator. All expenses of the Administrator shall be paid by the Company, and such expenses shall include any expenses authorized by the Board of Directors as necessary or desirable in the administration of the Plan.
		10.3	Notification of Members.  Annually, after all
allocations required hereunder for each Year have been made, the Administrator shall provide each Member with a statement of the amount of Common Stock in his Accounts.
		10.4	Advisers.  Any named fiduciary under the Plan,
and any fiduciary designated by a named fiduciary to whom such power is granted by a named fiduciary under the Plan, may employ one or more persons to render advice with regard to any
responsibility such fiduciary has under the Plan.
		10.5	Service in Multiple Capacities.  Any person or
group of persons may serve in more than one fiduciary capacity with respect to the Plan.
		10.6	Limitation of Liability; Indemnity.
			10.6.1	Delegation of Duty.  Except as
otherwise provided by law, if any duty or responsibility of a named fiduciary has been allocated or delegated to any other person in accordance with any provision of this Plan, then such named fiduciary shall not be liable for any act or omission of such person in carrying out such duty or responsibility.
			10.6.2	Limitation of Liability.  Except as
otherwise provided by law, no person who is a named fiduciary, or any employee, director or officer of any Employer or Affiliate, shall incur any liability whatsoever on account of any matter connected with or related to the Plan or the administration of the Plan, unless such person shall have acted in bad faith or been guilty of willful misconduct or gross negligence in respect of his duties, actions or omissions in respect of the Plan.
			10.6.3	Indemnity.  The Company shall indemnify
and save harmless each fiduciary, and each employee, director or officer of any Employer or Affiliate, from and against any and all loss, liability, claim, damage, cost and expense which may arise by reason of, or be based upon, any matter connected with or related to the Plan or the administration of the Plan
(including, but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing or defending against any litigation, commenced or threatened, or in settlement of any such claim whatsoever), unless such person shall have acted in bad faith or been guilty of willful misconduct or gross negligence in respect of his duties, actions or omissions in respect of the Plan.
		10.7	Reliance on Information.  The Administrator and
any Employer and its officers, directors and employees shall be entitled to rely upon all tables, valuations, certificates, opinions and reports furnished by any accountant, trustee,
insurance company, counsel or other expert who shall be engaged by an Employer or the Administrator, and the Administrator and
any Employer and its officers, directors and employees shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon, and all action so taken or suffered shall be conclusive upon all persons affected
thereby.
		10.8	Funding Policy.  The funding policy and method
of the Plan shall consist of the receipt of contributions and the investment thereof pursuant to the provisions of the Plan, taking into account the objectives of the Plan as stated in the
Introduction.
		10.9	Proper Proof.  In any case in which an Employer
or the Administrator shall be required under the Plan to take action upon the occurrence of any event, they shall be under no obligation to take such action unless and until proper and satisfactory evidence of such occurrence shall have been received by them.
		10.10	Genuineness of Documents.  The Administrator,
and any Employer and its respective officers, directors and employees, shall be entitled to rely upon any notice, request, consent, letter, telegram or other paper or document believed by them or any of them to be genuine, and to have been signed or sent by the proper person, and shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon.


	ARTICLE XI
	The Trust Agreement
		11.1	The Trust Agreement.  The Company, on behalf of
itself and each other Employer, shall enter into a Trust Agree-
ment with the Trustee providing for the establishment of a Fund hereunder. The Fund established pursuant to this Section 11.1 shall have two separate parts:  (a) a PAYSOP fund consisting of the Company contributions paid to Part II of this Plan as in effect prior to the close of business on December 31, 1988 and earnings and profits thereon, and (b) a general fund consisting of all other contributions of the Company to the Plan and
earnings and profits thereon.  All the provisions of the Trust
Agreement shall apply separately to the PAYSOP fund as if it were a separate trust, and no such provisions shall be valid if they are prohibited under section 301(d) of the Tax Reduction Act of
1975 or section 409 of the Code.  The Trust Agreement shall be deemed to form a part of this Plan, and any and all rights which may accrue to any person under this Plan shall be subject to all the terms and provisions of such Trust Agreement.  Copies of the
Trust Agreement shall be filed with the Administrator and, upon reasonable application and notice, shall be made available for inspection by any Member.
		11.2	Rights of the Company.  Except as otherwise
expressly provided in the Trust Agreement or in Section 4.7, upon the transfer by an Employer of any money or assets to the Fund, all interest of the Employer therein shall cease and terminate, legal title to such Fund shall be vested absolutely in the
Trustee and no part of the Fund or income therefrom shall be used for or diverted to purposes other than the exclusive benefit of the Members and their Beneficiaries as provided herein; provided, however, that:
			(a) A contribution that is made by an Employer by a mistake of fact may be returned to the Employer upon its request within one year after the payment of the contribution;
and
			(b) A contribution that is conditioned upon its deductibility under section 404(a) of the Code may be returned to the Employer upon its request, to the extent that the
contribution is disallowed as a deduction, within one year after such disallowance.
		11.3	Duties and Responsibilities of the Trustee.  The
Trustee will hold and invest all funds as provided herein and in the Trust Agreement.  The Trustee will make, at the direction of the Administrator, all payments to Members and their
Beneficiaries.
		The Trustee shall invest all assets in the Fund in the Common Stock of the Company. However, pending such investment in
Common Stock, the Trustee may make temporary investments in
short-term fixed income obligations.
		The Trustee shall not be required to make any payment
of benefits or distributions out of the Fund, or to allocate or reallocate any amounts, except upon the written direction of the Administrator. The Trustee shall not be charged with knowledge of any action by the Board of Directors or of the termination of employment, retirement, Disability or death of any Member, unless it shall be given written notice of such event by the
Administrator.
		11.4	Leveraged Purchases.  The Trustee shall be
entitled to borrow funds for the purpose of purchasing Common
Stock, either from the Company or from shareholders of the Company. Any such loan that is an Exempt Loan shall comply with the provisions of Article XV.

	ARTICLE XII
	Amendment
		12.1	Right of the Company to Amend the Plan.  The
Company shall have the right at any time and from time to time to amend any or all of the provisions of this Plan. Except as provided in Section 12.3, no such amendment shall authorize or permit any part of the Fund to be used for or diverted to
purposes other than for the exclusive benefit of the Members and their Beneficiaries, nor shall any amendment reduce any amount then credited to the individual account of any Member, reduce any Member's vested interest in his account, or affect the rights, duties and responsibilities of the Trustee without his written consent.
		12.2	Plan Merger.  In the case of any merger or
consolidation with, or transfer of assets or liabilities to, any other plan, each Member shall be entitled to a benefit
immediately after the merger, consolidation, or transfer (if such other plan then terminated) which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (if the Plan had then been terminated).
		12.3	Amendments Required by Law.  All provisions of
this Plan, and all benefits and rights granted hereunder, are subject to any amendments, modifications or alterations which are necessary from time to time, (a) to qualify the Plan under section 40l(a) of the Code and the regulations and rulings thereunder, (b) to continue the Plan as so qualified, (c) to qualify the Plan as an employee stock ownership plan within the meaning of section 4975(e)(7) of the Code and the regulations and rulings thereunder, and within the meaning of section 407(d)(6) of ERISA and the regulations and rulings thereunder, (d) to meet the requirements of section 301(d) of the Tax Reduction Act of 1975 and section 409 of the Code, or (e) to comply with any other provision of law. Accordingly, notwithstanding any other provision of this Plan, the Company may amend, modify or alter the Plan with retroactive effect in any respect or manner necessary to qualify the Plan under section 40l(a) of the Code, to continue the Plan as so qualified, to meet the aforementioned statutory requirements or to comply with any other provision of applicable law.


	ARTICLE XIII
	Discontinuance of Contributions
	  and Termination of the Plan
		13.1	Right to Terminate the Plan or Discontinue Con-
tributions.  The Employers have established the Plan with the bona fide intention and expectation that from year to year they will be able to and will deem it advisable to make contributions as herein provided.  In any given Year, however, the board of directors of an Employer may determine that circumstances make it impossible or inadvisable for the Employer to make contributions in respect of that Year.  The failure of such board of directors to authorize contributions in respect of any Year shall not
constitute a termination of the Plan.  However, the Company
reserves the right to terminate the Plan or completely
discontinue contributions thereto at any time, with respect to any or all Employers hereunder.
		13.2	Manner of Termination.  In the event the Board
of Directors decides it is impossible or inadvisable to continue the Plan, the Board of Directors shall have the power to
terminate the Plan by appropriate resolution.  A certified copy of such resolution or resolutions shall be delivered to the Administrator, and as soon as possible thereafter the Adminis-
trator shall deliver to the Trustee a copy of the resolution or resolutions and shall give appropriate notice to the Members.
		13.3	Effect of Termination.  In the event of the
complete or partial termination (within the meaning of section 4ll(d)(3) of the Code) of the Plan or a complete discontinuance of contributions by the Employers, the rights of all affected
Members to their Accounts as of the date of such termination or such complete discontinuance of contributions shall be fully vested and nonforfeitable (within the meaning of section 4ll of the Code and regulations thereunder).  After the date of a
complete termination specified in the resolution or resolutions adopted by the Board of Directors, the Employers shall make no further contributions under the Plan. In the event of a complete discontinuance of contributions without a termination of the
Plan, the Administrator shall remain in existence and all
provisions of the Plan shall remain in force which are necessary in the opinion of the Administrator, other than the provisions for contributions, and the Fund shall remain in existence and all provisions of the Trust Agreement shall remain in force which are necessary in the sole opinion of the Administrator, other than provisions relating to contributions.
		13.4	Distribution of the Fund.  In the event of a
termination of the Plan, the Trustee shall apply each Member's account to the benefit of such Member (or his Beneficiary) in accordance with the instructions of the Administrator. Except as specifically provided in Section 4.7 or 11.2 or in the Trust
Agreement, no assets will revert from the Trust to any Employer.
		13.5	Expenses of Termination.  In the event of the
complete or partial termination of the Plan, the expenses incident thereto shall be a prior claim and lien upon the assets of the Trust Fund, and shall be paid or provided for prior to the distribution of any benefits pursuant to such termination.


	ARTICLE XIV
	Miscellaneous Provisions
		14.1	Plan Not a Contract of Employment.  Neither the
establishment of the Plan created hereby, nor any amendment
thereof, nor the creation of any fund or account, nor the payment of any benefits hereunder, shall be construed as giving to any
Member or other person any legal or equitable right against any Employer, any officer or employee thereof, the Board of Directors or any member thereof, the Administrator, or any Trustee, except as provided herein and under no circumstances shall the terms of employment of any Member be in any way affected hereby.
		14.2	Source of Benefits.  All benefits payable under
the Plan shall be paid or provided for solely from the Fund and the Employers assume no liability or responsibility therefor.
The Employers are under no legal obligation to make any
contributions to the Fund.  No action or suit shall be brought by any Employee or Beneficiary, or by any Trustee, against any
Employer for any such contribution.
		14.3	Spendthrift Clause.  Except as may be otherwise
required by a "qualified domestic relations order" (as defined in section 414(p) of the Code) or other applicable law, no benefit or payment under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, whether voluntary or involuntary, and no attempt so to anticipate, alienate, sell, transfer, assign,
pledge, encumber or charge the same shall be valid, nor shall any such benefit or payment be in any way liable for or subject to the debts, contracts, liabilities, engagements or torts of any person entitled to such benefit or payment, or subject to
attachment, garnishment, levy, execution or other legal or
equitable process.
		14.4	Merger.  The merger or consolidation of the
Company with any other company or the transfer of the assets of the Company to any other company by sale, exchange, liquidation or otherwise or the merger of this Plan with any other retirement plan shall not in and of itself result in the termination of the
Plan or be deemed a Termination of Employment of any Employee.
		14.5	Valuation of Common Stock.  Except as otherwise
expressly provided, for all purposes of this Plan, the value of
Common Stock on any day on which a national securities exchange is open for trading in Common Stock shall be (a) the mean between the high and low prices at which Common Stock was traded on such exchange on such day, or (b) if there were no trades of Common
Stock on such exchange on such day, the mean between the high bid and low asked prices for Common Stock on such day.  In the event that the value of Common Stock is to be determined under this
Plan as of a day on which there was no national exchange open for trading in Common Stock, the value of Common Stock on such day shall be the value of Common Stock on the most recent day on which a national exchange was open for trading in Common Stock, as determined in accordance with the preceding sentence.
		14.6	Claims Procedure.  The Administrator shall
establish a claims procedure in accordance with applicable law, under which any Member or Beneficiary whose claim for benefits has been denied shall have a reasonable opportunity for a full and fair review of the decision denying such claim.
		14.7	Inability to Locate Distributee.  Notwithstand-
ing any other provision of the Plan, in the event that the
Administrator cannot locate any person to whom a payment or
distribution is due under the Plan, and no other payee has become entitled thereto pursuant to any provision of the Plan, the account in respect of which such payment or distribution is to be made shall be forfeited at the close of the third Year following the Year in which such payment or distribution first became due
(but in all events prior to the time such account would otherwise escheat under any applicable state law); provided, that any account so forfeited shall be reinstated if such person
subsequently makes a valid claim for such benefit.
		14.8	Payment to a Minor or Incompetent.  If any
amount is payable to a minor or other legally incompetent person, such amount may be paid in any of the following ways, as the Administrator in his sole discretion shall determine:
			(a)  To the legal representatives of such minor
or other incompetent person;
			(b)  Directly to such minor or other incompetent
person;
			(c) To a parent or guardian of such minor, or to a custodian for such minor under the Uniform Gifts to Minors
Act (or similar statute) of any jurisdiction or to the person with whom such minor shall reside.
Payment to such minor or incompetent person, or to such other person as may be determined by the Administrator, as above
provided, shall discharge all Employers, the Administrator, the
Trustees and any insurance company or other person or corporation making such payment pursuant to the direction of the Adminis-
trator, and none of the foregoing shall be required to see to the proper application of any such payment to such person pursuant to the provisions of this Section 14.8.
		14.9	Doubt as to Right to Payment.  If at any time
any doubt exists as to the right of any person to any payment hereunder or as to the amount or time of such payment (including, without limitation, any doubt as to identity, or any case in which any notice has been received from any other person claiming any interest in amounts payable hereunder, or any case in which a claim from other persons may exist by reason of community
property or similar laws) the Administrator shall be entitled, in its discretion, to direct the Trustee (or any insurance company)
to hold such sum as a segregated amount in trust until such right or amount or time is determined or until order of a court of competent jurisdiction, or to pay such sum into court in accord-
ance with appropriate rules of law in such case then provided, or to make payment only upon receipt of a bond or similar indemnifi-
cation (in such amount and in such form as is satisfactory to the
Administrator).
		14.10	Estoppel of Members and Beneficiaries.  The
Employers, Administrator and Trustee may rely upon any
certificate, statement or other representation made to them by any Employee, Member or Beneficiary with respect to age, length of service, leave of absence, date of cessation of employment or other fact required to be determined under any of the provisions of the Plan, and shall not be liable on account of the payment of any benefits or the doing of any act in reliance upon any such certificate, statement or other representation. Any such certificate, statement or other representation made by an
Employee or Member shall be conclusively binding upon such
Employee or Member and his Beneficiary and estate, and such
Employee, Member, Beneficiary and estate shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other representation. Any such certificate, statement or other representation made by a
Beneficiary shall be conclusively binding upon such Beneficiary, and such Beneficiary shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other representation.
		14.11	Controlling Law.  This Plan and the inter-
pretation and performance of all its terms shall be controlled by the internal laws of the State of New York (without regard to principles of conflict of laws), to the extent not preempted by federal law.
		14.12	Separability.  If any provision of the Plan or
the Trust Agreement is held invalid or unenforceable, its
invalidity or unenforceability shall not affect any other
provisions of the Plan and/or the Trust Agreement, and the Plan
and Trust Agreement shall be construed and enforced as if such provision had not been included therein.
		14.13	Captions.  The captions contained herein are in-
serted only as a matter of convenience and for reference and in no way define, limit, enlarge or describe the scope or intent of the Plan nor in any way shall affect the Plan or the construction of any provision thereof.
		14.14	Usage.  Whenever applicable, the masculine
gender, when used in the Plan, shall include the feminine or neuter gender, and the singular shall include the plural.


		14.15	Family Members of Highly Compensated Employees.
 In determining the identity of Highly Compensated Employees and employees who are not Highly Compensated Employees, and their treatment under the Plan, and for purposes of section 401(a)(17) of the Code, if an employee is, during a "determination year" or "look-back year" (as such terms are defined in Section 1.19), a "family member" of either a 5-percent owner (as described in Section 17.1.2(c)) who is an active or former employee or a Highly Compensated Employee who is one of the 10 most highly compensated employees ranked on the basis of Compensation for such year, then the "family member" and the 5-percent owner or top-ten Highly Compensated Employee shall be aggregated in the manner provided in sections 414(q)(6) and 401(a)(17) of the Code and applicable regulations. In such case, the "family member" and 5-percent owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving Compensation and Plan contributions equal to the sum of such Compensation and contri-butions of the "family member" and 5-percent owner or top-ten
Highly Compensated Employee. For purposes of this Section 14.15, "family member" means (i) with respect to the determination of who is a Highly Compensated Employee, the spouse and lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants and
(ii) with respect to the application of section 401(a)(17) of the Code in any Year, the spouse of the employee and any lineal descendants of the employees who have not attained age 19 before the close of such Year.

	ARTICLE XV
	Exempt Loans
		15.1	Application of Article.  This Article XV shall
apply in the event that the Trustee shall purchase Common Stock with loan proceeds (including a purchase on deferred payment terms), and the loan is made by or guaranteed by the Company or another disqualified person with respect to the Plan.  Any such loan must be primarily for the benefit of the Members
participating in the Plan and their Beneficiaries.
		15.2	Use of Proceeds.  The proceeds of an Exempt Loan
must be used within a reasonable time after their receipt by the
Plan only for any or all of the following purposes:  (a) to
acquire Common Stock; (b) to repay such loan; (c) to repay a prior Exempt Loan.
		15.3	Non-Recourse Requirement.  An Exempt Loan shall
be without recourse against the Plan.  Such loan shall be payable only out of contributions (other than contributions of Common
Stock or other employer securities) that are made by the
Employers under the Plan in order to meet their obligations under the loan, collateral given for the loan (if any), and earnings attributable to the investment of such contributions or to such collateral (including dividends or other distributions in respect of Common Stock acquired with the proceeds of an Exempt Loan).
The payments made with respect to an Exempt Loan by the Plan during a Year shall not exceed the excess of (a) the amount of such contributions and earnings received during or prior to the
Year over (b) the amount of such payments in prior Years. Such contributions and earnings shall be accounted for separately in the records of the Plan until the loan is repaid.
		15.4	Permitted Collateral.  The only assets of the
Plan that may be given as collateral on an Exempt Loan are Common
Stock acquired with the proceeds of the loan, and Common Stock that was collateral on a prior Exempt Loan repaid with the
proceeds of the current Exempt Loan.
		15.5	Default.  In the event of default upon an Exempt
Loan, the value of Plan assets transferred in satisfaction of the loan shall not exceed the amount of default.  If the "lender"
(not including for this purpose a mere guarantor) is a dis-
qualified person with respect to the Plan, the loan must provide for a transfer of Plan assets on default only upon and to the extent of the failure of the Plan to meet the payment schedule of the loan.
		15.6	Release from Encumbrance.  In the event that an
Exempt Loan is secured by collateral in accordance with Section
15.4, such loan must provide for the release of such collateral in accordance with applicable regulations.
		15.7	Suspense Account.  All Common Stock acquired
with the proceeds of an Exempt Loan shall be added to and
maintained in a Suspense Account.  In the event that all of such
Common Stock shall be pledged as collateral for such loan, such
Common Stock shall be withdrawn from the Suspense Account at the rate at which it is released from such pledge as provided in
Section 15.6.  In all other cases, such Common Stock shall be withdrawn from the Suspense Account at the rate that would apply under the foregoing provisions of this Section 15.7 if all such
Common Stock had been so pledged. For such purpose, the rate of withdrawal from the Suspense Account shall be determined under applicable regulations based on the proportion of payments of both principal and interest paid for the Year, unless (a) the Administrator shall elect to determine the rate of withdrawal solely with reference to principal payments and (b) a withdrawal based solely on principal payments shall be permissible under applicable regulations.
		15.8	Put Option.  Except as provided in the following
provisions of this Section 15.8, Common Stock acquired with the proceeds of an Exempt Loan shall not be subject to a put, call or other option, or buy-sell or similar arrangement while held by and when distributed by the Plan, whether or not the Plan is then an ESOP.
			15.8.1	Legal Requirement.  Common Stock
acquired with the proceeds of an Exempt Loan shall be subject to a put option on the terms and conditions set forth in this
Section 15.8, which terms and conditions shall be construed and applied so as at all times to comply with applicable regulations under section 4975 of the Code and section 407(d)(6) of ERISA.
Without limiting the generality of Sections 12.1 and 12.3, or any other provision of the Plan, in the event that applicable
provisions of law, or regulations, are subsequently modified so as to require or permit a change in any of such terms or
conditions, or to require or permit new, different or additional terms or conditions, the Company reserves the right to amend this
Section 15.8 in any respect or manner which it may deem necessary or desirable in order to comply with or conform to applicable law or regulations as so modified.
			15.8.2	Put Options.  If Common Stock acquired
with the proceeds of an Exempt Loan, when distributed, is not publicly traded or is subject to a restriction under federal or state securities laws or regulations thereunder, or under an agreement affecting such Common Stock which would make such stock not as freely tradable as stock not subject to such a
restriction, a Member shall have the option to put such stock to the Company at a price equal to the fair market value thereof, as determined under a fair valuation formula in compliance with any applicable regulations. Solely for the purposes of this Section
15.8, a Member shall mean a Member (or former Member) or his
Beneficiary to whom the Plan has distributed shares of Common
Stock acquired with the proceeds of an Exempt Loan, or a donee of either thereof or any person (including an estate or its
distributee) to whom such Common Stock passes by reason of the death of a Member (or former Member) or a Beneficiary. Under no circumstances may the put option bind the Plan; however, the
Trustee in its discretion may elect to assume the rights and obligations of the Company with respect to any put option at the time it is exercised by giving written notice thereof (in such form as the Trustee shall in its discretion determine) to the
Member exercising the put option.  If it is known at the time an
Exempt Loan is made that federal or state law will be violated by the Company's honoring the put option described in this Section
15.8.2, a Member shall have the option to put the Common Stock subject to this Section 15.8.2 in a manner consistent with such federal or state law, to such affiliate or shareholder (other than this Plan) of the Company as the Company, in its discretion, may designate (and in such case the provisions of this Section
15.8 shall be applied as if such shareholder or affiliate were the Company to the extent necessary or appropriate); provided, however, that any such affiliate or shareholder shall have
substantial net worth at the time the Exempt Loan is made and such net worth is reasonably expected to remain substantial.
			15.8.3	Period of Exercisability.  The put
option shall be exercisable for a period of at least 60 days following the date of distribution of Common Stock subject to a put option under this Section 15.8 and, if the option is not exercised within such 60-day period, for an additional period of at least 60 days in the following year.  In no event shall any period during which a put option is otherwise exercisable under this subsection 15.8.3 include any time during which a Member is unable to exercise such option because the Company (or other party bound by the put option) is prohibited from honoring it by applicable federal or state law, and the period during which a put option is so exercisable shall be extended by the amount of time during which such prohibition was in effect.
			15.8.4	Payment.  The Company (or the Plan if
it assumes the Company's obligations pursuant to Section 15.8.2, shall make full payment of the purchase price for Common Stock which is the subject of a put option that is properly exercised by a Member within 30 days after the Member surrenders to the
Company (or the Plan) certificates representing such Common
Stock, duly endorsed or accompanied by a stock power duly
executed, in either case with his signature duly guaranteed, and accompanied by all required stock transfer stamps; provided, that in the event the shares put to the Company pursuant to Section
15.8.2 were distributed to the Member as part of a total
distribution, the Company may elect to make such payment in substantially equal annual installments over a period beginning within 30 days after the date the put option is exercised and not exceeding five years if the Company provides adequate security and pays a reasonable interest rate with respect thereto.
Payment under a put option may not be restricted by the
provisions of an Exempt Loan or any other loan or arrangement entered into on or after November 1, 1977 to which the Company or the Plan is a party or by which either is bound, unless so
required by applicable state law.
			15.8.5	Nonterminable Rights.  The protections
and rights provided by this Section 15.8.5 shall be
nonterminable.  Thus, if the Plan holds or has distributed Common
Stock acquired with the proceeds of an Exempt Loan, and either such loan is repaid or the Plan ceases to be an ESOP, such
protections and rights shall continue.
		15.9	Other Terms of Loan.  An Exempt Loan must be for
a specific term, and may not be payable on demand except in the case of default. Such loan shall, at the time it is made, be on terms at least as favorable to the Plan as the terms of a comparable loan resulting from arm's length negotiations between independent parties, and shall not require the payment of interest in excess of a reasonable rate of interest.


	ARTICLE XVI
	Leased Employees
		16.1	Definitions.  For purposes of this Article XVI,
the term "Leased Employee" means any person (a) who performs or performed services for an Employer or Affiliate (hereinafter referred to as the "Recipient") pursuant to an agreement between the Recipient and any other person (hereinafter referred to as the "Leasing Organization"), (b) who has performed such services for the Recipient or for the Recipient and related persons
(within the meaning of section 144(a)(3) of the Code) on a substantially full-time basis for a period of at least one year, and (c) whose services are of a type historically performed by employees in the business field of the Recipient.
		16.2	Treatment of Leased Employees.  For purposes of
this Plan, a Leased Employee shall be treated as an ineligible employee of an Affiliate, whose service for the Recipient
(including service during the one-year period referred to in
Section 16.1) is to be taken into account in determining com-
pliance with the service requirements of the Plan relating to participation and vesting. However, the Leased Employee shall not be entitled to share in contributions or forfeitures under the Plan with respect to any service or compensation attributable to the period during which he is a Leased Employee, and shall not be eligible to become a Member eligible to accrue benefits under the Plan unless and except to the extent that he shall at some time, either before or after his service as a Leased Employee, qualify as an Employee without regard to the provisions of this
Article XVI (in which event, status as a Leased Employee shall be determined without regard to clause (b) of Section 16.1, to the extent required by applicable law).
		16.3	Exception for Employees Covered by Plans of
Leasing Organization. Section 16.2 shall not apply to any Leased Employee if such employee is covered by a money purchase pension plan of the Leasing Organization meeting the requirements of section 414(n)(5)(B) of the Code and Leased Employees do not constitute more than 20% of the aggregate "nonhighly compensated work force" (as defined in Section 414(n)(5)(C)(ii) of the Code)
of all Employers and Affiliates.
		16.4	Construction.  The purpose of this Article XVI
is to comply with the provisions of section 4l4(n) of the Code.
All provisions of this Article shall be construed consistently therewith, and, without limiting the generality of the foregoing, no individual shall be treated as a Leased Employee except as required under such section.


	ARTICLE XVII
	"Top-Heavy" Provisions
		17.1	Determination of "Top-Heavy" Status.
			17.1.1	Applicable Plans.  For purposes of this
Article XVII, "Applicable Plans" shall include (a) each plan of an Employer or Affiliate in which a Key Employee (as defined in
Section 17.1.2 for this Plan, and as defined in section 416(i) of the Code for each other Applicable Plan) participates during the five-year period ending on such plan's "determination date" (as described in Section 17.1.4) and (b) each other plan of an
Employer or Affiliate which, during such period, enables any plan in clause (a) of this sentence to meet the requirements of
sections 401(a)(4) and 410 of the Code.  Any plan not required to be included under the preceding sentence may also be included, at the option of the Company, provided that the requirements of sections 401(a)(4) and 410 of the Code continue to be satisfied for the group of Applicable Plans after such inclusion.
Applicable Plans shall include terminated plans, frozen plans, and to the extent that benefits are provided with respect to service with an Employer or an Affiliate, multiemployer plans
(described in section 414(f) of the Code) and multiple employer plans (described in section 413(c) of the Code) to which an
Employer or an Affiliate makes contributions.
			17.1.2	Key Employee.  For purposes of this
Article XVII, "Key Employee" shall mean an employee (including a former employee, whether or not deceased) of an Employer or
Affiliate who, at any time during a given Year or any of the four preceding Years, is one or more of the following:
				(a)  An officer of an Employer or
Affiliate having Earnings (as defined in Section 3.3.4) of more than 150% of the dollar amount described in Section 3.3.1 for any such Year; provided, that the number of employees treated as officers shall be no more than 50 or, if fewer, the greater of three employees or 10% of the employees (including Leased
Employees as described in Section 16.1).
				(b)  One of the 10 employees (i) having
Earnings from the Employer or Affiliate of more than the dollar amount described in Section 3.3.1 and (ii) owning (or considered as owning, within the meaning of section 416(i) of the Code), the largest percentage interests in value of an Employer or
Affiliate, provided that such percentage interest exceeds 0.5% in value.  If two employees have the same interest in the Employer or Affiliate, the employee having greater Earnings shall be
treated as having a larger interest.
				(c)  A person owning (or considered as
owning, within the meaning of section 416(i) of the Code), more than 5% of the outstanding stock of an Employer or Affiliate, or stock possessing more than 5% of the total combined voting power of all stock of the Employer or Affiliate (or having more than 5%
of the capital or profits interest in any Employer or Affiliate that is not a corporation, determined under similar principles).
				(d)  A 1% owner of an Employer or
Affiliate having Earnings of more than $150,000.  A "1% owner"
means any person who would be described in Section 17.1.2(c) if
"1%" were substituted for "5%" in each place where it appears in
Section 17.1.2(c).
			17.1.3	Top Heavy Condition.  In any Year
during which the sum, for all Key Employees, of the present value of the cumulative accrued benefits under all Applic-able Plans which are defined benefit plans (determined based on the
actuarial assumptions set forth in the "top-heavy" provisions of such plans) and the aggregate of the accounts under all
Applicable Plans which are defined contribution plans, exceeds
60% of a similar sum determined for all members in such plans
(but excluding members who are former Key Employees), the Plan shall be deemed "Top-Heavy."
			17.1.4	Determination Date.  The determination
as to whether this Plan is "Top-Heavy" for a given Year shall be made on the last day of the preceding Year (the "Determination
Date"); and other plans shall be included in determining whether this Plan is "Top-Heavy" based on the determination date as
defined in Code section 416(g)(4)(c) for each such plan which occurs in the same calendar year as such Determination Date for this Plan.
			17.1.5	Valuation.  The value of the account
balance of accrued benefits for each Applicable Plan will be determined subject to Code section 416 and the regulations
thereunder, as of the most recent Valuation Date occurring within the 12-month period ending on the applicable determination date for such plan.
			17.1.6	Distributions within Five Years.
Subject to Section 17.1.7, distributions from the Plan or any other Applicable Plan during the five-year period ending on the applicable Determination Date shall be taken into account in determining whether the Plan is "Top-Heavy."
			17.1.7	No Services within Five Years.
Benefits and distributions shall not be taken into account with respect to any individual who has not rendered any services to any Employer or Affiliate at any time during the five-year period ending on the applicable determination date.
			17.1.8	Compliance with Code Section 416.  The
calculation of the "Top-Heavy" ratio, and the extent to which distributions, rollovers and transfers from this Plan or any other Applicable Plan shall be taken into account, will be made in accordance with Code section 416 and applicable regulations thereunder.
			17.1.9	Beneficiaries.  The terms "Key
Employee" and "Member" include their beneficiaries.
			17.1.10	Accrued Benefit Under Defined Benefit
Plans.  Solely for purposes of determining whether this Plan or any other Applicable Plan is "Top-Heavy" for a given Year, the accrued benefit under any defined benefit plan of a Member other than a Key Employee shall be determined under (a) the method, if any, that uniformly applies for accrual purposes under all
defined benefit plans maintained by the Employer or an Affiliate, or (b) if there is no such method, as if such benefit accrued not more rapidly than at the slowest accrual rate permitted under the fractional accrual rule of section 411(b)(1)(C) of the Code.
		17.2	Provisions Applicable in "Top-Heavy" Years.  For
any Year in which the Plan is deemed to be "Top-Heavy," the
following provisions shall apply to any Member who has not
terminated employment before such Year.
			17.2.1	Required Allocation.  The amount of
Employer contributions and forfeitures which shall be allocated to the account of any active Member who (a) is employed by an
Employer or Affiliate on the last day of the Year and (b) is not a Key Employee shall be (i) at least 3% of such Member's Earnings for such Year, or, (ii) if less, an amount equal to such Earnings multiplied by the highest allocation rate for any Key Employee.
For purposes of the preceding sentence, the allocation rate for each individual Key Employee shall be determined by dividing the Employer contributions and forfeitures allocated to such Key
Employee's account under all Applicable Plans considered
together, by his Earnings up to $200,000; provided, however, that clause (ii) does not apply if this Plan enables a defined benefit plan required to be so aggregated under Section 17.1.1 to meet the requirements of section 401(a)(4) or 410 of the Code. The minimum-allocation provisions of this Section 17.2.1 shall, to the extent necessary, be satisfied by special Employer
contributions made by the Employer for that purpose.
Notwithstanding the foregoing, the minimum allocations otherwise required by this Section 17.2.1 shall not be required to be made for any Member if such Member is covered under a defined benefit plan maintained by an Employer or an Affiliate which provides the minimum benefit required under section 416(c)(1) of the Code, and/or to the extent that the minimum allocation otherwise
required by this Section 17.2.1 is made under another defined contribution plan maintained by an Employer or an Affiliate. In addition, any minimum allocation required to be made for a Member who is not a Key Employee shall be deemed satisfied to the extent of the benefits provided by any other qualified plan maintained by an Employer or an Affiliate.
			17.2.2	Multiplier.  Except as otherwise
provided by law, "1.00" shall be substituted for the multiplier
"1.25" required by section 415(e)(2)(B)(i) and (3)(B)(i) of the Code, unless the following conditions are met:
				(a)  the percentage described in
Section 17.1.3 does not exceed 90%; and
				(b)  "4%" is substituted for "3%" in
Section 17.2.1.
Notwithstanding any other provision of this Plan, if the sum of the combined limitation fractions described in section 415(e)(2) and (3) of the Code as applied to this Plan, calculated by substituting "1.00" for "1.25" in applying section
415(e)(2)(B)(i) and (3)(B)(i) of the Code, for any Member exceeds 100% for the last Year before the Plan becomes "Top-
Heavy," such fractions shall be adjusted, in accordance with applicable regulations, so that their sum does not exceed 100% for such Year.

			17.2.3	Vesting.  Any Member shall be vested in
his account on a basis at least as favorable as is provided under the following schedule:
		Years of Employment		Vested Percentage
		Less than 2 		        0%
		2 but less than 3	       20%
		3 but less than 4	       40%
		4 but less than 5	       60%
		5 but less than 6   	       80%
		6 or more		      100%
		In any Year in which the Plan is not deemed to be "Top-Heavy," the minimum Vested Percentage of any account shall be no less than that which was determined as of the last day of the last Year in which the Plan was deemed to be "Top-Heavy." The minimum vesting schedule set out above shall apply to all benefits within the meaning of Code section 411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of this Article XVII and benefits accrued before the Plan became "Top-Heavy." Any vesting schedule change caused by alterations in the Plan's "Top-Heavy" status shall be deemed to result from a Plan amendment giving rise to the right of election required by Code section
411(a)(10)(B).
		The provisions of Sections 17.2.1 and 17.2.3 shall not apply to any employee included in a unit of employees covered by a collective bargaining agreement if, within the meaning of section 416(i)(4) of the Code, retirement benefits were the subject of good faith bargaining.
		IN WITNESS WHEREOF, ARROW ELECTRONICS, INC. has caused this instrument to be executed by its duly authorized officer, and its corporate seal to be hereunto affixed, this ______ day of ___________, 1994.
						ARROW ELECTRONICS, INC.

	By__________________________
						  Title:
ATTEST:
__________________________
        Secretary

	SUPPLEMENT NO. 1


		In connection with the acquisition by the Company of the electronics distribution businesses of Ducommun Incorporated
(the "Ducommun Acquisition"), the Plan is amended in the following respects:


			S1.1 In the case of any individual who became an Employee on or about January 11, 1988 in connection with the Ducommun Acquisition, and who remained an Employee continuously from that time through December
31, 1989, the term "Year of Service" shall include, effective on and after January 1, 1990, any Year
(i) during which such Employee was employed by Ducommun and (ii) which would have been a Year of Employment had such Employee been employed instead by an Employer.


	SUPPLEMENT NO. 2


		In connection with the acquisition by the Company of all of the issued and outstanding shares of common stock of Lex
Electronics Inc. ("Lex"), the Plan is amended as follows, effective September 27, 1991:


			S2.1 Solely for purposes of Section 2.1 of the Plan, an individual who became an employee of an Employer or Affiliate on or about September 27, 1991 in connection with the acquisition by the Company of all of the issued and outstanding shares of common stock of Lex shall be credited with Hours of Service for his service with Lex or its subsidiary Almac Electronics
Corporation, such service to be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45 Hours of Service and one day equals 10 Hours of Service.

	SUPPLEMENT NO. 3


		In connection with the acquisition by the Company of certain assets of Zeus Components, Inc. (the "Zeus Acquisition"), the Plan is amended in the following respects:


			S3.1 In the case of an individual who becomes employed by an Employer or Affiliate on or about May
19, 1993 in connection with the Zeus Acquisition (a
"Zeus Transferee"), service with Zeus Components, Inc.
shall be treated for purposes of Section 2.1 as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours, one week equals
45 Hours and one day equals 10 Hours.


			S.3.2  In the case of a Zeus Transferee who
continues to be employed by an Employer or Affiliate through December 31, 1994, service with Zeus
Components, Inc. shall be treated, on and after January
1, 1995, as service with an Employer or Affiliate for purposes of determining such Zeus Transferee's Years of Service under the Plan. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190
Hours, one week equals 45 Hours and one day equals 10
Hours.

	SUPPLEMENT NO. 4


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Gates/FA Distributing, Inc. (the "Gates
Acquisition"), the Plan is amended as follows:


			S4.1 In the case of an individual who becomes an employee of an Employer or Affiliate on or about
September 23, 1994 in connection with the Gates
Acquisition, service with Gates/FA Distributing, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S4.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	SUPPLEMENT NO. 5


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Anthem Electronics, Inc. (the "Anthem
Acquisition"), the Plan is amended as follows:


			S5.1 In the case of an individual who becomes an employee of an Employer or Affiliate on or about
November 20, 1994 in connection with the Anthem
Acquisition, service with Anthem Electronics, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S5.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	AMENDMENT NO. 1
	TO THE
	ARROW ELECTRONICS STOCK OWNERSHIP PLAN


	The Arrow Electronics Stock Ownership Plan, as amended and restated through December 28, 1994, is hereby further amended, effective as of December 28, 1994, to restate Section 1.10 in its entirety, as follows:


		1.10	Compensation.  Gross annual cash compensation paid
by an Employer in any Year to an Employee while he is a Member of the Plan; provided, however, that if an Employee becomes a Member on July 1 of any Year (or any other date other than January 1 of such year), his Compensation for such Year shall be one-half of his actual gross annual cash compensation from the Employer for such Year (or otherwise prorated in such manner as the Administrator shall deem appropriate in order to reflect the portion of such Year during which he was a Member). Compensation shall be determined before giving effect to any salary reduction agreement under the Arrow Electronics Savings Plan (or any other cash or deferred arrangement described in section 401(k) of the
Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code).
Compensation taken into account for any Member for any Plan Year beginning on or after January 1, 1994, shall not exceed one hundred fifty thousand dollars ($150,000) (as adjusted from time to time for increases in the cost of living in accordance with section 401(a)(17) of the Code), and shall not exceed two hundred thousand dollars ($200,000), as so adjusted, for any of the Plan
Years 1989 through 1993.  If the period for determining
Compensation is a short plan year (i.e., shorter than 12 months), the annual Compensation limit is an amount equal to the otherwise applicable annual Compensation limit multiplied by a fraction, the numerator of which is the number of months in the short plan year, and the denominator of which is 12. If, as a result of the application of the family aggregation rules under Section 14.15, the dollar limitation under section 401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected individuals in proportion to each such individual's
Compensation as determined under this Section 1.10 prior to the application of this dollar limitation.

	IN WITNESS WHEREOF, Arrow Electronics, Inc. has caused its duly authorized officer to execute this amendment this 29 day of March, 1996.


						ARROW ELECTRONICS, INC.


						By:  /s/ Robert E. Klatell
           Executive Vice President

ATTEST:

/s/ Paul J. Reilly

	ARROW ELECTRONICS
	SAVINGS PLAN
	Restated to Reflect Amendments Adopted Through December 28, 1994

	TABLE OF CONTENTS




				                                       Page

ARTICLE I	DEFINITIONS
	1.1	Accounts                                           I-1
	1.2	Administrator                                      I-1
	1.3	Affiliate                                          I-1
	1.4	Appropriate Form                                   I-2
	1.5	Beneficiary                                        I-2
	1.6	Board of Directors                                 I-2
	1.7	Class Year Account                                 I-2
	1.8	Code                                               I-2
	1.9	Common Stock                                       I-2
	1.10	Company                                            I-2
	1.11	Compensation                                       I-3
	1.12	Contribution Agreement                             I-3
	1.13	Date of Hire                                       I-3
	1.14	Disability                                         I-4
	1.15	Effective Date                                     I-4
	1.16	Elective Account                                   I-4
	1.17	Elective Contributions                             I-4
	1.18	Elective Deferral Limit                            I-4
	1.19	Eligible Employee                                  I-5
	1.20	Employer                                           I-7
	1.21	Entry Date                                         I-7
	1.22	ERISA                                              I-7
	1.23	ESOP Contributions                                 I-7
	1.24	Fund                                               I-7
	1.25	Highly Compensated Employee                        I-7
	1.26	Hour of Service                                    I-9
	1.27	Investment Adjustments                             I-13
	1.28	Investment Fund                                    I-13
	1.29	Loan Account                                       I-14
	1.30	Loan Fund                                          I-14
	1.31	Matching Account                                   I-14
	1.32	Matching Contributions                             I-14
	1.33	Member                                             I-14
	1.34	Normal Retirement Date                             I-14
	1.35	One-Year Break in Service                          I-14
	1.36	Plan                                               I-16
	1.37	Prior Plan Account                                 I-16
	1.38	Rollover Account                                   I-16
	1.39	Rollover Contribution                              I-16
	1.40	Section 401(k) Member                              I-16
	1.41	Subaccount                                         I-17
	1.42	Termination of Employment                          I-17
	1.43	Total Earnings                                     I-17
	1.44	Trust Agreement                                    I-18
	1.45	Trustee                                            I-18
	1.46	Valuation Date                                     I-18
	1.47	Vested Percentage                                  I-18
	1.48	Year                                               I-18
	1.49	Year of Employment                                 I-18
	1.50	Year of Membership                                 I-18
	1.51	Year of Service                                    I-19

ARTICLE II	MEMBERSHIP
	2.1	In General                                         II-1
	2.2	Service with Affiliates                            II-1
	2.3	Contribution Agreement Required
	   	  for Elective Contributions                       II-1
	2.4	Transfers                                          II-2
	2.5	Transfers Between Employers                        II-3
	2.6	Reemployment                                       II-4

ARTICLE III	CONTRIBUTIONS
	3.1	Elective Contributions                             III-1
	3.2	Matching Contributions                             III-5
	3.3	Section 401(k) Limit on Elective Contributions     III-6
	3.4	Section 401(m) Limit on Matching Contributions     III-11
	3.5	Special Rules                                      III-15
	3.6	Rollovers                                          III-18
	3.7	Maximum Limit on Allocation                        III-19
	3.8	Form of Payment                                    III-20
	3.9	Contributions May Not Exceed
	  	  Amount Deductible                                III-20
	3.10	Contributions Conditioned on Deductibility
              and Plan Qualification                           III-20
	3.11	Expenses                                           III-20
	3.12	No Employee Contributions                          III-20
	3.13	Profits Not Required                               III-21

ARTICLE IV	VESTING
	4.1	Elective Account and Prior Plan
	 	  Account                                          IV-1
	4.2	Matching Account                                   IV-1
	4.3	Class Year Account                                 IV-2
	4.4	Forfeitures                                        IV-4
	4.5	Reemployment                                       IV-5
	4.6	Irrevocable Forfeitures                            IV-6

ARTICLE V	ACCOUNTS AND DESIGNATION OF INVESTMENT FUNDS
	5.1	Investment of Account Balances                     V-1
	5.2	Designation of Investment Funds for
	  	  Future Contributions                             V-1
	5.3	Designation of Investment Funds for
	  	  Existing Account Balances                        V-2
	5.4	Valuation of Investment Funds                      V-3
	5.5	Correction of Error                                V-3
	5.6	Allocation Shall Not Vest Title                    V-3
	5.7	Statement of Accounts                              V-4

ARTICLE VI	LIMITATION ON MAXIMUM CONTRIBUTIONS
			  AND BENEFITS UNDER ALL PLANS
	6.1	Definitions                                        VI-1
	6.2	Limitation on Annual Additions                     VI-2
	6.3	Coverage by Defined Benefit Plan                   VI-3
	6.4	Application                                        VI-3
	6.5	Limitation Year                                    VI-4
	6.6	Correlation with Higher ESOP Limit                 VI-4

ARTICLE VII	DISTRIBUTIONS, WITHDRAWALS AND LOANS
	7.1	Distribution on Termination of Employment          VII-1
	7.2	Withdrawals during Employment                      VII-1
	7.3	Loans during Employment                            VII-4
	7.4	Loan Requirements                                  VII-5
	7.5	Loan Expenses                                      VII-8
	7.6	Funding                                            VII-9
	7.7	Repayment                                          VII-10
	7.8	Valuation                                          VII-10
	7.9	Allocation among Investment Funds                  VII-10
	7.10	Disposition of Loan Upon Certain Events            VII-11
	7.11	Withdrawals from Plan While Loan
	  	  is Outstanding                                   VII-11
	7.12	Compliance with Applicable Law                     VII-11
	7.13	Default                                            VII-12
	7.14	Conversion of Loan to Hardship Distribution        VII-13

ARTICLE VIII PAYMENT OF BENEFITS
	8.1	Payment of Benefits                                VIII-1
	8.2	Death Benefits                                     VIII-2
	8.3	Non-Alienation of Benefits                         VIII-3
	8.4	Doubt as to Right to Payment                       VIII-3
	8.5	Incapacity                                         VIII-4
	8.6	Time of Commencement of Benefits                   VIII-4
	8.7	Payments to Minors                                 VIII-6
	8.8	Identity of Proper Payee                           VIII-6
	8.9	Inability to Locate Distributee                    VIII-6
	8.10	Estoppel of Members and Their Beneficiaries        VIII-7
	8.11	Qualified Domestic Relations Orders                VIII-8
	8.12	Benefits Payable Only from Fund                    VIII-10
	8.13	Distribution in Stock                              VIII-10
	8.14	Restrictions on Distribution                       VIII-11
	8.15	Direct Rollover of Eligible
		  Rollover Distributions                           VIII-12

ARTICLE IX	BENEFICIARY DESIGNATION
	9.1	Designation of Beneficiary                         IX-1
	9.2	Spouse as Presumptive Beneficiary                  IX-1
	9.3	Change of Beneficiary                              IX-2
	9.4	Failure to Designate                               IX-2
	9.5	Proof of Death, etc.                               IX-2
	9.6	Discharge of Liability                             IX-3

ARTICLE X	ADMINISTRATION OF THE PLAN
	10.1	Fiduciary                                          X-1
	10.2	The Administrator                                  X-1
	10.3	Advisers                                           X-2
	10.4	Service in Multiple Capacities                     X-3
	10.5	Limitation of Liability; Indemnity                 X-3
	10.6	Reliance on Information                            X-4
	10.7	Funding Policy                                     X-5
	10.8	Proper Proof                                       X-5
	10.9	Genuineness of Documents                           X-5
	10.10	Participants May Direct Investments                X-6

ARTICLE XI	THE TRUST AGREEMENT
	11.1	The Trust Agreement                                XI-1
	11.2	No Diversion of Trust Fund                         XI-1
	11.3	Duties and Responsibilities of the Trustee         XI-2

ARTICLE XII	AMENDMENT
	12.1	Right of the Company to Amend the Plan             XII-1
	12.2	Plan Merger                                        XII-1
	12.3	Amendments Required by Law                         XII-1
	12.4	Right to Terminate                                 XII-2
	12.5	Termination of Trust                               XII-2
	12.6	Continuation of Trust                              XII-3
	12.7	Discontinuance of Contributions                    XII-3

ARTICLE XIII	MISCELLANEOUS PROVISIONS
	13.1	Plan Not a Contract of Employment                  XIII-1
	13.2	Merger                                             XIII-1
	13.3	Claims Procedure                                   XIII-1
	13.4	Family Members of Highly
 	  	  Compensated Employees                            XIII-2
	13.5	Controlling Law                                    XIII-3
	13.6	Separability                                       XIII-3
	13.7	Captions                                           XIII-3
	13.8	Usage                                              XIII-4

ARTICLE XIV	LEASED EMPLOYEES
	14.1	Definitions                                        XIV-1
	14.2	Treatment of Leased Employees                      XIV-1
	14.3	Exception for Employees Covered by
	  	  Plans of Leasing Organization                    XIV-2
	14.4	Construction                                       XIV-2

ARTICLE XV	"TOP-HEAVY" PROVISIONS
	15.1	Determination of "Top-Heavy"
		  Status                                           XV-1
	15.2	Provisions Applicable in
	  	  "Top-Heavy" Years                                XV-5


SUPPLEMENT NO. 1                                               S1-1
SUPPLEMENT NO. 2                                               S2-1
SUPPLEMENT NO. 3                                               S3-1
SUPPLEMENT NO. 4                                               S4-1
SUPPLEMENT NO. 5                                               S5-1

	ARROW ELECTRONICS SAVINGS PLAN

	INTRODUCTION
		The Arrow Electronics Savings Plan set forth herein (the "Plan") was initially adopted effective June 1, 1982 as Part
III of the Arrow Electronics ESOP and Capital Accumulation Plan, a stock bonus plan. A profit sharing plan called the "Arrow Electronics Capital Accumulation Plan" (the "New Plan") was adopted effective January 1, 1984 and amended effective January
1, 1985 to permit additional contributions pursuant to section
401(k) of the Code.  Membership in Part III of the Arrow
Electronics ESOP and Capital Accumulation Plan was closed after the Entry Date of July 1, 1983 and no contributions were made to
Part III for any Year ending after December 31, 1983. Members of the Plan who were eligible became members of the New Plan as of December 31, 1983. Other eligible individuals subsequently became members of the New Plan in accordance with its terms.
		The Plan was amended and restated effective as of the close of business on December 31, 1988 for the following purposes: (i) to establish the Plan as a separate entity upon its deletion as Part III of the Arrow Electronics ESOP and Capital Accumulation Plan (which was renamed the Arrow
Electronics Stock Ownership Plan) and to accept the transfer to the Plan of all assets and liabilities relating to such Part III;
(ii) to merge the New Plan into the Plan and to make further changes deemed necessary or advisable in light of the merger, including changing the name of the Plan to the Arrow Electronics Savings Plan; and (iii) to make changes deemed necessary or advisable to comply with changes in applicable law, effective as of such dates as required by law, and to make other changes deemed desirable in order to effect the purposes of the Plan. Provisions of this document having effective dates prior to December 31, 1988 govern Part III of the Arrow Electronics ESOP and Capital Accumulation Plan as constituted prior thereto and the New Plan.
		The Plan is now restated to incorporate further amendments adopted through December 28, 1994 in order to make changes deemed necessary or advisable to comply with changes in applicable law, effective as of such dates as are required by law, and to make other changes deemed desirable in order to effect the purposes of the Plan. The Plan as thus restated reads as follows:


	ARTICLE I
	Definitions
		When used in this Plan, the following terms shall have the designated meaning, unless a different meaning is clearly required by the context.
		1.1	Accounts.  A Member's Basic Account and, if
applicable, Class Year Account, Elective Account, Loan Account,
Matching Account, Prior Plan Account and Rollover Account.
		1.2	Administrator.  An individual appointed by the
Board of Directors to administer the Plan pursuant to Article X.
		1.3	Affiliate.  Any of the following:
			1.3.1	Controlled Group Affiliate.  Any trade
or business (other than an Employer), whether or not incorpora-
ted, which at the time of reference controls, is controlled by, or is under common control with an Employer within the meaning of section 414(b) or 414(c) of the Code (including any division of an Employer not participating in the Plan) and, for purposes of
Article VI, section 415(h) of the Code (a "Controlled Group
Affiliate").
			1.3.2	Affiliated Service Groups, etc.  Any
(a) member of an affiliated service group, within the meaning of section 414(m) of the Code, that includes an Employer, or
(b) organization aggregated with an Employer pursuant to section
414(o) of the Code, to the extent required by such sections or section 401(k) or (m) of the Code.
		1.4	Appropriate Form.  The form or other method of
communication prescribed by the Administrator for a particular purpose specified in the Plan.
		1.5	Beneficiary.  A person or persons entitled under
Article IX to receive any benefits payable upon or after the death of a Member.
		1.6	Board of Directors.  The Board of Directors of
the Company.
		1.7	Class Year Account.  A separate Account
maintained for a Member within the Member's Basic and Matching
Accounts, pursuant to Section 4.3.
		1.8	Code.  The Internal Revenue Code of 1986 as
amended from time to time.  Reference to a specific provision of the Code shall include such provision, any valid regulation or ruling promulgated thereunder and any comparable provision of future law that amends, supplements or supersedes such provision.
		1.9	Common Stock.  The common stock of the Company
having a par value of one dollar ($1) per share, or any other common stock into which it may be reclassified.
		1.10	Company.  Arrow Electronics, Inc., a New York
corporation, and any company acquiring the business of Arrow
Electronics, Inc. and which, within a reasonable time thereafter, adopts this Plan as of the effective date of such acquisition.
		1.11	Compensation.  Gross cash compensation paid by an
Employer to an Eligible Employee while he is a Member, determined before giving effect to any Contribution Agreement under this Plan (or any other cash or deferred arrangement described in section 401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code). Effective January 1, 1989, Compensation taken into account under the Plan for any Year shall not exceed the amount determined in accordance with section 401(a)(17) of the Code.
If, as a result of the application of the family aggregation rules under Section 13.4, the dollar limitation under section
401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this
Section 1.11 prior to the application of this dollar limitation.


		1.12	Contribution Agreement.  An agreement by a
Section 401(k) Member (set forth on the Appropriate Form) to reduce his Compensation otherwise payable in cash in order to share in Elective Contributions under the Plan, as provided in
Section 3.1.
		1.13	Date of Hire.  The date on which an employee
first performs an Hour of Service described in Section 1.26.1.
		1.14	Disability.  A physical or mental condition which
would, upon proper application, entitle the Member to disability benefits under the Social Security Act.
		1.15	Effective Date.  January 1, 1974.
		1.16	Elective Account.  A separate Account maintained
for each Member which reflects his share of the Fund attributable to Elective Contributions plus such other amounts as may be
transferred to such Account after December 31, 1988 under the terms of the Arrow Electronics Stock Ownership Plan, together with applicable Investment Adjustments.
		1.17	Elective Contributions.  Contributions by an
Employer for a Section 401(k) Member as provided in Section 3.1, based on the amount by which such Section 401(k) Member elects to reduce his Compensation otherwise payable in cash (which
contributions may not exceed the Elective Deferral Limit).
		1.18	Elective Deferral Limit.  Seven thousand dollars
($7,000) as adjusted from time to time in accordance with section 402(g)(5) of the Code, reduced by the amount of "elective deferrals" (as defined in section 402(g)(3) of the Code) made by a Member during his taxable year (which is presumed to be the calendar year) under any plans or agreements maintained by an
Employer or by a Controlled Group Affiliate other than this Plan
(and, in the sole discretion of the Administrator, any plans or agreements maintained by any other employer, if reported to the Administrator at such time and in such manner as the
Administrator shall prescribe). Effective December 31, 1988, the Elective Deferral Limit with respect to a Member who has received a hardship withdrawal from his Elective Account as provided in
Section 7.2.3 or who has received a hardship withdrawal from a similar account under any other plan or agreement of an Employer or Affiliate in accordance with Treasury Reg. section 1.401(k)- 1(d)(2)(iv)(B) shall, for his taxable year following the taxable year of such withdrawal, be reduced by the amount of the
"elective deferrals" (as defined in section 402(g)(3) of the
Code) made by the Member during the taxable year of the
withdrawal under this Plan and all other plans and agreements of any Employer or Affiliate.  Each such other plan or agreement shall be deemed amended by reason of this provision, and by the
Member's execution of the Appropriate Form, to the extent
necessary to give full effect to any reduction required under the preceding sentence.
		1.19	Eligible Employee.  Any person employed by the
Company or any other Employer, subject to such terms and conditions as may apply to such Employer pursuant to Section 1.20 and subject also to the following:


			1.19.1 An employee who is employed primarily to render services within the jurisdiction of a union and whose compensation, hours of work, or conditions of employment are determined by collective bargaining with such union shall not be an Eligible Employee unless the applicable collective bargaining agreement expressly provides that such employee shall be eligible to participate in this Plan, in which event, however, he shall be entitled to participate in this Plan only to the extent and on the terms and conditions specified in such collective bargaining agreement.


			1.19.2 The board of directors of an Employer may, in its discretion, determine that individuals employed in a specified division, subdivision, plant, location or job classification of such Employer shall not be Eligible Employees, provided that any such determination shall not discriminate in favor of Highly Compensated Employees so as to prevent the Plan from qualifying under section 401(a) of the Code.


			1.19.3 An individual who performs services for an Employer under an agreement or arrangement (which may be written, oral, and/or evidenced by the Employer's payroll
practice) with such individual or with another organization that provides the services of such individual to the Employer, pursuant to which such individual is treated as an independent contractor or is otherwise treated as an employee of an entity other than the Employer, shall not be an Eligible Employee,
irrespective of whether such individual is treated as an employee of the Employer under common-law employment principles or
pursuant to the provisions of section 4.4(m), 414(n) or 414(o) of the Code.
		1.20	Employer.  The Company and any subsidiary of the
Company which has adopted the Plan with the approval of the
Company, subject to such terms and conditions as may be imposed by the Company upon the participation in the Plan of such
adopting Employer.
		1.21	Entry Date.  Each January 1 and July 1.
		1.22	ERISA.  The Employee Retirement Income Security
Act of 1974, as amended from time to time.  Reference to a
specific provision of ERISA shall include such provision, any valid regulation or ruling promulgated thereunder and any
comparable provision of future law that amends, supplements or supersedes such provision.
		1.23	ESOP Contributions.  Contributions made by an
Employer to the Arrow Electronics Stock Ownership Plan (or, prior to January 1, 1989, to Part I or Part II of the Arrow Electronics
ESOP and Capital Accumulation Plan or to the Arrow Electronics
ESOP).
		1.24	Fund.  The Fund created by the Trust Agreement
pursuant to Section 11.1.
		1.25	Highly Compensated Employee.  A "highly
compensated employee" as defined in section 414(q) of the Code and applicable regulations, subject to the family aggregation rules set forth in Section 13.4. A "highly compensated employee" as so defined includes any employee who performs service for an Employer or Affiliate during the "determination year" and who, during the "look-back year": (a) received compensation within the meaning of section 415(c)(3) of the Code but determined without regard to sections 125 and 402(e)(3) of the Code ("HCE Compensation") in excess of $75,000 (as adjusted pursuant to section 415(d) of the Code); (b) received HCE Compensation in excess of $50,000 (as adjusted pursuant to section 415(d) of the Code) and was a member of the top-paid group for such year; or
(c) was an officer of an Employer or Affiliate and received HCE Compensation during such year greater than 50 percent of the dollar limitation in effect under section 415(b)(1)(A) of the Code. The term "highly compensated employee" also includes: (y) employees who are both described in the preceding sentence if the term "determination year" is substituted for the term "look-back year" and included in the 100 employees who received the most HCE Compensation from the Employer during the "determination year";
and (z) employees who are 5-percent owners (as described in Section 15.1.2(c)) at any time during the "look-back year" or the "determination year." For purposes of determining who is a "highly compensated employee" with respect to any Year, the provisions of the second sentence of this Section 1.25 may be modified, at the discretion of the Company, by substituting
$50,000 for $75,000 in clause (a) and deleting clause (b). If no officer has satisfied the requirement of (c) above during either a "determination year" or a "look-back year," the highest paid officer for such year shall be treated as a "highly compensated employee." For purposes of this Section 1.25, the "determination year" shall be the Year and the "look-back year" shall be the twelve-month period immediately preceding the "determination year." The determination of who is a "highly compensated employee," including the determinations of the number and identity of employees in the top-paid group, the top 100 employees and the number of employees treated as officers, will be made in accordance with section 414(q) of the Code and appli-cable regulations, rulings, procedures and permitted elections thereunder. For purposes of this Section 1.25, HCE Compensation is determined without regard to section 401(a)(17) of the Code.


		1.26	Hour of Service.  For all purposes of this Plan,
"Hour of Service" shall mean each hour includible under any of
Sections 1.26.1 through 1.26.4, applied without duplication, but subject to the provisions of Sections 1.26.5 through 1.26.8.
			1.26.1	Paid Working Time.  Each hour for which
an employee is paid, or entitled to payment, for the performance of duties for an Employer;
			1.26.2	Paid Absence.  Each regularly scheduled
working hour during a period for which an employee is paid, or entitled to payment, by an Employer on account of a period of time during which no duties are performed (irrespective of
whether the employment relationship has terminated) due to
vacation, holiday, illness, incapacity (including disability or pregnancy), layoff, jury duty, military duty or leave of absence;
			1.26.3	Military Service.  Each regularly
scheduled working hour which would constitute an Hour of Service under Section 1.26.1 or 1.26.2 but for the employee's absence for service in the armed forces of the United States during a period in which his reemployment rights are protected by law, provided that such employee re-enters the employ of an Employer within the period during which his reemployment rights are protected by law;
and


			1.26.4	Back Pay Awards.  Each hour for which
back pay, irrespective of mitigation of damages, is either
awarded or agreed to by an Employer.
			1.26.5	Crediting Hour of Service.  Hours of
Service shall be credited as follows:
				(a)  Paid Working Time.  Hours of
Service described in Section 1.26.1 shall be credited to the
Year in which the duties were performed;
				(b)  Paid Absence and Military Service.
 Hours of Service described in Sections 1.26.2 and 1.26.3
shall be credited to the Year in which occur the regularly
scheduled working hours with respect to which such Hours of
Service are determined, beginning with the first such hours;
				(c)  Back Pay Awards.  Hours of Service
described in Section 1.26.4 shall be credited to the Year or
Years to which the back pay award or agreement pertains
(rather than to the Year in which the award, agreement or
payment is made).
			1.26.6	Limitations on Hours of Service for Paid
Absences.  Notwithstanding any provision of this Plan, Hours of
Service otherwise required to be credited pursuant to Section
1.26.2 (relating to paid absences) or Section 1.26.4 (relating to an award or agreement for back pay), to the extent the award or agreement described therein is made with respect to a period described in Section 1.26.2, shall be subject to the following limitations and rules:
				(a)  501 Hour Limitation.  No more than
five hundred one (501) of such Hours of Service are required to be credited on account of any single continuous period
during which an employee performs no duties (whether or not
such period occurs in a single Year);
				(b)  Payments Required by Law.  An hour
for which an employee is directly or indirectly paid, or
entitled to payment, on account of a period during which no
duties are performed is not required to be credited to the
employee if such payment is made or due under a plan
maintained solely for the purpose of complying with
applicable workmen's compensation, unemployment compensation or disability insurance laws;
				(c)  Medical and Severance Payments
Excluded.  Hours of Service are not required to be credited
for a payment which solely reimburses an employee for
medical or medically related expenses incurred by an
employee, or constitutes a retirement, termination, or other severance pay or benefit; and
				(d)  Indirect Payments.  A payment shall
be deemed to be made by or due from an Employer regardless
of whether such payment is made by or due from the Employer
directly, or indirectly through, among others, a trust,
fund, or insurer, to which the Employer contributes or pays
premiums.
			1.26.7	Determinations by Administrator.  The
Administrator shall have the power and final authority:
				(a)  To determine the Hours of Service
of any individual for all purposes of the Plan, and to that
end may, in his discretion, adopt such rules, presumptions
and procedures permitted by applicable law as it shall deem
appropriate or desirable;
				(b)  Without limiting the generality of
the foregoing, to provide that the regularly scheduled
working hours to be credited under Sections 1.26.2, 1.26.3
and 1.26.4 to an employee without a regular work schedule
shall be determined on the basis of a forty (40)-hour work
week, or an eight (8)-hour work day, or on any other reason-
able basis which reflects the average hours worked by the
employee or by other employees in the same job classifica-
tion over a representative period of time, provided that the basis so used is consistently applied with respect to all
employees within the same job classifications, reasonably
defined.
			1.26.8	Monthly Equivalency.  An employee who
customarily works for an Employer for twenty (20) or more hours per week throughout each Year (except for holidays and vacations)
shall be credited with exactly one hundred ninety (190) Hours of
Service for each month with respect to which he completes at least one (1) Hour of Service in accordance with the foregoing provisions of this Section 1.26 (regardless of whether the number of Hours of Service actually completed in such month exceeds one hundred ninety (190)), subject to Section 1.26.6.
		1.27	Investment Adjustments.  The net realized and
unrealized gains, losses, income and expenses attributable to a
Member's Class Year, Elective, Matching, Prior Plan, or Rollover
Account as a result of its investment in one or more Investment
Funds.
		1.28	Investment Fund.  A portion of the Fund which is
separately invested as provided in Section 5.1, or the Loan Fund.
		1.29	Loan Account.  An Account maintained pursuant to
Section 7.6.2.
		1.30	Loan Fund.  The Investment Fund maintained
pursuant to Section 7.6.1.
		1.31	Matching Account.  A separate Account maintained
for each Member which reflects his share of the Fund attributable to Matching Contributions, together with applicable Investment
Adjustments.
		1.32	Matching Contributions.  Contributions by an
Employer for a Section 401(k) Member as provided in Section 3.2.
		1.33	Member.  Every individual who on December 31,
1988 was a member of Part III of the Arrow Electronics ESOP and
Capital Accumulation Plan or of the Arrow Electronics Capital Accumulation Plan, and every individual who shall have become a
Member of this Plan pursuant to Article II, and whose Membership shall not have terminated.
		1.34	Normal Retirement Date.  The sixty-fifth (65th)
anniversary of a Member's date of birth.


		1.35	One-Year Break in Service.
			1.35.1	Class Year Accounts.  For purposes of
determining the forfeiture of Class Year Account balances, a One-
Year Break in Service is a Year on the last day of which the individual is not employed by an Employer. For purposes of the preceding sentence, the first Year in which an individual is not employed on the last day of the Year by reason of a "maternity or paternity absence" as defined in Section 1.35.3 shall be disregarded.
			1.35.2	Matching Accounts.  For purposes other
than determining the forfeiture of Matching Account balances, a One-Year Break in Service is a Year in which the individual has no more than 500 Hours of Service. For purposes of determining whether a One-Year Break in Service has occurred, an individual who is absent from work by reason of a "maternity or paternity absence" as defined in Section 1.35.3 shall receive credit for the Hours of Service which would have been credited to such individual but for such absence, or, in any case in which such Hours cannot be determined, eight Hours of Service per day of such absence, but in no event more than 501 Hours of Service.
The Hours of Service credited under this Section 1.35.2 shall be credited (a) only in the Year in which the absence begins if necessary to prevent a One-Year Break in Service in that Year, or
(b) in all other cases, in the following Year.


			1.35.3	Maternity or Paternity Absence.  For
purposes of this Section 1.35, "maternity or paternity absence"
means an absence from active employment beginning on or after
January 1, 1985 by reason of (a) the individual's pregnancy,
(b) the birth of a child of the individual, (c) the placement of a child with the individual in connection with the adoption of such child by such individual, or (d) for purposes of caring for any such child for a period beginning immediately following such birth or placement.  Nothing in this Plan shall be construed to give an employee a right to a leave of absence for any reason.
		1.36	Plan.  The Arrow Electronics Savings Plan, which
as currently in effect is set forth herein.
		1.37	Prior Plan Account.  A separate Account
maintained for each Member who had a balance as of December 31, 1988 in any account under Part III of the Arrow Electronics ESOP and Capital Accumulation Plan as then in effect, to which shall be credited such balance together with applicable Investment
Adjustments. Effective November 29, 1994, Prior Plan Accounts are terminated and the balances therein are transferred to the Members' Rollover Accounts.


		1.38 Rollover Account. A separate Account maintained for an individual who makes a Rollover Contribution which reflects his share of the Fund attributable to his Rollover
Contribution together with applicable Investment Adjustments.
Effective November 29, 1994, Rollover Accounts shall include balances formerly credited to Members' Prior Plan Accounts.


		1.39 Rollover Contribution. An Eligible Employee's rollover contribution made pursuant to Section 3.6.
		1.40	Section 401(k) Member.  A Member who is an
Eligible Employee.
		1.41	Subaccount.  A Subaccount of a Class Year Account
maintained pursuant to Section 4.3.
		1.42	Termination of Employment.  A Member's employment
shall be treated as terminated on the date that he ceases to be employed by an Employer or Affiliate, subject to Section 2.4.2.
		1.43	Total Earnings.  Total cash compensation paid by
an Employer or Affiliate to an individual, determined before giving effect to any Contribution Agreement under this Plan (or any other cash or deferred arrangement described in section
401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code). For purposes of Sections 3.3.2 and 3.4.2, Total
Earnings for any Year may, in the discretion of the Administrator, be limited to such compensation paid by an Employer or Affiliate to an individual during the period that he is a Member for service as an Eligible Employee. Effective
January 1, 1989, Total Earnings taken into account under the Plan for any Year shall not exceed the amount determined in accordance with section 401(a)(17) of the Code. If, as a result of the application of the family aggregation rules under Section 13.4, the dollar limitation under section 401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected individuals in proportion to each such individual's
Total Earnings as determined under this Section 1.43 prior to the application of this dollar limitation.


		1.44	Trust Agreement.  The agreement by and between
the Company and the Trustee under which this Plan is funded, as from time to time amended.
		1.45	Trustee.  The trustee or trustees from time to
time designated under the Trust Agreement.
		1.46	Valuation Date.  The last day of each calendar
quarter, and any other date as of which the Administrator
determines in his sole discretion that a revaluation and
adjustment of Accounts is required or desirable under the Plan.
If any portion of an Account is invested in mutual funds for which the mutual fund sponsor provides a separate accounting for each Member, the Valuation Date for a transaction affecting such portion shall be the date as of which the mutual fund sponsor processes such transaction.
		1.47	Vested Percentage.  The percentage of a Member's
Account or Subaccount which is nonforfeitable pursuant to Article
IV.


		1.48	Year.  The period of time commencing with the
first day of January and ending with the last day of December.
		1.49	Year of Employment.  A Year during which an
employee has not less than one thousand (1,000) Hours of Service.
		1.50	Year of Membership.  A Year of Employment
throughout which a Member (a) was employed by an Employer or
Affiliate and (b) was a Member of this Plan or of the Arrow
Electronics Capital Accumulation Plan prior to its merger with this Plan or was a member of the Arrow Electronics Pension Plan, the Pension Plan for Employees of the Kay Electric Supply
Division of the Electrical Distribution Division of Arrow
Electronics, Inc. or the Pension Plan for Employees of the Twin
State Division of the Electrical Distribution Division of Arrow
Electronics, Inc.
		1.51	Year of Service.  A (a) Year of Employment, and
(b) in the case of a former member of Arrow Electronics Capital Accumulation Plan, any other Year between 1984 and 1988, inclusive, on the last day of which the employee rendered services to an Employer, but excluding in either case any Year prior to the Effective Date and any Year prior to the Year in which the employee attained age 18. Notwithstanding the foregoing, the term "Year of Service" shall not include any Year not taken into account for vesting purposes as of December 31, 1984 under the predecessor plans then in effect as a result of the application of the break rules of those plans as then in effect nor any other Year which was succeeded by five consecutive One-Year Breaks in Service ("Five-Year Break"), if the number of such One-Year Breaks in Service was equal to or in excess of the individual's Years of Service prior to such Five-Year Break and the individual had no nonforfeitable rights under any such plan at the time of the Five-Year Break.


	ARTICLE II
	Membership
		2.1	In General.  An Eligible Employee who has not
previously become a Member shall become a Member on the first
Entry Date on or after January 1, 1989 coincident with or next following the later of his reaching age 21 or his completing a consecutive twelve-month period in which he is credited with
1,000 Hours of Service, provided he is then an Eligible Employee.
 The first consecutive twelve-month period taken into account for this purpose shall start on his Date of Hire, and the subsequent twelve-month periods shall be calendar years, beginning with the first calendar year after such Date of Hire.
		2.2	Service with Affiliates.  Solely for the purposes
of determining (a) whether an employee has met the length of service requirement imposed as a prerequisite for membership in the Plan, or (b) the Hours of Service credited to an employee under the Plan, service with any Affiliate shall be treated as service with an Employer.  Notwithstanding any other provision of this Plan, a Member shall be eligible to share in contributions and forfeitures under the Plan only with respect to Compensation paid by an Employer for service as an Eligible Employee (as
distinguished from service for any Affiliate).
		2.3	Contribution Agreement Required for Elective
Contributions. A Section 401(k) Member shall be eligible to share in Elective Contributions under Section 3.1, effective for payroll periods ending after the first Entry Date on which he is a Section 401(k) Member, provided that he completes and returns the Contribution Agreement described in Section 3.1.1 to the Administrator within such period as the Administrator shall prescribe. If a rehired Eligible Employee, or Eligible Employee transferred from ineligible employment, commences or resumes participation as a Section 401(k) Member on his date of transfer or date of rehire pursuant to Section 2.4 or Section 2.6, he shall become eligible to share in Elective Contributions upon execution and filing of an appropriate Contribution Agreement within such period as the Administrator shall prescribe, effective as of such date as the Administrator shall determine to be administratively practicable. If a Member fails to complete and return a Contribution Agreement within the period prescribed by the Administrator, he may begin to share in Elective
Contributions under Section 3.1 as of any subsequent Entry Date as of which he is an Eligible Employee, by completing and returning a Contribution Agreement to the Administrator within such period as the Administrator shall prescribe.


		2.4	Transfers.
			2.4.1	Transfer to Eligible Employment.  If an
individual is transferred to employment under which he is
eligible for membership in this Plan from employment with an
Affiliate or with an Employer in a position not so eligible, he shall become a Member on the later of (a) the date of such
transfer, or (b) the Entry Date on which he would have become a
Member if his prior employment by the Employer or Affiliate had been in a position eligible for membership in the Plan.
			2.4.2	Transfer to Affiliate or Ineligible
Employment. If a Member is transferred to employment with (a) an Affiliate or (b) an Employer in a position ineligible for membership in the Plan, he shall not be deemed to have retired or terminated his employment for the purposes of the Plan until such time as he is employed neither by an Employer nor by any Affiliate. Such a Member shall be eligible to share in contributions and forfeitures under the Plan for the Year of such transfer but he shall not be eligible to share in contributions and forfeitures for subsequent Years unless and until he returns to employment as an Eligible Employee. Upon retirement (at or after Normal Retirement Date) or Termination of Employment of such a Member while so employed other than as an Eligible
Employee, distribution shall be made in accordance with the Plan as if such Member had so retired, or terminated his employment, while an Eligible Employee.


			2.4.3	Contribution Agreement.  The
Contribution Agreement (if any) of a Member described in Section
2.4.2 shall be suspended until he resumes his status as an
Eligible Employee (and Section 401(k) Member).
		2.5	Transfers Between Employers.  If a Member
transfers from employment as an Eligible Employee with one
Employer to employment as an Eligible Employee with another
Employer:  (a) his participation in the Plan shall not be
interrupted; and (b) his Contribution Agreement (if any) with his prior Employer shall be deemed to apply to his second Employer in the same manner as it applied to his prior Employer.
		2.6	Reemployment.  If a Member whose Accounts are not
vested terminates employment and is subsequently rehired as an Eligible Employee after five or more consecutive One-Year Breaks in Service, he shall upon rehire be treated as a new employee for all purposes of this Plan. In all other cases, a Member who terminates employment and is subsequently rehired as an Eligible
Employee shall become a Member immediately upon rehire.


	ARTICLE III
	Contributions
		3.1	Elective Contributions.
			3.1.1	Election of Amount.  In order to share
in Elective Contributions, a Member must be a Section 401(k)
Member and agree in his Contribution Agreement to reduce his Compensation otherwise payable in cash for each payroll period by
1%, 2%, 3%, 4%, 5%, 6%, 7%, 8%, 9% or 10%, whichever he shall specify.  The Section 401(k) Member's Employer shall contribute to the Plan as Elective Contributions, as soon as reasonably practicable after the close of each payroll period for which such Contribution Agreement is in effect, an amount equal to the elected percentage reduction in the Section 401(k) Member's
Compensation otherwise payable in cash for such payroll period.
In his discretion, the Administrator may increase or decrease the maximum amount of permissible Elective Contributions from 10%, either for all Section 401(k) Members or for a specified group of
Section 401(k) Members which does not discriminate in favor of
Highly Compensated Employees, but any Elective Contribution in
excess of 6% shall not be eligible for Matching Contributions under Section 3.2.  In no event shall the limits under Section
3.3 be exceeded.
			3.1.2	Change in Contribution Rate.  A Section
401(k) Member who has a Contribution Agreement in effect may increase or decrease the amount of reduction thereunder of his Compensation otherwise payable in cash within the limits specified in Section 3.1.1 by giving notice on the Appropriate
Form to the Administrator within such period as the Administrator shall prescribe.  Such change shall be effective commencing with the first payroll period for which it can be given effect under the procedures established by the Administrator.
			3.1.3	Voluntary Suspension.  A Member may
voluntarily suspend his Contribution Agreement effective as of the first payroll period ending in any month by giving notice to the Administrator on the Appropriate Form within such period as the Administrator shall prescribe.  No Elective Contributions under this Section 3.1 or Matching Contributions under Section
3.2 shall be made for any Member with respect to any payroll period during which his Contribution Agreement has been so
suspended. An Eligible Employee may reinstate his Contribution Agreement as of any Entry Date after the date on which his suspension of such Contribution Agreement began, by giving
written notice to the Administrator on the Appropriate Form
within such period as the Administrator shall prescribe.
			3.1.4	Mandatory Suspension.
				3.1.4.1  Withdrawal from Basic Account
or Matching Account, or from Elective Account After Age 59-1/2;
Loans.  The Contribution Agreement of a Member who makes a
withdrawal pursuant to Section 7.2.2 or 7.2.4 shall be suspended as of the payroll period in which the withdrawal is made until the next Entry Date that is at least six months after the date such Contribution Agreement is first suspended.
				3.1.4.2  Hardship Withdrawal from
Elective Account. Effective December 31, 1988, the Contribution Agreement of a Member who makes a withdrawal pursuant to Section
7.2.3 shall be suspended as of the payroll period in which the withdrawal is made until the next Entry Date that is at least twelve months after the date of such withdrawal.
				3.1.4.3  Reinstatement.  A Member may
reinstate his Contribution Agreement under this Plan as of the next Entry Date following a period of mandatory suspension under this Section 3.1.4, or any subsequent Entry Date, by giving
written notice to the Administrator on the Appropriate Form
within such period as the Administrator shall prescribe.
			3.1.5	Limitation.  A Section 401(k) Member's
Elective Contributions under Section 3.1.1 shall be discontinued
for the remainder of a Year when in the aggregate they equal the Elective Deferral Limit for such Year. Notwithstanding any other provisions of this Plan, no Section 401(k) Member may elect to reduce his Compensation pursuant to Section 3.1.1 for a Year by an amount in excess of the Elective Deferral Limit, nor shall any such excess be contributed to the Plan as Elective Contributions or allocated to a Section 401(k) Member's Elective Account.  If the Elective Deferral Limit is exceeded for a Member for a Year, the excess Elective Contributions (adjusted for income or loss allocable thereto for such Year in accordance with applicable regulations) may be distributed no later than April 15 of the following Year in the sole discretion of the Administrator.  The amount to be distributed for a Year shall be reduced by the
amount of Elective Contributions previously distributed by the
Plan on or after the beginning of such Year in order to comply with the limitations of Section 3.3 (including the Aggregate
Limit).  If the Member's Elective Account is invested in more than one Investment Fund, such distribution shall be made pro rata, to the extent practicable, from all such Investment Funds.
 In order to receive such excess Elective Contributions, the
Member must deliver a written claim to the Administrator by March
1 of the Year of distribution.  Such claim must include (i) a statement that the Member's Elective Deferral Limit will be
exceeded unless the excess Elective Contributions are distributed and (ii) an agreement to forfeit Matching Contributions made with respect to such excess Elective Contributions and allocated to his Matching Account (if any). Matching Contributions forfeited pursuant to this Section 3.1.5 shall be applied to reduce contributions by the Employer hereunder.  If the "elective
deferrals" (as defined in section 402(g)(3) of the Code) made by a Member during his tax year (which is presumed to be the
calendar year) under this Plan and any other plans or agreements maintained by an Employer or Controlled Group Affiliate shall exceed the Elective Deferral Limit, the Administrator may deem such a claim to have been delivered by the Member.
		3.2	Matching Contributions.
			3.2.1	Amount.  The Employer shall make
Matching Contributions to the Plan with respect to each calendar month for which a Section 401(k) Member has a Contribution
Agreement in effect, in an amount equal to 50% of such Section
401(k) Member's Elective Contributions for each payroll period ending in such month (but excluding any such Elective
Contributions in excess of 6% of the Section 401(k) Member's Compensation for that payroll period). The amount of Matching Contributions otherwise required to be made by an Employer for any month shall be reduced by the amount of any available
forfeitures under Section 4.5 (or Section 3.4.2).
			3.2.2	Payment.  Matching Contributions for a
month shall be paid in cash to the Trustee during or as soon as reasonably practicable after the end of such month.
			3.2.3	Matching Contributions Only for
Permissible Elective Contributions.  No Matching Contributions
shall be made with respect to amounts distributable pursuant to
Section 3.3.3 or 3.3.4, or Elective Contributions in excess of the Elective Deferral Limit as described in Section 3.1.5.  Any amounts paid into the Fund with the intention that they
constitute Matching Contributions with respect to such amounts shall be retained in the Fund and applied to meet the obligation of the Employer to make contributions under this Article III.
		3.3	Section 401(k) Limit on Elective Contributions.
			3.3.1	In General.  Notwithstanding anything in
this Plan to the contrary, Elective Contributions for any Year for a Section 401(k) Member who is a Highly Compensated Employee for that Year shall be reduced if and to the extent deemed necessary or advisable by the Administrator in order that the "average deferral percentage" (as defined in Section 3.3.2) for
Section 401(k) Members who are Highly Compensated Employees for that Year shall not exceed the percentage determined in the following schedule, based on the average deferral percentage for such Year for all Section 401(k) Members who are not Highly
Compensated Employees for the Year:


	Column 1	Column 2

Average Deferral Percentage 	Average Deferral Percentage
for Section 401(k) Members	for Section 401(k) Members
Who Are Not Highly Compensated	Who Are Highly Compensated
Employees for the Year        	Employees for the Year

Less than 2%		Two (2) times the
			percentage in
					Column 1

2% - 8%		The percentage in Column
		1, plus 2%

More than 8%		One and one-quarter
		(1-1/4) times the
		percentage in
					Column 1
In the event that both the average deferral percentage and the "contribution percentage" (as defined in Section 3.4.2) for
Section 401(k) Members who are Highly Compensated Employees for
the Year are more than one and one-quarter (1-1/4) times the corresponding percentage for Section 401(k) Members who are not
Highly Compensated Employees for the Year, the Elective
Contributions for Section 401(k) Members who are Highly
Compensated Employees for the Year shall be further reduced in the manner described in Section 3.3.4 in order that the sum of the average deferral percentage plus the contribution percentage for Section 401(k) Members who are Highly Compensated Employees
does not exceed the "aggregate limit" (as defined in Section
3.5.3) for the Year.
			3.3.2	Determination of Average Deferral
Percentages.  For purposes of this Section 3.4, the average
deferral percentage for any group of individuals means the
average of the individual ratios, for each person in such group, of (i) his share of Elective Contributions for the Year to (ii)
his Total Earnings for such Year. The individual ratios, and the average deferral percentage for any group of individuals, shall be calculated to the nearest one-hundredth of one percent
(0.01%).  For purposes of calculating the average deferral
percentage, Qualified Nonelective Contributions under Section
3.5.5 may be taken into account as Elective Contributions if the conditions of the applicable regulations under section 401(k) of the Code are met (which are set forth in Treas. Reg. 1.401(k)- 1(b)(5)). If a Highly Compensated Employee is subject to the family aggregation rules described in Section 13.4, the ratio for the family group (which is treated as one Highly Compensated
Employee) must be determined by combining the Elective Contri-
butions, Total Earnings and amounts treated as Elective
Contributions of all family members who are Section 401(k)
Members.  The Administrator shall determine, during and as of the end of each Year, the average deferral percentages relevant for purposes of this Section 3.3, based on the actual rate of Total Earnings and Elective Contributions then in effect for Section
401(k) Members in light of their Contribution Agreements and their projected Total Earnings and Elective Contributions for the remainder of the Year. If, based on such determination, the Administrator concludes that a reduction in the Elective
Contributions made for any Section 401(k) Member is necessary or advisable in order to comply with the limitations of this Section
3.3, he shall so notify each affected Section 401(k) Member and his Employer of the reduction deemed necessary or desirable for this purpose.  In such event, the allowable Elective
Contributions under Section 3.1.1 shall be reduced in accordance with the direction of the Administrator, and the Contribution
Agreement of each Section 401(k) Member affected by such
determination shall be modified accordingly.  Any such reduction may apply either to all Section 401(k) Members, only to Section
401(k) Members who are Highly Compensated Employees, or to any
other group as the Administrator shall determine, and in such manner as the Administrator shall determine.
			3.3.3	Treatment of Excess Contributions.  For
purposes of this Section 3.3, the amount of "excess contribu-
tions" for any Highly Compensated Employee means, with respect to any Year, the excess of (a) the total amount of Elective
Contributions actually paid into the Plan on his behalf for such
Year, over (b) the amount of Elective Contributions for such Year determined by multiplying his individual ratio (as defined in
Section 3.3.2), after application of the leveling process
described in the following sentence, by his Total Earnings used in determining such ratio.  The leveling process referred to in the preceding sentence shall operate by reducing the individual ratio (as defined in Section 3.3.2) for the Highly Compensated
Employee with the highest such ratio to the extent required to enable to Plan to meet the limitations set forth in Section 3.3.1 or, if less, to the extent required to cause such ratio to equal the ratio of the Highly Compensated Employee with the next
highest individual ratio.  This process shall be repeated until the Plan meets the limitations set forth in Section 3.3.1.  The amount of excess contributions for any Highly Compensated
Employee for any Year shall be distributed in cash to such Highly Compensated Employee and, in accordance with applicable regulations, to family members whose Elective Contributions are aggregated with those of such Highly Compensated Employee pursuant to Section 13.4.  Such distribution shall be made no later than March 15 of the following Year if possible, and in any event no later than the close of such following Year.  If such
Member's Account is invested in more than one Investment Fund, such distribution shall be made pro rata, to the extent
practicable, from all such Investment Funds.   The amount thus
distributed shall be adjusted for income or loss attributable thereto for the Year for which such amount was paid into the
Plan, in accordance with applicable regulations.  In the
determination and correction of the excess contributions for any
Highly Compensated Employee, the family aggregation rules set forth in Section 13.4 shall be applied in accordance with
applicable regulations.
			3.3.4	Adjustment for Aggregate Limit.  If,
after the correction of excess contributions (if any) pursuant to
Section 3.3.3 and of excess Matching Contributions pursuant to
Section 3.4.3, both the average deferral percentage and the contribution percentage for Section 401(k) Members who are Highly Compensated Employees for the Year are more than one and one-
quarter (1-1/4) times the corresponding percentage for Section
401(k) Members who are not Highly Compensated Employees for the
Year, the Elective Contributions for Section 401(k) Members who
are Highly Compensated Employees shall be reduced in the manner described in Section 3.3.3 to the extent necessary to cause the sum of such percentages for Section 401(k) Members who are Highly Compensated Employees not to exceed the aggregate limit set forth in Section 3.5.3. The amount of any such reduction in Elective Contributions shall be adjusted in accordance with regulations for income or loss attributable thereto for the Year for which such amount was paid into the Plan, and shall be distributed within the period and in the manner set forth in Section 3.3.3.
			3.3.5	Adjustment of Contributions Based on
Limit on Annual Additions. Notwithstanding any of the foregoing provisions to the contrary, a Member may, at such time and in such manner as the Administrator may prescribe, suspend or change the amount of reduction in Compensation provided for under any applicable Contribution Agreement in order to avoid an allocation of contributions to his Account which would violate the limitations of this Section 3.3, Section 3.4 or Article VI.


		3.4	Section 401(m) Limit on Matching Contributions.
			3.4.1 In General. Notwithstanding anything in this Plan to the contrary, Matching Contributions for any Year for a Section 401(k) Member who is a Highly Compensated Employee for that Year shall be reduced if and to the extent deemed necessary or advisable by the Administrator in order that the "contribution percentage" for Section 401(k) Members who are Highly Compensated Employees for that Year shall not exceed the percentage determined in the following schedule, based on the "contribution percentage" for such Year for all Section 401(k)
Members who are not Highly Compensated Employees for the Year:


Column 1				Column 2
Contribution Percentage	Contribution Percentage
for Section 401(k) Members Who	for Section 401(k) Members
Are Not Highly Compensated	Who Are Highly Compensated
Employees for the Year        	Employees for the Year

Less than 2%			Two (2) times the
					percentage in
Column 1

2% - 8%				The percentage
in Column
					1, plus 2%

More than 8%			One and one-quarter
					(1-1/4) times
the per-
					centage in
Column 1
			3.4.2	Determination of Contribution
Percentages. For purposes of this Section 3.4, the "contribution percentage" for any group of individuals means the average of the individual ratios, for each person in such group, of (a) his share of Matching Contributions for the Year to (b) his Total
Earnings for the Year.  The individual ratios, and the
"contribution percentage" for any group of individuals, shall be calculated to the nearest one-hundredth of one percent (0.01%).
For purposes of calculating the contribution percentage,
Qualified Nonelective Contributions under Section 3.5.5 may be taken into account as Matching Contributions if the conditions of the applicable regulations under section 401(m)(3) of the Code are met (which are set forth in Treas. Reg.  1.401(m)-1(b)(5)), to the extent such contributions are not taken into account for purposes of the average deferral percentage test pursuant to
Section 3.3.2.  If a Highly Compensated Employee is subject to the family aggregation rules described in Section 13.4, the ratio for the family group (which is treated as one Highly Compensated Employee) must be determined by combining the Matching Contri-
butions, Total Earnings and amounts treated as Matching
Contributions of all family members who are Section 401(k)
Members.  If, based on a review of actual and projected
contributions and Total Earnings similar to that described in
Section 3.3.2, the Administrator shall conclude that a reduction in the Matching Contributions made for any Member is necessary or advisable in order to comply with the limitations of this Section
3.4 for any Year, the amount of such contributions shall be
reduced in accordance with the direction of the Administrator.
Without limiting the generality of the foregoing, any such
reduction may be made applicable to all Section 401(k) Members, only to Section 401(k) Members who are Highly Compensated
Employees, or to any other group as the Administrator shall
determine, and in such manner as the Administrator shall
determine.
			3.4.3	Treatment of Excess Matching
Contributions.  For purposes of this Section 3.4, the amount of
"excess Matching Contributions" for any Highly Compensated
Employee means, with respect to any Year, the excess of (a) the total amount of Matching Contributions actually paid into the
Plan on his behalf for such Year, over (b) the amount of Matching Contributions for such Year determined by multiplying his individual ratio (as defined in Section 3.4.2), after application of the leveling process described in the following sentence, by his Total Earnings used in determining such ratio.  The leveling process referred to in the preceding sentence shall operate by reducing the individual ratio (as defined in Section 3.4.2) for the Highly Compensated Employee with the highest such ratio to the extent required to enable the Plan to meet the limitations set forth in Section 3.4.1 or, if less, to the extent required to cause such ratio to equal the ratio of the Highly Compensated
Employee with the next highest individual ratio.  This process shall be repeated until the Plan meets the limitations set forth in Section 3.4.1.  The calculation and correction of excess
matching contributions of a Highly Compensated Employee whose ratio is determined pursuant to the family aggregation rules under Section 13.4 is accomplished by reducing the ratio for the family group by the leveling method described in this Section
3.4.3 and allocating the excess matching contributions for the family group among the family members in proportion to the
contributions for each family member who is aggregated.  The amount of excess Matching Contributions for any Highly
Compensated Employee for any Year shall be forfeited if not
vested and the amounts so forfeited shall be applied to reduce contributions by the Employer hereunder. Any excess Matching Contributions not so forfeited shall be paid to the Member and, in accordance with applicable regulations, to family members whose Matching Contributions are aggregated with those of such
Member pursuant to Section 13.4.  Such payment shall be made in cash no later than March 15 of the following Year if possible, and in any event no later than the close of the following Year.
Any amount so distributed shall be adjusted in accordance with applicable regulations for income or loss allocable thereto in respect of the Year in which such excess matching contributions occurred.  If the Account from which such a distribution is to be made is invested in more than one Investment Fund, such
distribution shall be made pro rata, to the extent practicable, from all such Investment Funds.
			3.4.4	Income on Excess Matching Contributions.
 The amount of excess Matching Contributions distributed or
forfeited pursuant to Section 3.4.3 shall be adjusted for income or loss attributable thereto for the Year for which such excess was paid into the Plan, in accordance with applicable regula-
tions.  If any Account from which a distribution or forfeiture is to be made pursuant to this Section 3.4 is invested in more than one Investment Fund, such distribution or forfeiture shall be made pro rata, to the extent practicable, from all such
Investment Funds.
		3.5	Special Rules.
			3.5.1	Multiple Arrangements for Highly
Compensated Employees Combined.  If more than one plan providing a cash or deferred arrangement, or for matching contributions, or employee contributions (within the meaning of sections 401(k)
and 401(m) of the Code) is maintained by the Employer or an
Affiliate, the individual ratios of any Highly Compensated
Employee who participates in more than one such plan or
arrangement shall, for purposes of determining the "average
deferral percentage" (as defined in Section 3.3.2) and
"contribution percentage" (as defined in Section 3.4.2) for all such arrangements, be determined as if all such arrangements were a single plan or arrangement.
			3.5.2	Aggregation of Plans.  In the event that
this Plan satisfies the requirements of section 410(b) of the
Code only if aggregated with one or more other plans, then this
Article III shall be applied by determining the "average deferral percentage" and "contribution percentage" of Members as if all such plans were a single plan.
			3.5.3	Aggregate Limit.  For purposes of this
Article III, the "aggregate limit" for any Year shall mean a percentage equal to the greater of the sum described in Section
3.5.3.1 or 3.5.3.2:
			3.5.3.1  The sum of:
			(a)  125 percent of the greater of (1) the
average deferral percentage (as defined in Section 3.3.2)
for Section 401(k) Members who are not Highly Compensated
Employees for the Year, or (2) the contribution percentage
(as defined in Section 3.4.2) of such Section 401(k)
Members, and
			(b) two percent plus the lesser of (a)(1) or (2) above, provided that this amount shall not exceed 200 percent of the lesser of (a)(1) or (2) above; or
				3.5.3.2  The sum of:
				(a)  125 percent of the lesser of
(1) the average deferral percentage (as defined in Section
3.3.2) for Section 401(k) Members who are not Highly
Compensated Employees for the Year or (2) the contribution
percentage (as defined in Section 3.4.2) of such Section
401(k) Members, and
				(b)  two percent plus the greater of
(a)(1) or (2) above, provided that this amount shall exceed
200 percent of the greater of (a)(1) or (2) above.
The aggregate limit shall be calculated to the nearest one-
hundredth of one percent (0.01%).
			3.5.4	Status as Section 401(k) Member.  For
purposes of Sections 3.3 and 3.4, an individual shall be treated as a Section 401(k) Member for a Year if he so qualifies for any part of the Year, and whether or not his right to share in
Elective Contributions has been suspended under Section 3.1.4.
			3.5.5	Qualified Nonelective Contributions.
For each Year that the Plan is in effect, each Employer may
contribute to the Fund, in cash, such additional amounts (if any)
as the board of directors of the Employer shall, in its sole discretion, determine to be necessary or desirable in order to meet the requirements of Sections 3.3 and 3.4 for such Year.  The board of directors of the Employer shall designate any such
amounts as "qualified nonelective contributions" (within the meaning of section 401(m)(4)(C) of the Code) and shall determine the group of Members eligible to share in such qualified
nonelective contributions, the method of apportionment under which such eligible Members shall share in such contributions and the Accounts under the Plan in which such contributions, together with the Investment Adjustments attributable thereto, shall be maintained. Anything in this Plan to the contrary notwithstand-
ing, each Member shall have a Vested Percentage of 100% in the amounts in his Accounts attributable to qualified nonelective contributions at all times, and such contributions shall be treated as Elective Contributions for purposes of determining whether they may be distributed under the Plan except as
otherwise provided in Section 8.14.
		3.6	Rollovers.  Effective February 21, 1992, the
Administrator may, in his sole discretion, authorize an Eligible
Employee to make a contribution under the Plan ("Rollover
Contribution") which qualifies as a rollover amount under section 402(a)(5), 403(a)(4) or 408(d)(3) of the Code. The Administrator
shall exercise such discretion in a manner that does not
discriminate in favor of Highly Compensated Employees.  All
Rollover Contributions shall be received and held in the Fund, and shall be credited to the Eligible Employee's Rollover Account as of such date as the Administrator shall specify.  At the time a Rollover Account is first established, the Eligible Employee shall designate (in a manner consistent with Section 5.3) how his Rollover Account is to be allocated among the Investment Funds, without regard to the manner in which his other Accounts (if any)
are invested; thereafter, reallocation of Account balances
(including the Rollover Account) may be made only in accordance with the provisions of Section 5.3.  An Eligible Employee who makes a Rollover Contribution shall be deemed a Member solely with respect to his Rollover Account until he otherwise becomes a
Member in accordance with Section 2.1.
		3.7	Maximum Limit on Allocation.  If the allocations
to a Member's Accounts otherwise required under this Plan for any
Year would cause the limitations of Article VI to be exceeded for that Year, contributions (and forfeitures in lieu thereof) under this Article III shall be reduced to the extent necessary in order to comply with the limitations of Article VI, with such reductions to be made first to Elective Contributions which do not relate to Matching Contributions (i.e., Elective
Contributions for any payroll period in excess of 6% of the
Member's Compensation for such payroll period), and then to the
Member's remaining Elective Contributions and Matching
Contributions relating thereto.
		3.8	Form of Payment.  Basic, Elective and Matching
Contributions shall be made in cash.
		3.9	Contributions May Not Exceed Amount Deductible.
In no event shall contributions under this Article III for any taxable year exceed the maximum amount (including amounts carried forward) deductible for that taxable year under section 404(a)(3)
of the Code.
		3.10	Contributions Conditioned on Deductibility and
Plan Qualification.  Notwithstanding any other provision of the
Plan, each contribution by an Employer under this Article III is conditioned on the deductibility of such contribution under section 404 of the Code for the taxable year for which
contributed, and on the initial qualification of the Plan under section 401(a) of the Code.
		3.11	Expenses.  Except to the extent paid by an
Employer, the expenses of the administration of the Plan shall be deemed to be expenses of the Fund and shall be paid therefrom.
		3.12	No Employee Contributions.  Members shall not be
eligible to make contributions under the Plan.  (Basic, Elective and Matching Contributions, and qualified nonelective contribu-
tions made pursuant to Section 3.5.6, are to be treated solely as contributions made by the contributing Employer, and are not to be treated for any purpose as contributions made by a Member.)
		3.13	Profits Not Required.  Each Employer shall,
notwithstanding any other provision of the Plan, make all contributions to the Plan without regard to current or accumulated earnings and profits. Notwithstanding the foregoing, the Plan shall be designated to qualify as a profit-sharing plan for purposes of sections 401(a), 402, 404, 412 and 417 of the Code.


	ARTICLE IV
	Vesting
		4.1	Elective Account and Prior Plan Account.  A
Member's interest in his Elective Account, Prior Plan Account and Rollover Account shall have a Vested Percentage of 100% and be nonforfeitable at all times.
		4.2	Matching Account.
			4.2.1	Vesting Schedule.  Upon a Member's
Termination of Employment for a reason other than death,
retirement at or after his Normal Retirement Date, or Disability, he shall be entitled to receive the Vested Percentage of the balance in his Matching Account, determined on the basis of the Member's Years of Service, as follows:
	Years of Service	Vested Percentage
	5 or more		100%
	less than 5		0%
A Member who had a vested or partially vested account under Part
III of the Arrow Electronics ESOP and Capital Accumulation Plan
on January 1, 1984 shall have a Vested Percentage of 100%,
without regard to his actual Years of Service.
			4.2.2	Earlier Vesting.  Notwithstanding any
other provision hereof, a Member's interest in his Matching
Account shall have a Vested Percentage of 100% and be
nonforfeitable:  (a) on the date of his Termination of Employment by reason of death or Disability; (b) upon his attainment of his
Normal Retirement Date (or any higher age) while employed by an Employer or an Affiliate; (c) when and if this Plan shall at any time be terminated for any reason; (d) upon the complete
discontinuance of contributions by all Employers hereunder; or
(e) upon partial termination of this Plan (within the meaning of section 411(d)(3) of the Code) if such Member is a Member
affected by such partial termination.
		4.3	Class Year Account.
			4.3.1	Establishment of Class Year Account.  A
Class Year Account shall be maintained on behalf of every Member
(a) who has one Hour of Service prior to January 1, 1989 and one
Hour of Service on or after January 1, 1989, provided that the
Hour of Service on or after January 1, 1989 is not preceded by five consecutive One-Year Breaks in Service and (b) whose Vested Percentage in the Matching Contributions that have been or may in the future be allocated to him is greater in 1989 or any
subsequent Year if calculated according to the Class Year vesting schedule set out in this Section 4.3 than if calculated according to the vesting schedule set out in Section 4.2.  The Class Year
Account shall be credited with (x) any balance as of December 31,
1988 in a Subaccount of the Member's matching account under the
Arrow Electronics Capital Accumulation Plan for which vesting is more favorable in 1989 or any subsequent year under the Class
Year vesting schedule than under the vesting schedule set out in
Section 4.2, (y) future Matching Contributions allocated to the
Member pursuant to Section 3.2 so long as the Member has a Class
Year Account, and (z) applicable Investment Adjustments.  A
Member's Class Year Account shall be made up of Subaccounts, one for each Year for which Matching Contributions are carried in the
Class Year Account. Each Subaccount shall be terminated, and its balance included in the Member's regular Matching Account, when it is no longer possible for the Member's Vested Percentage in the balance in such Subaccount to be greater, in any Year, under the Class Year Account vesting schedule than under the vesting schedule set out in Section 4.2. No further Subaccounts shall be created when it is no longer possible for the Member's Vested Percentage in the balance in any such Subaccount to be greater, in any Year, under the Class Year vesting schedule than under the vesting schedule set out in Section 4.2.
			4.3.2	Class Year Vesting.  This Section 4.3.2
shall apply to a Member for whom a Class Year Account is
maintained pursuant to Section 4.3.1.  On the fifth anniversary of the last day of the Year for which a given Matching
Contribution is made, a Member who is then employed by the
Employer or an Affiliate will have a Vested Percentage of 100%
with respect to such Matching Contribution (and Investment Adjustments). Prior thereto, the Vested Percentage of each
Subaccount depends on (a) the Member's total Years of Membership and (b) the number of such Years since the Year for which the contribution was made. A Member with fewer than five full Years of Membership will have a Vested Percentage determined according to the following Schedule A:
	Schedule A
	Full Years of Member-
	ship Beginning After
	Year for which Contri-
	bution was Made       	Vested Percentage

	Less than 2		 0%
	          2		10%
	          3		30%
	          4		60%
		A Member with five or more Years of Membership will have a Vested Percentage determined according to the following
Schedule B:
	Schedule B
	Full Years of Member-
	ship Beginning After
	Year for which Contri-
	bution was Made       	Vested Percentage

	Less than 1		 0%
	          1		20%
	          2		40%
	          3		60%
	          4		80%
		4.4	Forfeitures.  The non-vested portion of a
terminated Member's Matching Account (including his Class Year Account, if any) shall be forfeited on the last day of the Year coincident with or next following the date of his Termination of Employment, unless he is reemployed prior to the last day of such Year. If he has been so reemployed, no portion of his Matching Account shall be forfeited on such day. All forfeitures shall be applied to reduce Employer contributions.
		4.5	Reemployment.  If a Member is reemployed by an
Employer or Affiliate following a forfeiture as described in
Section 4.4, the forfeited balance in his Accounts shall be
restored unless such forfeited balance has been irrevocably
forfeited pursuant to Section 4.6.  In the event of such
restoration:
			4.5.1	If no portion of his Accounts has been
distributed to him, he shall resume his place on the vesting schedules set forth in Sections 4.2 and 4.3.


			4.5.2	If the Member has received a distribu-
tion of the vested portion of any Account, the Vested Percentage of the restored portion of such Account (or the portion retained if the Member is reemployed after distribution and before
forfeiture) shall be expressed by the formula:
	P(A + D) - D
where P is the Member's Vested Percentage in such Account
determined according to the provisions of Section 4.2 or 4.3 without regard to this sentence; A is the amount of the restored
(or retained) balance; and D is the amount of the distribution previously made to him.
			4.5.3	The restoration of a portion of any
Account shall be made from forfeitures occurring at the end of the Year that such forfeiture occurs, and, if necessary, by a special Employer contribution made for that purpose.
			4.5.4	Notwithstanding anything else in this
Section 4.5.4, the non-vested balance of any Account that has been irrevocably forfeited pursuant to Section 4.6 shall not be restored.
		4.6	Irrevocable Forfeitures.  The unvested portion of
a Member's Matching Account shall be irrevocably forfeited if he incurs five consecutive One-Year Breaks in Service.


	ARTICLE V
	Accounts and Designation of Investment Funds
		5.1	Investment of Account Balances.  The
Administrator shall direct the Trustee to divide the Fund into three or more Investment Funds, which shall have such investment objectives and characteristics as the Administrator shall determine and in which a Member's Account shall be invested according to the Member's instructions pursuant to Sections 5.2 through 5.4. Notwithstanding its stated primary investment objectives, any Investment Fund may make or retain investments of such nature, or such cash balances, as may be necessary or appropriate in order to effect distributions or to meet other administrative requirements of the Plan.
		5.2	Designation of Investment Funds for Future
Contributions.  A Member may designate the percentage of his share of future contributions which is to be allocated to each Investment Fund. The Administrator shall from time to time determine the minimum percentage, and the multiples thereof, that may be invested in any Investment Fund. Such designation shall be given on the Appropriate Form at such time as the
Administrator shall prescribe, and the Member shall have the opportunity to obtain written confirmation of each such designation. In the event that a Member fails to make such a designation, all contributions for such Member shall be invested in the Investment Fund having the greatest expected stability of principal. Any designation under this Section 5.2 shall be effective as of the first date for which it can be given effect under the procedures established by the Administrator, and continue in effect until changed by the filing of a new
designation under this Section 5.2. The Administrator may set a limit on the number of such changes that may be made by a Member in any 12-month period.
		5.3	Designation of Investment Funds for Existing
Account Balances. A Member may, by giving notice to the Administrator on the Appropriate Form during such period as the Administrator shall prescribe, designate the percentage of the then existing balance of his Accounts which shall be invested in each Investment Fund. The Administrator shall from time to time determine the minimum percentage, and the multiples thereof, that may be invested in any Investment Fund, and may set a limit on the number of such designations that a Member may make in any 12-month period. Any designation under this Section 5.3 shall be effective as of the first date for which it can be given effect under the procedures established by the Administrator. A Member shall have the opportunity to obtain written confirmation of each such designation. Following a Member's death and pending distribution in respect of his Accounts, his Beneficiary may exercise the rights provided under this Section 5.3 with respect to the portion of the Accounts from which such Beneficiary will receive a distribution.


		5.4	Valuation of Investment Funds.  As of each
Valuation Date, the Administrator shall determine the net fair market value of the assets of each Investment Fund, and based on such valuation shall proportionately adjust each of a Member's
Accounts to reflect its allocable Investment Adjustment;
provided, however, that no Account shall share in such allocation after the Valuation Date established for distribution thereof. A Member's interest in each Investment Fund shall be reduced by the amount of distributions or withdrawals therefrom (including transfers to any other Investment Fund) and by any charges
thereto as of such preceding Valuation Date pursuant to Section
7.4 (relating to loans and withdrawals) and shall be increased by the amount of any transfers thereto from any other Investment
Fund, in such manner as the Administrator may deem appropriate.
		5.5	Correction of Error.  The Administrator may
adjust the Accounts of any or all Members or Beneficiaries in
order to correct errors or rectify omissions, including, without limitation, any allocation to a Member's Elective Account made in excess of the Elective Deferral Limit, in such manner as he believes will best result in the equitable and nondiscriminatory administration of the Plan.
		5.6	Allocation Shall Not Vest Title.  The fact that
allocation is made and amounts credited to a Member's Account shall not vest in such Member any right, title or interest in and to any assets except at the time or times and upon the terms and conditions expressly set forth in this Plan, nor shall the
Trustee be required to segregate physically the assets of the
Fund by reason thereof.
		5.7	Statement of Accounts.  The Administrator shall
distribute to each Member a statement showing his interest in the Fund at least once during each twelve-month period.


 	ARTICLE VI
	Limitation on Maximum Contributions
	   and Benefits Under all Plans
		6.1	Definitions.
			6.1.1	Annual Addition.  For purposes of this
Article VI, "Annual Addition" means the sum for any Year of (a)
employer contributions to a plan (or portion thereof) subject to section 415(c) of the Code maintained by an Employer or an
Affiliate, (b) forfeitures under all such plans (or portions thereof), if any, credited to employee accounts, (c) employee contributions under all such plans (or portions thereof), and
(d) amounts described in section 419A(d)(2) of the Code (relating to post-retirement medical benefits of key employees) or
allocated to a pension plan individual medical account described in section 415(l) of the Code to the extent includible for
purposes of section 415(c)(2) of the Code.  The employee
contributions described in clause (c) shall be determined without regard to (i) any rollover contributions, (ii) any repayments of loans, or (iii) any prior distributions repaid upon the exercise of buy-back rights.  Employer and employee contributions taken into account as Annual Additions shall include "excess
contributions" as defined in section 401(k)(8)(B) of the Code,
"excess aggregate contributions" as defined in section
401(m)(6)(B) of the Code, and "excess deferrals" as described in section 402(g) of the Code (to the extent such excess deferrals are not distributed to the employee before the April 15 following the taxable year of the employee in which such deferrals were made), regardless of whether such amounts are distributed or forfeited.  The Annual Additions for any Year beginning before
January 1, 1987 shall be determined under the Plan as then in effect and shall not be recomputed to treat all employee
contributions as Annual Additions.
			6.1.2	Earnings.  For purposes of this Article
VI, "Earnings" for any Year means gross cash compensation
actually paid or made available by all Employers and Affiliates, for such Year, determined after giving effect to any Elective Contributions under this Plan (or similar contributions under any other cash or deferred arrangement within the meaning of section
401(k) of the Code) or to any salary reduction arrangement under any cafeteria plan (within the meaning of section 125 of the
Code).  Effective January 1, 1989, Earnings taken into account under the Plan for any Year shall not exceed two hundred thousand dollars ($200,000), as adjusted from time to time in accordance with section 401(a)(17) of the Code.
		6.2	Limitation on Annual Additions.  Subject to
Section 6.6, the aggregate Annual Additions to this Plan and all other defined contribution plans (including all plans or portions thereof subject to section 415(c) of the Code) maintained by all Employers and Affiliates for any Year shall not exceed the lesser of (a) $30,000 (or, if greater, 25 percent of the amount in
effect under section 415(b)(1)(A) of the Code pursuant to
applicable regulations), or (b) 25 percent of the Member's
Earnings for such year.
		6.3	Coverage by Defined Benefit Plan.  If a Member
has at any time been covered by a defined benefit plan maintained by an Employer or an Affiliate, the limitations set forth in this
Article VI shall be further reduced if and to the extent
necessary to comply with section 415(e) of the Code.
		6.4	Application.  If the allocations to a Member's
Accounts otherwise required under this Plan for any Year would cause the limitations of this Article VI to be exceeded for that
Year, contributions otherwise required with respect to such
Member under Article III shall be reduced to the extent necessary to comply with those limitations, as provided in Section 3.7.  If such reduction is not effected in time to prevent such alloca-
tions for any Limitation Year (as defined in Section 6.5) from exceeding such limitations, such excess shall be used to reduce contributions for such Member in the next Limitation Year and each succeeding Limitation Year if necessary; provided, that if the Member is not covered by the Plan at the end of the current Limitation Year, the portion exceeding the limitation of this
Article VI shall be held unallocated in a suspense account for such Limitation Year and shall be allocated and reallocated to the Accounts of all Members in the next Limitation Year before any other Annual Additions are allocated to the accounts of such
Members.  The suspense account will reduce future contributions for all remaining Members in the next Limitation Year, and each succeeding Limitation Year if necessary. If a suspense account is in existence at any time during the Limitation Year pursuant to this Section 6.4, it will participate in the allocation of the
Fund's investment gains and losses.  In the event of a
termination of the Plan, unallocated amounts held in such
suspense account shall be allocated to the extent possible under this Article VI for the Limitation Year of termination.  Any amount remaining in such suspense account upon termination of the
Plan shall then be returned to the Employer, notwithstanding any other provision of the Plan or Trust Agreement.  Reductions in benefits under this Article VI arising by reason of a Member's participation in multiple plans shall be effected as follows:
(a) benefits and Annual Additions under continuing plans shall be reduced before benefits under any terminated plan, and
(b) benefits and Annual Additions under continuing plans shall be reduced in the reverse order in which benefits or Annual
Additions would otherwise accrue, except as any such plan may otherwise expressly provide.
		6.5	Limitation Year.  All determinations under this
Article VI shall be made by reference to the Year.
		6.6	Correlation with Higher ESOP Limit.  For any Year
in which some part of the Annual Addition for an employee is attributable to ESOP Contributions, the limitations of Section
6.2 shall be applied taking into account the special rule in section 415(c)(6) of the Code.




	ARTICLE VII
	Distributions, Withdrawals and Loans
		7.1	Distribution on Termination of Employment.  When
a Member's employment terminates for any reason, the Vested
Percentage of the balance of his Accounts, as adjusted as of the Valuation Date coincident with or next following the date his
Termination of Employment is reported to the Administrator, shall be distributed to him or, if distribution is being made by reason of death (or after his death following Termination of Employ-
ment), to his Beneficiary.  Such distribution shall be made in accordance with the provisions of Article VIII. Any portion of a Member's Accounts not so distributable shall be treated as provided in Section 4.4.
		7.2	Withdrawals during Employment.
			7.2.1	Rollover Account.  Subject to Section
7.11, a Member may elect, no more frequently than once in any twelve-month period nor more than twice in any sixty-month period, to withdraw from the Plan an amount in cash equal to one-
half (1/2) of his Rollover Account.
			7.2.2	Basic Account and Matching Account.
Subject to Section 7.11, if a Member's Basic and Matching
Accounts have a Vested Percentage of 100%, he may elect, no more frequently than once in any twelve-month period nor more than twice in a sixty-month period, to withdraw from the Plan an
amount in cash equal to one-half (1/2) of the balance of such
Accounts.
			7.2.3	Elective Account.  Except as otherwise
specified herein, this Section 7.2.3 shall be effective December
31, 1988.  Before attaining age 59-1/2, a Member who is employed by an Employer or Affiliate may, subject to Section 7.11,
withdraw so much of his Elective Account as the Administrator shall in a uniform and nondiscriminatory manner determine to be necessary (based on such representations or other information as the Administrator may request in his discretion) to meet any condition of hardship affecting such Member, provided that the
Member has already received all other amounts available to him as a loan, or a distribution other than on account of "hardship" as herein defined, under this Plan and all other plans maintained by any Employer or Affiliate.  For this purpose, the term "hardship"
shall mean any one or more of the following needs:
			(a)  Expenses for medical care described in
section 213(d) of the Code previously incurred by a Member
or a Member's spouse or dependent (as defined in section 152 of the Code) or expenses necessary in order for such persons to obtain such care, provided that such expenses have not
been and will not in the future be covered by insurance;
			(b)  Payment of tuition, room and board and
related educational fees (but not to include books) for the
next 12 months of post-secondary education of a Member or a
Member's spouse, child or dependent (as defined in section
152 of the Code);
			(c)  Costs (other than mortgage payments)
directly related to the purchase of the principal residence
of a Member; or
			(d)  An immediate and heavy financial need
resulting in an emergency condition in the financial affairs of a Member.
Effective January 1, 1989, any withdrawals under this Section
7.2.3 shall be limited to the total amount of Elective
Contributions made, and investment earnings allocable thereto as of December 31, 1988, which have not previously been withdrawn, and shall exclude any amounts attributable to "qualified
nonelective contributions" as defined in Section 3.5.5.  The amount withdrawn under this Section 7.2.3 shall not exceed the amount necessary to meet the hardship plus the amount necessary to pay any federal, state or local income taxes or penalties that the Participant reasonably anticipates will result from the
withdrawal.
			7.2.4	Elective Account After Age 59-1/2.
After attaining age 59-1/2, a Member may elect, no more
frequently than once in any twelve-month period nor more than twice in any sixty-month period, to withdraw from the Plan all or any portion of his Elective Account.
			7.2.5	Withdrawal Request.  A withdrawal
request shall be made by filing the Appropriate Form with the Administrator. Effective December 31, 1988, the Appropriate Form
in the case of a withdrawal under Section 7.2.3 shall include an agreement by the Member to the suspension of contributions described in Section 3.1.4.2, and to a similar suspension of
"elective deferrals" (as defined in section 402(g)(3) of the
Code) and of employee contributions under this Plan and all other qualified and nonqualified plans of deferred compensation
(excluding mandatory employee contributions under any defined benefit plan), or stock option, stock purchase, or similar plans, of any Employer or Affiliate until the first anniversary of the date of such withdrawal.  Each such other plan shall be deemed amended by reason of this provision and the Member's execution of the Appropriate Form to the extent necessary to give full effect to such agreement.  The Appropriate Form in the case of a
withdrawal under Section 7.2.2 or 7.2.4 shall include an
agreement by the Member to the suspension of contributions
described in Section 3.1.4.1.
		7.3	Loans during Employment.  Upon the application of
a Member who has been a Member for at least one full Year, who is a "party in interest" with respect to the Plan (within the
meaning of section 3(14) of ERISA), and who has not applied for a loan during the preceding six months, the Administrator or his delegate (in either case, the "Loan Administrator") shall
instruct the Trustee to make a loan to such Member from his
Accounts provided that such loan meets the requirements of
Section 7.4. Notwithstanding the preceding sentence, an Eligible Employee may apply for a loan from his Rollover Account without regard to whether he has become a Member in accordance with
Section 2.1 or to the period, if any, for which he has been a
Member.  The loan request, which shall specify the use to be made of the loan proceeds, shall be made on the Appropriate Form and submitted to the Loan Administrator, together with such
application fee as may be required under procedures adopted by the Loan Administrator.  The Loan Administrator shall notify such
Member in writing within a reasonable time of the approval or denial of such loan request, and such notification shall be
final.  If a Member obtains a loan under this Section 7.3, his status as a Member in the Plan and his rights with respect to his
Plan benefits shall not be affected, except to the extent that the Member has assigned his interest in his Accounts pursuant to the various applicable provisions of Section 7.4, and except as provided in Section 7.11.  All loans shall be granted according to rules applicable to all Members on a uniform and
nondiscriminatory basis.  The Administrator may suspend
authorization for future loans to Members, but no such suspension shall affect any loan then outstanding under this Section 7.3.
		7.4.	Loan Requirements.  A loan pursuant to Section
7.3 shall not be made to a Member unless such loan meets all of the following requirements:
			7.4.1. Amount. Such loan must be in an amount of not less than one thousand dollars ($1,000), and shall not exceed the lowest of (a) fifty thousand dollars ($50,000),
(b) one-half of the Vested Percentage of the Member's Account balances, or (c) such lesser amount as may be determined by the Loan Administrator in the event that the Member's Accounts are invested (in whole or in part) in an Investment Fund that prohibits the liquidation of investments to fund Member loans.
The limitation under clause (a) or (b) above shall be reduced by the outstanding balance (if any) of all other loans to the Member from (i) this Plan, (ii) the Arrow Electronics ESOP and Capital Accumulation Plan or the Arrow Electronics ESOP, as in effect prior to January 1, 1989, (iii) all other "qualified employer plans" (as described in section 72(p)(4) of the Code) which are maintained by the Company or any related employer referred to in section 72(p)(2)(D) of the Code, and (iv) any contract purchased under this Plan or a plan described in the preceding clause (iii) (including any assignment or pledge with respect to such a contract). The fifty thousand dollars ($50,000) in clause (a) above shall be further reduced by the excess, if any, of the highest outstanding loan balance of all loans described in the preceding sentence during the twelve (12) month period preceding the loan, over the outstanding loan balance of all loans described in the preceding sentence. If any outstanding balance of a loan (other than a loan made under Section 7.3) is required to be taken into account under clause (a) or (b) above, the value of the Member's interest under the plan from which such loan was made shall also be taken into account under clause (b) above.


			7.4.2  Adequate Security.  Such loan must be
adequately secured. Effective October 18, 1989, no more than one-half of the value of the Member's fully vested Accounts, including his Loan Account, may be assigned as collateral security. If the Loan Administrator subsequently determines that the loan is no longer adequately secured, additional security may be required.


			7.4.3 Interest. Such loan must bear interest, payable at quarterly intervals (or more frequent intervals, if the Loan Administrator shall so require), at a rate commensurate with the interest rates charged by persons in the business of lending money for loans which would be made under similar
circumstances.  The Loan Administrator shall at regular intervals
(but not less frequently than quarterly) determine such rate on the basis of a review of pertinent information.
			7.4.4	Repayment Term.  Such loan must provide
for substantially level amortization (within the meaning of
section 72(p)(2)(C) of the Code) with payments made at least quarterly for a period to end no later than the earlier of:
				(a)  The expiration of a fixed term not
to exceed four and one-half (4-1/2) years, except for a loan used to acquire any dwelling unit which within a reasonable time
(determined at the time the loan is made) is to be used as the principal residence of the Member; or
				(b)  The date on which distribution of
the Member's Accounts is made or otherwise commences following the Member's Termination of Employment.
Notwithstanding the foregoing, a Member shall have the right to prepay any or all of the principal amount of such loan without penalty.
			7.4.5	Promissory Note.  Such loan must be
evidenced by a promissory note executed by the Member and
containing such terms and provisions as the Loan Administrator shall in his sole discretion determine.
			7.4.6	Written Agreement.  Such loan must be
made pursuant to a loan agreement executed by the Member and the
Trustee on a form containing such terms and provisions as the
Loan Administrator shall in his sole discretion determine, to which the Member's spouse (if any) at the time of the making of the loan must consent in a notarized writing executed within the
90-day period before the making of the loan.
		7.5	Loan Expenses.  The Loan Administrator may
determine to charge any fees, taxes, charges or other expenses (including, without limitation, any asset liquidation charge or similar extraordinary expense) incurred in connection with a loan to the Accounts of the Member obtaining such loan.  Such charges shall be imposed on a uniform and nondiscriminatory basis.
		7.6	Funding.
			7.6.1	Funding of Loans.  A Member's loan shall
be funded solely by reduction of the Member's Account balances as of the effective date of the loan. Unless the Member specifies a different order, such reduction shall apply to the Member's
Accounts in the following order:  (1) Rollover Account;
(2) Matching Account; (3) Basic Account; and (4) Elective
Account. The promissory note executed pursuant to Section 7.4.5 shall be held by the Trustee in a Loan Fund and allocated solely to the Accounts of the Member who receives the loan. For all purposes hereunder, the value of such promissory note at any date shall be considered to be the unpaid principal amount of the note plus accrued interest. Interest attributable to such notes shall be held in the Loan Fund until reallocation pursuant to Section
7.7.


			7.6.2	Loan Account.  A Loan Account shall be
maintained for each Member who has been granted a loan pursuant to Section 7.3, in which shall be entered the amount of such
Member's loan.  Such Loan Account shall remain in effect until such Member's loan has been repaid and the amount in the Loan
Fund attributable to his Loan Account transferred to another
Investment Fund.
		7.7	Repayment.  The total amount of principal and
interest payments on a Member's loan shall be allocated to the
Member's Accounts in proportion to the share of the loan funded from each Account.  Unless the Member specifies a different
order, such payments shall be applied to restore the Accounts in the following order:  (1) Elective Account; (2) Basic Account;
(3) Matching Account; and (4) Rollover Account.  Payments of
principal and interest on a Member's loan shall be initially deposited in the Loan Fund for allocation to such Member's Loan
Account and shall be reallocated as of the first Valuation Date coincident with or next following such deposit to such other
Investment Funds as the Member shall have designated for future contributions pursuant to Section 5.2.
		7.8	Valuation.  The value of that portion of a
Member's Accounts to be withdrawn pursuant to Section 7.2 or that portion of a Member's Accounts to be borrowed pursuant to Section
7.3 shall be determined as of the Valuation Date immediately following the date on which the withdrawal or loan request is received by the Administrator or the Loan Administrator, as the
case may be (or, if the Administrator or Loan Administrator shall so direct, any later Valuation Date prior to the distribution of funds).
		7.9	Allocation among Investment Funds.  A Member may
direct on the Appropriate Form, at such time coincident with or following his loan or withdrawal request as the Administrator or
Loan Administrator, as the case may be, may allow, and subject to the Administrator's or Loan Administrator's consent, the
proportions in which any withdrawal pursuant to Section 7.2 or loan pursuant to Section 7.3 shall be allocated among the
Investment Funds; failing such direction or consent, the
allocation shall be made pro rata among the Investment Funds in which each Account that is reduced to fund the loan is invested.
		7.10	Disposition of Loan Upon Certain Events.  Subject
to the provision of Section 7.4.4 authorizing prepayment of a loan, in the event of the retirement, Termination of Employment, Disability, or death of a Member before the Member repays all outstanding loans, the Trustee shall reduce the value of the
Member's Loan Account by the amount of the Member's outstanding loan before making a cash distribution to the Member or his
Beneficiary.
		7.11	Withdrawals from Plan While Loan is Outstanding.
 The amount otherwise available for withdrawal from the Plan under Section 7.2 shall be reduced by the amount of any loan outstanding at the time a withdrawal request is made, and no withdrawal shall be permitted under Section 7.2 to the extent that such withdrawal would cause the aggregate of the loans
outstanding to exceed the limits expressed in Section 7.4.1.
		7.12	Compliance with Applicable Law.  The Loan
Administrator shall take such actions as he may deem appropriate in order to assure full compliance with all applicable laws and regulations relating to Member loans and the granting and repayment thereof.
		7.13	Default.  A loan made pursuant to Section 7.3
shall be in default if a scheduled payment of principal or
interest is not received by the Loan Administrator within thirty
(30) days following the scheduled payment date.  Upon such
default, the outstanding principal amount and accrued interest of the loan shall become immediately due and payable, and the Loan Administrator may execute upon the Plan's security interest in the Member's Accounts to satisfy the debt; provided, however, that the execution shall not occur until such time as the
Member's Account(s) against which execution is proposed could be distributed to the Member consistent with the requirements for qualification of the Plan under section 401(a) of the Code.
Furthermore, the Loan Administrator may take any other action he deems appropriate to obtain payment of the outstanding amount of principal and accrued interest, which may include accepting payments of principal and interest that were not made on schedule and permitting the loan to remain outstanding under its original payment schedule.  Any costs incurred by the Loan Administrator in collecting, or attempting to collect, amounts in default shall be charged against the Member's Accounts.  If the Loan
Administrator is unable to obtain payment of the outstanding principal and accrued interest (or, in his discretion, payment of only the overdue amount of such principal), the Loan
Administrator shall take such further action as he deems
appropriate to prevent loss to the Plan as a result of the
default.  Any discretion by the Loan Administrator in this regard shall be exercised in a uniform and nondiscriminatory manner.
		7.14	Conversion of Loan to Hardship Distribution.  If
a Member fails to make timely repayment of a loan, the Loan Administrator, upon application of the Member, shall recharacterize the loan as a hardship distribution, but only if the loan proceeds were used to meet a need set forth in Section
7.2.3 and provided that the suspension requirements referred to in Section 7.2.5 are satisfied.


	ARTICLE VIII
	Payment of Benefits
		8.1	Payment of Benefits.


			8.1.1	In General.  All amounts distributable
pursuant to Article VII with respect to a Member whose employment terminates for any reason shall be paid in cash in a single sum, as soon as administratively practicable (taking into account the Administrator's administrative procedures) after the Valuation
Date coincident with or next following the date on which his Termination of Employment is reported to the Administrator. Notwithstanding the foregoing, if the total amount distributable from the Member's Accounts exceeds $3,500 (or exceeded $3,500 at the time of any prior distribution), (a) such Member's benefits shall not be so distributed prior to his Normal Retirement Date without the Member's written consent, and (b) if such consent is not given within such time as the Administrator shall prescribe, such benefit shall instead be distributed after the Member's
Normal Retirement Date. If distribution is deferred until the Member's Normal Retirement Date, his Accounts shall be credited or charged with applicable Investment Adjustments through the Valuation Date preceding his Normal Retirement Date. If the nonforfeitable balance of a Member's Accounts is zero, the Member shall be deemed to have received a single-sum distribution of such nonforfeitable balance upon his Termination of Employment.
The nonvested portion of the Accounts of a Member who is deemed to have received a single-sum distribution of his nonforfeitable balance under this Section 8.1.1 shall be forfeited pursuant to
Section 4.4.


			8.1.2 Notice Period. If a distribution is one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Treas. Reg. section 1.411(a)-11(c) provided that:
 (a) the Administrator clearly informs the Member that the Member has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (b) the Member, after receiving the notice, affirmatively elects a distribution.


		8.2	Death Benefits.
			8.2.1	In General.  In the event of the death
of a Member prior to his Termination of Employment, the balances in his Accounts shall be distributed to his Beneficiary. If the Beneficiary is the Member's spouse, distribution shall be made within 90 days of the Member's death if reasonably practicable and otherwise as soon as practicable.  If the Member had attained his Normal Retirement Date prior to his death, distribution shall be made not later than 60 days following the close of the Year in which his death occurs.  Any amount credited to the deceased
Member's Basic Account as of the last day of the Year in which he dies shall be distributed to his Beneficiary as soon as
practicable.
			8.2.2	Installment Payments on Death.  If so
elected by the Member or his Beneficiary, payments following a
Member's death may be paid in substantially equal installments over a period of up to five years from the Member's death.  Any amount so distributable shall be held in the Member's Accounts, invested pursuant to the provisions of Section 5.4, and adjusted as provided in Section 5.5 until distribution is completed.
		8.3	Non-Alienation of Benefits.  Except as otherwise
required by a "qualified domestic relations order" (as defined in section 414(p) of the Code) or other applicable law, no benefit, interest, or payment under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, whether voluntary or involuntary, and no attempt to so anticipate, alienate, sell, transfer,
assign, pledge, encumber or charge the same shall be valid nor shall any such benefit, interest, or payment be in any way liable for or subject to the debts, contracts, liabilities, engagements or torts of the person entitled to such benefit, interest, or payment or be subject to attachment, garnishment, levy, execution or other legal or equitable process.
		8.4	Doubt as to Right to Payment.  In the event that
at any time any doubt exists as to the right of any person to any payment hereunder or the amount or time of such payment
(including, without limitation, any case of doubt as to identity, or any case in which any notice has been received from any other person claiming any interest in amounts payable hereunder, or any case in which a claim from other persons may exist by reason of community property or similar laws), the Administrator shall be entitled, in his discretion, to direct the Trustee to hold such sum as a segregated amount in trust until such right or amount or time is determined or until order of a court of competent
jurisdiction, or to pay such sum into court in accordance with appropriate rules of law in such case then provided, or to make payment only upon receipt of a bond or similar indemnification
(in such amount and in such form as is satisfactory to the
Administrator).
		8.5	Incapacity.  If any benefits hereunder are due to
a legally incompetent person, the Administrator may, in his sole discretion, direct that any distribution due such person be made
(a) directly to such person, or (b) to his duly appointed legal representative, and any distribution so made shall completely discharge the liabilities of the Plan therefor.
		8.6	Time of Commencement of Benefits.
			8.6.1	Subject to Sections 8.6.2 through 8.6.4,
payment to a Member under this Article VIII shall be made or commenced not later than the 60th day after the close of the Year in which occurs the later of his most recent Termination of
Employment or his Normal Retirement Date.
			8.6.2	Distribution of the benefits of a Member
who was a 5-percent owner (as described in Section 15.1.2(c)) for any part of any Year during or after which such Member attained age 66-1/2 shall be made in a single sum no later than the first day of April following the later of the calendar year in which such Member attained age 70-1/2 or became a 5-percent owner, even if he is still employed. Effective beginning with the 1989 calendar year (distributions with respect to which shall be made or begin no later than April 1, 1990), this provision shall apply to all Members who attain age 70-1/2 on or after January 1, 1988, regardless of their ownership interest. Distributions shall be made pursuant to this Article VIII as though the Member had retired.


			8.6.3	If a Member receives a single sum
distribution pursuant to Section 8.6.2, any contributions made to the Plan subsequently (and any forfeitures in lieu thereof)
allocable to the Member's Accounts shall be paid to the Member as soon as practicable after the end of the Year for which such contributions are made.
			8.6.4	Notwithstanding any provisions of this
Plan to the contrary, in the event that the amount of a payment required to commence on the date otherwise determined under this
Plan cannot be ascertained by such date, or if it is not possible to make such payment on such date because the Administrator has been unable to locate the Member (or, in the case of a deceased
Member, his Beneficiary) after making reasonable efforts to do so, a payment retroactive to such date may be made no later than
60 days after the earliest date on which the amount of such
payment can be ascertained under this Plan or the date on which the Member (or Beneficiary) is located, whichever is applicable.
		8.7	Payments to Minors.  If at any time a person
entitled to receive any payment hereunder is a minor, such
payment may, in the sole discretion of the Administrator, be made for the benefit of such minor to his parent, guardian or the person with whom he resides, or to the minor himself, and the release of any such parent, guardian, person or minor shall be a valid and complete discharge for such payment.
		8.8	Identity of Proper Payee.  The determination of
the Administrator as to the identity of the proper payee of any payment and the amount properly payable shall be conclusive, and payment in accordance with such determination shall constitute a complete discharge of all obligations on account thereof.
		8.9	Inability to Locate Distributee.  Notwithstanding
any other provision of the Plan, in the event that the
Administrator cannot locate any person to whom a payment is due under this Plan, the benefit in respect of which such payment is to be made shall be forfeited at such time as the Administrator shall determine in his sole discretion (but in all events prior to the time such benefit would otherwise escheat under any
applicable law); provided, that such benefit shall be reinstated
if such person subsequently makes a valid claim for such benefit prior to termination of the Plan.
		8.10	Estoppel of Members and Their Beneficiaries.  The
Employer, Administrator and Trustee may rely upon any certifi-cate, statement or other representation made to them by any employee, Member, spouse or other beneficiary with respect to age, length of service, leave of absence, date of Termination of Employment, marital status or other fact required to be deter-mined under any of the provisions of this Plan, and shall not be liable on account of the payment of any moneys or the doing of any act in reliance upon any such certificate, statement or other representation. Any such certificate, statement or other repre-sentation made by an employee or Member shall be conclusively binding upon such employee or Member and his spouse or other beneficiary, and such employee, Member, spouse or beneficiary shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other repre-sentation. Any such certificate, statement or other representa-tion made by a Member's spouse or other beneficiary shall be conclusively binding upon such spouse or beneficiary, and such spouse or beneficiary shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other representation.


		8.11	Qualified Domestic Relations Orders.
			8.11.1	Definition.  For purposes of this
Section 8.11, "Qualified Domestic Relations Order" means any judgment, decree or order (including approval of a property
settlement) made pursuant to a state domestic relations law
(including a community property law) which relates to the
provision of child support, alimony payments or marital property to a spouse, former spouse, child or other dependent of a Member and which creates or recognizes the existence of a right of (or assigns such a right to) such spouse, former spouse, child or other dependent (the "Alternate Payee") to receive all or a
portion of the benefits payable with respect to a Member under the Plan.  A Qualified Domestic Relations Order must clearly specify the amount or percentage of the Member's benefits to be paid to the Alternate Payee by the Plan (or the manner in which such amount or percentage is to be determined).  A Qualified
Domestic Relations Order (a) may not require the Plan (i) to provide any form or type of benefits or any option not otherwise provided under the Plan, (ii) to pay benefits to an Alternate
Payee under such order which are required to be paid to another
Alternate Payee under another such order previously filed with the Plan, or (iii) to provide increased benefits (determined on the basis of actuarial equivalents), but (b) may require payment of benefits to the Alternate Payee under the order (i) at any time after the date of the order, (ii) as if the Member had
retired on the date on which such payment is to begin under such order (taking into account only the benefits in which the Member is then vested) and (iii) in any form in which such benefits may be paid to the Member.
			8.11.2	Distributions.  The Administrator shall
recognize and honor any judgment, decree or order entered on or after January 1, 1985 under a state domestic relations law which the Administrator determines to be a Qualified Domestic Relations
Order in accordance with such reasonable procedures to determine such status as the Administrator shall establish.  Without
limitation of the foregoing, the Administrator shall notify a
Member and the person entitled to benefits under a judgment, decree or order which purports to be a Qualified Domestic
Relations Order of (a) the receipt thereof, (b) the Plan's
procedures for determining whether such judgment, decree or order is a Qualified Domestic Relations Order and (c) any determination made with respect to such status.  During any period during which the Administrator is determining whether any judgment, decree or order is a Qualified Domestic Relations Order, any amount which would have been payable to any person pursuant to such order shall be separately accounted for (and adjusted to reflect its appropriate share of the Investment Adjustment as of each
Valuation Date pursuant to Article V) pending payment to the proper recipient thereof.  Any such amount, as so adjusted, shall be paid to the person entitled to such payment under any such judgment, decree or order if the Administrator determines such judgment, decree or order to be a Qualified Domestic Relations
Order within 18 full calendar months commencing with the date on which the first payment would be required to be made under such judgment, decree or order.  If the Administrator is unable to make such a determination within such time period, payment under the Plan shall be as if such judgment, decree or order did not exist and any such determination made after such time period shall be applied prospectively only.  Distribution to an
Alternate Payee under a Qualified Domestic Relations Order shall be made on a pro rata basis from the Member's Accounts in such manner as the Administrator shall direct.
		8.12	Benefits Payable Only from Fund.  All benefits
payable under this Plan shall be paid or provided solely from the
Fund, and neither any Employer nor its shareholders, directors, employees or the Administrator shall have any liability or
responsibility therefor. Except as otherwise provided by law, no Employer assumes any obligations under this Plan except those specifically stated in the Plan.
		8.13	Distribution in Stock.  Notwithstanding any other
provision of this Plan, a Member who has a Prior Plan Account or his Beneficiary may request in writing, in such manner and within such time as the Administrator may prescribe, that any distribu-
tion to which such Member or his Beneficiary is entitled under this Plan be made in that number of whole shares of Common Stock which can be purchased with the amount otherwise then distribut-
able in cash (plus cash in lieu of any fractional share remain-
ing).  If such election to receive Common Stock is made,
distribution to such Member or his Beneficiary may be delayed in order for the Fund to acquire the requisite Common Stock, but all provisions of this Article VIII shall otherwise apply to such distribution.
		8.14	Restrictions on Distribution.  Notwithstanding
any other provision of the Plan, a Member's Elective Account shall not be distributable prior to his separation from service, disability, death, or attainment of age 59-1/2, except (a) in cases of hardship to the extent provided in Section 7.2.3,
(b) upon termination of the Plan without establishment or maintenance of another defined contribution plan (other than an employee stock ownership plan as defined in section 4975(e)(7) or 409 of the Code, or a simplified employee pension as defined in section 408(k) of the Code), (c) prior to termination of the Plan, as authorized under section 401(k)(2)(B)(i)(II) of the Code
(i) upon disposition by an Employer, to an unrelated entity, of substantially all of the assets used by such corporation in a trade or business if such Employer continues to maintain this Plan and the acquiring entity does not maintain this Plan, in the case of a Member who continues employment with the corporation acquiring such assets, or (ii) upon disposition by an Employer, to an unrelated entity, of such corporation's interest in a subsidiary if such Employer continues to maintain this Plan and the acquiring entity does not maintain this Plan, with respect to a Member who continues employment with such a subsidiary. No distribution shall be made pursuant to clause (c) of the preceding sentence unless the distribution qualifies as a "lump sum distribution" within the meaning of section 401(k)(10)(B) of the Code.


		8.15	Direct Rollover of Eligible Rollover Distri-
butions. This Section applies to distributions from the Plan made on or after January 1, 1993. Notwithstanding any provisions of this Plan that would otherwise limit a Distributee's election under this Section 8.15, a Distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an Eligible Rollover Distribution paid in a Direct
Rollover directly to an Eligible Retirement Plan specified by the Distributee.
			8.15.1  Definitions.  For purposes of this
Section 8.15, the following terms shall have the meanings specified below.
				8.15.1.1  Eligible Rollover
Distribution. Any distribution of all or any portion of the balance to the credit of a Distributee under the Plan, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequent than annual) made for the life (or life expectancy) of the Distributee or the joint lives
(or life expectancies) of the Distributee and the Distributee's Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; the portion of any distribution that is not includible in gross income; and any deemed distribution occurring upon the Member's Termination of Employment under which the Member's account balance is offset by the amount of an outstanding Plan loan.
				8.15.1.2  Eligible Retirement Plan.  An
individual retirement account described in section 408(a) of the Code, an individual retirement annuity described in section
408(b) of the Code, an annuity plan described in section 403(a) of the Code, or another employer's qualified trust described in section 401(a) of the Code, that accepts a Distributee's Eligible Rollover Distribution. However, in the case of an Eligible
Rollover Distribution to the surviving Spouse, an Eligible
Retirement Plan is only an individual retirement account or individual retirement annuity.
				8.15.1.3  Distributee.  A Member, a
Member's surviving Spouse or a Member's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations
Order (as defined in section 414(p) of the Code and Section
8.11.1).
				8.15.1.4  Direct Rollover.  A payment
by the Plan to an Eligible Retirement Plan specified by a Distributee, in the manner prescribed by the Administrator.


			8.15.2  Limitation.  No more than one Direct
Rollover may be elected by a Distributee for each Eligible
Rollover Distribution.
			8.15.3  Default Procedure.  If, upon
Termination of Employment, the value of a Member's Accounts does not exceed $3,500 (and did not exceed $3,500 at the time of any prior distribution under the Plan), and such Member does not make a timely election under this Section 8.15 to make a Direct
Rollover, the Member's Accounts shall be distributed to the Member in accordance with Section 8.1.


	ARTICLE IX

	Beneficiary Designation
		9.1	Designation of Beneficiary.  Subject to the
further provisions of this Article IX, each Member may designate, at such time and in such manner as the Administrator shall
prescribe, a Beneficiary or Beneficiaries (who may be any one or
more members of his family or any other persons, executor, administrator, any trust, foundation or other entity) to receive any benefits distributable hereunder to his Beneficiary after the death of the Member as provided herein. Such designation of a Beneficiary or Beneficiaries shall not be effective for any purpose unless and until it has been filed by the Member with the Administrator, provided, however, that a designation mailed by the Member to the Administrator prior to death and received after his death shall take effect upon such receipt, but prospectively only and without prejudice to any payor or payee on account of any payments made before receipt by the Administrator.
		9.2	Spouse as Presumptive Beneficiary.  Notwith-
standing Section 9.1, a Member's sole Beneficiary shall be his surviving spouse, if the Member has a surviving spouse, unless the Member has designated another Beneficiary with the written consent of such spouse (in which consent such Beneficiary is specified by name or class, and the effect of such designation is acknowledged) witnessed by a notary public or Plan representa-
tive.  Any such consent shall be irrevocable.  The Administrator may, in his sole discretion, waive the requirement of spousal consent if the Member is legally separated or if the Adminis-
trator is satisfied that the spouse cannot be located, or if the
Member can show by court order that he has been abandoned by the spouse within the meaning of local law, or if otherwise permitted under applicable regulations.
		9.3	Change of Beneficiary.  A Member may, from time
to time in such manner as the Administrator shall prescribe, change his designated Beneficiary or Beneficiaries, but any such designation which has the effect of naming a person other than the surviving spouse as sole Beneficiary is subject to the
spousal consent requirement of Section 9.2.
		9.4	Failure to Designate.  If a Member has failed
effectively to designate a Beneficiary to receive the Member's death benefits, or a Beneficiary previously designated has
predeceased the Member and no alternative designation has become effective, such benefits shall be distributed to the Member's surviving spouse, if any, or if no spouse survives the Member, to the Member's estate.
		9.5	Proof of Death, etc.  Before making distribution
to a Beneficiary, the Administrator may require such proof of death and such evidence of the right of any person to receive all or part of the death benefit of a deceased Member as the
Administrator may deem desirable.  The Administrator's
determination of the fact of death of a Member and of the right of any person to receive distributions as a result thereof shall be conclusive upon such person or persons having or claiming any right in the Fund on account of such Member.
		9.6	Discharge of Liability.  If distribution in
respect of a Member's Accounts is made to a person reasonably believed by the Administrator or his delegate (taking into account any document purporting to be a valid consent of the Member's spouse, or any representation by the Member that he is not married) to properly qualify as the Member's Beneficiary under the foregoing provisions of this Article IX, the Plan shall have no further liability with respect to such Accounts (or the portion thereof so distributed).


	ARTICLE X
	Administration of the Plan
		10.1	Fiduciary.  The named fiduciary under the Plan
shall be the Administrator, who shall have authority to control and manage the operation and administration of the Plan, except that he shall have no authority or responsibility with respect to those matters which under any applicable trust agreement,
insurance policy or similar contract are the responsibility, or subject to the authority, of the Trustee, any insurance company or similar organization.  The named fiduciary under the Plan shall have the right, by written instrument executed by him, to designate persons other than the named fiduciary to carry out fiduciary responsibilities under the Plan.
		10.2	The Administrator.  The Board of Directors shall
appoint an Administrator to administer the Plan, without regard to whether or not he is an officer or employee of an Employer or a Member of the Plan, or whether or not he is serving as a
Trustee of this Plan, and he shall serve at the pleasure of the
Board of Directors.  The Administrator may resign by delivering his written resignation to the Board of Directors.  Any vacancy in the position of Administrator, arising for any reason
whatsoever, shall be filled by the Board of Directors.
			If the Administrator is also a Member of this Plan, he shall not vote or act upon any matter relating solely to himself.
			In the event no Administrator is then serving, or if the Administrator is incapable of taking action with respect to any matter (because the matter relates solely to himself, or for any other reason), the Board of Directors shall administer the Plan.
			The Administrator shall administer the Plan and shall have all powers and discretion necessary or helpful for carrying out his responsibilities, including, without limitation, the power and complete discretion to:  make such rules as he may deem necessary; with the approval of the Board of Directors, to employ such persons as he shall deem necessary or desirable to assist in the administration of the Plan; to determine any
question arising in the administration, interpretation and
application of the Plan; and to correct defects, supply omissions and reconcile inconsistencies to the extent necessary to
effectuate the Plan.  The determinations of the Administrator shall be conclusive and binding on all persons.  All
distributions of the assets of the Fund shall be made by the
Trustee at the written direction of the Administrator.  All
expenses of the Administrator shall be paid by the Company, and such expenses shall include any expenses authorized by the Board of Directors as necessary or desirable in the administration of the Plan.
		10.3	Advisers.  Any named fiduciary under the Plan,
and any fiduciary designated by a named fiduciary to whom such power is granted by a named fiduciary under the Plan, may employ one or more persons to render advice with regard to any
responsibility such fiduciary has under the Plan, including, without limitation, an investment manager or managers, as defined in ERISA, to manage (including the power to acquire, invest and dispose of) any assets of the Plan.
		10.4	Service in Multiple Capacities.  Any person or
group of persons may serve in more than one fiduciary capacity with respect to the Plan.
		10.5	Limitation of Liability; Indemnity.
			10.5.1	Except as otherwise provided by law, if
any duty or responsibility of a named fiduciary has been
allocated or delegated to any other person in accordance with any provision of this Plan, then such named fiduciary shall not be liable for any act or omission of such person in carrying out such duty or responsibility.
			10.5.2	Except as otherwise provided by law, no
employee, director or officer of any Employer who is a fiduciary under the Plan or the trust thereunder, or otherwise has
responsibility with respect to administration of the Plan or trust, shall incur any liability whatsoever on account of any matter connected with or related to the Plan or trust or the administration thereof, unless such person shall have acted in bad faith or been guilty of willful misconduct or gross
negligence in respect of his duties, actions or omissions in respect of the Plan or trust.
			10.5.3	The Company shall indemnify and save
harmless the Administrator and each employee, director or officer of any Employer serving as a trustee or other fiduciary from and against any and all loss, liability, claim, damage, cost and expense which may arise by reason of, or be based upon, any
matter connected with or related to the Plan or trust or the administration thereof (including, but not limited to, any and all expenses whatsoever reasonably incurred in investigating, preparing or defending against any litigation, commenced or
threatened, or in settlement of any such claim whatsoever),
unless such person shall have acted in bad faith or been guilty of willful misconduct or gross negligence in respect of his
duties, actions or omissions in respect of the Plan or trust.
		10.6	Reliance on Information.  The Administrator and
any Employer and its officers, directors and employees shall be entitled to rely upon all tables, valuations, certificates,
opinions and reports furnished by any accountant, trustee,
insurance company, counsel or other expert who shall be engaged by an Employer or the Administrator, and the Administrator and
any Employer and its officers, directors and employees shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon, and all action so taken or suffered shall be conclusive upon all persons affected
thereby.
		10.7	Funding Policy.  The Administrator shall
establish and carry out, or cause to be established and carried out by those persons (including, without limitation, any trustee)
to whom responsibility or authority therefor has been allocated or delegated in accordance with the Plan or the Trust Agreement, a funding policy and method consistent with the objectives of the
Plan and the requirements of ERISA.
		10.8	Proper Proof.  In any case in which an Employer
or the Administrator shall be required under the Plan to take action upon the occurrence of any event, they shall be under no obligation to take such action unless and until proper and satisfactory evidence of such occurrence shall have been received by them.
		10.9	Genuineness of Documents.  The Administrator, and
any Employer and its respective officers, directors and employees, shall be entitled to rely upon any notice, request, consent, letter, telegram or other paper or document believed by them or any of them to be genuine, and to have been signed or sent by the proper person, and shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon.
		10.10 Participants May Direct Investments. The Administrator may permit, pursuant to Sections 5.2 and 5.3, a Member or Beneficiary to exercise control over assets in his Accounts by directing the Trustee with respect to the manner of investment of such assets, and if a Member or Beneficiary exercises such control, then notwithstanding any other provision of this Plan or the Trust Agreement:
			10.10.1 such Member or Beneficiary shall not be deemed to be a fiduciary under the Plan or this Trust by reason of such exercise, and
			10.10.2 no person who is otherwise a fiduciary (including, without limitation, the Trustee and Administrator) shall be liable for any loss, or by reason of any breach, which results from such Member's or Beneficiary's exercise of control.
The provisions of this Section 10.10.2 shall be inoperative unless the Administrator acts to extend these provisions to all Members and their Beneficiaries.


	ARTICLE XI
	The Trust Agreement
		11.1	The Trust Agreement.  The Company, on behalf of
itself and each other Employer, shall enter into a Trust
Agreement with the Trustee providing for the establishment of a
Fund hereunder.  The Trust Agreement shall be deemed to form a part of this Plan, and any and all rights which may accrue to any person under this Plan shall be subject to all the terms and provisions of such Trust Agreement.  Copies of the Trust
Agreement shall be filed with the Administrator and, upon
reasonable application and notice, shall be made available for inspection by any Member.
		11.2	No Diversion of Trust Fund.  The Trust Fund shall
in no event (within the taxable year or thereafter) be used for or diverted to purposes other than for the exclusive benefit of
Members and their Beneficiaries (including the payment of the expenses of the administration of the Plan and of the Trust
Fund), except that at the Administrator's request:
			(a) A contribution that is made by an Employer by a mistake of fact may be returned to such Employer within one year after the payment of the contribution; and
			(b) A contribution that is conditioned upon its deductibility under section 404 of the Code pursuant to Section
3.9 may be returned to the contributing Employer, to the extent that the contribution is disallowed as a deduction, within one year after such disallowance.
		11.3	Duties and Responsibilities of the Trustee.  The
Trustee will hold and invest all funds as provided herein and in the Trust Agreement. The Trustee will make, at the direction of the Administrator, all payments to Members and their Beneficiaries.
			The Trustee shall not be required to make any payment of benefits or distributions out of the Fund, or to allocate or reallocate any amounts, except upon the written direction of the Administrator. The Trustee shall not be charged with knowledge of any action by the Board of Directors or of the Termination of Employment of any Member, unless it shall be given written notice of such event by the Administrator.


	ARTICLE XII
	Amendment
		12.1	Right of the Company to Amend the Plan.  The
Company shall have the right at any time and from time to time to amend any or all of the provisions of this Plan.  Except as
provided in Section 12.3, no such amendment shall authorize or permit any part of the Fund to be used for or diverted to
purposes other than for the exclusive benefit of the Members and their Beneficiaries, nor shall any amendment reduce any amount then credited to the individual accounts of any Member, reduce any Member's vested interest in his account, or affect the
rights, duties and responsibilities of the Trustee without his written consent.
		12.2	Plan Merger.  In the case of any merger or
consolidation with, or transfer of assets or liabilities to, any other plan, each Member shall be entitled to a benefit
immediately after the merger, consolidation or transfer (if such other plan then terminated) which is equal to or greater than the benefit he would have been entitled to receive immediately before the merger, consolidation or transfer (if the Plan had then been terminated).
		12.3	Amendments Required by Law.  All provisions of
this Plan, and all benefits and rights granted hereunder, are subject to any amendments, modifications or alterations which are necessary from time to time, (a) to qualify the Plan under section 40l(a) of the Code, (b) to continue the Plan as so
qualified, or (c) to comply with any other provision of law.
Accordingly, notwithstanding any other provision of this Plan, the Company may amend, modify or alter the Plan with retroactive effect in any respect or manner necessary to qualify the Plan under section 40l(a) of the Code, to continue the Plan as so qualified, or to comply with any other provision of applicable law.
		12.4	Right to Terminate.  The Plan may be terminated
at any time by resolution of the Board of Directors, provided that no such action shall permit any part of the corpus or income of the Fund to be used for or diverted to purposes other than for the exclusive benefit of the Members and their beneficiaries under the Plan and for the payment of the administrative costs of the Plan.
		12.5	Termination of Trust.  If the Plan is terminated
pursuant to Section 12.4, and the Board of Directors determines that the Fund shall be terminated, all of the Members' Accounts shall be nonforfeitable, the Fund shall be revalued as if the termination date were a Valuation Date, and the current value of all Accounts shall be distributed in accordance with Article VII, as if such Plan termination were a Termination of Employment;
provided, however, that the value of such Accounts shall be
adjusted to reflect the expenses of termination to the extent such expenses are not paid by the Company, and further provided that if another defined contribution plan (other than an employee stock ownership plan as defined in section 4975(e)(7) or 409 of the Code, or a simplified employee pension as defined in section
408(k) of the Code) is established or maintained in the manner described in Treasury Reg. section 1.401(k)-1(d)(3), distribution shall not be made until actual separation from service within the meaning of section 401(k)(2)(B) of the Code.  Until all Accounts are fully distributed, any remaining Accounts held in the Fund shall continue to be adjusted in accordance with Article V, and to reflect the expenses of termination.
		12.6	Continuation of Trust.  If the Plan is terminated
by the Board of Directors but the Board of Directors determines that the Fund shall be continued pursuant to its terms and the provisions of this Section 12.6, no further contributions shall be made, the Members' Accounts shall be nonforfeitable, and the
Fund shall be administered as though the Plan were otherwise in full force and effect.  If the Fund is subsequently terminated, the provisions of Section 12.5 shall then apply.
		12.7	Discontinuance of Contributions.  Any Employer
may at any time, by resolution of its board of directors, completely discontinue its participation in and contributions under the Plan. If such Employer completely discontinues contributions under the Plan, either by resolution of its board of directors or for any other reason, and such discontinuance is deemed a partial termination of the Plan within the meaning of section 411(d)(3) of the Code, the amounts credited to the Accounts of all affected Members (other than Members who, in connection with the discontinuance of Employer contributions, transfer employment to an Employer which continues to contribute under the Plan) shall be nonforfeitable.

	ARTICLE XIII
	Miscellaneous Provisions
		13.1	Plan Not a Contract of Employment.  Neither the
establishment of the Plan created hereby, nor any amendment
thereof, nor the creation of any Fund or Account, nor the payment of any benefits hereunder, shall be construed as giving to any
Member or other person any legal or equitable right against any Employer, any officer or employee thereof, the Board of Directors or any member thereof, the Administrator or any Trustee, except as provided herein and under no circumstances shall the terms of employment of any Member be in any way affected hereby.
		13.2	Merger.  The merger or consolidation of the
Company with any other company or the transfer of the assets of the Company to any other company by sale, exchange, liquidation or otherwise, or the merger of this Plan with any other
retirement plan, shall not in and of itself result in the
termination of the Plan, or be deemed a Termination of Employment of any employee.
		13.3	Claims Procedure.  The Administrator shall
establish a claims procedure in accordance with applicable law, under which any Member or Beneficiary whose claim for benefits has been denied shall have a reasonable opportunity for a full and fair review of the decision denying such claim.
		13.4	Family Members of Highly Compensated Employees.
In determining the identity of Highly Compensated Employees and employees who are not Highly Compensated Employees, and their treatment under the Plan, and for purposes of section 401(a)(17)
of the Code, if an employee is, during a "determination year" or "look-back year" (as such terms are defined in Section 1.25), a
"family member" of either a 5-percent owner (as described in
Section 15.1.2(c)) who is an active or former employee or a
Highly Compensated Employee who is one of the 10 most highly compensated employees ranked on the basis of Total Earnings for such year, then the "family member" and the 5-percent owner or top-ten Highly Compensated Employee shall be aggregated in the manner provided in sections 414(q)(6) and 401(a)(17) of the Code and applicable regulations.  In such case, the "family member"
and 5-percent owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving Compensation, Total
Earnings and Plan contributions equal to the sum of such
Compensation, Total Earnings and contributions of the "family member" and 5-percent owner or top-ten Highly Compensated
Employee.  For purposes of this Section 13.4, "family member"
means (i) with respect to the determination of who is a Highly Compensated Employee, the spouse and lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants and (ii) with respect to the application of section 401(a)(17) of the Code in any Plan
Year, the spouse of the employee and any lineal descendants of the employees who have not attained age 19 before the close of such year.  This provision shall not operate to reduce the
"average deferral percentage" (as defined in Section 3.3.2) and "contribution percentage" (as defined in Section 3.4.2) of a
Highly Compensated Employee below the percentage that would apply without the operation of this provision.
		13.5	Controlling Law.  This Plan and the interpreta-
tion and performance of all its terms shall be controlled by the internal laws of the State of New York (without regard to principles of conflict of laws), to the extent not preempted by federal law.
		13.6	Separability.  If any provision of the Plan or
the Trust Agreement is held invalid or unenforceable, its
invalidity or unenforceability shall not affect any other
provisions of the Plan or the Trust Agreement, and the Plan and
Trust Agreement shall be construed and enforced as if such
provision had not been included therein.
		13.7	Captions.  The captions contained herein are in-
serted only as a matter of convenience and for reference and in no way define, limit, enlarge or describe the scope or intent of the Plan nor in any way shall affect the Plan or the construction of any provision thereof.
		13.8	Usage.  Whenever applicable, the masculine
gender, when used in the Plan, shall include the feminine or neuter gender, and the singular shall include the plural.


	ARTICLE XIV
	Leased Employees
		14.1	Definitions.  For purposes of this Article XIV,
the term "Leased Employee" means any person (a) who performs or performed services for an Employer or Affiliate (hereinafter referred to as the "Recipient") pursuant to an agreement between the Recipient and any other person (hereinafter referred to as the "Leasing Organization"), (b) who has performed such services for the Recipient or for the Recipient and related persons
(within the meaning of section 144(a)(3) of the Code) on a substantially full-time basis for a period of at least one year, and (c) whose services are of a type historically performed by employees in the business field of the Recipient.


		14.2	Treatment of Leased Employees.  For purposes of
this Plan, a Leased Employee shall be treated as an employee of an Affiliate whose service for the Recipient (including service during the one-year period referred to in Section 14.1) is to be taken into account in determining compliance with the service requirements of the Plan relating to participation and vesting.
However, the Leased Employee shall not be entitled to share in contributions or forfeitures under the Plan with respect to any service or compensation attributable to the period during which he is a Leased Employee, and shall not be eligible to become a
Member eligible to accrue benefits under the Plan unless and except to the extent that he shall at some time, either before or after his service as a Leased Employee, qualify as an Eligible
Employee without regard to the provisions of this Article XIV (in which event, status as a Leased Employee shall be determined without regard to clause (b) of Section 14.1, to the extent
required by applicable law).
		14.3	Exception for Employees Covered by Plans of
Leasing Organization.  Section 14.2 shall not apply to any Leased
Employee if such employee is covered by a money purchase pension plan of the Leasing Organization meeting the requirements of section 414(n)(5)(B) of the Code and Leased Employees do not constitute more than twenty percent (20%) of the aggregate
"nonhighly compensated work force" (as defined in section
414(n)(5)(C)(ii) of the Code) of all Employers and Affiliates.
		14.4	Construction.  The purpose of this Article XIV is
to comply with the provisions of section 4l4(n) of the Code. All provisions of this Article shall be construed consistently therewith, and, without limiting the generality of the foregoing, no individual shall be treated as a Leased Employee except as required under such section.


	ARTICLE XV
	"Top-Heavy" Provisions
		15.1  Determination of "Top-Heavy" Status.
			15.1.1	Applicable Plans.  For purposes of this
Article XV, "Applicable Plans" shall include (a) each plan of an
Employer or Affiliate in which a Key Employee (as defined in
Section 15.1.2 for this Plan, and as defined in section 416(i) of the Code for each other Applicable Plan) participates during the five (5)-year period ending on such plan's "determination date"
(as described in Section 15.1.4 below) and (b) each other plan of an Employer or Affiliate which, during such period, enables any plan in clause (a) of this sentence to meet the requirements of section 401(a)(4) or 410 of the Code.  Any plan not required to be included under the preceding sentence may also be included, at the option of the Company, provided that the requirements of sections 401(a)(4) and 410 of the Code continue to be satisfied for the group of Applicable Plans after such inclusion.
Applicable Plans shall include terminated plans, frozen plans, and to the extent that benefits are provided with respect to service with an Employer or an Affiliate, multiemployer plans
(described in section 414(f) of the Code) and multiple employer plans (described in section 413(c) of the Code) to which an
Employer or an Affiliate makes contributions.
			15.1.2	Key Employee.  For purposes of this
Article XV, "Key Employee" for any Year shall mean an employee
(including a former employee, whether or not deceased) of an
Employer or Affiliate who, at any time during a given Year or any of the four (4) preceding Years, is one or more of the following:
		(a)	An officer of an Employer or Affiliate having
Earnings as defined in Section 6.1.2 ("Earnings") of more
than fifty percent (50%) of the dollar amount in effect
under section 415(b)(1)(A) of the Code for any such Year;
provided that the number of employees treated as officers
shall be no more than fifty (50) or, if fewer, the greater
of three (3) employees or ten percent (10%) of the employees
(including Leased Employees as described in Section 14.1).
		(b)	One of the ten (10) employees (i) having Earnings
from the Employer or Affiliate of more than the dollar
amount described in Section 6.2 and (ii) owning (or
considered as owning, within the meaning of section 416(i)
of the Code), the largest percentage interests in value of
an Employer or Affiliate, provided that such percentage
interest exceeds one-half percent (.5%) in value.  If two
employees have the same interest in the Employer or
Affiliate, the employee having greater Earnings shall be
treated as having a larger interest.
		(c)	A person owning (or considered as owning, within
the meaning of section 416(i) of the Code) more than five
percent (5%) of the outstanding stock of the Employer or
Affiliate, or stock possessing more than five percent (5%)
of the total combined voting power of all stock of the
Employer or Affiliate (or having more than five percent (5%)
of the capital or profits interest in any Employer or
Affiliate that is not a corporation, determined under
similar principles).
		(d)	A one percent (1%) owner of an Employer or an
Affiliate having Earnings of more than one hundred fifty
thousand dollars ($150,000).  "One percent (1%) owner" means any person who would be described in paragraph (iii) of this
Section 15.1.2 if "one percent (1%)" were substituted for
"five percent (5%)" in each place where it appears in
paragraph (iii).
			15.1.3	Top Heavy Condition.  In any Year during
which the sum, for all Key Employees (as defined in Section
15.1.2 for this Plan and as defined in section 416(i) of the Code for each other Applicable Plan) of the present value of the
cumulative accrued benefits under all Applicable Plans which are defined benefit plans (determined based on the actuarial
assumptions set forth in the "top-heavy" provisions of such
plans) and the aggregate of the accounts under all Applicable
Plans which are defined contribution plans, exceeds sixty percent
(60%) of a similar sum determined for all members in such plans
(but excluding members who are former Key Employees), the Plan shall be deemed "Top-Heavy."
			15.1.4	Determination Date.  The determination
as to whether this Plan is "Top-Heavy" for a given Year shall be made on the last day of the preceding Year (the "Determination
Date"); and other plans shall be included in determining whether this Plan is "Top-Heavy" based on the determination date as
defined in Code section 416(g)(4)(C) for each such plan which occurs in the same calendar year as such Determination Date for this Plan.
			15.1.5	Valuation.  The value of account
balances and the present value of accrued benefits for each
Applicable Plan will be determined subject to Code section 416 and the regulations thereunder, as of the most recent Valuation
Date occurring within the l2-month period ending on the
applicable determination date for such plan.
			15.1.6	Distribution within Five Years.  Subject
to Section 15.1.7, distributions from the Plan or any other
Applicable Plan during the five (5)-year period ending on the applicable determination date shall be taken into account in determining whether the Plan is "Top-Heavy."
			15.1.7	No Services within Five Years.  Benefits
and distributions shall not be taken into account with respect to any individual who has not rendered any services to any Employer or Affiliate at any time during the five (5)-year period ending on the applicable Determination Date.
			15.1.8	Compliance with Code Section 416.  The
calculation of the "Top-Heavy" ratio, and the extent to which distributions, rollovers and transfers are taken into account will be made in accordance with Code section 416.
			15.1.9	Deductible Employee Contributions.
Deductible employee contributions will not be taken into account for purposes of computing the "Top-Heavy" ratio.
			15.1.10	Beneficiaries.  The terms "Key Employee"
and "Member" include their beneficiaries.
			15.1.11	Accrued Benefit Under Defined Benefit
Plans.  Solely for purposes of determining whether this Plan or any other Applicable Plan is "Top-Heavy" for a given Year, the accrued benefit under any defined benefit plan of a Member other than a Key Employee shall be determined under (a) the method, if any, that uniformly applies for accrual purposes under all
defined benefit plans maintained by the Employer or an Affiliate, or (b) if there is no such method, as if such benefit accrued not more rapidly than at the slowest accrual rate permitted under the fractional accrual rule of section 411(b)(1)(C) of the Code.
		15.2	Provisions Applicable in "Top-Heavy" Years.  For
any Year in which the Plan is deemed to be "Top-Heavy," the
following provisions shall apply to any Member who has not
terminated employment before such Year:
			15.2.1	Required Allocation.  The amount of
Employer contributions and forfeitures which shall be allocated to the account of any active Member who (a) is employed by an
Employer or Affiliate on the last day of the Year and (b) is not a Key Employee shall be (i) at least three percent (3%) of such
Member's Earnings for such Year, or, (ii) if less, an amount equal to such Earnings multiplied by the highest allocation rate for any Key Employee.  For purposes of the preceding sentence, the allocation rate for each individual Key Employee shall be determined by dividing the employer contributions and forfeitures allocated to such Key Employee's account (including Elective Contributions) under all Applicable Plans, considered together by his Earnings up to two hundred thousand dollars ($200,000);
provided, however, that clause (ii) above does not apply if this
Plan enables a defined benefit plan required to be so aggregated under Section 15.1.1 above to meet the requirements of section
401(a)(4) or 410 of the Code.  The minimum allocation provisions of this Section 15.2.1 shall, to the extent necessary, be
satisfied by special Employer contributions made by the Employer for that purpose.  Notwithstanding the foregoing, the minimum allocations otherwise required by this Section 15.2.1 shall not be required to be made for any Member (y) if such Member is
covered under a defined benefit plan maintained by an Employer or an Affiliate which provides the minimum benefit required under section 416(c)(1) of the Code, and/or (z) to the extent that the minimum allocation otherwise required by this Section 15.2.1 is made under another defined contribution plan maintained by an
Employer or an Affiliate.  In addition, any minimum allocation required to be made for a Member who is not a Key Employee shall be deemed satisfied to the extent of the benefits provided by any other qualified plan maintained by an Employer or an Affiliate.
For Years beginning on or after January 1, 1989, Elective
Contributions by a non-Key Employee shall be disregarded in
determining the amount of contributions required to be allocated for his benefit under this Section 15.2.1.  For Years beginning on or after January 1, 1989, Matching Contributions by a non-Key
Employee that are taken into account to meet the minimum
allocation requirements of this Section 15.2.1 shall be
disregarded in applying the provisions of Sections 3.3 and 3.4 of the Plan.
			15.2.2	Multiplier.  Except as otherwise
provided by law, "1.00" shall be substituted for the multiplier
"1.25" required by section 415(e)(2)(B)(i) and (3)(B)(i) of the
Code, as applied pursuant to Section 6.3, unless the following conditions are met:
		(a)	the percentage described in Section 15.1.3 does
not exceed ninety percent (90%), and
		(b)	"four percent (4%)" is substituted for "three
percent (3%)" in Section 15.2.1 above.
Notwithstanding any other provision of this Plan, if the sum of the combined limitation fractions described in section 415(e)(2)
and (3) of the Code as applied pursuant to Section 6.3, calcu-
lated by substituting "1.00" for "1.25" in applying section 415(e)(2)(B)(i) and (3)(B)(i) of the Code, for any Member exceeds
100% for the last Year before the Plan becomes "Top-Heavy," such fractions shall be adjusted, in accordance with applicable regulations, so that their sum does not exceed 100% for such
Year.
			15.2.3	Vesting.  Any Member shall be vested in
the aggregate of his Basic and Matching Accounts on a basis at least as favorable as is provided under the following schedule:
	Years of Employment	Percentage Vested
	Less Than 2 Years		0%
	2 Years But Less Than 3		20%
	3 Years But Less Than 4		40%
	4 Years But Less Than 5		60%
	5 Years But Less Than 6		80%
	6 Years Or More		100%
		In any Year in which the Plan is not deemed to be "Top-Heavy," the minimum vested percentage of any Basic Account and
Matching Account shall be no less than that which was determined as of the last day of the last Year in which the Plan was deemed to be "Top-Heavy."  The minimum vesting schedule set out above shall apply to all benefits within the meaning of Code section
411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of this
Article XV and benefits accrued before the Plan became "Top-
Heavy."  Any vesting schedule change caused by alterations in the
Plan's "Top-Heavy" status shall be deemed to result from a Plan amendment giving rise to the right of election required by Code section 411(a)(10)(B).
			15.2.4	Bargaining Unit Employees.  The provi-
sions of Sections 15.2.1 and 15.2.3 shall not apply to any employee included in a unit of employees covered by a collective bargaining agreement if, within the meaning of section 416(i)(4) of the Code, retirement benefits were the subject of good faith bargaining.


		IN WITNESS WHEREOF, ARROW ELECTRONICS, INC. has caused this instrument to be executed by its duly authorized officer,
and its corporate seal to be hereunto affixed, this      day of
______________, 1994.
				ARROW ELECTRONICS, INC.
				By__________________________________
	  			  Title:


ATTEST:


____________________________
      Secretary

	SUPPLEMENT NO. 1


		In connection with the acquisition by the Company of the electronics distribution businesses of Ducommun Incorporated
(the "Ducommun Acquisition"), the Plan is amended in the following respects:


		S1-1 In the case of any individual who became an Eligible Employee on or about January 11, 1988 in connection with the Ducommun Acquisition, and who remained an Eligible Employee continuously from that time through December 31, 1989, the term "Year of Service" shall include, effective on and after January 1, 1990, any Year (i) during which such Eligible Employee was employed by Ducommun and (ii) which would have been a Year of Employment had such Eligible Employee been employed instead by an Employer.

	SUPPLEMENT NO. 2


		In connection with the acquisition by the Company of all of the issued and outstanding shares of common stock of Lex
Electronics Inc., which at the time of such acquisition owned all of the issued and outstanding shares of common stock of Almac
Electronics Corporation, the Plan is amended in the following respects:


		S2.1	As used in this Supplement No. 2, the following
terms have the meanings set forth in this Section S2.1.


			(a)  "Lex Plan" means the Lex Service (U.S.)
Performance Incentive Plan (named the Lex Electronics (U.S.)
Performance Incentive Plan prior to September 18, 1991).


			(b) "Lex Transferee" means an individual who becomes an Eligible Employee on or about September 27, 1991 in connection with the Acquisition.


		S2.2	Any Lex Transferee who on September 27, 1991 was
eligible to become a member of the Lex Plan pursuant to section
2.01 thereof shall become a Member of the Plan immediately upon becoming an Eligible Employee. Any other Lex Transferee shall become a Member of the Plan in accordance with Section 2.1. For purposes of satisfying the requirements of Section 2.1, the following provisions shall apply:


			(a)  A Lex Transferee who would have become
eligible for membership in the Lex Plan pursuant to section 2.01 thereof upon completion of a 12-month computation period in which he was credited with 1,000 hours of service shall be credited with Hours of Service under the Plan equal in number to the number of hours of service credited to him under the Lex Plan during the computation period in effect on September 27, 1991.


			(b)  A Lex Transferee who would have become
eligible for membership in the Lex Plan pursuant to section 2.01 thereof upon completion of six months of service within the meaning of section 1.35 of the Lex Plan shall be credited under the Plan with the period of service credited to him under the Lex Plan as of September 27, 1991, converted to Hours of Service on the basis that one month equals 190 Hours, one week equals 45 Hours, and one day equals 10 Hours.


		S2.3	For purposes of determining a Lex Transferee's
Years of Service, he shall be credited with the number of full years of service credited to him as of September 27, 1991 for purposes of vesting under the Lex Plan and with any fractional year thus credited to him, which fractional year shall be converted to Hours of Service on the basis that one month equals
190 Hours, one week equals 45 Hours, and one day equals 10 Hours.

	SUPPLEMENT NO. 3


		In connection with the acquisition by the Company of certain assets of Zeus Components, Inc. (the "Zeus Acquisition"), the Plan is amended in the following respects:


		S3.1	In the case of an individual who becomes employed
by an Employer or Affiliate on or about May 19, 1993 in connection with the Zeus Acquisition (a "Zeus Transferee"), service with Zeus Components, Inc. shall be treated for purposes of Section 2.1 as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equal 190 Hours, one week equals 45 Hours and one day equals 10 Hours.


		S3.2	A Zeus Transferee who, taking account of Section
S3.1, satisfies the eligibility requirements set forth in Section
2.1 on May 19, 1993 shall become a Member on such date.


		S3.3 In the case of a Zeus Transferee who continues to be employed by an Employer or Affiliate through December 31, 1994, service with Zeus Components, Inc. shall be treated, on and after January 1, 1995, as service with an Employer or Affiliate for purposes of determining such Zeus Transferee's Years of Service under the Plan. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equal 190 Hours, one week equals 45
Hours and one day equals 10 Hours.

	SUPPLEMENT NO. 4


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Gates/FA Distributing, Inc. (the "Gates
Acquisition"), the Plan is amended as follows:


			S4.1 In the case of an individual who becomes an employee of an Employer or Affiliate on or about
September 23, 1994 in connection with the Gates
Acquisition, service with Gates/FA Distributing, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S4.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	SUPPLEMENT NO. 5


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Anthem Electronics, Inc. (the "Anthem
Acquisition"), the Plan is amended as follows:


S5.1 In the case of an individual who becomes an employee of an Employer or Affiliate on or about
November 20, 1994 in connection with the Anthem
Acquisition, service with Anthem Electronics, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S5.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	AMENDMENT NO. 1
	TO THE
	ARROW ELECTRONICS SAVINGS PLAN


	The Arrow Electronics Savings Plan, as amended and restated through December 28, 1994, is hereby further amended, effective as of December 28, 1994, as follows:


	Section 1.11 is restated in its entirety to read as follows:


		1.11	Compensation.  Gross cash compensation paid by an
Employer to an Eligible Employee while he is a Member, determined before giving effect to any Contribution Agreement under this Plan (or any other cash or deferred arrangement described in section 401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code). Compensation taken into account for any Member for any Plan Year beginning on or after January 1, 1994, shall not exceed one hundred fifty thousand dollars ($150,000) (as adjusted from time to time for increases in the cost of living in accor-dance with section 401(a)(17) of the Code), and shall not exceed two hundred thousand dollars ($200,000), as so adjusted, for any of the Plan Years 1989 through 1993. If the period for deter-mining Compensation is a short plan year (i.e., shorter than 12 months), the annual Compensation limit is an amount equal to the otherwise applicable annual Compensation limit multiplied by a fraction, the numerator of which is the number of months in the short plan year and the denominator of which is 12. If, as a result of the application of the family aggregation rules under
Section 13.4, the dollar limitation under section 401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this Section
1.11 prior to the application of this dollar limitation.


	Section 1.43 is restated in its entirety to read as follows:


		1.43	Total Earnings.  Total cash compensation paid by
an Employer or Affiliate to an individual, determined before giving effect to any Contribution Agreement under this Plan (or any other cash or deferred arrangement described in section
401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code). For purposes of Sections 3.3.2 and 3.4.2, Total
Earnings for any Year may, in the discretion of the Administrator, be limited to such compensation paid by an Employer or Affiliate to an individual during the period that he is a Member for service as an Eligible Employee. Total Earnings taken into account for any Member for any Plan Year beginning on or after January 1, 1994, shall not exceed one hundred fifty thousand dollars ($150,000) (as adjusted from time to time for increases in the cost of living in accordance with section
401(a)(17) of the Code), and shall not exceed two hundred thou-sand dollars ($200,000), as so adjusted, for any of the Plan
Years 1989 through 1993.  If the period for determining Total
Earnings is a short plan year (i.e., shorter than 12 months), the annual Total Earnings limit is an amount equal to the otherwise applicable annual Total Earnings limit multiplied by the fraction, the numerator of which is the number of months in the short plan year, and the denominator of which is 12. If, as a result of the application of the family aggregation rules under
Section 13.4, the dollar limitation under section 401(a)(17) of the Code is exceeded, then the dollar limitation shall be prorated among the affected individuals in proportion to each such individual's Compensation as determined under this Section
1.11 prior to the application of this dollar limitation.


	Section 3.1.4.1 is deleted and Sections 3.1.4.2 and 3.1.4.3 are renumbered accordingly.


	IN WITNESS WHEREOF, Arrow Electronics, Inc. has caused its duly authorized officer to execute this amendment this 29 day of March, 1996.


						ARROW ELECTRONICS, INC.


						By:  /s/ Robert E. Klatell
           Executive Vice President

ATTEST:

/s/ Paul J. Reilly

	CAPSTONE ELECTRONICS PROFIT-SHARING PLAN

	Effective January 1, 1990

	Restated to Reflect Amendments Adopted Through December 28, 1994

	TABLE OF CONTENTS

                                            Page



ARTICLE I	Definitions                     I-1
	1.1	Account                         I-1
	1.2	Administrator                   I-1
	1.3	Affiliate                       I-1
	1.4 	Appropriate Form                I-2
	1.5	Beneficiary                     I-2
	1.6	Board of Directors              I-2
	1.7	Code                            I-2
	1.8	Company                         I-2
	1.9	Compensation                    I-2
	1.10	Disability                      I-4
	1.11	Effective Date                  I-4
	1.12	Employee                        I-4
	1.13	Employer                        I-5
	1.14	Entry Date                      I-5
	1.15	Fund                            I-5
	1.16	Highly Compensated Employee.	  I-5
	1.17	Hour of Service                 I-7
	1.18	Investment Adjustments          I-11
	1.19	Investment Fund                 I-12
	1.20	Member                          I-12
	1.21	Normal Retirement Date          I-12
	1.22	One-Year Break in Service       I-12
	1.23	Plan                            I-13
	1.24	Termination of Employment       I-13
	1.25	Trust Agreement                 I-13
	1.26	Trustee                         I-13
	1.27	Valuation Date                  I-13
	1.28	Vested Percentage               I-14
	1.29	Year                            I-14
	1.30	Year of Service                 I-14

ARTICLE II	Membership                      II-1
	2.1	In General                      II-1
	2.2	Service with Affiliates         II-1
	2.3	Transfers                       II-2
	2.4	Reemployment                    II-3

ARTICLE III	Contributions                   III-1
	3.1	Source of Contributions         III-1
	3.2	Amount of Contributions         III-1
	3.3	Contributions Conditional       III-1
	3.4	Maximum Limitation              III-2
	3.5	Application                     III-4
	3.6	Limitation Year                 III-5

ARTICLE IV	Accounts                                      IV-1
	4.1	Account                                       IV-1
	4.2	Eligibility to Share in
              Contributions and Forfeitures               IV-1
	4.3	Allocation of Contributions and Forfeitures   IV-1
	4.4	Investment of Account Balances                IV-2
	4.5	Designation of Investment Funds for Future
              Contributions                               IV-2
	4.6	Designation of Investment Funds for Existing
              Account Balances                            IV-3
	4.7	Valuation of Investment Funds                 IV-4
	4.8	Correction of Error                           IV-4
	4.9	Allocation Shall Not Vest Title               IV-4
	4.10	Statement of Accounts                         IV-5

ARTICLE V	Vesting and Distribution of Benefits          V-1
	5.1	Vesting                                       V-1
	5.2	Distribution on Termination of Employment     V-1
	5.3	Payment of Benefits                           V-2
	5.4	Forfeitures                                   V-3
	5.5	Payment of Death Benefits                     V-4
	5.6	Distribution at Age 70-1/2                    V-8
	5.7	Delay of Payment                              V-9
	5.8	Qualified Domestic Relations Orders           V-9
	5.9	Direct Rollover of Eligible Rollover Distri-
              butions                                     V-12

ARTICLE VI	Administration of the Plan                    VI-1
	6.1	Fiduciary                                     VI-1
	6.2	The Administrator                             VI-1
	6.3	Notification of Members                       VI-3
	6.4	Advisers                                      VI-3
	6.5	Service in Multiple Capacities                VI-3
	6.6	Limitation of Liability; Indemnity            VI-3
	6.7	Reliance on Information                       VI-5
	6.8	Funding Policy                                VI-5
	6.9	Proper Proof                                  VI-5
	6.10	Genuineness of Documents                      VI-5
	6.11	Expenses                                      VI-6

ARTICLE VII	The Trust Agreement                           VII-1
	7.1	The Trust Agreement                           VII-1
	7.2	Rights of the Company                         VII-1
	7.3	Duties and Responsibilities of the Trustee    VII-2

ARTICLE VIII	Amendment                               VIII-1
	8.1	Right of the Company to Amend the Plan        VIII-1
	8.2	Plan Merger                                   VIII-1
	8.3	Amendments Required by Law                    VIII-1

ARTICLE IX	Discontinuance of Contributions
		and Termination of the Plan                   IX-1
	9.1	Right to Terminate the Plan or Discontinue

Contributions                                             IX-1
	9.2	Manner of Termination                         IX-1
	9.3	Effect of Termination                         IX-1
	9.4	Distribution of the Fund                      IX-2
	9.5	Expenses of Termination                       IX-2

ARTICLE X	Miscellaneous Provisions                      X-1
	10.1	Plan Not a Contract of Employment             X-1
	10.2	Source of Benefits                            X-1
	10.3	Spendthrift Clause                            X-1
	10.4	Merger                                        X-2
	10.5	Claims Procedure                              X-2
	10.6	Identity of Proper Payee                      X-2
	10.7	Inability to Locate Distributee               X-2
	10.8	Payment to a Minor or Incompetent             X-3
	10.9	Doubt as to Right to Payment                  X-4
	10.10	Estoppel of Members and Beneficiaries         X-5
	10.11	Separability                                  X-5
	10.12	Captions                                      X-6
	10.13	Usage                                         X-6
	10.14	Family Members of Highly Compensated
              Employees.                                  X-6

ARTICLE XI	Leased Employees                              XI-1
	11.1	Definitions                                   XI-1
	11.2	Treatment of Leased Employees                 XI-1
	11.3	Exception for Employees Covered by Plans of
              Leasing Organization                        XI-2
	11.4	Construction                                  XI-2

ARTICLE XII	"Top-Heavy" Provisions                        XII-1
	12.1	Determination of "Top-Heavy" Status           XII-1
	12.2	Provisions Applicable in "Top-Heavy" Years    XII-6


SUPPLEMENT NO. 1                                          S1-1
SUPPLEMENT NO. 2                                          S2-1
SUPPLEMENT NO. 3                                          S3-1
SUPPLEMENT NO. 4                                          S4-1

	CAPSTONE ELECTRONICS PROFIT-SHARING PLAN

	ARTICLE I
	Definitions
		1.1	Account.  An Account maintained for a Member
pursuant to Section 4.1.
		1.2	Administrator.  The Administrator appointed
by the Board of Directors to administer the Plan pursuant to
Article VIII.
		1.3	Affiliate.
			1.3.1	Controlled Group Affiliate.  Any
corporation or other trade or business (other than an
Employer) which, at the time of reference, controls, is
controlled by or under common control with an Employer
within the meaning of section 414(b) or 414(c) of the Code,
including any division of an Employer not participating in
the Plan (a "Controlled Group Affiliate"); provided,
however, that for purposes of Sections 3.4 and 3.5, the
provisions of section 415(h) of the Code shall also apply.
			1.3.2	Affiliated Service Groups, etc.  Any
(a) member of an affiliated service group, within the
meaning of section 414(m) of the Code, that includes an
Employer, or (b) organization aggregated with an Employer
pursuant to section 414(o) of the Code, to the extent and
for the purposes required by such sections and the
regulations thereunder (e.g., for purposes of Articles XI
and XII).
		1.4 Appropriate Form. The form or other method of communication prescribed by the Administrator for a particular purpose specified in the Plan.
		1.5	Beneficiary.  A person or persons entitled
pursuant to the Plan to receive any benefits payable upon or after the death of a Member.
		1.6	Board of Directors.  The Board of Directors of
the Company.


		1.7	Code.  The Internal Revenue Code of 1986 as
amended from time to time.  Reference to a specific provision of the Code shall include such provision, any valid regulation or ruling promulgated thereunder and any comparable provision of future law that amends, supplements or supersedes such provision.
		1.8	Company.  Capstone Electronics, Inc., a Delaware
corporation, and any company that acquires the business of Capstone Electronics, Inc. and, within a reasonable time thereafter, adopts this Plan as of the effective date of such acquisition.

		1.9	Compensation.  Gross annual cash compensation
paid by an Employer in any Year to an Employee while he is a
Member of the Plan; provided, however, that if an Employee
becomes a Member on July 1 of any Year (or any other date other than January 1 of such year), his Compensation for such Year shall be one-half of his actual gross annual cash compensation from the Employer for such Year (or otherwise prorated in such manner as the Administrator shall deem appropriate in order to reflect the portion of such Year during which he was a Member).
Compensation shall be determined before giving effect to any salary reduction agreement under the Arrow Electronics Savings
Plan (or any other cash or deferred arrangement described in section 401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria plan (within the meaning of section 125 of the Code).  Cash compensation shall not include any expense reimbursements or allowances.  Compensation taken into account under the Plan for any Year shall not exceed the amount
determined in accordance with section 401(a)(17) of the Code
(which amount, as so adjusted for the Year beginning on the
Effective Date, is $209,200).  If, as a result of the application of the family aggregation rules under Section 10.14, the
limitation of section 401(a)(17) of the Code is exceeded, then the limitation shall be prorated among the affected individuals on the basis of each such individual's Compensation determined under this Section 1.9 prior to the application of this
limitation.
		1.10	Disability.  A physical or mental condition
which would, upon proper application, entitle the Member to
disability benefits under the Social Security Act.
		1.11	Effective Date.  January 1, 1990.
		1.12	Employee.  Any person employed by the Company or
by any other Employer, subject to such terms and conditions as may apply to such other Employer pursuant to Section 1.13 and subject also to the following:


			1.12.1  	An employee who is employed primarily
to render services within the jurisdiction of a union and whose compensation, hours of work, or conditions of employment are determined by collective bargaining with such union shall not be an Employee unless the applicable collective bargaining agreement expressly provides that such employee shall be eligible to participate in this Plan, in which event, however, he shall be entitled to participate in this Plan only to the extent and on the terms and conditions specified in such collective bargaining agreement.

			1.12.2	An individual who performs services for
an Employer under an agreement or arrangement (which may be written, oral, and/or evidenced by the Employer's payroll practice) with such individual or with another organization that provides the services of such individual to the Employer, pursuant to which such individual is treated as an independent contractor or is otherwise treated as an employee of an entity other than the Employer, shall not be an Eligible Employee, irrespective of whether such individual is treated as an employee of the Employer under common-law employment principles or pursuant to the provisions of section 414(m), 414(n) or 414(o) of the Code.


		1.13	Employer.  The Company and any subsidiary or
affiliate of the Company which has adopted the Plan with the approval of the Company, subject to such terms and conditions as may be imposed by the Company upon the participation in the Plan of such adopting Employer.
		1.14	Entry Date.  The Effective Date and each
subsequent January 1 and July 1.
		1.15	Fund.  The Fund created by the Trust Agreement
pursuant to Section 9.1.


		1.16	Highly Compensated Employee.  A "highly
compensated employee" as defined in section 414(q) of the Code and applicable regulations, subject to the family aggregation rules set forth in Section 10.14. A "highly compensated employee" as so defined includes any employee who performs service for an Employer or Affiliate during the "determination year" and who, during the "look-back year": (a) received compensation within the meaning of section 415(c)(3) of the Code but determined without regard to sections 125 and 402(e)(3) of the Code ("HCE Compensation") in excess of $75,000 (as adjusted pursuant to section 415(d) of the Code); (b) received HCE Compensation in excess of $50,000 (as adjusted pursuant to section 415(d) of the Code) and was a member of the top-paid group for such year; or (c) was an officer of an Employer or Affiliate and received HCE Compensation during such year greater than 50 percent of the dollar limitation in effect under Section 415(b)(1)(A) of the Code. The term "highly compensated employee" also includes: (y) employees who are both described in the preceding sentence if the term "determination year" is substituted for the term "look-back year" and included in the 100 employees who received the most HCE Compensation from the Employer during the "determination year"; and (z) employees who are 5-percent owners (as described in Section 12.1.2(c)) at any time during the "look-back year" or the "determination year."
For purposes of determining who is a "highly compensated employee" with respect to any Year, the provisions of the second sentence of this Section 1.16 may be modified, at the discretion of the Company, by substituting $50,000 for $75,000 in clause (a) and deleting clause (b). If no officer has satisfied the requirement of (c) above during either a "determination year" or a "look-back year," the highest paid officer for such year shall be treated as a "highly compensated employee." For purposes of this Section 1.16, the "determination year" shall be the Year and the "look-back year" shall be the twelve-month period immediately preceding the "determination year." The determination of who is a "highly compensated employee," including the determinations of the number and identity of employees in the top-paid group, the top 100 employees and the number of employees treated as officers, will be made in accordance with Section 414(q) of the Code and applicable regulations, rulings, procedures and permitted elections thereunder. For purposes of this Section 1.16, HCE Compensation is determined without regard to section 401(a)(17) of the Code and without regard to whether the individual is an Employee or a Member.


		1.17	Hour of Service.  For all purposes of this Plan,
"Hour of Service" shall mean each hour includible under any of
Sections 1.17.1 through 1.17.4, applied without duplication, but subject to the provisions of Sections 1.17.5 through 1.17.8.
			1.17.1	Paid Working Time.  Each hour for which
an employee is paid, or entitled to payment, for the perfor-
mance of duties for an Employer;
			1.17.2	Paid Absence.  Each regularly scheduled
working hour during a period for which an employee is paid,
or entitled to payment, by an Employer on account of a
period of time during which no duties are performed (irre-
spective of whether the employment relationship has term-
inated) due to vacation, holiday, illness, incapacity
(including disability or pregnancy), layoff, jury duty,
military duty or leave of absence;
			1.17.3	Military Service.  Each regularly
scheduled working hour which would constitute an Hour of
Service under Section 1.17.1 or 1.17.2 but for the employ-
ee's absence for service in the armed forces of the United
States during a period in which his reemployment rights are
protected by law, provided that such employee re-enters the
employ of an Employer within the period during which his
reemployment rights are protected by law); and
			1.17.4	Back Pay Awards.  Each hour for which
back pay, irrespective of mitigation of damages, is either
awarded or agreed to by an Employer.
			1.17.5	Crediting Hour of Service.  Hours of
Service shall be credited as follows:
				(a)  Paid Working Time.  Hours of
Service described in Section 1.17.1 shall be credited
to the Year in which the duties were performed;
				(b)  Paid Absence and Military Service.
 Hours of Service described in Sections 1.17.2 and
1.17.3 shall be credited to the Year in which occur the
regularly scheduled working hours with respect to which
such Hours of Service are determined, beginning with
the first such hours;
				(c)  Back Pay Awards.  Hours of Service
described in Section 1.17.4 shall be credited to the
Year or Years to which the back pay award or agreement
pertains (rather than to the Year in which the award,
agreement or payment is made).
			1.17.6	Limitations on Hours of Service for
Paid Absences.  Notwithstanding any other provision of this
Plan, Hours of Service otherwise required to be credited
pursuant to Section 1.17.2 (relating to paid absences), or
Section 1.17.4 (relating to an award or agreement for back
pay, to the extent the award or agreement described therein
is made with respect to a period described in such subsec-
tion), shall be subject to the following limitations and
rules:
				(a)  501 Hour Limitation.  No more than
501 of such Hours of Service are required to be cred-
ited on account of any single continuous period during
which the employee performs no duties (whether or not
such period occurs in a single Year);
				(b)  Payments Required by Law.  An hour
for which an employee is directly or indirectly paid,
or entitled to payment, on account of a period during
which no duties are performed is not required to be
credited to the employee if such payment is made or due
under a plan maintained solely for the purpose of com-
plying with applicable workmen's compensation, unem-
ployment compensation or disability insurance laws;
				(c)  Certain Payments Excluded.  Hours
of Service are not required to be credited for a pay-
ment which solely reimburses an employee for medical or
medically related expenses incurred by the employee, or
constitutes a retirement, termination, or other sever-
ance pay or benefit; and
				(d)  Indirect Payments.  A payment
shall be deemed to be made by or due from an Employer
regardless of whether such payment is made by or due
from the Employer directly, or indirectly through,
among others, a trust, fund, or insurer, to which the
Employer contributes or pays premiums.
			1.17.7	Determinations by Administrator.  The
Administrator shall have the power and final authority:
				(a)  To determine the Hours of Service
of any individual for all purposes of the Plan, and to
that end may, in its discretion, adopt such rules, pre-
sumptions and procedures permitted by applicable law as
it shall deem appropriate or desirable;
				(b)  Without limiting the generality of
the foregoing, to provide that the regularly scheduled
working hours to be credited under Sections 1.17.2,
1.17.3 and 1.17.4 to an employee without a regular work
schedule shall be determined on the basis of a 40-hour
work week, or an 8-hour work day, or on any other rea-
sonable basis which reflects the average hours worked
by the employee or by other employees in the same job
classification over a representative period of time,
provided that the basis so used is consistently applied
with respect to all employees within the same job clas-
sifications, reasonably defined.
			1.17.8	Monthly Equivalency.  An employee who
customarily works for an Employer for 20 or more hours per
week throughout each Year (except for holidays and vaca-
tions) shall be credited with exactly 190 Hours of Service
for each month with respect to which he completes at least
one Hour of Service in accordance with the foregoing provi-
sions of this Section 1.17 (regardless of whether the number of Hours of Service actually completed in such month exceeds
190), subject to Section 1.17.6.
		1.18	Investment Adjustments.  The net realized and
unrealized gains, losses, income and expenses attributable to a
Member's Account as a result of its investment in one or more
Investment Funds.
		1.19	Investment Fund.  A portion of the Fund which is
separately invested as provided in Section 4.4.


		1.20	Member.  Every individual who shall have become
a Member pursuant to Article II hereof and who (a) is an employee of an Employer or an Affiliate or (b) is not such an employee but has an Account under the Plan holding an undistributed balance.
		1.21	Normal Retirement Date.  The 65th anniversary of
a Member's date of birth.
		1.22	One-Year Break in Service.
			1.22.1	In General.  A One-Year Break in
Service is a Year in which an individual has no more than
500 Hours of Service.  For purposes of determining whether a
One-Year Break in Service has occurred, an individual who is absent from work by reason of a "maternity or paternity
absence" as defined in Section 1.22.2 shall receive credit
for the Hours of Service which would have been credited to
such individual but for such absence, or in any case in
which such Hours cannot be determined, eight Hours of
Service per day of such absence, but in no event more than
501 Hours of Service.  The Hours of Service credited under
this Section 1.22.1 shall be credited only (a) in the Year
in which the absence begins if necessary to prevent a One-
Year Break in Service in that Year, or (b) in all other
cases, in the following Year.
			1.22.2	Maternity or Paternity Absence.  For
purposes of this Section 1.22, "maternity or paternity absence" means an absence from active employment by reason of (a) the individual's pregnancy, (b) the birth of a child of the individual, (c) the placement of a child with the individual in connection with the adoption of such child by such individual, or (d) for purposes of caring for any such child for a period beginning immediately following such birth or placement. Nothing in this Plan shall be construed to give an employee a right to a leave of absence for any reason.


		1.23	Plan.  The Capstone Electronics Profit-Sharing
Plan, as amended from time to time (which as currently in effect is set forth in this instrument).
		1.24	Termination of Employment.  A Member's employ-
ment shall be treated as terminated on the date that he ceases to be employed by an Employer or Affiliate, subject to Section 2.3.
		1.25	Trust Agreement.  The agreement by and between
the Company and the Trustee under which this Plan is funded, as from time to time amended.
		1.26	Trustee.  The trustee or trustees from time to
time designated under the Trust Agreement.
		1.27	Valuation Date.  The last day of each calendar
quarter, and any other date as of which the Administrator
determines in his sole discretion that a valuation and adjustment of Accounts is necessary or desirable.
		1.28	Vested Percentage.  The percentage of a Member's
Account which is nonforfeitable.
		1.29	Year.  The period commencing with the first day
of January and ending with the last day of December.
		1.30	Year of Service.  A Year during which an
employee has not less than one thousand (1,000) Hours of Service but excluding any Year prior to the Year in which the employee attained age 18.


	ARTICLE II
	Membership
		2.1	In General.  An Employee who has not previously
become a Member shall become a Member on the first Entry Date coincident with or next following the later of his reaching age
21 or his completing a period of twelve (12) consecutive months in which he is credited with 1,000 Hours of Service, provided he is then an Employee.  The first 12-month period taken into
account for this purpose shall start on the date on which he first performs an Hour of Service for which he is paid as
described in Section 1.16.1; if he does not complete 1,000 Hours of Service within that period, the subsequent 12-month periods shall be Years, beginning with the first Year after such date.
		2.2	Service with Affiliates.  Solely for the pur-
poses of determining (a) whether an Employee has met the length of service requirement set forth in Section 2.1 as a prerequisite for membership in the Plan, or (b) the Hours of Service credited under the Plan, service with any Affiliate shall be treated as service with an Employer. Notwithstanding any other provision of this Plan, a Member shall be eligible to share in contributions and forfeitures under the Plan only with respect to Compensation paid by an Employer for service as an Employee (as distinguished from service for any Affiliate or for an Employer in a position not eligible for membership in the Plan).

		2.3	Transfers.


			2.3.1	Transfer to Eligible Employment.  If an
individual is transferred to employment eligible for member-
ship in this Plan from employment with an Affiliate or with
an Employer in a position not so eligible, he shall become a
Member on the later of (a) the date of such transfer, or
(b) the Entry Date on which he would have become a Member if his prior employment by the Employer or Affiliate had been
in a position eligible for membership in the Plan.
			2.3.2	Transfer to Affiliate or Ineligible
Employment.  If a Member is transferred to employment with
(a) an Affiliate or (b) an Employer in a position ineligible for membership in the Plan, he shall not be deemed to have
retired or terminated his employment for the purposes of the
Plan until such time as he is employed neither by an
Employer nor by any Affiliate.  Subject to Section 4.2, such a Member shall be eligible to share in contributions and
forfeitures under the Plan for the Year of such transfer,
but he shall not be eligible to share in contributions or
forfeitures for subsequent Years unless and until he returns to employment as an Employee in a position not excluded from active membership pursuant to Section 1.11.  For purposes of this Section 2.3.2, for any period after a Member's Vested
Percentage in his Account is 100%, "Affiliate" shall not
include an organization described only in Section 1.3.2.
		2.4	Reemployment.  If a Member whose Account is not
vested terminates employment and is subsequently rehired as an Employee after five or more consecutive One-Year Breaks in Service, he shall upon rehire be treated as a new Employee for all purposes of this Plan. In all other cases, a Member who terminates employment and is subsequently rehired as an Employee shall be eligible to resume membership in this Plan immediately upon rehire.


	ARTICLE III
	Contributions
		3.1	Source of Contributions.  All contributions to
the Fund will be made by the Employers.  Contributions by Members shall not be required or permitted.  The Company may, in its dis-
cretion, make the contribution to the Fund required of any other
Employer hereunder, as agent for such Employer.
		3.2	Amount of Contributions.  For each Year that the
Plan is in effect, each Employer shall contribute to the Fund such amount (if any) as the board of directors of such Employer shall determine in its sole discretion, subject to the limita-tions set forth in sections 404 and 415 of the Code. Such amounts shall be transferred by each Employer to the Trustee in cash no later than the due date (including extensions) for filing the Employer's federal income tax return for such Year.

		3.3	Contributions Conditional.  Notwithstanding any
other provisions of the Plan or the Trust Agreement, all contri-butions under the Plan are conditioned on the deductibility of such contributions under section 404(a) of the Code for the tax-
able year for which contributed, and on initial qualification of the Plan under section 401(a) of the Code.
		3.4	Maximum Limitation.
			3.4.1	Annual Addition.  For purposes of this
Section 3.4, "Annual Addition" means the sum for any Year of
(a) employer contributions to a plan (or portion thereof)
subject to section 415(c) of the Code maintained by an
Employer or an Affiliate, (b) forfeitures under all such
plans (or portions thereof), if any, credited to employee
accounts, (c) employee contributions under all such plans
(or portions thereof), and (d) amounts described in section
419A(d)(2) of the Code (relating to post-retirement medical
benefits of key employees) or allocated to a pension plan
individual medical account described in section 415(1) of
the Code to the extent includible for purposes of section
415(c)(2) of the Code.  The employee contributions described in clause (c) shall be determined without regard to (i) any
rollover contributions, (ii) any repayments of loans, or
(iii) any prior distributions repaid upon the exercise of
buyback rights.  Employer and employee contributions taken
into account as Annual Additions shall include "excess con-
tributions" as defined in section 401(k)(8)(B) of the Code,
"excess aggregate contributions" as defined in section
401(m)(6)(B) of the Code, and "excess deferrals" as des-
cribed in section 402(g) of the Code (to the extent such
excess deferrals are not distributed to the employee before
April 15 following the tax year of the employee in which
such deferrals were made), regardless of whether such
amounts are distributed or forfeited.
			3.4.2	Earnings.  "Earnings" means gross cash
compensation actually paid by all Employers and Affiliates,
but determined after giving effect to any salary reduction
agreement under the Arrow Electronics Savings Plan (or simi-
lar contributions under any other cash or deferred arrange-
ment within the meaning of section 401(k) of the Code) or to any similar reduction agreement pursuant to any cafeteria
plan (within the meaning of section 125 of the Code).
			3.4.3	Limitation of Annual Additions.  The
aggregate Annual Additions in respect of any Member to this Plan and all other defined contribution plans (including all plans or portions thereof subject to section 415(c) of the
Code) maintained by all Employers and Affiliates for any Year shall not exceed the lesser of (a) $30,000 (or, if greater, 25 percent of the amount in effect under section
415(b)(1)(A) of the Code pursuant to applicable regula-tions), or (b) 25 percent of the Member's Earnings for such Year.

			3.4.4	Coverage by Defined Benefit Plan.  If a
Member has at any time been covered by a defined benefit plan maintained by an Employer or an Affiliate, the limitations set forth in this Section 3.4 shall be further reduced if and to the extent necessary to comply with section 415(e) of the Code.


		3.5	Application.  If the allocations to a Member's
Account otherwise required under this Plan for any Year would cause the limitations set forth in Section 3.4 to be exceeded for that Year, contributions otherwise required with respect to such
 Member under this Article III shall be reduced to the extent necessary to comply with those limitations.  If such reduction is not effected in time to prevent such allocations for any Limita-
tion Year (as defined in Section 3.6) from exceeding such limita-tions, such excess shall be used to reduce contributions for such Member in the next Limitation Year and each succeeding Limitation
Year if necessary; provided, that if the Member is not covered by the Plan at the end of the current Limitation Year, the portion exceeding the limitations set forth in Section 3.4.3 shall be held unallocated in a suspense account for such Limitation Year and shall be allocated and reallocated to the Accounts of all
Members in the next Limitation Year before any other Annual
Additions are allocated to the Accounts of such Members.  The suspense account will reduce future contributions for all
remaining Members in the next Limitation Year, and each
succeeding Limitation Year if necessary.  If a suspense account is in existence at any time during the Limitation Year pursuant to this Section 3.5, it will participate in the allocation of the Fund's investment gains and losses. In the event of a termina-
tion of the Plan, unallocated amounts held in such suspense
account shall be allocated to the extent possible under this
Article III for the Limitation Year of termination. Any amount remaining in such suspense account upon termination of the Plan shall then be returned to the Employer, notwithstanding any other provision of the Plan or Trust Agreement. Reductions in benefits under this Article III arising by reason of a Member's partici-
pation in multiple plans shall be effected as follows:
(a) benefits and Annual Additions under continuing plans shall be reduced before benefits under any terminated plan, and
(b) benefits and Annual Additions under continuing plans shall be reduced in the reverse order in which benefits or Annual
Additions would otherwise accrue, except as any such plan may otherwise expressly provide.
		3.6	Limitation Year.  All determinations under Sec-
tions 3.4 and 3.5 shall be made by reference to the Year.

	ARTICLE IV
	Accounts
		4.1	Account.  The Administrator shall maintain an
Account on behalf of each Member, to which shall be credited contributions and forfeitures allocated to the Member pursuant to
Section 4.3.
		4.2	Eligibility to Share in Contributions and
Forfeitures.  Notwithstanding any other provision of this Plan, a
Member shall be eligible to share in contributions or forfeitures for a Year (a "Participating Member") only if he has not less than 1,000 Hours of Service during such Year and is an employee of an Employer or a Controlled Group Affiliate as of the last day of such Year, or ceased to be so employed during the Year by reason of death or Disability or on or after attainment of his
Normal Retirement Date; provided, that if a Member retires on or after his Normal Retirement Date, suffers Disability or dies during such Year, the 1,000 Hours of Service requirement shall be pro-rated.
		4.3	Allocation of Contributions and Forfeitures.  As
of the last day of each Year, the contribution and forfeitures for that Year shall be allocated to the Accounts of Participating Members. Such contribution and forfeitures shall be allocated to the Account of each Participating Member in the same ratio that the Compensation of the Participating Member bears to the total Compensation of all Participating Members for such Year.
		4.4	Investment of Account Balances.  The
Administrator shall direct the Trustee to divide the Fund into three or more Investment Funds, which shall have such investment objectives and characteristics as the Administrator shall determine and in which each Member's Account shall be invested according to such Member's instructions pursuant to Sections 4.5 through 4.7.  Notwithstanding its stated primary investment
objectives, any Investment Fund may make or retain investments of such nature, or such cash balances, as may be necessary or
appropriate in order to effect distributions or to meet other administrative requirements of the Plan.
		4.5	Designation of Investment Funds for Future
Contributions.  A Member may designate the percentage of his share of the Employer contribution for each year which is to be allocated to each Investment Fund. The Administrator shall from time to time determine the minimum percentage, and the multiples thereof, that may be invested in any Investment Fund. Such designation shall be given on the Appropriate Form at such time as the Administrator shall prescribe, and the Member shall have the opportunity to obtain written confirmation of each such
designation. In the event that a Member fails to make such a designation, all contributions for such Member shall be invested in the Investment Fund having the greatest expected stability of principal. Any designation under this Section 4.5 shall be effective as of the first date for which it can be given effect under the procedures established by the Administrator, and
continue in effect until changed by the filing of a new
designation under this Section 4.5.  The Administrator may set a limit on the number of such changes that may be made by a Member in any 12-month period.
		4.6	Designation of Investment Funds for Existing
Account Balances. A Member may, by giving notice to the Administrator on the Appropriate Form during such period as the Administrator shall prescribe, designate the percentage of the then existing balance of his Accounts which shall be invested in each Investment Fund. The Administrator shall from time to time determine the minimum percentage, and the multiples thereof, that may be invested in any Investment Fund, and may set a limit on the number of such designations that a Member may make in any 12-month period. Any designation under this Section 4.6 shall be effective as of the first date for which it can be given effect under the procedures established by the Administrator. A Member shall have the opportunity to obtain written confirmation of each such designation. Following a Member's death and pending distribution in respect of his Accounts, his Beneficiary may exercise the rights provided under this Section 4.6 with respect to the portion of the Accounts from which such Beneficiary will receive a distribution.


		4.7	Valuation of Investment Funds.  As of each
Valuation Date, the Administrator shall determine the net fair market value of the assets of each Investment Fund, and based on such valuation shall proportionately adjust each Member's Account to reflect its allocable Investment Adjustment; provided,
however, that no Account shall share in such allocation after the Valuation Date established for distribution thereof. A Member's interest in each Investment Fund shall be reduced by the amount of distributions or withdrawals therefrom (including transfers to any other Investment Fund) and shall be increased by the amount of any transfers thereto from any other Investment Fund, in such manner as the Administrator may deem appropriate.
		4.8	Correction of Error.  The Administrator may
adjust the Accounts of any or all Members or Beneficiaries in
order to correct errors or rectify omissions, in such manner as it believes will best result in the equitable and nondiscrimi-
natory administration of the Plan.
		4.9	Allocation Shall Not Vest Title.  The fact that
allocation is made and amounts credited to a Member's Account shall not vest in such Member any right, title or interest in and to any assets except at the time or times and upon the terms and conditions expressly set forth in this Plan, nor shall the
Trustee be required to segregate physically the assets of the
Fund by reason thereof.
		4.10	Statement of Accounts.  The Administrator shall
distribute to each Member a statement showing his interest in the Fund at least once during each twelve-month period.



	ARTICLE V
	Vesting and Distribution of Benefits
		5.1	Vesting.
			5.1.1	Full Vesting.  Upon a Member's Termina-
tion of Employment on account of death or Disability, or
upon his attainment of his Normal Retirement Date (or any
higher age) while employed by an Employer or an Affiliate,
his Account shall have a Vested Percentage of 100%.
			5.1.2	Vesting Schedule.  Upon a Member's
Termination of Employment for a reason other than death,
Disability or retirement on or after his Normal Retirement
Date, he shall be entitled to receive the Vested Percentage
of the balance in his Account, determined on the basis of
the Member's Years of Service, as follows:
		Years of Service	Vested Percentage

		Less than 5			0%

		5 or more			100%


		5.2	Distribution on Termination of Employment.
			5.2.1	When a Member's employment terminates
for any reason, the Vested Percentage of the balance of his
Account shall be distributed to him or, if distribution is being made by reason of death (or after his death following Termination of Employment), to his Beneficiary.  Such distribution shall be made in accordance with the further provisions of this Article V.
			5.2.2	The amount to be distributed pursuant
to this Section 5.2 shall be determined by a valuation of the Member's Account on the Valuation Date coinciding with or immediately preceding the date of distribution.
		5.3	Payment of Benefits.


			5.3.1	 In General.  Any amount distributable
with respect to a Member whose employment terminates for any reason other than death shall be paid in cash in a single sum, not later than December 31 of the Year following the Year in which the Termination of Employment occurs. Notwithstanding the foregoing, if the nonforfeitable balance of the Member's Account exceeds $3,500 (or exceeded $3,500 at the time of any prior distribution), (a) such Member's benefit shall not be so distributed prior to his Normal Retirement Date without the Member's written consent, and (b) if such consent is not given within such time as the Administrator shall prescribe, such benefit shall instead be distributed after the Member's Normal Retirement Date, as if he had terminated employment on that date.
 Distribution shall in all events commence no later than 60 days after the close of the Year in which occurs the later of the Member's Normal Retirement Date or most recent Termination of Employment. If distribution is deferred until the Member's
Normal Retirement Date, his Account shall be credited or charged with applicable Investment Adjustments through the Valuation Date preceding or coinciding with his Normal Retirement Date. For purposes of the Plan, if the nonforfeitable balance of a Member's Account is zero, the Member shall be deemed to have received a single-sum distribution of such nonforfeitable balance upon his Termination of Employment. The nonvested portion of the Account of a Member who is deemed to have received a single-sum distribution of his nonforfeitable balance under this Section 5.3 shall be forfeited pursuant to Section 5.4.


			5.3.2	Notice Period.  If a distribution is
one to which sections 401(a)(11) and 417 of the Code do not apply, such distribution may commence less than 30 days after the notice required under Treas. Reg. section 1.411(a)-11(c) provided that: (a) the Administrator clearly informs the Member that the Member has a right to a period of at least 30 days after receiving the notice to consider the decision of whether or not to elect a distribution (and, if applicable, a particular distribution option), and (b) the Member, after receiving the notice, affirmatively elects a distribution.


		5.4	Forfeitures.


			5.4.1	Forfeitures.  The nonvested portion of
a terminated Member's Account shall be valued as of, and
forfeited on, the Valuation Date coincident with or next
following his Termination of Employment.  All amounts
forfeited pursuant to this Section 5.4 shall be reallocated
to the Accounts of Participating Members as of the last day
of each Year as provided in Section 4.3; provided, that if a
Member is reemployed by an Employer or Affiliate prior to
the last day of the Year in which he incurs a Termination of
Employment, no portion of his Account shall be forfeited or
reallocated.
			5.4.2	Reemployment.  The forfeited portion of
a Member's Account shall be restored if he is reemployed by
an Employer or Affiliate before he incurs five consecutive
One-Year Breaks in Service.
		5.5	Payment of Death Benefits.
			5.5.1	In General.  In the event of the death
of a Member prior to his Termination of Employment, the
balance in his Account shall be distributed to his
Beneficiary.  Any amounts credited to the deceased Member's
Account as of the last day of the Year in which he dies
shall also be distributed to his Beneficiary. Both of these distributions shall be made not later than December 31 of the Year following the Year in which the Member's death
occurs; provided, that if the Member had attained his Normal
Retirement Date prior to his death, distribution shall be
made not later than 60 days following the close of the Year
in which his death occurs.  Notwithstanding the foregoing,
if the Beneficiary is the Member's spouse, distribution
shall be made within 90 days of the Member's death if
reasonably practicable and otherwise as soon as practicable.
			5.5.2	Designation of a Beneficiary.  A
Member's sole Beneficiary shall be his surviving spouse (if
the Member has a surviving spouse) unless the Member has
designated another Beneficiary with the written consent of
such spouse.  The consent of the spouse shall not be
effective unless it specifies the Beneficiary by name or
class, acknowledges the effect of such designation, and is
witnessed by a notary public or Plan representative.  If a
Member has no spouse, or his spouse consents to the
designation of a different Beneficiary as provided above, or it is established to the satisfaction of the Administrator
that the spouse cannot be located or has legally separated
from or abandoned the Member (within the meaning of local
law) and the Member has a court order to such effect, the
Member shall be entitled to designate one or more
Beneficiaries to receive any benefits distributable under
this Section 5.5 by filing with the Administrator a
designation of Beneficiary in such form as may be prescribed by the Administrator.  Any consent, or deemed consent in the absence of a spouse, that satisfies the requirements of this
Section 5.5.2 shall be effective only with respect to the
spouse who gives, or is deemed to give, such consent, and
may not be revoked by such spouse with respect to the
election or other action to which such consent pertains.  A
Beneficiary designation shall be effective when duly
executed and delivered to the Administrator.  It may be
revoked by filing with the Administrator a subsequent
designation or a written instrument of revocation in the
form prescribed by him, but any such designation or
revocation which has the effect of naming a person other
than the surviving spouse as sole Beneficiary is subject to
the above spousal consent requirements.
			5.5.3	Distribution to Minor or Incompetent.
Any death benefit distributable to a minor or incompetent
shall be distributed pursuant to Section 10.7.
			5.5.4	Absence of a Beneficiary.  If a Member
has failed to effectively designate a Beneficiary to receive the Member's death benefit, or a Beneficiary previously
designated has predeceased the Member and no alternative
designation has become effective, such benefit shall be
distributed to his surviving spouse, if any, or if no spouse survives, to the Member's estate.
			5.5.5	Proof of Death.  The Administrator may
require such proof of death and such evidence of the right
of any person to receive all or part of the death benefit of a deceased Member as the Administrator may deem desirable.
The Administrator's determination of the fact of death of a
Member and of the right of any person to receive distribu-
tions as a result thereof shall be conclusive upon such
Member and all persons having or claiming any right in the
Fund on account of such Member.
			5.5.6	Designation of Method of Distribution.
 Notwithstanding the provisions of Section 5.4, a Member
(or, after his death, his Beneficiary) may direct the
Administrator to cause any distribution in respect of his
Account following his death to be paid in installments over
a period not to exceed five years, by filing with the
Administrator a designation of method of payment in such
form as may be prescribed by the Administrator.  Any amount
so distributable shall be held in the Member's Account,
invested pursuant to the provisions of Section 4.6, and
adjusted as provided in Section 4.7 until distribution is
complete.
			5.5.7	Undistributed Balance of Terminated
Member.  In the event that a Member shall terminate
employment with a vested balance in his Account and shall
die prior to the complete distribution of such vested
balance, the undistributed portion of such vested balance
shall be distributed to his Beneficiary in the manner
provided for in this Section 5.5.  Notwithstanding the
foregoing, the Administrator and Trustee shall be fully
protected in making distribution in the name of any such
Member prior to the Trustee's receiving actual notice of the death of such Member, and no Beneficiary of a deceased
Member shall have any interest in such Member's vested
Account balance to the extent that any such distribution
shall have been made.
			5.5.8	Discharge of Liability.  If
distribution in respect of a Member's Account is made to a
person reasonably believed by the Administrator or his
delegate (taking into account any document purporting to be
a valid consent of the Member's spouse, or any representa-
tion by the Member that he is not married) to properly
qualify as the Member's Beneficiary under the provisions of
this Section 5.5, the Plan shall have no further liability
with respect to such account (or the portion thereof so
distributed).
		5.6	Distribution at Age 70-1/2.  The Account balance
of a Member who attains age 70-1/2 shall be distributed to him in a single sum no later than the first day of April following the calendar year in which such Member attains age 70-1/2, even if he is still employed.  Distribution shall be made as though the
Member had retired.  Any amount subsequently allocated to the
Member's Account under the Plan shall be distributed to the
Member as soon as practicable following the date of such
allocation (or, in the event the Member is still employed, as soon as practicable after the end of the Year in respect of which the allocation is made).
		5.7	Delay of Payment.  Notwithstanding any
provisions to the contrary contained in this Plan, in the event that the amount of a payment required to commence on the date otherwise determined under this Plan cannot be ascertained by such date, or if it is not possible to make such payment on such date because the Administrator has been unable to locate the
Member (or, in the case of a deceased Member, his Beneficiary)
after making reasonable efforts to do so, a payment retroactive to such date may be made no later than 60 days after the earliest date on which the amount of such payment can be ascertained under this Plan or the date on which the Member (or Beneficiary) is located, whichever is applicable.
		5.8	Qualified Domestic Relations Orders.
			5.8.1	Definition.  For purposes of this
Section 5.8.1, "Qualified Domestic Relations Order" means
any judgment, decree or order (including approval of a prop-
erty settlement) made pursuant to a state domestic relations law (including a community property law) which relates to
the provision of child support, alimony payments or marital
property rights to a spouse, former spouse, child or other
dependent of a Member and which creates or recognizes the
existence of a right of (or assigns a right to) such spouse, former spouse, child or other dependent (the "Alternate
Payee") to receive all or a portion of the benefits payable
with respect to a Member under the Plan.  A Qualified
Domestic Relations Order must clearly specify the amount or
percentage of the Member's benefits to be paid to the
Alternate Payee by the Plan (or the manner in which such
amount or percentage is to be determined) and the number of
payments or period to which such order applies.  A Qualified
Domestic Relations Order (a) may not require the Plan (i) to provide any form or type of benefits or any option not
otherwise provided under the Plan, (ii) to pay benefits to
an Alternate Payee under such order which are required to be paid to another Alternate Payee under another such order
previously filed with the Plan, or (iii) to provide
increased benefits (determined on the basis of actuarial
equivalents), but (b) may require payment of benefits to the
Alternate Payee under the order (i) at any time after the
date of the order, (ii) as if the Member had retired on the
date on which such payment is to begin under such order
(taking into account only the benefits in which the
Participant is then vested) and (iii) in any form in which
such benefits may be paid to the Member.
			5.8.2	Distributions.  The Administrator shall
recognize and honor any judgment, decree or order entered on or after January 1, 1985 under a state domestic relations law which the Administrator determines to be a Qualified
Domestic Relations Order in accordance with such reasonable procedures to determine such status as the Administrator shall establish. Without limitation of the foregoing, the Administrator shall notify a Member and the person entitled to benefits under a judgment, decree or order which purports to be a Qualified Domestic Relations Order of (a) the receipt thereof, (b) the Plan's procedures for determining whether such judgment, decree or order is a Qualified Domes-tic Relations Order and (c) any determination made with respect to such status. During any period during which the Administrator is determining whether any judgment, decree or order is a Qualified Domestic Relations Order, any amount which would have been payable to any person pursuant to such order shall be separately accounted for (and adjusted to reflect its appropriate share of the Investment Adjustments as of each Valuation Date pursuant to Article IV) pending payment to the proper recipient thereof. Any such amount, as so adjusted, shall be paid to the person entitled to such payment under any such judgment, decree or order if the Administrator determines such judgment, decree or order to be a Qualified Domestic Relations Order within 18 full cal-endar months commencing with the date on which the first payment would be required to be made under such judgment, decree or order. If the Administrator is unable to make such a determination within such time period, payment under the Plan shall be as if such judgment, decree or order did not exist and any such determination made after such time period shall be applied prospectively only.


		5.9	Direct Rollover of Eligible Rollover Distri-
butions. This Section applies to distributions from the Plan made on or after January 1, 1993. Notwithstanding any provisions of this Plan that would otherwise limit a Distributee's election under this Section 5.9, a Distributee may elect, at the time and in the manner prescribed by the Administrator, to have any portion of an Eligible Rollover Distribution paid in a Direct
Rollover directly to an Eligible Retirement Plan specified by the Distributee.
			5.9.1  Definitions.  For purposes of this
Section 5.9, the following terms shall have the meanings specified below.
				5.9.1.1  Eligible Rollover
Distribution. Any distribution of all or any portion of the balance to the credit of a Distributee under the Plan, except that an Eligible Rollover Distribution does not include: any distribution that is one of a series of substantially equal periodic payments (not less frequent than annual) made for the life (or life expectancy) of the Distributee or the joint lives (or life expectancies) of the Distributee and the Distributee's Beneficiary, or for a specified period of ten years or more; any distribution to the extent such distribution is required under section 401(a)(9) of the Code; the portion of any distribution that is not includible in gross income; and any deemed distribution occurring upon the Member's Termination of Employment under which the Member's account balance is offset by the amount of an outstanding Plan loan.
				5.9.1.2  Eligible Retirement Plan.  An
individual retirement account described in section
408(a) of the Code, an individual retirement annuity described in section 408(b) of the Code, an annuity plan described in section 403(a) of the Code, or another employer's qualified trust described in section
401(a) of the Code, that accepts a Distributee's
Eligible Rollover Distribution. However, in the case of an Eligible Rollover Distribution to the surviving
Spouse, an Eligible Retirement Plan is only an individual retirement account or individual retirement annuity.
				5.9.1.3  Distributee.  A Member, a
Member's surviving Spouse or a Member's Spouse or former Spouse who is the Alternate Payee under a Qualified Domestic Relations Order (as defined in section 414(p) of the Code and Section 5.8.1).


				5.9.1.4  Direct Rollover.  A payment by
the Plan to an Eligible Retirement Plan specified by a Distributee, in the manner prescribed by the Administrator.


			5.9.2  Limitation.  No more than one Direct
Rollover may be elected by a Distributee for each Eligible
Rollover Distribution.
			5.9.3 Default Procedure. If, upon Termination of Employment, the value of a Member's Accounts does not exceed $3,500 (and did not exceed $3,500 at the time of any prior distribution under the Plan), and such Member does not make a timely election under this Section 5.9 to make a Direct Rollover, the Member's Accounts shall be distributed to the Member in accordance with Section 5.3.


	ARTICLE VI
	Administration of the Plan
		6.1	Fiduciary.  The named fiduciary under the Plan
shall be the Administrator, who shall have authority to control and manage the operation and administration of the Plan, except that he shall have no authority or responsibility with respect to those matters which under any applicable trust agreement, insur-
ance policy or similar contract are the responsibility, or sub-
ject to the authority, of the Trustee, any insurance company or similar organization.  The named fiduciary under the Plan shall have the right, by written instrument executed by him, to desig-
nate persons other than the named fiduciary to carry out fidu-
ciary responsibilities under the Plan.
		6.2	The Administrator.
			6.2.1	Appointment of Administrator.  The
Board of Directors shall appoint an Administrator to admin-
ister the Plan, without regard to whether or not he is an
officer or employee of an Employer or a Member of the Plan,
or whether or not he is serving as a Trustee of this Plan,
and he shall serve at the pleasure of the Board of Direc-
tors.  The Administrator may resign by delivering his writ-
ten resignation to the Board of Directors.  Any vacancy in
the position of Administrator, arising for any reason what-
soever, shall be filled by the Board of Directors. If the Administrator is also a Member of this Plan, he shall not vote or act upon any matter relating solely to himself.  In
the event no Administrator is then serving, or if the Admin-
istrator is incapable of taking action with respect to any
matter (because the matter relates solely to himself, or for any other reason), the Board of Directors shall administer
the Plan as if it were the Administrator.
			6.2.2	Duties.  The Administrator shall
administer the Plan and shall have all powers and discretion necessary or helpful for carrying out his responsibilities,
including, without limitation, the power and complete
discretion:  to make such rules as he may deem necessary;
with the approval of the Board of Directors, to employ such
persons as he shall deem necessary or desirable to assist in the administration of the Plan; to determine any question
arising in the administration, interpretation and
application of the Plan; and to correct defects, supply
omissions and reconcile inconsistencies to the extent
necessary to effectuate the Plan. The determinations of the Administrator shall be conclusive and binding on all persons.  All distributions of the assets of the Fund shall
be made by the Trustee at the written direction of the
Administrator.  All expenses of the Administrator shall be
paid by the Company, and such expenses shall include any
expenses authorized by the Board of Directors as necessary
or desirable in the administration of the Plan.
		6.3	Notification of Members.  Annually, after all
allocations required hereunder for each Year have been made, the Administrator shall provide each Member with a statement of the balance in his Account.
		6.4	Advisers.  Any named fiduciary under the Plan,
and any fiduciary designated by a named fiduciary to whom such power is granted by a named fiduciary under the Plan, may employ one or more persons to render advice with regard to any respon-sibility such fiduciary has under the Plan, including, without limitation, an investment manager or managers, as defined in
ERISA, to manage (including the power to acquire, invest and dispose of) any assets of the Plan.
		6.5	Service in Multiple Capacities.  Any person or
group of persons may serve in more than one fiduciary capacity with respect to the Plan.
		6.6	Limitation of Liability; Indemnity.
			6.6.1	Delegation of Duty.  Except as other-
wise provided by law, if any duty or responsibility of a
named fiduciary has been allocated or delegated to any other person in accordance with any provision of this Plan, then
such named fiduciary shall not be liable for any act or
omission of such person in carrying out such duty or
responsibility.
			6.6.2	Limitation of Liability.  Except as
otherwise provided by law, no person who is a named fidu-
ciary, or any employee, director or officer of any Employer
or Affiliate, shall incur any liability whatsoever on
account of any matter connected with or related to the Plan
or the administration of the Plan, unless such person shall
have acted in bad faith or been guilty of willful misconduct or gross negligence in respect of his duties, actions or
omissions in respect of the Plan.
			6.6.3	Indemnity.  The Company shall indemnify
and save harmless each employee, director or officer of any
Employer or Affiliate who serves in a fiduciary or any other capacity under or with respect to the Plan, from and against any and all loss, liability, claim, damage, cost and expense which may arise by reason of, or be based upon, any matter
connected with or related to the Plan or the administration
of the Plan (including, but not limited to, any and all
expenses whatsoever reasonably incurred in investigating,
preparing or defending against any litigation, commenced or
threatened, or in settlement of any such claim whatsoever),
unless such person shall have acted in bad faith or been
guilty of willful misconduct or gross negligence in respect
of his duties, actions or omissions in respect of the Plan.
		6.7	Reliance on Information.  The Administrator and
any Employer and its officers, directors and employees shall be entitled to rely upon all tables, valuations, certificates, opin-
ions and reports furnished by any accountant, trustee, insurance company, counsel or other expert who shall be engaged by an
Employer or the Administrator, and the Administrator and any
Employer and its officers, directors and employees shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon, and all action so taken or suff-
ered shall be conclusive upon all persons affected thereby.
		6.8	Funding Policy.  The funding policy and method
of the Plan shall consist of the receipt of contributions and the investment thereof pursuant to the provisions of the Plan.
		6.9	Proper Proof.  In any case in which an Employer
or the Administrator shall be required under the Plan to take action upon the occurrence of any event, they shall be under no obligation to take such action unless and until proper and satis-factory evidence of such occurrence shall have been received by them.
		6.10	Genuineness of Documents.  The Administrator,
and any Employer and its respective officers, directors and employees, shall be entitled to rely upon any notice, request, consent, letter, telegram or other paper or document believed by them or any of them to be genuine, and to have been signed or sent by the proper person, and shall be fully protected in respect of any action taken or suffered by them in good faith in reliance thereon.


		6.11	Expenses.  Except to the extent paid by an
Employer, the expenses of the administration of the Plan shall be deemed to be expenses of the Fund and shall be paid therefrom.

	ARTICLE VII
	The Trust Agreement
		7.1	The Trust Agreement.  The Company, on behalf of
itself and each other Employer, shall enter into a Trust Agree-
ment with the Trustee providing for the establishment of a Fund hereunder consisting of all contributions to the Plan and earnings and profits thereon.  The Trust Agreement shall be
deemed to form a part of this Plan, and any and all rights which may accrue to any person under this Plan shall be subject to all the terms and provisions of such Trust Agreement.  Copies of the
Trust Agreement shall be filed with the Administrator and, upon reasonable application and notice, shall be made available for inspection by any Member.
		7.2	Rights of the Company.  Except as otherwise
expressly provided in the Trust Agreement, upon the transfer by an Employer of any money or assets to the Fund, all interest of the Employer therein shall cease and terminate, legal title to such Fund shall be vested absolutely in the Trustee and no part of the Fund or income therefrom shall be used for or diverted to purposes other than the exclusive benefit of the Members and their Beneficiaries as provided herein; provided, however, that:
			(a) A contribution that is made by an Employer by a mistake of fact may be returned to the Employer upon its request within one year after the payment of the contri-
bution;
			(b) A contribution that is conditioned upon its deductibility under section 404(a) of the Code may be returned to the Employer upon its request, to the extent
that the contribution is disallowed as a deduction, within
one year after such disallowance; and
			(c)  A contribution that is conditioned on
initial qualification of the Plan under section 401(a) of
the Code may, if the Plan does not so qualify, be returned
(together with any earnings thereon) to the contributing
Employer within one year after the date of denial of
qualification of the Plan.
		7.3	Duties and Responsibilities of the Trustee.  The
Trustee will hold and invest all funds as provided herein and in the Trust Agreement. The Trustee will make, at the written direction of the Administrator, all payments to Members and their Beneficiaries.


	ARTICLE VIII
	Amendment
		8.1	Right of the Company to Amend the Plan.  The
Company shall have the right at any time and from time to time to amend any or all of the provisions of this Plan. Except as pro-vided in Section 8.3, no such amendment shall authorize or permit any part of the Fund to be used for or diverted to purposes other than for the exclusive benefit of the Members and their Beneficiaries, nor shall any amendment reduce any amount then credited to the individual account of any Member, reduce any

Member's vested interest in his account, or affect the rights, duties and responsibilities of the Trustee without his written consent.
		8.2	Plan Merger.  In the case of any merger or
consolidation with, or transfer of assets or liabilities to, any other plan, each Member shall be entitled to a benefit immedi-
ately after the merger, consolidation, or transfer (if such other plan then terminated) which is equal to or greater than the bene-
fit he would have been entitled to receive immediately before the merger, consolidation or transfer (if the Plan had then been terminated).
		8.3	Amendments Required by Law.  All provisions of
this Plan, and all benefits and rights granted hereunder, are subject to any amendments, modifications or alterations which are necessary from time to time, (a) to qualify the Plan under sec-tion 40l(a) of the Code and the regulations and rulings there-under, (b) to continue the Plan as so qualified, or (c) to comply with any other provision of law. Accordingly, notwithstanding any other provision of this Plan, the Company may amend, modify or alter the Plan with retroactive effect in any respect or man-ner necessary to qualify the Plan under section 40l(a) of the Code, to continue the Plan as so qualified, to meet the afore-mentioned statutory requirements or to comply with any other provision of applicable law.

	ARTICLE IX
	Discontinuance of Contributions  and Termination of the Plan
		9.1	Right to Terminate the Plan or Discontinue Con-
tributions.  The Employers have established the Plan with the bona fide intention and expectation that from year to year they will be able to and will deem it advisable to make contributions as herein provided.  In any given Year, however, the board of directors of an Employer may determine that circumstances make it impossible or inadvisable for the Employer to make contributions in respect of that Year.  The failure of such board of directors to authorize contributions in respect of any Year shall not con-stitute a termination of the Plan. However, the Company reserves the right in its discretion to terminate the Plan or completely discontinue contributions thereto at any time, with respect to any or all Employers.
		9.2	Manner of Termination.  The Board of Directors
shall have the power in its discretion to terminate the Plan by appropriate resolution. A certified copy of such resolution or resolutions shall be delivered to the Administrator, and as soon as possible thereafter the Administrator shall deliver to the
Trustee a copy of the resolution or resolutions and shall give appropriate notice to the Members.
		9.3	Effect of Termination.  In the event of the
complete or partial termination (within the meaning of section 4ll(d)(3) of the Code) of the Plan or a complete discontinuance of contributions by the Employers, the rights of all affected
Members to their Accounts as of the date of such termination or such complete discontinuance of contributions shall be fully vested and nonforfeitable (within the meaning of section 4ll of the Code and regulations thereunder).  After the date of a com-
plete termination specified in the resolution or resolutions adopted by the Board of Directors, the Employers shall make no further contributions under the Plan. In the event of a complete discontinuance of contributions without a termination of the
Plan, the Administrator shall remain in existence and all provi-
sions of the Plan shall remain in force which are necessary in the opinion of the Administrator, other than the provisions for contributions, and the Fund shall remain in existence and all provisions of the Trust Agreement shall remain in force which are necessary in the sole opinion of the Administrator, other than provisions relating to contributions.
		9.4	Distribution of the Fund.  In the event of a
termination of the Plan, the Trustee shall apply each Member's account to the benefit of such Member (or his Beneficiary) in accordance with the instructions of the Administrator. Except as specifically provided in Section 9.2 or in the Trust Agreement, no assets will revert from the Trust to any Employer.
		9.5	Expenses of Termination.  In the event of the
complete or partial termination of the Plan, the expenses inci-dent thereto shall be a prior claim and lien upon the assets of the Trust Fund, and shall be paid or provided for prior to the distribution of any benefits pursuant to such termination.

	ARTICLE X
	Miscellaneous Provisions
		10.1	Plan Not a Contract of Employment.  Neither the
establishment of the Plan created hereby, nor any amendment
thereof, nor the creation of any fund or account, nor the payment of any benefits hereunder, shall be construed as giving to any
Member or other person any legal or equitable right against any Employer, any officer or employee thereof, the Board of Directors or any member thereof, the Administrator, or any Trustee, except as provided herein and under no circumstances shall the terms of employment of any Member be in any way affected hereby.
		10.2	Source of Benefits.  All benefits payable under
the Plan shall be paid or provided for solely from the Fund and the Employers assume no liability or responsibility therefor.
The Employers are under no legal obligation to make any contribu-
tions to the Fund.  No action or suit shall be brought by any
Employee or Beneficiary, or by any Trustee, against any Employer for any such contribution.
		10.3	Spendthrift Clause.  Except as may be otherwise
required by a Qualified Domestic Relations Order (as defined in section 5.8.1) or other applicable law, no benefit or payment under the Plan shall be subject in any manner to anticipation, alienation, sale, transfer, assignment, pledge, encumbrance or charge, whether voluntary or involuntary, and no attempt so to anticipate, alienate, sell, transfer, assign, pledge, encumber or charge the same shall be valid, nor shall any such benefit or payment be in any way liable for or subject to the debts,
contracts, liabilities, engagements or torts of any person
entitled to such benefit or payment, or subject to attachment, garnishment, levy, execution or other legal or equitable process.
		10.4	Merger.  The merger or consolidation of the
Company with any other company or the transfer of the assets of the Company to any other company by sale, exchange, liquidation or otherwise or the merger of this Plan with any other retirement plan shall not in and of itself result in the termination of the
Plan or be deemed a Termination of Employment of any Employee.
		10.5	Claims Procedure.  The Administrator shall
establish a claims procedure in accordance with applicable law, under which any Member or Beneficiary whose claim for benefits has been denied shall have a reasonable opportunity for a full and fair review of the decision denying such claim.


		10.6	Identity of Proper Payee.  The determination of
the Administrator as to the identity of the proper payee of any payment and the amount properly payable shall be conclusive, and payment in accordance with such determination shall constitute a complete discharge of all obligations on account thereof.
		10.7	Inability to Locate Distributee.  Notwithstand-
ing any other provision of the Plan, in the event that the Admin-istrator cannot locate any person to whom a payment or distribu-
tion is due under the Plan, and no other payee has become enti-
tled thereto pursuant to any provision of the Plan, the account in respect of which such payment or distribution is to be made shall be forfeited at the close of the third Year following the
Year in which such payment or distribution first became due (but in all events prior to the time such account would otherwise escheat under any applicable state law); provided, that any
account so forfeited shall be reinstated if such person subseq-
uently makes a valid claim for such benefit.
		10.8	Payment to a Minor or Incompetent.  If any
amount is payable to a minor or other legally incompetent person, such amount may be paid in any of the following ways, as the Administrator in his sole discretion shall determine:
			(a)  To the legal representatives of such minor
or other incompetent person;
			(b)  Directly to such minor or other incompetent
person;
			(c) To a parent or guardian of such minor, or to a custodian for such minor under the Uniform Gifts to
Minors Act (or similar statute) of any jurisdiction or to
the person with whom such minor shall reside.
Payment to such minor or incompetent person, or to such other person as may be determined by the Administrator, as above pro-
vided, shall discharge all Employers, the Administrator, the
Trustees and any insurance company or other person or corporation making such payment pursuant to the direction of the Administra-
tor, and none of the foregoing shall be required to see to the proper application of any such payment to such person pursuant to the provisions of this Section 10.8.
		10.9	Doubt as to Right to Payment.  If at any time
any doubt exists as to the right of any person to any payment hereunder or as to the amount or time of such payment (including, without limitation, any doubt as to identity, or any case in which any notice has been received from any other person claiming any interest in amounts payable hereunder, or any case in which a claim from other persons may exist by reason of community prop-
erty or similar laws) the Administrator shall be entitled, in its discretion, to direct the Trustee (or any insurance company) to hold such sum as a segregated amount in trust until such right or amount or time is determined or until order of a court of compe-
tent jurisdiction, or to pay such sum into court in accordance with appropriate rules of law in such case then provided, or to make payment only upon receipt of a bond or similar indemnifi-
cation (in such amount and in such form as is satisfactory to the
Administrator).
		10.10	Estoppel of Members and Beneficiaries.  The
Employers, Administrator and Trustee may rely upon any certif-
icate, statement or other representation made to them by any
Employee, Member or Beneficiary with respect to age, length of service, leave of absence, date of cessation of employment or other fact required to be determined under any of the provisions of the Plan, and shall not be liable on account of the payment of any benefits or the doing of any act in reliance upon any such certificate, statement or other representation. Any such cer-
tificate, statement or other representation made by an Employee or Member shall be conclusively binding upon such Employee or
Member and his Beneficiary and estate, and such Employee, Member, Beneficiary and estate shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other representation.  Any such certificate, state-
ment or other representation made by a Beneficiary shall be con-clusively binding upon such Beneficiary, and such Beneficiary shall thereafter and forever be estopped from disputing the truth and correctness of such certificate, statement or other represen-
tation.
		10.11	Separability.  If any provision of the Plan or
the Trust Agreement is held invalid or unenforceable, its inva-
lidity or unenforceability shall not affect any other provisions of the Plan and/or the Trust Agreement, and the Plan and Trust
Agreement shall be construed and enforced as if such provision had not been included therein.
		10.12	Captions.  The captions contained herein are in-
serted only as a matter of convenience and for reference and in no way define, limit, enlarge or describe the scope or intent of the Plan nor in any way shall affect the Plan or the construction of any provision thereof.
		10.13	Usage.  Whenever applicable, the masculine
gender, when used in the Plan, shall include the feminine or neuter gender, and the singular shall include the plural.


		10.14	Family Members of Highly Compensated Employees.
 In determining the identity of Highly Compensated Employees and employees who are not Highly Compensated Employees, and their treatment under the Plan, and for purposes of section 401(a)(17) of the Code, if an employee is, during a "determination year" or "look-back year" (as such terms are defined in Section 1.16), a "family member" of either a 5-percent owner (as described in Section 12.1.2(c)) who is an active or former employee or a Highly Compensated Employee who is one of the 10 most highly compensated employees ranked on the basis of Compensation for such year, then the "family member" and the 5-percent owner or top-ten Highly Compensated Employee shall be aggregated in the manner provided in sections 414(q)(6) and 401(a)(17) of the Code and applicable regulations. In such case, the "family member" and 5-percent owner or top-ten Highly Compensated Employee shall be treated as a single employee receiving Compensation and Plan contributions equal to the sum of such Compensation and contri-butions of the "family member" and 5-percent owner or top-ten
Highly Compensated Employee. For purposes of this Section 10.14, "family member" means (i) with respect to the determination of who is a Highly Compensated Employee, the spouse and lineal ascendants and descendants of the employee or former employee and the spouses of such lineal ascendants and descendants and
(ii) with respect to the application of section 401(a)(17) of the Code in any Plan Year, the spouse of the employee and any lineal descendants of the employees who have not attained age 19 before the close of such year.

	ARTICLE XI
	Leased Employees
		11.1	Definitions.  For purposes of this Article XI,
the term "Leased Employee" means any person (a) who performs or performed services for an Employer or Affiliate (hereinafter referred to as the "Recipient") pursuant to an agreement between the Recipient and any other person (hereinafter referred to as the "Leasing Organization"), (b) who has performed such services for the Recipient or for the Recipient and related persons (with-
in the meaning of section 144(a)(3) of the Code) on a substan-
tially full-time basis for a period of at least one year, and (c)
whose services are of a type historically performed by employees in the business field of the Recipient.
		11.2	Treatment of Leased Employees.  For purposes of
this Plan, a Leased Employee shall be treated as an ineligible employee of an Affiliate, whose service for the Recipient
(including service during the one-year period referred to in
Section 11.1) is to be taken into account in determining compli-
ance with the service requirements of the Plan relating to parti-cipation and vesting. However, the Leased Employee shall not be entitled to share in contributions or forfeitures under the Plan with respect to any service or compensation attributable to the period during which he is a Leased Employee, and shall not be eligible to become a Member eligible to accrue benefits under the
Plan unless and except to the extent that he shall at some time, either before or after his service as a Leased Employee, qualify as an Employee without regard to the provisions of this Article
XI (in which event, status as a Leased Employee shall be deter-
mined without regard to clause (b) of Section 11.1, to the extent required by applicable law).
		11.3	Exception for Employees Covered by Plans of
Leasing Organization. Section 11.2 shall not apply to any Leased Employee if such employee is covered by a money purchase pension plan of the Leasing Organization meeting the requirements of sec-
tion 414(n)(5)(B) of the Code and Leased Employees do not consti-
tute more than 20% of the aggregate "nonhighly compensated work force" (as defined in Section 414(n)(5)(C)(ii) of the Code) of all Employers and Affiliates.
		11.4	Construction.  The purpose of this Article XVI
is to comply with the provisions of section 4l4(n) of the Code.
All provisions of this Article shall be construed consistently therewith, and, without limiting the generality of the foregoing, no individual shall be treated as a Leased Employee except as required under such section.

	ARTICLE XII
	"Top-Heavy" Provisions
		12.1	Determination of "Top-Heavy" Status.
			12.1.1	Applicable Plans.  For purposes of this
Article XII, "Applicable Plans" shall include (a) each plan
of an Employer or Affiliate in which a Key Employee (as
defined in Section 12.1.2 for this Plan, and as defined in
section 416(i) of the Code for each other Applicable Plan)
participates during the five-year period ending on such
plan's "determination date" (as described in Section 12.1.4)
and (b) each other plan of an Employer or Affiliate which,
during such period, enables any plan in clause (a) of this
sentence to meet the requirements of sections 401(a)(4) and
410 of the Code.  Any plan not required to be included under the preceding sentence may also be included, at the option
of the Company, provided that the requirements of sections
401(a)(4) and 410 of the Code continue to be satisfied for
the group of Applicable Plans after such inclusion.
Applicable Plans shall include terminated plans, frozen
plans, and to the extent that benefits are provided with
respect to service with an Employer or an Affiliate, multi-
employer plans (described in section 414(f) of the Code) and multiple employer plans (described in section 413(c) of the
Code) to which an Employer or an Affiliate makes contribu-
tions.
			12.1.2	Key Employee.  For purposes of this
Article XII, "Key Employee" shall mean an employee (includ-
ing a former employee, whether or not deceased) of an
Employer or Affiliate who, at any time during a given Year
or any of the four preceding Years, is one or more of the
following:
				(a)  An officer of an Employer or
Affiliate having Earnings (as defined in Section 3.4.2,
but not to exceed $200,000 as adjusted from time to
time in accordance with section 401(a)(17) of the Code)
 of more than 50% of the dollar amount in effect under
section 415(b)(1) of the Code for any such Year; pro-
vided, that the number of employees treated as officers
shall be no more than 50 or, if fewer, the greater of
three employees or 10% of the employees (including
Leased Employees as described in Section 11.1 and
excluding employees described in section 414(q)(8) of
the Code).
				(b)  One of the 10 employees (i) having
Earnings from the Employer or Affiliate of more than
the dollar amount described in Section 3.4 and
(ii) owning (or considered as owning, within the
meaning of section 416(i) of the Code), the largest
percentage interests in value of an Employer or Affil-
iate, provided that such percentage interest exceeds
0.5% in value.  If two employees have the same interest
in the Employer or Affiliate, the employee having
greater Earnings shall be treated as having a larger
interest.
				(c)  A person owning (or considered as
owning, within the meaning of section 416(i) of the
Code), more than 5% of the outstanding stock of an
Employer or Affiliate, or stock possessing more than 5%
of the total combined voting power of all stock of the
Employer or Affiliate (or having more than 5% of the
capital or profits interest in any Employer or Affil-
iate that is not a corporation, determined under
similar principles).
				(d)  A 1% owner of an Employer or
Affiliate having Earnings of more than $150,000.  A
"1% owner" means any person who would be described in
Section 12.1.2(c) if "1%" were substituted for "5%" in
each place where it appears in Section 12.1.2(c).
			12.1.3	"Top-Heavy" Condition.  In any Year
during which the sum, for all Key Employees, of the present
value of the cumulative accrued benefits under all Applic-
able Plans which are defined benefit plans (determined based on the actuarial assumptions set forth in the "top-heavy"
provisions of such plans) and the aggregate of the accounts
under all Applicable Plans which are defined contribution
plans, exceeds 60% of a similar sum determined for all mem-
bers in such plans (but excluding members who are former Key
Employees), the Plan shall be deemed "Top-Heavy."
			12.1.4	Determination Date.  The determination
as to whether this Plan is "Top-Heavy" for a given Year
shall be made on the last day of the preceding Year (the
"Determination Date"); and other plans shall be included in
determining whether this Plan is "Top-Heavy" based on the
determination date as defined in Code section 416(g)(4)(c)
for each such plan which occurs in the same calendar year as such Determination Date for this Plan.
			12.1.5	Valuation.  The value of the account
balance of accrued benefits for each Applicable Plan will be determined subject to Code section 416 and the regulations
thereunder, as of the most recent Valuation Date occurring
within the 12-month period ending on the applicable deter-
mination date for such plan.
			12.1.6	Distributions within Five Years.  Sub-
ject to Section 12.1.7, distributions from the Plan or any
other Applicable Plan during the five-year period ending on
the applicable Determination Date shall be taken into
account in determining whether the Plan is "Top-Heavy."
			12.1.7	No Services within Five Years.  Bene-
fits and distributions shall not be taken into account with
respect to any individual who has not rendered any services
to any Employer or Affiliate at any time during the five-
year period ending on the applicable determination date.
			12.1.8	Compliance with Code Section 416.  The
calculation of the "Top-Heavy" ratio, and the extent to
which distributions, rollovers and transfers from this Plan
or any other Applicable Plan shall be taken into account,
will be made in accordance with Code section 416 and applic-
able regulations thereunder.
			12.1.9	Beneficiaries.  The terms "Key
Employee" and "Member" include their beneficiaries.
			12.1.10	Accrued Benefit Under Defined Benefit
Plans.  Solely for purposes of determining whether this Plan or any other Applicable Plan is "Top-Heavy" for a given
Year, the accrued benefit under any defined benefit plan of
a Member other than a Key Employee shall be determined under
(a) the method, if any, that uniformly applies for accrual
purposes under all defined benefit plans maintained by the
Employer or an Affiliate, or (b) if there is no such method, as if such benefit accrued not more rapidly than at the
slowest accrual rate permitted under the fractional accrual
rule of section 411(b)(1)(C) of the Code.
		12.2	Provisions Applicable in "Top-Heavy" Years.  For
any Year in which the Plan is deemed to be "Top-Heavy," the fol-
lowing provisions shall apply to any Member who has not termin-
ated employment before such Year.
			12.2.1	Required Allocation.  The amount of
Employer contributions and forfeitures which shall be allo-
cated to the account of any active Member who (a) is
employed by an Employer or Affiliate on the last day of the
Year and (b) is not a Key Employee shall be (i) at least 3%
of such Member's Earnings for such Year, or, (ii) if less,
an amount equal to such Earnings multiplied by the highest
allocation rate for any Key Employee.  For purposes of the
preceding sentence, the allocation rate for each individual
Key Employee shall be determined by dividing the Employer
contributions and forfeitures allocated to such Key
Employee's account under all Applicable Plans considered
together, by his Earnings up to $200,000; provided, however, that clause (ii) does not apply if this Plan enables a
defined benefit plan required to be so aggregated under
Section 12.1.1 to meet the requirements of section 401(a)(4)
or 410 of the Code.  The minimum-allocation provisions of
this Section 12.2.1 shall, to the extent necessary, be
satisfied by special Employer contributions made by the
Employer for that purpose.  Notwithstanding the foregoing,
the minimum allocations otherwise required by this Section
12.2.1 shall not be required to be made for any Member if
such Member is covered under a defined benefit plan main-
tained by an Employer or an Affiliate which provides the
minimum benefit required under section 416(c)(1) of the
Code, and/or to the extent that the minimum allocation
otherwise required by this Section 12.2.1 is made under
another defined contribution plan maintained by an Employer
or an Affiliate.  In addition, any minimum allocation
required to be made for a Member who is not a Key Employee
shall be deemed satisfied to the extent of the benefits
provided by any other qualified plan maintained by an
Employer or an Affiliate.
			12.2.2	Multiplier.  Except as otherwise pro-
vided by law, "1.00" shall be substituted for the multiplier
"1.25" required by section 415(e)(2)(B)(i) and (3)(B)(i) of
the Code, unless the following conditions are met:
				(a)  the percentage described in
Section 12.1.3 does not exceed 90%; and
				(b)  "4%" is substituted for "3%" in
Section 12.2.1.
Notwithstanding any other provision of this Plan, if the sum of the combined limitation fractions described in section 415(e)(2)
and (3) of the Code as applied to this Plan, calculated by sub-stituting "1.00" for "1.25" in applying section 415(e)(2)(B)(i)
and (3)(B)(i) of the Code, for any Member exceeds 100% for the last Year before the Plan becomes "Top-Heavy," such fractions shall be adjusted, in accordance with applicable regulations, so that their sum does not exceed 100% for such Year.
			12.2.3	Vesting.  Any Member shall be vested in
his account on a basis at least as favorable as is provided
under the following schedule:
		Years of Employment	Vested Percentage
		Less than 2 		        0%
		2 but less than 3	       20%
		3 but less than 4	       40%
		4 but less than 5	       60%
		5 but less than 6   	       80%
		6 or more		      100%
		In any Year in which the Plan is not deemed to be "Top-Heavy," the minimum Vested Percentage of any account shall be no less than that which was determined as of the last day of the last Year in which the Plan was deemed to be "Top-Heavy." The minimum vesting schedule set out above shall apply to all bene-fits within the meaning of Code section 411(a)(7) except those attributable to employee contributions, including benefits accrued before the effective date of this Article XIV and bene-fits accrued before the Plan became "Top-Heavy." Any vesting schedule change caused by alterations in the Plan's "Top-Heavy" status shall be deemed to result from a Plan amendment giving rise to the right of election required by Code section
411(a)(10)(B).
		The provisions of Sections 12.2.1 and 12.2.3 shall not apply to any employee included in a unit of employees covered by a collective bargaining agreement if, within the meaning of sec-tion 416(i)(4) of the Code, retirement benefits were the subject of good faith bargaining.
		IN WITNESS WHEREOF, CAPSTONE ELECTRONICS, INC. has caused this instrument to be executed by its duly authorized officer, and its corporate seal to be hereunto affixed, this ______ day of ____________, 1994.
						CAPSTONE ELECTRONICS,
INC.

	By__________________________
						  Title:
ATTEST:
__________________________
        Secretary

	SUPPLEMENT NO. 1


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Lex Electronics Inc., the Plan is amended as follows, effective September 27, 1991:


			S1.1 Solely for purposes of Section 2.1 of the Plan, an individual who became an employee of an Employer or Affiliate on or about September 27, 1991 in connection with the acquisition by Arrow Electronics, Inc. of all of the issued and outstanding shares of common stock of Lex Electronics Inc. ("Lex") shall be credited with Hours of Service for his service with Lex or its subsidiary Almac Electronics Corporation, such service to be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45 Hours of Service and one day equals 10 hours of Service.

	SUPPLEMENT NO. 2


		In connection with the acquisition by Arrow
Electronics, Inc. of certain assets of Zeus Components, Inc. (the
"Zeus Acquisition"), the Plan is amended as follows:


			S2.1	In the case of an individual who
becomes employed by an Employer or Affiliate on or about May 19, 1993 in connection with the Zeus
Acquisition (a "Zeus Transferee"), service with Zeus
Components, Inc. shall be treated for purposes of
Section 2.1 as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours, one week equals 45 Hours and one day equals 10 Hours.


			S2.2	In the case of a Zeus Transferee who
continues to be employed by an Employer or Affiliate through December 31, 1994, service with Zeus
Components, Inc. shall be treated, on and after January
1, 1995, as service with an Employer or Affiliate for purposes of determining such Zeus Transferee's Years of Service under the Plan. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190
Hours, one week equals 45 Hours and one day equals 10
Hours.

	SUPPLEMENT NO. 3


		In connection with the acquisition by Arrow
Electronics, Inc. of all the issued and outstanding shares of common stock of Gates/FA Distributing, Inc. (the "Gates
Acquisition"), the Plan is amended as follows:


			S3.1   In the case of an inidividual who becomes
an employee of an Employer or Affiliate on or about
September 23, 1994 in connection with the Gates
Acquisition, service with Gates/FA Distributing, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S3.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	SUPPLEMENT NO. 4


		In connection with the acquisition by Arrow
Electronics, Inc. of all of the issued and outstanding shares of common stock of Anthem Electronics, Inc. (the "Anthem
Acquisition"), the Plan is amended as follows:


			S4.1 In the case of an individual who becomes an employee of an Employer or Affiliate on or about
November 20, 1994 in connection with the Anthem
Acquisition, service with Anthem Electronics, Inc.
shall be treated, for purposes of Section 2.1 and for purposes of determining such individual's Years of Service under the Plan, as though it were service with an Employer or Affiliate. For this purpose, any service measured in terms of elapsed time shall be converted to Hours of Service on the basis that one month equals 190 Hours of Service, one week equals 45
Hours of Service and one day equals 10 hours of Service. An individual described in this Section S4.1 shall become a Member on the first Entry Date on or after January 1, 1995 on which he has satisfied the requirements of Section 2.1.

	                                                             Exhibit 11



	ARROW ELECTRONICS, INC.
	STATEMENT RE:  COMPUTATION OF EARNINGS PER SHARE
	(In thousands except per share data)



                                                         Three Months Ended
                                                              March 31,       .
                                                        1996            1995
Primary

Average shares of common stock
  outstanding                                           50,708          46,263
Net effect of dilutive stock
  options-based on the treasury method                     568             602
    Total                                               51,276          46,865

Net income                                             $56,808         $44,851

Per share amount                                       $  1.11         $   .96

Fully Diluted

Average shares of common stock
  outstanding                                           50,708          46,263
Net effect of dilutive stock
  options-based on the treasury method                     710             669
Assumed conversion of 5-3/4%
  convertible subordinated debentures                        -           3,774

    Total                                               51,418          50,706

Net income                                             $56,808         $44,851
Add interest on 5-3/4% convertible
  subordinated debentures, net of
  income tax effect                                          -           1,078
    Total                                              $56,808         $45,929

   Per share amount                                       $  1.10(A)      $   .91




(A)  This calculation is submitted in accordance with Regulation S-K, Item 601(b)(11), although not required by footnote 2 to paragraph 14 of APB Opinion No. 15 because it results in dilution of less than 3%.

[DESCRIPTION]               FINANCIAL DATA SCHEDULE

[ARTICLE]                             5

[LEGEND]       THIS SCHEDULE CONTAINS SUMMARY FINANCIAL INFORMATION
               EXTRACTED FROM THE MARCH 1996 10-Q AND IS QUALIFIED IN ITS
               ENTIRETY BY REFERENCE TO SUCH FINANCIAL STATEMENTS.


[MULTIPLIER]                      1,000
[CURRENCY]                  U.S.DOLLARS
[FISCAL-YEAR-END]           DEC-31-1996
[PERIOD-START]               JAN-1-1996
[PERIOD-END]                MAR-31-1996
[PERIOD-TYPE]                     3-MOS
[EXCHANGE-RATE]                       1
[CASH]                           77,909
[SECURITIES]                          0
[RECEIVABLES]                 1,017,976
[ALLOWANCES]                     39,240
[INVENTORY]                   1,063,779
[CURRENT-ASSETS]              2,196,470
[PP&E]                          199,370
[DEPRECIATION]                   78,514
[TOTAL-ASSETS]                2,790,182
[CURRENT-LIABILITIES]           923,071
[BONDS]                         449,787
[PREFERRED-MANDATORY]                 0
[PREFERRED]                           0
[COMMON]                         50,813
[OTHER-SE]                    1,200,408
<TOTAL-LIABILITIES-AND-EQUIT  2,790,182
[SALES]                       1,703,318
[TOTAL-REVENUES]              1,703,318
<COST-OF-GOODS-SOLD>          1,421,501
[TOTAL-COSTS]                 1,586,634
[OTHER-EXPENSES]                      0
[LOSS-PROVISION]                  4,600
[INTEREST-EXPENSE]               11,308
[INCOME-PRETAX]                 105,275
[INCOME-TAX]                     41,731
[INCOME-CONTINUING]              56,808
[DISCONTINUED]                        0
[EXTRAORDINARY]                       0
[CHANGES]                             0
[NET-INCOME]                     56,808
[EPS-PRIMARY]                      1.11
[EPS-DILUTED]                      1.11
