Form 10-Q/A
period 1996-03-31
ARROW ELECTRONICS INC
filed 1996-06-26
CIK 7536

UNITED STATES
               	SECURITIES AND EXCHANGE COMMISSION
                     	WASHINGTON, D.C.  20549


                           	FORM 10-Q/A


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

     Common stock, $1 par value: 50,998,045 shares outstanding at May 31, 1996.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  June 25, 1996                  By:/s/ Paul J. Reilly

                                                -----------------------
                                                Paul J. Reilly
                                                Vice President and
                                                Corporate Controller