Form 10-Q
period 1996-06-30
ARROW ELECTRONICS INC
filed 1996-08-09
CIK 7536

UNITED STATES
		     SECURITIES AND EXCHANGE COMMISSION
			   		    WASHINGTON, D.C.  20549
       							   FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		      SECURITIES EXCHANGE ACT OF 1934

	  For the quarterly period ended June 30, 1996
                          							 -------------
						       OR

	  [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
		      SECURITIES EXCHANGE ACT OF 1934

	  For the transition period from             to
                         								 -----------     ------------
	  Commission file number 1-4482
                   						 ------

                     				    ARROW ELECTRONICS, INC.
          	   ------------------------------------------------------
           	   (Exact name of Registrant as specified in its charter)


            	     New York                              11-1806155
             -------------------------------        ----------------
             (State or other jurisdiction of        (I.R.S. Employer
              incorporation or organization)         Identification Number)

             25 Hub Drive, Melville, New York               11747
             --------------------------------        -----------------
              (Address of principal executive             (Zip Code)
                offices)

             Registrant's telephone number,
              including area code                       (516) 391-1300
                                         						      ------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

	    Yes     X                                 No
       		  ------                            ------

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock, $1 par value: 51,022,842 shares outstanding at August 2, 1996.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q        Page 2
- -------------------------------------------------------------------------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

					      ARROW ELECTRONICS, INC.
					CONSOLIDATED STATEMENT OF INCOME
				(IN THOUSANDS EXCEPT PER SHARE DATA)
							  (UNAUDITED)
                        							    Six Months Ended        Three Months Ended
                      			         						June 30,                 June 30,          .
     			                    			-----------------------   ----------------------
							                            1996         1995         1996       1995
                     							       ----         ----         ----       ----


Sales                           $3,304,968   $2,898,566   $1,601,651  $1,458,213
                         							----------   ----------   ----------  ----------
Costs and expenses:
  Cost of products sold          2,757,816    2,389,398    1,336,315   1,195,375
  Selling, general and
    administrative expenses        307,215      287,011      151,135     146,373
  Depreciation and amortization     18,354       15,552        9,301       7,781
                         							----------   ----------   ----------  ---------
                     							     3,083,385    2,691,961    1,496,751   1,349,529
                         							----------   ----------   ----------  ---------
Operating income                   221,583      206,605      104,900     108,684

Equity in earnings (loss) of
  affiliated company                   (28)       1,770           73       1,026

Interest expense                    21,150       22,186        9,842      11,079
                         							----------   ----------   ----------  ---------
Earnings before income
  taxes and minority interest      200,405      186,189       95,131      98,631

Provision for income taxes          79,172       76,373       37,441      40,440
                         							----------   ----------   ----------  ---------
Earnings before minority
 interest                          121,233      109,816       57,690      58,191

Minority interest                   10,329       13,213        3,593       6,439
                         							----------   ----------   ----------  ----------
Net income                      $  110,904   $   96,603   $   54,097  $   51,752
                         							==========   ==========   ==========  ==========
Net income per common share:
  Primary                            $2.16        $2.05        $1.05       $1.09
                         							==========   ==========   ==========  ==========
Fully diluted                        $2.16        $1.93        $1.05       $1.03
                         							==========   ==========   ==========  ==========

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q           Page 3
- ----------------------------------------------------------------------------

Average number of common shares
  and common share equivalents
  outstanding:
    Primary                         51,463       47,065       51,672      47,294
                         							==========   ==========    =========  ==========
    Fully diluted                   51,463       51,039       51,672      51,199
                         							==========   ==========    =========  ==========


							    See accompanying notes.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q         Page 4
- -------------------------------------------------------------------------

					       ARROW ELECTRONICS, INC.
						   CONSOLIDATED BALANCE SHEET
					       (DOLLARS IN THOUSANDS)

                                    											    June 30,     December 31,
                                     											    1996           1995
                                       									  ----------    ------------
										                                        (Unaudited)

ASSETS
Current assets:
  Cash and short-term investments                 $   62,606    $    93,947
  Accounts receivable, less allowance
    for doubtful accounts ($39,404 in 1996
    and $38,670 in 1995)                             982,250        940,049
  Inventories                                      1,045,043      1,039,111
  Prepaid expenses and other assets                   29,179         31,610
	                                      									  ----------     ----------
    Total current assets                           2,119,078      2,104,717

Property, plant and equipment at cost:
  Land                                                14,525         14,527
  Buildings and improvements                          66,888         63,857
  Machinery and equipment                            126,741        112,883
	                                     										  ----------     ----------
                                          						     208,154        191,267
    Less accumulated depreciation and
      amortization                                    85,034         73,932
                                     											  ----------     ----------
                                     											     123,120        117,335

Investment in affiliated company                      36,003         36,031

Cost in excess of net assets of
  companies acquired, net of amortization
  ($52,274 in 1996 and $48,085 in 1995)              373,496        379,171


Other assets                                          62,234         63,762
                                     											  ----------     ----------
                                     											  $2,713,931     $2,701,016
                                     											  ==========     ==========


                      					      See accompanying notes.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q          Page 5
- -------------------------------------------------------------------------


                      						    ARROW ELECTRONICS, INC.
                       						 CONSOLIDATED BALANCE SHEET
                      						    (DOLLARS IN THOUSANDS)

                                      											 June 30,       December 31,
                                      											  1996               1995
                               									       -----------       ------------
                                    										  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                              $  517,598        $   561,834
  Accrued expenses                                 201,852            207,738
  Short-term borrowings, including current
    maturities of long-term debt                   115,362            117,085
                                     											----------        -----------
    Total current liabilities                      834,812            886,657

Long-term debt                                     404,030            451,706

Deferred income taxes and other liabilities         93,219             68,992

Minority interest                                   73,318             97,780


Shareholders equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares in 1996 and
      80,000,000 shares in 1995
    Issued - 51,028,449 shares in 1996 and
      50,647,826 shares in 1995                     51,028             50,648
  Capital in excess of par value                   543,649            530,324
  Retained earnings                                713,537            602,633
  Foreign currency translation adjustment            8,657             18,398
                                     											----------         ----------
                                     											 1,316,871          1,202,003
  Less: Unamortized employee stock awards
	   and other                                        8,319              6,122
                                     											----------         ----------
                                     											 1,308,552          1,195,881
                                     											----------         ----------
       									                              		$2,713,931         $2,701,016
                            							         				==========         ==========

                           						  See accompanying notes.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q        Page 6
- -------------------------------------------------------------------------

                     				       ARROW ELECTRONICS, INC.
                     					CONSOLIDATED STATEMENT OF CASH FLOWS
                       							      (IN THOUSANDS)
									                                     		       Six Months Ended
                                          													    June 30,
                                    											   -------------------------
                                      									      1996            1995
                                    											      ----            ----
										                                 			    (Unaudited)

Cash flows from operating activities:
  Net income                                        $110,904        $ 96,603
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                   10,329          13,213
      Depreciation and amortization                   19,434          16,512
      Equity in undistributed (earnings) loss
	       of affiliated company                             28          (1,770)
      Deferred income taxes                            5,611           7,891
      Change in assets and liabilities,
	       net of effects of acquired businesses:
		        Accounts receivable                        (37,035)       (140,641)
        		Inventories                                (10,002)        (92,255)
        		Prepaid expenses and other assets            3,683          (3,122)
       		 Accounts payable                           (43,408)         16,699
       	  Accrued expenses                            (8,889)         35,800
	        	Other                                        4,735            (847)
									                                   		      --------         -------
  Net cash provided by (used for)
    operating activities                              55,390         (51,917)
                                      										    --------         -------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                   (17,288)        (26,050)
  Cash consideration paid for acquired businesses    (12,425)        (57,334)
  Investment in affiliate                                  -         (28,598)
                                     											    --------         -------
  Net cash used for investing activities             (29,713)       (111,982)
                                        									   --------         -------
Cash flows from financing activities:
  Change in short-term borrowings                     (9,442)         36,812
                                    																--------        --------
  Change in credit facilities                        (42,738)         99,397
  Repayment of long-term debt                           (501)        (15,784)
  Proceeds from long-term debt                           966          22,651
  Proceeds from exercise of stock options              7,631           9,014
  Distribution to minority partners                   (9,379)        (27,178)
                                    											    ---------         -------
  Net cash provided by (used for)
   financing activities                              (53,463)        124,912
                                      										    --------         -------
Effect of exchange rate changes on cash               (3,555)          9,611
                                     											    --------         -------



ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q         Page 7
- -------------------------------------------------------------------------


Net decrease in cash and short-term investments      (31,341)        (29,376)
Cash and short-term investments at beginning
  of period                                           93,947         105,606
                                      										    --------        --------
Cash and short-term investments at end of period    $ 62,606        $ 76,230
                                     											    ========        ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                    $ 68,997        $ 47,371
    Interest                                          23,156          22,277



                   					       See accompanying notes.

ARROW ELECTRONICS, INC.   June 30, 1996    FORM 10Q             Page 8
- --------------------------------------------------------------------------
                       						 ARROW ELECTRONICS, INC.
                				NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        							    JUNE 30, 1996



Note A -- Basis of presentation
- -------------------------------
The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1995 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B -- Authorized shares and net income per common share
- -----------------------------------------------------------
In May 1996, the shareholders approved an amendment to increase the number of authorized shares from 80,000,000 to 120,000,000 shares of common stock.

Net income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the six months ended June 30, 1996 and 1995, the average number of common stock equivalents was 634,767 and 660,324, respectively. For the quarter ended
June 30, 1996 and 1995, the average number of common stock equivalents was 723,752 and 748,823, respectively. In October 1995, the company's 5-3/4% convertible subordinated debentures (the debentures) were converted into common stock. Net income per common share for 1995, on a fully diluted basis, assumes that the debentures we converted to common stock at the beginning of the period and the related interest expense, net of taxes, was eliminated.

Item 2.  Management's Discussion and Analysis of Financial Condition and
	 ---------------------------------------------------------------
Results of Operations.
- --------------------

Sales
- -----
Consolidated sales for the six months and second quarter of 1996 increased
14 percent and 10 percent, respectively, compared with the year-earlier periods. This sales growth was principally due to increased activity levels in each of the company's distribution groups throughout the world.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q          Page 9
- --------------------------------------------------------------------------------

Operating income
- ----------------
The company recorded operating income of $221.6 million and $104.9 million in the first six months and second quarter of 1996, respectively, compared with $206.6 million and $108.7 million, respectively, in the year-earlier periods. The improvement in operating income in the first half of 1996, compared with the year-earlier period, reflects the impact of increased sales and the benefits of continuing economies of scale offset, in part, by a decline in gross profit margins. The reduction in operating income in the second quarter of 1996, compared with the year-earlier period, is primarily due to the decrease in gross profits in Europe due to competitive pricing pressures, offset, in part, by continued operating efficiencies.


Interest expense
- ----------------
Interest expense of $21.2 million and $9.8 million in the first six months and second quarter of 1996, respectively, decreased from $22.2 million during the first six months of 1995 and $11.1 million in the comparable quarter of 1995. The decrease from the first six months and second quarter of 1995 reflects the conversion of the debentures in October 1995, and lower borrowings resulting from improved working capital usage offset, in part, by an increase in interest rates.


Income taxes
- ------------
During the first six months and second quarter of 1996, the company recorded a provision for taxes at an effective tax rate of 39.5 percent and 39.3 percent, respectively, compared with 41 percent in the year-earlier periods. The decrease in the provision is due to increased earnings in countries with lower marginal tax rates.


Net income
- ----------
The company recorded net income of $110.9 million and $54.1 million in the first six months and second quarter of 1996, respectively, compared with $96.6 million in the first six months of 1995 and $51.8 million in the second quarter of 1995. The increase in net income for the first six months is due to increased operating income as well as a decrease in interest expense, the provision for the income taxes, and minority interests. The increase in net income for second quarter is attributable to lower operating income offset by decreases in interest expense, the provision for income taxes, and minority interest.


Liquidity and capital resources
- -------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 78.1 percent and 75.6 percent at June 30, 1996 and 1995, respectively.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q        Page 10
- --------------------------------------------------------------------------------

The net amount of cash provided by the company's operating activities during the first six months of 1996 was $55.4 million, principally reflecting increased earnings offset, in part, by an increase in working capital requirements. The net amount of cash used for investing activities was $29.7 million, including $17.3 million for various capital expenditures. The net amount of cash used for financing activities was $53.5 million, principally reflecting the reduction in the company's borrowings.

The net amount of cash used for the company's operating activities during the first six months of 1995 was $51.9 million, principally reflecting increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $112 million, including $85.9 million for various investments and acquisitions. The net amount of cash provided by financing activities was $124.9 million, principally reflecting the company's borrowings to finance investments, acquisitions, distributions to partners, and the net repayment of debt.

The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1997.

The company announced that its Board of Directors has authorized management to implement a stock repurchase program under which Arrow may purchase, from time to time, at least $100 million of the company's common stock. The purchases will be made in the open market or in privately negotiated transactions, as determined by management. The timing and amount of the purchases will depend, among other matters, on market conditions and corporate requirements.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q      Page 11
- --------------------------------------------------------------------------------


Item 4.  Submission of Matters to a Vote of Security Holders.
	 ---------------------------------------------------
    (a) The company's Annual Meeting of Shareholders was held on May 14, 1996 (the Annual Meeting).

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:


	 (i)  The following individuals were elected by the
		     shareholders to serve as directors:




Board Member                       In Favor                  Withheld
- ---------------                   ----------                 -------
Daniel W. Duval                   43,313,967                 309,555
Carlo Giersch                     43,213,673                 409,849
Stephen P. Kaufman                43,222,616                 400,906
Roger King                        42,878,839                 744,683
Robert E. Klatell                 43,228,348                 395,174
Karen Gordon Mills                43,289,380                 334,142
Richard S. Rosenbloom             43,312,343                 311,179
Robert S. Throop                  43,228,658                 394,864
John C. Waddell                   43,329,188                 294,334


	(ii) The amendment to increase the number of authorized shares from 80,000,000 to 120,000,000 shares of common stock was voted upon as follows: 42,222,613 shares in favor; 1,230,110 shares against; and 170,799 shares abstaining.

       (iii) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: The shareholders voted 43,559,839; shares in favor; 30,490 shares against; and 33,193 shares abstaining.

There were no broker non-votes regarding any of the above matters.


Item 6.  Exhibits and Reports on Form 8-K.
- ------------------------------------------
    (a)  Exhibits

	 (11)  Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.
		  None.

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q     Page 12
- --------------------------------------------------------------------------------


					  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

									    ARROW ELECTRONICS, INC.





Date:  August 7, 1996                        By:/s/ Gerald Luterman
                                     						     ----------------------
                                         											Gerald Luterman
                                         											Senior Vice President and
                                         											Chief Financial Officer


Date:  August 7, 1996                        By:/s/ Paul J. Reilly
                                   								     ----------------------
                                             							Paul J. Reilly
                                         											Vice President and
                                         											Corporate Controller

ARROW ELECTRONICS, INC.         June 30, 1996    FORM 10Q           Page 13
- --------------------------------------------------------------------------------