Form 10-K405
period 1996-12-31
ARROW ELECTRONICS INC
filed 1997-03-27
CIK 7536

Form 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
(Mark One)
   X   ANNUAL  REPORT  PURSUANT TO SECTION 13  OR  15(d)  OF  THE
SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended December 31, 1996

                                  OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR  15(d)  OF
THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from............to.................

Commission file number 1-4482
                       ARROW ELECTRONICS, INC.
                       -----------------------
        (Exact name of registrant as specified in its charter)

            New York                              11-1806155
-------------------------------            -------------------
(State or other jurisdiction of               (I.R.S. Employer
 incorporation or organization)             Identification
Number)

           25 Hub Drive
        Melville, New York                         11747
----------------------------------------    ------------------
(Address of principal executive offices)         (Zip Code)

Registrant's telephone number, including area code: (516) 391-1300 Securities registered pursuant to Section 12(b) of the Act:

                                         Name of Each Exchange on
    Title of Each Class                      Which Registered
    ----------------------                -----------------------
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

     The   aggregate  market  value  of  voting  stock  held   by
nonaffiliates  of  the  registrant  as  of  March  7,  1997   was
$2,809,716,467.

    Indicate  the  number of shares outstanding of  each  of  the
registrant's   classes  of  common  stock,  as  of   the   latest
practicable date.

    Common Stock, $1 par value: 49,543,839 shares outstanding at March 7, 1997.

The following documents are incorporated herein by reference:

1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 14, 1997 (incorporated in Part III).

                                PART I

Item 1.  Business.
         --------
Arrow Electronics, Inc. (the "company") is the world's largest distributor of electronic components and computer products to industrial and commercial customers. As the global electronics distribution industry's leader in state-of-the-art operating systems, employee productivity, value-added programs, and total quality assurance, the company is the distributor of choice for over 600 suppliers.

The company's global distribution network spans the world's three dominant electronics markets - North America, Europe, and the Asia/Pacific region. The company is the largest electronics distributor in each of these vital industrialized regions, serving a diversified base of original equipment manufacturers
(OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains 172 sales facilities and 19 distribution centers in 32 countries.

In  North  America, the company is organized into  five  product-
specific sales and marketing groups: The Arrow/Schweber Electronics Group is the largest dedicated semiconductor distributor in the world. Anthem Electronics is a leading
distributor  of  semiconductors  and  computer  products.    Zeus
Electronics is the only specialist distributor serving the military and high-reliability markets. Capstone Electronics focuses exclusively on the distribution of passive, electromechanical, and interconnect products. Gates/Arrow distributes commercial computer products and systems.

Through its wholly-owned subsidiary, Arrow Electronics Distribution Group-Europe B.V., Arrow is the largest pan-European electronics distributor. The company's European strategy stresses two key elements: strong, locally-managed distributors to satisfy widely varying customer preferences and business practices; and an electronic backbone uniting Arrow's European partners with one another and with Arrow worldwide to leverage inventory investment and better meet the needs of customers in all of Europe's leading industrial electronics markets. In most of these markets, Arrow companies hold the number one position:
Arrow Electronics (UK) in Britain; Spoerle Electronic in Central Europe; Silverstar in Italy; and Amitron and ATD Electronica in Spain and Portugal. Arrow Electronique and Arrow Computer Products (formerly called The Megachip Group) form the largest electronics distribution group in France, and Arrow's Nordic companies, Field, TH:s Elektronik, and Exatec, are among the largest distributors in the markets of Finland, Norway, Sweden, and Denmark.

Arrow is the largest American electronics distributor in the Asia/Pacific region. Arrow's Components Agent Limited (C.A.L.), the Lite-On Group, and the Melbourne-based Veltek and Zatek companies in Australia are the region's leading multi-national distributors. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, and South Korea. Lite-On, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, and Malaysia. Arrow Ally serves customers in Taipei and Arrow Components (NZ) services customers in New Zealand. Within these dynamic markets, Arrow is benefiting from two important growth factors: the decision by many of Arrow's traditional North American customers to locate production facilities in the region; and the surging demand for electronic products resulting from rising living standards and massive investments in infrastructure.

On  January  31, 1997, the company acquired the volume electronic component  distribution businesses of Premier  Farnell  plc  (the
"Farnell  Electronic  Services  Group")  with  operations  in  15 countries.

The company distributes a broad range of electronic components, computer products, and related equipment manufactured by others. About 66 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disk drives, controllers, and communication control equipment account for about 26 percent; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

Most manufacturers of electronic components and computer products rely on independent authorized distributors, such as the company, to augment their product marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories and accounts receivable), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of diverse inventories and rapid or scheduled deliveries as well as other value-added services such as kitting and memory programming capabilities. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve approximately 160,000 industrial and commercial customers. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers, small systems integrators, and large end-users.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 2 percent of the company's 1996 or 1995 sales.

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

There are approximately 600 manufacturers whose products are sold by the company. Intel Corporation accounted for approximately 18 percent of the business' purchases because of the market demand for microprocessors. No other supplier accounted for more than 8 percent of 1996 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 70 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

A manufacturer who elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. While these industry practices do not wholly protect the company from inventory losses, management believes that they currently provide substantial protection from such losses.

The company's business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multi-national, national, and numerous regional and local distributors. As the world's largest electronics distributor, the company's financial resources and sales are greater than those of its competitors.

The company and its affiliates employ approximately 7,900 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

     Name                  Age      Position or Office Held
     ----                  ---      ------------------------
Stephen P. Kaufman         55       Chairman and Chief Executive Officer
Robert E. Klatell          51       Executive Vice President, General
                                    Counsel, and Secretary
Carlo  Giersch             59       Chief Executive Officer of Spoerle
                                    Electronic
Gerald Luterman            53       Senior Vice President,
                                    Chief Financial Officer, and
                                    Treasurer
Steven W. Menefee          52       Senior Vice President
Michael J. Long            38       Vice President; President, Gates/Arrow
                                    Distributing
John J. Powers, III        42       Vice President;  President, Anthem
                                    Electronics
Wesley S. Sagawa           49       Vice President; President, Capstone
                                    Electronics
Jan M. Salsgiver           40       Vice President; President,
                                    Arrow/Schweber Electronics Group
Betty Jane Scheihing       48       Senior Vice President of Operations
Robert S. Throop           59       Vice President;  Chairman, Anthem
                                    Electronics
Vincent Vellucci           47       President; Zeus Electronics

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Stephen P. Kaufman has been Chairman since May 1994 and President and Chief Executive Officer of the company for more than five years prior thereto.

Robert E. Klatell has been Executive Vice President since July 1995 and has served as Senior Vice President, General Counsel, and Secretary of the company for more than five years. He also served as Chief Financial Officer from January 1992 to April 1996 and Treasurer from 1990 to April 1996.

Carlo  Giersch  has  been  Chief  Executive  Officer  of  Spoerle
Electronic for more than five years.

Gerald Luterman joined the company in April 1996 as Senior Vice President, Chief Financial Officer, and Treasurer. Prior thereto he was Executive Vice President and Chief Financial Officer of American Express Travel Related Services Consumer Card Group for more than five years.

Steven W. Menefee has been a Senior Vice President of the company since July 1995 and Senior Vice President of Corporate Marketing since November 1995. Prior thereto he was a Vice President of the company, and President of the company's Arrow/Schweber Electronics Group since November 1990.

Michael J. Long has been a Vice President of the company and President of Gates/Arrow since November 1995. Prior thereto he held a variety of positions at Capstone Electronics since 1991, the most recent of which was acting President from March 1994 to November 1995.

John  J.  Powers, III has been a Vice President  of  the  company
since   November  1994,  following  the  acquisition  of   Anthem
Electronics.   He has been President of Anthem Electronics  since
June 1992; prior thereto he was Senior Vice President.

Wesley S. Sagawa has been a Vice President of the company and President of Capstone Electronics for more than five years. He was managing director of Arrow U.K. from March 1994 to November
1995.

Jan M. Salsgiver has been a Vice President of the company since September 1993 and President of the Arrow/Schweber Electronics Group since November 1995. Prior thereto she had been President of Zeus Electronics. Prior to July 1993, she held a variety of senior marketing positions in the company, the most recent of which was Vice President of Semiconductor Marketing of the Arrow/Schweber Electronics Group.

Betty Jane Scheihing became Senior Vice President in May 1996 and has served as Vice President of Operations of the company for more than five years prior thereto.

Robert S. Throop had been Chairman and Chief Executive Officer of
Anthem  Electronics  for  more than five  years;  he  retired  in
December  1996.   He became a Vice President of  the  company  in
March 1995.

Vincent Vellucci became President of Zeus Electronics in December 1996 and was acting President since November 1995. Prior thereto he held a variety of sales and marketing positions in the company, the most recent of which was Regional Vice President of Arrow/Schweber's Northeast Region.

Item 2.  Properties.
         ----------
The company's executive office, located in Melville, New York, is owned by the company. The company occupies additional locations
under  leases  due  to  expire on various dates  to  2016.   Five
additional facilities are owned by the company, and another facility has been sold and leased back in connection with the financing thereof.

Item 3.  Legal Proceedings.
         -----------------
Through a wholly-owned subsidiary, Schuylkill Metals Corporation, the company was previously engaged in the refining and selling of lead. In September 1988, the company sold its refining business.

In mid-1986 the refining business ceased operations at its battery breaking facility in Plant City, Florida, which facility had been placed on the list of hazardous waste sites targeted for cleanup under the Federal Super Fund program. The Plant City site was not sold to the purchaser of the refining business, and the company remains subject to various environmental cleanup obligations at the site under federal and state law. The company and the EPA became parties to a consent decree which was entered by a federal court in Florida and became effective on April 22, 1992. The consent decree requires the company to fund, design, and implement remediation addressing environmental impacts to site soils and sediment, underlying ground water, and wetland areas. Substantial progress has been made in each of these areas. Remediation of the wetlands areas on the site, including the creation of certain new wetlands areas under agreement with the EPA and the Florida Department of Environmental Conservation, was substantially completed in 1994. A waste water treatment plant has been built on site by the company's contractors, and processing of ground and pond water for discharge to the Plant City Treatment Works commenced in July 1994. Soil stabilization has been substantially completed. Water treatment will continue, at least through 1997. The extent of such remediation activities (including the estimated cost thereof and the time necessary to complete them), however, is subject to change based upon conditions actually encountered during remediation. Moreover, the EPA reserves the right to seek additional action if it subsequently finds further contamination or other conditions rendering the work insufficiently protective of human health or the environment. The company believes that the amount expected to be expended in any year to fund such activities will not have a material adverse impact on the company's liquidity, capital resources or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.

                             PART II

Item 5.  Market for the Registrant's Common Equity and
         ---------------------------------------------
         Related Stockholder Matters.
         ---------------------------
Market Information

The  company's  common stock is listed on the  New  York  Stock
Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1996 and 1995 were as follows:

Year                                           High        Low
                                              -------    --------
1996:
  Fourth Quarter                              $55-3/8     $43
  Third Quarter                                47-1/8      37-1/2
  Second Quarter                               53-5/8      42-1/4
  First Quarter                                    50      35-1/4

1995:
  Fourth Quarter                              $55-1/4      $39-1/4
  Third Quarter                                59-3/4       48-1/2
  Second Quarter                               50-7/8       40
  First Quarter                                44-5/8       35-1/8


Holders

On March 1, 1997, there were approximately 4,500 shareholders of record of the company's common stock.



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

Item 6.  Selected Financial Data
         -----------------------
 The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report.

 SELECTED FINANCIAL DATA (a)
 (In thousands except per share data)

 For the year:                       1996         1995      1994(b)   1993(c)(d)       1992
--------------------------------------------------------------------------------------------
 Sales                         $6,534,577   $5,919,420   $4,649,234   $3,560,856  $2,423,033
 -------------------------------------------------------------------------------------------
 Operating income                 400,627      423,209      255,974      226,089     163,699
 Equity in earnings (loss)
   of affiliated companies            (97)       2,493            -        1,673       6,550
 Interest expense                  37,959       46,361       36,168       26,573      31,607
 Earnings before
   extraordinary charges          202,709      202,544      111,889      106,559      84,885
 Extraordinary charges,
   net of income taxes                  -            -            -            -       5,424
 -------------------------------------------------------------------------------------------
 Net income                    $  202,709   $  202,544   $  111,889   $  106,559  $   79,461
 -------------------------------------------------------------------------------------------
 Per common share (fully diluted)
   Earnings before extra-
     ordinary charges (e)      $     3.95      $  4.03   $     2.31   $     2.22  $     1.96
   Extraordinary charges                -            -            -            -        (.12)
 --------------------------------------------------------------------------------------------
 Net income (e)                $     3.95      $  4.03   $     2.31   $     2.22  $     1.84
 --------------------------------------------------------------------------------------------
 At year-end:
 --------------------------------------------------------------------------------------------
 Accounts receivable and
   inventories                 $1,947,719   $1,979,160   $1,422,457   $1,094,175   $  781,267
 Total assets                   2,710,351    2,701,016    2,038,774    1,569,152    1,080,163
 Total long-term debt and
   subordinated debentures        344,562      451,706      349,398      314,859      241,804
 Shareholders' equity           1,358,482    1,195,881      837,885      701,799      566,100
 --------------------------------------------------------------------------------------------
 Book value per common share   $    27.10   $    23.61   $    18.15   $    15.34        12.64
 --------------------------------------------------------------------------------------------

(a)   In 1994, Arrow acquired Gates and Anthem in transactions accounted for as poolings of interests.  Accordingly, all financial information for years prior  thereto have  been  restated to include the operations of Gates and
      Anthem.
      Also, 1994  includes  special  charges  of  $45.3  million  associated  with the acquisition and integration of Gates and Anthem.  Excluding these  charges, operating  income,  net  income,  and net  income  per  share  were  $301.3 million, $140.7 million, and $2.88, respectively.
(b)   Includes  results of Silverstar, which were accounted  for  under  the equity method prior to January 1994 when Arrow increased its holdings to a majority interest.
(c)   Includes  results of Spoerle, which were accounted for under  the  equity method  prior  to  January  1993 when Arrow increased  its  holdings  to  a majority interest.
(d)   Net income is after a restructuring charge of $7.8 million associated with the  disposition  of  a  business unit by Anthem.  Excluding  this  charge, operating  income,  net  income,  and net  income  per  share  were  $233.9 million, $111.1 million, and $2.31, respectively.
(e)   After preferred stock dividends of $.9 million in 1993 and $3.9 million in 1992.

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

During 1994, the company acquired Gates/FA Distributing, Inc. ("Gates") and Anthem Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests. The 1994 consolidated financial statements do not reflect the cost savings and synergies achieved during 1995 or the sales attrition which may have resulted from the merger of Gates and Anthem with the company. Beginning in 1994, the consolidated financial statements include the results of Silverstar Ltd., S.p.A. ("Silverstar"), which had been accounted for under the equity method prior to January 1994 when the company increased its holdings to a majority interest. See Note 2 of the Notes to Consolidated Financial Statements for information with respect to the acquisitions.

Sales

Consolidated sales of $6.5 billion in 1996 were 10 percent higher than 1995 sales of $5.9 billion. This sales growth was principally due to increased sales of commercial computer products and microprocessors. The sales of semiconductor products were characterized by an oversupply of product, competitive pricing pressures, and reductions in memory prices.

In 1995, consolidated sales increased to $5.9 billion, a 27 percent increase over 1994 sales of $4.6 billion. This sales growth reflected strong activity levels in each of the company's businesses as well as the impact of key strategic alliances and acquisitions forged around the world during 1994.

Consolidated sales of $4.6 billion in 1994 were 31 percent higher than 1993 sales of $3.6 billion. This increase principally reflected increased activity levels in each of the company's distribution groups throughout the world, the consolidation of Silverstar and, to a lesser extent, acquisitions in Europe and the Asia/Pacific region.


Operating Income

The company's consolidated operating income decreased to $400.6 million in 1996, compared with operating income of $423.2 million in 1995. The reduction in operating income reflects a further decline in gross margins due to proportionately higher sales of lower margin commercial computer products and microprocessors throughout the world and competitive pricing pressures in Europe and the Asia/Pacific region, offset in part by the impact of increased sales and the benefits of continuing economies of scale. Operating expenses as a percent of sales declined to 9.8 percent in 1996, the lowest in the company's history.

In 1995, the company's consolidated operating income increased to $423.2 million, compared with operating income of $256 million in 1994. Included in the 1994 results were special charges of $45.3 million associated with the acquisition and integration of Gates and Anthem into Arrow. The improvement in operating income outpaced the growth in sales as the company benefited from cost savings following the integration of Gates and Anthem. These cost savings principally reflected reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, computer and telecommunications equipment, and selling and stocking locations. Operating expenses as a percentage of sales declined to 10.3 percent in 1995.

The company's consolidated operating income increased to $256 million in 1994, compared with operating income of $226.1 million in 1993. Excluding the special charges relating to Gates and Anthem, operating income was $301.3 million. The improvement in operating income, excluding the special charges, reflected the impact of increased sales, continued economies of scale, expense containment which reduced operating expenses as a percentage of sales, and the consolidation of Silverstar, offset in part by lower gross profit margins. Gross profit margins decreased from 1993 as a result of proportionately higher sales of lower margin microprocessors and commercial computer products, coupled with competitive pricing pressures. Operating expenses as a percentage of sales, excluding the special charges, were 11.1 percent.


Interest

Interest expense of $38 million in 1996 decreased by $8.4 million from the 1995 level. The decrease reflects the conversion of the company's 5-3/4% convertible subordinated debentures in October 1995, lower borrowings resulting from improved working capital usage, and lower borrowing costs, offset in part by borrowings to fund purchases of common stock pursuant to a stock repurchase program.

In 1995, interest expense increased to $46.4 million from $36.2 million in 1994, reflecting increases in working capital required to support higher sales, interest related to borrowings associated with acquisitions, and capital expenditures.

Interest  expense  of  $36.2 million in  1994  increased  by  $9.6 million from 1993. The increase principally reflected the consolidation of Silverstar and, to a lesser extent, interest related to borrowings associated with acquisitions.


Income Taxes

The company recorded a provision for taxes at an effective tax rate of 39.9 percent in 1996, compared with 40.4 percent in 1995. The lower effective rate was the result of decreased earnings in countries with higher tax rates.

In 1995, the company recorded a provision for taxes at an effective tax rate of 40.4 percent compared with 40.6 percent, excluding the special charges associated with the Gates and Anthem acquisitions, in 1994.

The company recorded a provision for taxes at an effective tax rate of 40.6 percent in 1994, compared with 41 percent in 1993. The lower effective tax rate was the result of increased earnings in countries with lower tax rates.


Net Income

Net income in 1996 was $202.7 million, an increase from $202.5 million in 1995. The increase in net income is attributable to decreases in interest expense, income taxes, and minority interest, offset in part by lower operating income.

In 1995, the company's net income advanced to $202.5 million from $140.7 million in 1994, before the special charges of $45.3 million ($28.8 million after taxes) associated with Gates and Anthem. The significant improvement in net income was principally the result of the increase in operating income, offset in part by higher interest expense.

Net income in 1994 was $111.9 million, an advance from $106.6 million in 1993. Excluding the special charges associated with
Gates and Anthem, net income in 1994 was $140.7 million. Excluding the restructuring charge associated with the sale by Anthem of its Eagle Technology Business Unit, net income was $111.1 million in 1993. The increase in net income was due principally to increased operating income, offset in part by higher interest expense.


Liquidity and Capital Resources

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 78 percent in 1996 and 1995.

In 1996, working capital increased by five percent, or $56 million, compared with 1995. This percentage increase was less than that of sales as a result of improvements in working capital usage.

The net amount of cash provided by operations in 1996 was $308.6 million, the principal element of which was the cash flow resulting from net earnings and improved working capital usage. The net amount of cash used by the company for investing purposes was $57.1 million, including $38.9 million for various acquisitions. Cash flows used for financing activities were $202.6 million, principally reflecting the reduction in the company's borrowings, purchases of common stock, and distributions to partners.

In January 1997, the company issued $200 million of 10 year senior notes bearing interest at 7 percent and $200 million of 30 year senior debentures bearing interest at 7-1/2 percent. The net proceeds of $393.3 million were used primarily to fund the acquisition of the volume electronic component distribution businesses of Premier Farnell plc in January 1997. The balance will be used for working capital and other general corporate purposes.

Working capital increased by $349 million, or 40 percent, in 1995 compared with 1994, primarily as a result of increased sales and, to a lesser extent, acquisitions in Europe and the Asia/Pacific region.

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

In October 1995, the company redeemed its 5-3/4% convertible subordinated debentures due 2002, which resulted in the issuance of 3,772,254 shares of common stock and eliminated approximately $125 million in long-term debt and $7.2 million of annual interest charges.

In 1994, working capital increased by $103.6 million, or 14 percent, compared with 1993, as a result of increased sales, the consolidation of Silverstar, and acquisitions.

The net amount of cash provided by operations in 1994 was $125.2 million, the principal element of which was the cash flow resulting from higher net earnings, offset in part by increased working capital needs to support sales growth. The net amount of cash used by the company for investing purposes was $121.7 million, including $108.5 million for various acquisitions. Cash flows from financing activities were $13.4 million, principally from increased borrowings in part to finance acquisitions in Europe and the Asia/Pacific region.

Item 8.  Financial Statements.
         --------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                 ERNST & YOUNG LLP



New York, New York
February 17, 1997

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



Gerald Luterman
Senior Vice President and
  Chief Financial Officer

                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)

                                                                         December 31,
                                                                  ------------------------
                                                                       1996        1995
ASSETS                                                                 ----        ----
Current assets:
  Cash and short-term investments                                 $  136,400   $   93,947
  Accounts receivable, less allowance for doubtful
    accounts ($39,753 in 1996 and $38,670 in 1995)                   902,878      940,049
  Inventories                                                      1,044,841    1,039,111
  Prepaid expenses and other assets                                   36,004       31,610
                                                                  ----------   ----------
Total current assets                                               2,120,123    2,104,717
                                                                  ----------   ----------
Property, plant and equipment at cost
  Land                                                                 8,712       14,527
  Buildings and improvements                                          77,257       63,857
  Machinery and equipment                                            127,633      112,883
                                                                  ----------   ----------
                                                                     213,602      191,267
  Less accumulated depreciation and amortization                      98,377       73,932
                                                                  ----------   ----------
                                                                     115,225      117,335
                                                                  ----------   ----------
Investment in affiliated company                                      34,200       36,031
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($57,802 in 1996
  and $48,085 in 1995)                                               388,787      379,171
Other assets                                                          52,016       63,762
                                                                  ----------   ----------
                                                                  $2,710,351   $2,701,016
                                                                  ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                  $594,474   $  561,834
  Accrued expenses                                                   180,129      207,738
  Short-term borrowings, including current maturities of
    long-term debt                                                    71,504      117,085
                                                                  ----------    ---------
Total current liabilities                                            846,107      886,657       Long-term debt
                                                                  ----------    ---------
Long-term debt                                                       344,562      451,706
Other liabilities                                                     68,488       68,992
Minority interest                                                     92,712       97,780

Shareholders' equity:
  Common stock, par value $1:
    Authorized--120,000,000 and 80,000,000 shares in 1996 and 1995
    Issued--51,196,385 and 50,647,826 shares in 1996 and 1995         51,196       50,648
  Capital in excess of par value                                     549,913      530,324
  Retained earnings                                                  805,342      602,633
  Foreign currency translation adjustment                              8,753       18,398
                                                                  ----------   ----------
                                                                   1,415,204    1,202,003
  Less: Treasury stock (1,069,699 and 22,297 shares
        in 1996 and 1995), at cost                                    49,065           24
        Unamortized employee stock awards                              7,657        6,098
                                                                  ----------   ----------
Total shareholders' equity                                         1,358,482    1,195,881
                                                                  ----------   ----------
                                                                  $2,710,351   $2,701,016
                                                                  ==========   ==========


                              See accompanying notes.


                                    ARROW ELECTRONICS, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                            (In thousands except per share data)



                                                          Years Ended December 31,
                                                  -------------------------------------
                                                       1996          1995         1994
                                                       ----          ----         ----
 Sales                                             $6,534,577    $5,919,420   $4,649,234
                                                   ----------    ----------   ----------
 Costs and expenses:
   Cost of products sold                            5,492,556     4,888,746    3,832,169
   Selling, general and administrative expenses       604,412       574,166      487,982
   Depreciation and amortization                       36,982        33,299       27,759
   Integration charges                                      -             -       45,350
                                                   ----------    ----------   ----------
                                                    6,133,950     5,496,211    4,393,260
                                                   ----------    ----------   ----------
 Operating income                                     400,627       423,209      255,974

 Equity in earnings (loss)
   of affiliated company                                  (97)        2,493            -

 Interest expense, net                                 37,959        46,361        36,168
                                                   ----------    ----------    ----------
 Earnings before income taxes
   and minority interest                              362,571       379,341       219,806

 Provision for income taxes                           144,667       153,139        91,206
                                                   ----------    ----------    ----------
 Earnings before minority interest                    217,904       226,202       128,600

 Minority interest                                     15,195        23,658        16,711
                                                   ----------    ----------    ----------
 Net income                                        $  202,709    $  202,544      $111,889
                                                   ==========    ==========    ==========
 Per common share:
   Primary                                              $3.95         $4.21         $2.40
                                                        =====         =====         =====
   Fully diluted                                        $3.95         $4.03         $2.31
                                                        =====         =====         =====
 Average number of common shares and common
   share equivalents outstanding:
     Primary                                           51,380        48,081        46,634
                                                       ======        ======        ======
     Fully diluted                                     51,380        51,123        50,407
                                                       ======        ======        ======



                               See accompanying notes.

                                ARROW ELECTRONICS, INC.
                          CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)


                                                              Years Ended December 31,
                                                          ---------------------------------
                                                            1996        1995         1994
                                                            ----        ----         ----
Cash flows from operating activities:
  Net income                                              $202,709    $202,544     $111,889
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                         15,195      23,658       16,711
      Depreciation and amortization                         39,453      35,192       29,821
      Equity in undistributed (earnings) loss of
        affiliated company                                      97      (2,493)           -
      Integration charges                                        -           -       45,350
      Deferred income taxes                                 10,280      14,210        8,167
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable                               45,845    (221,840)     (80,315)
          Inventories                                       (8,426)   (288,301)     (73,425)
          Prepaid expenses and other assets                 (2,893)     (8,675)       2,754
          Accounts payable                                  26,276     139,257       93,987
          Accrued expenses                                 (23,870)     (3,848)     (37,275)
          Other                                              3,926      (3,791)       7,511
                                                          --------    --------     --------
  Net cash provided by (used for) operating activities     308,592    (114,087)     125,175
                                                          --------    --------     --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment             (28,596)    (42,254)     (22,773)
  Proceeds from sale of building                            10,442           -            -
  Cash consideration paid for acquired businesses          (38,851)    (59,119)    (108,478)
  Investment in affiliate                                    1,734     (31,538)           -
  Other                                                     (1,791)        190        9,509
                                                          --------    --------     --------
  Net cash used for investing activities                   (57,062)   (132,721)    (121,742)
                                                          --------    --------     --------
Cash flows from financing activities:
  Change in short-term borrowings                          (53,992)     49,976      (35,811)
  Change in credit facilities                              (96,783)    290,436       15,184
  Proceeds from long-term debt                                   -       5,701       36,037
  Repayment of long-term debt                               (7,097)   (102,370)      (6,151)
  Proceeds from exercise of stock options                   12,323      13,717        4,897
  Distributions to minority partners                        (7,967)    (28,590)        (524)
  Purchases of common stock                                (48,993)          -            -
  Other                                                       (123)       (756)        (200)
                                                          --------    --------     --------
  Net cash (used for) provided by financing activities    (202,632)    228,114       13,432
                                                          --------    --------     --------
Effect of exchange rate changes on cash                     (6,445)      7,035        7,779
Net increase (decrease) in cash and                       --------    --------
  short-term investments                                    42,453     (11,659)      24,644
Cash and short-term investments at
  beginning of year                                         93,947     105,606       80,962
                                                          --------    --------     --------
Cash and short-term investments at end of year            $136,400    $ 93,947     $105,606
                                                          ========    ========     ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes                                          $130,834    $142,101     $ 92,514
    Interest                                                38,118      44,019       31,753


                                   See accompanying notes.


                                   ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                         (In thousands)


                                          Common                            Foreign            Unamortized
                                           Stock  Capital in               Currency               Employee
                                          at Par   Excess of   Retained Translation   Treasury Stock Awards
                                           Value   Par Value   Earnings  Adjustment      Stock    and Other     Total
                                         -------   ---------   --------  ----------   --------  -----------     -----
     Balance at December 31, 1993        $45,753    $378,309   $288,200   $(7,492)   $   (12)     $ (2,959) $  701,799
       Net income                              -           -    111,889         -          -             -     111,889
       Exercise of stock options             337       4,560          -         -          -             -       4,897
       Tax benefits related to
         exercise of stock options             -       3,147          -         -          -             -       3,147
       Restricted stock awards, net           78       2,897          -         -         (1)       (2,974)          -
       Amortization of employee
         stock awards                          -           -          -         -          -         1,182       1,182
       Other                                   -           -          -         -          -         1,112       1,112
       Translation adjustments                 -           -          -    13,859          -             -      13,859
                                         -------    --------   --------   -------     ------       -------
     Balance at December 31, 1994         46,168     388,913    400,089     6,367        (13)       (3,639)    837,885
       Net income                              -           -    202,544         -          -             -     202,544
       Conversion of subordinated
         debentures                        3,773     118,684          -         -          -             -     122,457
       Exercise of stock options             567      13,150          -         -          -             -      13,717
       Tax benefits related to
         exercise of stock options             -       4,758          -         -          -             -       4,758
       Restricted stock awards, net          140       4,819          -         -        (11)       (4,948)          -
       Amortization of employee
         stock awards                          -           -          -         -          -         2,313       2,313
       Other                                   -           -          -         -          -           176         176
       Translation adjustments                 -           -          -     2,031          -             -      12,031
                                         -------    --------   --------   -------   --------      --------  ----------
     Balance at December 31, 1995        $50,648    $530,324   $602,633   $18,398   $    (24)     $ (6,098) $1,195,881




                                                                      (continued)

                                                        ARROW ELECTRONICS, INC.
                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                             (In thousands)


                                          Common                             Foreign              Unamortized
                                           Stock  Capital in                Currency                 Employee
                                          at Par   Excess of   Retained  Translation   Treasury  Stock Awards
                                           Value   Par Value   Earnings   Adjustment      Stock     and Other      Total
                                         -------  ----------   --------  -----------   --------   -----------  ---------
     Balance at December 31, 1995        $50,648    $530,324   $602,633      $18,398   $    (24)     $ (6,098) $1,195,881
       Net income                              -           -    202,709            -          -             -     202,709
       Exercise of stock options             462      12,236          -            -       (375)            -      12,323
       Tax benefits related to
         exercise of stock options             -       3,345          -            -          -             -       3,345
       Restricted stock awards, net           86       4,008          -            -        327        (4,421)          -
       Amortization of employee
         stock awards                          -           -          -            -          -         2,862       2,862
       Purchases of common stock               -           -          -            -    (48,993)            -     (48,993)
       Translation adjustments                 -           -          -       (9,645)         -             -      (9,645)
                                         -------    --------   --------      -------   --------      --------  ----------
      Balance at December 31, 1996       $51,196    $549,913   $805,342      $ 8,753   $(49,065)     $ (7,657) $1,358,482
                                         =======    ========   ========      =======   ========      ======== ==========



                                                          See accompanying notes.



                           ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  Summary of Significant Accounting Policies

Principles of Consolidation
---------------------------
The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. The company's investment in an affiliated company which is not majority-owned is accounted for using the equity method. All significant intercompany transactions are eliminated.

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

Foreign Currency
----------------
The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the monthly weighted average exchange rates.

Income Taxes
------------
Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Net Income Per Share
--------------------
Net income per share for 1996, 1995, and 1994 is based upon the weighted average number of shares outstanding and dilutive common share equivalents of 617,350, 749,216, and 634,739, respectively. For 1995, the weighted average includes the conversion to common stock of the 5-3/4% convertible subordinated debentures (the "debentures") from October 1995. For 1995 and 1994, net income per share on a fully diluted basis assumes that the debentures were converted into common stock at the beginning of the year and the related interest expense, net of taxes, was eliminated.

Cash and Short-term Investments
-------------------------------
Short-term investments which have a maturity of ninety days or less at time of purchase are considered cash equivalents in the consolidated statement of cash flows. The carrying amount reported in the consolidated balance sheet for short-term investments approximates fair value.

2.  Acquisitions

During 1996, the company increased its holdings in Spoerle Electronic Handelsgesellschaft mbH ("Spoerle") to 75 percent and Silverstar Ltd., S.p.A. ("Silverstar") to 93 percent.

During 1995, Spoerle acquired HED Heinrich Electronic Distribution GmbH. In addition, the company acquired Ally, Inc. in Taiwan and Arrow Components (NZ) Limited in New Zealand. The company also increased its interests in Silverstar to 86 percent; Amitron S.A. and ATD Electronica S.A., the company's subsidiaries serving Spain and Portugal, to 75 percent and 87 percent, respectively; and Arrow Computer Products (formerly The Megachip Group), one of the company's French subsidiaries, to 100 percent.

The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions beginning in the respective month of acquisition. The aggregate consideration paid for these acquisitions exceeded the net assets acquired by $20,674,000 and $30,671,000 in 1996 and 1995, respectively.

The company acquired Gates/FA Distributing, Inc. ("Gates") in August 1994 and Anthem Electronics, Inc.("Anthem") in November 1994 through the exchange of 3,743,000 and 10,803,000 shares of newly issued company stock, respectively. These acquisitions were accounted for as poolings of interests. The 1994 consolidated financial statements do not reflect the cost savings achieved from the combination of Gates and Anthem with the company's business or the sales attrition which may have resulted. These cost savings principally reflected reductions in personnel performing duplicative functions and the elimination of duplicative administrative facilities, computer and telecommunications equipment, and selling and stocking locations. The consolidated financial statements for 1994 included special charges of $28,850,000 after taxes ($.62 per share on a primary basis) of costs associated with the acquisition and integration of the Gates and Anthem businesses and related transaction fees. Such integration costs included real estate termination costs and severance and other expenses related to personnel performing duplicative functions.

In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 1996 and 1995, the company made additional payments of $9,675,000 and $14,884,000, respectively, which have been capitalized as cost in excess of net assets of companies acquired.

3.  Investment in Affiliated Company

During 1995, the company acquired a 45 percent interest in Strong Electronics Co., Ltd. ("Strong Electronics"), a joint venture with Lite-On Inc., a Taiwan-based electronics distributor.

4.  Debt

Long-term debt consisted of the following at December 31 (in thousands):

                                             1996            1995
                                             ----            ----
Global multi-currency credit facility       $267,512       $294,903
8.29% senior notes                            75,000         75,000
Lines of credit                                    -         70,000
Other obligations with various
 interest rates and due dates                  2,254         13,968
                                           ---------      ---------
                                             344,766        453,871
Less installments due within one year            204          2,165
                                           ---------       --------
                                            $344,562       $451,706
                                           =========       ========

The company's revolving credit agreement (the "global multi-currency credit facility") was amended in September 1996 to increase to $650,000,000 the amount of available credit, to reduce the applicable borrowing rates, and to extend the maturity date to September 2001. The interest rate for loans under this facility is at the applicable eurocurrency rate (5.6875 percent for U.S. dollar denominated loans at December 31, 1996) plus a margin of
 .20   percent.   The  company  may  also  utilize  the  facility's
competitive advance option to obtain loans, generally at a lower rate. The company pays the banks a facility fee of .08 percent per annum.

The senior notes are payable in three equal annual installments commencing in 1998.

The global multi-currency credit facility and the senior notes limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

The company maintains uncommitted lines of credit with a group of banks under which up to $84,000,000 could be borrowed at December 31, 1996 on such terms as the company and the banks may agree. Borrowings under the lines of credit are classified as long-term debt as the company has the ability to renew them or refinance them under the global multi-currency credit facility. There are no fees or compensating balances associated with these borrowings. There were no outstanding borrowings under the lines of credit at December 31, 1996.

The aggregate annual maturities of long-term debt for each of the five years in the period ending December 31, 2001 are: 1997- $204,000; 1998-$25,205,000; 1999-$25,223,000; 2000-$25,242,000;
and 2001-$267,774,000.

Short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates of these borrowings at December 31, 1996 and 1995 were 9 percent and 10.4 percent, respectively.

The estimated fair market value of the senior notes at December 31, 1996 was 104 percent of par. The balance of the company's borrowings approximate their fair value.

5.  Income Taxes

The provision for income taxes consists of the following (in thousands):

                                     1996          1995         1994
Current                              ----          ----         ----

  Federal                          $ 78,715      $ 78,639      $53,465
  State                              21,482        19,989       15,317
  Foreign                            29,507        37,330       28,063
                                   --------      --------      -------
                                    129,704       135,958       96,845
                                   ========      ========      =======

Deferred
  Federal                             4,758         2,625       (8,437)
  State                               1,087           600       (2,824)
  Foreign                             9,118        13,956        5,622
                                   --------      --------      -------
                                     14,963        17,181       (5,639)
                                   --------      --------      -------
                                   $144,667      $153,139      $91,206
                                   ========      ========      =======

The principal causes of the difference between the U.S. statutory and effective income tax rates are as follows (in thousands):

                                     1996           1995         1994
                                     ----           ----         ----

Provision at statutory rate        $126,900      $132,769      $76,932
State taxes, net of federal
  benefit                            14,670        13,383        8,120
Foreign tax rate differential         6,625         4,959        4,841
Other                                (3,528)        2,028        1,313
                                   --------       --------     -------
                                   $144,667      $153,139      $91,206
                                   ========      ========      =======

For financial reporting purposes, income before income taxes attributable to the United States was $279,149,000 in 1996, $252,894,000 in 1995, and $184,241,000 excluding the special charges of $45,350,000 in 1994, and income before income taxes attributable to foreign operations was $83,422,000 in 1996, $126,447,000 in 1995, and $80,915,000 in 1994.

The significant components of the company's deferred tax assets, which are included in other assets, are as follows (in thousands):

                                     1996            1995
                                    -------         -------
Inventory reserves                  $12,730         $10,268
Allowance for doubtful accounts       8,045           6,712
Accrued expenses                      5,675           6,217
Other                                 2,050           3,303
                                    -------         -------
                                    $28,500         $26,500
                                    =======         =======

Included in other liabilities are deferred tax liabilities of $36,156,000 and $33,310,000 at December 31, 1996 and 1995,
respectively. The deferred tax liabilities are principally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

In May 1996, the shareholders approved an amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 80,000,000 to 120,000,000. The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, expire on March 2, 1998 and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20 percent ownership position has been acquired. In the event that the company merges with, or transfers 50 percent or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price.

In May 1996, the company's board of directors authorized management to implement a stock repurchase program under which the company may purchase, from time to time, at least $100,000,000 of the company's common stock. Purchases were made in the open market. The timing and amount of the purchases depended, among other things, on market conditions and corporate requirements. As of February 17, 1997, the company had acquired approximately
1,895,700 shares of its common stock and had substantially completed the program.


7.  Employee Stock Plans

Restricted Stock Plan
---------------------
Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 1,480,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company. As many as 100 employees may be considered for awards under the Plan.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of vesting restrictions over a four-year period. The company awarded 50,000 shares of common stock in early 1997 to 60 key employees in respect of 1996, 119,860 shares of common stock to 81 key employees during 1996, 106,350 shares of common stock to 79 key employees during 1995, and 77,350 shares of common stock to 50 key employees during 1994.

Forfeitures of shares awarded under the Plan were 24,637, 10,425, and 1,000, during 1996, 1995, and 1994, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over a four-year period and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plan
-----------------
Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options for an aggregate of 6,000,000 shares of common stock were authorized for grant to key employees at prices determined by the board of directors in its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options currently outstanding have terms of ten years and become exercisable in equal annual installments over two- or three-year periods from date of grant. The options issued and outstanding under the option plans of Gates and Anthem at the dates of their acquisition have been converted into options to purchase shares of the company's common stock at the same exchange ratio as utilized in acquiring these businesses, and all unissued options under those plans were canceled.

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the company's accounts for this plan.

The following information relates to the option plan for the years ended December 31:

                                       Average             Average              Average
                                      Exercise            Exercise             Exercise
                               1996      Price     1995      Price      1994      Price
                            --------- --------  ---------  -------   --------- --------
Options outstanding at
  beginning of year         2,438,575   $33.38  2,164,038   $27.82   1,806,818   $21.61
Granted                     1,633,960    47.35    917,450    41.28     789,123    36.55
Exercised                    (461,985)   27.49   (566,504)   24.21    (336,481)   14.44
Forfeited                     (57,029)   37.75    (76,409)   36.15     (95,422)   40.05
Options outstanding         ---------   ------  ---------   ------   ---------   ------
 at end of year             3,553,521   $40.50  2,438,575   $33.38   2,164,038   $27.82
                            =========   ======  =========   ======   =========   ======
Prices per share of
  options outstanding          $3.63-55.38         $3.63-55.38          $2.53-52.43


Options available for future grant:

  Beginning of year         1,793,281           2,667,389            2,446,345
  End of year                 216,350           1,793,281            2,667,389

The following table summarizes information about stock options outstanding at December 31, 1996:


                       Options Outstanding                Options Exercisable
           ----------------------------------------     ------------------------
                           Weighted        Weighted                     Weighted
Maximum                    Average         Average                      Average
Exercise     Number        Remaining       Exercise        Number       Exercise
 Price     Outstanding   Contractual Life    Price       Exercisable    Price
--------   -----------   ----------------  --------      -----------    ---------
$30.00         397,973      65 months       $16.62          394,298      $16.53
 35.00         491,335      94 months        33.83          460,187       33.93
 40.00         358,235      76 months        37.42          327,140       37.41
 45.00       1,234,743     103 months        42.38          403,713       42.43
 60.00       1,071,235     116 months        51.28          314,566       51.84
             ---------                                    ---------
 All         3,553,521     103 months       $40.50        1,899,904      $35.69
             =========                                    =========

Had  stock-based compensation costs been determined as  prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", net income would have been reduced by $4.8 million ($.05 per share on a primary basis) in 1996 and $2.3 million ($.01 per share on a primary basis) in 1995. The pro forma effect on net income for 1996 and 1995 is not comparable as the 1995 amount reflects only the pro forma compensation expense related to grants made in 1995, whereas the 1996 amount reflects the pro forma compensation expense related to grants made in both years.

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at date of option grant during 1996 and 1995 was $11.98 and $13.51, per option, respectively. The weighted average fair value was estimated using the following assumptions:

                                     1996          1995
                                     ----          ----
Expected life (months)                 31            47
Risk-free interest rate (percent)     5.6           6.7
Expected volatility (percent)          30            36

There is no expected dividend yield.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1996, 1995, and 1994 amounted to $4,218,000, $3,878,000, and $2,765,000, respectively.

8.  Retirement Plans

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $4,608,000, $3,966,000, and $3,235,000 in 1996, 1995,
and 1994, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $1,162,000, $822,000, and $956,000 in 1996, 1995, and 1994, respectively.
The company maintains an unfunded supplemental retirement plan for certain executives. The company's board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.

9.  Lease Commitments

The company leases certain office, warehouse, and other property under noncancelable operating leases expiring at various dates through 2016. Rental expenses of noncancelable operating leases
amounted  to  $29,390,000  in  1996,  $27,594,000  in  1995,   and
$21,736,000  in 1994.  Aggregate minimum rental commitments  under
all   noncancelable  operating  leases  approximate   $139,278,000
exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the integration of the acquired businesses. Such commitments on an annual basis are: 1997- $27,830,000; 1998-$24,171,000; 1999-$19,537,000; 2000-$15,230,000;
2001-$11,822,000;  and  $40,688,000  thereafter.   The   company's
obligations under capitalized leases are reflected as a component of other liabilities.

10.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to reduce risk due to changes in currency exchange rates, principally French francs, German deutsche marks, Italian lira, and British pounds sterling. These contracts hedge firm commitments of inventory purchases and generally are settled within three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase is recognized. The risk of loss on a contract is the risk of nonperformance by the counterparties. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 1996 and December 31, 1995 was $53,462,000 and $52,345,000, respectively. The carrying amount, which is nominal, approximated fair value at December 31, 1996 and 1995.

11.  Segment and Geographic Information

The company is engaged in one business, the distribution of electronic components, systems, and related products. The geographic distribution of consolidated sales, operating income
(loss), and identifiable assets is as follows (in thousands):

                           Sales to                     Identifiable
                       Unaffiliated       Operating       Assets at
                          Customers    Income (Loss)    December 31,
                       ------------    ------------     ------------
1996

North America            $4,309,839         $317,846      $1,463,528
Europe                    1,855,821          101,326       1,040,326
Asia/Pacific                368,917               96         155,830
Corporate                         -          (18,641)         16,467
Investment in affiliated
  company                         -                -          34,200
                         ----------         --------      ----------
                         $6,534,577         $400,627      $2,710,351
                         ==========         ========      ==========



                           Sales to                       Identifiable
                       Unaffiliated        Operating         Assets at
                          Customers     Income (Loss)      December 31,
1995                   ------------     ------------       -----------

North America            $3,929,016         $295,941        $1,476,420
Europe                    1,719,523          135,519         1,018,755
Asia/Pacific                270,881            8,884           134,947
Corporate                         -          (17,135)           34,863
Investment in affiliated
  company                         -                -            36,031
                         ----------         --------        ----------
                         $5,919,420         $423,209        $2,701,016
                         ==========         ========        ==========
1994

North America            $3,339,210         $224,007        $1,169,696
Europe                    1,146,726           89,879           739,863
Asia/Pacific                163,298            4,288            96,773
Corporate                         -          (16,850)           32,442
Integration charges               -          (45,350)                -
                         ----------         --------        ----------
                         $4,649,234         $255,974        $2,038,774
                         ==========         ========        ==========


Strong Electronics, the company's Taiwanese affiliate, recorded sales of approximately $104,000,000 and $97,000,000 in 1996 and 1995, respectively, which are not reflected in the company's consolidated financial statements.


12.  Quarterly Financial Data (Unaudited)


A summary of the company's quarterly results of operations follows (in thousands except per share data):


                                  First       Second        Third       Fourth
                                Quarter      Quarter      Quarter      Quarter
1996                         ----------   ----------   ----------   ----------

Sales                        $1,703,318   $1,601,651   $1,597,379   $1,632,229
Gross profit                    281,817      265,336      243,985      250,883
Net income                       56,808       54,097       43,756       48,048
Per common share:
  Primary                          1.11         1.05          .85          .94
  Fully diluted                    1.11         1.05          .85          .94

1995

Sales                        $1,440,353   $1,458,213   $1,459,591   $1,561,263
Gross profit                    246,330      262,838      256,794      264,712
Net income                       44,851       51,752       50,958       54,983
Per common share:
  Primary                           .96         1.09         1.07         1.09
  Fully diluted                     .91         1.03         1.01         1.08



13.  Subsequent Event

In January 1997, the company acquired the volume electronic component distribution businesses of Premier Farnell plc for approximately $300,000,000, subject to certain adjustments. The acquisition was financed through the issuance of $200,000,000 of 10 year senior notes (interest at 7 percent per annum) and $200,000,000 of 30 year senior debentures (interest at 7-1/2 percent per annum). The net proceeds of the offering were approximately $393,296,000. The balance of the proceeds will be used for working capital and other general corporate purposes. The terms of the indenture are less restrictive than the terms of the company's global credit facility and 8.29% senior notes.

Item 9.   Changes In and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosure.
          -----------------------------------
None.

                            Part III

Item 10.  Directors and Executive Officers of the Registrant.
          -----------------------------------------------------
See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1997 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1997 hereby is incorporated herein by reference.

Item  12.  Security Ownership of Certain Beneficial Owners  and
           -----------------------------------------------------
           Management.
           ----------
The information on page 3 and under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1997 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 14, 1997 hereby is incorporated herein by reference.



                             Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on
         ------------------------------------------------------
         Form 8-K.
         --------
(a)1.  Financial Statements.
       --------------------
The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this annual report.


   2.  Financial Statement Schedule.
       ----------------------------
The financial statement schedule listed in the accompanying index to financial statements is filed as part of this annual report.

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

                       ARROW ELECTRONICS, INC.
                    INDEX TO FINANCIAL STATEMENTS
                  AND FINANCIAL STATEMENT SCHEDULES
                            (Item 14 (a))


                                                                 Page
                                                                 ----
Report of Ernst & Young LLP, independent auditors                 13

Management's responsibility for financial reporting               14

Consolidated balance sheet at December 31, 1996 and 1995          15

For the years ended December 31, 1996, 1995 and 1994:

      Consolidated statement of income                            16

      Consolidated statement of cash flows                        17

       Consolidated statement of shareholders' equity             18

Notes to consolidated financial statements for
     the years ended December 31, 1996, 1995 and 1994             20

Consolidated schedule for the three years ended December 31, 1996:

        II - Valuation and qualifying accounts                    36

3. Exhibits.



              (2)(a)(i)    Share Purchase Agreement, dated as of
October 10, 1991, among EDI Electronics Distribution
International B.V., Aquarius Investments Ltd., Andromeda
Investments Ltd., and the other persons named therein
(incorporated by reference to Exhibit 2.2 to the company's
Registration Statement on Form S-3, Registration No. 33-42176).

                    (ii)   Standstill Agreement, dated as of
October 10, 1991, among Arrow Electronics, Inc., Aquarius Investments Ltd., Andromeda Investments Ltd., and the other persons named therein (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3, Registration No. 33-42176).

                    (iii)  Shareholder's Agreement, dated as of
October 10, 1991, among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi (incorporated by reference to Exhibit 2(f)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

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

                 (d) Master Agreement, dated as of December 20, 1996, among Premier Farnell plc and Arrow Electronics, Inc.
relating to the sale and purchase of the Farnell Volume Business.

              (3)(a)(i)   Restated Certificate of Incorporation
of the company, as amended (incorporated by reference to Exhibit
3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-4482).

                    (ii)  Certificate of Amendment of the
Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended
September 30, 1996, Commission File No. 1-4482).

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

                 (b)(i) Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee.

                    (ii) Officers' Certificate, as defined by the Indenture in 14(b)(i) above, dated as of January 22, 1997, with respect to the company's $200,000,000 7% Senior Notes due 2007 and $200,000,000 7-1/2% Senior Debentures due 2027.

             (10)(a)(i) Arrow Electronics Savings Plan, as amended and restated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                    (ii)   Amendment No. 1, dated March 29, 1996,
to the Arrow Electronics Savings Plan in (10)(a)(i) above
(incorporated by reference to Exhibit 10(a)(iv) to the company's
Quarterly Report on Form 10-Q for the quarter ended March 31,
1996, Commission File No. 1-4482).

                    (iii) Arrow Electronics Stock Ownership Plan, as amended and restated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(i) to the company's Quarterly
Report on Form 10-Q for the quarter ended March 31, 1996,
Commission File No. 1-4482).

                    (iv)  Amendment No. 1, dated March 29, 1996,
to the Arrow Electronics Stock Ownership Plan in (10)(a)(iii) above (incorporated by reference to Exhibit 10(a)(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                    (v)  Capstone Electronics Corp. Profit-
Sharing Plan, as amended and reinstated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(v) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                 (b)(i)  Employment Agreement, dated as of
October 16, 1990, between the company and John C. Waddell
(incorporated by reference to Exhibit 10(c)(i) to the company's
Annual Report on Form 10-K for the year ended December 31, 1990,
Commission File No. 1-4482).

                    (ii)   Employment Agreement, dated as of
February 22, 1995, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                    (iii)  Form of agreement between the company
and the employees parties to the Employment Agreements listed in 10(b)(i) and (ii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (iv)  Form of Employment Agreement, dated as
of September 1, 1994 between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                    (v)   Form of Employment Agreement, dated as
of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                    (vi)  Form of Employment Agreement, dated as
of April 15, 1996, between the company and Gerald Luterman.

                    (vii) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(b)(iv)-(vi) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (viii)    Form of agreement between the
company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-
4482).

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

                 (c)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29 percent Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(c)(i) above (incorporated by reference to Exhibit 10(d)(ii) in the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                    (iii) Second Amendment, dated as of April 24,
1995, to the Senior Note Purchase Agreement in 10(c)(i) above.

                    (iv)  Third Amendment, dated as of December
23, 1996, to the Senior Note Purchase Agreement in 10(c)(i) above.

                 (d)(i)    Amended and Restated Credit Agreement,
dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust
Company and Chemical Bank, as agents.

                 (ii) First Amendment, dated as of September 30, 1996, to the Arrow Electronics, Inc. Second Amended and Restated Credit Agreement, dated August 16, 1995 in (10)(d)(i) above (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

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

             (23)          Consent of Ernst & Young LLP

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

         (b) Reports on Form 8-K

             During the quarter ended December 31, 1996, the following Current Reports on Form 8-K were filed:

          Date of Report
(Date of Earliest Event Reported)   Items Reported
---------------------------------   --------------
         December 31, 1996          Announcement of Agreement to
                                    acquire the volume electronic
                                    businesses of Premier Farnell
                                    plc.


                                              ARROW ELECTRONICS, INC.

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                   For the three years ended December 31, 1996


                                       Additions
                                --------------------------
                   Balance at                                               Balance
                   beginning    Charged       Charged                        at end
                   of year      to income     to other (2)  Write-offs      of year
                   ----------   ---------     ------------  ----------  -----------

Allowance for
doubtful accounts

1996              $38,670,000   $15,495,000   $        -   $14,412,000   $39,753,000
                  ===========   ===========   ==========   ===========   ===========
1995              $31,132,000   $21,344,000   $   67,000   $13,873,000   $38,670,000
                  ===========   ===========   ==========   ===========   ===========
1994 (1)          $24,263,000   $20,289,000   $3,251,000   $16,671,000   $31,132,000
                  ===========   ===========   ==========   ===========   ===========

(1) During 1994, the company acquired Gates/FA Distributing, Inc. and Anthem
     Electronics, Inc. in transactions accounted for as poolings of interests, accordingly the balance at the beginning of the year 1994 has been restated.

(2) Represents the allowance for doubtful accounts of the businesses acquired by the company during each year.


                           SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   ARROW ELECTRONICS, INC.

                                   By/s/ Robert E. Klatell
                                     ----------------------
                                         Robert E. Klatell
                                         Executive Vice President

                                         March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:



By/s/Stephen P. Kaufman                               March  27, 1997
  -----------------------------------------------
     Stephen P. Kaufman, Chairman, Principal
     Executive Officer, and Director

By/s/ Robert E. Klatell                               March 27, 1997
  -----------------------------------------------
      Robert E. Klatell, Executive Vice President,
      Secretary and Director

By/s/ Gerald Luterman                                 March  27, 1997
  -----------------------------------------------
      Gerald Luterman, Senior Vice President,
      and Principal Financial Officer

By/s/ Paul J. Reilly                                  March  27, 1997
  -----------------------------------------------
      Paul J. Reilly, Vice President, Controller
      and Principal Accounting Officer

By/s/ Daniel W. Duval                                 March  27, 1997
  -----------------------------------------------
      Daniel W. Duval, Director

By/s/ Carlo Giersch                                   March  27, 1997
  -----------------------------------------------
      Carlo Giersch, Director

By/s/ Gaynor N. Kelley                                March  27, 1997
  -----------------------------------------------
      Gaynor N. Kelley, Director

By/s/ Roger King                                      March  27, 1997
  -----------------------------------------------
      Roger King, Director

By/s/ Karen Gordon Mills                              March  27, 1997
  -----------------------------------------------
      Karen Gordon Mills, Director

By/s/ Richard S. Rosenbloom                           March 27, 1997
  -----------------------------------------------
      Richard S. Rosenbloom, Director

By/s/ Robert S. Throop                                March  27, 1997
  -----------------------------------------------
      Robert S. Throop, Director

By/s/ John C. Waddell                                 March  27, 1997
  -----------------------------------------------
      John C. Waddell, Vice Chairman