Form 10-Q
period 1997-03-31
ARROW ELECTRONICS INC
filed 1997-05-13
CIK 7536

UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, D.C.  20549


                           FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1997
                                         --------------
                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

          For the transition period from
                                         ----------- to -----------

          Commission file number 1-4482
                                 ------

                           ARROW ELECTRONICS, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)


           New York                                            11-1806155
---------------------------------                      -----------------------
(State or other jurisdiction of                        (I.R.S. Employer
   incorporation or organization)                       Identification number)

25 Hub Drive, Melville, New York                                  11747
--------------------------------                        ----------------------
(Address of principal executive                                (Zip Code)
 offices)


Registrant's telephone number,
 including area code                                        (516) 391-1300
                                                        ----------------------
      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                         No
               ---------                                        -----------
      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $1 par value: 49,757,407 shares outstanding at May 2, 1997.



                      PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

                          ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                   Three Months Ended
                                                        March 31,
                                               --------------------------
                                                  1997            1996
                                                  ----            ----
                                                       (Unaudited)
Sales                                          $1,855,333      $1,703,318
                                               ----------      ----------
Costs and expenses:
  Cost of products sold                         1,569,772       1,421,501
  Selling, general and
    administrative expenses                       171,775         156,080
 Depreciation and amortization                      9,689           9,053
                                               ----------      ----------
                                                1,751,236       1,586,634
                                               ----------      ----------
Operating income                                  104,097         116,684

Equity in earnings (loss) of
  affiliated company                                  298            (101)

Interest expense                                   13,945          11,308
                                               ----------       ---------
Earnings before income
  taxes and minority interest                      90,450         105,275

Provision for income taxes                         37,192          41,731
                                               ----------       ---------

Earnings before minority interest                  53,258          63,544

Minority interest                                   2,964           6,736
                                               ----------       ---------
Net income                                     $   50,294       $  56,808
                                               ==========       =========

Net income per common share                         $1.00           $1.11
                                                    =====           =====
Average number of common shares
  and common share equivalents
  outstanding                                      50,520          51,276
                                                   ======          ======

                          See accompanying notes.






                          ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)

                                                 March 31,       December 31,
                                                   1997              1996
                                                 ---------       ------------
                                                (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments               $  128,773         $  136,400
  Accounts receivable, less allowance
    for doubtful accounts ($41,078 in
    1997 and $39,753 in 1996)                    1,130,583            902,878
  Inventories                                    1,110,952          1,044,841
  Prepaid expenses and other assets                 31,186             36,004
                                                ----------         ----------
    Total current assets                         2,401,494          2,120,123


Property, plant and equipment at cost:
  Land                                               8,650              8,712
  Buildings and improvements                        75,886             77,257
  Machinery and equipment                          134,620            127,633
                                                ----------         ----------
                                                   219,156            213,602

    Less accumulated depreciation and
      amortization                                 102,015             98,377
                                                ----------         ----------
                                                   117,141            115,225


Investment in affiliated company                    34,498             34,200

Cost in excess of net assets of
  companies acquired, net of amortization
  ($59,286 in 1997 and $57,802 in 1996)            589,207            388,787

Other assets                                        58,940             52,016
                                                ----------         ----------
                                                $3,201,280         $2,710,351
                                                ==========         ==========

                          See accompanying notes.



                          ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)



                                                March 31,        December 31,
                                                   1997              1996
                                                ---------        -----------
                                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                           $  635,996         $  594,474
   Accrued expenses                              222,190            180,129
   Short-term borrowings, including
     current maturities of long-term debt         84,592             71,504
                                              ----------         ----------

        Total current liabilities                942,778            846,107

Long-term debt                                   766,376            344,562

Deferred income taxes and other liabilities       71,949             68,488

Minority interest                                 73,602             92,712


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 51,474,820 shares in 1997
      and 51,196,385 shares in 1996               51,475             51,196
    Capital in excess of par value               559,327            549,913
      Retained earnings                          855,636            805,342
      Foreign currency translation adjustment    (15,868)             8,753
                                              ----------         ----------

                                               1,450,570          1,415,204
Less: Treasury stock (1,760,985 and 1,069,699
       shares in 1997 and 1996), at cost          88,136             49,065
         Unamortized employee stock awards        15,859              7,657
                                              ----------         ----------
                                               1,346,575          1,358,482
                                              ----------         ----------
                                              $3,201,280         $2,710,351
                                              ==========         ==========

                          See accompanying notes.


                          ARROW ELECTRONICS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (IN THOUSANDS)

                                                      Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                     1997            1996
                                                     ----            ----
                                                          (Unaudited)
Cash flows from operating activities:
   Net income                                       $ 50,294       $ 44,851
   Adjustments to reconcile net income to net
    cash provided by operations:
      Minority interest in earnings                    2,964          6,774
      Depreciation and amortization                   10,650          8,257
      Equity in undistributed earnings
        of affiliated company                           (298)          (744)
      Deferred income taxes                            2,792          4,420
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                       (168,251)      (100,691)
          Inventories                                 21,544        (30,552)
          Prepaid expenses and other assets            4,234           (578)
          Accounts payable                           (14,674)        64,514
          Accrued expenses                            39,810         31,984
          Other                                         (804)             -
                                                    --------       --------
    Net cash provided (used) by operating
     activities                                      (51,739)        28,235
                                                   ---------       --------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                    (4,755)       ( 15,934)
  Cash  consideration paid for
   acquired businesses                              (322,226)        (77,221)
                                                    --------        --------
    Net cash used for investing activities          (326,981)        (93,155)
                                                    --------        --------
Cash flows from financing activities:
  Change in short-term borrowings                     27,957           2,528
  Change in credit facilities                         15,486          54,892
  Repayment of long-term debt                         (1,148)        (16,507)
  Proceeds from long-term debt                       393,296           3,863
  Proceeds from  exercise of stock options             8,300           3,909
  Distribution to minority partners                  (12,079)         (7,931)
  Purchases of common stock                          (51,009)              -
                                                    --------        --------
    Net cash provided by financing activities        380,803          40,754
                                                    --------        --------

Effect of exchange rate changes on cash               (9,710)          9,342
                                                    --------        --------

Net decrease in cash and short-term investments       (7,627)        (14,824)
Cash and short-term investments at beginning
  of period                                          136,400         105,606
                                                    --------       ---------

Cash and short-term investments at end of period    $128,773       $  90,782
                                                    ========       =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                   $  13,860      $  15,071
    Interest                                          10,778         10,806

                          See accompanying notes.

                     ARROW ELECTRONICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          MARCH 31, 1997



Note A -- Basis of presentation

The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1996 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B -- Stock repurchase program

In February 1997, the company's Board of Directors renewed the stock repurchase program initiated last year and has authorized management to purchase, from time to time, up to $50 million of the company's common stock. Purchases are being made in the open market or in privately negotiated transactions, as determined by management. The timing and amount of the purchases depend, among other matters, on market conditions and corporate requirements.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----
Consolidated sales for the first quarter of 1997 increased approximately 9 percent compared over the year-earlier period. This sales growth was due to increased activity levels in North America and the Asia/Pacific region and the acquisition of the FES Group, offset in part by a stronger U.S. dollar. Excluding the FES Group, sales increased approximately 4 percent compared with the year-earlier period.


Operating income
----------------
The company recorded operating income of $104.1 million in the first quarter of 1997, compared with $116.7 million in the first quarter of 1996. The decrease in operating income reflects the impact of lower gross profit margins, offset in part by increased sales and continued economies of scale. Gross profit margins decreased primarily as a result of competitive pricing pressures in North America and Europe.


Interest expense
----------------
Interest expense of $13.9 million in the first quarter of 1997 increased from $11.3 million during the comparable quarter of 1996 principally as a result of the acquisition of the FES Group, offset in part by lower borrowings as a result of improved working capital usage and lower interest rates.


Income taxes
------------
During the first quarter of 1997, the company recorded a provision for taxes at an effective tax rate of 41.1 percent, compared with 39.6 percent in the earlier period. The increase in the effective rate from the year-earlier period is due to increased earnings in countries with higher marginal tax rates.


Net income
----------
The company recorded net income of $50.3 million in the first quarter of 1997, compared with $56.8 million in the first quarter of 1996. The decrease in net income from the year-earlier period is principally due to lower operating income and higher interest expense, offset in part by decreases in income taxes and minority interest.


Liquidity and capital resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75 percent and 78 percent for the first quarter of 1997 and 1996, respectively.

The net amount of cash used by the company's operating activities during the first three months of 1997 was $51.7 million, the principle element of which was the increase in accounts receivable resulting from the increase in net sales over the fourth quarter of 1996. The net amount of cash used for investing activities was $327 million, including approximately $300 million for the acquisition of the FES Group. The net amount of cash provided by financing activities was $380.8 million, principally reflecting the $393.3 million of proceeds from the issuance in January 1997 of the company's senior notes and senior debentures, offset in part by purchases of common stock and distributions to minority partners.

During the first three months of 1996, the net amount of cash provided by the company's operating activities was $28.2 million. The net amount of cash used for investing activities was $93.2 million, including $77.2 million for various acquisitions and investments, and the net amount of cash provided by the company's financing activities was $40.8 million.

The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1998.

Accounting Matters
------------------
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share", which establishes new methodologies for computing earnings per share. The adoption by the company of SFAS 128 at year-end is not expected to have a material impact on the earnings per share for any previously reported periods.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
    (a)  Exhibits.

        (11)  Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.
           None.


                          SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  May 13, 1997                          By:/s/ Gerald Luterman
                                                ----------------------
                                                Gerald Luterman
                                                Senior Vice President and
                                                  Chief Financial Officer


Date:  May 13, 1997                          By:/s/ Paul J. Reilly
                                                ----------------------
                                                Paul J. Reilly
                                                Vice President and Controller