Form 10-Q
period 1997-06-30
ARROW ELECTRONICS INC
filed 1997-08-08
CIK 7536

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                    FORM 10-Q


           [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1997
                                         -------------
                                        OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                           THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------
          Commission file number 1-4482
                                 ------

                            ARROW ELECTRONICS, INC.
        ------------------------------------------------------
        (Exact name of Registrant as specified in its charter)


            New York                              11-1806155
-----------------------------------         ----------------------
(State  or  other  jurisdiction  of         (I.R.S. Employer
incorporation or organization)              Identification Number)

25 Hub Drive, Melville, New York                     11747
-----------------------------------         ----------------------
(Address of principal executive                    (Zip Code)
 offices)


Registrant's telephone number,
 including area code                             (516) 391-1300
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

            Yes     X                                  No
                  -----                                   ------

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 48,985,482 shares outstanding at August 1, 1997.



                  PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------


                          ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                      (IN THOUSANDS EXCEPT PER SHARE DATA)
                                (UNAUDITED)



                                      Six Months Ended        Three Months Ended
                                          June 30,                 June 30,
                                  ----------------------   ----------------------

                                      1997        1996         1997        1996
                                      ----        ----         ----        ----
Sales                             $3,704,075  $3,304,968   $1,848,742   $1,601,651
                                  ----------  ----------   ----------   ----------

Costs and expenses:
  Cost of products sold            3,125,124   2,757,816    1,555,352    1,336,315
  Selling, general and
    administrative expenses          345,758     307,215      173,983      151,135
  Depreciation and amortization       20,834      18,354       11,145        9,301
                                  ----------  ----------   ----------   ----------
                                   3,491,716   3,083,385    1,740,480    1,496,751
                                  ----------  ----------   ----------   ----------

Operating income                     212,359     221,583      108,262      104,900

Equity in earnings (loss) of
  affiliated company                     532         (28)         234           73

Interest expense                      30,048      21,150       16,103        9,842
                                  ----------  ----------   ----------   ----------
Earnings before income               182,843     200,405       92,393       95,131
  taxes and minority interest

Provision for income taxes            74,991      79,172       37,799       37,441
                                  ----------  ----------   ----------   ----------

Earnings before minority interest    107,852     121,233       54,594       57,960

Minority interest                      5,779      10,329        2,815        3,593
                                  ----------  ----------   ----------   ----------

Net income                        $  102,073  $  110,904   $   51,779   $   54,097
                                  ==========  ==========   ==========   ==========

Net income per common share            $2.02       $2.16        $1.03        $1.05
                                       =====       =====        =====        =====
Average number of common shares
  and common share equivalents
  outstanding                         50,468      51,463       50,404       51,672
                                      ======      ======       ======       ======


                            See accompanying notes.





                         ARROW ELECTRONICS, INC.
                       CONSOLIDATED BALANCE SHEET
                         (DOLLARS IN THOUSANDS)


                                                    June 30,      December 31,
                                                      1997            1996
                                                  -----------     ------------
                                                  (Unaudited)
ASSETS
------
Current assets:
  Cash and short-term investments                  $  115,138       $  136,400
  Accounts receivable, less allowance
    for doubtful accounts ($43,006 in 1997
    and $39,753 in 1996)                            1,130,313          902,878
  Inventories                                       1,200,404        1,044,841
  Prepaid expenses and other assets                    34,786           36,004
                                                   ----------       ----------
    Total current assets                            2,480,641        2,120,123

Property, plant and equipment at cost:
  Land                                                  8,695            8,712
  Buildings and improvements                           75,094           77,257
  Machinery and equipment                             141,268          127,633
                                                   ----------       ----------
                                                      225,057          213,602
    Less accumulated depreciation and
      amortization                                   (106,145)         (98,377)
                                                   ----------       ----------
                                                      118,912          115,225


Investment in affiliated company                       34,732           34,200


Cost in excess of net assets of
  companies acquired, net of amortization
  ($62,563 in 1997 and $57,802 in 1996)               585,535          388,787


Other assets                                           58,306           52,016
                                                   ----------       ----------
                                                   $3,278,126       $2,710,351
                                                   ==========       ==========


                            See accompanying notes.



                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)

                                                    June 30,     December 31,
                                                      1997           1996
                                                  -----------    ------------
                                                  (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                                 $  610,644       $  594,474
  Accrued expenses                                    208,305          180,129
  Short-term borrowings, including current
    maturities of long-term debt                      101,046           71,504
                                                   ----------       ----------

    Total current liabilities                         919,995          846,107

Long-term debt                                        857,930          344,562

Deferred income taxes and other liabilities            69,351           68,488

Minority interest                                      70,111           92,712

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 51,474,820 shares in 1997 and
      51,196,385 shares in 1996                        51,475           51,196
  Capital in excess of par value                      559,354          549,913
  Retained earnings                                   907,415          805,342
  Foreign currency translation adjustment             (26,113)           8,753
                                                   ----------       ----------

                                                    1,492,131        1,415,204

  Less: Treasury stock (2,194,091 shares in 1997
          and 1,069,699 shares in 1996)               113,610           49,065
        Unamortized employee stock awards              17,782            7,657
                                                   ----------       ----------
                                                    1,360,739        1,358,482
                                                   ----------       ----------

                                                   $3,278,126       $2,710,351
                                                   ==========       ==========



                               See accompanying notes.





                        ARROW ELECTRONICS, INC.
                 CONSOLIDATED STATEMENT OF CASH FLOWS
                            (IN THOUSANDS)

                                                        Six Months Ended
                                                             June 30,
                                                    ----------------------
                                                      1997            1996
                                                      ----            ----
                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                         $102,073       $110,904
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                     5,779         10,329
      Depreciation and amortization                    22,861         19,434
      Equity in undistributed (earnings) loss
        of affiliated company                            (532)            28
      Deferred income taxes                             6,995          5,611
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                        (152,191)       (37,035)
          Inventories                                 (72,836)       (10,002)
          Prepaid expenses and other assets              (446)         3,683
          Accounts payable                            (36,857)       (43,408)
          Accrued expenses                              4,210         (8,889)
          Other                                         2,528          4,735
                                                     --------       --------
  Net cash provided by (used for)
    operating activities                             (118,416)        55,390
                                                     --------       --------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                    (14,000)       (17,288)
  Cash consideration paid for acquired businesses    (341,194)       (12,425)
                                                     --------       --------
  Net cash used for investing activities             (355,194)       (29,713)
                                                     --------       --------
Cash flows from financing activities:
  Change in short-term borrowings                      33,029         (9,442)
  Change in credit facilities                         114,948        (42,738)
  Repayment of long-term debt                          (1,541)          (501)
  Proceeds from long-term debt                        400,822            966
  Proceeds from exercise of stock options              11,394          7,631
  Distribution to minority partners                   (11,874)        (9,379)
  Purchases of common stock                           (83,276)             -
                                                     --------       --------
  Net cash provided by (used for)
    financing activities                              463,502        (53,463)
                                                     --------       --------
Effect of exchange rate changes on cash               (11,154)        (3,555)
                                                     --------       --------
Net decrease in cash and short-term investments       (21,262)       (31,341)
Cash and short-term investments at beginning
  of period                                           136,400         93,947
                                                     --------       --------
Cash and short-term investments at end of period     $115,138       $ 62,606
                                                     ========       ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $ 56,146       $ 68,997
    Interest                                           17,421         23,156

                             See accompanying notes.




                     ARROW ELECTRONICS, INC.
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         JUNE 30, 1997



Note A -- Basis of presentation
-------------------------------

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

Note B -- Stock repurchase program
----------------------------------

In July 1997, the company's Board of Directors renewed the stock repurchase program initiated last year and authorized management to purchase, from time to time, up to an additional $50 million of the company's common stock. Over the past year, Arrow has acquired over 2.8 million shares of its common stock at a cost of $150 million.



Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

Sales
-----

Consolidated sales for the six months and second quarter of 1997 increased 12 percent and 15 percent, respectively, compared with the year-earlier periods. This sales growth was principally due to increased activity levels in North America and the Asia/Pacific region and the acquisition of the volume electronic businesses (FES Group) of Premier Farnell plc, offset, in part, by a stronger U.S. dollar. Excluding the FES Group, sales for the six months and second quarter of 1997 increased approximately 6 percent and 8 percent, respectively, compared with the year-earlier periods.


Operating income
----------------

The company recorded operating income of $212.4 million and $108.3 million in the first six months and second quarter of 1997, respectively, compared with $221.6 million and $104.9 million, respectively, in the year-earlier periods. The decrease in operating income in the first half of 1997 principally reflects the impact of lower gross profit margins caused by competitive pricing pressures, offset, in part, by increased sales and the acquisition of the FES Group. The improvement in operating income in the second quarter of 1997, compared with the year-earlier period, reflects the impact of increased consolidated sales coupled with a reduction in lower-margin microprocessor sales, offset, in part, by lower gross profit margins due to competitive pricing pressures.


Interest expense
----------------

Interest expense of $30.0 million and $16.1 million in the first six months and second quarter of 1997, respectively, increased from $21.2 million during the first six months of 1996 and $9.8 million in the comparable quarter of 1996. The increase from the first six months and second quarter of 1996 is a result of acquisitions, principally the FES Group, and the repurchase of the company's common stock, offset, in part, by lower interest rates.


Income taxes
------------

During the first six months and second quarter of 1997, the company recorded a provision for taxes at an effective tax rate of 41 percent and 40.9 percent, respectively, compared with
39.5 percent during the first six months of 1996 and 39.3 percent in the comparable quarter of 1996. The increase in the provision is due to increased earnings in countries with higher marginal tax rates.

Net income
----------

The company recorded net income of $102.1 million and $51.8 million in the first six months and second quarter of 1997, respectively, compared with $110.9 million in the first six months of 1996 and $54.1 million in the second quarter of 1996. The decrease in net income for the first six months is due to decreased operating income as well as an increase in interest expense offset, in part, by a decrease in the provision for income taxes and lower minority interest. The decrease in net income for the second quarter is attributable to an increase in interest expense, offset, in part, by higher operating income.


Liquidity and capital resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75.7 percent and 78.1 percent at June 30, 1997 and 1996, respectively.

The net amount of cash used by the company's operating activities during the first six months of 1997 was $118.4 million, principally reflecting increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $355.2 million including approximately $341.2 million for investments and acquisitions. The net amount of cash provided by financing activities was $463.5 million, principally reflecting the $393 million of proceeds from the issuance in January 1997 of the company's senior notes and senior debentures and increases in the company's credit facilities, offset, in part, by the purchase of the company's common stock.

The net amount of cash provided by the company's operating activities during the first six months of 1996 was $55.4 million, principally reflecting increased earnings offset, in part, by an increase in working capital requirements. The net amount of cash used for investing activities was $29.7 million, including $12.4 million for various acquisitions. The net amount of cash used for financing activities was $53.5 million, principally reflecting the reduction in the company's borrowings.

The company believes that its working capital, funds available under its credit agreements, and additional funds generated from operations will be sufficient to satisfy its cash requirements at least through 1998.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a) The company's Annual Meeting of Shareholders was held on May 14, 1997 (the "Annual Meeting") and was adjourned until May 16, 1997 with respect to the vote on item (ii) below.

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:


         (i) The following individuals were elected by the shareholders to serve as Directors:

Board Member                           In Favor       Withheld
------------                          ----------      --------
Daniel W. Duval                       43,871,046      111,910
Carlo Giersch                         43,852,878      130,078
Stephen P. Kaufman                    43,852,951      130,005
Gaynor N. Kelley                      43,865,116      117,840
Roger King                            43,400,647      582,309
Robert E. Klatell                     43,862,416      120,540
Karen Gordon Mills                    43,868,474      114,482
Richard S. Rosenbloom                 43,872,231      110,725
Robert S. Throop                      43,852,692      130,264
John C. Waddell                       43,853,011      129,945

        (ii) The amendment to increase the number of authorized shares from 6,000,000 to 10,500,000 shares of common stock to be issued pursuant to options awarded under the Arrow
             Stock Option Plan and to make certain other modifications to the plan was voted upon as follows:
             28,312,238 shares in favor; 9,698,943 shares
             against; 2,025,124 shares abstaining; and 3,946,651 broker no votes.

       (iii) The amendment to increase the number of authorized shares from 1,480,000 to 1,980,000 shares of common stock to be awarded under the Arrow Restricted Stock Plan and to make certain other modifications to the plan was voted upon as follows: 30,202,284 shares in favor;
             8,026,446 shares against; 220,506 shares abstaining;
             and 5,533,720 broker no votes.

        (iv) The adoption of the Arrow Non-Employee Directors
             Stock Option Plan was voted upon as follows: 32,315,252 shares in favor; 5,905,598 shares against; 228,386 shares abstaining; and 5,533,720 broker no votes.

         (v) The adoption of the Arrow Non-Employee Directors
             Deferral Plan was voted upon as follows: 33,178,975 shares in favor; 5,042,554 shares against; 227,707 shares abstaining; and 5,533,720 broker no votes.

        (vi) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 43,893,469 shares in favor; 40,813 shares against; and 48,674 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits

         (11)  Statement Re:  Computation of Earnings Per Share

    (b)  Reports on Form 8-K.

           None.



                          SIGNATURES


       Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARROW ELECTRONICS, INC.





Date:  August 7, 1997                       By:/s/ Gerald Luterman
                                               -------------------
                                                Gerald Luterman
                                                Senior Vice President and
                                                Chief Financial Officer


Date:  August 7, 1997                        By:/s/ Paul J. Reilly
                                                ------------------
                                                 Paul J. Reilly
                                                 Vice President and
                                                 Corporate Controller