Form 10-Q
period 1997-09-30
ARROW ELECTRONICS INC
filed 1997-11-13
CIK 7536

UNITED STATES
                 SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549


                              FORM 10-Q



           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1997
                                         ------------------
                                 OR

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------
          Commission file number 1-4482
                                 ------

                              ARROW ELECTRONICS, INC.
            ------------------------------------------------------
            (Exact name of Registrant as specified in its charter)


             New  York                                 11-1806155
--------------------------------                    -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

25 Hub Drive, Melville, New York                            11747
--------------------------------                    -----------------------
(Address of principal executive                          (Zip Code)
 offices)


Registrant's telephone number,
including area code                                     (516) 391-1300
                                                    -----------------------

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                  No
               ----------                                ----------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock, $1 par value: 98,192,497 shares outstanding at October 31, 1997.


                  PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.

                          ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS EXCEPT PER SHARE DATA)
                                (Unaudited)

                                     Nine Months Ended    Three Months Ended
                                       September 30,         September 30,
                                   --------------------- ---------------------
                                      1997       1996       1997       1996
                                      ----       ----       ----       ----
Sales                              $5,653,471 $4,902,348 $1,949,396 $1,597,379
                                   ---------- ---------- ---------- ----------
Costs and expenses:
  Cost of products sold             4,782,974  4,111,210  1,657,850  1,353,394
  Selling, general and
    administrative expenses           519,542    454,592    173,784    147,377
  Depreciation and amortization        32,129     27,608     11,295      9,254
  Integration charge                   21,600          -     21,600          -
  Realignment charge                   37,900          -     37,900          -
                                   ---------- ---------- ---------- ----------
                                    5,394,145  4,593,410  1,902,429  1,510,025
                                   ---------- ---------- ---------- ----------

Operating income                      259,326    308,938     46,967     87,354

Equity in earnings (loss) of
  affiliated company                    1,006       (419)       474       (391)

Interest expense                       48,193     29,963     18,145      8,813
                                   ---------- ---------- ---------- ----------
Earnings before income
  taxes and minority interest         212,139    278,556     29,296     78,150

Provision for income taxes             92,156    110,591     17,165     31,419
                                   ---------- ----------  --------- ----------
Earnings before minority interest     119,983    167,965     12,131     46,731

Minority interest                       8,628     13,304      2,849      2,975
                                   ---------- ---------- ---------- ----------
Net income                         $  111,355 $  154,661 $    9,282 $   43,756
                                   ========== ========== ========== ==========

Net income per common share             $1.11      $1.50       $.09       $.43
                                        =====      =====       ====       ====
Average number of common shares
  and common share equivalents
  outstanding                         100,573    102,930     99,828    102,892
                                      =======    =======     ======    =======



                          See accompanying notes.


                          ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)



                                                September 30,   December 31,
                                                     1997           1996
                                                -------------   ------------
                                                 (Unaudited)
ASSETS
------

Current assets:
  Cash and short-term investments                  $  137,014     $  136,400
  Accounts receivable, less allowance
    for doubtful accounts ($44,160 in 1997
    and $39,753 in 1996)                            1,199,584        902,878
  Inventories                                       1,184,623      1,044,841
  Prepaid expenses and other assets                    26,796         36,004
                                                   ----------     ----------
    Total current assets                            2,548,017      2,120,123

Property, plant and equipment at cost:
  Land                                                  9,607          8,712
  Buildings and improvements                           74,648         77,257
  Machinery and equipment                             146,639        127,633
                                                   ----------     ----------
                                                      230,894        213,602
    Less accumulated depreciation and
      amortization                                    110,398         98,377
                                                   ----------     ----------
                                                      120,496        115,225


Investment in affiliated company                       35,206         34,200


Cost in excess of net assets of
  companies acquired, net of amortization
  ($66,377 in 1997 and $57,802 in 1996)               638,988        388,787


Other assets                                           80,838         52,016
                                                   ----------     ----------
                                                   $3,423,545     $2,710,351
                                                   ==========     ==========



                          See accompanying notes.



                          ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (DOLLARS IN THOUSANDS)



                                                September 30,   December 31,
                                                     1997           1996
                                                -------------   ------------
                                                 (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                 $  751,901     $  594,474
  Accrued expenses                                    315,449        180,129
  Short-term borrowings, including current
    maturities of long-term debt                       67,609         71,504
                                                   ----------     ----------
    Total current liabilities                       1,134,959        846,107

Long-term debt                                        787,865        344,562

Deferred income taxes and other liabilities            87,734         68,488

Minority interest                                      62,915         92,712


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1997 and
         102,392,770 shares in 1996                   102,950        102,393
  Capital in excess of par value                      507,383        498,716
  Retained earnings                                   916,697        805,342
  Foreign currency translation adjustment             (34,397)         8,753
                                                   ----------     ----------
                                                    1,492,633      1,415,204

  Less: Treasury stock (4,712,783 shares in 1997
        and 2,139,398 shares in 1996), at cost        122,780         49,065
        Unamortized employee stock awards              19,781          7,657
                                                   ----------     ----------
                                                    1,350,072      1,358,482
                                                   ----------     ----------
                                                   $3,423,545     $2,710,351
                                                   ==========     ==========



                          See accompanying notes.


                          ARROW ELECTRONICS, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (IN THOUSANDS)

                                                         Nine Months Ended
                                                           September 30,
                                                     -----------------------
                                                       1997           1996
                                                       ----           ----
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                         $111,355       $154,661
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                     8,628         13,304
      Depreciation and amortization                    35,266         29,372
      Equity in undistributed (earnings) loss
        of affiliated company                          (1,006)           419
      Realignment and integration charges              59,500              -
      Deferred income taxes                           (11,615)         7,673
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                        (227,719)       (35,760)
          Inventories                                 (62,668)        59,561
          Prepaid expenses and other assets             7,375         10,703
          Accounts payable                            107,944          8,245
          Accrued expenses                              4,103        (15,631)
          Other                                         2,151          4,613
                                                    ---------      ---------
  Net cash provided by operating activities            33,314        237,160
                                                    ---------      ---------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                    (22,198)       (22,553)
  Proceeds from sale of building                            -         10,442
  Cash consideration paid for acquired businesses    (350,870)       (37,759)
  Other                                                     -          1,752
                                                    ---------      ---------
  Net cash used for investing activities             (373,068)       (48,118)
                                                    ---------      ---------
Cash flows from financing activities:
  Change in short-term borrowings                      31,012        (52,096)
  Change in credit facilities                          33,089       (109,372)
  Repayment of long-term debt                          (1,450)        (6,896)
  Proceeds from long-term debt                        394,335              -
  Proceeds from exercise of stock options              15,549          8,843
  Purchases of common stock                          (101,009)        (9,787)
  Distribution to minority partners                   (17,389)        (9,378)
                                                    ---------      ---------
  Net cash provided by (used for)
    financing activities                              354,137       (178,686)
                                                    ---------      ---------
Effect of exchange rate changes on cash               (13,769)        (4,312)
                                                    ---------      ---------

Net increase in cash and short-term investments           614          6,044
Cash and short-term investments at beginning
  of period                                           136,400         93,947
                                                    ---------      ---------
Cash and short-term investments at end of period    $ 137,014      $  99,991
                                                    =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                    $  83,410      $ 103,809
    Interest                                           43,788         33,271


                          See accompanying notes.

                       ARROW ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         SEPTEMBER 30, 1997
                             (Unaudited)


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

Note B -- Stock split
---------------------

All share and per share amounts have been adjusted to reflect a 2-for-1 stock split in the form of a 100% stock dividend paid on October 15, 1997 to shareholders of record on October 3, 1997.

Note C -- Authorized shares and net income per common share
-----------------------------------------------------------

Net income per common share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. For the nine months ended September 30, 1997 and 1996, the average number of common stock equivalents was 1,686,660 and 1,157,384, respectively. For the quarter ended September 30, 1997 and 1996, the average number of common stock equivalents was 1,714,656 and 887,312, respectively.

Note D - Special charges
------------------------

The consolidated statement of income includes special pre-tax charges totaling $59,500,000 ($.40 and $.41 per share for the nine months and quarter ended September 30, 1997, respectively) related to the realignment of the company's North American components operations and the integration of the volume electronic distribution businesses (FES Group) of Premier Farnell plc acquired earlier in 1997. Of this amount $37,900,000 represents costs associated with the realignment of the North American components operations into seven operating groups based on customer needs. The costs associated with this realignment principally include real estate termination costs, severance and other expenses related to personnel, and costs related to communicating the announcement of the realignment to customers, suppliers, and employees. The remaining $21,600,000 represents costs associated with the integration of the FES group including real estate termination costs, severance and other expenses related to personnel performing duplicative functions, professional fees, and the disposal of duplicative fixed assets.

Item 2.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         Condition and Results of Operations.
         -----------------------------------

Sales
-----

Consolidated sales for the nine months and third quarter of 1997 increased 15 percent and 22 percent, respectively, compared with the year-earlier periods. This sales growth was principally due to increased activity levels throughout the world and the acquisition of the FES Group offset, in part, by the impact of a stronger U.S. dollar. Excluding the FES Group, sales for the nine months and third quarter of 1997 increased more than 9 percent and 15 percent, respectively, compared with the year-earlier periods.


Operating income
----------------

The company recorded operating income of $259.3 million and $47.0 million in the first nine months and third quarter of 1997, respectively, compared with $308.9 million and $87.4 million, respectively, in the year-earlier periods.
Included in 1997's results are special pre-tax charges of $21.6 million associated with the integration of the FES
Group and $37.9 million related to the realignment of the company's North American components operations. Excluding these special charges, operating income was $318.8 million and $106.5 million for the nine months and quarter ended
September 30, 1997, respectively. The improvement in operating income, excluding the special charges, in the first nine months and third quarter of 1997, compared with the year-earlier periods, reflects the impact of increased sales, the acquisition of the FES Group, and economies of scale offset, in part, by lower gross profit margins caused by competitive pricing pressures and a changing product mix more heavily weighted to commercial computer products.

Interest expense
----------------

Interest expense of $48.2 million and $18.1 million in the first nine months and third quarter of 1997, respectively, increased from $30 million during the first nine months of 1996 and $8.8 million in the comparable quarter of 1996. The increase from the first nine months and third quarter of 1996 is a result of acquisitions, the repurchase of the company's common stock, and investments in working capital.


Income taxes
------------

Excluding the special charges, the company recorded a provision for taxes at an effective rate of 40.9 percent and 40.8 percent for the first nine months and third quarter of 1997, respectively, compared with 39.7 percent and 40.2 percent in the comparable year-earlier periods. The increase in the provision for 1997 compared with the year earlier periods is due to increased earnings in countries with higher marginal tax rates.



Net income
----------

The company recorded net income of $111.4 million and $9.3 million in the first nine months and third quarter of 1997, respectively, compared with $154.7 million in the first nine months of 1996 and $43.8 million in the third quarter of 1996. Excluding the special charges of $16.9 million, net of tax, associated with the integration of the FES Group and the special charge of $23.5 million, net of tax, related to the realignment of the company's North American components operations, net income was $151.8 million ($1.51 per share) and $49.7 million ($.50 per share) for the first nine months and third quarter of 1997, respectively. The decrease in net income for the first nine months is due to a decrease in gross profit margins and an increase in interest expense offset, in part, by higher sales. The increase in net income for the third quarter is attributable to higher operating income offset, in part, by an increase in interest expense.


Liquidity and capital resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 74 percent and 78 percent at September 30, 1997 and 1996, respectively.

The net amount of cash provided by the company's operating activities during the first nine months of 1997 was $33.3 million, principally reflecting earnings plus non-cash charges offset, in part, by increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $373.1 million, including approximately $350.9 million for investments and acquisitions. The net amount of cash provided by financing activities was $354.1 million reflecting the $393 million of proceeds from the issuance in January 1997 of the company's senior notes and senior debentures and increases in the company's credit facilities offset, in part, by the purchase of the company's common stock.

The net amount of cash provided by the company's operating activities during the first nine months of 1996 was $237.2 million, principally reflecting increased earnings and improved working capital usage. The net amount of cash used for investing activities was $48.1 million, including $22.6 million for various capital expenditures and $37.8 million for various investments and acquisitions. The net amount of cash used for financing activities was $178.7 million, principally reflecting the reduction in the company's borrowings, purchases of the company's common stock and distributions to partners.

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


                                              ARROW ELECTRONICS, INC.





Date:  November 12, 1997                       By:/s/ Gerald Luterman
                                                  -------------------
                                                  Gerald Luterman
                                                  Senior Vice President
                                                          and
                                                  Chief Financial Officer


Date:  November 12, 1997                       By:/s/ Paul J. Reilly
                                                  ------------------
                                                  Paul J. Reilly
                                                  Vice President and
                                                  Corporate Controller