Form 10-K405
period 1997-12-31
ARROW ELECTRONICS INC
filed 1998-03-31
CIK 7536

Form 10-K
              		       SECURITIES AND EXCHANGE COMMISSION
                        				WASHINGTON, D.C.  20549
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---    ACT OF 1934

For the fiscal year ended December 31, 1997

                              					OR

______ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant's telephone number, including area code: (516) 391-1300 Securities registered pursuant to Section 12(b) of the Act:
					  Name of Each Exchange on
     Title of Each Class                      Which Registered
--------------------------------      ----------------------------
Common Stock, $1 par value                New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
					       ---
   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   [ X ]

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 6, 1998 was $3,336,528,009.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value:  97,274,399 shares outstanding at March 6, 1998.

The following documents are incorporated herein by reference:

1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 13, 1998(incorporated in Part III).

				   PART I

Item 1.  Business.
       	 ---------
Arrow Electronics, Inc. (the "company") is the world's largest distributor of electronic components and computer products to industrial and commercial customers. As the global electronics distribution industry's leader in state-of-the-art operating systems, employee productivity, value-added programs, and total quality assurance, the company is the distributor of choice for over 600 suppliers.

The company's global distribution network spans the world's three dominant electronics markets - North America, Europe, and the Asia/Pacific region. The company is the largest electronics distributor in each of these vital industrialized regions, serving a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains over 200 sales facilities and 26 distribution centers in 33 countries.

In January 1997, the company acquired the volume electronic component distribution businesses of Premier Farnell plc with operations in 15 countries. In February 1997, the company, through its subsidiary, Gates/Arrow Distributing, Inc. ("Gates/Arrow"), acquired a majority interest in Consan Incorporated, a leading technical distributor of mass storage products in the United States. In November 1997, the company formed a joint venture, Arrow/Altech Industries (Pty) Ltd., with Allied Technologies Limited , a member of the Altron Group, to distribute electronic components throughout South Africa. In December 1997, the company, through Gates/Arrow, acquired a majority interest in Support Net, Inc., one of the preeminent technical distributors of IBM mid-range products in the United States.

On January 5, 1998, the company implemented the previously announced realignment of its North American components operations and created the following business units:

* Arrow Contract Manufacturing Services (CMS) Distribution Group - exclusively serving contract manufacturing customers, the group offers a broad line card of semiconductors and industrial computer products, as well as passive, electromechanical and connector devices.
* Arrow Alliance Group - focuses on delivering the full line card, including semiconductors, passives, connectors, and industrial computer products, to large customers with complex needs. The group offers tailored solutions and innovative programs from a single point of contact.
* Arrow Industrial Computer Products Group - focuses on providing demand creation, fulfillment, and value-added services to industrial customers who mainly buy subsystems and industrial computer products.
* Arrow Semiconductor Group - concentrates on core semiconductor customers, offering a broad semiconductor line card to drive demand creation and fulfillment and providing customers with value-added solutions.
* Arrow Supplier Services Group - manages all semiconductor supplier relationships, including line card strategy, marketing programs, purchasing, asset management, and market price programs, as well as Arrow's value-added programs and the technical resource center.
* Arrow Passive Electromechanical Connector (PEMCO) Group - formerly called Capstone Electronics, specializes in providing high-quality passive, electromechanical, and connector products to original equipment manufacturers (other than those customers of the Arrow CMS Distribution
Group and the Arrow Alliance Group).
* Arrow/Zeus Electronics - is a fully-dedicated specialist serving the high-reliability, military and aerospace markets.
* Gates/Arrow - is a full-line technical distributor of computer systems, peripherals, and software to value-added resellers in the U.S. and Canada.

Through its wholly-owned subsidiary, Arrow Electronics Distribution Group-Europe B.V., Arrow is the largest pan-European electronics distributor. In its Northern European region, the company is among the largest distributors in Britain, Denmark, Finland, Norway and Sweden. In its Central European region the company is the largest distributor in Germany, Austria, Switzerland, Belgium and the Netherlands and in its Southern European region it is the largest distributor in Italy, France, Spain and Portugal.

Arrow is the largest electronics distributor in the Asia/Pacific region. Components Agent Limited (C.A.L.), the Lite-On Group, and the Melbourne-based Veltek and Zatek companies in Australia are the region's leading multi-national distributors. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, India, and South Korea. Lite-On, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, and Malaysia. Arrow Ally serves customers in Taipei and Arrow Components (NZ) services customers in New Zealand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 63 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disk drives, controllers, and communication control equipment account for about 27 percent; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

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

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than two percent of the company's 1997 or 1996 sales.

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

There are approximately 600 manufacturers whose products are sold by the company. Intel Corporation accounted for approximately 16 percent of the business' purchases. No other supplier accounted for more than 8 percent of 1997 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 63 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

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

The company and its affiliates employ over 9,800 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

	Name            Age   Position or Office Held
	----            ---   -----------------------
Stephen P. Kaufman      56    Chairman and Chief Executive Officer
Robert E. Klatell       52    Executive Vice President, General Counsel,
                            				and Secretary
Francis M. Scricco      48    Executive Vice President and Chief
                             			Operating Officer
Carlo Giersch           60    Chief Executive Officer of Spoerle Electronic
Gerald Luterman         54    Senior Vice President, Chief Financial
                            				Officer, and Treasurer
Steven W. Menefee       53    Senior Vice President
Betty Jane Scheihing    49    Senior Vice President
Jan M. Salsgiver        41    Vice President

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

Francis M. Scricco joined the company in September 1997 as Executive Vice President and Chief Operating Officer. From March 1994 through August 1997 he was a Group Vice President at Fischer Scientific International, Inc. Prior thereto he was President of Whirlpool Canada.

Carlo Giersch has been Chief Executive Officer of Spoerle Electronic for more than five years.

Gerald Luterman has been Senior Vice President, Chief Financial Officer, and Treasurer of the company since April 1996. Prior thereto he was Executive Vice President and Chief Financial Officer of American Express Travel Related Services Consumer Card Group for more than five years.

Steven W. Menefee has been a Senior Vice President of the company since July 1995 and prior thereto a Vice President of the company since November 1990.

Betty Jane Scheihing became Senior Vice President in May 1996 and has served as Vice President of the company for more than five years prior thereto.

Jan M. Salsgiver has been a Vice President of the company since September 1993 and President of the Arrow Supplier Services Group since its inception in January 1998. Prior thereto she was President of the Arrow/Schweber Electronics Group since November 1995 and President of Zeus Electronics from July 1993 to November 1995. Prior to July 1993, she held a variety of senior marketing positions in the company.

Item 2.  Properties.
       	 -----------
The company's executive office, located in Melville, New York, is owned by the company. The company occupies additional locations under leases due to expire on various dates to 2053. Five additional facilities are owned by the company, and another facility has been sold and leased back in connection with the financing thereof.

Item 3.  Legal Proceedings.
       	 ------------------
Through a wholly-owned subsidiary, the company was previously engaged in the refining and selling of lead. The subsidiary was sold in 1988, except for a battery-breaking site used by the subsidiary in Plant City, Florida, which had been placed on the National Priorities List under the Federal Super Fund program. The company remains liable for the environmental remediation of the site, and in 1992 entered into a consent decree setting forth the terms of that remediation with the U.S. EPA and the State of Florida.

The environmental remediation of the site has been substantially completed. All contaminated soils on the site have been collected, treated and stabilized, and the EPA has acknowledged that the soil stabilization aspects of the consent decree have been met. Groundwater on the site has been treated and is being monitored, as required by the consent decree, to ensure that it continues to meet the standards set forth in the decree. Approximately 11 acres of wetlands have been recreated and are being managed in accordance with the requirements of the consent decree. Final approval of the wetlands phase of the remediation is expected shortly.

The company believes that the amount expected to be expended in any year in connection with the continued monitoring of the site and the completion of activities thereon will not have a material adverse impact on the company's liquidity, capital resources or results of operations.



Item 4.  Submission of Matters to a Vote of Security Holders.
       	 ----------------------------------------------------
	        None.

                           				    PART II


Item 5.  Market for the Registrant's Common Equity and
       	 ---------------------------------------------
       	   Related Stockholder Matters.
	          ----------------------------
Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1997 and 1996 were as follows (restated to reflect the two-for-one stock split effective October 15, 1997):

Year                                                High        Low
----                                                ----        ---
1997:
  Fourth Quarter                                  $36         $25-1/8
  Third Quarter                                    32-1/16     26-5/16
  Second Quarter                                   29-7/16     25-3/4
  First Quarter                                    29-7/8      25-7/8

1996:
  Fourth Quarter                                  $27-11/16   $21-1/2
  Third Quarter                                    23-9/16     18-3/4
  Second Quarter                                   26-13/16    21-1/8
  First Quarter                                    25          17-5/8


Holders

On March 6, 1998, there were approximately 4,000 shareholders of record of the company's common stock.


Dividend History and Restrictions

The company has not paid cash dividends on its common stock during the past five years. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors.

The terms of the company's global multi-currency credit facility, senior notes, and senior debentures (see Note 4 of the Notes to Consolidated Financial Statements) limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

Item 6.  Selected Financial Data.
       	 ------------------------
The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report.

SELECTED FINANCIAL DATA
(In thousands except per share data)

For the year:                  1997(a)         1996         1995   1994(b)(c)  1993(b)(d)
-----------------------------------------------------------------------------------------
Sales                       $7,763,945   $6,534,577   $5,919,420   $4,649,234  $3,560,856
Operating income               374,721      400,627      423,209      255,974     226,089
Equity in earnings
  (loss) of affiliated
  companies                        781          (97)       2,493            -       1,673
Interest expense                67,117       37,959       46,361       36,168      26,573
-----------------------------------------------------------------------------------------
Net income                  $  163,656   $  202,709     $202,544   $  111,889  $  106,559
-----------------------------------------------------------------------------------------
Diluted earnings
  per share (e)             $     1.64   $     1.98      $  2.03   $     1.16  $     1.12
-----------------------------------------------------------------------------------------
At year-end:
-----------------------------------------------------------------------------------------
Accounts receivable and
  inventories               $2,475,407   $1,947,719   $1,979,160   $1,422,457  $1,094,175
Total assets                 3,537,873    2,710,351    2,701,016    2,038,774   1,569,152
Total long-term debt and
  subordinated debentures      823,099      344,562      451,706      349,398     314,859
Shareholders' equity         1,360,758    1,358,482    1,195,881      837,885     701,799
-----------------------------------------------------------------------------------------
(a) Net income includes special charges totaling $59.5 million associated with the realignment of Arrow's North American components operations and the acquisition and integration of the volume electronic component distribution businesses of Premier
Farnell plc. Excluding these charges, operating income, net income, and net income per share on a diluted basis were $434.2 million, $204.1 million, and $2.05, respectively.
(b) In 1994, Arrow acquired Gates/FA Distributing, Inc. ("Gates") and Anthem
Electronics, Inc. ("Anthem") in transactions accounted for as poolings of interests.  Accordingly, all financial information for years prior thereto have been restated to include the operations of Gates and Anthem.  Also, 1994 includes special charges of $45.3 million associated with the acquisition and integration of
Gates and Anthem.  Excluding these charges, operating income, net income, and net income per share on a diluted basis were $301.3 million, $140.7 million, and $1.44, respectively.
(c) Includes results of Silverstar which was accounted for under the equity method prior to January 1994.
(d) Net income is after a restructuring charge of $7.8 million associated with the disposition of a business unit by Anthem.  Excluding this charge, operating income, net income, and net income per share on a diluted basis were $233.9 million, $111.1 million, and $1.17, respectively.
(e) All per share amounts have been restated to reflect the two-for-one stock split effective October 15, 1997.



Item 7.  Management's Discussion and Analysis of Financial
         -------------------------------------------------
         	 Condition and Results of Operations.
           ------------------------------------

For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this report.


Sales

In 1997, consolidated sales increased to $7.8 billion, an increase of 19 percent over 1996 sales of $6.5 billion. This sales growth was due to increased activity levels throughout the world and acquisitions, principally the volume electronic component distribution businesses of Premier Farnell plc offset, in part, by the impact of a stronger U.S. dollar.

Consolidated sales of $6.5 billion in 1996 were 10 percent higher than 1995 sales of $5.9 billion. This sales growth was principally due to increased sales of commercial computer products and microprocessors. The sales of semiconductor products were characterized by an oversupply of product, competitive pricing pressures, and reductions in memory prices.

In 1995, consolidated sales increased to $5.9 billion, a 27 percent increase over 1994 sales of $4.6 billion. This sales growth reflected strong activity levels in each of the company's businesses as well as the impact of key strategic acquisitions and alliances forged around the world during 1994.


Operating Income

In 1997, the company's consolidated operating income decreased to $374.7 million, compared with operating income of $400.6 million in 1996, principally as a result of special charges of $37.9 million associated with the realignment of the North American components operations and $21.6 million associated with the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. The improvement in operating income, excluding the special charges, reflects the impact of increased sales, acquisitions, and continuing economies of scale offset, in part, by lower gross profit margins caused by competitive pricing pressures and a greater sales mix of commercial computer products. Operating expenses, excluding the special charges, as a percent of sales declined to 9.7 percent in 1997, the lowest in the company's history.

The company's consolidated operating income decreased to $400.6 million in 1996, compared with operating income of $423.2 million in 1995. The reduction in operating income reflected a further decline in gross margins due to proportionately higher sales of lower margin commercial computer products and microprocessors throughout the world and competitive pricing pressures in Europe and the Asia/Pacific region offset, in part, by the impact of increased sales and the benefits of continuing economies of scale. Operating expenses as a percent of sales declined to 9.8 percent in 1996.

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


Interest

In 1997, interest expense increased to $67.1 million from $38 million in 1996, reflecting increases in borrowings associated with acquisitions, the repurchase of the company's common stock, and investments in working capital.

Interest expense of $38 million in 1996 decreased by $8.4 million from the 1995 level. The decrease reflected the conversion of the company's 5 3/4% convertible subordinated debentures in October 1995, lower borrowings resulting from improved working capital usage, and lower borrowing costs offset, in part, by borrowings to fund purchases of common stock.

In 1995, interest expense increased to $46.4 million from $36.2 million in 1994, reflecting increases in working capital required to support higher sales, interest related to borrowings associated with acquisitions, and capital expenditures.


Income Taxes

In 1997, the company recorded a provision for taxes at an effective tax rate of 41 percent, excluding the special charges, compared with 39.9 percent in 1996. The increased rate for 1997 is due to increased earnings in countries with higher marginal tax rates and the non-deductibility of goodwill amortization.

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


Net Income

In 1997, the company's net income advanced to $204.1 million from $202.7 million in 1996, before the special charges of $59.5 million ($40.4 million after taxes). The increase in net income is attributable to higher operating income offset, in part, by an increase in interest expense.

Net income in 1996 was $202.7 million, an increase from $202.5 million in 1995. The increase in net income was attributable to decreases in interest expense, income taxes, and minority interest offset, in part, by lower operating income.

In 1995, the company's net income advanced to $202.5 million from $140.7 million in 1994, before the special charges of $45.3 million ($28.8 million after taxes) associated with Gates and Anthem. The significant improvement in net income was principally the result of the increase in operating income offset, in part, by higher interest expense.


Liquidity and Capital Resources

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 74 percent and 78 percent in 1997 and 1996, respectively.

Working capital increased by $160 million, or 13 percent, in 1997 compared with 1996, primarily as a result of increased sales and acquisitions. This percentage increase was less than the percentage increase of sales as a result of improvements in working capital usage.

The net amount of cash used for the company's operating activities in 1997 was $14.2 million, principally reflecting earnings offset by increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $410.8 million, including $381.5 million for acquisitions and investments. The net amount of cash provided by financing activities was $422.1 million, principally reflecting the $392.8 million of proceeds from the issuance of the company's senior notes and senior debentures and increases in the company's credit facilities offset, in part, by the purchase of the company's common stock.

In January 1997, the company issued $200 million of 10 year senior notes bearing interest at 7% and $200 million of 30 year senior debentures bearing interest at 7 1/2%. The net proceeds of $392.8 million were used primarily to fund acquisitions, working capital, and other general corporate purposes.

In 1996, working capital increased by five percent, or $56 million, compared with 1995. This percentage increase was less than the percentage increase of sales as a result of improvements in working capital usage.

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

In October 1995, the company redeemed its 5 3/4% convertible subordinated debentures due 2002, which resulted in the issuance of 7,544,508 shares of common stock and eliminated approximately $125 million in long-term debt and $7.2 million in annual interest charges.

Market and Other Risks
----------------------
The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe and the Asia/Pacific region. At the present time, the company hedges only these currency exposures and does not hedge anticipated foreign currency cash flows and earnings or its investments in businesses in Europe and the Asia/Pacific region as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuation in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 1997 as compared with 1996, 1997 sales and operating income would have been approximately $182 million and $11 million higher, respectively, than the actual results for 1997.

The company's interest expense is sensitive to the general level of short-term interest rates in the United States and Europe. To mitigate the impact of fluctuations in interest rates, at December 31, 1997, the company has approximately 48 percent of its debt as fixed rate long-term borrowings and 52 percent of its debt subject to short-term floating rates. Interest expense would fluctuate by approximately $5 million if average short-term interest rates had changed by one percentage point in 1997. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

The Company has initiated a comprehensive, worldwide review of its computer systems so as to identify all "Year 2000" issues and has implemented a plan to resolve those issues. The company believes that, after modifications to its systems, the Year 2000 issue will not pose significant operational problems. However, if such modifications are not completed, the Year 2000 issue may have a material impact on the operations of the company. The costs associated with the required systems modifications is expected to be less than $20 million over the next two years.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the computer and electronic components markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any forward-looking statements.


Accounting Matters

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income," and Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "Disclosure about Segments of an Enterprise and Related Information." SFAS 130 requires that changes in comprehensive income be shown in a financial statement that is displayed with the same prominence as other financial statements.
SFAS 131 specifies new guidelines for determining a company's operating segments and related requirements for disclosure. Both statements are effective for fiscal years beginning after December 15, 1997 and will be adopted in the fiscal year ending December 31, 1998.

Item 8.  Financial Statements.
	        ---------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               								ERNST & YOUNG LLP

New York, New York
February 16, 1998

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING


The consolidated financial statements of Arrow Electronics, Inc. have been prepared by management, which is responsible for their integrity and objectivity These statements, prepared in accordance with generally accepted accounting principles, reflect our best use of judgment and estimates where appropriate. Management also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The company's system of internal controls is designed to provide reasonable assurance that company assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded. In establishing the basis for reasonable assurance, management balances the costs of the internal controls with the benefits they provide. The system contains self-monitoring mechanisms, and compliance is tested through an extensive program of site visits and audits by the company's operating controls staff.

The Audit Committee of the board of directors, consisting entirely of outside directors, meets regularly with the company's management, operating controls staff, and independent auditors and reviews audit plans and results as well as management's actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the operating controls staff, and the independent auditors have direct and confidential access to the Audit Committee at all times.

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



Stephen P. Kaufman
Chairman and Chief Executive Officer



Gerald Luterman
Senior Vice President and
  Chief Financial Officer

                           				    ARROW ELECTRONICS, INC.
               			           CONSOLIDATED STATEMENT OF INCOME
                    			    (In thousands except per share data)




                                             							 Years Ended December 31,
                                          					  --------------------------------------
                                          						     1997          1996          1995
                                          						     ----          ----          ----
Sales                                             $7,763,945    $6,534,577    $5,919,420
                                          						  ----------    ----------    ----------
Costs and expenses:
  Cost of products sold                            6,574,415     5,492,556     4,888,746
  Selling, general and administrative expenses       712,213       604,412       574,166
  Depreciation and amortization                       43,096        36,982        33,299
  Integration charge                                  21,600             -             -
  Realignment charge                                  37,900             -             -
                                          						  ----------    ----------    ----------

                                          						   7,389,224     6,133,950     5,496,211
                                          						  ----------    ----------    ----------
Operating income                                     374,721       400,627       423,209

Equity in earnings (loss)
  of affiliated companies                                781           (97)        2,493

Interest expense, net                                 67,117        37,959        46,361
                                           					  ----------    ----------    ----------
Earnings before income taxes
  and minority interest                              308,385       362,571       379,341

Provision for income taxes                           131,617       144,667       153,139
                                          						  ----------    ----------    ----------
Earnings before minority interest                    176,768       217,904       226,202
Minority interest                                     13,112        15,195        23,658
                                          						  ----------    ----------    ----------
Net income                                        $  163,656    $  202,709    $  202,544
                                          						  ==========    ==========    ==========
Per common share:
  Basic                                           $     1.67    $     2.01    $     2.15
                                          						  ==========    ==========    ==========
  Diluted                                         $     1.64    $     1.98    $     2.03
                                          						  ==========    ==========    ==========
Average number of common shares and common
  share equivalents outstanding:
    Basic                                             98,006       100,972        94,174
                                          						  ==========    ==========    ==========
    Diluted                                           99,769       102,380       101,736
                                          						  ==========    ==========    ==========

                                						   See accompanying notes.

	                               				      ARROW ELECTRONICS, INC.
                               					    CONSOLIDATED BALANCE SHEET
                                 				      (Dollars in thousands)

									                                                              December 31,
                                                         							    -----------------------
                                                               									1997         1996
ASSETS                                                                  ----         ----
Current assets:
  Cash and short-term investments                                   $  112,665   $  136,400
  Accounts receivable, less allowance for doubtful
    accounts ($46,055 in 1997 and $39,753 in 1996)                   1,245,354      902,878
  Inventories                                                        1,230,053    1,044,841
  Prepaid expenses and other assets                                     42,268       36,004
                                                        								    ----------   ----------
Total current assets                                                 2,630,340    2,120,123
                                                        								    ----------    ---------
Property, plant and equipment at cost
  Land                                                                   9,699        8,712
  Buildings and improvements                                            75,431       77,257
  Machinery and equipment                                              143,030      127,633
                                                        								    ----------   ----------
                                                        								       228,160      213,602
  Less accumulated depreciation and amortization                       113,923       98,377
                                                          						    ----------   ----------
                                                         							       114,237      115,225
                                                        								    ----------   ----------
Investment in affiliated companies                                      54,914       34,200
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($69,899 in 1997
  and $57,802 in 1996)                                                 645,152      388,787
Other assets                                                            93,230       52,016
                                                        								    ----------   ----------
                                                        								    $3,537,873   $2,710,351
                                                        								    ==========   ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  767,088   $  594,474
  Accrued expenses                                                     285,673      180,129
  Short-term borrowings, including current maturities of
    long-term debt                                                     143,723       71,504
                                                         								   ----------   ----------
Total current liabilities                                            1,196,484      846,107
                                                        								    ----------   ----------
Long-term debt                                                         823,099      344,562
Other liabilities                                                       87,254       68,488
Minority interest                                                       70,278       92,712

Shareholders' equity:
  Common stock, par value $1:
    Authorized--120,000,000 shares in 1997 and 1996
    Issued--102,949,640 and 102,392,770 shares in 1997 and 1996        102,950      102,392
  Capital in excess of par value                                       506,656      498,717
  Retained earnings                                                    968,998      805,342
  Foreign currency translation adjustment                              (35,881)       8,753
                                                             			    ----------   ----------
                                                        								     1,542,723    1,415,204
  Less: Treasury stock (6,011,903 and 2,139,398 shares
	  in 1997 and 1996), at cost                                          164,207       49,065
	Unamortized employee stock awards                                      17,758        7,657
                                                        								    ----------   ----------
Total shareholders' equity                                           1,360,758    1,358,482
                                                        								    ----------   ----------
                                                        								    $3,537,873   $2,710,351
                                                        								    ==========   ==========
			                                    See accompanying notes.

                         				      ARROW ELECTRONICS, INC.
                   			      CONSOLIDATED STATEMENT OF CASH FLOWS
                              					  (In thousands)

                                                   							     Years Ended December 31,
                                                 							  -------------------------------
                                                 							    1997        1996        1995
                                                 							    ----        ----        ----
Cash flows from operating activities:
  Net income                                              $163,656    $202,709    $202,544
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Integration charge                                    21,600           -           -
      Realignment charge                                    37,900           -           -
      Minority interest in earnings                         13,112      15,195      23,658
      Depreciation and amortization                         47,057      39,453      35,192
      Equity in undistributed (earnings) loss of
       	affiliated companies                                  (781)         97      (2,493)
      Deferred income taxes                                 (9,814)     10,280      14,210
      Change in assets and liabilities, net of
       	effects of acquired businesses:
       	  Accounts receivable                             (219,488)     45,845    (221,840)
	         Inventories                                      (94,144)     (8,426)   (288,301)
       	  Prepaid expenses and other assets                 (8,048)     (2,893)     (8,675)
       	  Accounts payable                                  36,784      26,276     139,257
       	  Accrued expenses                                  (4,917)    (23,870)     (3,848)
       	  Other                                              2,913       3,926      (3,791)
							                                                   --------    --------    --------
  Net cash provided by (used for) operating activities     (14,170)    308,592    (114,087)
                                                 							  --------    --------    --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment             (29,335)    (28,596)    (42,254)
  Proceeds from sale of building                                 -      10,442           -
  Cash consideration paid for acquired businesses         (364,499)    (38,851)    (59,119)
  Investment in affiliates                                 (16,973)      1,734     (31,538)
  Other                                                          -      (1,791)        190
                                                 							  --------    --------    --------
  Net cash used for investing activities                  (410,807)    (57,062)   (132,721)
                                                 							  --------    --------    --------
Cash flows from financing activities:
  Change in short-term borrowings                           55,018     (53,992)     49,976
  Change in credit facilities                              122,830     (96,906)    289,680
  Proceeds from long-term debt                             392,844           -       5,701
  Repayment of long-term debt                                 (338)     (7,097)   (102,370)
  Proceeds from exercise of stock options                   20,209      12,323      13,717
  Distributions to minority partners                       (17,464)     (7,967)    (28,590)
  Purchases of common stock                               (151,010)    (48,993)          -
                                                 							  --------    --------    --------
  Net cash provided by (used for) financing activities     422,089    (202,632)    228,114
                                                 							  --------    --------    --------
Effect of exchange rate changes on cash                    (20,847)     (6,445)      7,035
                                                 							  --------    --------    --------
Net increase (decrease) in cash and
  short-term investments                                   (23,735)     42,453     (11,659)
Cash and short-term investments at
  beginning of year                                        136,400      93,947     105,606
                                                 							  --------    --------    --------
Cash and short-term investments at end of year            $112,665    $136,400    $ 93,947
                                                 							  ========    ========    ========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes                                          $121,251    $130,834    $142,101
    Interest                                                52,265      38,118      44,019

                                	      See accompanying notes.

		                               				                      	   ARROW ELECTRONICS, INC.
                                       					      CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
				                                                    		      (In thousands)


                            				     Common                             Foreign              Unamortized
                            				      Stock  Capital in                Currency                 Employee
                            				     at Par   Excess of   Retained  Translation   Treasury  Stock Awards
                            				      Value   Par Value   Earnings   Adjustment      Stock     and Other       Total
                            				   --------   ---------   --------  -----------   --------   -----------  ----------
Balance at December 31, 1994       $ 92,336    $342,745   $400,089      $ 6,367   $    (13)     $ (3,639) $  837,885
  Net income                              -           -    202,544            -          -             -     202,544
  Conversion of subordinated
    debentures                        7,546     114,911          -            -          -             -     122,457
  Exercise of stock options           1,134      12,583          -            -          -             -      13,717
  Tax benefits related to
    exercise of stock options             -       4,758          -            -          -             -       4,758
  Restricted stock awards, net          280       4,679          -            -        (11)       (4,948)          -
  Amortization of employee
    stock awards                          -           -          -            -          -         2,313       2,313
  Other                                   -           -          -            -          -           176         176
  Translation adjustments                 -           -          -       12,031          -             -      12,031
                            				   --------    --------   --------     --------  ---------     ---------   ---------
Balance at December 31, 1995        101,296     479,676    602,633       18,398        (24)       (6,098)  1,195,881
  Net income                              -           -    202,709            -          -             -     202,709
  Exercise of stock options             924      11,774          -            -       (375)            -      12,323
  Tax benefits related to
    exercise of stock options             -       3,345          -            -          -             -       3,345
  Restricted stock awards, net          172       3,922          -            -        327        (4,421)          -
  Amortization of employee
    stock awards                          -           -          -            -          -         2,862       2,862
  Purchases of common stock               -           -          -            -    (48,993)            -     (48,993)
  Translation adjustments                 -           -          -       (9,645)         -             -      (9,645)
                             			   --------    --------   --------     --------  ---------     ---------  ----------
Balance at December 31, 1996       $102,392    $498,717   $805,342     $  8,753  $ (49,065)    $  (7,657) $1,358,482

                                                      (continued)

						                                            	            ARROW ELECTRONICS, INC.
					                                             CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                                   							      (In thousands)



                            				     Common                             Foreign              Unamortized
                            				      Stock  Capital in                Currency                 Employee
                            				     at Par   Excess of   Retained  Translation   Treasury  Stock Awards
                            				      Value   Par Value   Earnings   Adjustment      Stock     and Other       Total
                            				   --------   ---------   --------  -----------   --------   -----------  ----------
Balance at December 31, 1996       $102,392    $498,717   $805,342     $  8,753  $ (49,065)     $ (7,657) $1,358,482
  Net income                              -           -    163,656            -          -             -     163,656
  Exercise of stock options             198      (8,626)         -            -     28,637             -      20,209
  Tax benefits related to
    exercise of stock options             -       7,074          -            -          -             -       7,074
  Restricted stock awards, net          360       9,491          -            -      7,231       (17,082)          -
  Amortization of employee
    stock awards                          -           -          -            -          -         6,981       6,981
  Purchases of common stock               -           -          -            -   (151,010)            -    (151,010)
  Translation adjustments                 -           -          -      (44,634)         -             -     (44,634)
                            				   --------    --------   --------     --------  ---------      --------  ----------
Balance at December 31, 1997       $102,950    $506,656   $968,998     $(35,881) $(164,207)     $(17,758) $1,360,758
                              		   ========    ========   ========     ========= ==========     ========= ==========

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

Financial Instruments
---------------------
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. The company does not use derivative financial instruments for speculative purposes. Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis.

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

Stock Split
-----------
The company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on October 15, 1997, to shareholders of record on October 3, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split.

All references in the financial statements and the related notes to the number of shares and per share amounts have been restated to reflect the two-for-one stock split in all years.

Net Income Per Share
--------------------
The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share," which modifies the way in which earnings per share ("EPS") is calculated in 1997. Accordingly,
all prior period EPS data presented has been restated.   Basic EPS is computed
by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the company. Diluted EPS for 1995 has been calculated assuming that the 5 3/4% convertible subordinated debentures were converted into common stock at the beginning of the year and the related interest expense, net of taxes, was eliminated.

2.  Acquisitions

During 1997, the company acquired the volume electronic component distribution businesses of Premier Farnell plc for approximately $298,000,000 and a majority interest in Consan Incorporated and Support Net, Inc. During 1997, the company increased its holdings in Spoerle Electronic Handelsgesellschaft mbH ("Spoerle") to 80 percent; Silverstar Ltd., S.p.A. ("Silverstar") to 98 percent; and TH:s Elektronik AB, Exatec A/S, Amitron S.A., and ATD Electronica S.A. to 100 percent. The aggregate cost of these acquisitions was $364,499,000.

A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions, excluding amounts paid for increases in majority holdings, to the fair market value of the assets acquired and liabilities assumed is as follows (in thousands):


	Current assets:
		Accounts receivable                  $166,109
		Inventory                             127,016
		Other                                   4,011   $297,136
                                       --------
	Property, plant and equipment                       6,756
	Cost in excess of net assets
	  of companies acquired                           264,266
	Other assets                                          445
                                          								 -------
                                           							 568,603

	Current liabilities:
		Accounts payable                      162,056
		Accrued expenses                       61,334
		Other                                  20,698    244,088
	                            					     --------   --------
	Net consideration paid                           $324,515
                                             					========

In September 1997, the company recorded a special charge of $21,600,000 before taxes ($.17 per share on a diluted basis) associated with the integration of the volume electronic component distribution businesses of Premier Farnell plc and related transaction fees. Such integration costs include real estate termination costs, severance and other expenses related to personnel performing duplicative functions, professional fees, and the disposal of duplicative fixed assets.

During 1996, the company increased its holding in Spoerle to 75 percent and Silverstar to 93 percent.

The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions beginning in the respective month of acquisition. The aggregate consideration paid for all acquisitions exceeded the net assets acquired by $296,379,000 and $20,674,000 in 1997 and 1996, respectively.

In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 1996, the company made additional payments of $9,675,000 which have been capitalized as cost in excess of net assets of companies acquired.

3.  Investment in Affiliated Companies

During 1997, the company acquired a 50 percent interest in Altech Industries
(Pty) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. The company also has a 45 percent interest in Strong Electronics Co., Ltd., a joint venture with Lite-On Inc., a Taiwan-based electronics distributor.

4.  Debt

Long-term debt consisted of the following at December 31 (in thousands):

                                        						       1997           1996
                                          						   --------       --------
Global multi-currency credit facility              $377,765       $267,512
7% senior notes, due 2007                           196,033              -
7 1/2% senior debentures, due 2027                  197,623              -
8.29% senior notes                                   75,000         75,000
Other obligations with various
  interest rates and due dates                        1,678          2,254
                                          						   --------       --------
                                          						    848,099        344,766
Less installments due within one year                25,000            204
                                          						   --------       --------
                                          						   $823,099       $344,562
                                          						   ========       ========

The company's revolving credit agreement (the "global multi-currency credit facility") was amended in September 1996 to increase to $650,000,000 the amount of available credit, to reduce the applicable borrowing rates, and to extend the maturity date to September 2001. The interest rate for loans under this facility is at the applicable eurocurrency rate (5.71875 percent for U.S.
dollar denominated loans at December 31, 1997) plus a margin of .20 percent.
The company may also utilize the facility's competitive advance option to obtain loans, generally at a lower rate. The company pays the banks a facility fee of
 .08 percent per annum.

The 8.29% senior notes are payable in three equal annual installments commencing in 1998. The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity.

The global multi-currency credit facility, the senior notes, and the senior debentures limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

The company maintains uncommitted lines of credit with a group of banks under which up to $100,000,000 could be borrowed at December 31, 1997 on such terms as the company and the banks may agree. Borrowings under the lines of credit are classified as long-term debt as the company has the ability to renew them or refinance them under the global multi-currency credit facility. There are no fees or compensating balances associated with these borrowings. There were no outstanding borrowings under the lines of credit at December 31, 1997.

Short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates of these borrowings at December 31, 1997 and 1996 were 8 percent and 9 percent, respectively.

At December 31, 1997, the estimated fair market value of the 7% senior notes was 103 percent of par, the 7 1/2% senior debentures was 107 percent of par, and the 8.29% senior notes was 104 percent of par. The balance of the company's borrowings approximate their fair value.

5.  Income Taxes

The provision for income taxes consists of the following (in thousands):

                           				       1997            1996            1995
                                   --------        --------        --------
Current
  Federal                          $ 81,278        $ 78,715        $ 78,639
  State                              19,679          21,482          19,989
  Foreign                            31,096          29,507          37,330
                            				   --------        --------        --------
                            				    132,053         129,704         135,958
                            				   --------        --------        --------
Deferred
  Federal                            (9,321)          4,758           2,625
  State                              (2,130)          1,087             600
  Foreign                            11,015           9,118          13,956
                             			   --------        --------        --------
                            				       (436)         14,963          17,181
                            				   --------        --------        --------
                            				   $131,617        $144,667        $153,139
                            				   ========        ========        ========

The principal causes of the difference between the U.S. statutory and effective income tax rates are as follows (in thousands):

                            				       1997            1996            1995
                            				   --------        --------        --------
Provision at statutory rate        $107,935        $126,900        $132,769
State taxes, net of federal
  benefit                            11,407          14,670          13,383
Foreign tax rate differential         2,499           6,625           4,959
Other                                 9,776          (3,528)          2,028
                            				   --------        --------        --------
                            				   $131,617        $144,667        $153,139
                            				   ========        ========        ========

For financial reporting purposes, income before income taxes attributable to the United States was $216,993,000 in 1997, $279,149,000 in 1996, and $252,894,000
in 1995, and income before income taxes attributable to foreign operations was $91,392,000 in 1997, $83,422,000 in 1996, and $126,447,000 in 1995.

The significant components of the company's deferred tax assets, which are included in other assets, are as follows (in thousands):

                            				       1997            1996
                            				    -------         -------
Inventory reserves                  $14,407         $12,730
Allowance for doubtful accounts      10,803           8,045
Accrued expenses                      7,789           5,675
Realignment reserve                  11,002               -
Integration reserve                  20,807           7,151
Other                                (1,076)         (5,101)
                            				    -------         -------
                             			    $63,822         $28,500
                            				    =======         =======

Included in other liabilities are deferred tax liabilities of $40,327,000 and $36,156,000 at December 31, 1997 and 1996, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20 percent ownership position has been acquired. In the event that the company merges with, or transfers 50 percent or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. As amended in 1998, the rights expire on March 1, 2008.

7.  Realignment Charge

During 1997, the company announced the realignment of its North American components operations into seven operating groups based upon customer needs.
The company recorded a special charge of $37,900,000 before taxes ($.24 per share on a diluted basis) for costs associated with the realignment, including real estate termination costs, severance and other expenses related to personnel as well as costs of communicating the realignment to customers, suppliers, and employees.

8.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share for the years ended December 31 (in thousands):

                                         						1997          1996          1995
                                   					    --------      --------      --------

Net income for basic EPS                    $163,656(a)   $202,709      $202,544
Add interest on 5 3/4%
  convertible subordinated
  debentures, net of income
  taxes                                            -             -         3,471
					                                       --------      --------      --------
Net income for diluted EPS                  $163,656(a)   $202,709      $206,015
					                                       ========      ========      ========
Weighted average common shares
  outstanding for basic EPS                   98,006       100,972        94,174
Net effect of dilutive stock
  options and restricted stock awards          1,763         1,408         1,504
Assumed conversion of 5 3/4%
  convertible subordinated
  debentures                                       -             -         6,058
					                                       --------      --------      --------
Weighted average common shares
  outstanding for diluted EPS                 99,769       102,380       101,736
                                    					    ========      ========      =======
Basic EPS                                   $   1.67(a)    $  2.01       $  2.15
                                     				    ========      ========      =======
Diluted EPS                                 $   1.64(a)    $  1.98       $  2.03
                                     				    ========      ========      =======
(a) Net income includes special charges totaling $59,500,000 ($40,435,000 after taxes) associated with the realignment of the North American components operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, net income and net income per share on a basic and diluted basis were
$204,091,000, $2.08, and $2.05, respectively.

9.  Employee Stock Plans

Restricted Stock Plan
---------------------
Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 3,960,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of vesting restrictions generally over a four-year period. The company awarded 99,000 shares of common stock in early 1998 to 60 key employees in respect of 1997, 292,304 shares of common stock to 209 key employees during 1997, 239,720 shares of common stock to 81 key employees during 1996, and 212,700 shares of common stock to 79 key employees during 1995.

Forfeitures of shares awarded under the Plan were 31,250, 49,274, and 20,850, during 1997, 1996, and 1995, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.


Stock Option Plan
-----------------
Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options for an aggregate of 21,000,000 shares of common stock were authorized for grant to key employees at prices determined by the board of directors at its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Effective May 1997, future options granted under the plan become exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the company's accounts for this plan.

The following information relates to the option plan for the years ended December 31:

      				Average             Average             Average
                      			       Exercise            Exercise            Exercise
                     			1997      Price     1996      Price     1995      Price
               		     --------- --------  --------- --------  --------- --------
Options outstanding at
  beginning of year   7,107,042   $20.25  4,877,150   $16.69  4,328,076   $13.91
Granted               2,648,340    29.51  3,267,920    23.67  1,834,900    20.64
Exercised            (1,316,962)   15.34   (923,970)   13.75 (1,133,008)   12.11
Forfeited              (206,611)   22.16   (114,058)   18.88   (152,818)   18.07
		                    ---------   ------  ---------   ------  ---------   ------
Options outstanding
  at end of year      8,231,809   $24.00  7,107,042   $20.25  4,877,150   $16.69
Prices per share of   =========   ======  =========   ======  =========   ======
  options outstanding        $1.81-32.25         $1.81-27.69         $1.81-27.69

Options available for future grant:

  Beginning of year     432,700           3,586,562           5,334,778
  End of year         6,962,805             432,700           3,586,562

The following table summarizes information about stock options outstanding at December 31, 1997:

      	       Options Outstanding                       Options Exercisable
-------------------------------------------------  ---------------------------
                     			    Weighted     Weighted                     Weighted
Maximum                     Average      Average                      Average
Exercise      Number       Remaining     Exercise        Number       Exercise
  Price    Outstanding  Contractual Life   Price      Exercisable       Price
--------   -----------  ---------------- --------  --------------   ----------
$20.00      1,472,040       72 months     $15.86       1,447,431       $15.86
 25.00      2,335,003       91 months      21.31       1,435,190        21.11
 30.00      3,221,766      111 months      26.69       1,075,994        26.00
 35.00      1,203,000      119 months      31.98               -            -
       	    ---------                                  ---------
 All        8,231,809      103 months     $24.00       3,958,615       $20.52
       	    =========                                  =========

Had stock-based compensation costs been determined as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $7.6 million ($.06 per share on a diluted basis) in 1997 and $5.2 million ($.04 per share on a diluted basis) in 1996.

The estimated weighted average fair value, utilizing the Black-Scholes option-
pricing model, at date of option grant during 1997 and 1996 was $9.41 and $5.99, per option, respectively.  The weighted average fair value was estimated using the following assumptions:
                                   					     1997          1996
                                   					     ----          ----
Expected life (months)                         47            31
Risk-free interest rate (percent)             5.8           5.6
Expected volatility (percent)                  29            30

There is no expected dividend yield.

Stock Ownership Plan
--------------------
The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1997, 1996, and 1995 amounted to $5,147,000, $4,218,000, and $3,878,000, respectively.

10.  Retirement Plans

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $4,988,000, $4,608,000, and $3,966,000 in 1997, 1996,
and 1995, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $1,915,000, $1,162,000, and $822,000 in 1997,
1996, and 1995, respectively.

The company maintains an unfunded supplemental retirement plan for certain executives. The company's board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.

11.  Lease Commitments

The company leases certain office, warehouse, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expenses of noncancelable operating leases amounted to $29,190,000 in 1997, $29,390,000 in 1996, and $27,594,000 in 1995. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the North American realignment and the integration of the acquired businesses, approximate $153,039,000. Such commitments on an annual basis are: 1998- $29,004,000; 1999-$23,453,000; 2000-$16,546,000; 2001-$12,400,000; 2002-
$10,986,000; and $60,650,000 thereafter.

12.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally French francs, German deutsche marks, Italian lira, and British pound sterling. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales, and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a contract is the risk of nonperformance by the counterparties which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 1997 and December 31, 1996, was $97,321,000 and $53,462,000, respectively. The carrying amount, which is nominal, approximated fair value at December 31, 1997 and 1996.

13.  Segment and Geographic Information

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


                     			   Sales to                         Identifiable
		                     Unaffiliated        Operating           Assets at
			                       Customers     Income (Loss)        December 31,
               	       ------------     ------------        ------------

1997
----
North America            $4,964,660         $322,813          $1,847,976
Europe                    2,279,951          117,918           1,394,456
Asia/Pacific                519,334           11,617             199,884
Realignment and
  integration charges             -          (59,500)                  -
Corporate                         -          (18,127)             40,643
Investment in affiliated
  companies                       -                -              54,914
                     			 ----------         --------          ----------
                     			 $7,763,945         $374,721          $3,537,873
                     			 ==========         ========          ==========
1996
----
North America            $4,309,839         $317,846          $1,463,528
Europe                    1,855,821          101,326           1,040,326
Asia/Pacific                368,917               96             155,830
Corporate                         -          (18,641)             16,467
Investment in affiliated
  company                         -                -              34,200
                     			 ----------         --------          ----------
                     			 $6,534,577         $400,627          $2,710,351
                     			 ==========         ========          ==========

1995
----
North America            $3,929,016         $295,941          $1,476,420
Europe                    1,719,523          135,519           1,018,755
Asia/Pacific                270,881            8,884             134,947
Corporate                         -          (17,135)             34,863
Investment in affiliated
  company                         -                -              36,031
                      		 ----------         --------          ----------
                     			 $5,919,420         $423,209          $2,701,016
                     			 ==========         ========          ==========

14.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):


                            				  First         Second        Third       Fourth
                            				Quarter        Quarter      Quarter      Quarter
                     			     ----------     ----------   ----------   ----------
1997
----
Sales                        $1,855,333     $1,848,742   $1,949,396   $2,110,474
Gross profit                    285,561        293,390      291,546      319,033
Net income                       50,294         51,779        9,282(a)    52,301
Per common share:
  Basic                             .51            .52          .10(a)       .54
  Diluted                           .50            .52          .09(a)       .53

1996
----
Sales                        $1,703,318     $1,601,651   $1,597,379   $1,632,229
Gross profit                    281,817        265,336      243,985      250,883
Net income                       56,808         54,097       43,756       48,048
Per common share:
  Basic                             .56            .53          .43          .48
  Diluted                           .56            .53          .43          .47

(a) Net income includes special charges totaling $59,500,000 ($40,435,000 after taxes) associated with the realignment of the North American components operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, net income and net income per share on a basic and diluted basis were $49,717,000, $.51, and $.50, respectively.

Item 9.   Changes In and Disagreements with Accountants on
          ------------------------------------------------
       	    Accounting and Financial Disclosure.
       	    ------------------------------------
None.

                                  Part III

Item 10.  Directors and Executive Officers of the Registrant.
       	  ---------------------------------------------------
See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 13, 1998 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
       	  -----------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 13, 1998 hereby is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and Management.
         ---------------------------------------------------------------
The information on page 3 and under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 13, 1998 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
       	  -----------------------------------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 13, 1998 hereby is incorporated herein by reference.

                                 Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
       	 ----------------------------------------------------------------
(a)1.    Financial Statements.
       	 ---------------------
The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this annual report.

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

                         			 ARROW ELECTRONICS, INC.
		                       INDEX TO FINANCIAL STATEMENTS
                  		   AND FINANCIAL STATEMENT SCHEDULES


(Item 14 (a))

                                                              									 Page
                                                               								 ----
Report of Ernst & Young LLP, independent auditors                         14

Management's responsibility for financial reporting                       15

Consolidated statement of income for the years ended
  December 31, 1997, 1996 and 1995                                        16

Consolidated balance sheet at December 31, 1997 and 1996                  17

For the years ended December 31, 1997, 1996 and 1995:

  Consolidated statement of cash flows                                    18

  Consolidated statement of shareholders' equity                          19

Notes to consolidated financial statements for
   the years ended December 31, 1997, 1996 and 1995                       21

Consolidated schedule for the three years ended December 31, 1997:

   II - Valuation and qualifying accounts                                 41

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

		 (d) Master Agreement, dated as of December 20, 1996, among Premier Farnell plc and Arrow Electronics, Inc. relating to the sale and purchase of the Farnell Volume Business.(incorporated by reference to Exhibit 2(d) to the company's Annual Report on Form 10K for the year ended December 31, 1996, Commission File No. 1-4482).

	      (3)(a)(i) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-4482).

		    (ii) Certificate of Amendment of the Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-
4482).
		 (b) By-Laws of the company, as amended (incorporated by reference to Exhibit 3(b) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

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

		     (v) Fourth Amendment, dated August 26, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(I)
(v) to the company's Annual Report on Form 10-K for the year ended
December 31, 1991, Commission File No. 1-4482).

		     (vi) Fifth Amendment, dated February 25, 1998, to the Rights Agreement in (4)(i)above (incorporated by reference to Exhibit 7 to the company's current report on Form 8 A/A dated March 2, 1998, Commission File No. 1-4482).

		  (b)(i) Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee. (incorporated by reference to Exhibit 4 (b)(i) to the company's Annual Report on Form 10K for the year ended December 31, 1996, Commission File No. 1-4482).

		     (ii) Officers' Certificate, as defined by the Indenture in 4(b)(i) above, dated as of January 22, 1997, with respect to the company's $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior
Debentures due 2027. (incorporated by reference to Exhibit 4 (b)(ii) to the company's Annual Report on Form 10K for the year ended December 31, 1996, Commission File No. 1-4482).

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

		      (iii) Employment Agreement, dated as of January 1, 1998 between the company and Robert E. Klatell.

		      (iv) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(b)(i)-(iii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-
4482).

		      (v) Employment Agreement, dated as of January 1, 1998, between the company and Betty Jane Scheihing.

		      (vi) Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver.

		      (vii) Employment Agreement, dated as of September 1, 1997, between the company and Francis M. Scricco.

		      (viii) Employment Agreement, dated as of April 15, 1996, between the company and Gerald Luterman (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10K for the year ended December 31, 1996, Commission File No. 1-4482).

		      (ix) Employment Agreement, dated as of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (x) Employment Agreement, dated as of September 1, 1994 between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (xi) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(b)(v)-(x) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

		      (xii) Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

		      (xi) Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

		      (xii) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-
4482).

		   (c)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29 percent Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

		      (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(c)(i) above (incorporated by reference to Exhibit 10(d)(ii) in the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

		      (iii) Second Amendment, dated as of April 24, 1995, to the Senior Note Purchase Agreement in 10(c)(i) above. (incorporated by reference to Exhibit 10(c)(iii) in the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

		      (iv) Third Amendment, dated as of December 23, 1996, to the Senior Note Purchase Agreement in 10(c)(i) above. (incorporated by reference to Exhibit 10(c)(iv) in the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

		   (d)(i) Amended and Restated Credit Agreement, dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents. (incorporated by reference to Exhibit 10(d) in the company's Annual Report on form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

		      (ii) First Amendment, dated as of September 30, 1996, to the Arrow Electronics, Inc. Second Amended and Restated Credit Agreement, dated August 16, 1995 in (10)(d)(i) above (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

		   (e)(i) Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective as of May 15, 1997 (incorporated by reference to 99(a) to the company's Registration Statement on Form S-8, Registration No. 333-45631).
		      (ii) Form of Stock Option Agreement under (e)(i) above.

		      (iii) Form of Nonqualified Stock Option Agreement under (e)(i) above (incorporated by reference to Exhibit 10(k)(iv) to the company's Registration Statement on Form S-4, Registration No. 33-17942).

		   (f)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective May 15, 1997 (incorporated by reference to Exhibit 99(b) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

		      (ii)    Form of Restricted Stock Award Agreement under
(f)(i) above.

		   (g)(i) Non-Employee Directors Stock Option Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(c) to the company's Registration Statement on Form S-8, Registration No.333-45631).

		      (ii) Form of Nonqualified Stock Option Agreement under 10(g)(i) above.

		   (h) Non-Employee Directors Referral Plan as of May 15, 1997 (in corporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

		   (i) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).


	       (11)        Statement Re: Computation of Earnings Per Share.

	       (21)        List of Subsidiaries.

	       (23)        Consent of Ernst & Young LLP

	       (28)(i) Record of Decision, issued by the EPA on September 28, 1990, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28 to the company's Annual Report on Form 10-K for the year ended December 31, 1990, Commission File No. 1-4482).

		    (ii) Consent Decree lodged with the U.S. District Court for the Middle District of Florida, Tampa Division, on December 18, 1991, with respect to environmental clean-up in Plant City, Florida (incorporated by reference to Exhibit 28(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

	 (b)     Reports on Form 8-K

		 During the quarter ended December 31, 1997, the following Current Reports on Form 8-K were filed:

	     Date of Report
   (Date of Earliest Event Reported)       Items Reported
    -------------------------------        --------------
            		 None

                                                      								  EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-45631, No. 33-55565, No. 33-66594, No. 33-48252, No. 33-
20428 and No. 2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 333-19431) and in the related Prospectus pertaining to the registration and issuance of the senior notes and senior debentures of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-54473) and in the related Prospectus pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 16, 1998 with respect to the consolidated financial statements and schedule of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1997.





                                                 							    ERNST & YOUNG LLP




New York, New York
March 30, 1998


                      			      ARROW ELECTRONICS, INC.
                		  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  		  For the three years ended December 31, 1997



              			              Additions
    		                  ------------------------
	          Balance at                                                Balance
	           beginning       Charged      Charged                      at end
	             of year     to income     to other(1) Write-offs       of year
          -----------   -----------   ----------   -----------  ------------
Allowance for
doubtful accounts

1997      $39,753,000   $20,360,000   $1,896,000   $15,954,000   $46,055,000
       	  ===========   ===========   ==========   ===========   ===========
1996      $38,670,000   $15,495,000   $        -   $14,412,000   $39,753,000
       	  ===========   ===========   ==========   ===========   ===========
1995      $31,132,000   $21,344,000   $   67,000   $13,873,000   $38,670,000
       	  ===========   ===========   ==========   ===========   ===========

(1) Represents the allowance for doubtful accounts of the businesses acquired by the company during each year.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        						    ARROW ELECTRONICS, INC.

                                        						    By: /s/ Robert E. Klatell
                                                						-----------------------
                                            						    Robert E. Klatell
                                            						    Executive Vice President
                                            						    March 30, 1998

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Stephen P. Kaufman                               March 30, 1998
    -------------------------------
    Stephen P. Kaufman, Chairman, Principal
    Executive Officer, and Director

By: /s/ Robert E. Klatell                                March 30, 1998
    -------------------------------
    Robert E. Klatell, Executive Vice President,
    Secretary, and Director

By: /s/ Gerald Luterman                                  March 30, 1998
    -------------------------------
    Gerald Luterman, Senior Vice President
     and Principal Financial Officer

By: /s/ Paul J. Reilly                                   March 30, 1998
    -------------------------------
    Paul J. Reilly, Vice President, Controller
     and Principal Accounting Officer

By: /s/ Daniel W. Duval                                  March 30, 1998
    -------------------------------
    Daniel W. Duval, Director

By: /s/ Carlo Giersch                                    March 30, 1998
    -------------------------------
    Carlo Giersch, Director

By: /s/ John N. Hanson                                   March 30, 1998
    -------------------------------
    John N. Hanson, Director

By: /s/ Roger King                                       March 30, 1998
    -------------------------------
    Roger King, Director

By: /s/ Karen Gordon Mills                               March 30, 1998
    -------------------------------
    Karen Gordon Mills, Director

By: /s/ Richard S. Rosenbloom                            March 30, 1998
    -------------------------------
    Richard S. Rosenbloom, Director

By: /s/ Robert S. Throop                                 March 30, 1998
    -------------------------------
    Robert S. Throop, Director

By: /s/ John C. Waddell                                  March 30, 1998
    -------------------------------
    John C. Waddell, Director