Form 10-Q
period 1998-03-31
ARROW ELECTRONICS INC
filed 1998-05-12
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1998
                                         --------------
                                       OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------
          Commission file number 1-4482
                                 ------

                              ARROW ELECTRONICS, INC.
               ----------------------------------------------------
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

            Yes     X                                  No
               ---------                                  ---------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 96,930,094 shares outstanding at May 1, 1998.





                           PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------


                          ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF INCOME
                   (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                    Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                  1998               1997
                                                  ----               ----
                                                        (Unaudited)

Sales                                          $2,025,760         $1,855,333
                                               ----------         ----------
Costs and expenses:
  Cost of products sold                         1,730,881          1,569,772
  Selling, general and
    administrative expenses                       191,464            171,775
  Depreciation and amortization                    11,457              9,689
                                               ----------         ----------
                                                1,933,802          1,751,236
                                               ----------         ----------
Operating income                                   91,958            104,097

Equity in earnings of
  affiliated companies                                901                298

Interest expense                                   18,677             13,945
                                               ----------         ----------
Earnings before income
  taxes and minority interest                      74,182             90,450

Provision for income taxes                         30,563             37,192
                                               ----------         ----------
Earnings before minority interest                  43,619             53,258

Minority interest                                   1,674              2,964
                                               ----------         ----------
Net income                                     $   41,945         $   50,294
                                               ==========         ==========
Net income per share:
  Basic                                              $.44               $.51
                                                     ====               ====
  Diluted                                            $.43               $.50
                                                     ====               ====
Average number of shares outstanding:
  Basic                                            96,341             98,665
                                                   ======             ======
  Diluted                                          98,315             99,657
                                                   ======             ======

                           See accompanying notes.



                                 ARROW ELECTRONICS, INC.
                               CONSOLIDATED BALANCE SHEET
                                 (DOLLARS IN THOUSANDS)


                                                 March 31,       December 31,
                                                   1998               1997
                                               -----------       ------------
                                               (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments               $   63,233         $  112,665
  Accounts receivable, less allowance
    for doubtful accounts ($43,621 in
    1998 and $46,055 in 1997)                    1,228,881          1,245,354
  Inventories                                    1,342,306          1,230,053
  Prepaid expenses and other assets                 25,343             42,268
                                                ----------         ----------
    Total current assets                         2,659,763          2,630,340


Property, plant and equipment at cost:
  Land                                               9,157              9,699
  Buildings and improvements                        75,542             75,431
  Machinery and equipment                          147,397            143,030
                                                ----------         ----------
                                                   232,096            228,160

    Less accumulated depreciation and
      amortization                                 116,997            113,923
                                                ----------         ----------
                                                   115,099            114,237


Investment in affiliated companies                  56,200             54,914

Cost in excess of net assets of
  companies acquired, net of amortization
  ($73,948 in 1998 and $69,899 in 1997)            662,535            645,152

Other assets                                        86,481             93,230
                                                ----------         ----------
                                                $3,580,078         $3,537,873
                                                ==========         ==========

                             See accompanying notes.





                            ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (DOLLARS IN THOUSANDS)


                                                     March 31,       December 31,
                                                       1998               1997
                                                   -----------       ------------
                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  720,375         $  767,088
  Accrued expenses                                     251,935            285,673
  Short-term borrowings, including
    current maturities of long-term debt               139,919            143,723
                                                    ----------         ----------
    Total current liabilities                        1,112,229          1,196,484

Long-term debt                                         918,811            823,099

Deferred income taxes and other liabilities             87,514             87,254

Minority interest                                       65,445             70,278


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1998 and 1997       102,950            102,950
  Capital in excess of par value                       505,113            506,656
  Retained earnings                                  1,010,943            968,998
  Foreign currency translation adjustment              (46,666)           (35,881)
                                                    ----------         ----------
                                                     1,572,340          1,542,723
  Less: Treasury stock (5,725,315 and 6,011,903
          shares in 1998 and 1997), at cost            155,511            164,207
        Unamortized employee stock awards               20,750             17,758
                                                    ----------         ----------
                                                     1,396,079          1,360,758
                                                    ----------         ----------
                                                    $3,580,078         $3,537,873
                                                    ==========         ==========

                             See accompanying notes.

                            ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (IN THOUSANDS)


                                                        Three Months Ended
                                                              March 31,
                                                        ---------------------
                                                        1998             1997
                                                        ----             ----
                                                             (Unaudited)

Cash flows from operating activities:
  Net income                                         $ 41,945         $ 50,294
  Adjustments to reconcile net income to net
    cash provided by operations:
      Minority interest in earnings                     1,674            2,964
      Depreciation and amortization                    12,388           10,650
      Equity in undistributed earnings
        of affiliated companies                          (901)            (298)
      Deferred income taxes                             3,329            2,792
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                           7,083         (168,251)
          Inventories                                (118,154)          21,544
          Prepaid expenses and other assets            16,446            4,234
          Accounts payable                            (42,586)         (14,674)
          Accrued expenses                            (52,820)          39,810
          Other                                        10,171             (804)
                                                     --------         --------
  Net cash provided (used) by operating activities   (121,425)         (51,739)
                                                     --------         --------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                     (8,551)          (4,755)
  Cash consideration paid for acquired businesses     (32,153)        (322,226)
                                                     --------         --------
  Net cash used for investing activities              (40,704)        (326,981)
                                                     --------         --------
Cash flows from financing activities:
  Change in short-term borrowings                      (2,923)          27,957
  Change in credit facilities                         107,935           15,486
  Repayment of long-term debt                               -           (1,148)
  Proceeds from long-term debt                              -          393,296
  Proceeds from exercise of stock options               6,457            8,300
  Distribution to minority partners                    (2,198)         (12,079)
  Purchases of common stock                            (3,809)         (51,009)
                                                     --------         --------
  Net cash provided by financing activities           105,462          380,803
                                                     --------         --------
Effect of exchange rate changes on cash                 7,235           (9,710)
                                                     --------         --------
Net decrease in cash and short-term investments       (49,432)          (7,627)

Cash and short-term investments at beginning
  of period                                           112,665          136,400
                                                     --------         --------
Cash and short-term investments at end of period     $ 63,233         $128,773
                                                     ========         ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $ 23,420         $ 13,860
    Interest                                           27,178           10,778
                               See accompanying notes.




                              ARROW ELECTRONICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  MARCH 31, 1998



Note A -- Basis of presentation
-------------------------------
The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B -- Stock repurchase program
----------------------------------
In February 1998, the company's Board of Directors authorized management to purchase, from time to time, up to $50 million of the company's common stock. Purchases are being made in the open market or in privately negotiated transactions, as determined by management. The timing and amount of the purchases depend, among other matters, on market conditions and corporate requirements.


Note C -- Stock split
---------------------
All share and per share amounts for the first quarter of 1997 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend paid on October 15, 1997 to shareholders of record on October 3, 1997.

Note D -- Earnings per share
----------------------------
The following table sets forth the calculation of basic and diluted earnings per share for the three months ended March 31 (in thousands except per share data):

                                                    1998            1997
                                                  -------         -------
    Net income                                    $41,945         $50,294
                                                  =======         =======
    Weighted average common shares outstanding
      for basic earnings per share                 96,341          98,665
    Net effect of dilutive stock options
      of restricted stock awards                    1,974             992
                                                  -------         -------
    Weighted average common shares outstanding
      for diluted earnings per share               98,315          99,657
                                                  =======         =======

    Basic earnings per share                         $.44            $.51
                                                     ====            ====
    Diluted earnings per share                       $.43            $.50
                                                     ====            ====

Note E -- Accounting Changes
----------------------------
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income"; which requires disclosure of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, it is the foreign currency translation adjustments and net income. The components of comprehensive income, net of tax, for the three month periods ended March 31, 1998 and 1997 are as follows (in thousands):

                                                    1998            1997
                                                  -------         -------
    Net income                                    $41,945         $50,294
    Foreign currency translation adjustments       (6,342)        (14,502)
                                                  -------         -------
    Comprehensive income                          $35,603         $35,792
                                                  =======         =======

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----
Consolidated sales for the first quarter of 1998 increased approximately 9 percent compared with the year-earlier period. This sales growth was principally due to increased activity levels in Europe and the Asia/Pacific region and acquisitions offset, in part, by a stronger U.S. dollar and lower sales in the company's North American components operations.

Operating income
----------------
The company recorded operating income of $92 million in the first quarter of 1998, compared with $104.1 million in the first quarter of 1997. The decrease in operating income reflects the impact of lower sales and gross profit margins in North America offset, in part, by stronger performance by the company's operations in Europe and the Asia/Pacific region. Gross profit margins decreased principally as a result of competitive pricing pressures in the North American components operations and a greater sales mix of lower margin commercial computer products.

Interest expense
----------------
Interest expense of $18.7 million in the first quarter of 1998 increased from $13.9 million during the comparable quarter of 1997, reflecting increases in borrowings associated with acquisitions, purchases of the company's common stock, and investments in working capital.

Income taxes
------------
During the first quarter of 1998, the company recorded a provision for taxes at an effective tax rate of 41.2%, compared with 41.1% in the year-earlier period.


Net income
----------
The company recorded net income of $41.9 million in the first quarter of 1998 compared with $50.3 million in the first quarter of 1997. The decrease in net income from the year-earlier period is principally due to lower operating income and higher interest expense offset, in part, by a decrease in minority interest.


Liquidity and capital resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75 percent for the first quarter of 1998 and 1997.

During the first three months of 1998, the net amount of cash used by the company's operating activities was $121.4 million, the principal element of which was the increase in inventory. The net amount of cash used for investing activities was $40.7 million, including $32.2 million for acquisitions. The net amount of cash provided by the company's financing activities was $105.5 million.

The net amount of cash used by the company's operating activities during the first three months of 1997 was $51.7 million. The principal element of which was the increase in accounts receivable resulting from the increase in net sales over the fourth quarter of 1996. The net amount of cash used for investing activities was $327 million, including approximately $300 million for the acquisition of the volume electronic component distribution businesses of Premier Farnell plc. The net amount of cash provided by financing activities was $380.8 million, principally reflecting the $393.3 million of proceeds from the issuance of the company's senior notes and senior debentures offset, in part, by purchases of the company's common stock and distributions to minority partners.


Information Relating to Forward-Looking Statements
--------------------------------------------------
This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions; changes in product supply, pricing, and customer demand; competition; other vagaries in the computer and electronic components markets; and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.



Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
    (a)  Exhibits.

    (b)  Reports on Form 8-K.
           During the quarter ended March 31, 1998 the following Current
             Reports on Form 8-K were filed:


             Date of Report              Item Reported
             --------------              -------------
             March 18, 1998              Arrow Electronics announced first
                                         quarter earnings likely to be below
                                         analysts' expectations.



                                SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  May 12, 1998                          By:/s/ Gerald Luterman
                                                -------------------
                                                Gerald Luterman
                                                Senior Vice President and
                                                  Chief Financial Officer


Date:  May 12, 1998                          By:/s/ Paul J. Reilly
                                                ------------------
                                                Paul J. Reilly
                                                Vice President and Controller