Form 10-Q
period 1998-06-30
ARROW ELECTRONICS INC
filed 1998-08-13
CIK 7536

UNITED STATES
           		      SECURITIES AND EXCHANGE COMMISSION
                  			   WASHINGTON, D.C.  20549

                           			 FORM 10-Q


	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

	  For the quarterly period ended June 30, 1998
                             				 -------------
                            				  OR

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

    Yes     X                                  No
        ----------                                ---------

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Common stock, $1 par value: 95,568,825 shares outstanding at July 31, 1998.

PART I.  FINANCIAL INFORMATION
       		 ---------------------

Item 1.  Financial Statements.

                           			   ARROW ELECTRONICS, INC.
                    		      CONSOLIDATED STATEMENT OF INCOME
                     	    (IN THOUSANDS EXCEPT PER SHARE DATA)
                                   				(UNAUDITED)



                    				             Six Months Ended        Three Months Ended
					                                    June 30,                 June 30,
             			                  ----------------------   ----------------------
				                                 1998        1997         1998         1997
               				                  ----        ----         ----         ----
Sales                             $4,049,726  $3,704,075   $2,023,966  $1,848,742
                        				      ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of products sold            3,463,516   3,125,124    1,732,635   1,555,352
  Selling, general and
    administrative expenses          381,913     345,758      190,449     173,983
  Depreciation and amortization       24,406      20,834       12,949      11,145
                          		  		  ----------  ----------   ----------  ----------
                         	  			    3,869,835   3,491,716    1,936,033   1,740,480
                           				   ----------  ----------   ----------  ----------
Operating income                     179,891     212,359       87,933     108,262

Equity in earnings (loss) of
  affiliated companies                   112         532         (789)        234

Interest expense                      39,011      30,048       20,334      16,103
                           				   ----------  ----------   ----------  ----------
Earnings before income
  taxes and minority interest        140,992     182,843       66,810      92,393

Provision for income taxes             59,206      74,991       28,643      37,799
                          			      ----------  ----------   ----------  ----------
Earnings before minority interest      81,786     107,852       38,167      54,594

Minority interest                       3,851       5,779        2,177       2,815
                            				   ----------   ---------   ----------  ----------
Net income                         $   77,935  $  102,073   $   35,990  $   51,779
                            				   ==========  ==========   ==========  ==========
Net income per share:
   Basic                                 $.81       $1.03         $.37        $.52
                                   					 ====       =====         ====        ====
   Diluted                               $.79       $1.01         $.37        $.52
                                   					 ====       =====         ====        ====
Average number of shares
 outstanding:
   Basic                               96,189      98,964       96,173      98,698
                            				       ======     =======       ======     =======
   Diluted                             98,184     100,624       98,045     100,320
                             			       ======     =======       ======     =======


                              		    See accompanying notes.

                             			    ARROW ELECTRONICS, INC.
                             			  CONSOLIDATED BALANCE SHEET
                             			    (DOLLARS IN THOUSANDS)





                                          						    June 30,        December 31,
                                            				      1998              1997
						                                             -----------       ------------
						                                             (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments                  $   79,668         $  112,665
  Accounts receivable, less allowance
    for doubtful accounts ($47,547 in 1998
    and $46,055 in 1997)                            1,325,196          1,245,354
  Inventories                                       1,333,783          1,230,053
  Prepaid expenses and other assets                    23,759             42,268
                                          						   ----------         ----------
    Total current assets                            2,762,406          2,630,340

Property, plant and equipment at cost:
  Land                                                 10,103              9,699
  Buildings and improvements                           77,516             75,431
  Machinery and equipment                             154,836            143,030
                                          						   ----------         ----------
                                           					      242,455            228,160
    Less accumulated depreciation and
      amortization                                   (118,907)          (113,923)
                                          						   ----------         ----------
                                          						      123,548            114,237


Investment in affiliated companies                     55,411             54,914


Cost in excess of net assets of
  companies acquired, net of amortization
  ($78,765 in 1998 and $69,899 in 1997)               675,929            645,152


Other assets                                           91,437             93,230
                                          						   ----------         ----------
                                           					   $3,708,731         $3,537,873
                                          						   ==========         ==========


                                	  See accompanying notes.

                               		  ARROW ELECTRONICS, INC.
                              			CONSOLIDATED BALANCE SHEET
                               		  (DOLLARS IN THOUSANDS)

                                          						     June 30,        December 31,
                                           					       1998              1997
                                          						   -----------       ------------
						                                             (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  732,851         $  767,088
  Accrued expenses                                     285,550            285,673
  Short-term borrowings, including current
    maturities of long-term debt                       134,622            143,723
                                          						    ----------         ----------
    Total current liabilities                        1,153,023          1,196,484

Long-term debt                                       1,022,372            823,099

Deferred income taxes and other liabilities             86,115             87,254

Minority interest                                       57,827             70,278

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1998 and 1997       102,950            102,950
  Capital in excess of par value                       504,881            506,656
  Retained earnings                                  1,046,933            968,998
  Foreign currency translation adjustment              (49,985)           (35,881)
                                           					    ----------         ----------
                                          						     1,604,779          1,542,723

  Less: Treasury stock (7,218,065 shares in 1998
	         and 6,011,903 shares in 1997)                196,595            164,207
       	Unamortized employee stock awards               18,790             17,758
						                                              ----------         ----------
                                          						     1,389,394          1,360,758
                                          						    ----------         ----------
	                                           				    $3,708,731         $3,537,873
                                           					    ==========         ==========


		                                    See accompanying notes

                            			       ARROW ELECTRONICS, INC.
                           			 CONSOLIDATED STATEMENT OF CASH FLOWS
                                   				   (IN THOUSANDS)

                                               							  Six Months Ended
                                              							       June 30,
                                         						      -----------------------
                                                 						1998           1997
                                                							----           ----
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                         $ 77,935       $ 102,073
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                     3,851           5,779
      Depreciation and amortization                    25,259          22,861
      Equity in undistributed (earnings) loss
       	of affiliated companies                          (112)           (532)
      Deferred income taxes                             5,572           6,995
      Change in assets and liabilities,
       	net of effects of acquired businesses:
	         Accounts receivable                         (59,251)       (152,191)
       	  Inventories                                 (87,441)        (72,836)
       	  Prepaid expenses and other assets            18,230            (446)
       	  Accounts payable                            (48,520)        (36,857)
       	  Accrued expenses                            (23,570)          4,210
       	  Other                                        (9,176)          2,528
  Net cash provided by (used for)                    --------       ---------
    operating activities                              (97,223)       (118,416)
						                                               --------       ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                    (21,918)        (14,000)
  Cash consideration paid for acquired businesses     (55,905)       (341,194)
                                          						     --------       ---------
  Net cash used for investing activities              (77,823)       (355,194)
                                           					     --------       ---------
Cash flows from financing activities:
  Change in short-term borrowings                      (9,762)         33,029
  Change in credit facilities                          13,052         114,948
  Repayment of long-term debt                            (111)         (1,541)
  Proceeds from long-term debt                        195,814         400,822
  Proceeds from exercise of stock options               7,195          11,394
  Distribution to minority partners                   (15,075)        (11,874)
  Purchases of common stock                           (45,833)        (83,276)
                                          						     --------       ---------
  Net cash provided by financing activities           145,280         463,502
                                          						     --------       ---------
Effect of exchange rate changes on cash                (3,231)        (11,154)
                                           					     --------       ---------
Net decrease in cash and short-term investments       (32,997)        (21,262)
Cash and short-term investments at beginning
  of period                                           112,665         136,400
                                          						     --------       ---------
Cash and short-term investments at end of period     $ 79,668       $ 115,138
                                          						     ========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $ 48,494        $ 56,146
    Interest                                           42,435          17,421

                           	     See accompanying notes.

                         			    ARROW ELECTRONICS, INC.
                   		  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           			       JUNE 30, 1998



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

Note B -- Long-term debt
------------------------

 In May 1998, the company issued $200 million of 6 7/8% senior debentures due 2018. The net proceeds of the offering of $195,814,000 were used to refinance a portion of the company's outstanding borrowings under its global multi-currency credit facility. The terms of these debentures are consistent with the terms of the company's 7% senior notes and 7 1/2% senior debentures.

Note C -- Stock split
---------------------

All share and per share amounts for the second quarter and first six months of 1997 have been restated to reflect a two-for-one stock split in the form of a 100 percent stock dividend paid on October 15, 1997.

Note D -- Earnings per share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                            				 For the Six             For the Three
                            				 Months Ended            Months Ended
                             				   June 30,                 June 30,
                      		      -------------------     -------------------
                            				1998        1997        1998        1997
                            				----        ----        ----        ----
Net income                    $77,935    $102,073      $35,990    $51,779
                     			      =======    ========      =======    =======
Weighed average common
    shares outstanding
    for basic earnings
    per share                  96,189      98,964       96,173     98,698
Net effect of dilutive
    stock options and
    restricted stock
    awards                      1,995       1,660        1,872      1,622
                      		      -------     -------      -------    -------
Weighted average common
    shares outstanding
    for diluted earnings
    per share                  98,184     100,624       98,045    100,320
                     			      =======    ========      =======   ========

Basic earnings per share         $.81       $1.03         $.37       $.52
                            				 ====       =====         ====       ====
Diluted earnings per share       $.79       $1.01         $.37       $.52
                             			 ====       =====         ====       ====

Note E -- Comprehensive Income
------------------------------

Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, it is the foreign currency translation adjustments and net income. The components of comprehensive income are as follows (in thousands):

                           				  For the Six             For the Three
                           				  Months Ended            Months Ended
                             			    June 30,                 June 30,
                   			        ------------------       -----------------
                            				1998       1997          1998       1997
                             			----       ----          ----       ----

Net income                    $77,935    $102,073      $35,990    $51,799
Foreign currency
  translation adjustments (a) (14,104)    (34,866)      (3,319)   (10,245)
                       	      -------    --------      -------    -------
Comprehensive income          $63,831    $ 67,207      $32,671    $41,554
                     			      =======    ========      =======    =======

(a) The company considers the unremitted earnings of its foreign subsidiaries to be permanently reinvested and does not provide deferred taxes thereon. Accordingly no deferred taxes have been provided with respect to the related foreign currency translation adjustments.

Item 2.  Management's Discussion and Analysis of Financial Condition and
       	 ---------------------------------------------------------------
       	 Results of Operations.
         ----------------------

Sales
-----

Consolidated sales for the six months and second quarter of 1998 increased 9.3 percent and 9.5 percent, respectively, compared with the year-earlier periods. This sales growth was principally due to increased activity levels in Gates/Arrow Distributing ("Gates/Arrow"), the company's computer products business in North America, and the acquisition of two mid-range computer product distributors, offset, in part, by a stronger U.S. dollar and lower sales in the company's worldwide component distribution businesses. The performance of the company's component distribution businesses reflects the difficult market conditions affecting the industry generally. Supply remains well ahead of demand and the resultant pressure on both average selling prices and gross profit margins, coupled with the impact of the financial crisis in Asia, is negatively impacting the company's results.


Operating income
----------------

The company recorded operating income of $179.9 million and $87.9 million in the first six months and second quarter of 1998, respectively, compared with $212.4 million and $108.3 million, respectively, in the year-earlier periods. The decrease in operating income in the first half and second quarter of 1998 principally reflects the impact of lower sales and gross profit margins in the worldwide component distribution businesses, offset, in part, by increased sales and improved operating performance at Gates/Arrow.


Interest expense
----------------

Interest expense of $39 million and $20.3 million in the first six months and second quarter of 1998, respectively, increased from $30.0 million during the first six months of 1997 and $16.1 million in the comparable quarter of 1997. The increase from the first six months and second quarter of 1997 is the result increased borrowings to fund acquisitions and purchases of the company's common stock, offset, in part, by lower interest rates.


Income taxes
------------

During the first six months and second quarter of 1998, the company recorded a provision for taxes at an effective tax rate of 42 percent and 42.9 percent, respectively, compared with 41 percent during the first six months of 1997 and 40.9 percent in the comparable quarter of 1997. The increase in the provision is due to increased earnings in countries with higher marginal tax rates.


Net income
----------

The company recorded net income of $77.9 million and $36 million in the first six months and second quarter of 1998, respectively, compared with $102.1 million in the first six months of 1997 and $51.8 million in the second quarter of 1997. The decrease in net income is due to decreased operating income as well as an increase in interest expense offset, in part, by a decrease in minority interest.


Liquidity and capital resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75 percent at June 30, 1998 and 1997.

The net amount of cash used by the company's operating activities during the first six months of 1998 was $97.2 million, principally due to the increase in working capital requirements. The net amount of cash used for investing activities was $77.8 million, including $55.9 million for various acquisitions. The net amount of cash provided by financing activities was $145.3 million, principally reflecting the $196 million of proceeds from the issuance in May 1998 of the company's 6 7/8% senior debentures, offset by purchases of the company's common stock.

The net amount of cash used by the company's operating activities during the first six months of 1997 was $118.4 million, principally reflecting increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $355.2 million including approximately $341.2 million for investments and acquisitions. The net amount of cash provided by financing activities was $463.5 million, principally reflecting the $393 million of proceeds from the issuance in January 1997 of the company's senior notes and senior debentures and increases in the company's credit facilities, offset, in part, by purchases of the company's common stock.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
       	 ---------------------------------------------------

    (a) The company's Annual Meeting of Shareholders was held on May 14, 1998 (the "Annual Meeting").

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:


	 (i) The following individuals were elected by the shareholders to serve as Directors:


Board Member                           In Favor                  Withheld
------------                          ----------                 --------

Daniel W. Duval                       79,417,557                  245,537
Carlo Giersch                         78,707,247                  955,847
John N. Hanson                        79,420,497                  242,597
Stephen P. Kaufman                    78,703,592                  959,502
Roger King                            78,695,213                  967,881
Robert E. Klatell                     78,701,507                  961,587
Karen Gordon Mills                    79,421,657                  241,437
Richard S. Rosenbloom                 79,411,797                  251,297
Robert S. Throop                      78,705,937                  957,157
John C. Waddell                       78,706,265                  956,829

	(ii) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 79,531,217 shares in favor; 74,601 shares against; and 57,276 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.
       	 --------------------------------

    (a)  Exhibits

       	 None.

    (b)  Reports on Form 8-K.
   	     During the quarter ended June 30, 1998 the following Current Reports on Form 8-K were filed:

	     Date of Report            Item Reported
	     --------------            -------------

	     June 16, 1998             Arrow Electronics announced second
                        				       quarter earnings likely to be below
                        				       analysts' expectations.

                              	SIGNATURES

	 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 					      ARROW ELECTRONICS, INC.



Date:  August 13, 1998                       By:/s/ Gerald Luterman
						-------------------------                 ----------------------
                                          						Gerald Luterman
                                          						Senior Vice President and
                                          						Chief Financial Officer


Date:  August 13, 1998                       By:/s/ Paul J. Reilly
						--------------------------                ----------------------
                                           					Paul J. Reilly
                                          						Vice President and
                                          						Corporate Controller