Form 10-Q
period 1998-09-30
ARROW ELECTRONICS INC
filed 1998-11-13
CIK 7536

UNITED STATES
                  		  SECURITIES AND EXCHANGE COMMISSION
                     			 WASHINGTON, D.C.  20549


                       			       FORM 10-Q



  	  [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
	         SECURITIES EXCHANGE ACT OF 1934

  	  For the quarterly period ended September 30, 1998
		  			                             ------------------
                         				   OR

	    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  	  For the transition period from             to
                             					 -----------     -----------
	    Commission file number 1-4482



                            			ARROW ELECTRONICS, INC.
          	  ------------------------------------------------------
	            (Exact name of Registrant as specified in its charter)


       	   New York                                        11-1806155
-------------------------------                        -------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)

25 Hub Drive, Melville, New York                               11747
--------------------------------                        -------------------
(Address of principal executive                              (Zip Code)
 offices)


Registrant's telephone number,
including area code                                          (516) 391-1300
                                                 						      --------------

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

	Common stock, $1 par value: 95,616,125 shares outstanding at October 30, 1998.

	PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

                       			   ARROW ELECTRONICS, INC.
                  		    CONSOLIDATED STATEMENT OF INCOME
                  		  (IN THOUSANDS EXCEPT PER SHARE DATA)
                          			       (Unaudited)

	                			           Nine Months Ended       Three Months Ended
                           					September 30,            September 30,
                           				   ----------------------    ----------------------

				                                 1998        1997         1998        1997
                            				   ----------  ----------   ----------  ----------
Sales                              $6,184,495  $5,653,471   $2,134,769  $1,949,396
                            				   ----------  ----------   ----------- ----------
Costs and expenses:
  Cost of products sold             5,313,003   4,782,974    1,849,487   1,657,850
  Selling, general and
    administrative expenses           567,669     519,542      185,756     173,784
  Depreciation and amortization        37,644      32,129       13,238      11,295
  Integration charge                        -      21,600            -      21,600
  Realignment charge                        -      37,900            -      37,900
                               	   ----------  ----------   ----------  ----------
                             			    5,918,316   5,394,145    2,048,481   1,902,429
                            				   ----------  ----------   ----------  ----------
Operating income                      266,179     259,326       86,288      46,967

Equity in earnings of
  affiliated companies                    431       1,006          319         474

Interest expense                       59,739      48,193       20,728      18,145
                             			   ----------  ----------   ----------  ----------
Earnings before income
  taxes and minority interest         206,871     212,139       65,879      29,296

Provision for income taxes             87,204      92,156       27,998      17,165
                            				   ----------  ----------   ----------  ----------
Earnings before minority interest     119,667     119,983       37,881      12,131

Minority interest                       6,169       8,628        2,318       2,849
                               	   ----------  ----------   ----------  ----------
Net income                         $  113,498  $  111,355   $   35,563  $    9,282
                             			   ==========  ==========   ==========  ==========
Net income per share:
   Basic                                $1.18       $1.13         $.37        $.10
                                   					=====       =====         ====        ====
   Diluted                              $1.16       $1.11         $.37        $.09
                                   					=====       =====         ====        ====
Average number of shares
  outstanding:
   Basic                               96,061      98,794       95,060      97,522
                            				       ======     =======       ======      ======
   Diluted                             97,885     100,437       96,135      99,263
                            				       ======     =======       ======      ======


                            			See accompanying notes.

                      			      ARROW ELECTRONICS, INC.
                       		    CONSOLIDATED BALANCE SHEET
                      			      (DOLLARS IN THOUSANDS)



                                           						September 30,       December 31,
                                          						     1998               1997
                                           						-------------       ------------
						                                             (Unaudited)

ASSETS
Current assets:
  Cash and short-term investments                  $   87,583         $  112,665
  Accounts receivable, less allowance
    for doubtful accounts ($52,341 in 1998
    and $46,055 in 1997)                            1,421,498          1,245,354
  Inventories                                       1,325,417          1,230,053
  Prepaid expenses and other assets                    32,622             42,268
                                          						   ----------         ----------
    Total current assets                            2,867,120          2,630,340

Property, plant and equipment at cost:
  Land                                                 13,534              9,699
  Buildings and improvements                           86,260             75,431
  Machinery and equipment                             172,121            143,030
	                                          					   ----------         ----------
                                          						      271,915            228,160
    Less accumulated depreciation and
      amortization                                    134,128            113,923 )
                                          						   ----------         ----------
                                          						      137,787            114,237


Investment in affiliated companies                     23,850             54,914


Cost in excess of net assets of
  companies acquired, net of amortization
  ($83,974 in 1998 and $69,899 in 1997)               712,902            645,152


Other assets                                           93,699             93,230
	                                          					   ----------         ----------
                                          						   $3,835,358         $3,537,873
                                          						   ==========         ==========




                                	See accompanying notes.

                        		       ARROW ELECTRONICS, INC.
                       			     CONSOLIDATED BALANCE SHEET
                        			       (DOLLARS IN THOUSANDS)





                                           						September 30,       December 31,
                                             				    1998                1997
                                           						-------------      -------------
                                             				   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $  845,363         $  767,088
  Accrued expenses                                     275,104            285,673
  Short-term borrowings, including current
    maturities of long-term debt                       163,120            143,723
                                           					    ----------         ----------
    Total current liabilities                        1,283,587          1,196,484

Long-term debt                                         930,478            823,099

Other liabilities                                       88,665             87,254

Minority interest                                       71,515             70,278


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1998 and 1997       102,950            102,950
  Capital in excess of par value                       504,892            506,656
  Retained earnings                                  1,082,496            968,998
  Foreign currency translation adjustment              (11,093)           (35,881)
                                          						    ----------         ----------
                                          						     1,679,245          1,542,723

  Less: Treasury stock (7,380,015 shares in 1998
	       and 6,011,903 shares in 1997), at cost         199,875            164,207
        Unamortized employee stock awards               18,257             17,758
						                                              ----------         ----------
                                          						     1,461,113          1,360,758
                                          						    ----------         ----------
                                          						    $3,835,358         $3,537,873
                                          						    ==========         ==========





                       			     See accompanying notes.

			                            ARROW ELECTRONICS, INC.
                   	    CONSOLIDATED STATEMENT OF CASH FLOWS
                         			       (IN THOUSANDS)

                                                        								  Nine Months Ended
                                                       								     September 30,
                                                  						     ---------------------------
                                                        								1998              1997
                                                 							     ---------          --------
                                                      								      (Unaudited)
Cash flows from operating activities:
  Net income                                                  $113,498          $111,355
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                              6,169             8,628
      Depreciation and amortization                             39,518            35,266
      Equity in undistributed earnings
       	of affiliated companies                                   (431)           (1,006)
      Realignment and integration charges                            -            59,500
      Deferred income taxes                                       (308)          (11,615)
      Change in assets and liabilities,
       	net of effects of acquired businesses:
	         Accounts receivable                                 (106,624)         (227,719)
       	  Inventories                                          (36,870)          (62,668)
       	  Prepaid expenses and other assets                     11,238             7,375
       	  Accounts payable                                      39,938           107,944
       	  Accrued expenses                                     (47,433)            4,103
       	  Other                                                 13,306             2,151
							                                                       --------          --------
Net cash provided by operating activities                       32,001            33,314
                                                 							      --------          --------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                             (33,617)          (22,198)
  Cash consideration paid for acquired businesses              (56,693)         (350,870)
                                                 							      --------         ---------
  Net cash used for investing activities                       (90,310)         (373,068)
							      --------         ---------
Cash flows from financing activities:
  Change in short-term borrowings                               (8,244)           31,012
  Change in credit facilities                                  (91,977)           33,089
  Repayment of long-term debt                                     (187)           (1,450)
  Proceeds from long-term debt                                 195,814           394,335
  Proceeds from exercise of stock options                        7,203            15,549
  Purchases of common stock                                    (50,128)         (101,009)
  Distribution to minority partners                            (26,659)          (17,389)
                                                 							      --------         ---------
  Net cash provided by financing activities                     25,822           354,137
                                                 							      --------         ---------
Effect of exchange rate changes on cash                          2,606           (13,769)
                                                  						      --------         ---------
Net increase (decrease)in cash and short-term investments      (29,881)              614
Cash and short-term investments at beginning
  of period                                                    112,665           136,400
Cash and short-term investments of acquired affiliate            4,799                 -
                                                 							      --------          --------
Cash and short-term investments at end of period              $ 87,583          $137,014
                                                 							      ========          ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                              $ 89,670          $ 83,410
    Interest                                                    69,294            43,788


                        			    See accompanying notes.

                       		    ARROW ELECTRONICS, INC.
               		 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       			     September 30, 1998
                               			 (Unaudited)


Note A -- Basis of presentation
       	  ---------------------
The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1997 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B - Special charges
         ---------------
The 1997 consolidated statement of income includes special pre-tax charges totaling $59,500,000 related to the realignment of the company's North American components operations and the integration of the volume electronic distribution businesses (FES Group) of Premier Farnell plc acquired earlier in 1997. Of this amount $37,900,000 represents costs associated with the realignment of the North American components operations into seven operating groups based upon customer needs. The costs associated with this realignment principally include real estate termination costs, severance and other expenses related to personnel, and costs related to communicating the announcement of the realignment to customers, suppliers, and employees. The remaining $21,600,000 represents costs associated with the integration of the FES Group including real estate termination costs, severance and other expenses related to personnel performing duplicative functions, professional fees, and the disposal of duplicative fixed assets. Excluding the integration and realignment charges, net income and net income per share on a basic and diluted basis were $49.7 million, $.51, and $.50, respectively, for the three months ended September 30, 1997 and $151.8 million, $1.54, and $1.51, respectively, for the nine months ended September 30, 1997.


Note C -- Subsequent Events
       	  -----------------
In October, the company announced that it had entered into definitive agreements to acquire the Electronics Distribution Group of Bell Industries, Inc. and Richey Electronics, Inc. The company also sold $250,000,000 of 6.45% Senior Notes due 2003, the net proceeds of which will be used to fund a portion of the purchase price for these acquisitions. The acquisitions are expected to close around year-end. Prior to the closings, the net proceeds will be used to repay existing indebtedness and for short-term investments.


Note D -- Earnings per share
       	  ------------------
The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                            				 For the Nine            For the Three
                            				 Months Ended            Months Ended
                            				 September 30,           September 30,
                     			     --------------------      ------------------
                      		       1998        1997         1998        1997
                     			     --------    --------      -------    -------
Net income                   $113,498    $111,355      $35,563    $ 9,282
                      		     ========    ========      =======    =======
Weighed average common
  shares outstanding
  for basic earnings
  per share                    96,061      98,794       95,060     97,522
Net effect of dilutive
  stock options and
  restricted stock
  awards                        1,824       1,643        1,075      1,741
Weighted average common      --------     -------      -------     ------
  shares outstanding
  for diluted earnings
  per share                    97,885     100,437       96,135     99,263
                      		       ======     =======       ======     ======

Basic earnings per share        $1.18       $1.13         $.37       $.10
                            				=====       =====         ====       ====

Diluted earnings per share      $1.16       $1.11         $.37       $.09
                            				=====       =====         ====       ====

Note E -- Comprehensive Income
       	  --------------------
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                            			 For the Nine             For the Three
                           	 		 Months Ended             Months Ended
                           				 September 30,            September 30,
                     			     --------------------      ------------------
                           				1998        1997         1998       1997
                     			     --------    --------      -------    -------
Net income                   $113,498    $111,355      $35,563    $ 9,282
Foreign currency
  translation adjustments(a)   24,788     (43,150)      38,892     (8,284)
                     			     --------    --------      -------    -------
Comprehensive income         $138,286    $ 68,205      $74,455    $   998
                     			     ========    ========      =======    =======

 (a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.


Item 2.  Management's Discussion and Analysis of Financial Condition and
       	 ---------------------------------------------------------------
       	 Results of Operations.
       	 ---------------------
Sales
-----
Consolidated sales for the nine months and third quarter of 1998 increased more than 9 percent compared with the year-earlier periods. This sales growth was principally due to increased activity levels in Gates/Arrow Distributing ("Gates/Arrow"), the company's computer products business in North America, and the acquisition of two mid-range computer product distributors, offset, in part, by a stronger U.S. dollar during the nine month period and lower sales in the company's worldwide component distribution businesses. The performance of the company's component distribution businesses reflects the difficult market conditions affecting the industry generally. Supply remains well ahead of demand and the resultant pressure on both average selling prices and gross profit margins, coupled with the impact of the financial crisis in Asia, is negatively impacting the company's results.


Operating income
----------------
The company recorded operating income of $266.2 million and $86.3 million in the first nine months and third quarter of 1998, respectively, compared with $259.3 million and $47.0 million, respectively, in the year-earlier periods. Included in 1997's results are special pre-tax charges of $21.6 million associated with the integration of the FES Group and $37.9 million related to the realignment of the company's North American components operations. Excluding these special charges, operating income was $318.8 million and $106.5 million for the nine months and quarter ended September 30, 1997, respectively. The decrease in operating income, excluding the special charges, in the first nine months and third quarter of 1998, compared with the year-earlier periods, reflects the impact of lower sales and gross profit margins in the worldwide component distribution businesses, offset, in part, by increased sales and improved operating performance at Gates/Arrow.


Interest expense
----------------
Interest expense of $59.7 million and $20.7 million in the first nine months and third quarter of 1998, respectively, increased from $48.2 million during the first nine months of 1997 and $18.1 million in the comparable quarter of 1997. The increase from the first nine months and third quarter of 1997 is the result of increased borrowing to fund acquisitions, purchases of the company's common stock, and investments in working capital, offset, in part, by lower interest rates.


Income taxes
------------
The company recorded a provision for taxes at an effective rate of 42.2 percent and 42.5 percent for the first nine months and third quarter of 1998, respectively, compared with 40.9 percent and 40.8 percent, excluding the impact of the aforementioned special charges, in the comparable year-earlier periods. The increase in the effective rate for 1998 compared with the year-earlier periods is due to increased earnings in countries with higher marginal tax rates.

Net income
----------
The company recorded net income of $113.5 million and $35.6 million in the first nine months and third quarter of 1998, respectively, compared with $111.4 million in the first nine months of 1997 and $9.3 million in the third quarter of 1997. Excluding the aforementioned special charges, net income was $151.8 million and $49.7 million for the first nine months and third quarter of 1997, respectively. The decrease in net income is due to lower operating income and an increase in interest expense.


Liquidity and capital resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75 percent at September 30, 1998 compared with 74 percent at September 30, 1997.

The net amount of cash provided by the company's operating activities during the first nine months of 1998 was $32 million, principally reflecting earnings offset, in part, by investments in working capital. The net amount of cash used for investing activities was $90.3 million, including $33.6 million for various capital expenditures and $56.7 million for various investments and acquisitions. The net amount of cash provided by financing activities was $24.3 million, principally reflecting $196 million of proceeds from the issuance in May 1998 of the company's 6 7/8% senior debentures, offset by the repayment of certain amounts borrowed under the company's credit facilities, purchases of the company's common stock, and distributions to partners.

The net amount of cash provided by the company's operating activities during the first nine months of 1997 was $33.3 million, principally reflecting earnings and non-cash charges offset, in part, by increased working capital requirements supporting higher sales. The net amount of cash used for investing activities was $373.1 million, including approximately $350.9 million for investments and acquisitions. The net amount of cash provided by financing activities was $354.1 million reflecting the $393 million of proceeds from the issuance in January 1997 of the company's 7% senior notes and 7 1/2% senior debentures and increases in the company's credit facilities offset, in part, by purchases of the company's common stock.

Year 2000 Update
----------------
The company previously initiated a comprehensive, worldwide review to identify, evaluate and address Year 2000 issues and implemented a plan to resolve those issues. Included within the scope of this initiative are operational and information technology computer systems and embedded systems contained in machinery and equipment including warehousing and telecommunications equipment, as well as a review of the Year 2000 compliance efforts of key suppliers and other principal business partners.

Work is progressing in the following phases: inventory, assessment, remediation, testing deployment, and monitoring. The inventory and assessment phases have been substantially completed and the remediation and testing phases are in progress. The company believes that after modifications to its systems, the Year 2000 issue will not pose significant operational problems. If such modifications are not completed, however, the Year 2000 issues may have a material impact on the operations of the company.

The company is engaged in an effort to assess important Year 2000 issues with its customers and third parties upon whom it depends for essential products and services. There can be no guarantee that these parties will convert their critical systems and processes in a timely manner. Failure or delay by any of these parties could significantly disrupt business.


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



Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

         None.


Item 6.  Exhibits and Reports on Form 8-K.
       	 ---------------------------------

         (a)  Exhibits
	             None.

         (b)  Reports on Form 8-K.
	             None.

                                   SIGNATURES



	 Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   					       ARROW ELECTRONICS, INC.





Date:  November 13, 1998                       By:/s/ Gerald Luterman
                                          						  -------------------
	                                          					  Gerald Luterman
                                          						  Senior Vice President and
                                          						  Chief Financial Officer


Date:  November 13, 1998                       By:/s/ Paul J. Reilly
                                                  ------------------
                                          						  Paul J. Reilly
                                          						  Vice President and
                                          						  Corporate Controller