Form 10-K405
period 1998-12-31
ARROW ELECTRONICS INC
filed 1999-03-31
CIK 7536

Form 10-K
                  SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C.  20549
(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                             ACT OF 1934

For the fiscal year ended December 31, 1998

                                 OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

For the transition period from............to.................

Commission file number 1-4482
                         ARROW ELECTRONICS, INC.
          ----------------------------------------------------
         (Exact name of Registrant as specified in its charter)

         New York                                      11-1806155
-------------------------------                    ------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                  Identification Number)

25 Hub Drive, Melville, New York                          11747
--------------------------------                       ----------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (516) 391-1300
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of Each Exchange on
Title of Each Class                          Which Registered
-------------------                          ----------------
Common Stock, $1 par value                New York Stock Exchange
Preferred Share Purchase Rights           New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X   No
                                                ---     ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   [ X ]

     The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 26, 1999 was $1,365,898,195.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     Common Stock, $1 par value: 95,632,701 shares outstanding at February 26, 1999.

The following documents are incorporated herein by reference:

1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 12, 1999(incorporated in Part III).

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

The company's global distribution network spans the world's three dominant electronics markets - North America, Europe, and the Asia/Pacific region. The company is the largest electronics distributor in each of these vital industrialized regions, serving a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains over 200 sales facilities and 26 distribution centers in 34 countries.

The North American components operations ("NACO") is comprised of eight segmented marketing groups. As the largest distributor of electronic components in North America, NACO offers the broadest line card in the industry.

Gates/Arrow Distributing, Inc. ("Gates/Arrow") is a full-line technical distributor of computer systems, peripherals, and software to value-added resellers in the U.S. and Canada.

In May 1998, Gates/Arrow acquired a majority interest in Scientific and Business Minicomputers, Incorporated, a leading technical distributor of mass storage products in the United States. In November 1998, the company entered into a joint venture with Marubun Corporation, Japan's largest independent distributor to serve Japanese customers in the Asia/Pacific region and North America.
In November 1998, the company acquired Unitronics Componentes, S.A., one of the leading distributors of electronic components in Spain and Portugal.

In January 1999, the company acquired Richey Electronics, Inc. a leading specialty distributor of interconnect, electromechanical, and passive electronic components and a provider of related value-added services to customers throughout North America. In January 1999, the company also acquired Bell Industries, Inc.'s Electronics Distribution Group, one of the ten largest distributors of electronic components in North America. In February 1999, Spoerle Electronic acquired Industrade AG, one of Switzerland's leading distributors of electronic components.

Through its wholly-owned subsidiary, Arrow Electronics Distribution Group-Europe B.V., Arrow is the largest pan-European electronics distributor. In its Northern European region, the company is among the largest distributors in Britain, Denmark, Finland, Norway, and Sweden. In its Central European region the company is the largest distributor in Germany, Austria, Switzerland, Belgium, and the Netherlands, and in its Southern European region it is the largest distributor in Italy, France, Spain, and Portugal.

Arrow is the largest electronics distributor in the Asia/Pacific region. Components Agent Limited (C.A.L.), the Lite-On Group, and the Melbourne-based Veltek and Zatek companies in Australia are the region's leading multi-national distributors. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, India, and South Korea. Lite-On, Inc., headquartered in Taipei, serves customers Taiwan, South Korea, Singapore, and Malaysia. Arrow Ally also serves customers in Taiwan and Arrow Components (NZ) services customers in New Zealand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 59 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disk drives, controllers, and communication control equipment account for about 33 percent; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

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

The company and its affiliates serve over 175,000 industrial and commercial customers. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than two percent of the company's 1998 sales.

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

There are approximately 600 manufacturers whose products are sold by the company. Intel Corporation accounted for approximately 18 percent and Hewlett-Packard accounted for approximately 13 percent of the business' purchases.
No other supplier accounted for more than 9 percent of 1998 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 69 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

A manufacturer who elects to terminate a distributor agreement is generally required to purchase, from the distributor, the total amount of its products carried in inventory. While these industry practices do not wholly protect the company from inventory losses, management believes that they currently provide substantial protection from such losses.

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

The company and its affiliates employ over 9,700 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

Name                    Age        Position or Office Held
----                    ---        -----------------------
Stephen P. Kaufman      57         Chairman and Chief Executive Officer
Robert E. Klatell       53         Executive Vice President, General
                                    Counsel, and Secretary
Francis M. Scricco      49         Executive Vice President and Chief
                                    Operating Officer
Carlo Giersch           61         Chief Executive Officer of Spoerle
                                    Electronic
Sam R. Leno             53         Senior Vice President and Chief
                                    Financial Officer
Steven W. Menefee       54         Senior Vice President
Betty Jane Scheihing    50         Senior Vice President
Michael J. Long         40         Vice President
Jan M. Salsgiver        42         Vice President

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

Francis M. Scricco has been Executive Vice President and Chief Operating Officer since September 1997. From March 1994 through August 1997 he was a Group Vice President at Fischer Scientific International, Inc. Prior thereto he was President of Whirlpool Canada.

Carlo Giersch has been Chief Executive Officer of Spoerle Electronic for more than five years.

Sam R. Leno was appointed Senior Vice President and Chief Financial Officer effective March 1999. From July 1995 through February 1999, he served as Executive Vice President and Chief Financial Officer of Corporate Express, Inc. Prior thereto he was Chief Financial Officer of Coram Healthcare.

Steven W. Menefee has been a Senior Vice President of the company since July 1995 and prior thereto a Vice President of the company since November 1990.

Betty Jane Scheihing has been a Senior Vice President since May 1996 and has served as Vice President of the company for more than five years prior thereto.

Michel J. Long has been a Vice President of the company since September 1991 and President of Gates/Arrow Distributing since November 1995. Prior thereto, he was President of Capstone Electronics since 1994.

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



Item 3.  Legal Proceedings.
         -----------------
Through a wholly-owned subsidiary, the company was previously engaged in the refining and selling of lead. The subsidiary was sold in 1988, except for a battery-breaking site used by the subsidiary in Plant City, Florida, which had been placed on the National Priorities List under the Federal Super Fund program. The company remains liable for the environmental remediation of the site, and in 1992 entered into a consent decree setting forth the terms of that remediation with the U.S. EPA and the State of Florida.

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

On March 23, 1999, the company, its Gates/Arrow subsidiary and certain officers and employees, were named as defendants in a civil action in the U.S. District Court for the Eastern District of New York, filed by Henry N. Camferdam, Jr. and others who were formerly stockholders or employees of Support Net, Inc. ("Support Net"", a corporation in which Gates/Arrow, through a wholly-owned subsidiary, SN Holding, Inc. ("SN Holding") acquired a 50.1% stock interest on December 1, 1997 for approximately $28,000,000. Plaintiffs allege that they were fraudulently induced into selling their shares in Support Net, that the company and Gates/Arrow have breached the employment agreements and shareholders agreement also entered into on December 1, 1997 in connection with the acquisition, and that defendants have denied them certain rights under the several agreements, including their right to pit a portion of their remaining Support Net shares to Gates/Arrow. Plaintiffs have asked for compensatory damages of $162,000,000, punitive damages of $300,000,000 and an injunction that would, among other things, prevent the company from disposing of Support Net or SN Holding, pending a determination of the fair value of plaintiffs' minority interest.

The company has not yet filed an answer to the complaint. The company believes the claims are unfounded and without merit, and it intends to contest them vigorously.



Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
None.



                             PART II


Item 5.  Market Price of the Registrant's Common Equity and
         --------------------------------------------------
         Related Stockholder Matters.
         ---------------------------
Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1998 and 1997 were as follows (1997 has been restated to reflect the two-for-one stock split effective October 15, 1997):

Year                                               High       Low
----                                               ----       ----
1998:
  Fourth Quarter                                  $26 7/8    $11 3/4
  Third Quarter                                    22 5/8     12 1/2
  Second Quarter                                   28 3/8     20 9/16
  First Quarter                                    36 1/4     27


1997:
  Fourth Quarter                                  $36        $25 1/8
  Third Quarter                                    32 1/16    26 5/16
  Second Quarter                                   29 7/16    25 3/4
  First Quarter                                    29 7/8     25 7/8


Holders

On February 26, 1999, there were approximately 4,500 shareholders of record of the company's common stock.


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


SELECTED FINANCIAL DATA
(In thousands except per share data)

For the year:         1998        1997(a)       1996       1995       1994(b)
------------------------------------------------------------------------------
Sales
   Components      $6,343,890  $6,465,521   $5,520,202  $5,127,258  $3,914,737
   Gates/Arrow      2,000,769   1,298,424    1,014,375     792,162     734,497
                   ----------  ----------   ----------  ----------  ----------
   Consolidated     8,344,659   7,763,945    6,534,577   5,919,420   4,649,234
------------------------------------------------------------------------------
Operating income
   Components         326,695     426,778      401,849     444,029     312,103
   Gates/Arrow         54,397      31,229       19,932       3,803      16,415
   Corporate          (28,588)    (83,286)     (21,154)    (24,623)    (72,544)
                   ----------  ----------   ----------  ----------   ---------
   Consolidated       352,504     374,721      400,627     423,209     255,974
------------------------------------------------------------------------------
Net income         $  145,828  $  163,656   $  202,709  $  202,544   $ 111,889
==============================================================================
Diluted earnings
  per share (c)    $     1.50  $     1.64   $     1.98  $     2.03   $    1.16
==============================================================================
At year-end:
------------------------------------------------------------------------------
Accounts receivable and
  inventories      $2,675,612  $2,475,407   $1,947,719   $1,979,160 $1,422,457
Total assets        3,839,871   3,537,873    2,710,351    2,701,01   2,038,774
Total long-term debt
 and subordinated
 debentures         1,040,173     823,099      344,562     451,706      349,398
Shareholders'
 equity             1,487,319   1,360,758    1,358,482   1,195,881      837,885
-------------------------------------------------------------------------------

(a) Operating and net income include special charges totaling $59.5 million
($40.4 million after taxes) associated with the realignment of Arrow's North
American components operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, operating income, net income, and net income per share on a diluted basis were $434.2 million, $204.1 million, and $2.05, respectively.

(b) Operating and net income include special charges totaling $45.3 million
($28.8 million after taxes) associated with the acquisition and integration of Gates/FA Distributing, Inc. and Anthem Electronics, Inc. in transactions accounted for as poolings of interests. Excluding these charges, operating income, net income, and net income per share on a diluted basis were $301.3 million, $140.7 million, and $1.44, respectively.

(c) All per share amounts have been restated to reflect the two-for-one stock split effective October 15, 1997.


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


Sales

Consolidated sales of $8.3 billion in 1998 were 7 percent higher than 1997 sales of $7.8 billion. This sales growth was due to increased sales of commercial computer products in the company's Gates/Arrow operation from $1.3 billion in 1997 to more than $2 billion in 1998. Excluding the impact of acquisitions, 1998 sales of Gates/Arrow increased by 24 percent when compared to 1997. The worldwide market for electronic components continued to be characterized by product availability well in excess of demand and resultant pressure on average selling prices and gross profit margins resulting in a decline in sales from $6.5 billion in 1997 to $6.3 billion in 1998.

In 1997, consolidated sales increased to $7.8 billion, an increase of 19 percent over 1996 sales of $6.5 billion. This sales growth was due to increased activity levels throughout the world and acquisitions, principally the volume electronic component distribution businesses of Premier Farnell plc offset, in part, by the impact of a stronger U.S. dollar. Sales of Gates/Arrow increased by 21 percent, excluding the impact of acquistions.

Consolidated sales of $6.5 billion in 1996 were 10 percent higher than 1995 sales of $5.9 billion. This sales growth was principally due to increased sales of commercial computer products and microprocessors. The sales of semiconductor products were characterized by an oversupply of product, competitive pricing pressures, and reductions in memory prices.


Operating Income

The company's consolidated operating income decreased to $352.5 million in 1998, compared with operating income of $374.7 million in 1997, including special charges of $59.5 million. Excluding the special charges, operating income in 1997 was $434.2 million. The reduction in operating income reflected a decline in the sales of the North American components operation, a further decline in gross margins due to proportionately higher sales of lower margin commercial computer products, and competitive pricing pressures throughout the world offset, in part, by the impact of increased sales and the benefits of continuing economies of scale. Operating expenses as a percent of sales remained consistent with 1997 at 9.7 percent, the lowest in the company's history.

In 1997, the company's consolidated operating income decreased to $374.7 million, compared with operating income of $400.6 million in 1996, principally as a result of special charges of $59.5 million associated with the realignment of the North American components operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. The improvement in operating income, excluding the special charges, reflects the impact of increased sales, acquisitions, and continuing economies of scale offset, in part, by lower gross profit margins caused by competitive pricing pressures and a greater sales mix of commercial computer products. Operating expenses, excluding the special charges, as a percent of sales declined to 9.7 percent in 1997.

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


Interest

Interest expense of $81.1 million in 1998 increased by $14 million from the 1997 level, reflecting increases in borrowings associated with acquisitions and investments in working capital.

In 1997, interest expense increased to $67.1 million from $38 million in 1996, reflecting increases in borrowings associated with acquisitions, the purchases of the company's common stock, and investments in working capital.

Interest expense of $38 million in 1996 decreased by $8.4 million from the 1995 level. The decrease reflected the conversion of the company's 5 3/4% convertible subordinated debentures in October 1995, lower borrowings resulting from improved working capital usage, and lower borrowing costs offset, in part, by borrowings to fund purchases of common stock.

Income Taxes

The company recorded a provision for taxes at an effective tax rate of 42.2 percent in 1998 compared with 41 percent, excluding the special charges, in 1997. The higher effective rate in 1998 is due to the non-deductibility of goodwill amortization.

In 1997, the company recorded a provision for taxes at an effective tax rate of 41 percent, excluding the special charges, compared with 39.9 percent in 1996. The increased rate for 1997 is due to increased earnings in countries with higher marginal tax rates and the non-deductibility of goodwill amortization.

The company recorded a provision for taxes at an effective tax rate of 39.9 percent in 1996, compared with 40.4 percent in 1995. The lower effective rate was the result of decreased earnings in countries with higher marginal tax rates.

Net Income

Net income in 1998 was $145.8 million, a decrease from $204.1 million, before the special charges of $59.5 million ($40.4 million after taxes), in 1997. The decrease in net income is attributable to lower operating income and increases in interest expense.

In 1997, the company's net income advanced to $204.1 million from $202.7 million in 1996, before the special charges. The increase in net income was attributable to higher operating income offset, in part, by an increase in interest expense.

Net income in 1996 was $202.7 million, an increase from $202.5 million in 1995. The increase in net income was attributable to decreases in interest expense, income taxes, and minority interest offset, in part, by lower operating income.

Liquidity and Capital Resources

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets, as a percentage of total assets, were approximately 75 percent and 74 percent in 1998 and 1997, respectively.

In 1998, working capital increased by 18 percent, or $262 million, compared with 1997. This increase was due to higher working capital requirements and acquisitions.

The net amount of cash provided by operations in 1998 was $43.6 million, the principal element of which was the cash flow resulting from net earnings offset, in part, by working capital usage. The net amount of cash used by the company for investing purposes was $129.6 million, including $70.6 million for various acquisitions. Cash flows provided by financing activities were $131.4 million, principally reflecting the $445.7 million of proceeds from the issuance of the company's 6 7/8% senior debentures and 6.45% senior notes offset, in part, by the reduction in the company's credit facilities, purchases of common stock, and distributions to partners.

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

In 1996, working capital increased by 5 percent, or $56 million, compared with 1995. This percentage increase was less than the percentage increase of sales as a result of improvements in working capital usage.

The net amount of cash provided by operations in 1996 was $306.8 million, the principal element of which was the cash flow resulting from higher net earnings and improved working capital usage. The net amount of cash used by the company for investing purposes was $55.3 million, including $38.9 million for various acquisitions. Cash flows from financing activities were $202.6 million, principally reflecting the reduction in the company's borrowings, purchases of common stock, and distributions to partners.


Market and Other Risks

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe and the Asia/Pacific region. At the present time, the company hedges only these currency exposures and does not hedge anticipated foreign currency cash flows and earnings or its investments in businesses in Europe and the Asia/Pacific region as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuation in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 1998 as compared with 1997, 1998 sales and operating income would have been $48 million and $3 million higher, respectively, than the actual results for 1997.

The company's interest expense, in part, is sensitive to the general level of short-term interest rates in the United States and Europe. To mitigate the impact of fluctuations in interest rates, at December 31, 1998, the company has approximately 74 percent of its debt as fixed rate long-term borrowings and 26 percent of its debt subject to short-term floating rates. Interest expense would fluctuate by approximately $1 million if average short-term interest rates had changed by one percentage point in 1998. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


Year 2000 Update

The company previously initiated a comprehensive, worldwide review to identify, evaluate and address Year 2000 issues and implemented a plan to resolve those issues. Included within the scope of this initiative are operational and information technology computer systems; embedded systems contained in machinery and equipment including warehousing and telecommunications equipment; and third party relationships, including trade and non-trade vendors, carriers, and other principal business partners.

In the information technology arena, the company divided its remediation plan into the following phases: inventory, assessment, remediation, testing, and monitoring. The inventory, assessment, and remediation phases have been substantially completed, and the testing and monitoring phases are progressing on schedule, with completion anticipated by June 30, 1999. With respect to non-information technology, or embedded systems, the company has substantially completed the inventory and assessment phases, and remediation and testing are progressing according to schedule, with completion anticipated during the third quarter of 1999. Spending related to Year 2000 modification is not expected to exceed $10 million in 1999. Amounts incurred to date in addressing Year 2000 issues have not exceeded $10 million.

The company is currently engaged in a review of the Year 2000 compliance efforts of key suppliers and other principal business partners upon whom it depends for essential products and services. There can be no guarantee that these parties will resolve their Year 2000 issues with respect to products, services or critical systems, and processes in a timely manner. Management believes that failure or delay by any of these parties could possibly cause a significant disruption to the company's business. The company is in the process of developing contingency plans to address these and other issues.


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

Item 8.  Financial Statements.
         --------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                   ERNST & YOUNG LLP
New York, New York
February 17, 1999


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


Paul J. Reilly
Vice President and
  Corporate Controller

                        ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF INCOME
                   (In thousands except per share data)


                                      Years Ended December 31,
                              --------------------------------------
                                 1998          1997          1996
                                 ----          ----          ----
Sales                            $8,344,659    $7,763,945    $6,534,577
                                 ----------    ----------    ----------
Costs and expenses:
  Cost of products sold           7,183,413     6,574,415     5,492,556
  Selling, general, and
    administrative expenses         756,770       712,213       604,412
  Depreciation and amortization      51,972        43,096        36,982
  Integration charge                      -        21,600             -
  Realignment charge                      -        37,900             -
                                 ----------    ----------    ----------
                                  7,992,155     7,389,224     6,133,950
                                 ----------    ----------    ----------
Operating income                    352,504       374,721       400,627

Equity in earnings (loss)
  of affiliated companies               937           781           (97)

Interest expense, net                81,126        67,117        37,959
                                 ----------    ----------    ----------
Earnings before income taxes
  and minority interest             272,315       308,385       362,571

Provision for income taxes          115,018       131,617       144,667
                                 ----------    ----------    ----------
Earnings before minority
  interest                          157,297       176,768       217,904

Minority interest                    11,469        13,112        15,195
                                 ----------    ----------    ----------
Net income                       $  145,828    $  163,656    $  202,709
                                 ==========    ==========    ==========
Per common share:
  Basic                          $     1.53    $     1.67    $     2.01
                                 ==========    ==========    ==========
  Diluted                        $     1.50    $     1.64    $     1.98
                                 ==========    ==========    ==========

Average number of common
   shares outstanding:
      Basic                          95,397        98,006       100,972
                                     ======        ======       =======
      Diluted                        97,113        99,769       102,380
                                     ======        ======       =======


                         See accompanying notes.

                         ARROW ELECTRONICS, INC.
                       CONSOLIDATED BALANCE SHEET
                         (Dollars in thousands)

                                                      December 31,
                                                -----------------------
                                                   1998          1997
                                                   ----          ----
ASSETS

Current assets:
  Cash and short-term investments                  $  158,924    $  112,665
  Accounts receivable, less allowance for
   doubtful accounts ($48,423 in 1998 and
   $46,055 in 1997)                                 1,354,351     1,245,354
  Inventories                                       1,321,261     1,230,053
  Prepaid expenses and other assets                    26,279        42,268
                                                   ----------    ----------
Total current assets                                2,860,815     2,630,340
                                                   ----------    ----------
Property, plant and equipment at cost
  Land                                                 15,087         9,699
  Buildings and improvements                           90,851        75,431
  Machinery and equipment                             183,227       143,030
                                                   ----------    ----------
                                                      289,165       228,160
  Less accumulated depreciation
    and amortization                                  134,359       113,923
                                                   ----------    ----------
                                                      154,806       114,237
                                                   ----------    ----------
Investment in affiliated companies                     23,279        54,914
Cost in excess of net assets of companies
  acquired, less accumulated amortization
  ($91,837 in 1998 and $69,899 in 1997)               721,323       645,152
Other assets                                           79,648        93,230
                                                   ----------    ----------
                                                   $3,839,871    $3,537,873
                                                   ==========    ==========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  785,596    $  767,088
  Accrued expenses                                    211,438       285,673
  Short-term borrowings, including current
   maturities of long-term debt                       168,066       143,723
                                                    ---------     ---------
Total current liabilities                           1,165,100     1,196,484

Long-term debt                                      1,040,173       823,099
Other liabilities                                      77,587        87,254
Minority interest                                      69,692        70,278

Shareholders' equity:
  Common stock, par value $1:
    Authorized--120,000,000 shares in 1998 and 1997
    Issued--102,949,640 shares in 1998 and 1997       102,950       102,950
  Capital in excess of par value                      506,002       506,656
  Retained earnings                                 1,114,826       968,998
  Foreign currency translation adjustment             (23,648)      (35,881)
                                                    ---------     ---------
                                                    1,700,130     1,542,723
  Less:  Treasury stock (7,321,540 and
           6,011,903 shares in 1998 and 1997),
           at cost                                    198,281       164,207
         Unamortized employee stock award              14,530        17,758
                                                   ----------    ----------
Total shareholders' equity                          1,487,319     1,360,758
                                                   ----------    ----------
                                                   $3,839,871    $3,537,873
                                                   ==========    ==========

                        See accompanying notes.

                       ARROW ELECTRONICS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                           (In thousands)

                                            Years Ended December 31,
                                      ---------------------------------
                                          1998         1997        1996
                                          ----         ----        ----
Cash flows from operating activities:
  Net income                              $ 145,828    $ 163,656   $ 202,709
  Adjustments to reconcile net income
   to net cash provided by (used for)
   operations:
      Minority interest in earnings          11,469       13,112      15,195
      Depreciation and amortization          55,101       47,057      39,453
      Equity in (earnings) loss of
        affiliated companies                   (937)        (781)         97
      Deferred income taxes                  19,661       (9,814)     10,280
      Integration charge                          -       21,600           -
      Realignment charge                          -       37,900           -
      Change in assets and liabilities,
        net of effects of acquired
        businesses:
          Accounts receivable               (38,792)    (219,488)     45,845
          Inventories                       (33,490)     (94,144)     (8,426)
          Prepaid expenses and other
           assets                            10,785       (8,048)     (2,893)
          Accounts payable                  (17,049)      36,784      26,276
          Accrued expenses                  (88,808)      (4,917)    (23,870)
          Other                             (20,164)       2,913       2,135
                                          ---------    ---------   ---------
  Net cash provided by (used for)
   operating activities                      43,604      (14,170)    306,801
                                          ---------    ---------   ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                               (59,006)     (29,335)    (28,596)
  Proceeds from sale of building                  -            -      10,442
  Cash consideration paid for acquired
    businesses                              (67,521)    (364,499)    (38,851)
  Investment in affiliates                   (3,078)     (16,973)      1,734
                                           --------     --------   ---------
  Net cash used for investing
    activities                             (129,605)    (410,807)    (55,271)
                                          ---------     --------   ---------
Cash flows from financing activities:
  Change in short-term borrowings            (4,850)      55,018     (53,992)
  Change in credit facilities              (223,127)     122,830     (96,906)
  Proceeds from long-term debt              445,665      392,844           -
  Repayment of long-term debt               (25,411)        (338)     (7,097)
  Proceeds from exercise of stock
    options                                   7,504       20,209      12,323
  Distributions to minority partners        (18,227)     (17,464)     (7,967)
  Purchases of common stock                 (50,129)    (151,010)    (48,993)
                                          ---------     --------   ---------
  Net cash provided by (used for)
   financing activities                     131,425      422,089    (202,632)
                                          ---------     --------   ---------
Effect of exchange rate changes on
  cash                                       (3,964)     (20,847)     (6,445)
                                          ---------    ---------   ---------
Net increase (decrease) in cash and
  short-term investments                     41,460      (23,735)     42,453
Cash and short-term investments at
  beginning of year                         112,665      136,400      93,947

Cash and short-term investments of
 acquired affiliate                           4,799            -           -
                                          ---------     --------   ---------
Cash and short-term investments at
 end of year                              $ 158,924    $ 112,665   $ 136,400
                                          =========    =========   =========
Supplemental disclosures of cash flow
 information:
  Cash paid during the year for:
    Income taxes                          $  88,718    $ 121,251   $ 130,834
    Interest                                 81,500       52,265      38,118


                              See accompanying notes.

                                   ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                      (In thousands)

                      Common                             Foreign               Unamortized
                       Stock  Capital in                Currency                  Employee
                      at Par   Excess of   Retained  Translation    Treasury  Stock Awards
                       Value   Par Value   Earnings   Adjustment       Stock     and Other       Total
                    --------  ----------   --------  -----------   ---------  ------------  ----------
Balance at December
  31, 1995          $101,296    $479,676   $602,633      $18,398   $     (24)    $(6,098)   $1,195,881
Net income                 -           -    202,709            -           -           -       202,709
Translation
  adjustment               -           -          -       (9,645)          -           -        (9,645)
Comprehensive
  income                                                                                       193,064
Exercise of
  stock options          924      11,774          -            -        (375)          -        12,323
Tax benefits
  related to
  exercise of
  stock options            -       3,345          -            -           -           -         3,345
Restricted stock
  awards, net            172       3,922          -            -         327      (4,421)            -
Amortization of
  employee stock
  awards                   -           -          -            -           -       2,862         2,862
Purchases of
  common stock             -           -          -            -     (48,993)          -       (48,993)
                     -------    --------    -------     --------     -------      ------     ---------
Balance at December
   31, 1996          102,392     498,717    805,342        8,753     (49,065)     (7,657)    1,358,482

Net income                 -           -    163,656            -           -           -       163,656
Translation
  adjustments              -           -          -      (44,634)          -           -       (44,634)
Comprehensive
  income                                                                                       119,022
Exercise of
  stock options          198      (8,626)         -            -      28,637           -        20,209
Tax benefits
  related to
  exercise of
  stock options            -       7,074          -            -           -           -         7,074
Restricted stock
  awards, net            360       9,491          -            -       7,231     (17,082)            -
Amortization
  of employee
  stock awards             -           -           -           -           -       6,981         6,981
Purchases of
  common stock             -           -           -           -    (151,010)          -      (151,010)
                    --------    --------    --------    --------    --------    --------    ----------
Balance at December
   31, 1997          102,950     506,656     968,998     (35,881)   (164,207)    (17,758)    1,360,758

Net income                 -           -     145,828           -           -           -       145,828
Translation
  adjustments              -           -           -      12,233           -           -        12,233
Comprehensive
  income                                                                                       158,061
Exercise of
  stock options            -      (2,777)          -           -      10,281           -         7,504
Tax benefits
  related to
  exercise of
  stock options            -       1,619           -           -           -           -         1,619
Restricted stock
  awards, net              -         503           -           -       5,766      (6,269)            -
Amortization of
  employee stock
  awards                   -           -           -           -           -       9,497         9,497
Purchases of
  common stock             -           -           -           -     (50,129)          -       (50,129)
Other                      -           1           -           -           8           -             9
                    --------    --------  ----------    --------    --------    --------     ---------
Balance at December
   31, 1998         $102,950    $506,002  $1,114,826    $(23,648)  $(198,281)   $(14,530)   $1,487,319
                    ========    ========  ==========    ========   =========    ========    ==========


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






                        ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Split
-----------
The company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on October 15, 1997 to shareholders of record on October 3, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in prior periods by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split.

All references in the financial statements and the related notes to the number of shares and per share amounts for 1997 and 1996 have been restated to reflect the two-for-one stock split.

Net Income Per Share
--------------------
Basic EPS is computed by dividing income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income
--------------------
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 130 "Reporting Comprehensive Income" which requires disclosure of comprehensive income and its components. Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The foreign currency translation adjustments included in comprehensive income have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Segment and Geographic Information
----------------------------------
Effective January 1, 1998, the company adopted Statement of Financial Accounting Standards (SFAS) No. 131 "Disclosures about Segments of an Enterprise and Related Information" which requires that an enterprise disclose the factors that management considers most significant in determining its reportable segments.

2.  Acquisitions

During 1998, the company acquired a majority interest in Scientific and Business Minicomputers, Inc. and Unitronics Componentes S.A. The company also increased its holdings in Spoerle Electronic Handelsgesellschaft mbH ("Spoerle") to 90 percent and the Veltek/Zatek companies in Australia and Strong Electronics Co., Ltd. in Taiwan to 100 percent. The aggregate cost of these acquisitions was $62,918,000.

During 1997, the company acquired the volume electronic component distribution businesses of Premier Farnell plc for approximately $298,000,000 and a majority interest in Consan Incorporated and Support Net, Inc. During 1997, the company increased its holdings in Spoerle to 80 percent; Silverstar Ltd., S.p.A. ("Silverstar") to 98 percent; and TH:s Elektronik AB, Exatec A/S, Amitron S.A., and ATD Electronica S.A. to 100 percent. The aggregate cost of these acquisitions was $364,499,000.

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

                         ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions beginning in the respective month of acquisition. The aggregate consideration paid for all acquisitions exceeded the net assets acquired by $46,591,000 and $296,379,000 in 1998 and 1997, respectively.

In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 1998, the company made additional payments of $2,942,000 which have been capitalized as cost in excess of net assets of companies acquired.

3.  Investment in Affiliated Companies

During 1998, the company acquired a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, Japan's largest independent distributor. This joint venture was formed to specifically serve Japanese customers in the Asia/Pacific region and North America. The company also has a 50 percent interest in Altech Industries (Pty) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. Prior to 1998 when it increased its holdings to 100 percent, the company had a 45 percent interest in Strong Electronics Co., Ltd., a joint venture with Lite-On, Inc.

4.  Debt

Long-term debt consisted of the following at December 31 (in thousands):

                                                 1998            1997
                                                 ----            ----
Global multi-currency credit facility        $  173,633        $377,765
7% senior notes, due 2007                       197,976         197,623
7 1/2% senior debentures, due 2027              196,071         196,033
8.29% senior notes                               50,000          75,000
6 7/8% senior debentures, due 2018              195,939               -
6.45% senior notes, due 2003                    249,855               -
Other obligations with various
  interest rates and due dates                    1,699           1,678
                                             ----------        --------
                                              1,065,173         848,099
                                             ----------        --------
Less installments due within one year            25,000          25,000
                                             $1,040,173        $823,099
                                             ==========        ========

The company's revolving credit agreement (the "global multi-currency credit facility"), as amended, provides up to $650,000,000 of available credit and has a maturity date of September 2001. The interest rate for loans under this facility is at the applicable eurocurrency rate (5.0625 percent for U.S. dollar denominated loans at December 31, 1998) plus a margin of .225 percent. The company may also utilize the facility's competitive advance option to obtain loans, generally at a lower rate. The company pays the banks a facility fee of.125 percent per annum.

The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 8.29% senior notes are payable in three equal annual installments. The first installment was paid on December 30, 1998 with the remaining installments due in 1999 and 2000. The 6 7/8% senior debentures and the 6.45% senior notes may be prepaid at the option of the company on at least 30 days' prior notice subject to a "make whole" clause.

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

                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The company maintains uncommitted lines of credit with a group of banks under which up to $65,000,000 could be borrowed at December 31, 1998 on such terms as the company and the banks may agree. Borrowings under the lines of credit would be classified as long-term debt as the company has the ability to renew them or refinance them under the global multi-currency credit facility. There are no fees or compensating balances associated with these borrowings. There were no outstanding borrowings under the lines of credit at December 31, 1998.

Short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates of these borrowings at December 31, 1998 and 1997 were 7 percent and 8 percent, respectively.

At December 31, 1998, the estimated fair market value of the 7% senior notes and the 7 1/2% senior debentures was 103 percent of par, the 8.29% senior notes was 109 percent of par, and the 6 7/8% senior debentures was 97 percent of par. The balance of the company's borrowings approximate their fair value.

5.  Income Taxes

The provision for income taxes consists of the following (in thousands):

                                    1998           1997           1996
                                    ----           ----           ----
Current
  Federal                        $ 46,449       $ 81,278       $ 78,715
  State                            11,373         19,679         21,482
  Foreign                          35,796         31,096         29,507
                                 --------       --------       --------
                                   93,618        132,053        129,704
                                 --------       --------       --------
Deferred
  Federal                          15,667         (9,321)         4,758
  State                             3,815         (2,130)         1,087
  Foreign                           1,918         11,015          9,118
                                 --------       --------       --------
                                   21,400           (436)        14,963
                                 --------       --------       --------
                                 $115,018       $131,617       $144,667
                                 ========       ========       ========
The principal causes of the difference between the U.S. statutory and effective income tax rates are as follows (in thousands):

                                  1998            1997           1996
                                  ----            ----           ----
Provision at statutory rate    $ 95,311        $107,935        $126,900
State taxes, net of federal
  benefit                         9,872          11,407          14,670
Foreign tax rate differential       858           2,499           6,625
Other                             8,977           9,776          (3,528)
                               --------        --------        --------
                               $115,018        $131,617        $144,667
                               ========        ========        ========

For financial reporting purposes, income before income taxes attributable to the United States was $183,048,000 in 1998, $216,993,000 in 1997, and $279,149,000
in 1996, and income before income taxes attributable to foreign operations was $89,267,000 in 1998, $91,392,000 in 1997, and $83,422,000 in 1996.

                         ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The significant components of the company's deferred tax assets, which are included in other assets, are as follows (in thousands):

                                        1998            1997
                                        ----            ----
Inventory reserves                    $11,148         $14,407
Allowance for doubtful accounts         9,208          10,803
Accrued expenses                          919           7,789
Realignment reserve                     1,869          11,002
Integration reserve                    19,116          20,897
Other                                  (3,912)         (1,076)
                                      -------         -------
                                      $38,348         $63,822
                                      =======         =======

Included in other liabilities are deferred tax liabilities of $40,909,000 and $40,327,000 at December 31, 1998 and 1997, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, and may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20 percent ownership position has been acquired. In the event that the company merges with, or transfers 50 percent or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

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



                        ARROW ELECTRONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31 (in thousands):

                                     1998          1997          1996
                                     ----          ----          ----

Net income for EPS                $145,828      $163,656(a)    $202,709

Weighted average common shares
  outstanding for basic EPS         95,397        98,006        100,972
Net effect of dilutive stock
  options and restricted stock
  awards                             1,716          1,763         1,408
                                   -------       --------      --------
Weighted average common shares
  outstanding for diluted EPS       97,113         99,769       102,380
                                   =======       ========      ========
Basic EPS                          $  1.53       $   1.67(a)   $   2.01
                                   =======       ========      ========
Diluted EPS                        $  1.50       $   1.64(a)   $   1.98
                                   =======       ========      ========

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

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of vesting restrictions generally over a four-year period. The company awarded 275,000 shares of common stock in early 1999 to 100 key employees in respect of 1998, 215,400 shares of common stock to 140 key employees during 1998, 292,304 shares of common stock to 209 key employees during 1997, and 239,720 shares of common stock to 81 key employees during 1996.

Forfeitures of shares awarded under the Plan were 7,359, 31,250 and 49,274 during 1998, 1997, and 1996, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.


Stock Option Plan
-----------------
Under the terms of the Arrow Electronics, Inc. Stock Option Plan (the "Option Plan"), both nonqualified and incentive stock options for an aggregate of 21,000,000 shares of common stock were authorized for grant to key employees at prices determined by the board of directors at its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options granted under the plan after May 1997 are exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

                        ARROW ELECTRONICS, INC.
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In October 1997, all employees of the North American operations below the level of vice president were granted a special award of stock options totaling 1,255,320 at the then market price of the company's stock as an incentive related to the realignment of the North American components operation. In December 1998, the board of directors approved the repricing of the remaining unforfeited options, totaling 1,050,760, reducing the exercise price from $27.50 to $22.5625.

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plan. Accordingly, no compensation expense has been recognized in the company's accounts for this plan.

The following information relates to the Option Plan for the years ended December 31:

                      Average              Average             Average
                      Exercise             Exercise            Exercise
              1998     Price       1997     Price     1996      Price
              ----    --------     ----    --------   ----     -------
Options outstanding
 at beginning
 of year   8,231,809    $24.00  7,107,042   $20.25  4,877,150   $16.69
Granted      131,120 (a) 25.87  2,648,340    29.51  3,267,920    23.67
Exercis     (375,501)    19.96 (1,316,962)   15.34   (923,970)   13.75
Forfeited   (425,279)(a) 26.53   (206,611)   22.16   (114,058)   18.88
           ---------           ----------           ---------
Options outstanding
 at end
 of year   7,562,149    $23.41  8,231,809   $24.00  7,107,042   $20.25
           =========            =========           =========
Prices per share of
 options
 outstanding      $1.81-34.00          $1.81-32.25         $1.81-27.69

Options available for future grant:

  Beginning of
  year     6,962,805              432,700           3,586,562
  End of
  year     7,255,214            6,962,805             432,700

(a) Excludes 1,050,760 options granted in October 1997 to all employees of the North American operations below the level of vice president and repriced on December 14, 1998 from $27.50 to $22.5625.

The following table summarizes information about stock options outstanding at December 31, 1998:

          Options Outstanding                      Options Exercisable
-----------------------------------------------  ----------------------
                            Weighted      Weighted              Weighted
 Maximum                     Average       Average              Average
 Exercise    Number     Remaining Exercise Exercise  Number     Exercise
  Price    Outstanding  Contractual Life    Price  Exercisable    Price
--------   -----------  ----------------   ------- -----------  --------
  $20.00    1,318,899       61 months     $15.90    1,291,949    $15.88
   25.00    3,236,353       87 months      21.75    2,406,262     21.46
   30.00    1,821,447       94 months      26.20    1,574,959     26.07
   35.00    1,185,450      107 months      31.99      288,918     31.97
            ---------                               ---------
     All    7,562,149       90 months      23.41    5,562,088     22.02
            =========                               =========
Had stock-based compensation costs been determined as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $6.7 million ($.04 per share on a diluted basis) in 1998, $7.6 million ($.06 per share on a diluted basis) in 1997 and $5.2 million ($.04 per share on a diluted basis) in 1996.

                         ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at date of option grant during 1998 and 1997 was $8.35 and $9.41, per option, respectively. The weighted average fair value was estimated using the following assumptions:

                                             1998          1997
                                             ----          ----
Expected life (months)                         48            47
Risk-free interest rate (percent)             5.4           5.8
Expected volatility (percent)                  31            29

There is no expected dividend yield.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1998, 1997, and 1996 amounted to $5,531,000, $5,147,000, and $4,218,000, respectively.

10.  Retirement Plans

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $4,387,000, $4,988,000 and $4,608,000, in 1998, 1997,
and 1996, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $2,035,000, $1,915,000 and $1,162,000, in 1998,
1997, and 1996, respectively.

The company maintains an unfunded supplemental retirement plan for certain executives. The company's board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.

11.  Lease Commitments

The company leases certain office, warehouse, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expenses of noncancelable operating leases amounted to $29,231,000 in 1998, $29,190,000 in 1997, and $29,390,000 in 1996. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the North American realignment and the integration of the acquired businesses, approximate $153,039,000. Such commitments on an annual basis are: 1999- $30,604,000; 2000-$21,876,000; 2001-$15,821,000; 2002-$13,706,000; 2003-
$11,951,000; and $50,111,000 thereafter.

12.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally French francs, German deutsche marks, Italian lira, and British pound sterling. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales, and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a contract is the risk of nonperformance by the counterparties which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 1998 and


                       ARROW ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1997, was $79,595,000 and $97,321,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 1998 and 1997.

13.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARS). Operating income excludes the effects of special charges relating to the integration of acquired businesses and the realignment of the North American components operations. Revenue, operating income, and assets by segment are as follows (in thousands):

                     Electronic     Computer
                     Components     Products     Corporate      Total
                     ----------     --------     ---------      -----
1998
----
Revenue from external
  customers          $6,343,890    $2,000,769     $      -   $8,344,659

Operating income
 (loss)                 343,129        55,889      (46,514)     352,504

Total assets          3,014,100       640,786      184,985    3,839,871

1997
----
Revenue from external
  customers          $6,465,521    $1,298,424     $      -   $7,763,945

Operating income
 (loss)                 440,917        31,672      (97,868)(a)  374,721
Total assets          2,777,625       545,872      214,376    3,537,873


1996
----
Revenue from external
  customers          $5,520,202    $1,014,375     $      -   $6,534,577

Operating income
 (loss)                 411,607        20,226      (31,206)     400,627

Total assets          2,293,495       283,555      133,301    2,710,351

(a) Includes special charges totaling $59,500,000 million associated with the realignment of the North American components operations and the acquistion and integration of the volume electronic component distribution businesses of Premier Farnell plc.

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, borrowings, and goodwill amortization are not directly

                       ARROW ELECTRONICS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


attributable to the individual operating segments. In its evaluation of its operating groups performance, the company ignores the impact of unusual items such as realignment and integration charges.

Revenues, by geographic area, are as follows (in thousands):

                                    1998          1997          1996
                                    ----          ----          ----
North America                    $5,351,061    $4,964,660    $4,309,839
Europe                            2,396,452     2,279,951     1,855,821
Asia/Pacific                        597,146       519,334       368,917
                                 $8,344,659    $7,763,945    $6,534,577

Total assets, by geographic area, are as follows (in thousands):

                                     1998          1997          1996
                                     ----          ----          ----
North America                    $2,066,785    $1,952,348    $1,525,551
Europe                            1,473,857     1,386,976     1,030,343
Asia/Pacific                        299,229       198,549       154,457
                                 $3,839,871    $3,537,873    $2,710,351

14.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):

                       First         Second        Third       Fourth
                      Quarter        Quarter      Quarter      Quarter
                      -------        -------      -------      -------
1998
----
Sales               $2,025,760     $2,023,966   $2,134,769   $2,160,164
Gross profit           294,879        291,331      285,282      289,754
Net income              41,945         35,990       35,563       32,330
Per common share:
  Basic                    .44            .37          .37          .34
  Diluted                  .43            .37          .37          .34

1997
----
Sales                $1,855,333    $1,848,742   $1,949,396   $2,110,474
Gross profit            285,561       293,390      291,546      319,033
Net income               50,294        51,779        9,282(a)    52,301
Per common share:
  Basic                     .51           .52          .10(a)       .54
  Diluted                   .50           .52          .09(a)       .53

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

15. Subsequent Event

In January 1999, the company completed its previously announced acquisitions of Richey Electronics, Inc. and the Electronics Distribution Group of Bell Industries, Inc. for an estimated $315,000,000, including the assumption of approximately $38,000,000 of debt.


Item 9.   Changes In and Disagreements with Accountants on
          ------------------------------------------------
          Accounting and Financial Disclosure.
          -----------------------------------
None.

                            Part III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------
See "Executive Officers" in the response to Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 12, 1999 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 12, 1999 hereby is incorporated herein by reference.


Item 12. Security Ownership of Certain Beneficial Owners and
         ---------------------------------------------------
         Management.
         ----------
The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 12, 1999 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------
The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 12, 1999 hereby is incorporated herein by reference.

                              Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         --------------------------------------------------------------
(a)1.    Financial Statements.
         --------------------
The financial statements listed in the accompanying index to financial statements and financial statement schedule are filed as part of this annual report.

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


                           ARROW ELECTRONICS, INC.
                       INDEX TO FINANCIAL STATEMENTS
                     AND FINANCIAL STATEMENT SCHEDULES

                               (Item 14 (a))
                                                                   Page

Report of Ernst & Young LLP, independent auditors                    13

Management's responsibility for financial reporting                  14

Consolidated statement of income for the years ended
  December 31, 1998, 1997, and 1996                                  15

Consolidated balance sheet at December 31, 1998 and 1997             16

For the years ended December 31, 1998, 1997, and 1996:

    Consolidated statement of cash flows                             17

    Consolidated statement of shareholders' equity                   18

Notes to consolidated financial statements for
   the years ended December 31, 1998, 1997, and 1996                 20

Consolidated schedule for the three years ended December 31, 1998:

   II - Valuation and qualifying accounts                            39





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

             (d) Master Agreement, dated as of December 20, 1996, among Premier Farnell plc and Arrow Electronics, Inc. relating to the sale and purchase of the Farnell Volume Business (incorporated by reference to Exhibit 2(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

             (e) Agreement and Plan of Merger, dated as of September 30, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc.

                (i) Amendment to Agreement and Plan of Merger, dated as of October 21, 1998 by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc.

             (f) Agreement of Purchase and Sale, dated as of October 1, 1998, by and between Bell Industries, Inc. and Arrow Electronics, Inc.

          (3)(a)(i) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-
4482).

               (ii) Certificate of Amendment of the Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

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

               (ii) First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(b) to the Company's Current Report on Form 8-K dated June 30, 1989, Commission File No. 1-
4482).

              (iii) Second Amendment, dated June 8, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

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

             (b)(i) Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4 (b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                (ii) Officers' Certificate, as defined by the Indenture in 4(b)(i) above, dated as of January 22, 1997, with respect to the company's $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures
due 2027 (incorporated by reference to Exhibit 4 (b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-
4482).

               (iii) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998.

                (iv) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $250,000,000 6.45% Senior Notes due 2003, dated October 21, 1998.

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

               (iii) Second Amendment No. 1 to the Arrow Electronics Savings Plan in (10)(a)(i) above.

                (iv)    Amendment No. 3 to the Arrow Electronics Savings Plan in
(10)(a)(i) above.

                 (v) Amendment No. 4 dated May 26, 1998 to the Arrow Electronics Savings Plan in (10)(a)(i) above.

                (vi) Arrow Electronics Stock Ownership Plan, as amended and restated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(i) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

               (vii) Amendment No. 1, dated March 29, 1996, to the Arrow Electronics Stock Ownership Plan in (10)(a)(iii) above (incorporated by reference to Exhibit 10(a)(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

              (viii) Second Amendment No. 1 to the Arrow Electronics Stock Ownership Plan in (10)(b)(i).

                (ix) Amendment No. 3 to the Arrow Electronics Stock Ownership Plan in (10)(b)(i).

                 (x) Amendment No. 4 dated May 26, 1998, to the Arrow Electronics Stock Ownership Plan in (10)(b)(i).

              (b)(i) Employment Agreement, dated as of February 22, 1995, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                (ii) Employment Agreement, dated as of January 1, 1998 between the company and Robert E. Klatell. (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

               (iii) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(b)(i)-(iii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                (iv) Employment Agreement, dated as of March 1, 1999, between the company and Sam R. Leno.

                 (v) Employment Agreement, dated as of January 1, 1998, between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                (vi) Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

               (vii) Employment Agreement, dated as of September 1, 1997, between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

              (viii) Employment Agreement, dated as of April 15, 1996, between the company and Gerald Luterman (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

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

              (xiii) Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

               (xiv) Amendment, dated May 1998, to the Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc.

                (xv) Grantor Trust Agreement, dated June 25, 1998, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A.

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

               (iii) Second Amendment, dated as of April 24, 1995, to the Senior Note Purchase Agreement in 10(c)(i) above (incorporated by reference to
Exhibit 10(c)(iii) in the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                (iv) Third Amendment, dated as of December 23, 1996, to the Senior Note Purchase Agreement in 10(c)(i) above (incorporated by reference to
Exhibit 10(c)(iv) in the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                 (v) Fourth Amendment, dated as of October 28, 1998, to the Senior Note Purchase Agreement in 10(c)(i).

              (d)(i) Amended and Restated Credit Agreement, dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents (incorporated by reference to Exhibit 10(d) in the company's Annual Report on form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                (ii) First Amendment, dated as of September 30, 1996, to the Arrow Electronics, Inc. Second Amended and Restated Credit Agreement, dated August 16, 1995 in (10)(d)(i) above (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

              (e)(i) Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective as of May 15, 1997 (incorporated by reference to 99(a) to the company's Registration Statement on Form S-8, Registration No. 333-45631).
                (ii) Form of Stock Option Agreement under (e)(i) above (incorporated by reference to Exhibit 10(e)(ii)in the company's Annual Report on form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

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

                (ii) Form of Restricted Stock Award Agreement under (f)(i) above (incorporated by reference to Exhibit 10(f)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-
4482).

              (g)(i) Non-Employee Directors Stock Option Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(c) to the company's Registration Statement on Form S-8, Registration No.333-45631).

                (ii) Form of Nonqualified Stock Option Agreement under 10(g)(i) above (incorporated by reference to Exhibit 10(g)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

              (h) Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

              (i) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

          (11)        Statement Re: Computation of Earnings Per Share.

          (21)        List of Subsidiaries.

          (23)        Consent of Ernst & Young LLP.

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






14(b)     Reports on Form 8-K

          During the quarter ended December 31, 1998, the following Current Reports on Form 8-K were filed:

             Date of Report
   (Date of Earliest Event Reported)          Items Reported
   --------------------------------           --------------



EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-45631, No. 33-55565, No. 33-66594, No. 33-48252, No. 33-20428
and No. 2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 333-19431) and in the related Prospectus pertaining to the registration and issuance of the senior notes and senior debentures of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-54473) and in the related Prospectus pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 17, 1999 with respect to the consolidated financial statements and schedule of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 1998.





                                                     ERNST & YOUNG LLP




New York, New York
March   , 1999


                           ARROW ELECTRONICS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS


                For the three years ended December 31, 1998



                                       Additions

            Balance at                                          Balance
            beginning    Charged      Charged                    at end
             of year    to income    to other (1) Write-offs    of year
           ----------   ---------    -----------  ----------   --------
Allowance for
doubtful accounts

1998     $46,055,000  $31,643,000  $  542,000  $29,817,000  $48,423,000
         ===========  ===========  ==========  ===========  ===========
1997     $39,753,000  $20,360,000  $1,896,000  $15,954,000  $46,055,000
         ===========  ===========  ==========  ===========  ===========
1996     $38,670,000  $15,495,000  $        -  $14,412,000  $39,753,000
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

                                              ARROW ELECTRONICS, INC.

                                              By: /s/ Robert E. Klatell
                                                 -----------------------
                                                 Robert E. Klatell.
                                                 Executive Vice President
                                                 March  30, 1999

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Stephen P. Kaufman                               March 30, 1999
    -------------------------------------------
    Stephen P. Kaufman, Chairman, Principal
    Executive Officer, and Director

By: /s/ Robert E. Klatell                                March 30, 1999
    -------------------------------------------
    Robert E. Klatell, Executive Vice President,
    Secretary, and Director

By: /s/ Sam R. Leno                                      March 30, 1999
    --------------------------------------------
    Sam R. Leno, Senior Vice President and Chief
     Financial Officer

By: /s/ Paul J. Reilly                                   March 30, 1999
    --------------------------------------------
    Paul J. Reilly, Vice President, Controller
     and Principal Accounting Officer

By: /s/ Daniel W. Duval                                  March 30, 1999
    --------------------------------------------
    Daniel W. Duval, Director

By: /s/ Carlo Giersch                                    March 30, 1999
    --------------------------------------------
    Carlo Giersch, Director

By: /s/ John N. Hanson                                   March 30, 1999
    --------------------------------------------
    John N. Hanson, Director

By: /s/ Roger King                                       March 30, 1999
    --------------------------------------------
    Roger King, Director

By: /s/ Karen Gordon Mills                               March 30, 1999
    --------------------------------------------
    Karen Gordon Mills, Director

By: /s/ Barry W. Perry                                   March 30, 1999
    --------------------------------------------
    Barry W. Perry, Director

By: /s/ Richard S. Rosenbloom                            March 30, 1999
    --------------------------------------------
    Richard S. Rosenbloom, Director

By: /s/ Robert S. Throop                                 March 30, 1999
    --------------------------------------------
    Robert S. Throop, Director

By: /s/ John C. Waddell                                  March 30, 1999
    --------------------------------------------
    John C. Waddell, Director