Form 10-K405/A
period 1998-12-31
ARROW ELECTRONICS INC
filed 1999-04-01
CIK 7536

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

On March 23, 1999, the company, its Gates/Arrow subsidiary and certain officers and employees, were named as defendants in a civil action in the U.S. District Court for the Eastern District of New York, filed by Henry N. Camferdam, Jr. and others who were formerly stockholders or employees of Support Net, Inc. ("Support Net", a corporation in which Gates/Arrow, through a wholly-owned subsidiary, SN Holding, Inc. ("SN Holding") acquired a 50.1% stock interest on December 1, 1997 for approximately $28,000,000. Plaintiffs allege that they were fraudulently induced into selling their shares in Support Net, that the company and Gates/Arrow have breached the employment agreements and shareholders agreement also entered into on December 1, 1997 in connection with the acquisition, and that defendants have denied them certain rights under the several agreements, including their right to put a portion of their remaining Support Net shares to Gates/Arrow. Plaintiffs have asked for compensatory damages of $162,000,000, punitive damages of $300,000,000 and an injunction that would, among other things, prevent the company from disposing of Support Net or SN Holding, pending a determination of the fair value of plaintiffs' minority interest.

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






14(b)     Reports on Form 8-K

          During the quarter ended December 31, 1998, the following Current Reports on Form 8-K were filed:

             Date of Report
   (Date of Earliest Event Reported)          Items Reported
   --------------------------------           --------------

   None

EXHIBIT 23


CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-45631, No. 33-55565, No. 33-66594, No. 33-48252, No. 33-20428
and No. 2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in the Registration Statement (Form S-3 No. 333-5625) and in Amendment No. 1 to the Registration Statement (Form S-3
No. 333-19431) and in the related Prospectus pertaining to the registration and issuance of the senior notes and senior debentures of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-54473) and in the related Prospectus pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, and in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-42176) and in the related Prospectus pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd. of our report dated February 17, 1999 with respect to the consolidated financial statements and schedule of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended
December 31, 1998.





                                                     ERNST & YOUNG LLP




New York, New York
March 30, 1999


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