Form 10-Q
period 1999-03-31
ARROW ELECTRONICS INC
filed 1999-05-17
CIK 7536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549


                                  FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 1999
                                         --------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                            -------     -------
          Commission file number 1-4482
                                 ------

                              ARROW ELECTRONICS, INC.
                -----------------------------------------------------
      (Exact name of Registrant as specified in its charter)


           New York                                             11-1806155
-----------------------------------                     -----------------------
   (State or other jurisdiction of                       (I.R.S. Employer
    incorporation or organization)                       Identification Number)

25 Hub Drive, Melville, New York                                  11747
---------------------------------                       -----------------------
(Address of principal executive                                (Zip Code)
 offices)


Registrant's telephone number,
 including area code            (516) 391-1300
                                ---------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                  No
                ---------                                 ----------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 94,816,507 shares outstanding at May 3, 1999.

                              PART I.  FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

                                  ARROW ELECTRONICS, INC.
                              CONSOLIDATED STATEMENT OF INCOME
                             (In thousands except for share data)



                                                     Three Months Ended
                                                          March 31,
                                               -----------------------------
                                                  1999               1998
                                               ----------         ----------
                                                        (Unaudited)

Sales                                          $2,201,632         $2,025,760
                                               ----------         ----------

Costs and expenses:
  Cost of products sold                         1,893,350          1,730,881
  Selling, general and
    administrative expenses                       215,749            191,464
  Depreciation and amortization                    17,720             11,457
                                               ----------         ----------
                                                2,126,819          1,933,802
                                               ----------         ----------

Operating income                                   74,813             91,958

Equity in earnings of
  affiliated companies                                 72                901

Interest expense                                   24,602             18,677
                                               ----------         ----------

Earnings before income
  taxes and minority interest                      50,283             74,182

Provision for income taxes                         21,370             30,563
                                               ----------         ----------
Earnings before minority interest                  28,913             43,619

Minority interest                                     572              1,674
                                               ----------         ----------

Net income                                     $   28,341         $   41,945
                                               ==========         ==========

Net income per share:
  Basic                                              $.30               $.44
                                                     ====               ====
  Diluted                                            $.30               $.43
                                                     ====               ====

Average number of shares outstanding:
  Basic                                            95,019             96,341
                                                   ======             ======
  Diluted                                          95,862             98,315
                                                   ======             ======


See accompanying notes.


                                  ARROW ELECTRONICS, INC.
                                CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)



                                                   March 31,       December 31,
                                                     1999              1998
                                                  ----------         ----------
                                                  (Unaudited)
ASSETS

Current assets:
  Cash and short-term investments                 $   89,639         $  158,924
  Accounts receivable, less allowance
    for doubtful accounts ($52,672 in
    1999 and $48,423 in 1998)                      1,452,008          1,354,351
  Inventories                                      1,379,188          1,321,261
  Prepaid expenses and other assets                   33,801             26,279
                                                  ----------         ----------
Total current assets                               2,954,636          2,860,815
                                                  ----------         ----------

Property, plant and equipment at cost:
  Land                                                16,047             15,087
  Buildings and improvements                          94,351             90,851
  Machinery and equipment                            211,207            183,227
                                                  ----------         ----------
                                                     321,605            289,165
    Less accumulated depreciation and
      amortization                                   141,448            134,359
                                                  ----------         ----------

                                                     180,157            154,806
                                                  ----------         ----------


Investment in affiliated companies                    33,337             23,279

Cost in excess of net assets of
  companies acquired, net of amortization
  ($95,571 in 1999 and $91,837 in 1998)              873,069            721,323

Other assets                                          86,073             79,648
                                                  ----------         ----------

                                                  $4,127,272         $3,839,871
                                                  ==========         ==========


See accompanying notes.

                                  ARROW ELECTRONICS, INC.
                                CONSOLIDATED BALANCE SHEET
                                   (Dollars in thousands)



                                                    March 31,       December 31,
                                                      1999              1998
                                                   ----------         ----------
                                                   (Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $  759,450         $  785,596
  Accrued expenses                                    217,772            211,438
  Short-term borrowings, including
    current maturities of long-term debt              200,070            168,066
                                                   ----------         ----------
    Total current liabilities                       1,177,292          1,165,100
                                                   ----------         ----------

Long-term debt                                      1,375,806          1,040,173

Other liabilities                                      66,722             77,587

Minority interest                                      14,896             69,692


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1999 and 1998      102,950            102,950
  Capital in excess of par value                      503,430            506,002
  Retained earnings                                 1,143,167          1,114,826
  Foreign currency translation adjustment            (48,515)           (23,648)
                                                   ----------         ----------
                                                    1,701,032          1,700,130
  Less: Treasury stock (7,128,655 and 7,321,540
          shares in 1999 and 1998), at cost           192,897            198,281
        Unamortized employee stock awards              15,579             14,530
                                                    ---------         ----------
                                                    1,492,556          1,487,319
                                                   ----------         ----------
                                                   $4,127,272         $3,839,871
                                                   ==========         ==========

See accompanying notes.

                                  ARROW ELECTRONICS, INC.
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                       (In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                         1999           1998
                                                       --------       --------
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 28,341       $ 41,945
  Adjustments to reconcile net income to net
    cash provided by operations:
      Minority interest in earnings                         572          1,674
      Depreciation and amortization                      19,137         12,388
      Equity in undistributed earnings
        of affiliated companies                             (72)          (901)
      Deferred income taxes                              (2,133)         3,329
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                           (40,731)         7,083
          Inventories                                    76,331       (118,154)
          Prepaid expenses and other assets              (2,539)        16,446
          Accounts payable                              (59,054)       (42,586)
          Accrued expenses                                6,983        (52,820)
          Other                                         (14,065)        10,171
                                                       --------       --------
  Net cash provided (used) by operating activities       12,770       (121,425)
                                                       --------       --------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                      (19,708)        (8,551)
  Cash consideration paid for acquired businesses      (327,006)       (32,153)
                                                       --------       --------
  Net cash used for investing activities               (346,714)       (40,704)
                                                       --------       --------

Cash flows from financing activities:
  Change in short-term borrowings                        45,948         (2,923)
  Change in credit facilities                           301,404        107,935
  Repayment of long-term debt                           (38,419)             -
  Proceeds from exercise of stock options                   105          6,457
  Distribution to minority partners                     (37,852)        (2,198)
  Purchases of common stock                                   -         (3,809)
                                                       --------       --------
  Net cash provided by financing activities             271,186        105,462
                                                       --------       --------

Effect of exchange rate changes on cash                  (6,527)         7,235
                                                       --------        -------



Net decrease in cash and short-term investments         (69,285)       (49,432)

Cash and short-term investments at beginning
  of period                                             158,924        112,665
                                                       --------        -------

Cash and short-term investments at end of period       $ 89,639       $ 63,233
                                                       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                       $ (2,212)      $ 23,420
    Interest                                             29,194         27,178

See accompanying notes.

                                  ARROW ELECTRONICS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                      MARCH 31, 1999



Note A -- Basis of presentation
-------------------------------
The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1998 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B - Earnings per share
---------------------------
The following table sets forth the calculation of basic and diluted earnings per share ("EPS") for the three months ended March 31, 1999 and 1998 (in thousands except per share data):
                                                    1999              1998
                                                  -------           -------
Net income for EPS                                $28,341           $41,945
                                                  =======           =======
Weighted average common shares outstanding
  for basic EPS                                    95,019            96,341
Net effect of dilutive stock options
  and restricted stock awards                         843             1,974
                                                  -------           -------
Weighted average common shares outstanding
  for diluted EPS                                  95,862            98,315
                                                  =======           =======
Basic EPS                                            $.30              $.44
                                                  =======           =======
Diluted EPS                                          $.30              $.43
                                                  =======           =======


Note C - Comprehensive income
-----------------------------
Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, it is the foreign currency translation adjustments and net income. The components of comprehensive income for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                                    1999              1998
                                                  -------           -------
Net income                                        $28,341           $41,945
Foreign currency translation adjustments(a)       (24,867)          (10,785)
                                                  -------           -------
Comprehensive income                              $ 3,474           $31,160
                                                  =======           =======

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.



Note D - Segment and geographic information
-------------------------------------------
The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). Revenue, operating income, and assets by segment as of and for the three months ended March 31, 1999 and 1998 are as follows (in thousands):

                                 Electronic  Computer
1999                             Components  Products  Corporate     Total
                                 ----------  --------  ---------  ----------
Revenue from external customers  $1,716,619  $485,013  $      -   $2,201,632
Operating income (loss)              84,362     3,697   (13,246)      74,813
Total assets                      3,357,934   573,487   195,851    4,127,272

1998

Revenue from external customers  $1,620,796   404,964         -   $2,025,760
Operating income (loss)              97,111     7,797   (12,950)      91,958
Total assets                      2,882,253   492,426   205,399    3,580,078

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, borrowings, and goodwill amortization are not directly attributable to the individual operating segments.

Revenues, by geographic area, are as follows (in thousands):

                                                For the three
                                                 months ended
                                                   March 31,
                                           -----------------------
                                              1999         1998
                                           ----------   ----------
North America                              $1,440,981   $1,234,081
Europe                                        605,384      633,075
Asia/Pacific                                  155,267      158,604
                                           ----------   ----------
                                           $2,201,632   $2,025,760
                                           ==========   ==========

Total assets, by geographic area, as of March 31, 1999 and 1998 are as follows (in thousands):

                                              1999         1998
                                           ----------   ----------
North America                              $2,409,067   $1,987,057
Europe                                      1,428,850    1,384,771
Asia/Pacific                                  289,355      208,250
                                           ----------   ----------
                                           $4,127,272   $3,580,078
                                           ==========   ==========



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

The company acquired Richey Electronics, Inc. ("Richey") on January 7, 1999 and the electronics distribution group ("EDG") of Bell Industries, Inc. on January 29, 1999. Both of these transactions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consolidated results of the company in 1999 include both Richey and EDG from their respective dates of acquisition.

Sales
-----
Consolidated sales for the first quarter of 1999 increased approximately
9 percent over the year-earlier period. Excluding the impact of acquisitions, sales declined almost 4 percent. This sales decline was principally due to reduced sales of low margin microprocessors, lower sales in Europe, and a weakening of European currencies offset, in part, by increased sales of components in North America and commercial computer products by the company's Gates/Arrow operation.


Operating income
----------------
The company recorded operating income of $75 million in the first quarter of 1999, compared with $92 million in the first quarter of 1998. The decrease in operating income is due to continued pressure on profit margins in both the commercial computer products markets served by Gates/Arrow and the North American components operations due to competitive pricing pressures and to lower sales and competitive pricing pressures in Europe.


Interest expense
----------------
Interest expense of $24.6 million in the first quarter of 1999 increased from $18.7 million during the comparable quarter of 1998 principally reflecting increases in borrowings associated with acquisitions.


Income taxes
------------
During the first quarter of 1999, the company recorded a provision for taxes at an effective tax rate of 42.5 percent, compared with 41.2 percent in the year-earlier period. The increase in the effective tax rate is due principally to the impact of nondeductible goodwill amortization.


Net income
----------
The company recorded net income of $28.3 million in the first quarter of 1999, compared with $41.9 million in the first quarter of 1998. The decrease in net income from the year-earlier period is principally due to lower operating income and higher interest expense offset, in part, by a decrease in minority interest.



Liquidity and capital resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 72 percent and 75 percent for the first quarter of 1999 and 1998, respectively.

During the first three months of 1999, the net amount of cash generated by operating activities was $12.8 million. The net amount of cash used for investing activities was $346.7 million, principally for the acquisitions of Richey, EDG, and the remaining 10% of Spoerle Electronic not previously owned by the company. The net amount of cash provided by financing activities was $271.2 million, reflecting borrowings under the company's credit facilities, offset, in part, by the repayment of Richey's 7.0% Convertible Subordinated Notes and distributions to a former minority partner.

During the first three months of 1998, the net amount of cash used by the company's operating activities was $121.4 million, the principal element of which was the increase in inventory. The net amount of cash used for investing activities was $40.7 million, including $32.2 million for various acquisitions. The net amount of cash provided by company's financing activities was $105.5 million.


Information Relating to Forward-Looking Statements
--------------------------------------------------
This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements, for a variety of reasons, including, but not limited to: industry conditions; changes in product supply, pricing, and customer demand, completion; other vagaries in the computer and electronic components markets; and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------
    (a)  Exhibits.

    (b)  Reports on Form 8-K.
           During the quarter ended March 31, 1999 the following Current
             Reports on Form 8-K were filed:

             Date of Report                          Item Reported
             --------------                     ---------------------------
           January 12, 1999                     Arrow Electronics announced
                                                fourth quarter 1998 earnings
                                                are likely to be below
                                                analysts' expectations


                              SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              ARROW ELECTRONICS, INC.





Date:  May 14, 1999                          By: /s/ Sam R. Leno
     --------------                              -----------------------
                                                 Sam R. Leno
                                                 Senior Vice President and
                                                  Chief Financial Officer


Date:  May 14, 1999                          By: /s/ Paul J. Reilly
     --------------                              ------------------------
                                                 Paul J. Reilly
                                                 Vice President and Controller