Form 10-Q
period 1999-06-30
ARROW ELECTRONICS INC
filed 1999-08-12
CIK 7536

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                   FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1999
                                         -------------
                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                           SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

          Commission file number 1-4482
                                 ------

                             ARROW ELECTRONICS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

           New York                                          11-1806155
--------------------------------                        ---------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)

25 Hub Drive, Melville, New York                                 11747
--------------------------------                        ---------------------
(Address of principal executive                                (Zip Code)
 offices)


Registrant's telephone number,
including area code                                        (516) 391-1300
                                                        ---------------------

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

     Common stock, $1 par value: 95,943,600 shares outstanding at July 31, 1999.

                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                            ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                      (In thousands except per share data)
                                  (Unaudited)

                                 Six Months Ended        Three Months Ended
                                     June 30,                 June 30,
                              ----------------------   ----------------------
                                 1999        1998         1999        1998
                                 ----        ----         ----        ----
Sales                         $4,451,660  $4,049,726   $2,250,028  $2,023,966
                              ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of products sold        3,829,239   3,463,516    1,935,889   1,732,635
  Selling, general and
    administrative expenses      425,224     381,913      209,475     190,449
  Depreciation and
    amortization                  36,044      24,406       18,324      12,949
  Integration charge              24,560           -       24,560           -
                              ----------  ----------   ----------  ----------
                               4,315,067   3,869,835    2,188,248   1,936,033
                              ----------  ----------   ----------  ----------
Operating income                 136,593     179,891       61,780      87,933

Equity in earnings (loss) of
  affiliated companies                38         112          (34)       (789)

Interest expense                  51,310      39,011       26,708      20,334
                              ----------  ----------   ----------  ----------
Earnings before income taxes
  and minority interest           85,321     140,992       35,038      66,810

Provision for income taxes        38,619      59,206       17,249      28,643
                              ----------  ----------   ----------  ----------
Earnings before minority
  interest                        46,702      81,786       17,789      38,167

Minority interest                  3,339       3,851        2,767       2,177
                              ----------  ----------   ----------  ----------
Net income                    $   43,363  $   77,935   $   15,022  $   35,990
                              ==========  ==========   ==========  ==========
Net income per share:
   Basic                            $.46        $.81         $.16        $.37
                                    ====        ====         ====        ====
   Diluted                          $.45        $.79         $.16        $.37
                                    ====        ====         ====        ====
Average number of shares
  outstanding:
   Basic                          95,053      96,189       95,138      96,173
                                  ======      ======       ======      ======
   Diluted                        95,928      98,184       96,016      98,045
                                  ======      ======       ======      ======

                             See accompanying notes.

                            ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)



                                                   June 30,         December 31,
                                                     1999               1998
                                                 ------------      -------------
                                                  (Unaudited)

ASSETS
------
Current assets:
  Cash and short-term investments                  $   39,235         $  158,924
  Accounts receivable, less allowance
    for doubtful accounts ($45,190 in 1999
    and $48,423 in 1998)                            1,478,391          1,354,351
  Inventories                                       1,378,313          1,321,261
  Prepaid expenses and other assets                    27,743             26,279
                                                   ----------         ----------
    Total current assets                            2,923,682          2,860,815

Property, plant and equipment at cost:
  Land                                                 17,690             15,087
  Buildings and improvements                          106,698             90,851
  Machinery and equipment                             223,813            183,227
                                                   ----------         ----------
                                                      348,201            289,165
    Less accumulated depreciation and
      amortization                                    147,633            134,359
                                                   ----------         ----------
                                                      200,568            154,806

Investment in affiliated companies                     33,246             23,279

Cost in excess of net assets of
  companies acquired, net of amortization
  ($101,540 in 1999 and $91,837 in 1998)              880,020            721,323


Other assets                                           90,192             79,648
                                                   ----------         ----------
                                                   $4,127,708         $3,839,871
                                                   ==========         ==========

                          See accompanying notes.

                              ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)



                                                  June 30,        December 31,
                                                    1999              1998
                                                -----------       ------------
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                               $  732,696         $  785,596
  Accrued expenses                                  239,601            211,438
  Short-term borrowings, including current
    maturities of long-term debt                    144,662            168,066
                                                 ----------         ----------
    Total current liabilities                     1,116,959          1,165,100

Long-term debt                                    1,441,164          1,040,173

Other liabilities                                    60,854             77,587

Minority interest                                    22,847             69,692


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1999 and 1998    102,950            102,950
  Capital in excess of par value                    502,256            506,002
  Retained earnings                               1,158,189          1,114,826
  Foreign currency translation adjustment           (72,175)           (23,648)
                                                 ----------         ----------
                                                  1,691,220          1,700,130

  Less: Treasury stock (7,008,040 shares in 1999
        and 7,321,540 shares in 1998), at cost      189,602            198,281
        Unamortized employee stock awards            15,734             14,530
                                                 ----------         ----------
                                                  1,485,884          1,487,319
                                                 ----------         ----------
                                                 $4,127,708         $3,839,871
                                                 ==========         ==========

                           See accompanying notes.

                          ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)
                                                             Six Months Ended
                                                                 June 30,
                                                       ------------------------
                                                          1999            1998
                                                          ----            ----
                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                           $ 43,363        $ 77,935
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                       3,339           3,851
      Depreciation and amortization                      39,564          25,259
      Equity in undistributed earnings
        of affiliated companies                             (38)           (112)
      Integration charge                                 24,560               -
      Deferred income taxes                              (9,146)          5,572
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                           (81,926)        (59,251)
          Inventories                                    66,094         (87,441)
          Prepaid expenses and other assets               2,364          18,230
          Accounts payable                              (79,737)        (48,520)
          Accrued expenses                               11,418         (23,570)
          Other                                         (20,636)         (9,176)
                                                       --------        --------
  Net cash used for operating activities                   (781)        (97,223)
                                                       --------        --------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net     (40,202)        (21,918)
  Cash consideration paid for acquired businesses      (348,921)        (55,905)
                                                       --------        --------
  Net cash used for investing activities               (389,123)        (77,823)
                                                       --------        --------
Cash flows from financing activities:
  Change in short-term borrowings                        (1,641)         (9,762)
  Change in credit facilities                           362,231          13,052
  Repayment of long-term debt                           (38,560)           (111)
  Proceeds from long-term debt                                -         195,814
  Proceeds from exercise of stock options                   283           7,195
  Purchases of common stock                                   -         (45,833)
  Distribution to minority partners                     (37,852)        (15,075)
                                                       --------        --------
  Net cash provided by financing activities             284,461         145,280
                                                       --------        --------
Effect of exchange rate changes on cash                 (14,246)         (3,231)
                                                       --------        --------
Net decrease in cash and short-term investments        (119,689)        (32,997)
Cash and short-term investments at beginning
  of period                                             158,924         112,665
                                                       --------        --------
Cash and short-term investments at end of period       $ 39,235        $ 79,668
                                                       ========        ========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                       $  8,785        $ 48,494
    Interest                                             53,077          42,435
                                  See accompanying notes.

                           ARROW ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              June 30, 1999
                               (Unaudited)

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

Note B -- Integration charge
----------------------------

The 1999 consolidated statement of income includes a pre-tax integration charge totaling $24.6 million related to the company's acquisition and integration of the electronics distribution group of Bell Industries and Richey Electronics. Of this amount, $15.2 million represents costs associated with closing facilities and severance payments. The remaining $9.4 million principally represents costs associated with outside resources associated with the conversion of systems, professional fees, and other costs related to the integration of these businesses into Arrow. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $31.5 million and $.33, respectively, for the three months ended June 30, 1999 and $59.8 million, $.63 and $.62, respectively, for the six months ended
June 30, 1999.

Note C -- Earnings per share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                 For the Six            For the Three
                                 Months Ended            Months Ended
                                   June 30,                June 30,
                             ------------------      -------------------
                               1999       1998         1999        1998
                               ----       ----         ----        ----

Net income                   $43,363    $77,935      $15,022     $35,990
                             =======    =======      =======     =======
Weighed average common
  shares outstanding
  for basic earnings
  per share                   95,053     96,189       95,138      96,173

Net effect of dilutive
  stock options and
  restricted stock awards        875      1,995          878       1,872
                             -------    -------      -------     -------
Weighted average common
  shares outstanding
  for diluted earnings
  per share                   95,928     98,184       96,016      98,045
                             =======    =======      =======     =======
Basic earnings per share        $.46       $.81         $.16        $.37
                                ====       ====         ====        ====
Diluted earnings per share      $.45       $.79         $.16        $.37
                                ====       ====         ====        ====

Note D -- Comprehensive Income
------------------------------

Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                     For the Six              For the Three
                                     Months Ended             Months Ended
                                       June 30,                  June 30,
                                ---------------------     --------------------
                                   1999         1998         1999        1998
                                   ----         ----         ----        ----
Net income                      $ 43,363     $ 77,935     $ 15,022    $ 35,990
Foreign currency
  translation adjustments(a)     (48,527)     (14,104)     (23,660)     (3,319)
                                --------     --------     --------    --------
Comprehensive income (loss)(b)  $ (5,164)    $ 63,831     $ (8,638)   $ 32,671
                                ========     ========     ========    ========

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the integration charge of $24,560, net of the related tax effect, comprehensive income was $11,316 for the six months ended June 30, 1999 and $7,842 for the three months ended June 30, 1999.

Note E -- Segment and geographic information
-------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). Revenue and operating income, by segment, for the six months and quarter ended June 30, 1999 and 1998 are as follows (in thousands):

                                   For the Six               For the Three
                                   Months Ended              Months Ended
                                     June 30,                  June 30,
                             -----------------------   -----------------------
                                1999         1998         1999         1998
                                ----         ----         ----         ----
Revenue:
  Electronic Components      $3,416,478   $3,135,528   $1,699,859   $1,514,732
  Computer Products           1,035,182      914,198      550,169      509,234
                             ----------   ----------   ----------   ----------
     Consolidated            $4,451,660   $4,049,726   $2,250,028   $2,023,966
                             ==========   ==========   ==========   ==========
Operating income:
  Electronic Components      $  168,905   $  182,410   $   84,543   $   85,543
  Computer Products              19,327       21,409       15,630       13,612
  Corporate                     (51,639)     (23,928)     (38,393)     (11,222)
                             ----------   ----------   ----------   ----------
     Consolidated            $  136,593   $  179,891   $   61,780   $   87,933
                             ==========   ==========   ==========   ==========

Total assets, by segment, as of June 30, 1999 and 1998 are as follows (in thousands):
                                              1999          1998
                                              ----          ----
Total assets:
  Electronic Components                    $3,331,418    $2,935,710
  Computer Products                           602,586       577,036
  Corporate                                   193,704       195,985
                                           ----------    ----------
     Consolidated                          $4,127,708    $3,708,731
                                           ==========    ==========

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization are not directly attributable to the individual operating segments.

Revenues, by geographic area, are as follows (in thousands):

                        For the Six                    For the Three
                        Months Ended                   Months Ended
                          June 30,                       June 30,
                  -----------------------         -----------------------
                     1999         1998               1999         1998
                     ----         ----               ----         ----
North America     $2,972,368   $2,599,185         $1,531,387   $1,337,101
Europe             1,159,070    1,200,182            553,686      567,108
Asia/Pacific         320,222      250,359            164,955      119,757
                  ----------   ----------         ----------   ----------
                  $4,451,660   $4,049,726         $2,250,028   $2,023,966
                  ==========   ==========         ==========   ==========

Total assets, by geographic area, as of June 30, 1999 and 1998 are as follows (in thousands):

                                              1999          1998
                                              ----          ----
North America                              $2,460,756    $2,057,666
Europe                                      1,365,938     1,426,843
Asia/Pacific                                  301,014       224,222
                                           ----------    ----------
                                           $4,127,708    $3,708,731
                                           ==========    ==========

Note F -- Subsequent Events
---------------------------

In August 1999, the company purchased the 49 percent of Support Net, Inc. ("SNI") which it had not previously owned for a total of $81 million. In connection therewith, the civil action brought by the former minority shareholders and employees of SNI has been dismissed with prejudice by stipulation of the parties.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The company acquired Richey Electronics, Inc. ("Richey") on January 7, 1999 and the electronics distribution group ("EDG") of Bell Industries, Inc. on January 29, 1999. Both of these transactions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No.16, "Business Combinations." Accordingly, the consolidated results of the company in 1999 include both Richey and EDG from their respective dates of acquisition.

Sales
-----

Consolidated sales for the six months and second quarter of 1999 increased
9.9 percent and 11.2 percent, respectively, compared with the year-earlier periods. The sales growth was principally due to the acquisition of EDG and Richey and increased sales of commercial computer products by the company's Gates/Arrow operation. Offsetting, in part, these sales increases were lower sales of microprocessors and weakening European currencies. Excluding the impact of the EDG and Richey acquisitions, foreign exchange rate differences, and lower microprocessor sales, revenue increased by 5 and 8 percent over the first six months and the second quarter of 1998, respectively.

Operating income
----------------

The company recorded operating income of $136.6 million and $61.8 million in the first six months and second quarter of 1999, respectively, compared with $179.9 million and $87.9 million, respectively, in the year-earlier periods. Included in 1999's results is a pre-tax integration charge of $24.6 million associated with the integration of EDG and Richey. Excluding this integration charge, operating income was $161.2 million and $86.3 million for the six months and quarter ended June 30, 1999, respectively. The decrease in operating income is due to continued pressure on gross profit margins in both the commercial computer products markets served by Gates/Arrow and the North American Components operations due to competitive pricing pressures, and to lower sales, competitive pricing pressures and weakening currencies in Europe.

Interest expense
----------------

Interest expense of $51.3 million and $26.7 million in the first six months and second quarter of 1999, respectively, increased from $39 million during the first six months of 1998 and $20.3 million in the comparable quarter of 1998. The increase is the result of increased borrowings to fund acquisitions and investments in working capital, offset, in part, by lower interest rates.

Income taxes
------------

The company recorded a provision for taxes at an effective rate of 45.3 percent and 49.2 percent for the first six months and second quarter of 1999, respectively, compared with 42 percent and 42.9 percent, in the comparable year-earlier periods. Excluding the impact of the aforementioned integration charge, the effective rate was 42.5 percent for the six months and second quarter of 1999. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries it operates and the related level of earnings generated by these operations and the nondeductibility of certain expenses.

Net income
----------

The company recorded net income of $43.4 million and $15 million in the first six months and second quarter of 1999, respectively, compared with $77.9 million in the first six months of 1998 and $36 million in the second quarter of 1998. Excluding the aforementioned integration charge, net income was $59.8 million and $31.5 million for the first six months and second quarter of 1999, respectively. The decrease in net income is due to lower operating income and an increase in interest expense.

Liquidity and capital resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 71 percent at June 30, 1999 compared with 75 percent at June 30, 1998.

The net amount of cash used for the company's operating activities during the first six months of 1999 was $.8 million, principally reflecting earnings plus non-cash charges, offset, in part, by investments in working capital. The net amount of cash used for investing activities was $389.1 million, including $40.2 million for various capital expenditures and $348.9 million principally for the acquisitions of Richey, EDG and the remaining 10% of Spoerle
Electronic as well as certain internet related investments. The net amount of cash provided by financing activities was $284.5 million, reflecting borrowings under the company's credit facilities, offset, in part, by the repayment of Richey's 7.0% convertible subordinated notes and debentures.

The net amount of cash used for the company's operating activities during the first six months of 1998 was $97.2 million, principally due to the increase in working capital requirements. The net amount of cash used for investing activities was $77.8 million, including approximately $55.9 million for various acquisitions. The net amount of cash provided by financing activities was $145.3 million, principally reflecting the $196 million of proceeds from the issuance in May 1998 of the company's 6 7/8% senior debentures, offset, in part, by purchases of the company's common stock.

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

In the information technology arena, the company divided its remediation plan into the following phases: inventory, assessment, remediation, testing, and monitoring. The inventory, assessment, and remediation phases have been substantially completed, and the testing and monitoring phases have progressed on schedule, and as of July 31, 1999 have been substantially completed. With respect to non-information technology, or embedded systems, the company has substantially completed the inventory and assessment phases, and remediation and testing are progressing according to schedule, with completion anticipated during the third quarter of 1999.

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

                       PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a) The company's Annual Meeting of Shareholders was held on May 12, 1999 (the "Annual Meeting").

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

         (i) The following individuals were elected by the shareholders to serve as Directors:

              Board Member                 In Favor             Withheld
              ------------                 --------             --------

              Daniel W. Duval              86,379,017             322,396
              Carlo Giersch                85,624,533           1,076,880
              John N. Hanson               86,346,621             354,792
              Stephen P. Kaufman           86,622,091           1,079,322
              Roger King                   85,636,001           1,065,412
              Robert E. Klatell            85,636,367           1,065,046
              Karen Gordon Mills           86,378,723             322,690
              Barry W. Perry               86,382,221             319,192
              Richard S. Rosenbloom        86,339,308             362,105
              Robert S. Throop             85,635,427           1,065,986
              John C. Waddell              85,632,519           1,068,894


        (ii) The ratification and approval of the adoption of the Chief Executive Officer 1999 Performance Bonus Plan was voted upon as follows: 81,930,317 shares in favor; 4,629,700 shares against; and 141,396 shares abstaining.

        (iii) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 86,581,320 shares in favor; 87,206 shares against; and 32,887 shares abstaining.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits.
           (27) Financial Data Schedule

    (b)  Reports on Form 8-K.
           None.

                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               ARROW ELECTRONICS, INC.


Date: August 12, 1999                          By:/s/ Sam R. Leno
                                                  -------------------------
                                                  Sam R. Leno
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date: August 12, 1999                          By:/s/ Paul J. Reilly
                                                  -------------------------
                                                  Paul J. Reilly
                                                  Vice President-Finance