Form 10-Q
period 1999-09-30
ARROW ELECTRONICS INC
filed 1999-11-12
CIK 7536

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1999
                                         ------------------
                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to

          Commission file number 1-4482


                               ARROW ELECTRONICS, INC.
               ----------------------------------------------------
              (Exact name of Registrant as specified in its charter)


           New York                                           11-1806155
--------------------------------                        ----------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)


25 Hub Drive, Melville, New York                                 11747
--------------------------------                        ----------------------
(Address of principal executive                                (Zip Code)
 offices)


Registrant's telephone number,
including area code                                          (516) 391-1300
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

       Common stock, $1 par value: 95,989,536 shares outstanding at October 29, 1999.

       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                              ARROW ELECTRONICS, INC.
                          CONSOLIDATED STATEMENT OF INCOME
                        (IN THOUSANDS EXCEPT PER SHARE DATA)
                                    (Unaudited)

                                   Nine Months Ended       Three Months Ended
                                     September 30,            September 30,
                                ----------------------   ----------------------
                                    1999        1998         1999        1998
                                    ----        ----         ----        ----
Sales                           $6,827,457  $6,184,495   $2,375,797  $2,134,769
                                ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of products sold          5,881,809   5,313,003    2,052,570   1,849,487
  Selling, general and
    administrative expenses        637,421     567,669      212,197     185,756
  Depreciation and
    amortization                    53,448      37,644       17,404      13,238
  Integration charge                24,560           -            -           -
                                ----------  ----------   ----------  ----------
                                 6,597,238   5,918,316    2,282,171   2,048,481
                                ----------  ----------   ----------  ----------
Operating income                   230,219     266,179       93,626      86,288

Equity in earnings (loss)
  of affiliated companies             (173)        431         (211)        319

Interest expense                    78,146      59,739       26,836      20,728
                                ----------  ----------   ----------  ----------
Earnings before income taxes
  and minority interest            151,900     206,871       66,579      65,879

Provision for income taxes          67,447      87,204       28,828      27,998
                                ----------  ----------   ----------  ----------
Earnings before minority
  interest                          84,453     119,667       37,751      37,881

Minority interest                    4,337       6,169          998       2,318
                                ----------  ----------   ----------  ----------
Net income                      $   80,116  $  113,498   $   36,753  $   35,563
                                ==========  ==========   ==========  ==========
Net income per share:
   Basic                              $.84       $1.18         $.39        $.37
                                      ====       =====         ====        ====
   Diluted                            $.83       $1.16         $.38        $.37
                                      ====       =====         ====        ====
Average number of shares
  outstanding:
   Basic                            95,097      96,061       95,176      95,060
                                    ======      ======       ======      ======
   Diluted                          96,001      97,885       96,317      96,135
                                    ======      ======       ======      ======

                               See accompanying notes.

                              ARROW ELECTRONICS, INC.
                            CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)





                                                September 30,       December 31,
                                                    1999                1998
                                                -------------       ------------
                                                 (Unaudited)

ASSETS
------

Current assets:
  Cash and short-term investments                  $   49,257         $  158,924
  Accounts receivable, less allowance
    for doubtful accounts ($45,317 in 1999
    and $48,423 in 1998)                            1,608,082          1,354,351
  Inventories                                       1,437,315          1,321,261
  Prepaid expenses and other assets                    35,866             26,279
                                                   ----------         ----------
    Total current assets                            3,130,520          2,860,815

Property, plant and equipment at cost:
  Land                                                 17,995             15,087
  Buildings and improvements                          121,442             90,851
  Machinery and equipment                             236,044            183,227
                                                   ----------         ----------
                                                      375,481            289,165

    Less accumulated depreciation and
      amortization                                    159,034            134,359
                                                      216,447            154,806

Investments in affiliated companies                    53,484             23,279

Cost in excess of net assets of
  companies acquired, net of amortization
  ($110,247 in 1999 and $91,837 in 1998)              966,106            721,323


Other assets                                           93,617             79,648
                                                   ----------         ----------
                                                   $4,460,174         $3,839,871
                                                   ==========         ==========




                               See accompanying notes.

                               ARROW ELECTRONICS, INC.
                             CONSOLIDATED BALANCE SHEET
                                (Dollars in thousands)





                                                 September 30,     December 31,
                                                     1999              1998
                                                 -------------     ------------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                  $  894,051       $  785,596
  Accrued expenses                                     284,691          211,438
  Short-term borrowings, including current
    maturities of long-term debt                       161,339          168,066
                                                    ----------       ----------
    Total current liabilities                        1,340,081        1,165,100

Long-term debt                                       1,517,276        1,040,173

Other liabilities                                       59,937           77,587

Minority interest                                        9,280           69,692


Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 1999 and 1998       102,950          102,950
  Capital in excess of par value                       502,069          506,002
  Retained earnings                                  1,194,942        1,114,826
  Foreign currency translation adjustment              (62,599)         (23,648)
                                                    ----------       ----------
                                                     1,737,362        1,700,130

  Less: Treasury stock (6,993,151 shares in 1999
        and 7,321,540 shares in 1998), at cost         189,156          198,281
        Unamortized employee stock awards               14,606           14,530
                                                    ----------       ----------
                                                     1,533,600        1,487,319
                                                    ----------       ----------
                                                    $4,460,174       $3,839,871
                                                    ==========       ==========



                            See accompanying notes.

                             ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            Nine Months Ended
                                                               September 30,
                                                         ----------------------
                                                            1999         1998
                                                            ----         ----
                                                               (Unaudited)
Cash flows from operating activities:
  Net income                                             $  80,116    $ 113,498
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                          4,337        6,169
      Depreciation and amortization                         59,115       39,518
      Equity in undistributed earnings
        of affiliated companies                                173         (431)
      Integration charge                                    24,560            -
      Deferred income taxes                                (19,917)        (308)
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                             (189,200)     106,624)
          Inventories                                       23,222      (36,870)
          Prepaid expenses and other assets                 (5,228)      11,238
          Accounts payable                                  72,363       39,938
          Accrued expenses                                  15,479      (47,433)
          Other                                              1,531       13,306
                                                         ---------    ---------
  Net cash provided by operating activities                 66,551       32,001
                                                         ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                         (62,655)     (33,617)
  Cash consideration paid for acquired businesses         (460,947)     (56,693)
                                                         ---------    ---------
  Net cash used for investing activities                  (523,602)     (90,310)
                                                         ---------    ---------
Cash flows from financing activities:
  Change in short-term borrowings                            3,490       (8,244)
  Change in credit facilities                              429,478      (91,977)
  Repayment of long-term debt                              (38,621)        (187)
  Proceeds from long-term debt                                   -      195,814
  Proceeds from exercise of stock options                      382        7,203
  Purchases of common stock                                   (100)     (50,128)
  Distribution to minority partners                        (37,852)     (26,659)
                                                         ---------    ---------
  Net cash provided by financing activities                356,777       25,822
                                                         ---------    ---------
Effect of exchange rate changes on cash                     (9,393)       2,606
                                                         ---------    ---------
Net decrease in cash and short-term investments           (109,667)     (29,881)
Cash and short-term investments at beginning
  of period                                                158,924      112,665
Cash and short-term investments of acquired affiliate            -        4,799
                                                         ---------    ---------
Cash and short-term investments at end of period         $  49,257    $  87,583
                                                         =========    =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                         $  21,820    $  44,778
    Interest                                                79,439       69,294

                                  See accompanying notes.

                                  ARROW ELECTRONICS, INC.
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   September 30, 1999
                                      (Unaudited)


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

Note B -- Integration charge
----------------------------

The 1999 consolidated statement of income includes a pre-tax integration charge totaling $24.6 million, recorded in the company's second quarter results, related to the company's acquisition and integration of the electronics distribution group of Bell Industries and Richey Electronics. Of this amount, $15.3 million represents costs associated with closing facilities and severance payments. The remaining $9.3 million principally represents costs associated with outside resources associated with the conversion of systems, professional fees, and other costs related to the integration of these businesses into Arrow. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $96.6 million, $1.02 and $1.01, respectively, for the nine months ended September 30, 1999.

Note C -- Earnings per share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                For the Nine            For the Three
                                Months Ended            Months Ended
                                September 30,           September 30,
                             ------------------      ------------------
                               1999      1998          1999       1998
                               ----      ----          ----       ----

Net income                   $80,116   $113,498      $36,753    $35,563
                             =======   ========      =======    =======
Weighed average common
  shares outstanding
  for basic earnings
  per share                   95,097     96,061       95,176     95,060
Net effect of dilutive
  stock options and
  restricted stock
  awards                         904      1,824        1,141      1,075
                             -------   --------      -------    -------
Weighted average common
  shares outstanding
  for diluted earnings
  per share                   96,001     97,885       96,317     96,135
                              ======     ======       ======     ======
Basic earnings per share        $.84      $1.18         $.39       $.37
                                ====      =====         ====       ====
Diluted earnings per share      $.83      $1.16         $.38       $.37
                                ====      =====         ====       ====

Note D -- Comprehensive income
------------------------------

Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                    For the Nine            For the Three
                                    Months Ended            Months Ended
                                    September 30,           September 30,
                                 -------------------     ------------------
                                   1999        1998        1999       1998
                                   ----        ----        ----       ----
Net income                       $80,116    $113,498     $36,753    $35,563
Foreign currency
  translation adjustments(a)     (38,951)     24,788       9,576     38,892
                                 -------    --------     -------    -------
Comprehensive income             $41,165    $138,286     $46,329    $74,455
                                 =======    ========     =======    =======

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Note E -- Segment and geographic information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers(VARs). Revenue and operating income, by segment, are as follows (in thousands):

                                  For the Nine             For the Three
                                  Months Ended             Months Ended
                                  September 30,            September 30,
                             ----------------------   -----------------------
                                 1999        1998         1999         1998
                                 ----        ----         ----         ----
Revenue:
  Electronic components      $5,291,307  $4,745,327   $1,874,829   $1,609,799
  Computer products           1,536,150   1,439,168      500,968      524,970
                             ----------  ----------   ----------   ----------
     Consolidated            $6,827,457  $6,184,495   $2,375,797   $2,134,769
                             ==========  ==========   ==========   ==========
Operating income:
  Electronic components      $  271,572  $  265,042   $  102,667   $   82,632
  Computer products              27,250      36,160        7,924       14,751
  Corporate                     (68,603)    (35,023)     (16,965)     (11,095)
                             ----------  ----------   ----------   ----------
     Consolidated            $  230,219  $  266,179   $   93,626   $   86,288
                             ==========  ==========   ==========   ==========

Total assets, by segment, as of September 30, 1999 and 1998 are as follows (in thousands):

                                              1999          1998
                                              ----          ----
Total assets:
  Electronic components                    $3,605,765    $3,089,884
  Computer products                           667,017       587,175
  Corporate                                   187,392       158,299
                                           ----------    ----------
     Consolidated                          $4,460,174    $3,835,358
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


Revenues, by geographic area, are as follows (in thousands):

                       For the Nine                    For the Three
                       Months Ended                    Months Ended
                       September 30,                   September 30,
                  -----------------------         -----------------------
                     1999         1998               1999         1998
                     ----         ----               ----         ----
North America     $4,560,417   $3,972,003         $1,588,049   $1,372,818
Europe             1,733,839    1,787,314            574,769      587,132
Asia/Pacific         533,201      425,178            212,979      174,819
                  ----------   ----------         ----------   ----------
                  $6,827,457   $6,184,495         $2,375,797   $2,134,769
                  ==========   ==========         ==========   ==========

Total assets, by geographic area, as of September 30, 1999 and 1998 are as follows (in thousands):

                                              1999          1998
                                              ----          ----
North America                              $2,625,989    $2,022,204
Europe                                      1,489,858     1,510,903
Asia/Pacific                                  344,327       302,251
                                           ----------    ----------
                                           $4,460,174    $3,835,358
                                           ==========    ==========


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The company acquired Richey Electronics, Inc. (Richey) on January 7, 1999 and the electronics distribution group (EDG) of Bell Industries, Inc. on January 29, 1999. Both of these transactions have been accounted for as purchases in accordance with Accounting Principles Board Opinion No.16, Business Combinations. Accordingly, the consolidated results of the company in 1999 include both Richey and EDG from their respective dates of acquisition.


Sales
-----

Consolidated sales for the nine months and third quarter of 1999 increased
10.4 percent and 11.3 percent, respectively, compared with the year-earlier periods. Sales growth for the nine months ended September 30, 1999 was principally due to acquisitions and growth in the core components and Gates/Arrow businesses, offset, in part, by fewer sales of low margin microprocessors, a product segment not considered a part of the company's core business, and foreign exchange rate differences. The increase in sales in the third quarter of 1999 is due to growth in the worldwide components businesses and the acquistions of Richey and EDG, offset, in part, by lower sales of microprocessors and commercial computer products and foreign exchange rate differences. Excluding the impact of the Richey and EDG acquisitions, foreign exchange rate differences, and lower microprocessor sales, revenue increased by 6 percent and 9 percent over the first nine months and the third quarter of 1998, respectively.


Operating income
----------------

The company recorded operating income of $230.2 million and $93.6 million in the first nine months and third quarter of 1999, respectively, compared with $266.2 million and $86.3 million, respectively, in the year-earlier periods. Included in 1999's nine month results is a pre-tax charge of $24.6 million associated with the acquisition and integration of Richey and EDG. Excluding this integration charge, operating income was $254.8 million for the nine months ended September 30, 1999. The decrease in operating income for the first nine months is due to continued pressure on gross profit margins in both the commercial computer products markets served by Gates/Arrow and the North American components operations as a result of competitive pricing pressures, as well as competitive pricing pressures and weakening currencies in Europe. The increase in operating income for the third quarter is due to increased sales in the North American, European, and the Asia/Pacific components operations and to improved gross profit margins in Europe, offset, in part, by weakening currencies in Europe.


Interest expense
----------------

Interest expense of $78.1 million and $26.8 million in the first nine months and third quarter of 1999, respectively, increased from $59.7 million during the first nine months of 1998 and $20.7 million in the comparable quarter of 1998. The increase is the result of increased borrowings to fund acquisitions and investments in working capital and higher interest rates.


Income taxes
------------

The company recorded a provision for taxes at an effective rate of 44.4 percent and 43.3 percent for the first nine months and third quarter of 1999, respectively, compared with 42.2 percent and 42.5 percent, in the comparable year-earlier periods. Excluding the impact of the aforementioned integration charge, the effective rate was 42.8 percent for the first nine months of 1999. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries it operates and the related level of earnings generated by these operations and the nondeductibility of certain expenses.


Net income
----------

The company recorded net income of $80.1 million and $36.8 million in the first nine months and third quarter of 1999, respectively, compared with $113.5 million in the first nine months of 1998 and $35.6 million in the third quarter of 1998. Excluding the aforementioned integration charge, net income was $96.6 million for the first nine months of 1999. The decrease in net income for the first nine months is due to lower operating income and an increase in interest expense. The increase in net income for the third quarter is due to improving sales and gross profit margins and the synergies obtained from the acquisition of Richey and EDG, offset, in part, by higher interest expense and an increased effective tax rate.


Liquidity and capital resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 70 percent at September 30, 1999 compared with 75 percent at September 30, 1998.

The net amount of cash provided by the company's operating activities during the first nine months of 1999 was $66.6 million, principally reflecting earnings, offset, in part, by investments in working capital. The net amount of cash used for investing activities was $523.6 million, including $62.7 million for various capital expenditures and $460.9 million principally for the acquisitions of Richey, EDG, the remaining 10% of Spoerle Electronic, the remaining interest in Support Net, Inc., and an additional interest in Scientific and Business Minicomputers, Inc., as well as certain internet related investments. The net amount of cash provided by financing activities was $356.8 million, reflecting borrowings under the company's credit facilities, offset, in part, by the repayment of Richey's 7.0% convertible subordinated notes and debentures and distributions to partners.

The net amount of cash provided by the company's operating activities during the first nine months of 1998 was $32 million, principally reflecting earnings offset, in part, by investments in working capital. The net amount of cash used for investing activities was $90.3 million, including $33.6 million for various capital expenditures and $56.7 million for various investments and acquisitions. The net amount of cash provided by financing activities was $25.8 million, principally reflecting $196 million of proceeds from the issuance in May 1998 of the company's 6 7/8% senior debentures, offset by the repayment of certain amounts borrowed under the company's credit facilities, purchases of the company's common stock, and distributions to partners.


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

The company divided its remediation plan into the following phases: inventory, assessment, remediation, testing, and monitoring. In the information technology arena, the company has completed its comprehensive Year 2000 readiness activities for business critical systems. With respect to non-information technology, or embedded systems, the company has completed the inventory and assessment phases, substantially completed remediation, and testing is progressing according to schedule, with completion anticipated during the fourth quarter of 1999.

The company is currently engaged in a review of the Year 2000 compliance efforts of key suppliers and other principal business partners upon whom it depends for essential products and services. There can be no guarantee that these parties will resolve their Year 2000 issues with respect to products, services or critical systems, and processes in a timely manner. Management believes that failure or delay by any of these parties could possibly cause a significant disruption to the company's business. The company has spent much time and effort on developing contingency plans, which are in an advanced state of readiness, to address these and other issues.


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



PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits
           (27) Financial Data Schedule

    (b)  Reports on Form 8-K.
           None.




                                    SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ARROW ELECTRONICS, INC.





Date:  November 10, 1999                       By:/s/ Sam R. Leno
                                                  -------------------------
                                                  Sam R. Leno
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date:  November 10, 1999                       By:/s/ Paul J. Reilly
                                                  -------------------------
                                                  Paul J. Reilly
                                                  Vice President-Finance