Form 10-K405
period 1999-12-31
ARROW ELECTRONICS INC
filed 2000-03-30
CIK 7536

Form 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)
  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

                  For the fiscal year ended December 31, 1999

                                    OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from............to.................

                      Commission file number 1-4482

                         ARROW ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

           New York                                           11-1806155
-------------------------------                          ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

25 Hub Drive, Melville, New York                                  11747
--------------------------------                         ---------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code            (516) 391-1300
                                                         ---------------------

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of February 25, 2000 was $2,777,610,197.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value:  96,066,665 shares outstanding at February 25,
2000.

The following documents are incorporated herein by reference:
1. Proxy Statement filed in connection with Annual Meeting of Shareholders to be held May 23, 2000 (incorporated in Part III).

                                    PART I

Item 1.  Business.
         --------
Arrow Electronics, Inc. (the "company"), incorporated in New York in 1946, is the world's largest distributor of electronic components and computer products to industrial and commercial customers. As the global electronics distribution industry's leader in operating systems, employee productivity, value-added programs, and total quality assurance, the company is the distributor of choice for over 600 suppliers.

The company's global distribution network spans the world's three dominant electronics markets - the Americas, Europe, and the Asia/Pacific region. The company serves a diversified base of original equipment manufacturers (OEMs) and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) of computer systems. The company maintains over 225 sales facilities and 19 distribution centers in 37 countries. Through this network, Arrow can offer the most powerful line card in the industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

Arrow continues to lead the electronics distribution industry by forging alliances around the world. In January 1999, the company acquired Richey Electronics, Inc. a leading specialty distributor of interconnect, electromechanical, and passive electronic components and a provider of related value-added services to customers throughout North America. Also in January 1999, the company acquired the electronics distribution group of Bell Industries, Inc., one of the ten largest distributors of electronic components in North America. The company acquired a majority interest in Panamericana Comercial Importadora, S.A., the largest distributor of electronic components in Brazil in June 1999, and in October 1999 the company acquired a majority interest in the Elko Group, the largest distributor of electronic components in Argentina. The company also increased its holdings in Spoerle Electronic Handelsgesellschaft mbH and Support Net, Inc. to 100 percent and acquired an additional 4 percent interest in Scientific and Business Minicomputers, Inc. Arrow has made strategic investments in selected Internet start-ups, in addition to its own Internet venture, arrow.com, to tap into certain market segments not reached today.

In 1999, Arrow acquired an interest in ChipCenter LLC, an on-line service for electronic-component information and sourcing, VCE Virtual Chip Exchange, Inc., a leading Internet marketplace for buyers and sellers of excess components, and QuestLink Technology, a technical design resource for engineers. In January 2000, the company acquire an interest in Viacore, Inc., a service provider of an ebusiness hub for business processes between trading partners in the information technology supply chain.

In February 2000, the company reached a definitive agreement in principal to acquire Tekelec Europe, one of Europe's leading distributors of high-tech components and systems.

The North American Components Operations ("NACO") is comprised of eight segmented marketing groups. NACO offers one of the broadest line card in the industry.

The North American Computer Products group ("NACP"), formerly Gates/Arrow Distributing, Inc. ("Gates/Arrow"), is a full-line technical distributor of computer systems, peripherals, and software to value-added resellers in the U.S. and Canada.

Arrow is the largest pan-European electronics distributor as well as the largest electronics distributor in Northern, Central and Southern Europe. In its Northern European region, the company serves Ireland, the United Kingdom, Denmark, Finland, Norway, and Sweden. In its Central European region, the company serves Germany, Austria, Switzerland, Belgium, and the Netherlands, and in its Southern European region it serves Italy, France, Spain, and Portugal.

Arrow is the largest electronics distributor in the Asia/Pacific region. Components Agent Limited (C.A.L.), Strong Electronics, and the Melbourne-based Veltek and Zatek companies in Australia are the region's leading multi-national distributors. C.A.L., headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, India, and South Korea. Strong Electronics, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, and Malaysia. Arrow Ally also serves customers in Taiwan and Arrow Components (NZ) services customers in New Zealand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 56 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, disk drives, controllers, and communication control equipment account for about 32 percent; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

The financial information about the company's reportable segments and foreign and domestic operations can be found in Note 13 to the Consolidated Financial Statements.

Most manufacturers of electronic components and computer products rely on independent authorized distributors, such as the company, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories and accounts receivable), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of diverse inventories and rapid or scheduled deliveries as well as other value-added services such as kitting and memory programming capabilities. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve over 175,000 industrial and commercial customers. Industrial customers range from major original equipment manufacturers to small engineering firms, while commercial customers include value-added resellers.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 4 percent of the company's 1999 sales.

The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, from which inside sales personnel with access to pricing and stocking data provided by computer display terminals accept and process orders. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the business' central computer, which provides fully integrated, on-line, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's international operations have similar on-line, real-time computer systems, and, in addition, they can access Arrow's Worldwide Stock Check System, which provides access to the company's on-line, real-time inventory system.

During the fourth quarter of 1999 Arrow introduced arrow.com PRO-Series, a suite of on-line supply chain management tools. PRO-Series gives customers Internet-based, 24 hour access to the company's inventory plus the ability to place, modify, monitor, and manage every order on-line.

There are approximately 600 manufacturers whose products are sold by the company. Intel Corporation accounted for approximately 12 percent and Hewlett-Packard accounted for 10 percent of the business' purchases. No other supplier accounted for more than 8 percent of 1999 purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 65 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

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

The company and its affiliates employ over 11,200 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

Name                     Age     Position or Office Held
----                     ---     -----------------------

Stephen P. Kaufman       58      Chairman and Chief Executive Officer
Francis M. Scricco       50      President and Chief Operating Officer
Robert E. Klatell        54      Executive Vice President, General Counsel,
                                  and Secretary
Sam R. Leno              54      Senior Vice President and Chief Financial
                                  Officer
Betty Jane Scheihing     51      Senior Vice President
Arthur H. Baer           53      Vice President and President of Arrow Europe
Michael J. Long          41      Vice President and President of the North
                                  American Computer Operation
Jan M. Salsgiver         43      Vice President and President of the North
                                  American Components Products Operation

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Stephen P. Kaufman has been Chairman of the company since May 1994 and Chief Executive Officer of the company for more than five years prior thereto.

Francis M. Scricco has been President since June 1999 and Chief Operating Officer since September 1997. Prior thereto he was Executive Vice President since August 1997. From March 1994 through August 1997 he was a Group President at Fischer Scientific International, Inc.

Robert E. Klatell has been Executive Vice President since July 1995 and has served as Senior Vice President, General Counsel, and Secretary of the company for more than five years. He also served as Chief Financial Officer from January 1992 to April 1996 and Treasurer from 1990 to April 1996.

Sam R. Leno has been Senior Vice President and Chief Financial Officer since March 1999. From July 1995 through February 1999, he served as Executive Vice President and Chief Financial Officer of Corporate Express, Inc. Prior thereto he was Chief Financial Officer of Coram Healthcare.

Betty Jane Scheihing has been a Senior Vice President since May 1996 and served as Vice President of the company for more than five years prior thereto.

Arthur H. Baer was named President of Arrow Europe and a Vice President of the company in January 2000. Prior to joining Arrow, he was President of Hudson Valley Publishing, Inc. from February 1998 through December 1999 and President of Xyan, Inc. from April 1996 through February 1998. Prior thereto, he served as Dean of the College of Business Administration at Drexel University from May 1993 through April 1996.

Michael J. Long has been President and Chief Operating Officer of North American Computer Products since July 1999. In addition, he has been a Vice President of the company for more than five years and President of Gates/Arrow Distributing since November 1995. Prior thereto he was President of Capstone Electronics since 1994.

Jan M. Salsgiver has been President of North American Components Operations since July 1999. Prior thereto, she served as President of the Arrow Supplier Services Group since its inception in January 1998. Prior thereto, she was President of the Arrow/Schweber Electronics Group since November 1995 and President of Zeus Electronics from July 1993 to November 1995. In addition, she has been a Vice President of the company for more than five years.


Item 2.  Properties.
         ----------

The company owns and leases sales offices, distribution centers and administrative facilities worldwide. The company's executive office, a 132,000 square foot facility in Melville, New York, is owned by the company. Including the executive office, fourteen locations are owned throughout North America, Europe and Asia, and another facility has been sold and leased back in connection with the financing thereof. The company occupies over 250 additional locations under leases due to expire on various dates to 2053. The company believes its facilities are well maintained and suitable for company operations.

Item 3.  Legal Proceedings.
         -----------------

The environmental remediation of a "superfund site" the company owns (as the result of the discontinued lead-refining operations of a subsidiary formerly owned by the company) has been completed pursuant to the terms of a consent decree with U.S. EPA and the State of Florida. Removal of the site from the National Priorities List is expected shortly. Long-term monitoring activities at the site for which the company remains responsible are not expected to have a material adverse impact on the company's liquidity, resources, or results.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.


                                   PART II


Item 5.  Market Price of the Registrant's Common Equity and Related
         ----------------------------------------------------------
         Stockholder Matters.
         -------------------

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 1999 and 1998 were as follows:

Year                                                High        Low
----                                                ----        ---

1999:
  Fourth Quarter                                  $26-1/2     $14-3/4
  Third Quarter                                    23-1/8      16-5/8
  Second Quarter                                   19-7/8      14-5/8
  First Quarter                                    26-9/16     13-3/16

1998:
  Fourth Quarter                                  $26-7/8     $11-3/4
  Third Quarter                                    22-5/8      12-1/2
  Second Quarter                                   28-3/8      20-9/16
  First Quarter                                    36-1/4      27


Holders

On February 25, 2000, there were approximately 4,000 shareholders of record of the company's common stock.


Dividend History and Restrictions

The company has not paid cash dividends on its common stock during the past five years. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors.

The terms of the company's credit facilities, senior notes, and senior debentures (see Note 4 of the Notes to Consolidated Financial Statements) limit, among other things, the payment of cash dividends and the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

Item 6.  Selected Financial Data.
         -----------------------

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report.


SELECTED FINANCIAL DATA
(In thousands except per share data)

For the year ended:    1999(a)      1998       1997(b)      1996        1995
                     ----------  ----------  ----------  ----------  ----------
Sales
  Components         $7,276,858  $6,343,890  $6,465,521  $5,520,202  $5,127,258
  Computer Products   2,035,767   2,000,769   1,298,424   1,014,375     792,162
                     ----------  ----------  ----------  ----------  ----------
  Consolidated        9,312,625   8,344,659   7,763,945   6,534,577   5,919,420
                     ==========  ==========  ==========  ==========  ==========

Operating income
  Components            390,237     344,349     440,917     411,607     453,496
  Computer Products      34,468      55,889      31,672      20,226       4,097
  Corporate             (86,044)    (47,734)    (97,868)    (31,206)    (34,384)
                     ----------  ----------  ----------  ----------  ----------
  Consolidated          338,661     352,504     374,721     400,627     423,209
                     ----------  ----------  ----------  ----------  ----------
Net income           $  124,153  $  145,828  $  163,656  $  202,709  $  202,544
                     ==========  ==========  ==========  ==========  ==========

Earnings per share (c)
  Basic              $     1.31  $     1.53  $     1.67  $     2.01  $     2.15
                     ==========  ==========  ==========  ==========  ==========
  Diluted                  1.29        1.50        1.64        1.98        2.03
                     ==========  ==========  ==========  ==========  ==========

At year-end:
Accounts receivable
  and inventories    $3,083,583  $2,675,612  $2,475,407  $1,947,719  $1,979,160
Total assets          4,483,255   3,839,871   3,537,873   2,710,351   2,701,016
Total long-term debt
  and capital lease
  obligations         1,533,421   1,047,041     829,827     352,576     460,628
Shareholders' equity  1,550,529   1,487,319   1,360,758   1,358,482   1,195,881




(a) Operating and net income include a special charge of $24.6 million and $16.5 million after taxes, respectively, associated with the acquisition and integration of Richey Electronics, Inc. and the electronics distribution group of Bell Industries, Inc. Excluding this charge, operating income, net income, and earnings per share on a basic and diluted basis were $363.2 million, $140.6 million, $1.48, and $1.46, respectively.

(b) Operating and net income include special charges totaling $59.5 million and $40.4 million after taxes, respectively, associated with the realignment of Arrow's North American Components Operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, operating income, net income, and earnings per share on a basic and diluted basis were $434.2 million, $204.1 million, $2.08, and $2.05, respectively.

(c) Per share amounts in 1996 and 1995 have been restated to reflect the two-for-one stock split effective October 15, 1997.

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

Sales

In 1999, consolidated sales increased to $9.3 billion. This 12 percent sales growth over 1998 was principally due to growth in the worldwide core components operations and acquisitions offset, in part, by fewer sales of low margin microprocessors, a product segment not considered a part of the company's core business, and foreign exchange rate differences. Excluding the impact of the Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG") acquisitions, foreign exchange rate differences, and lower microprocessor sales, consolidated revenue increased by 8 percent over the prior year and sales of core components increased by 10 percent. Sales of commercial computer products increased marginally over 1998's level due principally to softening demand and lower average selling prices, offset by increasing unit shipments, as a result of market conditions.

Consolidated sales of $8.3 billion in 1998 were 7 percent higher than 1997 sales of $7.8 billion. This sales growth was due to increased sales of commercial computer products from $1.3 billion in 1997 to more than $2 billion in 1998. Excluding the impact of acquisitions, 1998 sales of computer products increased by 24 percent when compared to 1997. The worldwide market for electronic components continued to be characterized by product availability well in excess of demand and resultant pressure on average selling prices and gross profit margins resulting in a decline in sales from $6.5 billion in 1997 to $6.3 billion in 1998.

In 1997, consolidated sales increased to $7.8 billion, an increase of 19 percent over 1996 sales of $6.5 billion. This sales growth was due to increased activity levels throughout the world and acquisitions, principally the volume electronic component distribution businesses of Premier Farnell plc offset, in part, by the impact of a stronger U.S. dollar. Sales of commercial computer products increased by 21 percent, excluding the impact of acquisitions.

Operating Income

In 1999, the company's consolidated operating income decreased to $338.7 million from $352.5 million in 1998, principally as a result of the special charge of $24.6 million associated with the acquisition and integration of Richey and EDG. Excluding this integration charge, operating income was $363.2 million. Operating income, excluding the integration charge, increased as a result of higher sales, improving gross profit margins in the core components operations in the latter part of 1999, and improved operating efficiencies resulting from the integration of Richey and EDG into the company's North American Components Operations offset, in part, by lower gross profit margins in the computer products operations, increased non-cash amortization expense associated with goodwill, investments made in systems, including the Internet, and personnel to support anticipated increases in business activities in 2000 and beyond.

The company's consolidated operating income decreased to $352.5 million in 1998, compared with operating income of $374.7 million in 1997, including special charges of $59.5 million. Excluding the special charges, operating income in 1997 was $434.2 million. The reduction in operating income reflected a decline in the sales of the North American Components Operations, a further decline in gross margins due to proportionately higher sales of lower margin commercial computer products, and competitive pricing pressures throughout the world offset, in part, by the impact of increased sales and the benefits of continuing economies of scale. Operating expenses as a percent of sales remained consistent with 1997 at 9.7 percent, the lowest in the company's history.

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

Interest Expense

In 1999, interest expense increased to $106.3 million from $81.1 million in 1998, reflecting both increases in borrowings to fund acquisitions and investments in working capital.

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

Income Taxes

In 1999, the company recorded a provision for taxes at an effective tax rate of 43 percent, excluding the integration charge, compared with 42.2 percent in 1998. The increased rate for 1999 is due to the non-deductibility of goodwill amortization.

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

Net Income

In 1999, the company's net income decreased to $124.2 million from $145.8 million in 1998. Excluding the integration charge, net income was $140.6 million. The decrease in net income, excluding the integration charge, was primarily attributable to an increase in operating income and a decrease in minority interest offset by an increase in interest expense.

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

Liquidity and Capital Resources

The company maintains a significant investment in accounts receivable and inventories. Consolidated current assets, as a percentage of total assets, were approximately 70 percent and 75 percent in 1999 and 1998, respectively.

Working capital increased by $138 million, or 8 percent, in 1999 compared with 1998. This increase was due to increased sales, higher working capital requirements, and acquisitions.

The net amount of cash used for the company's operating activities in 1999 was $33.5 million, principally reflecting increased customer receivables due to accelerated sales growth in the fourth quarter offset, in part, by earnings for the year. The net amount of cash used for investing activities was $543.3 million, including $459.1 million for the acquisitions of Richey, EDG, Industrade AG, interests in the Elko Group and Panamericana Comercial Importadora, S.A., the remaining interests in Spoerle Electronic and Support Net, Inc., and an additional interest in Scientific and Business Minicomputers, Inc., as well as certain Internet-related investments, and $84.2 million for various capital expenditures. The net amount of cash provided by financing activities was $479.1 million, reflecting borrowings under the company's commercial paper program, the issuance of the company's floating rate notes, and credit facilities offset, in part, by the repayment of Richey's 7% convertible subordinated notes and debentures, 8.29% senior debentures, and distributions to partners.

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

Year 2000 Update

The company has experienced no significant failures or disruptions of its internal systems either on or after January 1, 2000. Additionally, to date, there have been no material Year 2000 related failures or disruptions with respect to principal third-party business partners.

The company continues to monitor its systems and the capabilities of its customers and suppliers to ensure that any previously unidentified Year 2000 issues that may arise are addressed promptly. In the unlikely event that any issues should occur, the company anticipates that they will be resolved through implementation of its comprehensive contingency planning efforts.

The company estimates that it has spent approximately $20 million to date addressing Year 2000 issues and does not expect to incur any material Year 2000 related costs in the future.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and commercial computer products markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any forward-looking statements.

Item 7A. Market and Other Risks.
         ----------------------

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 1999 as compared with 1998, 1999 sales and operating income would have been $102 million and $5 million higher, respectively, than the actual results for 1999.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At December 31, 1999, the company had approximately 48 percent of its debt as fixed rate borrowings and 52 percent of its debt subject to variable rates. Interest expense would fluctuate by approximately $7 million if average interest rates had changed by one percentage point in 1999. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


Item 8.  Financial Statements.
         --------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 1999 and 1998, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                             ERNST & YOUNG LLP


New York, New York
February 16, 2000


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


Sam R. Leno
Senior Vice President and
 Chief Financial Officer


                            ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)




                                           Years Ended December 31,
                                    --------------------------------------
                                       1999          1998          1997
                                       ----          ----          ----
Sales                               $9,312,625    $8,344,659    $7,763,945
                                    ----------    ----------    ----------
Costs and expenses:
  Cost of products sold              8,011,419     7,183,413     6,574,415
  Selling, general, and
   administrative expenses             866,861       756,770       712,213
  Depreciation and amortization         71,124        51,972        43,096
  Integration charge                    24,560             -        21,600
  Realignment charge                         -             -        37,900
                                    ----------    ----------    ----------
                                     8,973,964     7,992,155     7,389,224
                                    ----------    ----------    ----------

Operating income                       338,661       352,504       374,721

Equity in earnings (loss)
  of affiliated companies               (1,107)          937           781

Interest expense, net                  106,349        81,126        67,117
                                    ----------    ----------    ----------
Earnings before income taxes
  and minority interest                231,205       272,315       308,385

Provision for income taxes             101,788       115,018       131,617
                                    ----------    ----------    ----------
Earnings before minority interest      129,417       157,297       176,768

Minority interest                        5,264        11,469        13,112
                                    ----------    ----------    ----------

Net income                          $  124,153    $  145,828    $  163,656
                                    ==========    ==========    ==========

Per common share:
  Basic                             $     1.31    $     1.53    $     1.67
                                    ==========    ==========    ==========
  Diluted                                 1.29          1.50          1.64
                                    ==========    ==========    ==========

Average number of common shares
 outstanding:
  Basic                                 95,123        95,397        98,006
                                        ======        ======        ======
  Diluted                               96,045        97,113        99,769
                                        ======        ======        ======



                            See accompanying notes.

                               ARROW ELECTRONICS, INC.
                             CONSOLIDATED BALANCE SHEET
                               (Dollars in thousands)


                                                              December 31,
                                                       ------------------------
                                                           1999          1998
                                                           ----          -----
ASSETS

Current assets:
  Cash and short-term investments                      $   44,885    $  158,924
  Accounts receivable, less allowance for doubtful
    accounts ($32,338 in 1999 and $48,423 in 1998)      1,638,654     1,354,351
  Inventories                                           1,444,929     1,321,261
  Prepaid expenses and other assets                        29,469        26,279
                                                       ----------    ----------
Total current assets                                    3,157,937     2,860,815
                                                       ----------    ----------
Property, plant and equipment at cost
  Land                                                     17,638        15,087
  Buildings and improvements                              114,158        90,851
  Machinery and equipment                                 257,841       183,227
                                                       ----------    ----------
                                                          389,637       289,165
  Less accumulated depreciation and amortization          165,987       134,359
                                                       ----------    ----------
                                                          223,650       154,806
                                                       ----------    ----------
Investments in affiliated companies                        52,233        23,279
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($113,762 in 1999
  and $91,837 in 1998)                                    960,770       721,323
Other assets                                               88,665        79,648
                                                       ----------    ----------
                                                       $4,483,255    $3,839,871
                                                       ==========    ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                     $  805,468    $  785,596
  Accrued expenses                                        263,216       211,438
  Short-term borrowings, including current maturities
    Of long-term debt and capital lease obligations       255,977       168,066
                                                       ----------    ----------
Total current liabilities                               1,324,661     1,165,100
                                                       ----------    ----------
Long-term debt and capital lease obligations            1,533,421     1,047,041
Deferred income taxes                                      39,474        41,120
Other liabilities                                          23,754        29,599
Minority interest                                          11,416        69,692

Shareholders' equity:
  Common stock, par value $1:
    Authorized--120,000,000 shares in 1999 and 1998
    Issued--102,949,640 shares in 1999 and 1998           102,950       102,950
  Capital in excess of par value                          501,379       506,002
  Retained earnings                                     1,238,979     1,114,826
  Foreign currency translation adjustment                 (95,295)      (23,648)
                                                       ----------    ----------
                                                        1,748,013     1,700,130
  Less: Treasury stock (7,004,349 and 7,321,540
          Shares in 1999 and 1998), at cost               187,269       198,281
        Unamortized employee stock awards                  10,215        14,530
                                                       ----------    ----------
Total shareholders' equity                              1,550,529     1,487,319
                                                       ----------    ----------
                                                       $4,483,255    $3,839,871
                                                       ==========    ==========


                             See accompanying notes.

                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                                    Years Ended December 31,
                                              ---------------------------------
                                                 1999        1998        1997
                                                 ----        ----        ----
Cash flows from operating activities:
  Net income                                  $ 124,153   $ 145,828   $ 163,656
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings               5,264      11,469      13,112
      Depreciation and amortization              78,635      55,101      47,057
      Equity in (earnings) loss of
        affiliated companies                      1,107        (937)       (781)
      Deferred income taxes                     (11,318)     19,661      (9,814)
      Integration charge                         24,560           -      21,600
      Realignment charge                              -           -      37,900
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable                  (242,370)    (38,792)   (219,488)
          Inventories                           (15,568)    (33,490)    (94,144)
          Prepaid expenses and other assets        (236)     10,785      (8,048)
          Accounts payable                       (8,735)    (17,049)     36,784
          Accrued expenses                       20,412     (88,808)     (4,917)
          Other                                  (9,395)    (20,164)      2,913
                                              ---------   ---------   ---------
  Net cash provided by (used for) operating
   activities                                   (33,491)     43,604     (14,170)
                                              ---------   ---------   ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment  (84,249)    (59,006)    (29,335)
  Cash consideration paid for acquired
   businesses                                  (428,969)    (67,521)   (364,499)
  Investments in affiliates                     (30,127)     (3,078)    (16,973)
                                              ---------   ---------   ---------
  Net cash used for investing activities       (543,345)   (129,605)   (410,807)
                                              ---------   ---------   ---------
Cash flows from financing activities:
  Change in short-term borrowings               (29,010)     (4,850)     55,018
  Change in credit facilities                   224,683    (223,127)    122,830
  Proceeds from short-term debt                 119,814           -           -
  Proceeds from long-term debt                  298,103     445,665     392,844
  Repayment of long-term debt                   (97,833)    (25,411)       (338)
  Proceeds from exercise of stock options         1,282       7,504      20,209
  Distributions to minority partners            (37,852)    (18,227)    (17,464)
  Purchases of common stock                        (100)    (50,129)   (151,010)
                                              ---------   ---------   ---------
  Net cash provided by financing activities     479,087     131,425     422,089
                                              ---------   ---------   ---------
Effect of exchange rate changes on cash         (16,290)     (3,964)    (20,847)
                                              ---------   ---------   ---------
Net increase (decrease) in cash and
  short-term investments                       (114,039)     41,460     (23,735)
Cash and short-term investments at
  beginning of year                             158,924     112,665     136,400

Cash and short-term investments of acquired
 affiliate                                            -       4,799           -
                                              ---------   ---------   ---------
Cash and short-term investments at end of
 year                                         $  44,885   $ 158,924   $ 112,665
                                              =========   =========   =========
Supplemental disclosures of cash flow information:
  Cash paid during the year for:
    Income taxes                              $  47,145   $  88,718   $ 121,251
    Interest                                    105,239      81,500      52,265


                                See accompanying notes.


                                 ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                  (In thousands)

                     Common                          Foreign                Unamortized
                     Stock    Capital in             Currency               Employee
                     at Par   Excess of    Retained  Translation  Treasury  Stock Awards
                     Value    Par Value    Earnings  Adjustment   Stock     and Other     Total
                    --------  ----------   --------  -----------  --------  ------------  -----
Balance at December
 31, 1996           $102,392   $498,717    $805,342    $ 8,753    $(49,065)  $ (7,657)  $1,358,482
Net income                 -          -     163,656          -           -          -      163,656
Translation
 adjustments               -          -           -    (44,634)          -          -      (44,634)
                                                                                        ----------
  Comprehensive
   income                                                                                  119,022
                                                                                        ----------
Exercise of
 stock options           198     (8,626)          -          -      28,637          -       20,209
Tax benefits
 related to exercise
 of stock options          -      7,074           -          -           -          -        7,074
Restricted stock
 awards, net             360      9,491           -          -       7,231    (17,082)           -
Amortization of
 Employee stock
 awards                    -          -           -          -           -      6,981        6,981
Purchases of
 common stock              -          -           -          -    (151,010)         -     (151,010)
                    --------   --------  ----------   --------   ---------   --------   ----------
Balance at December
 31, 1997            102,950    506,656     968,998    (35,881)   (164,207)   (17,758)   1,360,758
Net income                 -          -     145,828          -           -          -      145,828
Translation
 adjustments               -          -           -     12,233           -          -       12,233
                                                                                        ----------
  Comprehensive
   income                                                                                  158,061
                                                                                        ----------
Exercise of
 stock options             -     (2,777)          -          -      10,281          -        7,504
Tax benefits
 related to exercise
 of stock options          -      1,619           -          -           -          -        1,619
Restricted stock
 awards, net               -        503           -          -       5,766     (6,269)           -
Amortization of
 employee stock
 awards                    -          -           -          -           -      9,497        9,497
Purchases of
 common stock              -          -           -          -     (50,129)         -      (50,129)
Other                      -          1           -          -           8          -            9
                    --------   --------  ----------   --------   ---------   --------   ----------
Balance at December
 31, 1998            102,950    506,002   1,114,826    (23,648)   (198,281)   (14,530)   1,487,319
Net income                 -          -     124,153          -           -          -      124,153
Translation
 adjustments               -          -           -    (71,647)          -          -      (71,647)
                                                                                        ----------
  Comprehensive
   income                                                                                   52,506
                                                                                        ----------
Exercise of
 stock options             -     (1,259)          -          -       2,541          -        1,282
Tax benefits
 related to exercise
 of stock options          -        189           -          -           -          -          189
Restricted stock
 awards, net               -     (3,921)          -          -       8,571     (4,650)           -
Amortization of
 Employee stock
 awards                    -          -           -          -           -      8,965        8,965
Other                      -        368           -          -        (100)         -          268
                    --------   --------  ----------   --------   ---------   --------   ----------
Balance at December
 31, 1999           $102,950   $501,379  $1,238,979   $(95,295)  $(187,269)  $(10,215)  $1,550,529
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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax reporting purposes. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement.

Cost in Excess of Net Assets of Companies Acquired
--------------------------------------------------

The cost in excess of net assets of companies acquired is being amortized on a straight-line basis, over a period of 20 to 40 years. Management reassesses the carrying value and remaining life of the excess cost over fair value of net assets of companies acquired on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of December 31, 1999, management believes there is no impairment with respect to these assets.

Foreign Currency
----------------

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the monthly weighted average exchange rates.


                             ARROW ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Income Taxes
------------

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Stock Split
-----------

The company's board of directors authorized a two-for-one stock split effected in the form of a 100 percent stock dividend distributed on October 15, 1997 to shareholders of record on October 3, 1997. Shareholders' equity has been restated to give retroactive recognition to the stock split in 1997 by reclassifying from capital in excess of par value to common stock the par value of the additional shares arising from the split.

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

Segment and Geographic Information
----------------------------------

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments, the distribution of electronic components to original equipment manufacturers and the distribution of computer products to value-added resellers (VARs).

Revenue Recognition
-------------------

The company recognizes revenue when customers' orders are complete and shipped.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In March 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" which principally defined those internal costs that should be capitalized. The Statement was adopted by the company in 1998. The company capitalized $24,259,000 and $3,300,000 in 1999 and 1998, respectively.

                            ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As its effective date was deferred, the company expects to adopt the new Statement in 2001. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Gains and losses resulting from changes in the value of the derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Due to the company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the company's consolidated results of operations, financial position, or cash flows.

2.  Acquisitions

During 1999, the company acquired Richey Electronics, Inc. ("Richey"), a leading specialty distributor of interconnect, electromechanical, and passive electronic components and provider of related value-added services to customers throughout North America, and the electronics distribution group of Bell Industries, Inc. ("EDG"), one of the ten largest distributors of electronic components in North America. In addition, during 1999 the company acquired a two-thirds interest in Panamericana Comercial Importadora, S.A., the largest distributor of electronic components in Brazil, and a 70 percent interest in the Elko Group, the largest distributor of electronic components in Argentina. The company also increased its holdings in Spoerle Electronic Handelsgesellschaft mbH ("Spoerle") and Support Net, Inc. to 100 percent and acquired an additional 4 percent interest in Scientific and Business Minicomputers, Inc. ("SBM"). Also during 1999 Spoerle acquired Industrade AG, one of Switzerland's leading distributors of electronic components and related products. The aggregate cost of these acquisitions was $428,969,000.

A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions, excluding amounts paid for increases in majority holdings, to the fair market value of assets acquired and liabilities assumed is as follows (in thousands):

Current assets:
  Accounts receivable                    $ 92,861
  Inventory                               144,061
  Other                                     7,056                $243,978
                                         --------

Property, plant and equipment                                      26,585
Cost in excess of net assets
  of companies acquired                                           173,982
Other assets                                                        6,680
                                                                 --------
                                                                 $451,225
                                                                 --------
Current liabilities:
  Accounts payable                       $ 53,204
  Accrued expenses                         22,762
  Other                                    14,831                $ 90,797
                                         --------

Long-term debt                                                     73,207
Other                                                               2,181
                                                                 --------
                                                                 $166,185
                                                                 --------
Net consideration paid                                           $285,040
                                                                 ========

In 1999, the company recorded a special charge of $24,560,000 ($16,480,000 after taxes) in the second quarter and an additional $37,991,000 ($25,833,000 after taxes), as cost in excess of net assets of companies acquired, to integrate Richey and EDG into the company. Of the total amount recorded, $30,140,000 was associated with the closing of various office facilities and distribution and value-added centers with the remaining amounts associated with severance, the

                            ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


termination of certain supplier relationships, and professional fees. Of the total amount recorded, $27,610,000 has been spent. Approximately $24,495,000 of the remaining amount relates to vacated facilities, leased with various expiration dates through 2010, and an estimated $7,200,000 represents non-cash items. It is not anticipated that these items will have a significant impact upon cash flow in any one particular year.

During 1998, the company acquired Unitronics Componentes S.A. and a majority interest in SBM. The company also increased its holdings in Spoerle to 90 percent and the Veltek/Zatek companies in Australia and Strong Electronics Co., Ltd. in Taiwan to 100 percent. The aggregate cost of these acquisitions was $62,918,000.

The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consolidated results of the company in 1999 include these companies from their respective dates of acquisition. The aggregate consideration paid for all acquisitions exceeded the net assets acquired by $303,326,000 and $46,591,000 in 1999 and 1998, respectively.

In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 1998, the company made additional payments of $2,942,000, which have been capitalized as cost in excess of net assets of companies acquired.

3.  Investments in Affiliated Companies

At December 31, 1999, the company had a 24.7 percent interest in ChipCenter LLC, a comprehensive on-line service for electronic component information and sourcing. During 1999, the company also acquired a 49 percent interest in VCE Virtual Chip Exchange, Inc. ("VCE"), an Internet marketplace for electronic components. VCE matches buyers with sellers and provides its members with supporting services such as real-time market availability and pricing information by device type or technology.

During 1998, the company acquired a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, Japan's largest independent components distributor. This joint venture was formed to serve Japanese customers in the Asia/Pacific region and North America. The company also has a 50 percent interest in Altech Industries (Pty) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor.

These investments are accounted for using the equity method.

In addition, the company has a 13.38 percent interest in QuestLink Technology, Inc., a technical design resource for engineers.

4.  Debt

The company has short-term floating rate notes in the amount of $120,000,000 that are not redeemable prior to their maturity on November 24, 2000. The notes bear interest at LIBOR plus .75% with interest payable on a quarterly basis.

Other short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates of these borrowings at December 31, 1999 and 1998 were 5% and 7%, respectively.



                             ARROW ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Long-term debt consisted of the following at December 31 (in thousands):

                                                    1999            1998
                                                    ----            ----

Global multi-currency credit facility           $  381,726      $  173,633
Commercial paper                                   298,123               -
7% senior notes, due 2007                          198,227         197,976
7 1/2% senior debentures, due 2027                 196,211         196,071
8.29% senior notes                                  25,000          50,000
6 7/8% senior debentures, due 2018                 196,148         195,939
6.45% senior notes, due 2003                       249,885         249,855
Other obligations with various
  interest rates and due dates                      13,101           8,567
                                                 1,558,421       1,072,041
                                                ----------      ----------
Less installments due within one year               25,000          25,000
                                                ----------      ----------
                                                $1,533,421      $1,047,041
                                                ==========      ==========

The company's revolving credit agreement (the "global multi-currency credit facility"), as amended, provides up to $650,000,000 of available credit and has a maturity date of September 2001. The interest rate for loans under this facility is at the applicable eurocurrency rate (5.8225 percent for U.S. dollar denominated loans at December 31, 1999) plus a margin of .225 percent. The company pays the banks a facility fee of .125 percent per annum.

In March 1999, the company entered into a 364-day $350,000,000 credit facility (the "364-day facility") which expires in March 2000. The company expects to renew the 364-day facility for another 364-day period. There are no outstanding borrowings under this facility.

In November 1999, the company established a commercial paper program, providing for the issuance of up to $1,000,000,000 in aggregate maturity value of commercial paper. Interest rates on outstanding commercial paper borrowings as of December 31, 1999, ranged from 5.25% to 7.75% with an effective average rate of 6.7224%. The amounts outstanding under the commercial paper program have been classified as long-term debt, as such amounts are supported by the company's credit facilities and will continue to be refinanced.

The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 8.29% senior notes are payable in 2000. The 6 7/8% senior debentures and the 6.45% senior notes may be prepaid at the option of the company on at least 30 days prior notice subject to a "make whole" clause.

The global multi-currency credit facility, the 364-day facility, the senior notes, and the senior debentures limit, among other things, the payment of cash dividends and the incurrence of additional borrowings, and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

Annual payments of borrowings during each of the years 2000 through 2004 are $255,977,000, $681,598,000, $659,000, $250,579,000, and $598,000, respectively, and $599,987,000 for all years thereafter.

At December 31, 1999, the estimated fair market value of the 7% senior notes was 93 percent of par, the 7 1/2% senior debentures was 89 percent of par, the 8.29% senior notes was 109 percent of par, the 6 7/8% senior debentures was 85 percent of par, and the 6.45% senior notes was 94 percent of par. The balance of the company's borrowings approximate their fair value.

                                ARROW ELECTRONICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  Income Taxes

The provision for income taxes consists of the following (in thousands):

                                         1999          1998           1997
                                         ----          ----           ----
Current
-------
  Federal                             $ 42,189      $ 46,449       $ 81,278
  State                                  9,968        11,373         19,679
  Foreign                               40,014        35,796         31,096
                                      --------      --------       --------
                                        92,171        93,618        132,053
                                      --------      --------       --------
Deferred
--------
  Federal                                8,922        15,667         (9,321)
  State                                  2,144         3,815         (2,130)
  Foreign                               (1,449)        1,918         11,015
                                      --------      --------       --------
                                         9,617        21,400           (436)
                                      --------      --------       --------
                                      $101,788      $115,018       $131,617
                                      ========      ========       ========

The principal causes of the difference between the U.S. statutory and effective income tax rates are as follows (in thousands):

                                       1999            1998            1997
                                       ----            ----            ----

Provision at statutory rate          $ 80,921        $ 95,311        $107,935
State taxes, net of federal
  benefit                               7,873           9,872          11,407
Foreign tax rate differential           2,860             858           2,499
Non-deductible goodwill                 6,904           4,704           4,167
Other                                   3,230           4,273           5,609
                                     --------        --------        --------
                                     $101,788        $115,018        $131,617
                                     ========        ========        ========

For financial reporting purposes, income before income taxes attributable to the United States was $131,007,000 in 1999, $183,048,000 in 1998, and $216,993,000
in 1997, and income before income taxes attributable to foreign operations was $100,198,000 in 1999, $89,267,000 in 1998, and $91,392,000 in 1997.

The significant components of the company's deferred tax assets, which are included in other assets, are as follows (in thousands):

                                        1999            1998
                                        ----            ----

Inventory reserves                    $13,642         $11,148
Allowance for doubtful accounts         4,376           9,208
Accrued expenses                        2,187             919
Realignment reserves                      897           1,869
Integration reserves                   27,101          19,116
Other                                  (1,635)         (3,912)
                                      -------         -------
                                      $46,568         $38,348
                                      =======         =======

Deferred tax liabilities were $39,474,000 and $41,120,000 at December 31, 1999 and 1998, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the company's German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20 percent ownership position has been acquired. In the event that the company merges with, or transfers 50 percent or more of its consolidated assets or earning power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

7.  Realignment Charge

During 1997, the company announced the realignment of its North American Components Operations into seven operating groups based upon customer needs.
The company recorded a special charge of $37,900,000 before taxes ($.24 per share on a diluted basis) for costs associated with the realignment, including real estate termination costs, severance and other expenses related to personnel as well as costs of communicating the realignment to customers, suppliers, and employees. During 1999, the company spent $2,442,000 principally for vacated facilities. At December 31, 1999, $3,119,000 of the total amount recorded remains unspent principally to cover the cost of vacated facilities. The costs of these vacated facilities, leased through 2007, should not have a significant impact upon cash flow in any particular year.

8.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31 (in thousands):

                                           1999          1998          1997
                                           ----          ----          ----

Net income for EPS                       $124,153(a)   $145,828      $163,656(b)
                                         ========      ========      ========

Weighted average common shares
  outstanding for basic EPS                95,123        95,397        98,006
Net effect of dilutive stock
  options and restricted stock awards         922         1,716         1,763
                                         --------      --------      --------
Weighted average common shares
  outstanding for diluted EPS              96,045        97,113        99,769
                                         ========      ========      ========
Basic EPS                                $   1.31(a)   $   1.53      $   1.67(b)
                                         ========      ========      ========
Diluted EPS                                  1.29(a)       1.50          1.64(b)
                                         ========      ========      ========

(a) Net income includes a special charge totaling $24,560,000 ($16,480,000 after taxes) related to the company's acquisition and integration of Richey and EDG. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $140,633,000, $1.48, and $1.46, respectively.

(b) Net income includes special charges totaling $59,500,000 ($40,435,000 after taxes) associated with the realignment of the North American Components Operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, net income and net income per share on a basic and diluted basis were $204,091,000, $2.08, and $2.05, respectively.


                             ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.  Employee Stock Plans

Restricted Stock Plan
---------------------

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 3,960,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of vesting restrictions generally over a four-year period. The company awarded 205,000 shares of common stock to 125 key employees in early 2000, 325,750 shares of common stock to 114 key employees during 1999, 215,400 shares of common stock to 140 key employees during 1998, and 292,304 shares of common stock to 209 key employees during 1997.

Forfeitures of shares awarded under the Plan were 10,335, 7,359, and 31,250 during 1999, 1998, and 1997, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plans
------------------

Under the terms of various Arrow Electronics, Inc. Stock Option Plans (the "Option Plans"), both nonqualified and incentive stock options for an aggregate of 21,500,000 shares of common stock were authorized for grant to directors and key employees at prices determined by the board of directors at its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options granted under the plans after May 1997 are exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

Included in the 1999 granted shares are the converted shares relating to the January 1999 acquisition of Richey. The options converted on January 7, 1999 totaled 233,381 with a weighted average exercise price of $21.17 per share.

In October 1997, all employees of the North American operations below the level of vice president were granted a special award of stock options totaling 1,255,320 at the then market price of the company's stock as an incentive related to the realignment of the North American Components Operations. In December 1998, the board of directors approved the repricing of the remaining unforfeited options, totaling 1,050,760, reducing the exercise price from $27.50 to $22.5625.


                           ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The following information relates to the Option Plans for the years ended December 31:

                                 Average              Average            Average
                                 Exercise             Exercise          Exercise
                         1999     Price      1998      Price      1997    Price
                      --------- --------- ---------- ---------- -------- -------

Options outstanding at
  beginning of year   7,562,149  $23.41   8,231,809    $24.00  7,107,042  $20.25
Granted               2,914,601   18.20     131,120 (a) 25.87  2,648,340   29.51
Exercised               (93,956)  13.60    (375,501)    19.96 (1,316,962)  15.34
Forfeited              (536,114)  24.51    (425,279)(a) 26.53   (206,611)  22.16
                      ---------           ---------           ----------
Options outstanding
  at end of year      9,846,680  $21.90   7,562,149    $23.41  8,231,809  $24.00
                      =========           =========           ==========
Prices per share of
  options outstanding        $1.81-34.00            $1.81-34.00      $1.81-32.25

Options available for future grant:

  Beginning of year   7,255,214           6,962,805              432,700
  End of year         5,533,128           7,255,214            6,962,805

(a) Excludes 1,050,760 options granted in October 1997 to all employees of the North American operations below the level of vice president and repriced on December 14, 1998 from $27.50 to $22.5625.

The following table summarizes information about stock options outstanding at December 31, 1999:

                      Options Outstanding                 Options Exercisable
           -----------------------------------------    ----------------------
                            Weighted        Weighted                  Weighted
Maximum                     Average         Average                   Average
Exercise     Number        Remaining        Exercise      Number      Exercise
 Price     Outstanding   Contractual Life    Price      Exercisable    Price
--------   -----------   ----------------  ---------    -----------   --------

$20.00     2,587,921       79 months        $15.79      1,261,791     $15.99
 25.00     4,416,426       89 months         21.27      2,519,969      21.51
 30.00     1,731,851       83 months         26.20      1,583,512      26.12
 35.00     1,110,482       95 months         31.94        553,303      31.93
           ---------                        ------      ---------     ------
  All      9,846,680       86 months        $21.90      5,918,575     $22.54
           =========                        ======      =========     ======

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plans.

Had stock-based compensation costs been determined as prescribed by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $4.1 million ($.03 per share on a diluted basis) in 1999, $6.7 million ($.04 per share on a diluted basis) in 1998 and $7.6 million ($.06 per share on a diluted basis) in 1997.

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant during 1999, 1998, and 1997 was $7.07, $8.35, and $9.41, per option, respectively. The weighted average fair value was estimated using the following assumptions:

                                             1999          1998          1997
                                             ----          ----          ----

Expected life (months)                         48            48            47
Risk-free interest rate (percent)             5.8           5.4           5.8
Expected volatility (percent)                  40            31            29

There is no expected dividend yield.





                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Ownership Plan
--------------------

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 1999, 1998, and 1997 amounted to $6,810,000, $5,531,000, and $5,147,000, respectively.

10.  Retirement Plans

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $5,801,000, $4,387,000, and $4,988,000 in 1999,
1998, and 1997, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $1,773,000, $1,813,000, and $1,363,000, in 1999, 1998, and 1997, respectively.

The company maintains an unfunded supplemental retirement plan for certain executives. The company's board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement. Expense relating to the plan was $2,150,000, $2,367,000, and $1,770,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

11.  Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income of $3,362,000, $2,469,000, and $2,529,000 in 1999, 1998, and 1997, respectively, amounted to $40,382,000 in 1999, $29,231,000 in 1998, and $29,190,000 in 1997.
Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the North American realignment and the integration of the acquired businesses, are $38,852,000 in 2000, $31,124,000 in 2001,
$25,470,000 in 2002, $17,409,000 in 2003, $13,226,000 in 2004, and $46,450,000
thereafter.

12.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally French franc, German deutsche mark, Italian lira, and British pound sterling. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales, and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a contract is the risk of nonperformance by the counterparties which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 1999 and December 31, 1998, was $59,348,000 and $79,595,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 1999 and 1998.

                            ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). Operating income for the electronic components and computer products segments excludes the effects of special charges relating to the integration of acquired businesses and the realignment of the North American Components Operations. Revenue, operating income, and assets by segment are as follows (in thousands):


                          Electronic    Computer
                          Components    Products     Corporate      Total
                          ----------    --------     ---------      -----
1999
----

Revenue from external
  customers               $7,276,858   $2,035,767    $      -      $9,312,625
Operating income (loss)      390,237       34,468     (86,044)(a)     338,661(a)

Total assets               3,551,043      757,995     174,217       4,483,255

1998
----

Revenue from external
  customers               $6,343,890   $2,000,769    $      -      $8,344,659

Operating income (loss)      344,349       55,889     (47,734)        352,504

Total assets               3,014,100      640,786     184,985       3,839,871

1997
----

Revenue from external
  customers               $6,465,521   $1,298,424    $      -      $7,763,945

Operating income (loss)      440,917       31,672     (97,868)(b)     374,721(b)

Total assets               2,777,625      545,872     214,376       3,537,873


(a) Includes a special charge totaling $24,560,000 associated with the acquisition and integration of Richey and EDG.

(b) Includes special charges totaling $59,500,000 associated with the realignment of the North American Components Operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc.

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, borrowings, and goodwill amortization are not directly attributable to the individual operating segments. In its evaluation of its operating groups performance, the company excludes the impact of unusual items such as realignment and integration charges.


                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenues, by geographic area, are as follows (in thousands):

                                            1999          1998          1997
                                            ----          ----          ----

Americas                                $6,160,726    $5,351,061    $4,964,660
Europe                                   2,393,705     2,396,452     2,279,951
Asia/Pacific                               758,194       597,146       519,334
                                        ----------    ----------    ----------
                                        $9,312,625    $8,344,659    $7,763,945
                                        ==========    ==========    ==========

Total assets, by geographic area, are as follows (in thousands):

                                            1999          1998          1997
                                            ----          ----          ----

Americas                                $2,642,601    $2,066,785    $1,952,348
Europe                                   1,460,439     1,473,857     1,386,976
Asia/Pacific                               380,215       299,229       198,549
                                        ----------    ----------    ----------
                                        $4,483,255    $3,839,871    $3,537,873
                                        ==========    ==========    ==========

14.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):

                             First         Second         Third        Fourth
                            Quarter        Quarter       Quarter       Quarter
                            -------        -------       -------       -------
1999
----

Sales                     $2,201,632     $2,250,028    $2,375,797    $2,485,168
Gross profit                 308,282        314,139       323,227       355,558
Net income                    28,341         15,022(a)     36,753        44,037
Per share:
  Basic                          .30            .16(a)        .39           .46
  Diluted                        .30            .16(a)        .38           .46

1998
----

Sales                     $2,025,760     $2,023,966    $2,134,769    $2,160,164
Gross profit                 294,879        291,331       285,282       289,754
Net income                    41,945         35,990        35,563        32,330
Per share:
  Basic                          .44            .37           .37           .34
  Diluted                        .43            .37           .37           .34


(a) Net income includes a special charge totaling $24,560,000 ($16,480,000 after taxes) associated with the acquisition and integration of Richey and EDG. Excluding this charge, net income was $31,502,000 or $.33 per share on a basic and diluted basis.


Item 9.  Changes in and disagreements with Accountants on Accounting and
         ---------------------------------------------------------------
          Financial Disclosure.
          --------------------
None.


                               Part III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2000 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2000 hereby is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2000 hereby is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2000 hereby is incorporated herein by reference.

                               Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a) The following documents are filed as part of this report:

                                                                      Page
                                                                      ----
     1. Financial Statements.
           Report of Ernst & Young LLP, Independent Auditors           14

           Consolidated Statement of Income for the years
             ended December 31, 1999, 1998, and 1997                   16

           Consolidated Balance Sheet at December 31, 1999
             and 1998                                                  17

           Consolidated Statement of Cash Flows for the
             years ended December 31, 1999, 1998, and 1997             18

           Consolidated Statement of Shareholders' Equity
             for the years ended December 31, 1999, 1998,
             and 1997                                                  19

           Notes to Consolidated Financial Statements for
             the years ended December 31, 1999, 1998, and 1997         21

     2. Financial Statement Schedule.

           Schedule II - Valuation and Qualifying Accounts             42

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

     3. Exhibits.

        See index of Exhibits included on pages 35 - 40.

(b) Reports on Form 8-K.

    None.



(a)3. Exhibits.
      --------

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

                  (e)(i) Agreement and Plan of Merger, dated as of September 30, 1998, by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc. (incorporated by reference to Exhibit 2(e) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                    (ii) Amendment to Agreement and Plan of Merger, dated as of October 21, 1998 by and among Arrow Electronics, Inc., Lear Acquisition Corp. and Richey Electronics, Inc. in 2(e)(i) above (incorporated by reference to Exhibit 2(e)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                  (f) Agreement of Purchase and Sale, dated as of October 1, 1998, by and between Bell Industries, Inc. and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(f) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

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

                   (vi) Fifth Amendment, dated February 25, 1998, to the Rights Agreement in (4)(a)(i)above (incorporated by reference to Exhibit 7 to the company's current report on Form 8 A/A dated March 2, 1998, Commission File No. 1-4482).

                 (b)(i) Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4(b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

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

                  (iii) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incoporated by reference to Exhibit 4(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                   (iv) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $250,000,000 6.45% Senior Notes due 2003, dated October 21, 1998 (incorporated by reference to Exhibit 4(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

             (10)(a)(i) Arrow Electronics Savings Plan, as amended and restated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(iii) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                   (ii) Amendment No. 1, dated March 29, 1996, to the Arrow Electronics Savings Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(a)(iv) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                  (iii) Second Amendment No. 1 to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(a)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                   (iv) Amendment No. 3 to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(a)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                    (v) Amendment No. 4 dated May 26, 1998 to the Arrow Electronics Savings Plan in (10)(a)(i) above (incorporated by reference to Exhibit 10(a)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                 (b)(i) Arrow Electronics Stock Ownership Plan, as amended and restated through December 28, 1994 (incorporated by reference to Exhibit 10(a)(i) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                   (ii) Amendment No. 1, dated March 29, 1996, to the Arrow Electronics Stock Ownership Plan in (10)(b)(i) above (incorporated by reference to Exhibit 10(a)(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1996, Commission File No. 1-4482).

                  (iii) Second Amendment No. 1 to the Arrow Electronics Stock Ownership Plan in 10(b)(i) above (incorporated by reference to Exhibit 10(a)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                   (iv) Amendment No. 3 to the Arrow Electronics Stock Ownership Plan in 10(b)(i) above (incorporated by reference to Exhibit 10(a)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                    (v) Amendment No. 4 dated May 26, 1998, to the Arrow Electronics Stock Ownership Plan in 10(b)(i) above (incorporated by reference to
Exhibit 10(a)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                 (c)(i) Employment Agreement, dated as of February 22, 1995, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                   (ii) Employment Agreement, dated as of January 1, 1998 between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (iii) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(c)(i)-(ii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                   (iv) Employment Agreement, dated as of January 1, 2000, between the company and Arthur H. Baer.

                     (v) Employment Agreement, dated as of March 1, 1999, between the company and Sam R. Leno (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                    (vi) Employment Agreement, dated as of January 1, 1998, between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                   (vii) Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (viii) Employment Agreement, dated as of September 1, 1997, between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                    (ix) Employment Agreement, dated as of April 15, 1996, between the company and Gerald Luterman (incorporated by reference to Exhibit 10(b)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                     (x) Employment Agreement, dated as of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                    (xi) Employment Agreement, dated as of September 1, 1994 between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                   (xii) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(c)(v)-(xi) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                  (xiii) Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                   (xiv) Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                    (xv) Amendment, dated May 1998, to the Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(b)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                   (xvi) Grantor Trust Agreement, dated June 25, 1998, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(b)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                  (xvii) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                  (d)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29 percent Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(d)(ii) to the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                   (iii) Second Amendment, dated as of April 24, 1995, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to
Exhibit 10(c)(iii) to the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                    (iv) Third Amendment, dated as of December 23, 1996, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                     (v) Fourth Amendment, dated as of October 28, 1998, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                    (vi) Fifth Amendment, dated as of March 25, 1999, to the Senior Note Purchase Agreement in 10(d)(i) above.

                  (e)(i) Amended and Restated Credit Agreement, dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents (incorporated by reference to Exhibit 10(d) to the company's Annual Report on form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of September 30, 1996, to the Arrow Electronics, Inc. Second Amended and Restated Credit Agreement, dated August 16, 1995 in (10)(e)(i) above (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

                  (f) 364-Day Credit Agreement, dated as of March 30, 1999, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties hereto, Chase Securities Inc., as arranger, and The Chase Manhattan Bank, as administrative agent.

                  (g) Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Bank of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents.

                  (h) $120,000,000 Arrow Electronics, Inc. Floating Rate Notes due November 24, 2000, dated as of November 19, 1999, among Arrow Electronics, Inc. and Chase Securities Inc. and Bank of America Securities LLC as underwriters (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3, Registration No. 333-91387).

                  (i)(i) Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective as of May 15, 1997 (incorporated by reference to Exhibit 99(a) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

                    (ii) Form of Stock Option Agreement under 10(i)(i) above (incorporated by reference to Exhibit 10(e)(ii) to the company's Annual Report on form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                   (iii) Form of Nonqualified Stock Option Agreement under 10(i)(i) above (incorporated by reference to Exhibit 10(k)(iv) to the company's Registration Statement on Form S-4, Registration No. 33-17942).

                  (j)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective May 15, 1997 (incorporated by reference to Exhibit 99(b) to the company's Registration Statement on Form S-8,
Registration No. 333-45631).

                    (ii) Form of Restricted Stock Award Agreement under 10(j)(i) above (incorporated by reference to Exhibit 10(f)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (k)(i) Non-Employee Directors Stock Option Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(c) to the company's Registration Statement on Form S-8, Registration No.333-45631).

                    (ii) Form of Nonqualified Stock Option Agreement under 10(k)(i) above (incorporated by reference to Exhibit 10(g)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (l) Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

                  (m) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

              (21)       Subsidiary Listing.

              (23)       Consent of Ernst & Young LLP.

              (27)       Financial Data Schedule.

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


                           ARROW ELECTRONICS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                For the three years ended December 31, 1999



                                     Additions
                              -----------------------

                  Balance at                                          Balance
                  beginning     Charged    Charged to                 at end
                   of year     to income    other (1)   Write-offs    of year
                 -----------  -----------  ----------  -----------  -----------
Allowance for
doubtful accounts

1999             $48,423,000  $26,151,000  $1,567,000  $43,803,000  $32,338,000
                 ===========  ===========  ==========  ===========  ===========

1998             $46,055,000  $31,643,000  $  542,000  $29,817,000  $48,423,000
                 ===========  ===========  ==========  ===========  ===========

1997             $39,753,000  $20,360,000  $1,896,000  $15,954,000  $46,055,000
                 ===========  ===========  ==========  ===========  ===========


(1) Represents the allowance for doubtful accounts of the businesses acquired by the company during each year.


                                 SIGNATURES
                                 ----------

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARROW ELECTRONICS, INC.


                                                    By: /s/ Robert E. Klatell
                                                        ---------------------
                                                    Robert E. Klatell.
                                                    Executive Vice President
                                                    March 30, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Stephen P. Kaufman                              March 30,2000
    ----------------------
    Stephen P. Kaufman, Chairman, Principal
     Executive Officer, and Director

By: /s/ Francis M. Scricco                              March 30, 2000
    ----------------------
    Francis M. Scricco, President and Chief
     Operating Officer, and Director

By: /s/ Robert E. Klatell                               March 30, 2000
    ---------------------
    Robert E. Klatell, Executive Vice President,
     Secretary, and Director

By: /s/ Sam R. Leno                                     March 30, 2000
    ---------------
    Sam R. Leno, Senior Vice President and Chief
     Financial Officer

By: /s/ Paul J. Reilly                                  March 30, 2000
    ------------------
    Paul J. Reilly, Vice President-Finance
     and Principal Accounting Officer

By: /s/ Daniel W. Duval                                 March 30, 2000
    -------------------
    Daniel W. Duval, Director

By: /s/ Carlo Giersch                                   March 30, 2000
    -----------------
    Carlo Giersch, Director

By: /s/ John N. Hanson                                  March 30, 2000
    ------------------
    John N. Hanson, Director

By: /s/ Roger King                                      March 30, 2000
    --------------
    Roger King, Director

By: /s/ Karen Gordon Mills                              March 30, 2000
    ----------------------
    Karen Gordon Mills, Director

By: /s/ Barry W. Perry                                  March 30, 2000
    ------------------
    Barry W. Perry, Director

By: /s/ Richard S. Rosenbloom                           March 30, 2000
    -------------------------
    Richard S. Rosenbloom, Director

By: /s/ Robert S. Throop                                March 30, 2000
    --------------------
    Robert S. Throop, Director

By: /s/ John C. Waddell                                 March 30, 2000
    -------------------
    John C. Waddell, Director