Form 10-Q
period 2000-03-31
ARROW ELECTRONICS INC
filed 2000-05-11
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000
                                         --------------
                                 OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                         -----------    -----------

          Commission file number 1-4482

                         ARROW ELECTRONICS, INC.
           -----------------------------------------------------
          (Exact name of Registrant as specified in its charter)


           New York                                         11-1806155
--------------------------------                    -------------------------
(State or other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                      Identification Number)

25 Hub Drive, Melville, New York                              11747
--------------------------------                    -------------------------
(Address of principal executive                             (Zip Code)
 offices)


Registrant's telephone number,
including area code                                      (516) 391-1300
                                                    -------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                  No
                   ---                                       ---
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 96,852,749 shares outstanding at April 28, 2000.

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                            ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)


                                                       Three Months Ended
                                                             March 31,
                                                    -------------------------
                                                       2000           1999
                                                       ----           ----
                                                           (Unaudited)

Sales                                               $2,769,424     $2,201,632
                                                    ----------     ----------
Costs and expenses:
  Cost of products sold                              2,346,425      1,893,350
  Selling, general and
    administrative expenses                            261,225        215,749
  Depreciation and amortization                         19,594         17,720
                                                    ----------     ----------
                                                     2,627,244      2,126,819
                                                    ----------     ----------

Operating income                                       142,180         74,813

Equity in earnings (loss)
  of affiliated companies                               (1,298)            72

Interest expense                                        30,579         24,602
                                                    ----------     ----------
Earnings before income
  taxes and minority interest                          110,303         50,283

Provision for income taxes                              46,327         21,370
                                                    ----------     ----------

Earnings before minority interest                       63,976         28,913

Minority interest                                          917            572
                                                    ----------     ----------

Net income                                          $   63,059     $   28,341
                                                    ==========     ==========
Net income per share:
   Basic                                                  $.66           $.30
                                                          ====           ====
   Diluted                                                $.65           $.30
                                                          ====           ====
Average number of shares
  outstanding:
   Basic                                                95,387         95,019
                                                        ======         ======
   Diluted                                              96,922         95,862
                                                        ======         ======


                            See accompanying notes.

                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


                                                    March 31,    December 31,
                                                      2000           1999
                                                   ----------    -----------
                                                   (Unaudited)

ASSETS

Current assets:
  Cash and short-term investments                  $   66,595     $   44,885
  Accounts receivable, less allowance
    for doubtful accounts ($36,661 in 2000
    and $32,338 in 1999)                            1,785,361      1,638,654
  Inventories                                       1,561,861      1,444,929
  Prepaid expenses and other assets                    29,388         29,469
                                                   ----------     ----------
    Total current assets                            3,443,205      3,157,937

Property, plant and equipment at cost:
  Land                                                 18,296         17,638
  Buildings and improvements                          116,749        114,158
  Machinery and equipment                             269,336        257,841
                                                   ----------     ----------
                                                      404,381        389,637
Less accumulated depreciation and
      amortization                                   (171,036)      (165,987)
                                                   ----------     ----------
                                                      233,345        223,650

Investments in affiliated companies                    47,422         52,233

Cost in excess of net assets of
  companies acquired, net of amortization
  ($121,000 in 2000 and $113,762 in 1999)             937,588        960,770

Other assets                                           93,359         88,665
                                                   ----------     ----------
                                                   $4,754,919     $4,483,255
                                                   ==========     ==========


                             See accompanying notes.

                            ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                                     March 31,   December 31,
                                                       2000          1999
                                                    ----------   -----------
                                                    (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                  $  939,493    $  805,468
  Accrued expenses                                     309,880       263,216
  Short-term borrowings, including current
    maturities of long-term debt and capital
    lease obligations                                  262,669       255,977
                                                    ----------    ----------
    Total current liabilities                        1,512,042     1,324,661

Long-term debt and capital lease obligations         1,576,000     1,533,421

Deferred income taxes                                   34,126        39,474

Other liabilities                                       23,300        23,754

Minority interest                                       12,208        11,416

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 102,949,640 shares in 2000 and 1999       102,950       102,950
  Capital in excess of par value                       499,416       501,379
  Retained earnings                                  1,302,038     1,238,979
  Foreign currency translation adjustment             (123,129)      (95,295)
                                                    ----------    ----------
                                                     1,781,275     1,748,013

  Less: Treasury stock (6,414,418 shares in 2000
        and 7,004,349 shares in 1999), at cost         171,498       187,269
        Unamortized employee stock awards               12,534        10,215
                                                    ----------    ----------
                                                     1,597,243     1,550,529
                                                    ----------    ----------
                                                    $4,754,919    $4,483,255
                                                    ==========    ==========


                             See accompanying notes.

                            ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)



                                             									  Three Months Ended
                                                             March 31,
                                                      ----------------------

                                                         2000         1999
                                                         ----         ----
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                          $  63,059    $  28,341
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                         917          572
      Depreciation and amortization                      22,077       19,137
      Equity in (earnings) loss
        of affiliated companies                           1,298          (72)
      Deferred income taxes                                 280       (2,133)
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                          (168,683)     (40,731)
          Inventories                                  (130,053)      76,331
          Prepaid expenses and other assets                (612)      (2,539)
          Accounts payable                              144,536      (59,054)
          Accrued expenses                               51,073        6,983
          Other                                          (7,638)     (14,065)
                                                      ---------    ---------
  Net cash provided by (used for) operating
    activities                                          (23,746)      12,770
                                                      ---------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                      (22,022)     (19,708)
  Cash consideration paid for acquired businesses             -     (317,020)
  Investments in affiliates                                   -       (9,986)
                                                      ---------    ---------
  Net cash used for investing activities                (22,022)    (346,714)
                                                      ---------    ---------
Cash flows from financing activities:
  Change in short-term borrowings                        11,389       45,948
  Change in credit facilities                           (19,200)     301,404
  Repayment of long-term debt                                 -      (38,419)
  Proceeds from long-term debt                           70,340            -
  Proceeds from exercise of stock options                 9,905          105
  Distribution to minority partners                           -      (37,852)
                                                      ---------    ---------
  Net cash provided by financing activities              72,434      271,186
                                                      ---------    ---------
Effect of exchange rate changes on cash                  (4,956)      (6,527)
                                                      ---------    ---------
Net increase (decrease) in cash and short-term
  investments                                            21,710      (69,285)
Cash and short-term investments at beginning
  of period                                              44,885      158,924
                                                      ---------    ---------
Cash and short-term investments at end of period      $  66,595    $  89,639
                                                      =========    =========
Supplemental disclosures of cash flow information:
  Cash paid (refunded) during the period for:
    Income taxes                                      $   3,046     $ (2,212)
    Interest                                             31,298       29,194


                                 See accompanying notes.

                                ARROW ELECTRONICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   March 31, 2000
                                    (Unaudited)

Note A -- Basis of Presentation
-------------------------------

The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 1999 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B -- Earnings per Share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                  ---------------------
                                                    2000          1999
                                                    ----          ----

Net income                                        $63,059       $28,341
                                                  =======       =======
Weighed average common shares outstanding
  for basic earnings per share                     95,387        95,019
Net effect of dilutive stock options and
  restricted stock awards                           1,535           843
                                                  -------       -------
Weighted average common shares outstanding
  for diluted earnings per share                   96,922        95,862
                                                  =======       =======
Basic earnings per share                             $.66          $.30
                                                     ====          ====
Diluted earnings per share                           $.65          $.30
                                                     ====          ====

Note C -- Comprehensive Income
------------------------------

Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                  ---------------------
                                                    2000          1999
                                                    ----          ----

Net income                                        $63,059       $28,341

Foreign currency translation adjustments (a)      (27,834)      (24,867)
                                                  -------       -------
Comprehensive income                              $35,225       $ 3,474
                                                  =======       =======

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Note D -- Segment and Geographic Information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). The company has redefined its reportable segments to present two distinct worldwide businesses that have different economic cycles, structures, and competitors. Computer products include the North American Computer Products Operations together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior year has been restated for comparative purposes. Revenue and operating income, by segment, are as follows (in thousands):

                                                  For the Three
                                                   Months Ended
                                                     March 31,
                                             ------------------------
                                                2000          1999
                                                ----          ----
Revenue:
  Electronic components                      $2,033,214    $1,411,985
  Computer products                             736,210       789,647
                                             ----------    ----------
     Consolidated                            $2,769,424    $2,201,632
                                             ==========    ==========
Operating income:
  Electronic components                      $  157,341    $   75,545
  Computer products                               9,324        12,514
  Corporate                                     (24,485)      (13,246)
                                             ----------    ----------
     Consolidated                            $  142,180    $   74,813
                                             ==========    ==========

Total assets, by segment are as follows (in thousands):

                                              March 31,   December 31,
                                                2000          1999
                                             ----------   -----------
Total assets:
  Electronic components                      $3,652,062    $3,317,253
  Computer products                             907,073       991,785
  Corporate                                     195,784       174,217
                                             ----------    ----------
     Consolidated                            $4,754,919    $4,483,255
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

Revenues, by geographic area, are as follows (in thousands):

                                                   For the Three
                                                   Months Ended
                                                     March 31,
                                             ------------------------
                                                2000          1999
                                                ----          ----

Americas                                     $1,716,915    $1,440,981
Europe                                          803,552       605,384
Asia/Pacific                                    248,957       155,267
                                             ----------    ----------
                                             $2,769,424    $2,201,632
                                             ==========    ==========

Total assets, by geographic area are as follows (in thousands):

                                              March 31,   December 31,
                                                2000          1999
                                             ----------   -----------

Americas                                     $2,764,531    $2,642,601
Europe                                        1,581,787     1,460,439
Asia/Pacific                                    408,601       380,215
                                             ----------    ----------
                                             $4,754,919    $4,483,255
                                             ==========    ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----

Consolidated sales for the first quarter of 2000 were $2.8 billion, an increase of 26 percent when compared with the year-earlier period. This increase was driven by a 44 percent increase in sales of core components around the world as market conditions continued to improve. Sales of computer products decreased by 7 percent as a result of continued weakness in this market.


Operating Income
----------------

The company recorded operating income of $142.2 million in the first quarter of 2000 compared with $74.8 million in the year-earlier period, an increase of 90 percent. The increase in operating income is due to increased sales and improving gross profit margins in the core components business.


Interest Expense
----------------

Interest expense of $30.6 million in the first quarter of 2000 increased from $24.6 million during the comparable quarter of 1999. The increase is the result of financing costs associated with acquisitions made after March 1999 and investments in working capital to support higher sales.


Income Taxes
------------

The company recorded a provision for taxes at an effective rate of 42 percent during the first quarter of 2000 compared with 42.5 percent in the year-earlier period. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of earnings generated by these operations and the nondeductibility of certain expenses.


Net Income
----------

The company recorded net income of $63.1 million in the first quarter of 2000 compared with $28.3 million in the first quarter of 1999, an increase of 123 percent. The increase in net income from the year-earlier period is due to increased sales and improving gross profit margins.


Liquidity and Capital Resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 72 percent at March 31, 2000 and 1999.

The net amount of cash used for the company's operating activities during the first quarter of 2000 was $23.7 million, principally reflecting increased customer receivables, resulting from higher sales late in the first quarter, offset, in part, by earnings for the quarter. The net amount of cash used for investing activities was $22 million for various capital expenditures. The net amount of cash provided by financing activities was $72.4 million, principally reflecting borrowings under the company's commercial paper program.

During the first quarter of 1999, the net amount of cash generated by operating activities was $12.8 million. The net amount of cash used for investing activities was $346.7 million, principally for the acquisitions of Richey Electronics, Inc. ("Richey"), the electronics distribution group of Bell Industries, Inc., and the remaining 10 percent of Spoerle Electronic not previously owned by the company. The net amount of cash provided by financing activities was $271.2 million, reflecting borrowings under the company's credit facilities offset, in part, by the repayment of Richey's 7.0% Convertible Subordinated Notes and distributions to a former minority partner.


Year 2000 Update
----------------

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


Information Relating to Forward-Looking Statements
--------------------------------------------------

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the electronic components and commercial computer products markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        ----------------------------------------------------------

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first quarter of 2000 as compared with December 31, 1999, 2000 sales and operating income would have been $27 million and $1 million higher, respectively, than the actual results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At March 31, 2000, the company had approximately 47 percent of its debt as fixed rate borrowings and 53 percent of its debt subject to variable rates. Interest expense would fluctuate by approximately $2 million if average interest rates had changed by one percentage point during the first quarter of 2000. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


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


                                               ARROW ELECTRONICS, INC.





Date:  May 11, 2000                            By:/s/ Sam R. Leno
                                                  -------------------------
                                                  Sam R. Leno
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date:  May 11, 2000                            By:/s/ Paul J. Reilly
                                                  -------------------------
                                                  Paul J. Reilly
                                                  Vice President-Finance