Form 10-Q
period 2000-06-30
ARROW ELECTRONICS INC
filed 2000-08-11
CIK 7536

UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                  FORM 10-Q


          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 2000
                                         -------------
                                   OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from             to
                                          ----------     ----------
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

            Yes     X                                  No
                 -------                                  ------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 97,882,032 shares outstanding at July 31, 2000.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                           ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)
                                 (Unaudited)

                                    Six Months Ended       Three Months Ended
                                         June 30,                June 30,
                                 ----------------------  ----------------------
                                    2000         1999       2000         1999
                                    ----         ----       ----         ----
Sales                            $5,931,094  $4,451,660  $3,161,670  $2,250,028
                                 ----------  ----------  ----------  ----------
Costs and expenses:
  Cost of products sold           5,017,795   3,829,239   2,671,370   1,935,889
  Selling, general and
    administrative expenses         548,605     425,224     287,380     209,475
  Depreciation and amortization      40,684      36,044      21,090      18,324
  Integration charge                      -      24,560           -      24,560
                                 ----------  ----------  ----------  ----------
                                  5,607,084   4,315,067   2,979,840   2,188,248
                                 ----------  ----------  ----------  ----------
Operating income                    324,010     136,593     181,830      61,780

Equity in earnings (loss) of
  affiliated companies               (1,910)         38        (612)        (34)

Interest expense                     66,119      51,310      35,540      26,708
                                 ----------  ----------  ----------  ----------
Earnings before income
  taxes and minority interest       255,981      85,321     145,678      35,038

Provision for income taxes          106,637      38,619      60,310      17,249
                                 ----------  ----------  ----------  ----------
Earnings before minority interest   149,344      46,702      85,368      17,789

Minority interest                     2,315       3,339       1,398       2,767
                                 ----------  ----------  ----------  ----------
Net income                       $  147,029  $   43,363  $   83,970  $   15,022
                                 ==========  ==========  ==========  ==========
Net income per share:
  Basic                               $1.53        $.46        $.87        $.16
                                      =====        ====        ====        ====
  Diluted                             $1.50        $.45        $.84        $.16
                                      =====        ====        ====        ====
Average number of shares
  outstanding:
    Basic                            95,888      95,053      96,398      95,138
                                     ======      ======      ======      ======
    Diluted                          97,741      95,928      99,419      96,016
                                     ======      ======      ======      ======

                              See accompanying notes.

                              ARROW ELECTRONICS, INC.
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)


                                                   June 30,      December 31,
                                                     2000            1999
                                                 -----------     ------------
                                                 (Unaudited)

ASSETS
------
Current assets:
  Cash and short-term investments                 $   46,928       $   44,885
  Accounts receivable, less allowance
    for doubtful accounts ($39,368 in 2000
    and $32,338 in 1999)                           2,213,078        1,638,654
  Inventories                                      1,862,207        1,444,929
  Prepaid expenses and other assets                   47,415           29,469
                                                  ----------       ----------
    Total current assets                           4,169,628        3,157,937

Property, plant and equipment at cost:
  Land                                                18,078           17,638
  Buildings and improvements                         121,317          114,158
  Machinery and equipment                            288,047          257,841
                                                  ----------       ----------
                                                     427,442          389,637
   Less accumulated depreciation and
      amortization                                  (183,281)        (165,987)
                                                  ----------       ----------
                                                     244,161          223,650

Investments in affiliated companies                   44,305           52,233

Cost in excess of net assets of
  companies acquired, net of amortization
  ($128,236 in 2000 and $113,762 in 1999)          1,033,575          960,770

Other assets                                         117,489           88,665
                                                  ----------       ----------
                                                  $5,609,158       $4,483,255
                                                  ==========       ==========

                             See accompanying notes.

                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                                    June 30,       December 31,
                                                      2000             1999
                                                  -----------      ------------
                                                  (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                 $1,248,805        $  805,468
  Accrued expenses                                    395,048           263,216
  Short-term borrowings, including current
    maturities of long-term debt and capital
    lease obligations                                 320,122           255,977
                                                   ----------        ----------
    Total current liabilities                       1,963,975         1,324,661

Long-term debt and capital lease obligations        1,867,701         1,533,421

Deferred income taxes                                  33,882            39,474

Other liabilities                                      23,588            23,754

Minority interest                                      13,663            11,416

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 103,743,269 shares in
      2000 and 102,949,640 shares in 1999             103,743           102,950
  Capital in excess of par value                      524,972           501,379
  Retained earnings                                 1,386,008         1,238,979
  Foreign currency translation adjustment            (139,886)          (95,295)
                                                   ----------        ----------
                                                    1,874,837         1,748,013

  Less: Treasury stock (5,882,669 shares in 2000
        and 7,004,349 shares in 1999), at cost        157,321           187,269
        Unamortized employee stock awards              11,167            10,215
                                                   ----------        ----------
                                                    1,706,349         1,550,529
                                                   ----------        ----------
                                                   $5,609,158        $4,483,255
                                                   ==========        ==========

                             See accompanying notes.

                              ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                                          Six Months Ended
                                                               June 30,
                                                      ------------------------
                                                         2000           1999
                                                         ----           ----
                                                             (Unaudited)
Cash flows from operating activities:
  Net income                                          $ 147,029       $ 43,363
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                       2,247          3,339
      Depreciation and amortization                      44,903         39,564
      Equity in (earnings) loss
        of affiliated companies                           1,910            (38)
      Integration charge                                      -         24,560
      Deferred income taxes                              (3,496)        (9,146)
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                          (512,315)       (81,926)
          Inventories                                  (375,801)        66,094
          Prepaid expenses and other assets             (17,392)         2,364
          Accounts payable                              405,655        (79,737)
          Accrued expenses                              103,924         11,418
          Other                                         (14,825)       (20,636)
                                                      ---------       --------
  Net cash used for operating activities               (218,161)          (781)
                                                      ---------       --------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                      (39,229)       (40,202)
  Cash consideration paid for acquired businesses       (87,327)      (338,935)
  Investments                                           (20,760)        (9,986)
                                                      ---------       --------
  Net cash used for investing activities               (147,316)      (389,123)
                                                      ---------       --------
Cash flows from financing activities:
  Change in short-term borrowings                        62,235         (1,641)
  Change in credit facilities                            96,198        362,231
  Change in long-term debt                              190,478        (38,560)
  Proceeds from exercise of stock options                22,725            283
  Purchases of common stock                                (321)             -
  Distribution to minority partners                           -        (37,852)
                                                      ---------       --------
  Net cash provided by financing activities             371,315        284,461
                                                      ---------       --------

Effect of exchange rate changes on cash                  (3,795)       (14,246)
                                                      ---------       --------
Net increase (decrease) in cash and
  short-term investments                                  2,043       (119,689)
Cash and short-term investments at beginning
  of period                                              44,885        158,924
                                                      ---------       --------
Cash and short-term investments at end of period       $ 46,928       $ 39,235
                                                       ========       ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                       $ 39,509       $  8,785
    Interest                                             63,939         53,077

                           See accompanying notes.

                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               June 30, 2000
                                (Unaudited)


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

Note B -- Integration Charge
----------------------------

The 1999 consolidated statement of income includes a pre-tax integration charge totaling $24.6 million related to the company's acquisition and integration of the electronics distribution group of Bell Industries, Inc. ("EDG") and Richey Electronics, Inc. ("Richey"). Of this amount, $15.2 million represents costs associated with closing facilities and severance payments. The remaining $9.4 million principally represents costs associated with outside resources associated with the conversion of systems, professional fees, and other costs related to the integration of these businesses into Arrow. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $31.5 million and $.33, respectively, for the three months ended June 30, 1999 and $59.8 million, $.63, and $.62, respectively, for the six months ended June 30, 1999.

Note C -- Earnings Per Share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                 For the Six            For the Three
                                 Months Ended            Months Ended
                                   June 30,                June 30,
                             -------------------     ------------------
                               2000       1999         2000      1999
                               ----       ----         ----      ----

Net income                   $147,029    $43,363     $83,970    $15,022
                             ========    =======     =======    =======
Weighed average common
  shares outstanding
  for basic earnings
  per share                    95,888     95,053      96,398     95,138
Net effect of dilutive
  stock options and
  restricted stock
  awards                        1,853        875       3,021        878
                             --------    -------     -------    -------
Weighted average common
  shares outstanding
  for diluted earnings
  per share                    97,741     95,928      99,419     96,016
                               ======     ======      ======     ======
Basic earnings per share        $1.53       $.46        $.87       $.16
                                =====       ====        ====       ====
Diluted earnings per share      $1.50       $.45        $.84       $.16
                                =====       ====        ====       ====

Note D -- Comprehensive Income
------------------------------

Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                     For the Six              For the Three
                                     Months Ended              Months Ended
                                       June 30,                  June 30,
                                 --------------------      -------------------
                                   2000         1999         2000        1999
                                   ----         ----         ----        ----

Net income                       $147,029     $43,363      $83,970     $15,022
Foreign currency
  translation adjustments(a)      (44,591)    (48,527)     (16,757)    (23,660)
                                 --------     -------      -------     -------
Comprehensive income (loss)(b)   $102,438     $(5,164)     $67,213     $(8,638)
                                 ========     =======      =======     =======

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the integration charge of $24,560 ($16,480 after taxes), comprehensive income was $11,316 for the six months ended June 30, 1999 and $7,842 for the three months ended June 30, 1999.

Note E -- Segment and Geographic Information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers(VARs). The company has redefined its reportable segments to present two distinct worldwide businesses that have different economic cycles, structures, and competitors. Computer products include North American Computer Products Operations together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior year has been restated for comparative purposes. Revenue and operating income, by segment, are as follows (in thousands):

                                  For the Six               For the Three
                                  Months Ended              Months Ended
                                    June 30,                   June 30,
                            -----------------------   ------------------------
                               2000         1999         2000          1999
                               ----         ----         ----          ----
Revenue:
  Electronic Components     $4,426,441   $2,848,693   $2,393,226    $1,436,708
  Computer Products          1,504,653    1,602,967      768,444       813,320
                            ----------   ----------   ----------    ----------
    Consolidated            $5,931,094   $4,451,660   $3,161,670    $2,250,028
                            ==========   ==========   ==========    ==========
Operating income:
  Electronic Components     $  371,185   $  156,905   $  213,844    $   81,360
  Computer Products             19,313       31,327        9,989        18,813
  Corporate                    (66,488)     (51,639)     (42,003)      (38,393)
                            ----------   ----------   ----------    ----------
    Consolidated            $  324,010   $  136,593   $  181,830    $   61,780
                            ==========   ==========   ==========    ==========

Total assets, by segment, are as follows (in thousands):

                                            June 30,    December 31,
                                              2000         1999
                                           ----------   -----------
Total assets:
  Electronic Components                    $4,529,437    $3,317,253
  Computer Products                           906,182       991,785
  Corporate                                   173,539       174,217
                                           ----------    ----------
    Consolidated                           $5,609,158    $4,483,255
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

Revenues, by geographic area, are as follows (in thousands):

                       For the Six                     For the Three
                       Months Ended                    Months Ended
                         June 30,                         June 30,
                  ----------------------           ----------------------
                     2000        1999                 2000        1999
                     ----        ----                 ----        ----

Americas          $3,638,808  $2,972,368           $1,921,599  $1,531,387
Europe             1,670,799   1,159,070              867,541     553,686
Asia/Pacific         621,487     320,222              372,530     164,955
                  ----------  ----------           ----------  ----------
  Consolidated    $5,931,094  $4,451,660           $3,161,670  $2,250,028
                  ==========  ==========           ==========  ==========

Total assets, by geographic area, are as follows (in thousands):

                                            June 30,    December 31,
                                              2000          1999
                                           ----------   -----------
Americas                                   $2,945,960    $2,642,601
Europe                                      1,990,552     1,460,439
Asia/Pacific                                  672,646       380,215
                                           ----------    ----------
  Consolidated                             $5,609,158    $4,483,255
                                           ==========    ==========

Note F -- Subsequent Event
--------------------------

In August 2000, the company agreed to purchase Wyle Components and Wyle Systems, which reported combined 1999 sales in North America of about $2 billion, for approximately $840 million (including the assumption of debt), subject to various adjustments at closing. The company plans to finance the purchase price through a combination of debt, common equity, and equity-linked securities.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

Sales
-----

Consolidated sales for the six months and second quarter of 2000 increased 33 percent and 41 percent, respectively, compared with the year-earlier periods. The sales growth was driven by a 55 percent and 67 percent increase in sales of core components for the six months and second quarter of 2000, respectively, from the comparable year-earlier periods. Sales of computer products decreased by 6 percent for the six months and second quarter of 2000 when compared to the year-earlier periods principally as a result of market conditions for mid-range products, lower sales of low margin microprocessors (a product segment not considered a part of the company's core business), and foreign exchange rate differences.

Operating Income
----------------

The company recorded operating income of $324 million and $181.8 million in the first six months and second quarter of 2000, respectively, compared with $136.6 million and $61.8 million, respectively, in the year-earlier periods. Excluding the integration charge relating to EDG and Richey (see Note B), operating income was $161.2 million and $86.3 million for the six months and second quarter ended June 30, 1999, respectively. The increase in operating income is due to increased sales and improving gross profit margins in the core components businesses around the world. In addition, operating expenses as a percentage of sales decreased to 9.9 percent and 9.8 percent for the six months and second quarter ended June 30, 2000, respectively, from 10.4 percent and 10.1 percent, respectively, in the year-earlier periods.

Interest Expense
----------------

Interest expense of $66.1 million and $35.5 million in the first six months and second quarter of 2000, respectively, increased from $51.3 million and $26.7 million, respectively, in the year-earlier periods. The increase is the result of additional debt incurred to fund acquisitions, joint ventures, capital expenditures, and investments in working capital to support accelerated sales growth.

Income Taxes
------------

The company recorded a provision for taxes at an effective rate of 41.7 percent and 41.4 percent for the first six months and second quarter of 2000, respectively, compared with 45.3 percent and 49.2 percent in the comparable year-earlier periods. Excluding the impact of the aforementioned integration charge, the effective rate was 42.5 percent for the six months and second quarter of 1999. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries it operates and the related level of earnings generated by these operations and the nondeductibility of goodwill amortization.

Net Income
----------

The company recorded net income of $147 million and $84 million in the first six months and second quarter of 2000, respectively, compared with $43.4 and $15 million, respectively, in the year-earlier periods. Excluding the integration charge of $24.6 million ($16.5 million after taxes), net income was $59.8 million and $31.5 million for the first six months and second quarter of 1999, respectively. The increase in net income is due to increased sales and improving gross profit margins, offset, in part, by higher levels of interest.

Liquidity and Capital Resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 74 percent at June 30, 2000 compared with 71 percent at June 30, 1999.

The net amount of cash used for the company's operating activities during the first six months of 2000 was $218.2 million, principally reflecting investments in working capital, offset, in part, by earnings for the six months. The net amount of cash used for investing activities was $147.3 million, including $39.2 million for various capital expenditures, $87.3 million for the acquisitions of Rapac Electronics Ltd., Tekelec Europe, and Jakob Hatteland AS, and $20.8 million for internet-related joint ventures. The net amount of cash provided by financing activities was $371.3 million, primarily reflecting borrowings under the company's commercial paper program and credit facilities, as well as various short-term bank borrowings.

The net amount of cash used for the company's operating activities during the first six months of 1999 was $.8 million, principally reflecting earnings plus non-cash charges, offset, in part, by investments in working capital. The net amount of cash used for investing activities was $389.1 million, including $40.2 million for various capital expenditures and $348.9 million principally for the acquisitions of EDG, Richey, and the remaining 10% of Spoerle Electronic, as well as certain internet-related investments. The net amount of cash provided by financing activities was $284.5 million, reflecting borrowings under the company's credit facilities, offset, in part, by the repayment of Richey's 7% convertible subordinated notes and debentures.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        -----------------------------------------------------------

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist.
Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first six months of 2000 as compared with December 31, 1999, 2000 sales and operating income would have been $62 million and $4 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At June 30, 2000, the company had approximately 40 percent of its debt as fixed rate borrowings and 60 percent of its debt subject to variable rates. Interest expense would fluctuate by approximately $4 million if average interest rates had changed by one percentage point during the first six months of 2000. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

                      PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a) The company's Annual Meeting of Shareholders was held on May 23, 2000 (the "Annual Meeting").

     (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

          (i) The following individuals were elected by the shareholders to serve as Directors:

               Board Member                  In Favor           Withheld
               ------------                  --------           --------
               Daniel W. Duval              86,459,441           558,553
               Carlo Giersch                86,455,359           562,635
               John N. Hanson               86,464,649           553,345
               Stephen P. Kaufman           86,462,305           555,689
               Roger King                   86,460,099           557,895
               Robert E. Klatell            86,464,985           553,009
               Karen Gordon Mills           86,456,078           561,916
               Barry W. Perry               86,464,359           553,635
               Richard S. Rosenbloom        86,423,224           594,770
               Francis M. Scricco           86,461,658           556,336
               John C. Waddell              86,463,433           554,561

          (ii) The ratification and approval of the amendment of the Chief Executive Officer 1999 Performance Bonus Plan was voted upon as follows: 82,178,758 shares in favor; 3,882,258 shares against; and 956,978 shares abstaining.

         (iii) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 86,265,109 shares in favor; 254,460 shares against; and 498,425 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

    (a)  Exhibits
           (27) Financial Data Schedule
           (99) Press Release - Acquisition of Wyle Components and Wyle
                Systems

    (b)  Reports on Form 8-K.
           None.


                                 SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               ARROW ELECTRONICS, INC.





Date:  August 11, 2000                         By:/s/ Sam R. Leno
                                                  -------------------------
                                                  Sam R. Leno
                                                  Senior Vice President and
                                                   Chief Financial Officer


Date:  August 11, 2000                         By:/s/ Paul J. Reilly
                                                  -------------------------
                                                  Paul J. Reilly
                                                  Vice President-Finance