Form 10-Q
period 2000-09-30
ARROW ELECTRONICS INC
filed 2000-11-13
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended September 30, 2000
                                                ------------------
                                     OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

              For the transition period from            to
                                             ----------    ---------
                         Commission file number 1-4482


                             ARROW ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)


           New York                                       11-1806155
-------------------------------                    -----------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification Number)

25 Hub Drive, Melville, New York                            11747
--------------------------------                          ----------
(Address of principal executive                           (Zip Code)
 offices)

Registrant's telephone number,
 including area code                                    (516) 391-1300
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

            Yes     X                                  No
                  -----                                     -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 98,199,931 shares outstanding at October 27, 2000.

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                            ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)
                                 (Unaudited)

                               Nine Months Ended       Three Months Ended
                                 September 30,           September 30,
                            ----------------------   ----------------------
                               2000        1999         2000        1999
                               ----        ----         ----        ----
Sales                       $9,268,162  $6,827,457   $3,337,068  $2,375,797
                            ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of products sold      7,823,157   5,881,809    2,805,362   2,052,570
  Selling, general and
    administrative expenses    844,643     637,421      296,038     212,197
  Depreciation and
    amortization                63,009      53,448       22,325      17,404
  Integration charge                 -      24,560            -           -
                            ----------  ----------   ----------  ----------
                             8,730,809   6,597,238    3,123,725   2,282,171
                            ----------  ----------   ----------  ----------

Operating income               537,353     230,219      213,343      93,626

Equity in losses of
  affiliated companies          (2,635)       (173)        (725)       (211)

Interest expense               107,207      78,146       41,088      26,836
                            ----------  ----------   ----------  ----------
Earnings before income
  taxes and minority
  interest                     427,511     151,900      171,530      66,579

Provision for income taxes     175,249      67,447       68,612      28,828
                            ----------  ----------   ----------  ----------
Earnings before minority
  interest                     252,262      84,453      102,918      37,751

Minority interest                3,290       4,337          975         998
                            ----------  ----------   ----------  ----------
Net income                  $  248,972  $   80,116   $  101,943  $   36,753
                            ==========  ==========   ==========  ==========

Net income per share:
  Basic                          $2.58        $.84        $1.05        $.39
                                 =====        ====        =====        ====
  Diluted                        $2.53        $.83        $1.02        $.38
                                 =====        ====        =====        ====
Average number of shares
  outstanding:
    Basic                       96,392      95,097       97,403      95,176
                                ======      ======      =======      ======
    Diluted                     98,408      96,001      100,022      96,317
                                ======      ======      =======      ======


                             See accompanying notes.

                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                             (Dollars in thousands)


                                             September 30,       December 31,
                                                 2000                1999
                                             -------------       ------------
                                              (Unaudited)

ASSETS
------

Current assets:
  Cash and short-term investments              $   43,565         $   44,885
  Accounts receivable, less allowance
    for doubtful accounts ($47,881 in 2000
    and $32,338 in 1999)                        2,282,899          1,638,654
  Inventories                                   1,926,305          1,444,929
  Prepaid expenses and other assets                42,696             29,469
                                               ----------         ----------
    Total current assets                        4,295,465          3,157,937

Property, plant and equipment at cost:
  Land                                             17,798             17,638
  Buildings and improvements                      119,659            114,158
  Machinery and equipment                         295,783            257,841
                                               ----------         ----------
                                                  433,240            389,637
   Less accumulated depreciation and
      amortization                               (192,334)          (165,987)
                                               ----------         ----------
                                                  240,906            223,650

Investments in affiliated companies                37,775             52,233

Cost in excess of net assets of
  companies acquired, net of amortization
  ($132,570 in 2000 and $113,762 in 1999)         999,694            960,770

Other assets                                      133,565             88,665
                                               ----------         ----------
                                               $5,707,405         $4,483,255
                                               ==========         ==========


                            See accompanying notes.

                            ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                             September 30,       December 31,
                                                 2000                1999
                                             -------------       ------------
                                              (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                             $1,140,499         $  805,468
  Accrued expenses                                408,150            263,216
  Short-term borrowings, including current
    maturities of long-term debt and capital
    lease obligations                           1,464,996            255,977
                                               ----------         ----------
    Total current liabilities                   3,013,645          1,324,661

Long-term debt and capital lease obligations      859,436          1,533,421

Deferred income taxes                              30,932             39,474

Other liabilities                                  22,775             23,754

Minority interest                                  14,863             11,416

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 120,000,000 shares
    Issued - 103,741,595 shares in
      2000 and 102,949,640 shares in 1999         103,742            102,950
  Capital in excess of par value                  527,704            501,379
  Retained earnings                             1,487,951          1,238,979
  Foreign currency translation adjustment        (195,712)           (95,295)
                                               ----------         ----------
                                                1,923,685          1,748,013

  Less: Treasury stock (5,552,692 shares in
          2000 and 7,004,349 shares in 1999),
          at cost                                 148,498            187,269
        Unamortized employee stock awards           9,433             10,215
                                               ----------         ----------
                                                1,765,754          1,550,529
                                               ----------         ----------
                                               $5,707,405         $4,483,255
                                               ==========         ==========



                            See accompanying notes.

                           ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)

                                                       Nine Months Ended
                                                         September 30,
                                                   -------------------------
                                                       2000          1999
                                                       ----          ----
                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                       $ 248,972       $  80,116
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                    3,222           4,337
      Depreciation and amortization                   69,187          59,115
      Equity in losses of affiliated companies         2,635             173
      Integration charge                                   -          24,560
      Deferred income taxes                           (3,945)        (19,917)
      Change in assets and liabilities,
        net of effects of acquired businesses:
          Accounts receivable                       (627,032)       (189,200)
          Inventories                               (471,108)         23,222
          Prepaid expenses and other assets          (12,509)         (5,228)
          Accounts payable                           318,135          72,363
          Accrued expenses                           126,852          15,479
          Other                                      (27,359)          1,531
                                                   ---------       ---------
  Net cash provided by (used for) operating
   activities                                       (372,950)         66,551
                                                   ---------       ---------

Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                   (51,004)        (62,655)
  Cash consideration paid for acquired businesses    (92,704)       (430,390)
  Investments                                        (33,906)        (30,557)
                                                   ---------       ---------
  Net cash used for investing activities            (177,614)       (523,602)
                                                   ---------       ---------

Cash flows from financing activities:
  Change in short-term borrowings                    539,655           3,490
  Change in credit facilities                       (125,490)        429,478
  Change in long-term debt                           106,344         (38,621)
  Proceeds from exercise of stock options             34,407             382
  Purchases of common stock                             (321)           (100)
  Distribution to minority partners                        -         (37,852)
                                                   ---------       ---------
  Net cash provided by financing activities          554,595         356,777
                                                   ---------       ---------

Effect of exchange rate changes on cash               (5,351)         (9,393)
                                                   ---------       ---------

Net decrease in cash and short-term investments       (1,320)       (109,667)
Cash and short-term investments at beginning
  of period                                           44,885         158,924
                                                   ---------       ---------
Cash and short-term investments at end of period   $  43,565       $  49,257
                                                   =========       =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                   $  77,464       $  21,820
    Interest                                         104,579          79,439


                               See accompanying notes.

                              ARROW ELECTRONICS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                September 30, 2000
                                   (Unaudited)


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

Note B -- Impact of Recently Issued Accounting Standards
--------------------------------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." This Statement is required to be adopted effective January 1, 2001. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Gains and losses resulting from changes in the value of the derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Due to the company's limited use of derivative financial instruments, adoption of Statement No. 133 is not expected to have a significant effect on the company's consolidated results of operations, financial position, or cash flows.

Note C -- Debt
--------------
During the quarter ended September 30, 2000, the global multi-currency facility was reclassified from long-term debt to short-term debt, due to the maturity date of September 30, 2001. The commercial paper and bid facilities were also reclassified to short-term, as such amounts are supported by the global multi-currency facility.

Note D -- Integration of Acquisitions
-------------------------------------
In 1999, the company recorded a special charge of $24.6 million related to the acquisition and integration of the electronics distribution group of Bell Industries, Inc. ("EDG") and Richey Electronics, Inc. ("Richey"). The company also recorded an additional $38.2 million, as adjusted, as cost in excess of net assets of companies acquired. Of the total amounts recorded, $41.7 million represented costs associated with closing facilities and severance payments, $13 million represented costs associated with outside resources related to the conversion of systems, professional fees principally related to legal and accounting services, and certain other costs of the integration of these businesses into Arrow, and $8.1 million represented the write-down of property, plant and equipment and inventories to estimated fair value. Of the expected $54.7 million to be spent in cash in connection with the acquisition and integration of EDG and Richey, $29.4 million has been spent to date. The remaining $25.3 million principally relates to vacated facilities leased with various expiration dates through 2010. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $96.6 million, $1.02, and $1.01, respectively, for the nine months ended September 30, 1999.

Note E -- Earnings Per Share
----------------------------
The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                 For the Nine            For the Three
                                 Months Ended            Months Ended
                                 September 30,           September 30,
                             -------------------     --------------------
                               2000       1999         2000        1999
                               ----       ----         ----        ----
Net income                   $248,972    $80,116     $101,943     $36,753
                             ========    =======     ========     =======
Weighed average common
  shares outstanding
  for basic earnings
  per share                    96,392     95,097       97,403      95,176
Net effect of dilutive
  stock options and
  restricted stock
  awards                        2,016        904        2,619       1,141
                               ------     ------      -------      ------
Weighted average common
  shares outstanding
  for diluted earnings
  per share                    98,408     96,001      100,022      96,317
                               ======     ======      =======      ======

Basic earnings per share        $2.58       $.84        $1.05        $.39
                                =====       ====        =====        ====
Diluted earnings per share      $2.53       $.83        $1.02        $.38
                                =====       ====        =====        ====

Note F -- Comprehensive Income
------------------------------
Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                   For the Nine            For the Three
                                   Months Ended            Months Ended
                                   September 30,           September 30,
                                -------------------     -------------------
                                  2000       1999         2000       1999
                                  ----       ----         ----       ----
Net income                      $248,972    $80,116     $101,943    $36,753
Foreign currency
  translation adjustments(a)    (100,417)   (38,951)     (72,583)     9,576
                                --------    -------     --------    -------
Comprehensive income (b)        $148,555    $41,165     $ 29,360    $46,329
                                ========    =======     ========    =======

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the integration charge of $24.6 million ($16.5 million after taxes), comprehensive income was $57.6 million for the nine months ended September 30, 1999.

Note G -- Segment and Geographic Information
--------------------------------------------
The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). The company has redefined its reportable segments to present two distinct worldwide businesses that have different economic cycles, structures, and competitors. Computer products include North American Computer Products Operations together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior year has been restated for comparative purposes. Revenue and operating income, by segment, are as follows (in thousands):

                                For the Nine              For the Three
                                Months Ended              Months Ended
                                September 30,             September 30,
                           -----------------------   -----------------------
                              2000         1999         2000         1999
                              ----         ----         ----         ----
Revenue:
  Electronic Components    $7,027,775   $4,419,434   $2,601,334   $1,570,741
  Computer Products         2,240,387    2,408,023      735,734      805,056
                           ----------   ----------   ----------   ----------
    Consolidated           $9,268,162   $6,827,457   $3,337,068   $2,375,797
                           ==========   ==========   ==========   ==========

Operating income:
  Electronic Components    $  622,934   $  252,848   $  251,749   $   95,944
  Computer Products            26,948       45,974        7,635       14,647
  Corporate                  (112,529)     (68,603)     (46,041)     (16,965)
                           ----------   ----------   ----------   ----------
    Consolidated           $  537,353   $  230,219   $  213,343   $   93,626
                           ==========   ==========   ==========   ==========

Total assets, by segment, are as follows (in thousands):

                                          September 30,   December 31,
                                               2000           1999
                                          -------------   ------------
Total assets:
  Electronic Components                     $4,665,267     $3,317,253
  Computer Products                            841,358        991,785
  Corporate                                    200,780        174,217
                                            ----------     ----------
    Consolidated                            $5,707,405     $4,483,255
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

Revenues, by geographic area, are as follows (in thousands):

                       For the Nine                 For the Three
                       Months Ended                 Months Ended
                       September 30,                September 30,
                  ----------------------       ----------------------
                     2000        1999             2000        1999
                     ----        ----             ----        ----
Americas          $5,665,263  $4,560,417       $2,026,455  $1,588,049
Europe             2,588,802   1,733,839          918,003     574,769
Asia/Pacific       1,014,097     533,201          392,610     212,979
                  ----------  ----------       ----------  ----------
  Consolidated    $9,268,162  $6,827,457       $3,337,068  $2,375,797
                  ==========  ==========       ==========  ==========

Total assets, by geographic area, are as follows (in thousands):

                                         September 30,   December 31,
                                             2000            1999
                                         -------------   ------------
Americas                                   $3,067,198     $2,642,601
Europe                                      1,987,856      1,460,439
Asia/Pacific                                  652,351        380,215
                                           ----------     ----------
  Consolidated                             $5,707,405     $4,483,255
                                           ==========     ==========

Note H -- Subsequent Events
---------------------------
A special Meeting of Shareholders of the company was held on October 12, 2000 to vote on a proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 shares to 160,000,000 shares. The company's Certificate of Incorporation was duly amended on October 24, 2000.

On October 16, 2000, the company completed its previously announced acquisition of Wyle Components and Wyle Systems (collectively "Wyle"), which reported combined 1999 sales in North America of about $2 billion, for approximately $945 million (including the assumption of debt).

On October 30, 2000, the company completed its previously announced acquisition of the Merisel Open Computing Alliance ("MOCA"), which reported 1999 revenues of about $950 million, for approximately $173 million (including the repayment of off-balance sheet financing).

In October the company sold $1.075 billion of notes to finance the acquisitions of Wyle and MOCA, as well as for general corporate purposes. The notes were sold in a Rule 144A offering in four tranches: $200 million of Floating Rate Notes due 2001; $425 million of 8.20% Senior Notes due 2003; $250 million of 8.70% Senior Notes due 2005; and $200 million of 9.15% Senior Notes due 2010.


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----
Consolidated sales for the first nine months and third quarter of 2000 increased 36 percent and 41 percent, respectively, compared with the year-earlier periods. The sales growth was driven by a 59 percent and 66 percent increase in sales of core components (net of foreign exchange rate differences) for the first nine months and third quarter of 2000, respectively, from the comparable year-earlier periods. Sales of computer products decreased by 7 percent and 9 percent for the first nine months and third quarter of 2000, respectively, when compared to the year-earlier periods, principally as a result of market conditions for mid-range products and lower sales of low margin microprocessors (a product segment not considered a part of the company's core business).

Operating Income
----------------
The company recorded operating income of $537.4 million and $213.3 million in the first nine months and third quarter of 2000, respectively, compared with $230.2 million and $93.6 million, respectively, in the year-earlier periods. Excluding the integration charge relating to EDG and Richey (see Note D), operating income was $254.8 million for the nine months ended September 30, 1999. The increase in operating income is due to increased sales and improving gross profit margins in the core components businesses around the world, as well as a change in mix resulting in greater weighting of the core components business. In addition, operating expenses as a percentage of sales decreased to 9.8 percent and 9.5 percent for the nine months and third quarter ended September 30, 2000, respectively, from 10.1 percent and 9.7 percent, respectively, in the year-earlier periods.

Interest Expense
----------------
Interest expense of $107.2 million and $41.1 million in the first nine months and third quarter of 2000, respectively, increased from $78.1 million and $26.8 million, respectively, in the year-earlier periods. The increase is the result of additional debt incurred to fund acquisitions, internet-related joint ventures, and capital expenditures, and investments in working capital to support accelerated sales growth.

Income Taxes
------------
The company recorded a provision for taxes at an effective rate of 41 percent and 40 percent for the first nine months and third quarter of 2000, respectively, compared with 44.4 percent and 43.3 percent in the comparable year-earlier periods. Excluding the impact of the aforementioned integration charge, the effective rate was 42.8 percent for the nine months ended September 30, 1999. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, the related level of earnings generated by these operations, and the nondeductibility of goodwill amortization.

Net Income
----------
The company recorded net income of $249 million and $101.9 million in the first nine months and third quarter of 2000, respectively, compared with $80.1 million and $36.8 million, respectively, in the year-earlier periods. Excluding the integration charge of $24.6 million ($16.5 million after taxes), net income was $96.6 million for the first nine months of 1999. The increase in net income is due to increased sales and improving gross profit margins, offset, in part, by higher levels of interest.

Liquidity and Capital Resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 75 percent at September 30, 2000 compared with 70 percent at September 30, 1999.

The net amount of cash used for the company's operating activities during the first nine months of 2000 was $373 million, principally reflecting investments in working capital, offset, in part, by earnings for the nine months. The net amount of cash used for investing activities was $177.6 million, including $51 million for various capital expenditures, $92.7 million primarily for the acquisitions of Rapac Electronics Ltd., Tekelec Europe, Jakob Hatteland AS, and Dicopel S.A. de C.V., and $33.9 million for internet-related joint ventures. The net amount of cash provided by financing was $554.6 million, primarily reflecting borrowings under the company's commercial paper program, credit facilities, and various short-term bank borrowings.

The net amount of cash provided by the company's operating activities during the first nine months of 1999 was $66.6 million, principally reflecting earnings, offset, in part, by investments in working capital. The net amount of cash used for investing activities was $523.6 million, including $62.7 million for various capital expenditures and $460.9 million principally for the acquisitions of Richey, EDG, the remaining 10% of Spoerle Electronic, the remaining interest in Support Net, Inc., and the additional interest in Scientific and Business Minicomputers, Inc., as well as certain internet-related investments. The net amount of cash provided by financing activities was $356.8 million, reflecting borrowings under the company's credit facilities, offset, in part, by the repayment of Richey's 7.0% convertible subordinated notes and debentures and distributions to partners.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first nine months of 2000 as compared with December 31, 1999, 2000 sales and operating income would have been $284 million and $27 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At September 30, 2000, the company had approximately 37 percent of its debt as fixed rate borrowings and 63 percent of its debt subject to variable rates. Interest expense would fluctuate by approximately $7 million if average interest rates had changed by one percentage point during the first nine months of 2000. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


                       PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

A Special Meeting of Shareholders of the company was held on October 12, 2000 to vote on a proposed amendment to the Certificate of Incorporation to increase the number of authorized shares of common stock from 120,000,000 shares to 160,000,000 shares. The resolution amending the Certificate of Incorporation was adopted by a vote of 85,380,575 shares in favor and 560,220 shares against with 91,238 shares abstaining and no broker non-votes.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

    (a)  Exhibits
           (22) Proxy Statement
           (27) Financial Data Schedule

    (b)  Reports on Form 8-K.
           During the quarter ended September 30, 2000 the following Current Reports on Form 8-K were filed:


           Date of Report                         Item Reported
          -----------------                  --------------------------
          September 1, 2000                  Announcement of agreement
                                             to acquire Wyle Components
                                             and Wyle Systems.

          September 18, 2000                 Announcement of agreement
                                             to acquire Merisel Open
                                             Computing Alliance, Inc.


                                 SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARROW ELECTRONICS, INC.





Date:  November 13, 2000                        By:/s/ Sam R. Leno
                                                   -------------------------
                                                   Sam R. Leno
                                                   Senior Vice President and
                                                    Chief Financial Officer


Date:  November 13, 2000                        By:/s/ Paul J. Reilly
                                                   ----------------------
                                                   Paul J. Reilly
                                                   Vice President-Finance