Form 10-K405
period 2000-12-31
ARROW ELECTRONICS INC
filed 2001-03-30
CIK 7536

Form 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549
(Mark One)
      X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     ---                     EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 2000

	                            OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    ---                      EXCHANGE ACT OF 1934

        For the transition period from............to.................

                      Commission file number 1-4482

                          ARROW ELECTRONICS, INC.
          ------------------------------------------------------
          (Exact name of Registrant as specified in its charter)

             New York                                       11-1806155
  -------------------------------                     -----------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                      Identification Number)

    25 Hub Drive, Melville, New York                         11747
----------------------------------------                   ----------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code        (516) 391-1300
                                                          --------------

      Securities registered pursuant to Section 12(b) of the Act:

                                                Name of Each Exchange on
      Title of Each Class                          Which Registered
      -------------------                       ------------------------
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

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 2, 2001 was $2,667,130,388.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value:  98,450,032 shares outstanding at March 2,
2001.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 11, 2001 (incorporated in Part III).

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

The company's global distribution network spans the world's three largest electronics markets - the Americas, Europe, and the Asia/Pacific region. The company serves a diversified base of original equipment manufacturers (OEMs), contract manufacturers (CM's), and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers
(VARs) of computer systems. The company maintains over 225 sales facilities and 23 distribution centers in 39 countries. Through this network, the company can offer one of the broadest line cards in the industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

The company continues to lead the electronics distribution industry by forging alliances around the world. In April 2000, the company acquired Tekelec Europe ("Tekelec"), one of Europe's leading distributors of high-tech components and systems. The company acquired a majority interest in the electronics distribution business of Rapac Electronics Ltd. ("Rapac"), one of the leading distribution groups in Israel, in May 2000. In June 2000, the company acquired Jakob Hatteland Electronic AS ("Hatteland"), one of the Nordic region's leading distributors of electronic components. In addition, the company acquired a majority interest in Dicopel S.A. de C.V. ("Dicopel"), one of the largest distributors in Mexico, in July 2000. In October 2000, the company acquired Wyle Components and Wyle Systems (collectively, "Wyle"), part of the electronics distribution businesses of E.ON AG (formerly VEBA AG) and the open computing alliance subsidiary of Merisel, Inc. ("MOCA"), one of the leading distributors of Sun Microsystems products. The company also increased its holdings in both Silverstar Ltd., S.p.A. and Consan Incorporated to 100 percent and acquired an additional 6 percent interest in Scientific and Business Minicomputers, Inc.

The company has made strategic investments in selected Internet start-ups, in addition to its own Internet venture, arrow.com, to tap into certain market segments not reached today. In January 2000, the company acquired an interest in Viacore, Inc., a service provider of an eBusiness hub for business processes between trading partners in the information technology supply chain. In April 2000, the company acquired an interest in eConnections, an internet company which provides supply chain partners with integrated, independent, and custom-tailored solutions to improve communications, cut costs, and enhance margins. In June 2000, the company acquired an interest in Buckaroo.com, an Internet marketplace for the DRAM industry. In October
2000, QuestLink Technology, Inc. and ChipCenter LLC, two e-commerce companies the company had previously invested in, agreed to be merged to form eChips, a sales and marketing channel that serves the global electronics engineering and purchasing communities.

During the fourth quarter of 1999 Arrow introduced arrow.com PRO-Series, a suite of on-line supply chain management tools. PRO-Series gives customers Internet-based, 24 hour access to the company's inventory plus the ability to place, modify, monitor, and manage every order on-line.

The Americas Components is comprised of targeted sales and marketing groups providing tailored solutions to nine distinct customer segments. The Americas Components offers one of the broadest line cards in the industry.

North American Computer Products ("NACP"), formerly Gates/Arrow Distributing, Inc., is a full-line technical distributor of computer systems, peripherals, and software to value-added resellers in the U.S. and Canada.

The company is one of the largest Pan-European electronics components distributor as well as the largest electronics distributor in Northern, Central and Southern Europe. In its Northern European region, the company serves Denmark, Estonia, Finland, Ireland, Norway, Sweden, and the United Kingdom. In its Central European region, the company serves Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Slovenia, and Switzerland, and in its Southern European region the company serves France, Greece, Israel, Italy, Portugal, Spain, and Turkey.

The company is the largest electronics distributor in the Asia/Pacific region. Arrow/Components Agent Limited ("CAL"), Arrow/Strong Electronics ("Strong"), and Arrow/Australia are the region's leading multi-national distributors. CAL, headquartered in Hong Kong, maintains additional facilities in key cities in Singapore, Malaysia, the People's Republic of China, India, Thailand, the Philippines, and South Korea. Strong, headquartered in Taipei, serves customers in Taiwan, South Korea, Singapore, Thailand, and Malaysia. Arrow/Ally also serves customers in Taiwan and Arrow Components (NZ) services customers in New Zealand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 64 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, controllers, and communication control equipment, account for about 20 percent; and the remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

The financial information about the company's reportable segments and foreign and domestic operations can be found in Note 12 of the Notes to Consolidated Financial Statements.

Most manufacturers of electronic components and computer products rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing from a single source multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services such as kitting and memory programming capabilities.
The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve over 200,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include principally VARs and OEMs.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers. No single customer accounted for more than 5 percent of the company's 2000 sales.

The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, from which inside sales personnel with access to pricing and stocking data provided by computer display terminals accept and process orders. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the business' central computer, which provides fully integrated, on-line, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's international operations have similar on-line, real-time computer systems and they can access Arrow's Worldwide Stock Check System, which provides access to the company's on-line, real-time inventory system.

There are over 600 manufacturers whose products are sold by the company. Altera Corporation accounted for approximately 10 percent of the business' purchases. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products presently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 71 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

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

The company and its affiliates employ over 12,200 people worldwide.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

Name                    Age     Position or Office Held
----                    ---     -----------------------

Stephen P. Kaufman      59      Chairman
Francis M. Scricco      51      President and Chief Executive Officer
Robert E. Klatell       55      Executive Vice President, General Counsel,
                                 and Secretary
Sam R. Leno             55      Senior Vice President and Chief Financial
                                 Officer
Betty Jane Scheihing    52      Senior Vice President
Steven W. Menefee       55      Senior Vice President and President of Arrow
                                 Asia
Arthur H. Baer          54      Vice President and President of Arrow Europe
Jan M. Salsgiver        44      Vice President and President of the Americas
                                 Components
Michael J. Long         42      Vice President and President of North
                                 American Computer Products

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Stephen P. Kaufman has been Chairman of the company since May 1994. In addition, he served as Chief Executive Officer from September 1986 to July 2000.

Francis M. Scricco has been Chief Executive Officer since July 2000 and President since June 1999. From September 1997 through July 2000 he served as Chief Operating Officer. Prior thereto he was Executive Vice President since August 1997. From March 1994 through August 1997 he was a Group President at Fischer Scientific International, Inc.

Robert E. Klatell has been Executive Vice President since July 1995 and has served as Senior Vice President, General Counsel, and Secretary of the company for more than five years. He also served as Chief Financial Officer from January 1992 to April 1996 and Treasurer from October 1990 to April 1996.

Sam R. Leno has been Senior Vice President and Chief Financial Officer since March 1999. From July 1995 through February 1999, he served as Executive Vice President and Chief Financial Officer of Corporate Express, Inc.

Betty Jane Scheihing has been a Senior Vice President since May 1996 and served as a Vice President of the company for more than five years prior thereto.

Steven W. Menefee has been a Senior Vice President of the company since July 1995 and served as a Vice President of the company for more than five years prior thereto. In addition, he was appointed President of Arrow Asia in September 1998.

Arthur H. Baer was named President of Arrow Europe and a Vice President of the company in January 2000. Prior to joining the company, he was President of Hudson Valley Publishing, Inc. from February 1998 through December 1999 and President of Xyan, Inc. from April 1996 through February 1998. Prior thereto, he served as Dean of the College of Business Administration at Drexel University from May 1993 through April 1996.

Jan M. Salsgiver has been President of the Americas Components since July 1999. Prior thereto, she served as President of the Arrow Supplier Services Group since its inception in January 1998. Prior thereto, she was President of the Arrow/Schweber Electronics Group since November 1995. In addition, she has been a Vice President of the company for more than five years.

Michael J. Long has been President and Chief Operating Officer of NACP since July 1999. In addition, he has been a Vice President of the company for more than five years and President of Gates/Arrow Distributing since November 1995.

Item 2.  Properties.
         ----------

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company's executive office, a 132,000 square foot facility in Melville, New York, is owned by the company. Including the executive office, eighteen locations are owned throughout the Americas, Europe, and Asia, and another facility has been sold and leased back in connection with the financing thereof. The company occupies over 290 additional locations under leases due to expire on various dates to 2053.
The company believes its facilities are well maintained and suitable for company operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.

                                  PART II


Item 5.  Market Price of the Registrant's Common Equity and Related
         ----------------------------------------------------------
         Stockholder Matters.
         -------------------

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 2000 and 1999 were as follows:

Year                                                High        Low
----                                                ----        ---

2000:
  Fourth Quarter                                  $37-3/16    $22-1/16
  Third Quarter                                    39-7/8      30-3/8
  Second Quarter                                   46          28-1/4
  First Quarter                                    37-1/2      20-1/2

1999:
  Fourth Quarter                                  $26-1/2     $14-3/4
  Third Quarter                                    23-1/8      16-5/8
  Second Quarter                                   19-7/8      14-5/8
  First Quarter                                    26-9/16     13-3/16


Holders

On March 2, 2001, there were approximately 3,200 shareholders of record of the company's common stock.


Dividend History

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


SELECTED FINANCIAL DATA
(In thousands except per share data)

For the year
  ended:                2000       1999(a)      1998       1997(b)      1996
                    -----------  ----------  ----------  ----------  ----------
Sales               $12,959,250  $9,312,625  $8,344,659  $7,763,945  $6,534,577
                    ===========  ==========  ==========  ==========  ==========

Operating income       $784,107    $338,661    $352,504    $374,721    $400,627
                       ========    ========    ========    ========    ========

Net income             $357,931    $124,153    $145,828    $163,656    $202,709
                       ========    ========    ========    ========    ========

Per common share (c)
  Basic                   $3.70       $1.31       $1.53       $1.67       $2.01
                          =====       =====       =====       =====       =====
  Diluted                  3.62        1.29        1.50        1.64        1.98
                          =====       =====       =====       =====       =====

At year-end:
Accounts receivable
  and inventories   $ 5,608,256  $3,083,583  $2,675,612  $2,475,407  $1,947,719
Total assets          7,604,541   4,483,255   3,839,871   3,537,873   2,710,351
Long-term debt        3,027,671   1,533,421   1,047,041     829,827     352,576
Shareholders'
  equity              1,913,748   1,550,529   1,487,319   1,360,758   1,358,482

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

(b) Operating and net income include special charges totaling $59.5 million and $40.4 million after taxes, respectively, associated with the realignment of the North American Components Operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, operating income, net income, and earnings per share on a basic and diluted basis were $434.2 million, $204.1 million, $2.08, and $2.05, respectively.

(c) Per share amounts in 1996 have been restated to reflect the two-for-one stock split effective October 15, 1997.


Item 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report.

Sales

Consolidated sales of $13 billion in 2000 were 39 percent higher than 1999 sales of $9.3 billion. This sales increase was driven by a 61 percent growth in the sales of core components and acquisitions offset, in part, by foreign exchange rate differences, fewer sales of low margin microprocessors (a product segment not considered a part of the company's core business), and market conditions for computer products. Excluding the impact of acquisitions, foreign exchange rate differences, and lower microprocessor sales, sales increased by 34 percent over the prior year.

In 1999, consolidated sales increased to $9.3 billion. This 12 percent sales growth over 1998 was principally due to growth in the worldwide core components operations and acquisitions offset, in part, by fewer sales of low margin microprocessors and foreign exchange rate differences. Excluding the impact of acquisitions, foreign exchange rate differences, and lower microprocessor sales, consolidated revenue increased by 8 percent over the prior year and sales of core components increased by 10 percent. Sales of commercial computer products increased marginally over 1998's level due principally to softening demand and lower average selling prices, offset by increasing unit shipments, as a result of market conditions.

Consolidated sales of $8.3 billion in 1998 were 7 percent higher than 1997 sales of $7.8 billion. This sales growth was due to an approximate $700 million increase in sales of commercial computer products. The worldwide market for electronic components continued to be characterized by product availability well in excess of demand and resultant pressure on average selling prices and gross profit margins resulting in a decline in sales.

Operating Income

Operating income increased to $784.1 million in 2000, compared to $363.2 million in 1999, excluding the integration charge of $24.6 million associated with the acquisition and integration of Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"). This increase in operating income was a result of increased sales in the core components businesses around the world and increased gross profit margins, as well as the full year impact of cost savings resulting from the integration of Richey and EDG offset, in part, by lower sales of computer products and increased spending in the company's Internet business. Operating expenses as a percentage of sales were 9.6 percent, the lowest in the company's history.

In 1999, the company's consolidated operating income decreased to $338.7 million from $352.5 million in 1998, principally as a result of the special charge of $24.6 million. Excluding this integration charge, operating income was $363.2 million. Operating income, excluding the integration charge, increased as a result of higher sales, improved gross profit margins in the core components operations in the latter part of 1999, and improved operating efficiencies resulting from the integration of Richey and EDG into the company offset, in part, by lower gross profit margins in the computer products operations, increased non-cash amortization expense associated with goodwill, investments made in systems, including the Internet, and personnel to support anticipated increases in business activities.

The company's consolidated operating income decreased to $352.5 million in 1998, compared with operating income of $374.7 million in 1997, including special charges of $59.5 million. Excluding the special charges, operating income in 1997 was $434.2 million. The reduction in operating income reflected a decline in the sales of the components business in North America, a further decline in gross margins due to proportionately higher sales of lower margin commercial computer products, and competitive pricing pressures throughout the world offset, in part, by the impact of increased sales and the benefits of continuing economies of scale. Operating expenses as a percent of sales remained consistent with 1997 at 9.7 percent.

Interest Expense

Interest expense of $171.3 million in 2000 increased by $65 million from 1999 as a result of increases in borrowings to fund the company's acquisitions, working capital requirements, capital expenditures, and investments in Internet joint ventures.

In 1999, interest expense increased to $106.3 million from $81.1 million in 1998, reflecting both increases in borrowings to fund acquisitions and investments in working capital.

Interest expense of $81.1 million in 1998 increased by $14 million from the 1997 level, reflecting increases in borrowings associated with acquisitions and investments in working capital.

Income Taxes

The company recorded a provision for taxes at an effective tax rate of 40.7 percent in 2000 compared with 43 percent, excluding the integration charge, in 1999. The lower rate for 2000 is due to the company's significantly increased operating income, which lowered the negative effect of non-deductible goodwill amortization on the company's effective tax rate.

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

Net Income

Net income in 2000 was $357.9 million, an increase from $124.2 million in 1999 ($140.6 million excluding the integration charge). The increase in net income is a result of increased sales, improved gross profit margins, and continued expense control offset, in part, by higher levels of interest expense.

In 1999, the company's net income decreased to $124.2 million from $145.8 million in 1998. Excluding the integration charge, net income was $140.6 million. The decrease in net income, excluding the integration charge, was primarily attributable to an increase in operating income and a decrease in minority interest, offset by an increase in interest expense.

Net income in 1998 was $145.8 million, a decrease from $204.1 million, before the special charges of $59.5 million ($40.4 million after taxes), in 1997. The decrease in net income is attributable to lower operating income and increases in interest expense.

Liquidity and Capital Resources

The company maintains a significant investment in accounts receivable and inventories. Consolidated current assets, as a percentage of total assets, were approximately 76 percent and 70 percent in 2000 and 1999, respectively.

In 2000, working capital increased by 74 percent, or $1.36 billion, compared with 1999. Excluding the impact of acquisitions, working capital increased by 28 percent, or $508 million, due to increased sales and higher working capital requirements.

The net amount of cash used for operating activities in 2000 was $336.4 million, principally resulting from increased accounts receivable and inventories offset, in part, by increased payables and earnings for the year. The net amount of cash used for investing activities was $1.4 billion, including $1.2 billion primarily for the acquisitions of Wyle Electronics and Wyle Systems (collectively, "Wyle"), the open computing alliance subsidiary of Merisel, Inc. ("MOCA"), Jakob Hatteland Electronic AS ("Hatteland"), and Tekelec Europe ("Tekelec"), and $80.2 million for various capital expenditures. The net amount of cash provided by financing activities was $1.7 billion, primarily reflecting the issuance of senior debentures, borrowings under the company's commercial paper program, and various short-term borrowings.

In February 2001, the company entered into a 364-day $625 million credit facility which expires in February 2002 and a three-year revolving credit agreement providing up to $625 million of available credit. These credit facilities replaced the previously existing 364-day credit facility and the global multi-currency credit facility.

In addition, during the first quarter of 2001, the company completed the sale of $1.5 billion principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity of 4% per annum and may be converted into the company's common stock at a conversion price of $37.83 per share. The company may redeem all or part of the convertible debentures at any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the debentures on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of approximately $672 million were used to repay short-term debt.

Working capital increased by $138 million, or 8 percent, in 1999 compared with 1998. This increase was due to increased sales, higher working capital requirements, and acquisitions.

The net amount of cash used for the company's operating activities in 1999 was $33.5 million, principally reflecting increased customer receivables due to accelerated sales growth in the fourth quarter offset, in part, by earnings for the year. The net amount of cash used for investing activities was $543.3 million, including $459.1 million for the acquisitions of Richey, EDG, Industrade AG, interests in the Elko Group and Panamericana Comercial Importadora, S.A., the remaining interests in Spoerle Electronic and Support Net, Inc., and an additional interest in Scientific and Business Minicomputers, Inc. (SBM), as well as certain Internet-related investments, and $84.2 million for various capital expenditures. The net amount of cash provided by financing activities was $479.1 million, reflecting borrowings under the company's commercial paper program, the issuance of the company's floating rate notes, and credit facilities offset, in part, by the repayment of Richey's 7% convertible subordinated notes and debentures, 8.29% senior debentures, and distributions to partners.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 2000 as compared with 1999, 2000 sales and operating income would have been $466 million and $44 million higher, respectively, than the actual results for 2000.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At December 31, 2000, approximately 48 percent of the company's debt was subject to fixed rates and 52 percent of its debt was subject to variable rates. Interest expense would fluctuate by approximately $12 million if average interest rates had changed by one percentage point in 2000. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


Item 8.  Financial Statements.
         --------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                    /s/ ERNST & YOUNG LLP

New York, New York
February 13, 2001, except for paragraph 11 of Note 4, as to which date is
March 1, 2001


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


/s/ Francis M. Scricco
----------------------
Francis M. Scricco
President and Chief Executive Officer


/s/ Sam R. Leno
---------------
Sam R. Leno
Senior Vice President and
 Chief Financial Officer


                            ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)




                                             Years Ended December 31,
                                      ---------------------------------------
                                          2000          1999          1998
                                          ----          ----          ----
Sales                                 $12,959,250    $9,312,625    $8,344,659
                                      -----------    ----------    ----------
Costs and expenses:
  Cost of products sold                10,925,309     8,011,419     7,183,413
  Selling, general, and
    administrative expenses             1,159,583       866,861       756,770
  Depreciation and amortization            90,251        71,124        51,972
  Integration charge                            -        24,560             -
                                      -----------    ----------    ----------
                                       12,175,143     8,973,964     7,992,155
                                      -----------    ----------    ----------

Operating income                          784,107       338,661       352,504

Equity in earnings (losses)
  of affiliated companies                  (2,640)       (1,107)          937

Interest expense, net                     171,336       106,349        81,126
                                      -----------    ----------    ----------
Earnings before income taxes
  and minority interest                   610,131       231,205       272,315

Provision for income taxes                248,195       101,788       115,018
                                      -----------    ----------    ----------
Earnings before minority interest         361,936       129,417       157,297

Minority interest                           4,005         5,264        11,469
                                      -----------    ----------    ----------
Net income                            $   357,931    $  124,153    $  145,828
                                      ===========    ==========    ==========

Per common share:
    Basic                                   $3.70         $1.31         $1.53
                                            =====         =====         =====
    Diluted                                  3.62          1.29          1.50
                                            =====         =====         =====

Average number of common shares
  outstanding:
    Basic                                  96,707        95,123        95,397
                                           ======        ======        ======
    Diluted                                98,833        96,045        97,113
                                           ======        ======        ======


                           See accompanying notes.


                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                           (Dollars in thousands)


                                                           December 31,
                                                     -----------------------
                                                         2000         1999
                                                         ----         ----
ASSETS

Current assets:
  Cash and short-term investments                    $   55,546   $   44,885
  Accounts receivable, less allowance for doubtful
    accounts ($108,142 in 2000 and $32,338 in 1999)   2,635,595    1,638,654
  Inventories                                         2,972,661    1,444,929
  Prepaid expenses and other assets                     100,408       29,469
                                                     ----------   ----------
Total current assets                                  5,764,210    3,157,937
                                                     ----------   ----------

Property, plant and equipment at cost
  Land                                                   40,892       17,638
  Buildings and improvements                            167,194      114,158
  Machinery and equipment                               319,305      257,841
                                                     ----------   ----------
                                                        527,391      389,637
  Less accumulated depreciation and amortization       (210,932)    (165,987)
                                                     ----------   ----------
                                                        316,459      223,650
                                                     ----------   ----------

Investments in affiliated companies                      35,885       52,233
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($145,014 in 2000
  and $113,762 in 1999)                               1,237,099      960,770
Other assets                                            250,888       88,665
                                                     ----------   ----------
                                                     $7,604,541   $4,483,255
                                                     ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                   $1,567,631   $  805,468
  Accrued expenses                                      473,984      263,216
  Short-term borrowings, including current
    maturities of long-term debt                        529,261      255,977
                                                     ----------   ----------
Total current liabilities                             2,570,876    1,324,661
                                                     ----------   ----------

Long-term debt                                        3,027,671    1,533,421
Other liabilities                                        92,246       74,644

Shareholders' equity:
  Common stock, par value $1:
     Authorized--160,000,000 and 120,000,000
       shares in 2000 and 1999, respectively
     Issued--103,816,792 and 102,949,640
       shares in 2000 and 1999, respectively            103,817      102,950
  Capital in excess of par value                        529,376      501,379
  Retained earnings                                   1,596,910    1,238,979
  Foreign currency translation adjustment              (160,914)     (95,295)
                                                     ----------   ----------
                                                      2,069,189    1,748,013
  Less: Treasury stock (5,405,918 and 7,004,349
          shares in 2000 and 1999, respectively),
          at cost                                      (144,569)    (187,269)
        Unamortized employee stock awards               (10,872)     (10,215)
                                                     ----------   ----------
Total shareholders' equity                            1,913,748    1,550,529
                                                     ----------   ----------
                                                     $7,604,541   $4,483,255
                                                     ==========   ==========

                           See accompanying notes.


                                ARROW ELECTRONICS, INC.
                        CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (In thousands)

                                                 Years Ended December 31,
                                          -----------------------------------
                                               2000        1999        1998
                                               ----        ----        ----
Cash flows from operating activities:
  Net income                              $   357,931   $ 124,153   $ 145,828
  Adjustments to reconcile net income
    to net cash provided by (used for)
    operations:
      Minority interest in earnings             4,005       5,264      11,469
      Depreciation and amortization            99,478      78,635      55,101
      Equity in (earnings) losses of
        affiliated companies                    2,640       1,107        (937)
      Deferred income taxes                   (30,348)    (11,318)     19,661
      Integration charge                            -      24,560           -
      Change in assets and liabilities,
        net of effects of acquired
        businesses:
          Accounts receivable                (326,371)   (242,370)    (38,792)
          Inventories                        (958,622)    (15,568)    (33,490)
          Prepaid expenses and other
            assets                            (43,168)       (236)     10,785
          Accounts payable                    490,009      (8,735)    (17,049)
          Accrued expenses                    107,064      20,412     (88,808)
          Other                               (39,065)     (9,395)    (20,164)
                                          -----------   ---------   ---------
  Net cash provided by (used for)
    operating activities                     (336,447)    (33,491)     43,604
                                          -----------   ---------   ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                 (80,164)    (84,249)    (59,006)
  Cash consideration paid for acquired
    businesses                             (1,221,261)   (428,969)    (67,521)
  Issuance of note receivable                 (50,000)          -           -
  Investments in affiliates                   (36,182)    (30,127)     (3,078)
                                          -----------   ---------   ---------
  Net cash used for investing activities   (1,387,607)   (543,345)   (129,605)
                                          -----------   ---------   ---------
Cash flows from financing activities:
  Change in short-term borrowings           1,263,561      90,804      (4,850)
  Change in credit facilities                (421,081)    224,683    (223,127)
  Proceeds from long-term debt                868,923     298,103     445,665
  Repayment of long-term debt                       -     (97,833)    (25,411)
  Proceeds from exercise of stock options      27,989       1,282       7,504
  Distributions to minority partners                -     (37,852)    (18,227)
  Purchases of common stock                      (321)       (100)    (50,129)
                                          -----------   ---------   ---------
  Net cash provided by financing
    activities                              1,739,071     479,087     131,425
                                          -----------   ---------   ---------
Effect of exchange rate changes on cash        (4,356)    (16,290)     (3,964)
                                          -----------   ---------   ---------
Net increase (decrease) in cash and
  short-term investments                       10,661    (114,039)     41,460

Cash and short-term investments at
  beginning of year                            44,885     158,924     112,665

Cash and short-term investments of
  acquired affiliate                                -           -       4,799
                                          -----------   ---------   ---------
Cash and short-term investments at end
  of year                                 $    55,546   $  44,885   $ 158,924
                                          ===========   =========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Income taxes                        $   138,686   $  47,145   $  88,718
      Interest                                148,076     105,239      81,500


                               See accompanying notes.

                         ARROW ELECTRONICS, INC.
                CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                              (In thousands)



           Common                       Foreign            Unamortized
            Stock Capital in           Currency            Employee
           at Par Excess of  Retained Translation Treasury Stock Awards
            Value Par Value  Earnings  Adjustment  Stock   and Other    Total
           ------ ---------- -------- ----------- -------- ------------ -----
Balance at
 December
 31, 1997 $102,950 $506,656   $968,998  $(35,881)$(164,207) $(17,758)$1,360,758

Net income       -        -    145,828         -         -         -    145,828
Translation
 adjustments     -        -          -    12,233         -         -     12,233
                                                                     ----------
 Comprehensive
  income                                                                158,061
                                                                     ----------
Exercise of
 stock options   -   (2,777)         -         -    10,281         -      7,504
Tax benefits
 related to
 exercise of
 stock options   -    1,619          -         -         -         -      1,619
Restricted stock
 awards, net     -      503          -         -     5,766    (6,269)         -
Amortization
 of employee
 stock awards    -        -          -         -         -     9,497      9,497
Purchases of
 common stock    -        -          -         -   (50,129)        -    (50,129)
Other            -        1          -         -         8         -          9
          -------- -------- ----------  -------- ---------  -------- ----------
Balance at
 December
 31, 1998 $102,950 $506,002 $1,114,826  $(23,648)$(198,281) $(14,530)$1,487,319

Net income       -        -    124,153         -         -         -    124,153
Translation
 adjustments     -        -          -   (71,647)        -         -    (71,647)
                                                                     ----------
 Comprehensive
  income                                                                 52,506
                                                                     ----------
Exercise of
 stock options   -   (1,259)         -         -     2,541         -      1,282
Tax benefits
 related to
 exercise of
 stock options   -      189          -         -         -         -        189
Restricted stock
 awards, net     -   (3,921)         -         -     8,571    (4,650)         -
Amortization
 of employee
 stock awards    -        -          -         -         -     8,965      8,965
Other            -      368          -         -      (100)        -        268
          -------- -------- ----------  -------- ---------  -------- ----------
Balance at
 December
 31, 1999 $102,950 $501,379 $1,238,979  $(95,295)$(187,269) $(10,215)$1,550,529

Net income       -        -    357,931         -         -         -    357,931
Translation
 adjustments     -        -          -   (65,619)        -         -    (65,619)
                                                                     ----------
 Comprehensive
  income                                                                292,312
                                                                     ----------
Exercise of
 stock options   -   (7,387)         -         -    35,376         -     27,989
Tax benefits
 related to
 exercise of
 stock options   -    7,212          -         -         -         -      7,212
Restricted
 stock awards,
 net            17     (743)         -         -     7,645    (6,919)         -
Amortization
 of employee
 stock awards    -        -          -         -         -     6,262      6,262
Issuance of
 common stock  850   28,836          -         -         -         -     29,686
Other            -       79          -         -      (321)        -       (242)
          -------- -------- ---------- --------- ---------  -------- ----------
Balance at
 December
 31, 2000 $103,817 $529,376 $1,596,910 $(160,914)$(144,569) $(10,872)$1,913,748
          ======== ======== ========== ========= =========  ======== ==========


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

Property, Plant and Equipment
-----------------------------

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method for financial reporting purposes and on accelerated methods for tax reporting purposes. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Cost in Excess of Net Assets of Companies Acquired
--------------------------------------------------

The cost in excess of net assets of companies acquired is being amortized on a straight-line basis over periods of 20 to 40 years. Management reassesses the carrying value and remaining life of the excess cost over fair value of net assets of companies acquired on an ongoing basis. Whenever events indicate that the carrying values are impaired, the excess cost over fair value of those assets is adjusted appropriately. As of December 31, 2000, management believes there is no impairment with respect to these assets.

                          ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Foreign Currency Translation
----------------------------

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

Earnings Per Share ("EPS")
--------------------------

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

Segment Reporting
-----------------

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision makers in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments, the distribution of electronic components and the distribution of computer products.

Revenue Recognition
-------------------

The company recognizes revenue when customers' orders are shipped.

Software Development Costs
--------------------------

The company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. The company capitalized $21,945,000 and $23,933,000 of computer software costs in 2000 and 1999, respectively. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three years.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." As its effective date was deferred, the company will adopt the new Statement as of January 1, 2001. The Statement will require the company to recognize all derivatives on the balance sheet at fair value. Gains and losses resulting from changes in the value of the derivatives would be accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Due to the company's limited use of derivative financial


                             ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


instruments, adoption of Statement No. 133 is not expected to have a significant effect on the company's consolidated results of operations or financial position.

2.  Acquisitions

During 2000, the company acquired California-based Wyle Electronics and Wyle Systems (collectively, "Wyle"), part of the electronics distribution businesses of Germany-based E.ON AG (formerly VEBA AG), and the open computing alliance subsidiary of Merisel, Inc. ("MOCA"), one of the leading distributors of Sun Microsystems products in North America. In addition, the company acquired Tekelec Europe ("Tekelec"), one of Europe's leading distributors of high-tech components and systems, and Jakob Hatteland Electronic AS ("Hatteland"), one of the Nordic region's leading distributors of electronic components. The company also acquired a majority interest in the electronics distribution business of Rapac Electronics Ltd., one of the leading electronics distribution groups in Israel, and Dicopel S.A. de C.V., one of the largest electronic distributors in Mexico. The company increased its holdings in both Silverstar Ltd. S.p.A. and Consan Incorporated to 100 percent, and acquired an additional 6 percent interest in Scientific and Business Minicomputers, Inc. ("SBM"). The aggregate cost of these acquisitions was $1,249,015,000, which includes 775,000 shares of the company's common stock valued at $27,754,000.

A summary of the allocation of the aggregate consideration paid for the aforementioned acquisitions, excluding amounts paid for increases in majority holdings, to the fair market value of assets acquired and liabilities assumed is as follows (in thousands):

Current assets:
  Accounts receivable, net of
    allowance for doubtful accounts
    of $55,192                           $697,847
  Inventories                             595,282
  Other                                    32,389              $1,325,518
                                         --------

Property, plant and equipment                                     101,812
Cost in excess of net assets
  of companies acquired                                           348,764
Other assets                                                       25,238
                                                               ----------
                                                               $1,801,332
                                                               ----------
Current liabilities:
  Accounts payable                       $306,831
  Accrued expenses                        164,883              $  471,714
                                         --------

Long-term debt                                                     65,522
Other                                                              27,876
                                                               ----------
                                                               $  565,112
                                                               ----------
Net consideration paid                                         $1,236,220
                                                               ==========

Set forth below is the unaudited pro forma combined summary of operations for the years ended December 31, 2000 and 1999 as though the acquisitions made during 2000 and 1999 occurred on January 1, 1999 (in thousands except per share data):

                            ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                             2000                 1999(a)
                                             ----                 -------
Sales                                    $15,943,194            $12,638,457
Operating income                             907,923                402,174
Earnings before income taxes
  and minority interest                      655,392                189,987
Net income                                   385,418                 93,590

Per common share:
   Basic                                       $3.97                   $.98
   Diluted                                      3.89                    .97

Average number of common shares
  outstanding:
   Basic                                      97,058                 95,898
   Diluted                                    99,184                 96,820

(a) Excluding the charge associated with the acquisition and integration of Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"), pro forma operating income, income before income taxes and minority interest, net income, and earnings per share on a basic and diluted basis would have been $426,700,000, $214,500,000, $110,100,000, $1.15, and $1.14, respectively.

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 1999 or of those results which may be obtained in the future. The company has achieved costs savings from the acquisition of Richey and EDG and expects to achieve further substantial cost savings from the combination of its acquisitions. The anticipated cost savings have not been reflected in the unaudited pro forma combined summary of operations. In addition, the unaudited pro forma combined summary does not reflect any sales attrition which may result from the combinations.

The unaudited pro forma combined summary of operations includes the effects of the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the periods presented. In addition, the summary of operations includes amortization of the cost in excess of net assets of companies acquired in connection with the acquisitions as if they had been acquired from the beginning of the periods presented.

In 2000, the company recorded $31,354,000 as cost in excess of net assets of companies acquired to integrate Wyle into the company. Of the amount recorded, $9,770,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $7,390,000 represented costs associated with severance and other personnel costs, $7,890,000 represented professional fees principally related to investment banking and legal and accounting services, and $6,304,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company. Of the total amount recorded, $9,109,000 has been spent to date. Approximately $6,900,000 of the remaining amount relates to severance and other personnel costs to be paid in 2001, $9,500,000 relates to vacated facilities leased with expiration dates through 2005, and the balance relates to various license and maintenance agreement obligations, with various expiration dates through 2003, and other costs associated with the integration of Wyle into the company. In the first quarter of 2001, the company expects to record a special charge of not more than $10,000,000 before taxes related to the integration of Wyle into the company.

                         ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In connection with certain acquisitions, the company may be required to make additional payments that are contingent upon the acquired businesses achieving certain operating goals. During 2000, the company made additional payments of $2,365,000, which have been capitalized as cost in excess of net assets of companies acquired.

During 1999, the company acquired Richey, a leading specialty distributor of interconnect, electromechanical, and passive electronic components and provider of related value-added services to customers throughout North
America, and EDG, one of the ten largest distributors of electronic components in North America. In addition, during 1999 the company acquired a two-thirds interest in Panamericana Comercial Importadora, S.A., the largest distributor of electronic components in Brazil, and a 70 percent interest in the Elko Group, the largest distributor of electronic components in Argentina. The company also increased its holdings in Spoerle Electronic Handelsgesellschaft mbH ("Spoerle") and Support Net, Inc. to 100 percent and acquired an additional 4 percent interest in SBM. Also during 1999 Spoerle acquired Industrade AG, one of Switzerland's leading distributors of electronic components and related products. The aggregate cost of these acquisitions was $428,969,000.

In 1999, the company recorded a special charge of $24,560,000 related to the acquisition and integration of Richey and EDG. The company also recorded an additional $38,241,000, as adjusted, as cost in excess of net assets of companies acquired. Of the total amount recorded, $30,301,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $12,442,000 represented costs associated with severance and other personnel costs, $14,662,000 represented costs associated with outside resources related to the conversion of systems, professional fees principally related to legal and accounting services, and certain other costs of the integration of these businesses into the company, and $5,396,000 represented the write-down of inventories to estimated fair value and supplier termination costs. Of the expected $54,700,000 to be spent in cash in connection with the acquisition and integration of Richey and EDG, $33,090,000 has been spent to date. The remaining $21,610,000 principally relates to vacated facilities leased with various expiration dates through 2010.

It is not anticipated that the integration related items will have a significant impact upon cash flow in any one particular year.

The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. The preliminary purchase price allocations for the 2000 acquisitions are subject to adjustment in 2001 when finalized. For financial reporting purposes, the acquisitions are accounted for as purchase transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consolidated results of the company in 2000 include these companies from their respective dates of acquisition. The aggregate consideration paid for all acquisitions exceeded the net assets acquired by $356,488,000 and $303,326,000 in 2000 and 1999, respectively.

3.  Investments

During 2000, the company entered into three new e-commerce ventures. At December 31, 2000, the company held an interest in eConnections, which serves suppliers, distributors, OEMs, and other members of the electronics supply chain continuum by providing them with integrated, independent, and custom-tailored solutions, improving communications, cutting costs, and enhancing margins. In addition, the company acquired an interest in Viacore, Inc., an eBusiness service provider of a reliable and transparent eBusiness hub for business processes between trading partners in the information technology


                          ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


supply chain, and an interest in Buckaroo.com, an Internet marketplace for the DRAM industry. These investments are accounted for using the cost method.

In October 2000, QuestLink Technology, Inc. and ChipCenter LLC, two e-commerce companies the company had previously invested in, agreed to be merged to form eChips, a sales and marketing channel that serves the global electronics engineering and purchasing communities. This investment is accounted for using the equity method.

During 1999, the company acquired an interest in VCE Virtual Chip Exchange, Inc. ("VCE"), an Internet marketplace for electronic components. VCE matches buyers with sellers and provides its members with supporting services such as real-time market availability and pricing information by device type or technology. This investment is accounted for using the equity method. The company also acquired an interest in QuestLink Technology, Inc., a technical design resource for engineers and an interest in Technologies Interactives Mediagrif Inc. These investments are accounted for using the cost method.

In addition, the company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, Japan's largest independent components distributor and a 50 percent interest in Altech Industries (Pty) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. These investments are accounted for using the equity method.

4. Debt

During 2000, the company's revolving credit agreement (the "global multi-currency credit agreement"), as then amended, provided up to $650,000,000 of available credit with a maturity date of September 2001. The interest rate for loans under this facility was at the applicable eurocurrency rate (6.56125% for U.S. dollar denominated loans at December 31, 2000) plus a margin of .225%. The company pays the banks a facility fee of .125% per annum.

In March 2000, the company entered into a 364-day $550,000,000 credit facility which expires in March 2001. There were no outstanding borrowings under this facility at December 31, 2000.

In October 2000, the company issued the following series of senior debentures to finance the acquisition of Wyle, with the proceeds in excess of the applicable purchase price utilized for general corporate purposes (in thousands):

  Floating rate notes, due 2001            $200,000
  8.2% senior debentures, due 2003          425,000
  8.7% senior debentures, due 2005          250,000
  9.15% senior debentures, due 2010         200,000

The floating rate notes bear interest at LIBOR plus 1% with interest payable on a quarterly basis.

In December 2000, the company entered into a $400,000,000 short-term credit facility scheduled to mature on March 19, 2001 which, under certain conditions, could be extended at the company's option to June 19, 2001.

In November 1999, the company established a commercial paper program, providing for the issuance of up to $1,000,000,000 in aggregate maturity value of commercial paper. Interest rates on outstanding commercial paper borrowings as of December 31, 2000, ranged from 6.96% to 7.65% with an effective average rate of 7.35%.

                            ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, short-term debt consisted of the following (in thousands):

                                                    2000             1999
                                                    ----             ----

  Floating rate notes                          $   200,000         $120,000
  Global multi-currency facility                   388,069                -
  Short-term credit facility                       400,000                -
  Commercial paper                                 541,366                -
  Money market loan                                 41,000                -
  Other short-term borrowings                      255,665          110,977
                                               -----------         --------
                                                 1,826,100          230,977
  Current maturities of long-term debt                   -           25,000
  Less debt refinanced                          (1,296,839)               -
                                               -----------         --------
                                               $   529,261         $255,977
                                               ===========         ========

Other short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2000 and 1999 were 5.5% and 4.8%, respectively.

Long-term debt consisted of the following at December 31 (in thousands):

                                                    2000             1999
                                                    ----             ----

  6.45% senior notes, due 2003                  $  249,915       $  249,885
  8.2% senior debentures, due 2003                 424,796                -
  8.7% senior debentures, due 2005                 249,995                -
  7% senior notes, due 2007                        198,477          198,227
  9.15% senior debentures, due 2010                199,967                -
  6 7/8% senior debentures, due 2018               196,357          196,148
  7 1/2% senior debentures, due 2027               196,351          196,211
  Global multi-currency credit facility                  -          381,726
  Commercial paper                                       -          298,123
  8.29% senior notes                                     -           25,000
  Other obligations with various
    interest rates and due dates                    14,974           13,101
  Short-term debt refinanced                     1,296,839                -
                                                ----------       ----------
                                                 3,027,671        1,558,421
  Less installments due within one year                  -          (25,000)
                                                ----------       ----------
                                                $3,027,671       $1,533,421
                                                ==========       ==========

The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 6 7/8% senior debentures, 6.45% senior notes, 8.2% senior debentures, 8.7% senior debentures, and 9.15% senior debentures may be prepaid at the option of the company subject to a "make whole" clause. The 8.29% senior notes were repaid in December 2000.

In February 2001, the company entered into a 364-day $625,000,000 credit facility (the "364-day facility") which expires in February 2002 and a three-year revolving credit agreement providing up to $625,000,000 of available credit. These credit facilities replaced the previously existing 364-day credit facility and the global multi-currency credit facility. The 364-day facility and three-year revolving credit facility bear interest at the applicable eurocurrency rate plus a margin of .75% and .725%, respectively.
The company pays the banks a facility fee of .125% and .15% per annum, respectively, related to the 364-day facility and three-year revolving credit facility. In addition, during the first quarter of 2001, the company completed the sale of $1,523,750,000 principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity of 4% per annum and may be converted into the company's common stock at a conversion price of $37.83 per share. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on

                             ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


February 21, 2006, 2011, or 2016. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. The net proceeds of approximately $672,000,000 were used to repay short-term debt. The consolidated balance sheet has been restated to reflect the reclassification of certain short-term debt to long-term as a result of the debt refinancing subsequent to December 31, 2000.

At December 31, 2000, the estimated fair market value of the 7% senior notes was 93 percent of par, the 7 1/2% senior debentures was 78 percent of par, the 6 7/8% senior debentures was 77 percent of par, the 6.45% senior notes was 95 percent of par, the 8.2% senior debentures was 98 percent of par, the 8.7% senior debentures was 102 percent of par, and the 9.15% senior debentures was 102 percent of par. The balance of the company's borrowings approximate their fair value.

Annual payments of borrowings during each of the years 2001 through 2005, reflecting the refinancing, are $529,261,000, $4,222,000, $675,359,000,
$625,608,000, and $250,474,000, respectively, and $1,472,008,000 for all years thereafter.

The three-year revolving credit facility, the 364-day facility, the short-term credit facility, and the senior notes and debentures limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

5.  Income Taxes

The provision for income taxes for the years ended December 31 consists of the following (in thousands):

                                         2000          1999           1998
                                         ----          ----           ----
Current
-------
  Federal                             $105,007      $ 42,189       $ 46,449
  State                                 25,350         9,968         11,373
  Foreign                              144,892        40,014         35,796
                                      --------      --------       --------
                                       275,249        92,171         93,618
                                      --------      --------       --------
Deferred
--------
  Federal                               (5,044)        8,922         15,667
  State                                 (1,253)        2,144          3,815
  Foreign                              (20,757)       (1,449)         1,918
                                      --------      --------       --------
                                       (27,054)        9,617         21,400
                                      --------      --------       --------
                                      $248,195      $101,788       $115,018
                                      ========      ========       ========

The principal causes of the difference between the U.S. statutory and effective income tax rates for the years ended December 31 are as follows (in thousands):

                                         2000          1999           1998
                                         ----          ----           ----

Provision at statutory rate           $213,546      $ 80,921       $ 95,311
State taxes, net of federal
  benefit                               15,663         7,873          9,872
Foreign tax rate differential            4,953         2,860            858
Non-deductible goodwill                  8,537         6,904          4,704
Other                                    5,496         3,230          4,273
                                      --------      --------       --------
                                      $248,195      $101,788       $115,018
                                      ========      ========       ========

                          ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


For financial reporting purposes, income before income taxes attributable to the United States was $277,188,000 in 2000, $131,007,000 in 1999, and
$183,048,000 in 1998 and income before income taxes attributable to foreign operations was $332,943,000 in 2000, $100,198,000 in 1999, and $89,267,000 in
1998.

The significant components of the company's deferred tax assets at December 31, which are included in prepaid expenses and other assets, are as follows
(in thousands):

                                        2000            1999
                                        ----            ----

Inventory reserves                   $ 36,625         $13,642
Allowance for doubtful accounts        26,171           4,376
Accrued expenses                        6,092           2,187
Integration reserves                   57,361          27,101
Other                                   2,824            (738)
                                     --------         -------
                                     $129,073         $46,568
                                     ========         =======

Deferred tax liabilities, which are included in other liabilities, were $20,995,000 and $39,474,000 at December 31, 2000 and 1999, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the company's German assets and liabilities for tax and financial reporting purposes.

6.  Shareholders' Equity

In October 2000, the shareholders approved an amendment to the certificate of incorporation to increase the number of authorized shares of common stock from 120,000,000 shares to 160,000,000 shares.

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

                         ARROW ELECTRONICS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.  Earnings Per Share

The following table sets forth the calculation of basic and diluted earnings per share ("EPS") for the years ended December 31 (in thousands):

                                            2000          1999          1998
                                            ----          ----          ----

Net income                               $357,931      $124,153(a)   $145,828
                                         ========      ========      ========

Weighted average common shares
  outstanding for basic EPS                96,707        95,123        95,397
Net effect of dilutive stock
  options and restricted stock awards       2,126           922         1,716
                                         --------      --------      --------
Weighted average common shares
  outstanding for diluted EPS              98,833        96,045        97,113
                                         ========      ========      ========

Basic EPS                                   $3.70         $1.31(a)      $1.53
                                            =====         =====         =====
Diluted EPS                                 $3.62         $1.29(a)      $1.50
                                            =====         =====         =====

(a) Net income includes a special charge totaling $24,560,000 ($16,480,000 after taxes) related to the company's acquisition and integration of Richey and EDG. Excluding the integration charge, net income and net income per share on a basic and diluted basis were $140,633,000, $1.48, and $1.46, respectively.

8.  Employee Stock Plans

Restricted Stock Plan
---------------------

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 3,960,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 211,200 shares of common stock to 115 key employees in early 2001 in respect of 2000, 134,784 shares of common stock to 43 key employees during 2000, 182,525 shares of common stock to 106 key employees in early 2000 in respect of 1999, 325,750 shares of common stock to 114 key employees during 1999, and 215,400 shares of common stock to 140 key employees during 1998.

Forfeitures of shares awarded under the Plan were 31,624, 10,335, and 7,359 during 2000, 1999, and 1998, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plans
------------------

Under the terms of various Arrow Electronics, Inc. Stock Option Plans (the "Option Plans"), both nonqualified and incentive stock options for an aggregate of 21,500,000 shares of common stock were authorized for grant to directors and key employees at prices determined by the board of directors at its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options granted under the plans after May 1997 become exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

                        ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Included in the 1999 options granted are the options converted in January 1999 relating to the acquisition of Richey. The options converted on January 7, 1999 totaled 233,381, with a weighted average exercise price of $21.17 per share.

In October 1997, all employees of the North American operations below the level of vice president were granted a special award of stock options totaling 1,255,320 at the then market price of the company's stock as an incentive related to the realignment of the North American Components Operations ("NACO"). In December 1998, the board of directors approved the repricing of the remaining unforfeited options, totaling 1,050,760, reducing the exercise price from $27.50 to $22.5625.

The following information relates to the Option Plans for the years ended December 31:

                            Average             Average                Average
                           Exercise            Exercise               Exercise
                   2000     Price       1999    Price        1998       Price
                ---------  --------  --------- --------   ---------   --------
Options outstanding
  at beginning
  of year       9,846,680    $21.90  7,562,149   $23.41   8,231,809     $24.00
Granted         2,327,764     27.55  2,914,601    18.20     131,120 (a)  25.87
Exercised      (1,324,321)    21.09    (93,956)   13.60    (375,501)     19.96
Forfeited        (444,508)    22.96   (536,114)   24.51    (425,279)(a)  26.53
                ---------            ---------            ---------
Options outstanding
  at end of
  year         10,405,615    $23.22  9,846,680   $21.90   7,562,149     $23.41
               ==========            =========            =========
Prices per share of
  options outstanding   $5.94-41.25         $1.81-34.00            $1.81-34.00

Options available for future grant:
  Beginning of
    year        5,533,128            7,255,214            6,962,805
  End of year   3,622,944            5,533,128            7,255,214

(a) Excludes 1,050,760 options granted in October 1997 to all employees of the North American operations below the level of vice president and repriced on December 14, 1998 from $27.50 to $22.5625.

The following table summarizes information about stock options outstanding at December 31, 2000:

                      Options Outstanding                Options Exercisable
            ----------------------------------------   ----------------------
                             Weighted       Weighted                 Weighted
  Maximum                    Average        Average                  Average
  Exercise    Number        Remaining       Exercise     Number      Exercise
   Price    Outstanding   Contractual Life   Price     Exercisable    Price
  --------  -----------   ----------------  --------   -----------   --------

   $20        1,978,948      72 months       $15.65     1,077,313    $15.68
    25        3,767,965      78 months        21.23     2,533,844     21.43
    30        3,386,458     100 months        26.43     1,338,384     26.17
    35+       1,272,244      89 months        32.34       725,925     31.92
             ----------                                 ---------
    All      10,405,615      85 months       $23.22     5,675,466    $22.80
             ==========                                 =========

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plans.

                         ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Had stock-based compensation costs been determined as prescribed by SFAS No. 123, "Accounting for Stock-Based Compensation," net income would have been reduced by $6,144,000 ($.08 per share on a diluted basis) in 2000, $4,143,000 ($.03 per share on a diluted basis) in 1999, and $6,650,000 ($.04 per share on a diluted basis) in 1998.

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant during 2000, 1999, and 1998 was $12.25, $7.07, and $8.35, per share, respectively. The weighted average fair value was estimated using the following assumptions:

                                             2000          1999          1998
                                             ----          ----          ----

Expected life (months)                         48            48            48
Risk-free interest rate (percent)             5.5           5.8           5.4
Expected volatility (percent)                  50            40            31

There is no expected dividend yield.

Stock Ownership Plan
--------------------

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 2000, 1999, and 1998 amounted to $8,128,000, $6,810,000, and $5,531,000, respectively.

9.  Employee Benefit Plans

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $7,279,000, $5,801,000, and $4,387,000, in 2000, 1999, and 1998, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $2,510,000, $2,056,000, and $1,813,000 in 2000, 1999, and 1998, respectively. As a result of the Wyle acquisition, the company has an additional defined contribution 401(k) plan for Wyle employees. This plan is expected to be merged with the company's 401(k) plan on April 2, 2001. The company's contribution in respect of 2000 includes $386,000 for contributions made to the Wyle 401(k) plan since acquisition.

The company maintains an unfunded supplemental retirement plan for certain executives. The board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.
Wyle also sponsored a supplemental executive retirement plan for certain of its executives. Benefit accruals for the Wyle plan have been frozen as of December 31, 2000. Expenses relating to the plans were $4,597,000, $2,150,000, and $2,367,000 for the years ended December 31, 2000, 1999, and 1998, respectively. Included in the 2000 amount is $147,000 relating to the Wyle plan since acquisition.

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan have been frozen as of December 31, 2000 and former participants may now participate in the company's stock ownership plan. Pension information as of the year ended December 31, 2000 is as follows (in thousands):


                        ARROW ELECTRONICS, INC.
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Benefit obligation at end of year                               $75,321

Fair value of plan assets at end of year                         80,219

Funded status of the plan:
  Funded status                                                 $ 4,899
  Unamortized net loss                                            1,636
                                                                -------
  Net amount recognized                                         $ 6,535
                                                                =======

Weighted average assumptions:
  Discount rate                                                    7.5%
  Expected return on assets                                        8.5%

10.  Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053.
Rental expense under noncancelable operating leases, net of sublease income of $3,151,000, $3,362,000, and $2,469,000 in 2000, 1999, and 1998,
respectively, amounted to $47,863,000 in 2000, $40,382,000 in 1999, and
$29,231,000 in 1998. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed in connection with the realignment of NACO and the integration of the acquired businesses, are $63,417,000 in 2001, $45,386,000 in 2002, $34,535,000 in 2003, $27,959,000 in 2004, $20,102,000 in
2005, and $96,498,000 thereafter.

11.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally French franc, Swedish krona, Italian lira, and British pound sterling. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales, and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a contract is the risk of nonperformance by the counterparties which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 2000 and 1999, was $81,736,000 and $59,348,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2000 and 1999.

12.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment and contract manufacturers and computer products to value-added resellers (VARs) and original equipment manufacturers. Operating income for the electronic components and computer products segments excludes the effect of special charges relating to the integration of acquired businesses. During the first quarter of 2000, the company redefined its reportable segments to present two distinct worldwide businesses that have different economic cycles, structures, and competitors. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior years have been restated for comparative purposes.


                         ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Revenue, operating income, and total assets by segment are as follows (in thousands):

                        Electronic    Computer
                        Components    Products     Corporate        Total
                        ----------    --------     ---------        -----
2000
----
Revenue from external
  customers             $9,851,041   $3,108,209    $       -     $12,959,250

Operating income (loss)    892,441       33,945     (142,279)        784,107

Total assets             5,954,527    1,394,157      255,857       7,604,541

1999
----
Revenue from external
  customers             $6,111,605   $3,201,020     $      -      $9,312,625

Operating income (loss)    368,510       56,195      (86,044)(a)     338,661(a)

Total assets             3,317,253      991,785      174,217       4,483,255

1998
----
Revenue from external
  customers             $4,875,574   $3,469,085     $      -      $8,344,659

Operating income (loss)    293,417      106,821      (47,734)        352,504

Total assets             2,683,350      971,536      184,985       3,839,871

(a) Includes a special charge totaling $24,560,000 associated with the acquisition and integration of Richey and EDG.

As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, borrowings, and goodwill amortization are not directly attributable to the individual operating segments. In the evaluation of its operating groups' performance, the company excludes the impact of unusual items such as realignment and integration charges.

Revenues, by geographic area, for the years ended December 31 are as follows (in thousands):

                                          2000         1999          1998
                                          ----         ----          ----

Americas                              $ 8,089,687   $6,160,726    $5,351,061
Europe                                  3,474,990    2,393,705     2,396,452
Asia/Pacific                            1,394,573      758,194       597,146
                                      -----------   ----------    ----------
                                      $12,959,250   $9,312,625    $8,344,659
                                      ===========   ==========    ==========

Total assets, by geographic area, at December 31 are as follows (in thousands):

                                          2000         1999          1998
                                          ----         ----          ----

Americas                               $4,840,169   $2,642,601    $2,066,785
Europe                                  2,104,837    1,460,439     1,473,857
Asia/Pacific                              659,535      380,215       299,229
                                       ----------   ----------    ----------
                                       $7,604,541   $4,483,255    $3,839,871
                                       ==========   ==========    ==========

                           ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):

                           First         Second         Third        Fourth
                          Quarter        Quarter       Quarter       Quarter
                          -------        -------       -------       -------
2000
----
Sales                   $2,769,424     $3,161,670    $3,337,068    $3,691,088
Gross profit               422,999        490,300       531,706       588,936
Net income                  63,059         83,970       101,943       108,959
Per common share:
  Basic                        .66            .87          1.05          1.12
  Diluted                      .65            .84          1.02          1.09

1999
----
Sales                   $2,201,632     $2,250,028    $2,375,797    $2,485,168
Gross profit               308,282        314,139       323,227       355,558
Net income                  28,341         15,022(a)     36,753        44,037
Per common share:
  Basic                        .30            .16(a)        .39           .46
  Diluted                      .30            .16(a)        .38           .46


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


Item 9.   Changes in and disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

None.


                                 Part III


Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 11, 2001 hereby is incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 11, 2001 hereby is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.
         --------------------------------------------------------------

The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 11, 2001 hereby is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 11, 2001 hereby is incorporated herein by reference.


                              Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a) The following documents are filed as part of this report:

                                                                      Page
                                                                      ----
    1. Financial Statements.
           Report of Ernst & Young LLP, Independent Auditors           13

           Consolidated Statement of Income for the years
             ended December 31, 2000, 1999, and 1998                   15

           Consolidated Balance Sheet at December 31, 2000
             and 1999                                                  16

           Consolidated Statement of Cash Flows for the
             years ended December 31, 2000, 1999, and 1998             17

           Consolidated Statement of Shareholders' Equity
             for the years ended December 31, 2000, 1999,
             and 1998                                                  18

           Notes to Consolidated Financial Statements for
             the years ended December 31, 2000, 1999, and 1998         20

    2. Financial Statement Schedule.

           Schedule II - Valuation and Qualifying Accounts             46

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

    3. Exhibits.

       See index of Exhibits included on pages 37 - 44.

(b) Reports on Form 8-K.

During the quarter ended December 31, 2000 the following Current Reports on Form 8-K were filed:

 Date of Report                            Item Reported
 --------------                            -------------

December 22, 2000                      Announcement of completion
                                       of acquisition of Wyle
                                       Components and Wyle Systems
                                       and pro forma financial
                                       information related to the
                                       acquisition

February 13, 2001                      Press release announcing
                                       earnings for the fourth quarter
                                       and year ended December 31, 2000

February 15, 2001                      Announcement of completion of
                                       offering of zero coupon
                                       convertible senior debentures
                                       due 2021

March 20, 2001                         Press release announcing that
                                       earnings for the first quarter
                                       ended March 31, 2001 would be
                                       lower than anticipated



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

                  (g) Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec.

                  (h) Agreement for Sale and Purchase of Shares of Jakob Hatteland Electronic AS, dated as of April 20, 2000, between Jakob Hatteland Holding AS, Jakob Hatteland, and Arrow Electronics, Inc.

                  (i) Share Purchase Agreement, dated as of August 7, 2000, among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc, and E.ON AG and Arrow Electronics, Inc., Avnet, Inc., and Cherrybright Limited regarding the sale and purchase of VEBA electronics distribution group.

                  (j) Stock Sale Agreement, dated as of September 15, 2000, by and among Merisel, Inc., Merisel Americas, Inc., and Arrow Electronics, Inc.

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

                   (iii) Certificate of Amendment of the Restated Certificate of Incorporation of the company, dated as of October 12, 2000.

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

                     (v) Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company's current report on Form 8-K dated February 15, 2001, Commission File No. 1-4482).

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

                   (iii) Employment Agreement, dated as of July 1, 2000, by and between the company and Francis M. Scricco.

                    (iv) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(c)(i)-(iii) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                     (v) Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long.

                    (vi) Employment Agreement, dated as of January 1, 2000, between the company and Arthur H. Baer (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission No. 1-4482).

                   (vii) Amended and Restated Employment Agreement, dated as of December 22, 1999, by and between the company and Steven W. Menefee.

                  (viii) Employment Agreement, dated as of March 1, 1999, between the company and Sam R. Leno (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                    (ix) Employment Agreement, dated as of January 1, 1998, between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                     (x) Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                    (xi) Employment Agreement, dated as of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

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

                  (d)(i) 8.20% Senior Exchange Notes due October 1, 2003, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

                    (ii) 8.70% Senior Exchange Notes due October 1, 2005, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.3 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

                   (iii) 9.15% Senior Exchange Notes due October 1, 2010, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.4 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

                  (e)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29 percent Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(e)(i) above (incorporated by reference to Exhibit 10(d)(ii) to the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                   (iii) Second Amendment, dated as of April 24, 1995, to the Senior Note Purchase Agreement in 10(e)(i) above (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                    (iv) Third Amendment, dated as of December 23, 1996, to the Senior Note Purchase Agreement in 10(e)(i) above (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                     (v) Fourth Amendment, dated as of October 28, 1998, to the Senior Note Purchase Agreement in 10(e)(i) above (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                    (vi) Fifth Amendment, dated as of March 25, 1999, to the Senior Note Purchase Agreement in 10(e)(i) above (incorporated by reference to Exhibit 10(d)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                  (f)(i) Amended and Restated Credit Agreement, dated as of August 16, 1995 among Arrow Electronics, Inc., the several Banks from time to time parties hereto, Bankers Trust Company and Chemical Bank, as agents (incorporated by reference to Exhibit 10(d) to the company's Annual Report on form 10-K for the year ended December 31, 1995, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of September 30, 1996, to the Arrow Electronics, Inc. Second Amended and Restated Credit Agreement, dated August 16, 1995 in (10)(f)(i) above (incorporated by reference to Exhibit 10 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

                  (g)(i) Amended and Restated 364-Day Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent.

                    (ii) Amended and Restated 364-Day Credit Agreement, dated as of March 24, 2000, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, The Bank of Nova Scotia, Bank One, NA, Banque Nationale de Paris, New York Branch, Den Danske Bank Aktieselskab, HSBC Bank USA, and Mellon Bank, N.A., as co-agents, Bank of America, N.A., as syndication agent, Fleet Bank, N.A., as documentation agent, and The Chase Manhattan Bank, as administrative agent.

                   (iii) 364-Day Credit Agreement, dated as of March 30, 1999, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties hereto, Chase Securities Inc., as arranger, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(f) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                  (h) Amended and Restated Three Year Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent.

                  (i) $400,000,000 Credit Agreement, dated as of December 18, 2000, among Arrow Electronics, Inc., the several banks from time to time parties hereto, and Morgan Stanley Senior Funding Inc., as syndication agent, documentation agent, and administrative agent.

                  (j) Floating Rate Exchange Notes due October 5, 2001, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.5 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

                  (k) $120,000,000 Arrow Electronics, Inc. Floating Rate Notes due November 24, 2000, dated as of November 19, 1999, among Arrow Electronics, Inc. and Chase Securities Inc. and Bank of America Securities LLC as underwriters (incorporated by reference to Exhibit 4.1 to the company's Registration Statement on Form S-3, Registration No. 333-91387).

                  (l) Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Bank of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                  (m)(i) Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective as of May 15, 1997 (incorporated by reference to Exhibit 99(a) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

                    (ii) Form of Stock Option Agreement under 10(m)(i) above (incorporated by reference to Exhibit 10(e)(ii) to the company's Annual Report on form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                   (iii) Form of Nonqualified Stock Option Agreement under 10(m)(i) above (incorporated by reference to Exhibit 10(k)(iv) to the company's Registration Statement on Form S-4, Registration No. 33-17942).

                  (n)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective May 15, 1997 (incorporated by reference to Exhibit 99(b) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

                    (ii) Form of Restricted Stock Award Agreement under 10(n)(i) above (incorporated by reference to Exhibit 10(f)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (o)(i) Non-Employee Directors Stock Option Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(c) to the company's Registration Statement on Form S-8, Registration No.333-45631).

                    (ii) Form of Nonqualified Stock Option Agreement under 10(o)(i) above (incorporated by reference to Exhibit 10(g)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (p) Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

                  (q) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

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





                          ARROW ELECTRONICS, INC.

               SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                For the three years ended December 31, 2000



                                 Additions
                         ------------------------
            Balance at                                              Balance
            beginning      Charged     Charged to                   at end
             of year      to income     other (1)   Write-offs      of year
           -----------   -----------  -----------   -----------  ------------

Allowance for
doubtful accounts

2000       $32,338,000   $59,321,000  $55,192,000   $38,709,000  $108,142,000
           ===========   ===========  ===========   ===========  ============
1999       $48,423,000   $26,151,000  $ 1,567,000   $43,803,000  $ 32,338,000
           ===========   ===========  ===========   ===========  ============
1998       $46,055,000   $31,643,000  $   542,000   $29,817,000  $ 48,423,000
           ===========   ===========  ===========   ===========  ============



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


                                                 ARROW ELECTRONICS, INC.


                                                 By: /s/ Robert E. Klatell
                                                     ---------------------
                                                     Robert E. Klatell
                                                     Executive Vice President
                                                     March 29, 2001


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:


By: /s/ Stephen P. Kaufman                               March 29, 2001
    ----------------------------
    Stephen P. Kaufman, Chairman


By: /s/ Francis M. Scricco                               March 29, 2001
    ---------------------------------------
    Francis M. Scricco, President and Chief
     Executive Officer, and Director


By: /s/ Robert E. Klatell                                March 29, 2001
    --------------------------------------------
    Robert E. Klatell, Executive Vice President,
     Secretary, and Director


By: /s/ Sam R. Leno                                      March 29, 2001
    --------------------------------------------
    Sam R. Leno, Senior Vice President and Chief
     Financial Officer


By: /s/ Paul J. Reilly                                   March 29, 2001
    --------------------------------------
    Paul J. Reilly, Vice President-Finance
     and Principal Accounting Officer


By: /s/ Daniel W. Duval                                  March 29, 2001
    -------------------------
    Daniel W. Duval, Director


By: /s/ Carlo Giersch                                    March 29, 2001
    -----------------------
    Carlo Giersch, Director


By: /s/ John N. Hanson                                   March 29, 2001
    ------------------------
    John N. Hanson, Director


By: /s/ Roger King                                       March 29, 2001
    --------------------
    Roger King, Director


By: /s/ Karen Gordon Mills                               March 29, 2001
    ----------------------------
    Karen Gordon Mills, Director


By: /s/ Barry W. Perry                                   March 29, 2001
    ------------------------
    Barry W. Perry, Director


By: /s/ Richard S. Rosenbloom                            March 29, 2001
    -------------------------------
    Richard S. Rosenbloom, Director


By: /s/ John C. Waddell                                  March 29, 2001
    -------------------------
    John C. Waddell, Director