Form 10-Q
period 2001-03-31
ARROW ELECTRONICS INC
filed 2001-05-14
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                  FORM 10-Q



          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001
                                               --------------
                                   OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934

            For the transition period from             to
                                           -----------    ----------
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


     Common stock, $1 par value: 98,702,122 shares outstanding at May 4, 2001.


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                           ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                    (In thousands except per share data)
                                (Unaudited)

                                                         Three Months Ended
                                                              March 31,
                                                       -----------------------
                                                          2001         2000
                                                          ----         ----
Sales                                                  $3,275,747   $2,769,424
                                                       ----------   ----------
Costs and expenses:
  Cost of products sold                                 2,727,465    2,346,425
  Selling, general and administrative expenses            326,463      261,225
  Depreciation and amortization                            28,584       19,594
  Integration charge                                        9,375            -
                                                       ----------   ----------
                                                        3,091,887    2,627,244
                                                       ----------   ----------
Operating income                                          183,860      142,180

Equity in losses of affiliated companies                     (396)      (1,298)

Interest expense                                           65,907       30,579
                                                       ----------   ----------
Earnings before income taxes and
  minority interest                                       117,557      110,303

Provision for income taxes                                 45,847       46,327
                                                       ----------   ----------
Earnings before minority interest                          71,710       63,976

Minority interest                                              31          917
                                                       ----------   ----------
Net income                                             $   71,679   $   63,059
                                                       ==========   ==========
Net income per share:
  Basic                                                      $.73         $.66
                                                             ====         ====
  Diluted                                                    $.68         $.65
                                                             ====         ====
Average number of shares outstanding:
  Basic                                                    97,888       95,387
                                                          =======       ======
  Diluted                                                 107,491       96,922
                                                          =======       ======


                            See accompanying notes.


                             ARROW ELECTRONICS, INC.
                           CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)


                                                  March 31,         December 31,
                                                    2001                2000
                                                 -----------        -----------
                                                 (Unaudited)

ASSETS
------

Current assets:
  Cash and short-term investments                 $   67,176         $   55,546
  Accounts receivable, including retained
    interest in securitized receivables, net       2,046,477          2,635,595
  Inventories                                      2,737,985          2,972,661
  Prepaid expenses and other assets                   61,345            100,408
                                                  ----------         ----------
    Total current assets                           4,912,983          5,764,210

Property, plant and equipment at cost:
  Land                                                43,052             40,892
  Buildings and improvements                         156,758            167,194
  Machinery and equipment                            329,740            319,305
                                                  ----------         ----------
                                                     529,550            527,391
   Less accumulated depreciation and
      amortization                                  (216,419)          (210,932)
                                                  ----------         ----------
                                                     313,131            316,459

Investments in affiliated companies                   48,562             35,885

Cost in excess of net assets of
  companies acquired, net of amortization
  ($153,763 in 2001 and $145,014 in 2000)          1,197,086          1,237,099

Other assets                                         341,078            250,888
                                                  ----------         ----------
                                                  $6,812,840         $7,604,541
                                                  ==========         ==========




                          See accompanying notes.










                        ARROW ELECTRONICS, INC.
                      CONSOLIDATED BALANCE SHEET
                        (Dollars in thousands)


                                                    March 31,       December 31,
                                                      2001              2000
                                                   -----------      -----------
                                                   (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                 $1,071,830        $1,567,631
  Accrued expenses                                    490,496           473,984
  Short-term borrowings, including current
    maturities of long-term debt                      325,146           529,261
                                                   ----------        ----------
    Total current liabilities                       1,887,472         2,570,876

Long-term debt                                      2,904,341         3,027,671

Other liabilities                                      88,454            92,246

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 160,000,000 shares
    Issued - 103,816,553 shares in 2001
      and 103,816,792 shares in 2000                  103,817           103,817
  Capital in excess of par value                      528,867           529,376
  Retained earnings                                 1,668,589         1,596,910
  Foreign currency translation adjustment            (216,842)         (160,914)
                                                   ----------        ----------
                                                    2,084,431         2,069,189

  Less: Treasury stock (5,127,277 shares in 2001
         and 5,405,918 shares in 2000), at cost      (137,117)         (144,569)
        Unamortized employee stock awards             (14,741)          (10,872)
                                                   ----------        ----------
                                                    1,932,573         1,913,748
                                                   ----------        ----------
                                                   $6,812,840        $7,604,541
                                                   ==========        ==========





                          See accompanying notes.






                          ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF CASH FLOWS
                              (In thousands)

                                                        Three Months Ended
                                                             March 31,
                                                     ------------------------
                                                        2001           2000
                                                        ----           ----
                                                            (Unaudited)
Cash flows from operating activities:
  Net income                                         $  71,679      $  63,059
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                         31            917
      Depreciation and amortization                     32,222         22,077
      Accretion of discount on convertible
        debentures                                       2,882              -
      Equity in losses of affiliated companies             396          1,298
      Deferred income taxes                            (38,386)           280
      Change in assets and liabilities:
        Accounts receivable                            281,304       (168,683)
        Inventories                                    191,948       (130,053)
        Prepaid expenses and other assets                 (720)          (612)
        Accounts payable                              (472,012)       144,536
        Accrued expenses                                31,257         51,073
        Other                                           (7,311)        (7,638)
                                                     ---------      ---------
  Net cash provided by (used for) operating
    activities                                          93,290        (23,746)
                                                     ---------      ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment, net                                     (18,664)       (22,022)
  Investments                                           (3,013)             -
                                                     ---------      ---------
  Net cash used for investing activities               (21,677)       (22,022)
                                                     ---------      ---------
Cash flows from financing activities:
  Sale of accounts receivable under
    securitization program                             251,737              -
  Change in short-term borrowings                     (525,247)        11,389
  Change in credit facilities                          293,158        (19,200)
  Change in long-term debt                            (748,826)        70,340
  Proceeds from convertible debentures                 668,779              -
  Proceeds from exercise of stock options                1,386          9,905
                                                     ---------      ---------
  Net cash provided by (used for) financing
    activities                                         (59,013)        72,434
                                                     ---------      ---------
Effect of exchange rate changes on cash                   (970)        (4,956)
                                                     ---------      ---------
Net increase in cash and short-term investments         11,630         21,710
Cash and short-term investments at beginning
  of period                                             55,546         44,885
                                                     ---------      ---------
Cash and short-term investments at end of period     $  67,176      $  66,595
                                                     =========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $  17,260      $   3,046
    Interest                                            46,786         31,298


                           See accompanying notes.



                           ARROW ELECTRONICS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               March 31, 2001
                                 (Unaudited)


Note A -- Basis of Presentation
-------------------------------
The accompanying consolidated financial statements reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 2000 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.


Note B -- Impact of Recently Issued Accounting Standards
--------------------------------------------------------
In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 138, which deferred the effective date of Statement No. 133. The Statement requires the company to recognize all derivatives on the balance sheet at fair value. Gains and losses resulting from changes in the value of the derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Due to the company's limited use of derivative financial instruments, adoption of Statement No. 133, effective January 1, 2001, did not have a significant effect on the company's consolidated results of operations or financial position.


Note C -- Accounts Receivable
-----------------------------
Accounts receivable consists of the following (in thousands):


                                                   March 31,     December 31,
                                                     2001            2000
                                                  ----------     -----------
Accounts receivable                               $1,173,798      $2,743,737
Retained interest in securitized
  accounts receivable                                964,668               -
Allowance for doubtful accounts                      (91,989)       (108,142)
                                                  ----------      ----------
                                                  $2,046,477      $2,635,595
                                                  ==========      ==========

During the current quarter, the company entered into a $750,000,000 accounts receivable securitization program with a group of financial institutions under which it could sell, with recourse, its interest in certain trade accounts receivable. As of March 31, 2001, the company sold $251,737,000 of outstanding trade accounts receivable and had a subordinated interest in the remaining outstanding receivables of $964,668,000. The sale of these receivables is reflected as a reduction of accounts receivable in the accompanying consolidated balance sheet and the related discount from the sale is included in interest expense in the consolidated statement of income.


Note D -- Special Integration Charge
------------------------------------
During the first quarter of 2001, the company recorded a special charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition and integration of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1,433,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $4,052,000 represented costs associated with severance and other personnel costs, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value. Of the expected $8,188,000 to be spent in cash in connection with the acquisition and integration of Wyle, $4,631,000 has been spent to date. Approximately $1,340,000 of the remaining amount relates to vacated facilities leased with various expiration dates through 2003, $245,000 relates to severance and other personnel costs to be paid in 2001, and the balance relates to costs associated with outside services related to the conversion of systems and other costs associated with the integration of Wyle into the company.


Note E -- Earnings Per Share
----------------------------
The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                         -------------------
                                                          2001(a)      2000
                                                          -------      ----
Net income used for basic earnings per share             $ 71,679    $63,059
Interest on convertible debentures, net of tax              1,634          -
                                                         --------    -------
Net income used for diluted earnings per share           $ 73,313    $63,059
                                                         ========    =======
Weighed average common shares outstanding
  for basic earnings per share                             97,888     95,387
Net effect of dilutive stock options and
  restricted stock awards                                   2,041      1,535
Net effect of convertible debentures                        7,562          -
                                                         --------    -------
Weighted average common shares outstanding
  for diluted earnings per share                          107,491     96,922
                                                         ========    =======

Basic earnings per share                                     $.73       $.66
                                                             ====       ====
Diluted earnings per share                                   $.68       $.65
                                                             ====       ====

(a) Excluding the integration charge, net income and net income per share on a basic and diluted basis were $77,398,000, $.79, and $.74, respectively, for the three months ended March 31, 2001.


Note F -- Comprehensive Income
------------------------------
Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. For the company, the components of comprehensive income are as follows (in thousands):

                                                            For the Three
                                                            Months Ended
                                                              March 31,
                                                        ---------------------
                                                           2001        2000
                                                           ----        ----
Net income                                              $ 71,679     $ 63,059
Foreign currency
  translation adjustments(a)                             (55,928)     (27,834)
                                                        --------     --------
Comprehensive income (b)                                $ 15,751     $ 35,225
                                                        ========     ========

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the integration charge of $9,375,000 net of the related tax effect, comprehensive income was $21,470,000 for the three months ended March 31, 2001.


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

                                                         For the Three
                                                         Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2001            2000
                                                     ----            ----
Revenue:
  Electronic Components                           $2,487,773      $2,033,214
  Computer Products                                  787,974         736,210
                                                  ----------      ----------
    Consolidated                                  $3,275,747      $2,769,424
                                                  ==========      ==========
Operating income:
  Electronic Components                           $  215,044      $  157,341
  Computer Products                                    7,926           9,324
  Corporate                                          (39,110)        (24,485)
                                                  ----------      ----------
    Consolidated (a)                              $  183,860      $  142,180
                                                  ==========      ==========


Total assets, by segment, are as follows (in thousands):

                                                   March 31,     December 31,
                                                     2001            2000
                                                  ----------     -----------
Total assets:
  Electronic Components                           $5,533,503      $5,954,527
  Computer Products                                1,263,672       1,394,157
  Corporate (b)                                       15,665         255,857
                                                  ----------      ----------
    Consolidated                                  $6,812,840      $7,604,541
                                                  ==========      ==========


Revenues, by geographic area, are as follows (in thousands):

                                                         For the Three
                                                         Months Ended
                                                           March 31,
                                                  --------------------------
                                                     2001            2000
                                                     ----            ----
Americas                                          $2,041,207      $1,716,915
Europe                                               979,824         803,552
Asia/Pacific                                         254,716         248,957
                                                  ----------      ----------
  Consolidated                                    $3,275,747      $2,769,424
                                                  ==========      ==========


Total assets, by geographic area, are as follows (in thousands):

                                                   March 31,     December 31,
                                                     2001            2000
                                                  ----------     -----------
Americas (b)                                      $4,139,011      $4,840,169
Europe                                             2,035,465       2,104,837
Asia/Pacific                                         638,364         659,535
                                                  ----------      ----------
  Consolidated                                    $6,812,840      $7,604,541
                                                  ==========      ==========

(a) Excluding the integration charge of $9,375,000, operating income was $193,235,000 for the quarter ended March 31, 2001.

(b) The balance at March 31, 2001 reflects a reduction of $251,737,000 related to accounts receivable sold under the asset securitization program.



Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----
Consolidated sales for the first quarter of 2001 increased 18 percent when compared with the year-earlier period. The sales growth was driven by a 22 percent increase in sales of core components (net of foreign exchange rate differences), principally as a result of acquisitions. During the quarter, the North American components operation experienced a slowdown in business activity with its large telecom and networking customers and the contract manufacturers that serve them. Late in the quarter, weakening general economic conditions produced a more widespread slowdown affecting a broader segment of the company's North American customer base. Sales of computer products increased by 7 percent for the first quarter of 2001 when compared to the year-earlier period, principally as a result of acquisitions, offset, in part, by market conditions for mid-range products and lower sales of low margin microprocessors (a product segment not considered a part of the company's core business).

Operating Income
----------------
The company recorded operating income of $183.9 million in the first quarter of 2001 compared with $142.2 million in the year-earlier period. Included in the results for the first quarter of 2001 is a pre-tax integration charge of $9.4 million associated with the integration of Wyle. Excluding this integration charge, operating income for the first quarter of 2001 was $193.2 million. The increase in operating income is due to increased sales and improving gross profit margins in the North American components business and in the worldwide computer products business, as well as a change in mix resulting in greater weighting of the core components business.

Interest Expense
----------------
Interest expense of $65.9 million in the first quarter of 2001 increased from $30.6 million in the year-earlier period. The increase is the result of additional debt incurred to fund acquisitions during 2000, as well as internet-related joint ventures, capital expenditures, and working capital requirements.

Income Taxes
------------
The company recorded a provision for taxes at an effective rate of 39 percent for the first quarter of 2001 compared with 42 percent in the comparable year-earlier period. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, the related level of earnings generated by these operations, and the nondeductibility of goodwill amortization.

Net Income
----------
The company recorded net income of $71.7 million in the first quarter of 2001 compared with $63.1 million in the year-earlier period. Excluding the aforementioned integration charge, net income for the first quarter of 2001 was $77.4 million. The increase in net income is due to increased sales and improving gross profit margins, offset, in part, by higher levels of interest.

Liquidity and Capital Resources
-------------------------------
The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 72 percent at March 31, 2001 and 2000.

The net amount of cash provided by the company's operating activities during the first quarter of 2001 was $93.3 million, principally reflecting earnings for the quarter. The net amount of cash used for investing activities was $21.7 million, including $18.7 million for various capital expenditures and $3 million for internet-related joint ventures. The net amount of cash used for financing activities was $59 million, primarily reflecting proceeds from the sale of convertible debentures and accounts receivable under the company's securitization program, as well as borrowings under the company's credit facilities, offset, in part, by the repayment of short-term and long-term debt.

The net amount of cash used for the company's operating activities during the first quarter of 2000 was $23.7 million, principally reflecting increased accounts receivable, resulting from higher sales late in the first quarter, offset, in part, by earnings for the quarter. The net amount of cash used for investing activities was $22 million for various capital expenditures. The net amount of cash provided by financing activities was $72.4 million, principally reflecting borrowings under the company's commercial paper program.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first quarter of 2001 as compared with December 31, 2000, 2001 sales and operating income would have been $11 million and $1 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At March 31, 2001, approximately 75 percent of the company's debt was subject to fixed rates and 25 percent of its debt was subject to variable rates. Interest expense would fluctuate by approximately $3 million if average interest rates had changed by one percentage point during the first quarter of 2001. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


                         PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
           None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
    (a)  Exhibits
           None

    (b)  Reports on Form 8-K
           None


                                  SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                ARROW ELECTRONICS, INC.





Date:  May 14, 2001                             By:/s/ Sam R. Leno
                                                   -------------------------
                                                   Sam R. Leno
                                                   Senior Vice President and
                                                    Chief Financial Officer


Date:  May 14, 2001                             By:/s/ Paul J. Reilly
                                                   -------------------------
                                                   Paul J. Reilly
                                                   Vice President-Finance