Form 10-Q
period 2001-06-30
ARROW ELECTRONICS INC
filed 2001-08-13
CIK 7536

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001
                                                -------------
                                    OR

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

     Common stock, $1 par value: 99,010,930 shares outstanding at August 3, 2001.

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                           ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)
                                  (Unaudited)

                                  Six Months Ended         Three Months Ended
                                      June 30,                  June 30,
                              -----------------------   -----------------------
                                 2001         2000         2001         2000
                                 ----         ----         ----         ----
Sales                         $5,785,788   $5,931,094   $2,510,041   $3,161,670
                              ----------   ----------   ----------   ----------
Costs and expenses:
  Cost of products sold        4,839,560    5,017,795    2,112,095    2,671,370
  Selling, general and
    administrative expenses      624,551      548,605      298,088      287,380
  Depreciation and
    amortization                  58,169       40,684       29,585       21,090
  Integration charge               9,375            -            -            -
                              ----------   ----------   ----------   ----------
                               5,531,655    5,607,084    2,439,768    2,979,840
                              ----------   ----------   ----------   ----------

Operating income                 254,133      324,010       70,273      181,830

Equity in losses of
   affiliated companies           (1,393)      (1,910)        (997)        (612)

Interest expense                 120,693       66,119       54,786       35,540
                              ----------   ----------   ----------   ----------
Earnings before income
  taxes and minority interest    132,047      255,981       14,490      145,678

Provision for income taxes        53,677      106,637        7,830       60,310
                              ----------   ----------   ----------   ----------
Earnings before minority
  interest                        78,370      149,344        6,660       85,368

Minority interest                   (263)       2,315         (294)       1,398
                              ----------   ----------   ----------   ----------
Net income                    $   78,633   $  147,029   $    6,954   $   83,970
                              ==========   ==========   ==========   ==========
Net income per share:
    Basic                           $.80        $1.53         $.07         $.87
                                    ====        =====         ====         ====
    Diluted                         $.75        $1.50         $.07         $.84
                                    ====        =====         ====         ====
Average number of shares
  outstanding:
    Basic                         97,957       95,888       98,006       96,398
                                 =======       ======       ======       ======
    Diluted                      113,017       97,741       99,580       99,419
                                 =======       ======       ======       ======

                           See accompanying notes.


                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                                June 30,        December 31,
                                                  2001              2000
                                              -----------       ------------
                                              (Unaudited)

ASSETS
------
Current assets:
  Cash and short-term investments              $   69,094         $   55,546
  Accounts receivable, including retained
    interest in securitized receivables, net    1,879,489          2,635,595
  Inventories                                   2,228,696          2,972,661
  Prepaid expenses and other assets                64,931            100,408
                                               ----------         ----------
    Total current assets                        4,242,210          5,764,210

Property, plant and equipment at cost:
  Land                                             42,865             40,892
  Buildings and improvements                      161,234            167,194
  Machinery and equipment                         337,128            319,305
                                               ----------         ----------
                                                  541,227            527,391
   Less accumulated depreciation and
     amortization                                (229,034)          (210,932)
                                               ----------         ----------
                                                  312,193            316,459

Investments in affiliated companies                43,662             35,885

Cost in excess of net assets of
  companies acquired, net of amortization
  ($162,920 in 2001 and $145,014 in 2000)       1,196,506          1,237,099

Other assets                                      346,916            250,888
                                               ----------         ----------
                                               $6,141,487         $7,604,541
                                               ==========         ==========


                          See accompanying notes.









                           ARROW ELECTRONICS, INC.
                         CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)

                                                 June 30,        December 31,
                                                   2001              2000
                                               -----------       ------------
                                               (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------
Current liabilities:
  Accounts payable                              $  806,117         $1,567,631
  Accrued expenses                                 377,388            473,984
  Short-term borrowings, including current
    maturities of long-term debt                   333,796            529,261
                                                ----------         ----------
    Total current liabilities                    1,517,301          2,570,876

Long-term debt                                   2,591,167          3,027,671

Other liabilities                                   80,222             92,246

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 160,000,000 shares
    Issued - 103,833,979 shares in 2001
      and 103,816,792 shares in 2000               103,834            103,817
  Capital in excess of par value                   529,076            529,376
  Retained earnings                              1,675,543          1,596,910
  Foreign currency translation adjustment         (205,935)          (160,914)
                                                ----------         ----------
                                                 2,102,518          2,069,189

  Less: Treasury stock (5,102,790 shares in
          2001 and 5,405,918 shares in 2000),
          at cost                                 (136,464)          (144,569)
        Unamortized employee stock awards          (13,257)           (10,872)
                                                ----------         ----------
                                                 1,952,797          1,913,748
                                                ----------         ----------
                                                $6,141,487         $7,604,541
                                                ==========         ==========

                           See accompanying notes.


                           ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                               (In thousands)

                                                      Six Months Ended
                                                           June 30,
                                                  -----------------------
                                                     2001           2000
                                                     ----           ----
                                                         (Unaudited)
Cash flows from operating activities:
  Net income                                      $ 78,633      $ 147,029
  Adjustments to reconcile net income to net
    cash provided by (used for) operations:
      Minority interest in earnings                   (263)         2,247
      Depreciation and amortization                 65,106         44,903
      Accretion of discount on convertible
        debentures                                   7,659              -
      Equity in losses of affiliated companies       1,393          1,910
      Deferred income taxes                        (43,640)        (3,496)
      Change in assets and liabilities:
        Accounts receivable                        681,130       (512,315)
        Inventories                                688,625       (375,801)
        Prepaid expenses and other assets           (4,902)       (17,392)
        Accounts payable                          (740,825)       405,655
        Accrued expenses                           (59,474)       103,924
        Other                                          101        (14,825)
                                                  --------      ---------
  Net cash provided by (used for) operating
    activities                                     673,543       (218,161)
                                                  --------      ---------

Cash flows from investing activities:
  Acquisition of property, plant and equipment,
    net                                            (36,283)       (39,229)
  Investments                                      (15,509)       (20,760)
  Cash consideration paid for acquired businesses        -        (87,327)
                                                  --------      ---------
  Net cash used for investing activities           (51,792)      (147,316)
                                                  --------      ---------

Cash flows from financing activities:
  Sale of accounts receivable under
    securitization program                         251,737              -
  Repayments under securitization program         (252,865)             -
  Change in short-term borrowings                 (496,154)        62,235
  Change in credit facilities                      112,928         96,198
  Change in long-term debt                        (892,345)       190,478
  Proceeds from convertible debentures             670,883              -
  Proceeds from exercise of stock options            1,985         22,725
  Purchases of common stock                              -           (321)
                                                  --------      ---------
  Net cash provided by (used for) financing
    activities                                    (603,831)       371,315
                                                  --------      ---------
Effect of exchange rate changes on cash             (4,372)        (3,795)
                                                  --------      ---------
Net increase in cash and short-term investments     13,548          2,043
Cash and short-term investments at beginning
  of period                                         55,546         44,885
                                                  --------      ---------
Cash and short-term investments at end of period  $ 69,094      $  46,928
                                                  ========      =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                  $ 46,753      $  39,509
    Interest                                       112,999         63,939


                         See accompanying notes.





                            ARROW ELECTRONICS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                June 30, 2001
                                (Unaudited)


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


Note B -- Impact of Recently Issued Accounting Standards
--------------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets". The company is required to adopt Statement No. 142 effective January 1, 2002. This statement, among other things, changes the methodology for determining impairment of goodwill. The company has not yet completed its analysis of the statement and the impact, if any, on the reported amount of goodwill.

In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." In June 1999, the FASB issued Statement No. 138, which deferred the effective date of Statement No. 133. The Statement requires the company to recognize all derivatives on the balance sheet at fair value. Gains and losses resulting from changes in the value of the derivatives are accounted for depending on the intended use of the derivative and whether it qualifies for hedge accounting. Due to the company's limited use of derivative financial instruments, adoption of Statement No. 133, effective January 1, 2001, did not have a significant effect on the company's consolidated results of operations or financial position.


Note C -- Accounts Receivable
-----------------------------

Accounts receivable consists of the following (in thousands):

                                                    June 30,     December 31,
                                                     2001            2000
                                                  ----------     -----------
Accounts receivable                               $1,044,505      $2,743,737
Retained interest in securitized
  accounts receivable                                921,002               -
Allowance for doubtful accounts                      (86,018)       (108,142)
                                                  ----------      ----------
                                                  $1,879,489      $2,635,595
                                                  ==========      ==========

During the first quarter of 2001, the company entered into a $750,000,000 accounts receivable securitization program with a group of financial institutions under which it could sell, with recourse, its interest in certain trade accounts receivable. At June 30, 2001, the company had no outstanding balance from the sale of these receivables and had a subordinated interest in the remaining outstanding receivables of $921,002,000.


Note D -- Special Integration Charge
------------------------------------

During the first quarter of 2001, the company recorded a special charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition and integration of Wyle Electronics and Wyle Systems (collectively, "Wyle").
Of the total amount recorded, $1,433,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $4,052,000 represented costs associated with severance and other personnel costs, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value.
Of the expected $8,188,000 to be spent in cash in connection with the acquisition and integration of Wyle, $6,594,000 has been spent to date. Approximately $1,225,000 of the remaining amount relates to vacated facilities leased with various expiration dates through 2003.


Note E -- Earnings Per Share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                 For the Six            For the Three
                                 Months Ended            Months Ended
                                   June 30,               June 30,
                             -------------------      ------------------
                              2001(a)     2000         2001       2000
                              ----        ----         ----       ----
Net income used for basic
  earnings per share         $78,633    $147,029      $6,954     $83,970
Interest on convertible
  debentures, net of tax       5,761           -           -           -
                             -------    --------      ------     -------
Net income used for
  diluted earnings per
  share                      $84,394    $147,029      $6,954     $83,970
                             =======    ========      ======     =======
Weighted average common
  shares outstanding
  for basic earnings
  per share                   97,957      95,888      98,006      96,398
Net effect of dilutive
  stock options and
  restricted stock awards      2,119       1,853       1,574       3,021
Net effect of convertible
  debentures                  12,941           -           -           -
                            --------    --------      ------     -------
Weighted average common
  shares outstanding
  for diluted earnings
  per share                  113,017      97,741      99,580      99,419
                            ========      ======      ======      ======
Basic earnings per share        $.80       $1.53        $.07        $.87
                                ====       =====        ====        ====
Diluted earnings per share      $.75       $1.50        $.07        $.84
                                ====       =====        ====        ====

(a) Excluding the integration charge, net income and net income per share on a basic and diluted basis were $84,352,000, $.86, and $.80, respectively, for the six months ended June 30, 2001.


Note F -- Comprehensive Income
------------------------------

Comprehensive income is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income are as follows (in thousands):

                                     For the Six             For the Three
                                     Months Ended             Months Ended
                                       June 30,                 June 30,
                                --------------------      -------------------
                                  2001        2000          2001       2000
                                  ----        ----          ----       ----

Net income                      $ 78,633    $147,029      $ 6,954    $ 83,970
Foreign currency
  translation adjustments (a)    (45,021)    (44,591)      10,907     (16,757)
                                --------    --------      -------    --------
Comprehensive income            $ 33,612    $102,438      $17,861    $ 67,213
                                ========    ========      =======    ========

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.


Note G -- Segment and Geographic Information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization are not directly attributable to the individual operating segments. During the current quarter, the company redefined its reportable segments to present two distinct worldwide businesses that have different economic cycles, structures, and competitors. Computer products includes North American Computer Products together with UK Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior year has been restated for comparative purposes.

Revenue and operating income, by segment, are as follows (in thousands):

                                  For the Six               For the Three
                                  Months Ended              Months Ended
                                    June 30,                   June 30,
                            -----------------------   ------------------------
                               2001         2000         2001          2000
                               ----         ----         ----          ----
Revenue:
  Electronic Components     $4,348,631   $4,533,215   $1,814,757    $2,439,254
  Computer Products          1,437,157    1,397,879      695,284       722,416
                            ----------   ----------   ----------    ----------
    Consolidated            $5,785,788   $5,931,094   $2,510,041    $3,161,670
                            ==========   ==========   ==========    ==========
Operating income:
  Electronic Components     $  306,635   $  370,942   $   91,398    $  213,495
  Computer Products             18,805       19,556       11,072        10,338
  Corporate                    (71,307)     (66,488)     (32,197)      (42,003)
                            ----------   ----------   ----------    ----------
    Consolidated (a)        $  254,133   $  324,010   $   70,273    $  181,830
                            ==========   ==========   ==========    ==========

(a) Excluding the integration charge of $9,375,000, operating income was $263,508,000 for the six months ended June 30, 2001.

Total assets, by segment, are as follows (in thousands):

                                            June 30,    December 31,
                                              2001          2000
                                           ----------   -----------
Total assets:
  Electronic Components                    $4,817,885    $6,005,100
  Computer Products                         1,073,730     1,343,584
  Corporate                                   249,872       255,857
                                           ----------    ----------
    Consolidated                           $6,141,487    $7,604,541
                                           ==========    ==========

Revenues, by geographic area, are as follows (in thousands):

                       For the Six                   For the Three
                       Months Ended                  Months Ended
                         June 30,                      June 30,
                  -----------------------       -----------------------
                     2001         2000             2001         2000
                     ----         ----             ----         ----

Americas          $3,580,944   $3,638,808       $1,539,737   $1,921,599
Europe             1,717,810    1,670,799          737,986      867,541
Asia/Pacific         487,034      621,487          232,318      372,530
                  ----------   ----------       ----------   ----------
  Consolidated    $5,785,788   $5,931,094       $2,510,041   $3,161,670
                  ==========   ==========       ==========   ==========

Total assets, by geographic area, are as follows (in thousands):

                                            June 30,    December 31,
                                              2001          2000
                                           ----------   -----------

Americas                                   $3,695,639    $4,840,169
Europe                                      1,937,304     2,104,837
Asia/Pacific                                  508,544       659,535
                                           ----------    ----------
  Consolidated                             $6,141,487    $7,604,541
                                           ==========    ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----

Consolidated sales for the first six months and second quarter of 2001 decreased 2.4 percent and 20.6 percent, respectively, when compared with the year-earlier period. The decrease in sales was driven by a 4.1 percent and 25.6 percent decrease in sales of core components for the six months and second quarter of 2001, respectively, principally as a result of weakened economic conditions. During the first six months of 2001, the North American components operation experienced a slowdown in business activity with its large telecom and networking customers and the large contract manufacturers that serve them. In addition, weakening market conditions in Europe during the second quarter contributed to the decrease in sales. Sales of computer products increased by 2.8 percent and decreased by 3.8 percent for the first six months and second quarter of 2001, respectively, when compared to the year-earlier periods. The increase for the first six months was due to acquisitions, offset, in part, by market conditions for mid-range products and lower sales of low margin microprocessors (a product segment not considered a part of the company's core business).

Operating Income
----------------

The company recorded operating income of $254.1 million and $70.3 million in the first six months and second quarter of 2001, respectively, compared with $324 million and $181.8 million, in the year-earlier periods. Included in the results for the first six months of 2001 is a pre-tax integration charge of $9.4 million associated with the integration of Wyle. Excluding this integration charge, operating income for the first six months of 2001 was $263.5 million. The decrease in operating income is due to lower sales offset by improving gross profit margins in the North American components business and in the worldwide computer products business.
The improvement in gross profit margins in the second quarter of 2001 is a result of a change in components customer mix, reflecting lower sales to large, low margin customers.

Interest Expense
----------------

Interest expense of $120.7 million and $54.8 million in the first six months and second quarter of 2001, respectively, increased from $66.1 million and $35.5 million, respectively, in the year-earlier periods. The increase is the result of additional debt incurred to fund acquisitions during 2000, as well as internet-related joint ventures and capital expenditures offset, in part, by a reduction in working capital.

Income Taxes
------------

The company recorded a provision for taxes at an effective rate of 40.6 percent and 54 percent for the first six months and second quarter of 2001, respectively, compared with 41.7 percent and 41.4 percent, respectively, in the comparable year-earlier periods. Excluding the impact of the aforementioned integration charge, the effective rate was 40.5 percent for the first six months of 2001. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, the related level of earnings generated by these operations, and the nondeductibility of goodwill amortization. The company anticipates that the decrease in pre-tax earnings expected for the year will lead to a higher effective tax rate and the second quarter provision aligns the rate on a year-to-date basis.

Net Income
----------

The company recorded net income of $78.6 million and $7 million in the first six months and second quarter of 2001, respectively, compared with $147 million and $84 million, respectively, in the year-earlier periods. Excluding the aforementioned integration charge, net income for the first six months of 2001 was $84.4 million. The decrease in net income is due to decreased sales and higher levels of interest offset, in part, by improving gross profit margins.

Liquidity and Capital Resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 69 percent at June 30, 2001 compared with 74 percent at June 30, 2000.

The net amount of cash provided by the company's operating activities during the first six months of 2001 was $673.5 million, principally reflecting changes in working capital. The net amount of cash used for investing activities was $51.8 million, including $36.3 million for various capital expenditures and $15.5 million for various joint ventures. The net amount of cash used for financing activities was $603.8 million, primarily reflecting the repayment of short-term and long-term debt, offset, in part, by proceeds from the sale of convertible debentures.

To mitigate the continuing impact of the economic downturn, the company is taking a number of significant steps in the third quarter of 2001, including a further reduction of more than 1,000 people in its worldwide workforce, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions. In the aggregate, these actions are expected to reduce the company's expense levels by over $100 million on an annualized basis, with the first portion of this reduction becoming clearly evident in the third quarter. The company expects to take an as yet unquantified special charge in the third quarter of 2001 for the one-time costs of these restructurings and expense reductions. In addition, the company is in the process of reviewing its Internet investments, which may result in an adjustment to their book value.

The net amount of cash used for the company's operating activities during the first six months of 2000 was $218.2 million, principally reflecting investments in working capital, offset, in part, by earnings for the six months. The net amount of cash used for investing activities was $147.3 million, including $39.2 million for various capital expenditures, $87.3 million for the acquisitions of Rapac Electronics Ltd., Tekelec Europe, and Jakob Hatteland AS, and $20.8 million for internet-related joint ventures. The net amount of cash provided by financing activities was $371.3 million, principally reflecting borrowings under the company's commercial paper program and credit facilities, as well as various short-term bank borrowings.


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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first six months of 2001 as compared with December 31, 2000, 2001 sales and operating income would have been $65 million and $5 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company manages its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At June 30, 2001, approximately 83 percent of the company's debt was subject to fixed rates and 17 percent of its debt was subject to variable rates. Interest expense would fluctuate by approximately $5 million if average interest rates had changed by one percentage point during the first six months of 2001. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.


                          PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

    (a) The company's Annual Meeting of Shareholders was held on May 11, 2001 (the "Annual Meeting").

    (b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:

        (i) The following individuals were elected by the shareholders to serve as Directors:

               Board Member                  In Favor             Withheld
               ------------                  --------             --------

               Daniel W. Duval              89,682,650             674,299
               Carlo Giersch                88,541,094           1,815,855
               John N. Hanson               89,689,835             667,114
               Stephen P. Kaufman           89,686,434             670,515
               Roger King                   89,689,036             667,913
               Robert E. Klatell            89,686,936             670,013
               Karen Gordon Mills           89,684,729             672,220
               Barry W. Perry               89,690,924             666,025
               Richard S. Rosenbloom        89,635,074             721,875
               Francis M. Scricco           89,685,378             671,571
               John C. Waddell              89,682,890             674,059

       (ii) The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 89,684,282 shares in favor; 584,914 shares against; and 87,753 shares abstaining.


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


                                             ARROW ELECTRONICS, INC.




Date:  August 13, 2001                       By:/s/ Robert E. Klatell
                                                ----------------------------
                                                Robert E. Klatell
                                                Executive Vice President and
                                                 Chief Financial Officer


Date:  August 13, 2001                       By:/s/ Paul J. Reilly
                                                ----------------------------
                                                Paul J. Reilly
                                                Vice President-Finance