Form 10-Q
period 2001-09-30
ARROW ELECTRONICS INC
filed 2001-11-13
CIK 7536

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.  20549

                                    FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                    For the quarterly period ended September 30, 2001
                                                   ------------------
                                        OR

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

     Common stock, $1 par value: 99,690,734 shares outstanding at November 7, 2001.



                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                               ARROW ELECTRONICS, INC.
                         CONSOLIDATED STATEMENT OF OPERATIONS
                         (In thousands except per share data)
                                      (Unaudited)

                               Nine Months Ended        Three Months Ended
                                  September 30,             September 30,
                             ----------------------   ----------------------
                                2001        2000         2001        2000
                                ----        ----         ----        ----
Sales                        $7,968,349  $9,268,162   $2,182,561  $3,337,068
                             ----------  ----------   ----------  ----------
Costs and expenses:
  Cost of products sold       6,790,718   7,823,157    1,951,158   2,805,362
  Selling, general and
    administrative expenses     899,038     844,643      274,487     296,038
  Depreciation and
    amortization                 87,185      63,009       29,016      22,325
  Restructuring costs and
    other special charges        77,147           -       77,147           -
  Integration charge              9,375           -            -           -
                             ----------  ----------   ----------  ----------
                              7,863,463   8,730,809    2,331,808   3,123,725
                             ----------  ----------   ----------  ----------
Operating income (loss)         104,886     537,353     (149,247)    213,343

Equity in losses of
  affiliated companies           (2,333)     (2,635)        (940)       (725)

Loss on investments              53,000           -       53,000           -

Interest expense                169,721     107,207       49,028      41,088
                             ----------  ----------   ----------  ----------
Earnings (loss) before
  income taxes and minority
  interest                     (120,168)    427,511     (252,215)    171,530

Provision for (benefit from)
  income taxes                  (38,869)    175,249      (92,546)     68,612
                             ----------  ----------   ----------  ----------
Earnings (loss) before
  minority interest             (81,299)    252,262     (159,669)    102,918

Minority interest                  (844)      3,290         (581)        975
                             ----------  ----------   ----------  ----------
Net income (loss)            $  (80,455) $  248,972   $ (159,088) $  101,943
                             ==========  ==========   ==========  ==========
Net income (loss) per share:
    Basic                         ($.82)      $2.58       ($1.61)      $1.05
                                   ====       =====        =====       =====
    Diluted                       ($.82)      $2.53       ($1.61)      $1.02
                                   ====       =====        =====       =====
Average number of shares
  outstanding:
    Basic                        98,147      96,392       98,515      97,403
                                 ======      ======       ======     =======
    Diluted                      98,147      98,408       98,515     100,022
                                 ======      ======       ======     =======


                              See accompanying notes.


                             ARROW ELECTRONICS, INC.
                            CONSOLIDATED BALANCE SHEET
                              (Dollars in thousands)


                                                September 30,    December 31,
                                                    2001             2000
                                                -------------   -------------
                                                 (Unaudited)

ASSETS
------

Current assets:
  Cash and short-term investments                 $  320,050      $   55,546
  Accounts receivable, including retained
    interest in securitized receivables, net       1,634,770       2,635,595
  Inventories                                      1,812,478       2,972,661
  Prepaid expenses and other assets                  111,910         100,408
                                                  ----------      ----------
    Total current assets                           3,879,208       5,764,210

Property, plant and equipment at cost:
  Land                                                43,122          40,892
  Buildings and improvements                         174,388         167,194
  Machinery and equipment                            347,488         319,305
                                                  ----------      ----------
                                                     564,998         527,391
   Less accumulated depreciation and
     amortization                                   (251,941)       (210,932)
                                                  ----------      ----------
                                                     313,057         316,459

Investments in affiliated companies                   31,896          35,885

Cost in excess of net assets of
  companies acquired, net of amortization
  ($179,582 in 2001 and $145,014 in 2000)          1,252,180       1,237,099

Other assets                                         332,376         250,888
                                                  ----------      ----------
                                                  $5,808,717      $7,604,541
                                                  ==========      ==========


                           See accompanying notes.

                          ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)


                                                September 30,    December 31,
                                                    2001             2000
                                                -------------    ------------
                                                 (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                                $  778,796      $1,567,631
  Accrued expenses                                   401,975         473,984
  Short-term borrowings, including current
    maturities of long-term debt                     226,067         529,261
                                                  ----------      ----------
    Total current liabilities                      1,406,838       2,570,876

Long-term debt                                     2,474,574       3,027,671

Other liabilities                                     84,728          92,246

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 160,000,000 shares
    Issued - 103,833,979 shares in 2001
      and 103,816,792 shares in 2000                 103,834         103,817
  Capital in excess of par value                     524,828         529,376
  Retained earnings                                1,516,455       1,596,910
  Foreign currency translation adjustment           (178,551)       (160,914)
                                                  ----------      ----------
                                                   1,966,566       2,069,189

  Less: Treasury stock (4,187,472 shares in 2001
          and 5,405,918 shares in 2000), at cost    (111,986)       (144,569)
        Unamortized employee stock awards            (12,003)        (10,872)
                                                  ----------      ----------
                                                   1,842,577       1,913,748
                                                  ----------      ----------
                                                  $5,808,717      $7,604,541
                                                  ==========      ==========


                          See accompanying notes.


                         ARROW ELECTRONICS, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                            (In thousands)

                                                         Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                         2001         2000
                                                         ----         ----
                                                            (Unaudited)
Cash flows from operating activities:
  Net income (loss)                                  $  (80,455)   $ 248,972
  Adjustments to reconcile net income (loss) to
    net cash provided by (used for) operations:
      Minority interest in earnings                        (844)       3,222
      Depreciation and amortization                      97,493       69,187
      Accretion of discount on convertible
        debentures                                       16,741            -
      Equity in losses of affiliated companies            2,333        2,635
      Restructuring costs and other special
        charges, net of taxes                           145,079            -
      Integration charge, net of taxes                    5,719            -
      Deferred income taxes                             (44,310)      (3,945)
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable                           953,749     (627,032)
          Inventories                                 1,032,160     (471,108)
          Prepaid expenses and other assets               1,065      (12,509)
          Accounts payable                             (781,327)     318,135
          Accrued expenses                             (124,709)     126,852
          Other                                         (17,944)     (27,359)
                                                     ----------    ---------
  Net cash provided by (used for) operating
    activities                                        1,204,750     (372,950)
                                                     ----------    ---------
Cash flows from investing activities:
  Acquisition of property, plant and equipment, net     (54,900)     (51,004)
  Cash consideration paid for acquired businesses       (27,268)     (92,704)
  Investments                                           (15,509)     (33,906)
                                                     ----------    ---------
  Net cash used for investing activities                (97,677)    (177,614)
                                                     ----------    ---------
Cash flows from financing activities:
  Sale of accounts receivable under
    securitization program                              251,737            -
  Repayments under securitization program              (252,865)           -
  Change in short-term borrowings                      (628,237)     539,655
  Change in credit facilities                            36,856     (125,490)
  Change in long-term debt                             (943,664)     106,344
  Proceeds from convertible debentures                  668,457            -
  Proceeds from exercise of stock options                19,626       34,407
  Purchases of common stock                                   -         (321)
                                                     ----------    ---------
  Net cash provided by (used for) financing
    activities                                         (848,090)     554,595
                                                     ----------    ---------
Effect of exchange rate changes on cash                   5,521       (5,351)
                                                     ----------    ---------
Net increase (decrease) in cash and short-term
  investments                                           264,504       (1,320)
Cash and short-term investments at beginning
  of period                                              55,546       44,885
                                                     ----------    ---------
Cash and short-term investments at end of period     $  320,050    $  43,565
                                                     ==========    =========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $   93,843    $  77,464
    Interest                                            140,623      104,579


                           See accompanying notes.


                          ARROW ELECTRONICS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            September 30, 2001
                               (Unaudited)


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

Note B -- Impact of Recently Issued Accounting Standards
--------------------------------------------------------

In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." The company is required to adopt Statement No. 142 effective January 1, 2002. This statement, among other things, eliminates the amortization of goodwill and changes the methodology for determining impairment of goodwill. If the company had adopted the provisions of Statement No. 142 relating to the elimination of goodwill amortization during the current quarter, the net loss would have been reduced by $.10 per share. The company has not yet completed its analysis of the goodwill impairment and the impact, if any, on the reported amount of goodwill.

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

Note C -- Accounts Receivable
-----------------------------

Accounts receivable consists of the following (in thousands):

                                                September 30,    December 31,
                                                    2001             2000
                                                ------------     -----------
Accounts receivable                               $  932,294      $2,743,737
Retained interest in securitized
  accounts receivable                                799,626               -
Allowance for doubtful accounts                      (97,150)       (108,142)
                                                  ----------      ----------
                                                  $1,634,770      $2,635,595
                                                  ==========      ==========

During the first quarter of 2001, the company entered into a $750,000,000 accounts receivable securitization program with a group of financial institutions under which it could sell, with recourse, its interest in certain trade accounts receivable. At September 30, 2001, the company had no outstanding balance from the sale of these receivables and had a subordinated interest in the remaining outstanding receivables of $799,626,000.

Note D -- Special Charges
-------------------------

During the current quarter, the company recorded restructuring costs and other special charges of $227,622,000 ($145,079,000 after taxes). The special charges include costs associated with headcount reductions of over 1,200 people, the consolidation or closing of fifteen facilities, valuation adjustments to inventory and Internet investments, and the termination of certain customer engagements. Of the total charges recorded, approximately $35,000,000 is expected to be spent in cash, of which $8,514,000 has been spent to date.

During the first quarter of 2001, the company recorded a special charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition and integration of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1,433,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $4,052,000 represented costs associated with personnel, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value. Of the expected $8,188,000 to be spent in cash in connection with the acquisition and integration of Wyle, $6,863,000 has been spent to date. Approximately $1,125,000 of the remaining amount relates to vacated facilities leased with various expiration dates through 2003.

Note E -- Earnings per Share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

                                     For the Nine           For the Three
                                     Months Ended           Months Ended
                                     September 30,          September 30,
                                 --------------------   ---------------------
                                  2001(a)      2000      2001(b)       2000
                                  -------      ----      -------       ----
Net income (loss)                $(80,455)   $248,972   $(159,088)   $101,943
                                 ========    ========   =========    ========
Weighted average common
  shares outstanding
  for basic earnings
  per share                        98,147      96,392      98,515      97,403
Net effect of dilutive
  stock options and
  restricted stock awards               -       2,016           -       2,619
                                   ------      ------      ------     -------
Weighted average common
  shares outstanding for
  diluted earnings per share       98,147      98,408      98,515     100,022
                                   ======      ======      ======     =======
Basic earnings (loss) per share     ($.82)      $2.58      ($1.61)      $1.05
                                     ====       =====       =====       =====
Diluted earnings (loss) per share   ($.82)      $2.53      ($1.61)      $1.02
                                     ====       =====       =====       =====

(a) Excluding the restructuring costs and other special charges and the integration charge, net income and net income per share on a basic and diluted basis would have been $70,343,000, $.72, and $.70, respectively, for the nine months ended September 30, 2001.

(b) Excluding the restructuring costs and other special charges, the net loss and net loss per share on a basic and diluted basis would have been $14,009,000 and $.14, respectively, for the three months ended
    September 30, 2001.

Note F -- Comprehensive Income
------------------------------

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows (in thousands):

                                    For the Nine            For the Three
                                    Months Ended            Months Ended
                                    September 30,           September 30,
                                 -------------------    --------------------
                                   2001       2000         2001       2000
                                   ----       ----         ----       ----
Net income (loss)                $(80,455)  $248,972    $(159,088)  $101,943
Foreign currency
  translation adjustments (a)     (17,637)  (100,417)      27,384    (72,583)
                                 --------   --------    ---------   --------
Comprehensive income (loss) (b)  $(98,092)  $148,555    $(131,704)  $ 29,360
                                 ========   ========    =========   ========

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the restructuring costs and other special charges and the integration charge, comprehensive income would have been $52,706,000 and $13,375,000, respectively, for the nine months and three months ended September 30, 2001.

Note G -- Segment and Geographic Information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers (VARs). As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization, are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

Revenue and operating income, by segment, are as follows (in thousands):

                                For the Nine              For the Three
                                Months Ended              Months Ended
                                September 30,             September 30,
                           -----------------------   -----------------------
                              2001         2000         2001         2000
                              ----         ----         ----         ----
Revenue:
  Electronic Components    $5,842,402   $7,180,561   $1,539,872   $2,708,093
  Computer Products         2,125,947    2,087,601      642,689      628,975
                           ----------   ----------   ----------   ----------
    Consolidated           $7,968,349   $9,268,162   $2,182,561   $3,337,068
                           ==========   ==========   ==========   ==========
Operating income (loss):
  Electronic Components    $  352,465   $  625,891   $   46,023   $  255,055
  Computer Products            29,932       27,491       10,934        7,829
  Corporate                  (277,511)    (116,029)    (206,204)     (49,541)
                           ----------   ----------   ----------   ----------
    Consolidated (a)       $  104,886   $  537,353   $ (149,247)  $  213,343
                           ==========   ==========   ==========   ==========

(a) Excluding the restructuring costs and other special charges of $227,622,000 ($174,622,000 in operating income) and the integration charge of $9,375,000, operating income would have been $288,883,000 and $25,375,000, respectively, for the nine months and three months ended September 30, 2001.

Total assets, by segment, are as follows (in thousands):

                                         September 30,  December 31,
                                             2001          2000
                                         ------------   -----------
Total assets:
  Electronic Components                    $4,416,249    $6,005,100
  Computer Products                         1,025,545     1,343,584
  Corporate                                   366,923       255,857
                                           ----------    ----------
    Consolidated                           $5,808,717    $7,604,541
                                           ==========    ==========

Revenues, by geographic area, are as follows (in thousands):

                       For the Nine                  For the Three
                       Months Ended                  Months Ended
                       September 30,                 September 30,
                  -----------------------       -----------------------
                     2001         2000             2001         2000
                     ----         ----             ----         ----

Americas          $4,937,907   $5,665,263       $1,356,963   $2,026,455
Europe             2,351,423    2,588,802          633,613      918,003
Asia/Pacific         679,019    1,014,097          191,985      392,610
                  ----------   ----------       ----------   ----------
  Consolidated    $7,968,349   $9,268,162       $2,182,561   $3,337,068
                  ==========   ==========       ==========   ==========

Total assets, by geographic area, are as follows (in thousands):

                                         September 30,  December 31,
                                             2001           2000
                                         ------------   -----------
Americas                                   $3,462,302    $4,840,169
Europe                                      1,941,296     2,104,837
Asia/Pacific                                  405,119       659,535
                                           ----------    ----------
  Consolidated                             $5,808,717    $7,604,541
                                           ==========    ==========


Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------
Sales
-----

Consolidated sales for the first nine months and third quarter of 2001 decreased 14 percent and 34.6 percent, respectively, when compared with the year-earlier period. The decrease in sales was driven by 18.6 percent and 43.1 percent decreases in sales of core components for the nine months and third quarter of 2001, respectively, principally as a result of lower demand due to weakened economic conditions. During the first nine months of 2001, the North American components operation experienced a slowdown in business activity with its large telecom and networking customers and the large contract manufacturers that serve them. In addition, weakening market conditions in Europe during the third quarter contributed to the decrease in sales. Sales of computer products increased by 1.8 percent and 2.2 percent for the first nine months and third quarter of 2001, respectively, when compared to the year-earlier periods. The increase was due to acquisitions and a strengthening in certain sections of the mid-range businesses, offset, in part, by market conditions for computer products and lower sales of low-margin microprocessors (a product segment not considered a part of the company's core business).

Operating Income
----------------

The company recorded operating income of $104.9 million and an operating loss of $149.2 million in the first nine months and third quarter of 2001, respectively, compared with operating income of $537.4 million and $213.3 million, in the year-earlier periods. Included in operating income for the first nine months of 2001 are pre-tax restructuring costs and other special charges of $174.6 million and an integration charge of $9.4 million associated with the acquisition of Wyle Electronics. Excluding these special charges, operating income for the first nine months and third quarter of 2001 would have been $288.9 million and $25.4 million, respectively. The decrease in operating income is due to the sudden and dramatic reduction in sales as a result of market conditions and lower gross profit margins.

To mitigate the continuing impact of the economic downturn, the company has taken a number of significant steps in the third quarter of 2001, including a reduction in its worldwide workforce, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions.

Interest Expense
----------------

Interest expense of $169.7 million and $49 million in the first nine months and third quarter of 2001, respectively, increased from $107.2 million and $41.1 million, respectively, in the year-earlier periods. The increase is the result of additional debt incurred to fund acquisitions during 2000, together with capital expenditures offset, in part, by a significant reduction in working capital.

Income Taxes
------------

The company recorded an income tax benefit at an effective rate of 32.3 percent and 36.7 percent for the first nine months and third quarter of 2001, respectively, compared with a provision for taxes at an effective rate of 41 percent and 40 percent, respectively, in the comparable year-earlier periods. Excluding the impact of the aforementioned special charges, the effective rate would have been 40.5 percent and 40.7 percent, respectively, for the first nine months and third quarter of 2001. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, the related level of earnings generated by these operations, and the nondeductibility of goodwill amortization.

Net Income
----------

The company recorded a net loss of $80.5 million and $159.1 million in the first nine months and third quarter of 2001, respectively, compared with net income of $249 million and $101.9 million, respectively, in the year-earlier periods. Excluding the aforementioned special charges, net income for the first nine months of 2001 would have been $70.3 million and net loss for the third quarter of 2001 would have been $14 million. The decrease in net income, excluding special charges, is due to decreased sales and higher levels of interest.


Liquidity and Capital Resources
-------------------------------

The company maintains a high level of current assets, primarily accounts receivable and inventories. Consolidated current assets as a percentage of total assets were approximately 67 percent at September 30, 2001 compared with 75 percent at September 30, 2000.

The net amount of cash provided by the company's operating activities during the first nine months of 2001 was $1,204.8 million, principally reflecting lower working capital requirements as a result of lower sales. The net amount of cash used for investing activities was $97.7 million, including $54.9 million for various capital expenditures, $27.3 million for the remaining 10% interest in Scientific and Business Minicomputers, Inc., and $15.5 million primarily for the investment in Marubun Corporation. The net amount of cash used for financing activities was $848.1 million, primarily reflecting the repayment of short-term and long-term debt, offset, in part, by proceeds from the sale of convertible debentures.

The net amount of cash used for the company's operating activities during the first nine months of 2000 was $373 million, principally reflecting investments in working capital, offset, in part, by earnings for the nine months. The net amount of cash used for investing activities was $177.6 million, including $51 million for various capital expenditures, $92.7 million primarily for the acquisitions of Rapac Electronics Ltd., Tekelec Europe, Jakob Hatteland AS, and Dicopel S.A. de C.V., and $33.9 million for internet-related joint ventures. The net amount of cash provided by financing activities was $554.6 million, primarily reflecting borrowings under the company's commercial paper program, credit facilities, and various short-term bank borrowings.


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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first nine months of 2001 as compared with December 31, 2000, 2001 sales and operating income would have been $93 million and $6 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At September 30, 2001, as a result of significant generation of operating cash flow, the company paid down nearly all of its variable rate debt with the net result being that approximately 90 percent of the company's debt was subject to fixed rates and 10 percent of its debt was subject to variable rates. Interest expense would fluctuate by approximately $6 million if average interest rates had changed by one percentage point during the first nine months of 2001. This amount was determined by considering the impact of a hypothetical interest rate on the company's borrowing cost. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.



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


                                             ARROW ELECTRONICS, INC.


Date:  November 12, 2001                     By:/s/ Paul J. Reilly
                                                -----------------------
                                                Paul J. Reilly
                                                Chief Financial Officer