Form 10-K405
period 2001-12-31
ARROW ELECTRONICS INC
filed 2002-03-29
CIK 7536

Form 10-K
                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549

(Mark One)
  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
 ---
                                 ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

   The aggregate market value of voting stock held by nonaffiliates of the registrant as of March 1, 2002 was $2,658,065,103.

   Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

   Common Stock, $1 par value: 100,117,047 shares outstanding at March 1,
2002.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 23, 2002 (incorporated in Part III).

                                    PART I

Item 1.  Business.
         --------

Arrow Electronics, Inc. (the "company"), incorporated in New York in 1946, is one of the world's largest providers of electronic components and computer products to industrial and commercial customers and a leading provider of services, including materials planning, programming and assembly services, inventory management, a comprehensive suite of online supply chain tools, and design services, to the electronics industry. As one of the electronics distribution industry's leaders in operating systems, employee productivity, value-added programs, and total quality assurance, the company is the distributor of choice for over 600 suppliers.

The company's global distribution network spans the world's three largest electronics markets - the Americas, Europe, and the Asia/Pacific region. The company serves a diversified base of original equipment manufacturers (OEMs), contract manufacturers (CMs), and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers
(VARs) of computer systems. The company maintains over 200 sales facilities and 23 distribution centers in 40 countries and territories. Through this network, the company can offer one of the broadest line cards in the industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

In 2001, Arrow launched a suite of Internet design and supply chain services, including Arrow Risk Manager, Arrow Alert, and Arrow Collaborator. These interactive and real-time resources prevent costly design delays, provide immediate notification of changes to components, pipeline product for manufacturing, and measure and evaluate the accuracy of customer forecasting to improve materials planning.

The Americas Components group is comprised of targeted sales and marketing groups providing tailored solutions to nine distinct customer segments. The Americas Components also offers one of the broadest line cards in the industry.

North American Computer Products ("NACP") is a full-line technical distributor of computer systems, communications and storage equipment, peripherals, components, software, and value-added services to solution providers in North America.

The company is one of the largest Pan-European electronic components distributors. In the Northern European region, the company serves Denmark, Estonia, Finland, Ireland, Norway, Sweden, and the United Kingdom. In the Central European region, the company serves Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Slovenia, and Switzerland, and in the Southern European region the company serves France, Greece, Israel, Italy, Portugal, Spain, and Turkey.

The company is a leading electronics distributor in the Asia/Pacific region. It has facilities in Australia, Hong Kong, India, Malaysia, New Zealand, the People's Republic of China, the Philippines, Singapore, South Korea, Taiwan, and Thailand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 61 percent of the company's consolidated sales are comprised of semiconductor products; industrial and commercial computer products, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, terminals, printers, controllers, and communication control equipment, account for about 25 percent; and the remaining sales are comprised of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

The financial information about the company's reportable segments and foreign and domestic operations can be found in Note 13 of the Notes to Consolidated Financial Statements.

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

The company and its affiliates serve over 175,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include principally VARs and OEMs. No single customer accounted for more than 3 percent of the company's 2001 sales.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, from which inside sales personnel with access to pricing and stocking data provided by computer display terminals accept and process orders. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the company's central computer, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's international operations have similar online, real-time computer systems and they can access Arrow's Worldwide Stock Check System, which provides access to the company's online, real-time inventory system.

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

The company's business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multi-national, national, and numerous regional and local distributors. As one of the world's largest electronics distributors, the company's financial resources and sales are greater than most of its competitors.

The company and its affiliates employ over 12,400 people worldwide.


Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company.

Name                    Age     Position or Office Held
----                    ---     -----------------------

Stephen P. Kaufman      60      Chairman
Francis M. Scricco      52      President and Chief Executive Officer
Robert E. Klatell       56      Executive Vice President
Betty Jane Scheihing    53      Senior Vice President
Steven W. Menefee       56      Senior Vice President and President of Arrow
                                 Asia
Peter S. Brown          51      Senior Vice President and General Counsel
Michael J. Long         43      Vice President and President of North
                                 American Computer Products
Jan M. Salsgiver        45      Vice President and President of the Americas
                                 Components
Paul J. Reilly          45      Vice President and Chief Financial Officer
Mark F. Settle          51      Vice President and Chief Information Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Stephen P. Kaufman has been Chairman of the company since May 1994. In addition, he served as Chief Executive Officer from September 1986 to July 2000.

Francis M. Scricco has been Chief Executive Officer since July 2000 and President since June 1999. From September 1997 through July 2000 he served as Chief Operating Officer. Prior thereto, he was Executive Vice President since August 1997. From March 1994 through August 1997 he was a Group President at Fischer Scientific International, Inc.

Robert E. Klatell has been Executive Vice President of the company since July 1995.

Betty Jane Scheihing has been a Senior Vice President of the company since May 1996.

Steven W. Menefee has been a Senior Vice President of the company since July
1995.

Peter S. Brown has been a Senior Vice President of the company and General Counsel since September 2001. Prior to joining the company, he served as the managing partner of the London office at the law firm of Pillsbury Winthrop LLP (formerly, Winthrop, Stimson, Putnam, & Roberts) for more than five years.

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

Paul J. Reilly has been Chief Financial Officer since October 2001 and has served as a Vice President of the company since May 1996.

Mark F. Settle has been a Vice President of the company and Chief Information Officer since November 2001. Prior to joining the company, he served as Executive Vice President, Systems and Processing at Visa International since April 1999 and previously served as Chief Information Officer at Occidental Petroleum Corporation since February 1997. Prior thereto, he was Director of Civil Systems Business Unit at Hughes Information Systems since August 1994.

Item 2.  Properties.
         ----------

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company's executive office, a 132,000 square foot facility in Melville, New York, is owned by the company. Including the executive office, 18 locations are owned throughout the Americas, Europe, and the Asia/Pacific region, and another facility has been sold and leased back in connection with the financing thereof. The company occupies over 290 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.

Item 3.  Legal Proceedings.
         -----------------

The environmental remediation of a former "superfund site" the company owns (as the result of the discontinued lead-refining operations of a subsidiary formerly owned by the company) has been completed pursuant to the terms of a consent decree with the U.S. EPA and the State of Florida, and the site has been delisted from the National Priorities List. Long-term monitoring activities at the site for which the company remains responsible are not expected to have a material adverse impact on the company's liquidity, resources, or results.

Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

None.


                                  PART II


Item 5.  Market Price of the Registrant's Common Equity and Related
         ----------------------------------------------------------
         Stockholder Matters.
         -------------------

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 2001 and 2000 were as follows:

Year                                               High        Low
----                                               ----        ---

2001:
  Fourth Quarter                                  $30.71     $19.84
  Third Quarter                                    29.50      18.00
  Second Quarter                                   29.07      20.65
  First Quarter                                    33.44      21.85

2000:
  Fourth Quarter                                  $37.19     $22.06
  Third Quarter                                    39.88      30.38
  Second Quarter                                   46.00      28.25
  First Quarter                                    37.50      20.50



Holders

On March 1, 2002, there were approximately 3,000 shareholders of record of the company's common stock.


Dividend History

The company did not pay cash dividends on its common stock during 2001 or 2000. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.


Item 6.  Selected Financial Data.
         -----------------------

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report.

SELECTED FINANCIAL DATA
(In thousands except per share data)

For the year ended:   2001(a)       2000       1999(b)      1998       1997(c)
                   -----------  -----------  ----------  ----------  ----------

Sales              $10,127,604  $12,959,250  $9,312,625  $8,344,659  $7,763,945
                    ===========  ===========  ==========  ==========  ==========

Operating income      $156,603     $784,107    $338,661    $352,504    $374,721
                      ========     ========    ========    ========    ========

Net income (loss)     $(73,826)    $357,931    $124,153    $145,828    $163,656
                      ========     ========    ========    ========    ========

Earnings (loss)
 per share:
  Basic                  $(.75)       $3.70       $1.31       $1.53       $1.67
                         =====        =====       =====       =====       =====
  Diluted                 (.75)        3.62        1.29        1.50        1.64
                         =====        =====       =====       =====       =====

At year-end:
Accounts receivable
  and inventories   $2,861,628   $5,608,256  $3,083,583  $2,675,612  $2,475,407
Total assets         5,358,984    7,604,541   4,483,255   3,839,871   3,537,873
Long-term debt       2,441,983    3,027,671   1,533,421   1,047,041     829,827
Shareholders'equity  1,766,461    1,913,748   1,550,529   1,487,319   1,360,758

(a) Operating income and net loss include restructuring costs and other special charges of $227.6 million (of which $174.6 million is in operating income) and $145.1 million after taxes, respectively, and an integration charge associated with the acquisition of Wyle Electronics and Wyle Systems of $9.4 million and $5.7 million after taxes, respectively. Excluding these charges, operating income, net income, and earnings per share on a basic and diluted basis would have been $340.6 million, $77 million, $.78, and $.77, respectively.

(b) Operating and net income include a special charge of $24.6 million and $16.5 million after taxes, respectively, associated with the acquisition and integration of Richey Electronics, Inc. and the electronics distribution group of Bell Industries, Inc. Excluding this charge, operating income, net income, and earnings per share on a basic and diluted basis would have been $363.2 million, $140.6 million, $1.48, and $1.46, respectively.

(c) Operating and net income include special charges totaling $59.5 million and $40.4 million after taxes, respectively, associated with the realignment of the North American Components Operations and the acquisition and integration of the volume electronic component distribution businesses of Premier Farnell plc. Excluding these charges, operating income, net income, and earnings per share on a basic and diluted basis would have been $434.2 million, $204.1 million, $2.08, and $2.05, respectively.


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

Sales

In 2001, consolidated sales decreased by 22 percent from $13 billion in 2000 to $10.1 billion. This decline was principally due to a 28 percent decrease in sales of electronic components as a result of severely depressed demand at telecommunications and networking customers and the contract manufacturers that serve them, and lower demand in the company's core OEM business due to weakened general economic conditions. In addition, the company terminated a single customer engagement in the Asia/Pacific region during 2001 which resulted in a sales decline of approximately $193 million versus 2000. Sales of computer products decreased by 2 percent in 2001 when compared to 2000.
In the fourth quarter of 2000, the business model for handling certain mid-range computer products was modified from a traditional distribution model to an agency model. The modification resulted in a reduction of more than $300 million in revenue in 2001 compared to 2000. In 2001, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by nearly $207 million. Lastly, the translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $118 million because of a strengthened U.S. dollar in 2001 when compared to 2000. Each of these factors was offset, in part, by the acquisitions that occurred in 2000.

Consolidated sales of $13 billion in 2000 were 39 percent higher than 1999 sales of $9.3 billion. This sales increase was driven by a 59 percent growth in the sales of electronic components and more than $850 million of sales from acquired companies offset, in part, by foreign exchange rate differences, fewer sales of low margin microprocessors, and market conditions for computer products. The translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $466 million when compared to 1999. Sales of computer products decreased by 2 percent in 2000 when compared to 1999. Excluding the impact of acquisitions and foreign exchange rate differences, sales increased by 34 percent over the prior year.

In 1999, consolidated sales increased to $9.3 billion from $8.3 billion in 1998. This 12 percent sales growth over 1998 was principally due to a 23 percent growth in the sales of electronic components and more than $885 million of sales from acquired companies offset, in part, by fewer sales of low margin microprocessors and foreign exchange rate differences. In 1999, sales of low margin microprocessors decreased by $257 million when compared to 1998. Excluding the impact of acquisitions, foreign exchange rate differences, and lower microprocessor sales, consolidated sales increased by 8 percent over the prior year and sales of electronic components increased by 10 percent. Sales of commercial computer products increased marginally over the 1998 level due principally to softening demand and lower average selling prices, offset by increasing unit shipments as a result of market conditions.

Operating Income

The company's consolidated operating income decreased to $156.6 million in 2001 compared with $784.1 million in 2000. Included in operating income for 2001 are $174.6 million of pre-tax restructuring costs and other special charges described below and an integration charge of $9.4 million associated with the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Excluding these special charges, operating income for 2001 would have been $340.6 million. The decrease in operating income was due to the sudden and dramatic reduction in sales that began in the latter part of the first quarter, and accelerated thereafter, outpacing the speed at which the company was able to reduce expenses. Gross profit margins increased marginally as a result of a change in the mix of the business.

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring costs and other special charges totaling $227.6 million pre-tax (of which $97.5 million is included in cost of products sold, $77.1 million in operating expenses, and $53 million in loss on investments) and $145.1 million after taxes. In addition to costs associated with headcount reductions and the consolidation of various facilities, the special charges included provisions related to inventory valuation adjustments, adjustments to the book value of Internet investments, and the termination of certain customer engagements. Approximately $30 million of the charge is expected to be spent in cash.
Of this amount, approximately $12.6 million was spent in 2001.

Operating income increased to $784.1 million in 2000 compared to $363.2 million in 1999, excluding the integration charge of $24.6 million associated with the acquisition and integration of Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG").
This increase in operating income was a result of increased sales in the electronic components businesses around the world and increased gross profit margins, as well as the full year impact of cost savings resulting from the integration of Richey and EDG offset, in part, by lower sales of computer products and increased spending in the company's Internet business. Operating expenses as a percentage of sales were 9.6 percent, the lowest in the company's history.

In 1999, the company's consolidated operating income decreased to $338.7 million from $352.5 million in 1998, principally as a result of the integration charge of $24.6 million. Excluding this integration charge, operating income would have been $363.2 million. Operating income, excluding the integration charge, increased as a result of higher sales, improved gross profit margins in the electronic components operations in the latter part of 1999, and improved operating efficiencies resulting from the integration of Richey and EDG into the company offset, in part, by lower gross profit margins in the computer products operations, increased non-cash amortization expense associated with goodwill, investments made in systems and personnel to support anticipated increases in business activities.

Interest Expense

In 2001, interest expense increased to $211.7 million compared to $171.3 million in 2000. The increase in interest expense was the result of the full year impact of interest on $1.2 billion of additional borrowings incurred in 2000 to fund acquisitions offset, in part, by the generation of $1.7 billion in cash flow from operations in 2001. The cash generated from operations in 2001 was utilized to reduce debt by $1.1 billion and to increase cash on hand by $501 million.

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

Income Taxes

In 2001, the company recorded an income tax benefit at an effective tsx rate of 31.3 percent, compared with a provision for taxes at an effective tax rate of 40.7 percent in 2000. Excluding the impact of the aforementioned special charges, the effective tax rate would have been 40.7 percent for 2001.

The company recorded a provision for taxes at an effective tax rate of 40.7 percent in 2000 compared with 43 percent, excluding the integration charge, in 1999. The lower rate for 2000 was due to the company's significantly increased operating income, which lowered the negative effect of non-deductible goodwill amortization on the company's effective tax rate.

In 1999, the company recorded a provision for taxes at an effective tax rate of 43 percent, excluding the integration charge, compared with 42.2 percent in 1998. The increased rate for 1999 was due to the non-deductibility of goodwill amortization.

Net Income (Loss)

The company recorded a net loss of $73.8 million in 2001 compared with net income of $357.9 million in 2000. Excluding the aforementioned special charges, net income for 2001 would have been $77 million. The decrease in net income, excluding special charges, was due to lower gross profit, as a result of lower sales, and higher levels of interest expense.

Net income in 2000 was $357.9 million, an increase from $124.2 million in 1999 ($140.6 million excluding the integration charge). The increase in net income was a result of increased sales, improved gross profit margins, and continued expense control offset, in part, by higher levels of interest expense.

In 1999, the company's net income decreased to $124.2 million from $145.8 million in 1998. Excluding the integration charge, net income would have been $140.6 million. The decrease in net income, excluding the integration charge, was primarily attributable to an increase in interest expense offset, in part, by an increase in operating income and a decrease in minority interest.

Liquidity and Capital Resources

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 53 percent and 74 percent in 2001 and 2000, respectively. At December 31, 2001, cash and short-term investments increased to $556.9 million from $55.5 million at December 31, 2000.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing increases. In the periods in which revenue declines, investments in accounts receivable and inventories may also decrease, and cash is generated. During 2001, the company generated $1.7 billion in cash flow from operations resulting in a reduction in net debt from $3.5 billion to $1.9 billion.

At December 31, 2001, working capital, defined as accounts receivable and inventories net of payables, decreased by $1.8 billion, or 46 percent, compared with December 31, 2000, due to decreased sales and improved asset utilization.

The net amount of cash provided by operating activities in 2001 was $1.7 billion, principally reflecting lower working capital requirements. The net amount of cash used for investing activities was $107.1 million, including $64.3 million for various capital expenditures, $27.3 million for the acquisition of the remaining 10 percent interest in Scientific and Business Minicomputers, Inc. ("SBM") and $15.5 million for various investments. The net amount of cash used for financing activities was $1.1 billion, primarily reflecting the repayment of short-term and long-term debt.

In February 2001, the company entered into a three-year revolving credit facility providing up to $625 million of available credit. This facility replaced the previously existing global multi-currency credit facility.

During the first quarter of 2001, the company completed the sale of $1.5 billion principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity of 4% per annum and may be converted into the company's common stock at a conversion price of $37.83 per share. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671.8 million were used to repay short-term debt.

In February 2001, the company entered into a 364-day $625 million credit facility. The company chose not to renew this facility in February 2002 because of its large cash balance and reduced need to finance investments in working capital.

In March 2001, the company entered into a one-year, renewable $750 million asset securitization program (the "program") whereby it sells, on a revolving basis, an individual interest in a pool of its trade accounts receivable. Under the program, the company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At December 31, 2001, the company had no outstanding balances from the sale of these receivables. In March 2002, the company renewed the program for an additional year.

The three-year revolving credit facility, the asset securitization program, and the 6.45% senior notes (the "notes"), as amended, limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels. In addition, in the event that the company's credit rating is reduced to non-investment grade by either Standard & Poor's or Moody's Investors Service, Inc., the company would no longer be able to utilize its asset securitization program in its present form, and the company would be required to make an offer to the holders of the notes, allowing each such holder to put all or a part of the notes held by it to the company for payment within 60 days of such offer. The triggering of the right to put the notes would constitute an event of default under the company's three-year revolving credit facility, and it may result in the termination of the agreement and declaration of any outstanding amounts to be due and payable. At December 31, 2001, there were no amounts outstanding under the asset securitization program or the three-year revolving credit facility. The company has sufficient cash balances to meet the requirements to pay, in part or in whole, the $250 million of the notes that may come due in the event of such a downgrade, as well as sufficient cash balances to finance its operations, based upon current business conditions, for more than 12 months.


A summary of contractual obligations is as follows (in thousands):

                       Within                             After
                       1 Year  1-3 Years  4-5 Years      5 Years        Total
                       ------  ---------  ---------      -------        -----

Long-term debt        $37,289   $667,266   $250,893   $1,523,824   $2,479,272
Operating leases       55,503     80,499     40,858       78,464      255,324
Surplus properties      6,819     10,393      4,473        2,094       23,779
                      -------   --------   --------   ----------   ----------
                      $99,611   $758,158   $296,224   $1,604,382   $2,758,375
                      =======   ========   ========   ==========   ==========

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2001, the company's pro-rata share of this debt was $7.1 million.

In 2000, working capital increased by 77 percent, or $1.8 billion, compared with 1999. Excluding the impact of acquisitions, working capital increased by 34 percent, or $776 million, due to increased sales and higher working capital requirements.

The net amount of cash used for operating activities in 2000 was $336.4 million, principally resulting from increased accounts receivable and inventories offset, in part, by increased payables and earnings for the year. The net amount of cash used for investing activities was $1.4 billion, including $1.2 billion primarily for the acquisitions of Wyle, the open computing alliance subsidiary of Merisel, Inc., Jakob Hatteland Electronic AS, and Tekelec Europe, and $80.2 million for various capital expenditures. The net amount of cash provided by financing activities was $1.7 billion, primarily reflecting the issuance of senior debentures, borrowings under the company's commercial paper program, and various short-term borrowings.

Working capital increased by $388 million, or 21 percent, in 1999 compared with 1998. Excluding the impact of acquisitions, working capital increased by $216 million, or 11 percent, due to increased sales and higher working capital requirements.

The net amount of cash used for the company's operating activities in 1999 was $33.5 million, principally reflecting increased accounts receivable due to accelerated sales growth in the fourth quarter offset, in part, by earnings for the year. The net amount of cash used for investing activities was $543.3 million, including $459.1 million for the acquisitions of Richey, EDG, Industrade AG, interests in the Elko Group and Panamericana Comercial Importadora, S.A., the remaining interests in Spoerle Electronic and Support Net, Inc., and an additional interest in SBM, as well as certain Internet-related investments, and $84.2 million for various capital expenditures. The net amount of cash provided by financing activities was $479.1 million, reflecting borrowings under the company's commercial paper program, the issuance of the company's floating rate notes, and credit facilities offset, in part, by the repayment of Richey's 7% convertible subordinated notes and debentures, 8.29% senior debentures, and distributions to partners.


Critical Accounting Policies and Estimates

The company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to bad debts, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

  - The company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

  - The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

  - Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by management, additional write-downs of inventories may be required. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the cost of inventories. Actual amounts could be different from those estimated.

  - The carrying value of the company's deferred tax assets is dependent upon the company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it would not be able to realize all or part of its deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made.

  - The company is subject to proceedings, lawsuits, and other claims related to environmental, labor, product and other matters. The company assesses the likelihood of an adverse judgment or outcomes to these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

  - The company has recorded reserves in connection with restructuring its businesses, as well as the integration of acquired businesses. These reserves principally include estimates related to employee separation costs, the consolidation of facilities, contractual obligations, and the valuation of certain assets including accounts receivable, inventories, and investments. Actual amounts could be different from those estimated.

  - In assessing the recoverability of the company's goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record impairment charges for these assets. On January 1, 2002, the company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze its goodwill for impairment issues using a new method during the first six months of 2002 and then on a periodic basis thereafter. In addition, this Statement eliminates the amortization of goodwill. The elimination of goodwill amortization will increase net income by approximately $42 million annually. The company has not yet completed its analysis of the goodwill impairment and the impact, if any, on the reported amount of goodwill. In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement
     No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized. The company is required to adopt this Statement in the first quarter of 2003 and has not yet completed its evaluation of the effect, if any, on its consolidated financial position and results of operations. In August 2001, the FASB issued Statement
     No. 144, "Accounting for the Impairment or Disposal of Long-Lived
     Assets." Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including business segments accounted for as discontinued operations. The company is required to adopt this Statement in the first quarter of 2002 and has not yet completed its analysis to determine the effect, if any, on its consolidated financial position and results of operations.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any forward-looking statements.

Item 7A. Market and Other Risks.
         ----------------------

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 2001 as compared with 2000, 2001 sales and operating income would have been $118 million and $6 million higher, respectively, than the reported results for 2001.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At December 31, 2001, as a result of significant generation of operating cash flow, the company had paid down nearly all of its variable rate debt with the net result being that approximately 98 percent of the company's debt was subject to fixed rates, and 2 percent of its debt was subject to variable rates. Interest expense, net of interest income, would have fluctuated by approximately $5 million if average interest rates had changed by one percentage point in 2001. This amount was determined by considering the impact of a hypothetical interest rate on the company's average variable rate outstanding borrowings. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

Item 8.  Financial Statements.
         --------------------

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


/s/ ERNST & YOUNG LLP


New York, New York
February 19, 2002





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

The audit committee of the board of directors, consisting entirely of independent directors, meets regularly with the company's management, operating controls staff, and independent auditors and reviews audit plans and results, as well as management's actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the operating controls staff, and the independent auditors have direct and confidential access to the audit committee at all times.

The company's independent auditors, Ernst & Young LLP, were engaged to audit the consolidated financial statements in accordance with auditing standards generally accepted in the United States. These standards include a study and evaluation of internal controls for the purpose of establishing a basis for reliance thereon relative to the scope of their audit of the consolidated financial statements.


/s/ Francis M. Scricco
----------------------
Francis M. Scricco
President and Chief Executive Officer


/s/ Paul J. Reilly
------------------
Paul J. Reilly
Vice President and
 Chief Financial Officer





                            ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                      (In thousands except per share data)

                                               Years Ended December 31,
                                       -----------------------------------------
                                           2001            2000          1999
                                           ----            ----          ----

Sales                                  $10,127,604     $12,959,250    $9,312,625
                                       -----------     -----------    ----------
Costs and expenses:
  Cost of products sold                  8,609,448      10,925,309     8,011,419
  Selling, general, and
    administrative expenses              1,156,687       1,159,583       866,861
  Depreciation and amortization            118,344          90,251        71,124
  Restructuring costs and other
    special charges                         77,147               -             -
  Integration charge                         9,375               -        24,560
                                       -----------     -----------    ----------
                                         9,971,001      12,175,143     8,973,964
                                       -----------     -----------    ----------

Operating income                           156,603         784,107       338,661

Equity in losses of
  affiliated companies                       1,203           2,640         1,107

Loss on investments                         53,000               -             -

Interest expense, net                      211,694         171,336       106,349
                                       -----------     -----------    ----------
Earnings (loss) before income taxes
  and minority interest                   (109,294)        610,131       231,205

Provision for (benefit from)
  income taxes                             (34,189)        248,195       101,788
                                        ----------     -----------    ----------
Earnings (loss) before minority
  interest                                 (75,105)        361,936       129,417

Minority interest                           (1,279)          4,005         5,264
                                       -----------     -----------    ----------
Net income (loss)                      $   (73,826)    $   357,931    $  124,153
                                       ===========     ===========    ==========
Net income (loss) per share:
    Basic                                    $(.75)          $3.70         $1.31
                                             =====           =====         =====
    Diluted                                   (.75)           3.62          1.29
                                             =====           =====         =====
Average number of shares
  outstanding:
    Basic                                   98,384          96,707        95,123
                                            ======          ======        ======
    Diluted                                 98,384          98,833        96,045
                                            ======          ======        ======

                             See accompanying notes.





                            ARROW ELECTRONICS, INC.
                          CONSOLIDATED BALANCE SHEET
                            (Dollars in thousands)


                                                              December 31,
                                                        -----------------------
                                                            2001         2000
                                                            ----         ----
ASSETS

Current assets:
  Cash and short-term investments                       $  556,861   $   55,546
  Accounts receivable, net                               1,458,553    2,635,595
  Inventories                                            1,403,075    2,972,661
  Prepaid expenses and other assets                         52,897      100,408
                                                        ----------   ----------
Total current assets                                     3,471,386    5,764,210
                                                        ----------   ----------
Property, plant and equipment at cost
  Land                                                      42,971       40,892
  Buildings and improvements                               167,675      167,194
  Machinery and equipment                                  352,862      319,305
                                                        ----------   ----------
                                                           563,508      527,391
  Less accumulated depreciation and amortization          (259,134)    (210,932)
                                                        ----------   ----------
                                                           304,374      316,459
                                                        ----------   ----------

Investments in affiliated companies                         32,917       35,885
Cost in excess of net assets of companies acquired,
  less accumulated amortization ($190,940 in 2001
  and $145,014 in 2000)                                  1,224,283    1,237,099
Other assets                                               326,024      250,888
                                                        ----------   ----------
                                                        $5,358,984   $7,604,541
                                                        ==========   ==========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $  665,363   $1,567,631
  Accrued expenses                                         344,333      473,984
  Short-term borrowings                                     37,289      529,261
                                                        ----------   ----------
Total current liabilities                                1,046,985    2,570,876
                                                        ----------   ----------

Long-term debt                                           2,441,983    3,027,671
Other liabilities                                          103,555       92,246

Shareholders' equity:
  Common stock, par value $1:
    Authorized-160,000,000 shares
      in 2001 and 2000
    Issued-103,856,024 and 103,816,792 shares
      in 2001 and 2000, respectively                       103,856      103,817
  Capital in excess of par value                           524,299      529,376
  Retained earnings                                      1,523,084    1,596,910
  Foreign currency translation adjustment                 (259,694)    (160,914)
                                                        ----------   ----------
                                                         1,891,545    2,069,189
  Less: Treasury stock (3,998,063 and 5,405,918 shares
          in 2001 and 2000, respectively), at cost        (106,921)    (144,569)
        Unamortized employee stock awards                  (12,363)     (10,872)
        Other                                               (5,800)           -
                                                        ----------   ----------
Total shareholders' equity                               1,766,461    1,913,748
                                                        ----------   ----------

                                                        $5,358,984   $7,604,541
                                                        ==========   ==========

                           See accompanying notes.





                             ARROW ELECTRONICS, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (In thousands)

                                                  Years Ended December 31,
                                            -----------------------------------
                                                2001         2000        1999
                                                ----         ----        ----
Cash flows from operating activities:
  Net income (loss)                         $  (73,826)  $  357,931   $ 124,153
  Adjustments to reconcile net income
    (loss) to net cash provided by
    (used for) operations:
      Minority interest                         (1,279)       4,005       5,264
      Depreciation and amortization            132,157       99,478      78,635
      Accretion of discount on convertible
        debentures                              23,781            -           -
      Equity in losses of affiliated
        companies                                1,203        2,640       1,107
      Restructuring costs and other special
        charges, net of taxes                  145,079            -           -
      Integration charge, net of taxes           5,719            -      16,480
      Deferred income taxes                    (21,619)     (30,348)    (11,318)
      Change in assets and liabilities, net
        of effects of acquired businesses:
          Accounts receivable                1,116,898     (326,371)   (242,370)
          Inventories                        1,435,804     (958,622)    (15,568)
          Prepaid expenses and other assets     26,334      (43,168)       (236)
          Accounts payable                    (890,161)     490,009      (8,735)
          Accrued expenses                    (197,160)     107,064      28,492
          Other                                (25,178)     (39,065)     (9,395)
                                            ----------   ----------   ---------
  Net cash provided by (used for)
    operating activities                     1,677,752     (336,447)    (33,491)
                                            ----------   ----------   ---------
Cash flows from investing activities:
  Acquisition of property, plant and
    equipment                                  (64,355)     (80,164)    (84,249)
  Cash consideration paid for acquired
    businesses                                 (27,268)  (1,221,261)   (428,969)
  Investments in affiliates                    (15,509)     (36,182)    (30,127)
  Issuance of note receivable                        -      (50,000)          -
                                            ----------   ----------   ---------
  Net cash used for investing activities      (107,132)  (1,387,607)   (543,345)
                                            ----------   ----------   ---------
Cash flows from financing activities:
  Sale of accounts receivable under
    securitization program                     251,737            -           -
  Repayments under securitization program     (252,865)           -           -
  Change in short-term borrowings             (423,185)   1,263,561      90,804
  Change in credit facilities                 (392,396)    (421,081)    224,683
  Proceeds from long-term debt                       -      868,923     298,103
  Repayments of long-term debt                (945,310)           -     (97,833)
  Proceeds from convertible debentures, net    668,457            -           -
  Proceeds from exercise of stock options       21,972       27,989       1,282
  Distributions to minority partners                 -            -     (37,852)
  Purchases of common stock                          -         (321)       (100)
                                            ----------   ----------   ---------
  Net cash provided by (used for)
    financing activities                    (1,071,590)   1,739,071     479,087
                                            ----------   ----------   ---------

Effect of exchange rate changes on cash          2,285       (4,356)    (16,290)

Net increase (decrease) in cash and
  short-term investments                       501,315       10,661    (114,039)

Cash and short-term investments at
  beginning of year                             55,546       44,885     158,924
                                            ----------   ----------   ---------
Cash and short-term investments at end
  of year                                   $  556,861   $   55,546   $  44,885
                                            ==========   ==========   =========

Supplemental disclosures of cash flow
  information:
    Cash paid during the year for:
      Income taxes                          $  116,153   $  138,686   $  47,145
      Interest                                 195,778      148,076     105,239

                            See accompanying notes.





                                ARROW ELECTRONICS, INC.
                    CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                                    (In thousands)


           Common                          Foreign           Unamortized
            Stock Capital in              Currency              Employee
           at Par  Excess of Retained Translation Treasury Stock Awards
            Value  Par Value Earnings  Adjustment    Stock    and Other   Total
           ------ ---------- -------- ----------- -------- ------------   -----

Balance at
 December
 31, 1998  $102,950 $506,002$1,114,826 $(23,648) $(198,281) $(14,530)$1,487,319

Net income        -        -   124,153        -          -         -    124,153
Translation
 adjustments      -        -         -  (71,647)         -         -    (71,647)
                                                                      ---------
  Comprehensive
   income                                                                52,506
                                                                      ---------
Exercise of
 stock options    -   (1,259)        -        -      2,541         -      1,282
Tax benefits
 related to
 exercise of
 stock options    -      189         -        -          -         -        189
Restricted stock
 awards, net      -   (3,921)        -        -      8,571    (4,650)         -
Amortization
 of employee
 stock awards     -        -         -        -          -     8,965      8,965
Other             -      368         -        -       (100)        -        268
           -------- -------- ---------  ------- ----------  -------- ----------
Balance at
 December
 31, 1999   102,950  501,379 1,238,979  (95,295)  (187,269)  (10,215) 1,550,529

Net income        -        -   357,931        -          -         -    357,931
Translation
 adjustments      -        -         -  (65,619)         -         -    (65,619)
                                                                     ----------
  Comprehensive
   income                                                               292,312
                                                                     ----------
Exercise of
 stock options    -   (7,387)        -        -     35,376         -     27,989
Tax benefits
 related to
 exercise of
 stock options    -    7,212         -        -          -         -      7,212
Restricted stock
 awards, net              17      (743)       -          -     7,645     (6,919)
Amortization
 of employee
 stock awards     -        -         -        -          -     6,262      6,262
Issuance of
 common
 stock          850   28,836         -        -          -         -     29,686
Other             -       79         -        -       (321)        -       (242)
           -------- -------- --------- -------- ----------  --------  ---------
Balance at
 December
 31, 2000   103,817  529,376 1,596,910  (160,914) (144,569)  (10,872) 1,913,748

Net loss          -        -   (73,826)        -         -         -    (73,826)
Translation
 adjustments      -        -         -   (98,780)        -         -    (98,780)
Unrealized
 loss on
 securities       -        -         -         -         -    (5,800)    (5,800)
                                                                     ----------
  Comprehensive
   loss                                                                (178,406)
                                                                     ----------
Exercise of
 stock options    -   (9,420)        -         -    31,392         -     21,972
Tax benefits
 related to
 exercise of
 stock options    -    3,456         -         -         -         -      3,456
Restricted stock
 awards, net     39      802         -         -     6,256    (7,097)         -
Amortization
 of employee
 stock awards     -        -         -         -         -     5,606      5,606
Other             -       85         -         -         -         -         85
           -------- -------- --------- --------- ---------  -------- ----------
Balance at
 December
 31, 2001  $103,856 $524,299$1,523,084 $(259,694)$(106,921) $(18,163)$1,766,461
           ======== ======== ========= ========= =========  ======== ==========

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




                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Foreign Currency Translation
----------------------------

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity. The results of foreign operations are translated at the monthly average exchange rates.

Income Taxes
------------

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts.

Earnings (Loss) Per Share
-------------------------

Basic earnings (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.




                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Comprehensive Income (Loss)
--------------------------

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The foreign currency translation adjustments included in comprehensive income (loss) have not been tax effected as investments in foreign affiliates are deemed to be permanent.

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

Revenue Recognition
-------------------

The company recognizes revenue in accordance with SEC Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). Under SAB 101 revenue is recognized when the title and risk of loss have passed to the customer, there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

Software Development Costs
--------------------------

The company capitalizes certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three years.

Impact of Recently Issued Accounting Standards
----------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." On January 1, 2002, the company adopted Statement No. 142. This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. If the company had adopted the provisions of Statement No. 142 relating to the elimination of goodwill amortization during the current year, the net loss would have been reduced by approximately $42,000,000. The company has not yet completed its analysis of the goodwill impairment and the impact, if any, on the reported amount of goodwill.

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement
No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized. The company is required to adopt this Statement in the first quarter of 2003 and has not yet completed its evaluation of the effect, if any, on its consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including business segments accounted for as discontinued operations. The company is required to adopt this Statement in the first quarter of 2002 and has not yet completed its analysis to determine the effect, if any, on its consolidated financial position and results of operations.

Reclassification
----------------

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Acquisitions

During 2001, the company acquired the remaining 10 percent interest in Scientific and Business Minicomputers, Inc. ("SBM"). The cost of this acquisition was $27,268,000.

During 2000, the company acquired California-based Wyle Electronics and Wyle Systems (collectively, "Wyle"), part of the electronics distribution businesses of Germany-based E.ON AG (formerly VEBA AG), and the open computing alliance subsidiary of Merisel, Inc., one of the leading distributors of Sun Microsystems products in North America. In addition, the company acquired Tekelec Europe, one of Europe's leading distributors of high-tech components and systems, and Jakob Hatteland Electronic AS, one of the Nordic region's leading distributors of electronic components. The company also acquired a majority interest in the electronics distribution business of Rapac Electronics Ltd., one of the leading electronics distribution groups in Israel, and Dicopel S.A. de C.V., one of the largest electronics distributors in Mexico. The company increased its holdings in both Silverstar Ltd. S.p.A. and Consan Incorporated to 100 percent and acquired an additional 6 percent interest in SBM. The aggregate cost of these acquisitions was $1,249,015,000, which includes 775,000 shares of the company's common stock valued at $27,754,000.

Set forth below is the unaudited pro forma combined summary of operations for the year ended December 31, 2000 as though the acquisitions made during 2000 occurred on January 1, 2000 (in thousands except per share data):




                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                2000
                                                ----

Sales                                       $15,943,194
Operating income                                907,923
Earnings before income taxes
  and minority interest                         655,392
Net income                                      385,418

Earnings per share:
   Basic                                           3.97
   Diluted                                         3.89

Average number of shares
  outstanding:
   Basic                                         97,058
   Diluted                                       99,184

The unaudited pro forma combined summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 2000 or of those results which may be obtained in the future. The company has achieved cost savings from the acquisitions made in 2000. The cost savings have not been reflected in the unaudited pro forma combined summary of operations. In addition, the unaudited pro forma combined summary does not reflect any sales attrition which may result from the combinations. The unaudited pro forma combined summary of operations includes the effects of the additional interest expense on debt incurred in connection with the acquisitions as if the debt had been outstanding from the beginning of the period presented. In addition, the summary of operations includes amortization of the cost in excess of net assets of companies acquired in connection with the acquisitions as if they had been acquired from the beginning of the period presented.

The company recorded $33,151,000 as cost in excess of net assets of companies acquired to integrate Wyle into the company. Of the total amount recorded, $6,365,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $8,576,000 represented costs associated with severance and other personnel costs, $10,601,000 represented professional fees principally related to investment banking and legal and accounting services, and $7,609,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company. Of the total amount recorded, $23,441,000 was spent as of December 31, 2001. Approximately $2,205,000 of the remaining amount relates to severance and other personnel costs to be paid in 2002, $4,105,000 relates to vacated facilities leased with expiration dates through 2005, and the balance relates to various license and maintenance agreement obligations, with various expiration dates through 2003.

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

                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The cost of each acquisition has been allocated among the net assets acquired on the basis of the respective fair values of the assets acquired and liabilities assumed. For financial reporting purposes, the acquisitions are accounted for as purchase transactions in accordance with Accounting Principles Board Opinion No. 16, "Business Combinations." Accordingly, the consolidated results of the company in 2000 include these companies from their respective dates of acquisition. The aggregate consideration paid for all acquisitions in 2000 exceeded the net assets acquired by $356,488,000.

3.  Investments

During 2001, the company acquired an additional interest in Marubun Corporation, the largest non-affiliated franchised distributor of electronic components and supply chain services in Japan. This investment is accounted for using fair value.

The company holds an interest in eConnections, which serves suppliers, distributors, original equipment manufacturers, and other members of the electronics supply chain continuum by providing them with integrated, independent, and custom-tailored solutions, improving communications, cutting costs, and enhancing margins; an interest in Viacore, Inc., an eBusiness service provider of a reliable and transparent eBusiness hub for business processes between trading partners in the information technology supply chain; and an interest in Buckaroo.com, an Internet marketplace for the DRAM industry. These investments are accounted for using fair value.

In October 2000, QuestLink Technology, Inc. and ChipCenter LLC, two e-commerce companies the company had previously invested in, agreed to be merged to form eChips, a sales and marketing channel that serves the global electronics engineering and purchasing communities. This investment was accounted for using the equity method. During 2001, the merged businesses went into liquidation.

In addition, the company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, and a 50 percent interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. These investments are accounted for using the equity method.

4.  Debt

In February 2001, the company entered into a three-year revolving credit facility providing up to $625,000,000 of available credit. This facility replaced the previously existing global multi-currency credit facility. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin of .725%. The company pays the banks a facility fee of .175% per annum. At December 31, 2001, the company had no outstanding borrowings under this facility.



                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During the first quarter of 2001, the company completed the sale of $1,523,750,000 principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity of 4% per annum and may be converted into the company's common stock at a conversion price of $37.83 per share. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671,839,000 were used to repay short-term debt.

In February 2001, the company entered into a 364-day $625,000,000 credit facility. The company chose not to renew this facility in February 2002 because of its large cash balance and reduced need to finance investments in working capital.

In March 2001, the company entered into a one-year, renewable $750,000,000 asset securitization program (the "program") whereby it sells, on a revolving basis, an individual interest in a pool of its trade accounts receivable. Under the program, the company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At December 31, 2001, the company had no outstanding balances from the sale of these receivables, and had a subordinated interest in the remaining outstanding receivables of $788,519,000. In the event that the company had amounts outstanding under the program, the indebtedness and related accounts receivable would not be recorded on the company's balance sheet. In March 2002, the company renewed the program for an additional year.

Accounts receivable consists of the following at December 31 (in thousands):

                                                    2001            2000
                                                    ----            ----

Accounts receivable                             $  754,126      $2,743,737
Retained interest in securitized
  accounts receivable                              788,519               -
Allowance for doubtful accounts                    (84,092)       (108,142)
                                                ----------      ----------
                                                $1,458,553      $2,635,595
                                                ==========      ==========




                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


At December 31, short-term debt consists of the following (in thousands):

                                                    2001            2000
                                                    ----            ----
Floating rate notes                                $     -     $   200,000
Global multi-currency facility                           -         388,069
Short-term credit facility                               -         400,000
Commercial paper                                         -         541,366
Money market loan                                        -          41,000
Other short-term borrowings                         37,289         255,665
                                                   -------     -----------
                                                    37,289       1,826,100
Less debt refinanced                                     -      (1,296,839)
                                                   -------     -----------
                                                   $37,289     $   529,261
                                                   =======     ===========

The floating rate notes bore interest at LIBOR plus 1%, with interest payable on a quarterly basis. In October 2001, the company paid off the $200,000,000 floating rate notes.

In December 2000, the company entered into a $400,000,000 short-term credit facility which was repaid in February 2001.

In November 1999, the company established a commercial paper program, providing for the issuance of up to $1,000,000,000 in aggregate maturity value of commercial paper. At December 31, 2001, the company had no outstanding commercial paper. Interest rates on outstanding commercial paper borrowings as of December 31, 2000 had an effective average rate of 7.35%.

Other short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2001 and 2000 were 4.8% and 5.5%, respectively.

Long-term debt consists of the following at December 31 (in thousands):

                                                    2001            2000
                                                    ----            ----
6.45% senior notes, due 2003                    $  249,945      $  249,915
8.2% senior debentures, due 2003                   424,870         424,796
8.7% senior debentures, due 2005                   249,996         249,995
7% senior notes, due 2007                          198,728         198,477
9.15% senior debentures, due 2010                  199,970         199,967
6 7/8% senior debentures, due 2018                 196,567         196,357
7 1/2% senior debentures, due 2027                 196,491         196,351
Zero coupon convertible debentures, due 2021       713,871               -
Other obligations with various
  interest rates and due dates                      11,545          14,974
Short-term debt refinanced                               -       1,296,839
                                                ----------      ----------
                                                $2,441,983      $3,027,671
                                                ==========      ==========


                             ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 6.45% senior notes, 8.2% senior debentures, 8.7% senior debentures, 9.15% senior debentures, and 6 7/8% senior debentures may be prepaid at the option of the company subject to a "make whole" clause.

At December 31, 2001, the estimated fair market value of the 6.45% senior notes was 99 percent of par, the 8.2% senior debentures was 102 percent of par, the 8.7% senior debentures was 102 percent of par, the 7% senior notes was 94 percent of par, the 9.15% senior debentures was 101 percent of par, the 6 7/8% senior debentures was 78 percent of par, the 7 1/2% senior debentures was 79 percent of par, and the convertible debentures was 48 percent of par. The balance of the company's borrowings approximates their fair value.

Annual payments of borrowings during each of the years 2002 through 2006 are $37,289,000, $666,585,000, $681,000, $250,421,000, and $472,000,
respectively, and $1,523,824,000 for all years thereafter.

The three-year revolving credit facility, the asset securitization program, and the 6.45% senior notes (the "notes"), as amended, limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels. In addition, in the event that the company's credit rating is reduced to non-investment grade by either Standard & Poor's or Moody's Investors Service, Inc., the company would no longer be able to utilize its asset securitization program in its present form, and the company would be required to make an offer to the holders of the notes, allowing each such holder to put all or a part of the notes held by it to the company for payment within 60 days of such offer. The triggering of the right to put the notes would constitute an event of default under the company's three-year revolving credit facility and it may result in the termination of the agreement and declaration of any outstanding amounts to be due and payable. At December 31, 2001, there were no amounts outstanding under the asset securitization program or the three-year revolving credit facility. The company has sufficient cash balances to meet the requirements to pay, in part or in whole, the $250,000,000 of the notes that may come due in the event of such a downgrade, as well as sufficient cash balances to finance its operations, based upon current business conditions, for more than 12 months.

5.  Income Taxes

The provision for (benefit from) income taxes for the years ended December 31 consists of the following (in thousands):

                                         2001          2000          1999
                                         ----          ----          ----
Current
-------
  Federal                              $(60,260)     $105,007      $ 42,189
  State                                 (13,220)       25,350         9,968
  Foreign                                44,840       144,892        40,014
                                       --------      --------       -------
                                        (28,640)      275,249        92,171
                                       --------      --------       -------

                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred
--------
  Federal                               (10,215)       (5,044)        8,922
  State                                  (2,538)       (1,253)        2,144
  Foreign                                 7,204       (20,757)       (1,449)
                                       --------      --------      --------
                                         (5,549)      (27,054)        9,617
                                       --------      --------      --------
                                       $(34,189)     $248,195      $101,788
                                       ========      ========      ========

The principal causes of the difference between the U.S. statutory and effective income tax rates for the years ended December 31 are as follows (in thousands):

                                         2001          2000          1999
                                         ----          ----          ----
Provision (benefit) at statutory
  rate                                 $(38,253)     $213,546      $ 80,921
State taxes, net of federal
  benefit                               (10,243)       15,663         7,873
Foreign tax rate differential             1,812         4,953         2,860
Non-deductible goodwill                  11,741         8,537         6,904
Other                                       754         5,496         3,230
                                       --------      --------      --------
                                       $(34,189)     $248,195      $101,788
                                       ========      ========      ========

For financial reporting purposes, earnings (loss) before income taxes attributable to the United States was $(227,036,000) in 2001, $277,188,000 in 2000, and $131,007,000 in 1999, and earnings before income taxes attributable to foreign operations was $117,742,000 in 2001, $332,943,000 in 2000, and
$100,198,000 in 1999.

The significant components of the company's deferred tax assets at December 31, which are included in prepaid expenses and other assets, are as follows (in thousands):

                                          2001          2000
                                          ----          ----

Inventory adjustments                   $ 41,461      $ 36,625
Allowance for doubtful accounts           26,287        26,171
Accrued expenses                          10,214         6,092
Integration reserves                      62,724        57,361
Restructuring reserves                    27,711             -
Other                                      7,415         2,824
                                        --------      --------
                                        $175,812      $129,073
                                        ========      ========

Deferred tax liabilities, which are included in other liabilities, were $39,956,000 and $20,995,000 at December 31, 2001 and 2000, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the company's German assets and liabilities for tax and financial reporting purposes.

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

7.  Special Charges

During the third quarter of 2001, the company recorded restructuring costs and other special charges totaling $227,622,000 ($145,079,000 after taxes). The special charges include $77,147,000 primarily for costs associated with headcount reductions, the consolidation of fifteen facilities, and the termination of certain customer engagements. An additional $97,475,000 and $53,000,000, respectively, relate to valuation adjustments to inventories and Internet investments. Of the total charges recorded, approximately $30,000,000 is expected to be spent in cash, of which $12,594,000 was spent in 2001. Of the remaining amount, $10,969,000 is expected to be spent in 2002.

During the first quarter of 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition of Wyle.
Of the total amount recorded, $1,433,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $4,052,000 represented costs associated with personnel, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value. Of the expected $8,188,000 to be spent in cash in connection with the acquisition and integration of Wyle, $7,094,000 was spent as of December 31, 2001. The remaining amount primarily relates to vacated facilities leased with various expiration dates through 2003.




                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


8.  Earnings (Loss) Per Share

The following table sets forth the calculation of basic and diluted earnings
(loss) per share ("EPS") for the years ended December 31 (in thousands except per share data):

                                           2001           2000         1999
                                           ----           ----         ----

Net income (loss)                        $(73,826)(a)   $357,931     $124,153(b)
                                         ========       ========     ========
Weighted average shares
  outstanding for basic EPS                98,384         96,707       95,123
Net effect of dilutive stock
  options and restricted stock awards           -          2,126          922
                                         --------       --------     --------
Weighted average shares
  outstanding for diluted EPS              98,384         98,833       96,045
                                         ========       ========     ========

Basic EPS                                   $(.75)(a)      $3.70        $1.31(b)
                                            =====          =====        =====
Diluted EPS (c)                             $(.75)(a)      $3.62        $1.29(b)
                                            =====          =====        =====

(a) Net loss includes restructuring costs and other special charges of $227,622,000 ($145,079,000 after taxes) and an integration charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition of Wyle. Excluding these charges, net income and net income per share on a basic and diluted basis would have been $76,972,000, $.78, and $.77, respectively.

(b) Net income includes a special charge totaling $24,560,000 ($16,480,000 after taxes) related to the company's acquisition and integration of Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"). Excluding the integration charge, net income and net income per share on a basic and diluted basis would have been $140,633,000, $1.48, and $1.46, respectively.

(c) Diluted EPS for the year ended December 31, 2001 excludes the effect of 1,136,000 shares related to stock options and 15,587,000 shares related to convertible debentures as the impact of such common stock equivalents is anti-dilutive.

9.  Employee Stock Plans

Restricted Stock Plan
---------------------

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 3,960,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.


                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 175,165 shares of common stock to 129 key employees in early 2002 in respect of 2001, 68,450 shares of common stock to 16 key employees during 2001, 211,200 shares of common stock to 115 key employees in early 2001 in respect of 2000, 134,784 shares of common stock to 43 key employees during 2000, 182,525 shares of common stock to 106 key employees in early 2000 in respect of 1999, and 325,750 shares of common stock to 114 key employees during 1999.

Forfeitures of shares awarded under the Plan were 45,679 during 2001, 31,624 during 2000, and 10,335 during 1999, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plans
------------------

Under the terms of various Arrow Electronics, Inc. Stock Option Plans (the "Option Plans"), both nonqualified and incentive stock options for an aggregate of 21,500,000 shares of common stock were authorized for grant to directors and key employees at prices determined by the board of directors at its discretion or, in the case of incentive stock options, prices equal to the fair market value of the shares at the dates of grant. Options granted under the Option Plans after May 1997 become exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

Included in the 1999 options granted are the options converted on January 7, 1999, relating to the acquisition of Richey. Such options totaled 233,381, with a weighted average exercise price of $21.17 per share.

The following information relates to the Option Plans for the years ended December 31:

                               Average             Average             Average
                               Exercise            Exercise            Exercise
                       2001     Price      2000     Price      1999     Price
                    ---------- --------  --------- --------  --------- --------
Options outstanding
  at beginning of
  year              10,405,615  $23.22   9,846,680  $21.90   7,562,149  $23.41
Granted              1,149,250   25.00   2,327,764   27.55   2,914,601   18.20
Exercised           (1,173,868)  18.72  (1,324,321)  21.09     (93,956)  13.60
Forfeited             (455,375)  23.72    (444,508)  22.96    (536,114)  24.51
                    ----------          ----------           ---------
Options outstanding
  at end of year     9,925,622  $23.94  10,405,615  $23.22   9,846,680  $21.90
                    ==========          ==========           =========
Prices per share of
  options outstanding  $11.94-41.25         $5.94-41.25         $1.81-34.00

                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Options available for future grant:

  Beginning of year  3,622,944           5,533,128           7,255,214
  End of year        2,929,069           3,622,944           5,533,128

The following table summarizes information about stock options outstanding at December 31, 2001:

                   Options Outstanding                 Options Exercisable
          -----------------------------------------   ---------------------
                           Weighted        Weighted                Weighted
Maximum                    Average         Average                 Average
Exercise    Number         Remaining       Exercise     Number     Exercise
 Price    Outstanding   Contractual Life     Price    Exercisable    Price
--------  -----------   ----------------   --------   -----------  --------

  $20       1,483,947       66 months       $16.21        928,959   $16.56
   25       2,996,787       72 months        21.25      2,245,706    21.39
   30       4,232,921       96 months        26.15      1,330,976    26.20
   35+      1,211,967       78 months        32.33        995,618    32.03
            ---------                                   ---------
   All      9,925,622       82 months       $23.94      5,501,259   $23.66
            =========                                   =========

As of March 1, 2002, 9,656,449 options were outstanding with a weighted average exercise price of $24.04 and a weighted average remaining contractual life of 80 months.

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plans.

Had stock-based compensation costs been determined as prescribed by FASB Statement No. 123, "Accounting for Stock-Based Compensation," net loss would have increased by $9,139,000 ($.09 per share on a diluted basis) in 2001 and net income would have been reduced by $6,144,000 ($.08 per share on a diluted basis) in 2000 and $4,143,000 ($.03 per share on a diluted basis) in 1999.

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant, during 2001, 2000, and 1999 was $12.30, $12.25, and $7.07, per share, respectively. The weighted average fair value was estimated using the following assumptions:

                                             2001          2000          1999
                                             ----          ----          ----

Expected life (months)                         48            48            48
Risk-free interest rate (percent)             3.6           5.5           5.8
Expected volatility (percent)                  55            50            40

There is no expected dividend yield.

                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stock Ownership Plan
--------------------

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 2001, 2000, and 1999 amounted to $10,040,000, $8,128,000, and $6,810,000, respectively.

10.  Employee Benefit Plans

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $9,026,000, $7,279,000, and $5,801,000 in 2001, 2000, and 1999, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $1,863,000, $2,510,000, and $2,056,000 in 2001, 2000, and 1999, respectively. As a result of the Wyle acquisition, the 401(k) plan for Wyle employees was merged with the company's 401(k) plan on April 2, 2001.

The company maintains an unfunded supplemental retirement plan for certain executives. The board of directors determines those employees eligible to participate in the plan and their maximum annual benefit upon retirement.
The benefit obligation at December 31, 2001 and 2000 was $22,313,000 and $20,325,000, respectively. The assumptions utilized in determining this amount include a discount rate of 5.5%. Wyle also sponsored a supplemental executive retirement plan for certain of its executives. Benefit accruals for the Wyle plan were frozen as of December 31, 2000. The benefit obligation at December 31, 2001 and 2000 was $6,738,000 and $6,120,000,
respectively. The assumptions utilized in determining this amount include a discount rate of 7.25% and 7.5%, respectively. Expenses relating to the plans were $3,548,000, $4,597,000, and $2,150,000 for the years ended December 31,
2001, 2000, and 1999, respectively.

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company's employee stock ownership plan. Pension information for the years ended December 31 is as follows (dollars in thousands):


                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                      2001             2000
                                                      ----             ----

Benefit obligation at end of year                    $75,866          $75,321

Fair value of plan assets at end of year              76,564           80,219

Funded status of the plan:
  Funded status                                      $   698          $ 4,899
  Unamortized net loss                                 7,446            1,636
                                                     -------          -------
  Net amount recognized                              $ 8,144          $ 6,535
                                                     =======          =======

Weighted average assumptions:
  Discount rate                                        7.25%            7.50%
  Expected return on assets                            8.50%            8.50%

11.  Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income of $3,212,000, $3,151,000, and $3,362,000 in 2001, 2000, and 1999,
respectively, amounted to $59,753,000 in 2001, $47,863,000 in 2000, and
$40,382,000 in 1999. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are $55,503,000 in 2002, $43,931,000 in 2003, $36,568,000 in 2004, $22,649,000 in 2005,
$18,209,000 in 2006, and $78,464,000 thereafter. Minimum rental commitments for leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company are $6,819,000 in 2002, $5,842,000 in 2003, $4,551,000 in 2004, $2,326,000 in 2005, $2,147,000
in 2006, and $2,094,000 thereafter.

12.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally the Euro, Swedish krona, Italian lira, and British pound sterling. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a contract is the risk of nonperformance by the counterparties which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 2001 and 2000, was $151,507,000 and $81,736,000,
respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2001 and 2000.


                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment and contract manufacturers and computer products to value-added resellers and original equipment manufacturers. Operating income for the electronic components and computer products segments excludes the effect of special charges relating to the integration of acquired businesses and restructuring costs. Computer products includes North American Computer Products together with UK Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). The prior years have been restated for comparative purposes.

Revenue, operating income (loss), and total assets by segment are as follows (in thousands):

                         Electronic     Computer
                         Components     Products   Corporate        Total
                         ----------     --------   ---------        -----
2001
----

Revenue from external
  customers              $7,286,806   $2,840,798  $        -     $10,127,604

Operating income (loss)     412,961       51,144    (307,502)(a)     156,603(a)

Total assets              3,799,743      968,362     590,879       5,358,984


2000
----

Revenue from external
  customers             $10,056,564   $2,902,686   $       -     $12,959,250

Operating income (loss)     887,688       38,698    (142,279)        784,107

Total assets              6,005,100    1,343,584     255,857       7,604,541


1999
----

Revenue from external
  customers              $6,338,754   $2,973,871    $      -      $9,312,625

Operating income (loss)     368,586       56,119     (86,044)(b)     338,661(b)

Total assets              3,377,660      931,378     174,217       4,483,255

(a) Includes restructuring costs and other special charges of $174,622,000 and an integration charge of $9,375,000 related to the acquisition of Wyle.

(b) Includes a special charge totaling $24,560,000 associated with the acquisition and integration of Richey and EDG.

                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, borrowings, and goodwill amortization are not directly attributable to the individual operating segments.

Revenues, by geographic area, for the years ended December 31 are as follows (in thousands):

                                            2001          2000         1999
                                            ----          ----         ----

Americas                                $ 6,282,725   $ 8,089,687   $6,160,726
Europe                                    2,974,837     3,474,990    2,393,705
Asia/Pacific                                870,042     1,394,573      758,194
                                        -----------   -----------   ----------
                                        $10,127,604   $12,959,250   $9,312,625
                                        ===========   ===========   ==========

Total assets, by geographic area, at December 31 are as follows (in thousands):

                                            2001          2000         1999
                                            ----          ----         ----

Americas                                 $3,253,575    $4,840,169   $2,642,601
Europe                                    1,771,137     2,104,837    1,460,439
Asia/Pacific                                334,272       659,535      380,215
                                         ----------    ----------   ----------
                                         $5,358,984    $7,604,541   $4,483,255
                                         ==========    ==========   ==========

14.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):

                           First         Second         Third          Fourth
                          Quarter        Quarter       Quarter         Quarter
                          -------        -------       -------         -------

2001
----

Sales                   $3,275,747     $2,510,041    $2,182,561      $2,159,255
Gross profit               548,282        397,946       231,403 (b)     340,525
Net income (loss)           71,679(a)       6,954      (159,088)(b)       6,629
Earnings (loss)
 per share:
  Basic                        .73(a)         .07         (1.61)(b)         .07
  Diluted                      .68(a)         .07         (1.61)(b)         .07



                              ARROW ELECTRONICS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2000
----

Sales                   $2,769,424     $3,161,670    $3,337,068      $3,691,088
Gross profit               422,999        490,300       531,706         588,936
Net income                  63,059         83,970       101,943         108,959
Earnings per share:
  Basic                        .66            .87          1.05            1.12
  Diluted                      .65            .84          1.02            1.09

(a) Net income includes an integration charge totaling $9,375,000 ($5,719,000 after taxes) associated with the acquisition of Wyle. Excluding this charge, net income would have been $77,398,000 or $.79 and $.74 per share on a basic and diluted basis, respectively.

(b) Gross profit and net loss include restructuring costs and other special charges totaling $97,475,000 and $227,622,000 ($145,079,000 after taxes), respectively. Excluding these charges, gross profit and net loss would have been $328,878,000 and $14,009,000, respectively, or $.14 per share on a basic and diluted basis.


Item 9.   Changes in and disagreements with Accountants on Accounting and
          ---------------------------------------------------------------
          Financial Disclosure.
          --------------------

None.


                                Part III

Item 10.  Directors and Executive Officers of the Registrant.
          --------------------------------------------------

See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2002 is hereby incorporated herein by reference.

Item 11.  Executive Compensation.
          ----------------------

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2002 is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.
          --------------------------------------------------------------

The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2002 is hereby incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions.
          ----------------------------------------------

The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 23, 2002 is hereby incorporated herein by reference.


                                 Part IV


Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.
         ---------------------------------------------------------------

(a) The following documents are filed as part of this report:

                                                                    Page
                                                                    ----
    1. Financial Statements.
         Report of Ernst & Young LLP, Independent Auditors           16

         Consolidated Statement of Operations for the years
           ended December 31, 2001, 2000, and 1999                   18

         Consolidated Balance Sheet at December 31, 2001
           and 2000                                                  19

         Consolidated Statement of Cash Flows for the
           years ended December 31, 2001, 2000, and 1999             20

         Consolidated Statement of Shareholders' Equity
           for the years ended December 31, 2001, 2000,
           and 1999                                                  21

         Notes to Consolidated Financial Statements for
           the years ended December 31, 2001, 2000, and 1999         23

    2. Financial Statement Schedule.

         Schedule II - Valuation and Qualifying Accounts             49

       All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

    3. Exhibits.

         See index of Exhibits included on pages 39 - 47.

(b) Reports on Form 8-K.

None.



(a)3. Exhibits.

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

                  (g) Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec (incorporated by reference to Exhibit 2(g) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (h) Agreement for Sale and Purchase of Shares of Jakob Hatteland Electronic AS, dated as of April 20, 2000, between Jakob Hatteland Holding AS, Jakob Hatteland, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(h) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (i) Share Purchase Agreement, dated as of August 7, 2000, among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON AG and Arrow Electronics, Inc., Avnet, Inc., and Cherrybright Limited regarding the sale and purchase of the VEBA electronics distribution group (incorporated by reference to Exhibit 2(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (j) Stock Sale Agreement, dated as of September 15, 2000, by and among Merisel, Inc., Merisel Americas, Inc., and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(j) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

               (3)(a)(i) Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-4482).

                    (ii) Certificate of Amendment of the Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-
4482).

                   (iii) Certificate of Amendment of the Restated Certificate of Incorporation of the company, dated as of October 12, 2000 (incorporated by reference to Exhibit 3(a)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

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

                   (iii) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incoporated by reference to Exhibit 4(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-
4482).

                    (iv) Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $250,000,000 6.45% Senior Notes due 2003, dated October 21, 1998
(incorporated by reference to Exhibit 4(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                     (v) Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit
4.2 to the company's current report on Form 8-K dated February 15, 2001, Commission File No. 1-4482).

                    (vi) Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee.

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

                    (vi) Amendment, dated February 15, 2002, to the Arrow Electronics Savings Plan in (10)(a)(i) above.

                   (vii) Amendment to the Arrow Electronics Savings Plan in (10)(a)(i) above and the Veba Electronics, Inc. 401(k) Plan dated as of April 2, 2001.

                  (viii) Amendment, dated February 15, 2002, to the Farnell Electronic Services 401(k) Savings Plan.

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

                    (ii) Amendment No. 1, dated as of December 31, 2001, to Employment Agreement in (10)(c)(i) above by and between the company and Stephen P. Kaufman.

                   (iii) Employment Agreement, dated as of January 1, 1998 between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                    (iv) Employment Agreement, dated as of July 1, 2000, by and between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                     (v) Form of agreement between the company and the employees parties to the Employment Agreements listed in 10(c)(i)-(iv) above providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                    (vi) Employment Agreement, dated as of September 21, 1994, between the company and Robert S. Throop (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                   (vii) Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (viii) Employment Agreement, dated as of January 1, 1998, between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                    (ix) Employment Agreement, dated as of March 1, 1999, between the company and Sam R. Leno (incorporated by reference to Exhibit 10(b)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission No. 1-4482).

                     (x) Amended and Restated Employment Agreement, dated as of December 22, 1999, by and between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(c)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                    (xi) Amendment made as of October 23, 2001 to the Amended and Restated Employment Agreement in (10)(c)(x) above by and between the company and Steven W. Menefee.

                   (xii) Employment Agreement, dated as of January 1, 2000, between the company and Arthur H. Baer (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                  (xiii) Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                   (xiv) Employment Agreement, dated as of September 1, 2001, by and between the company and Peter S. Brown.

                    (xv) Employment Agreement, dated as of November 5, 2001, by and between the company and Mark F. Settle.

                   (xvi) Form of agreement between the company and all corporate Vice Presidents, including the employees parties to the Employment Agreements listed in 10(c)(vi)-(xv) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                  (xvii) Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                 (xviii)    Unfunded Pension Plan for Selected Executives of
Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                   (xix) Amendment, dated May 1998, to the Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc. (incorporated by reference to Exhibit 10(b)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                    (xx) Grantor Trust Agreement, dated June 25, 1998, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(b)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                   (xxi) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-
4482).

                  (d)(i) Senior Note Purchase Agreement, dated as of December 29, 1992, with respect to the company's 8.29 percent Senior Secured Notes due 2000 (incorporated by reference to Exhibit 10(d) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of December 22, 1993, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(e)(ii) to the company's Annual Report on form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

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

                    (vi) Fifth Amendment, dated as of March 25, 1999, to the Senior Note Purchase Agreement in 10(d)(i) above (incorporated by reference to Exhibit 10(d)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

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

                  (f)(i) 364-Day Credit Agreement, dated as of March 30, 1999, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties hereto, Chase Securities Inc., as arranger, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(f) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                    (ii) Amended and Restated 364-Day Credit Agreement, dated as of March 24, 2000, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, The Bank of Nova Scotia, Bank One, NA, Banque Nationale de Paris, New York Branch, Den Danske Bank Aktieselskab, HSBC Bank USA, and Mellon Bank, N.A., as co-agents, Bank of America, N.A., as syndication agent, Fleet Bank, N.A., as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(g)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                   (iii) Amended and Restated 364-Day Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(g)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                    (iv) First Amendment, dated as of November 29, 2001, to the Amended and Restated 364-Day Credit Agreement in (10)(f)(iii) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent and JPMorgan Chase Bank, as administrative agent.

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

                  (i)(i) 8.20% Senior Exchange Notes due October 1, 2003, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

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

                  (k) $400,000,000 Credit Agreement, dated as of December 18, 2000, among Arrow Electronics, Inc., the several banks from time to time parties hereto, and Morgan Stanley Senior Funding Inc., as syndication agent, documentation agent, and administrative agent
(incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (l)(i) Amended and Restated Three Year Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(h) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                    (ii) First Amendment, dated as of November 29, 2001, to the Amended and Restated Three Year Credit Agreement in (10)(l)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. as syndication agent, Fleet National Bank, as documentation Agent, and JPMorgan Chase Bank, as administrative agent.

                   (iii) Second Amendment, dated as of February 19, 2002, to the Amended and Restated Three Year Credit Agreement in (10)(l)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as documentation Agent, and JPMorgan Chase Bank, as Administrative Agent.

                  (m)(i) Transfer and Administration Agreement, dated as of March 21, 2001, by and among Arrow Electronics Funding Corporation, Arrow Electronics, Inc., individually and as Master Servicer, the several Conduit Investors, Alternate Investors and Funding Agents and Bank of America, National Association, as administrative agent.

                    (ii)    Amendment No. 1 to the Transfer and
Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(m)(i) above.

                   (iii)    Amendment No. 2 to the Transfer and
Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(m)(i) above.

                    (iv)    Amendment No. 3 to the Transfer and
Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(m)(i) above.

                  (n)(i) Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective as of May 15, 1997 (incorporated by reference to Exhibit 99(a) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

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

                  (o)(i) Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective May 15, 1997 (incorporated by reference to Exhibit 99(b) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

                    (ii) Form of Restricted Stock Award Agreement under 10(n)(i) above (incorporated by reference to Exhibit 10(f)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (p)(i) Non-Employee Directors Stock Option Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(c) to the company's Registration Statement on Form S-8, Registration No.333-45631).

                    (ii) Form of Nonqualified Stock Option Agreement under 10(o)(i) above (incorporated by reference to Exhibit 10(g)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                  (q) Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

                  (r) Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(m) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

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




                          ARROW ELECTRONICS, INC.

            SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

             For the three years ended December 31, 2001


                                      Additions
                                      ---------
                Balance at                                             Balance
                beginning      Charged     Charged to                  at end
                 of year      to income     other (1)   Write-offs     of year
               ------------  -----------  -----------  -----------  ------------

Allowance for
 doubtful
 accounts

2001           $108,142,000  $62,736,000  $         -  $86,786,000  $ 84,092,000
               ============  ===========  ===========  ===========  ============
2000           $ 32,338,000  $59,321,000  $55,192,000  $38,709,000  $108,142,000
               ============  ===========  ===========  ===========  ============
1999           $ 48,423,000  $26,151,000  $ 1,567,000  $43,803,000  $ 32,338,000
               ============  ===========  ===========  ===========  ============


(1) Represents the allowance for doubtful accounts of the businesses acquired by the company during each year.





                                SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                    ARROW ELECTRONICS, INC.

                                                    By: /s/ Robert E. Klatell
                                                        ---------------------
                                                    Robert E. Klatell.
                                                    Executive Vice President
                                                    March 29, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Stephen P. Kaufman                               March 29, 2002
    ----------------------
    Stephen P. Kaufman, Chairman

By: /s/ Francis M. Scricco                               March 29, 2002
    ----------------------
    Francis M. Scricco, President and Chief
     Executive Officer

By: /s/ Paul J. Reilly                                   March 29, 2002
    ------------------
    Paul J. Reilly, Vice President and
     Chief Financial Officer

By: /s/ Robert E. Klatell                                March 29, 2002
    ---------------------
    Robert E. Klatell, Executive Vice President
     and Director

By: /s/ Daniel W. Duval                                  March 29, 2002
    -------------------
    Daniel W. Duval, Director

By: /s/ Carlo Giersch                                    March 29, 2002
    -----------------
    Carlo Giersch, Director

By: /s/ John N. Hanson                                   March 29, 2002
   -------------------
    John N. Hanson, Director

By: /s/ Roger King                                       March 29, 2002
    --------------
    Roger King, Director

By: /s/ Karen Gordon Mills                               March 29, 2002
    ----------------------
    Karen Gordon Mills, Director

By: /s/ Barry W. Perry                                   March 29, 2002
    ------------------
    Barry W. Perry, Director

By: /s/ Richard S. Rosenbloom                            March 29, 2002
    -------------------------
    Richard S. Rosenbloom, Director

By: /s/ John C. Waddell                                  March 29, 2002
    -------------------
    John C. Waddell, Director