Form 10-Q
period 2002-03-31
ARROW ELECTRONICS INC
filed 2002-05-14
CIK 7536

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended March 31, 2002
                                                  --------------
                                        OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

              For the transition period from             to
                                             -----------    ----------

                           Commission file number 1-4482
                                                  ------

                               ARROW ELECTRONICS, INC.
                ------------------------------------------------------
                (Exact name of Registrant as specified in its charter)


           New York                                            11-1806155
--------------------------------                       ------------------------
(State or other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                         Identification Number)


25 Hub Drive, Melville, New York                                  11747
--------------------------------                       ------------------------
(Address of principal executive                                (Zip Code)
 offices)

Registrant's telephone number,
including area code                                           (516) 391-1300
                                                       ------------------------

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

            Yes     X                                No
                 -------                                 -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 100,276,671 shares outstanding at May 3, 2002.


                          PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                           ARROW ELECTRONICS, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                     (In thousands except per share data)
                                 (Unaudited)

                                                     Three Months Ended
                                                           March 31,
                                                   -----------------------
                                                      2002         2001
                                                      ----         ----

Sales                                              $1,952,240   $3,275,747
                                                   ----------   ----------
Costs and expenses:
  Cost of products sold                             1,631,870    2,727,465
  Selling, general and administrative expenses        256,994      326,463
  Depreciation and amortization                        17,671       28,584
  Integration charge                                        -        9,375
                                                   ----------   ----------
                                                    1,906,535    3,091,887
                                                   ----------   ----------
Operating income                                       45,705      183,860

Equity in earnings (loss) of affiliated
  companies                                               153         (396)

Interest expense                                       41,164       65,907
                                                   ----------   ----------
Earnings before income taxes and minority
  interest                                              4,694      117,557

Provision for income taxes                              1,784       45,847
                                                   ----------   ----------
Earnings before minority interest                       2,910       71,710

Minority interest                                         126           31
                                                   ----------   ----------
Net income                                         $    2,784   $   71,679
                                                   ==========   ==========
Net income per share:
  Basic                                                  $.03         $.73
                                                         ====         ====
  Diluted                                                $.03         $.68
                                                         ====         ====
Average number of shares outstanding:
  Basic                                                99,535       97,888
                                                      =======      =======
  Diluted                                             101,266      107,491
                                                      =======      =======

                            See accompanying notes.

                         ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)


                                                 March 31,        December 31,
                                                   2002               2001
                                               -----------        ------------
                                               (Unaudited)

ASSETS
------

Current assets:
  Cash and short-term investments               $  809,506         $  556,861
  Accounts receivable, net                       1,426,104          1,458,553
  Inventories                                    1,290,933          1,403,075
  Prepaid expenses and other assets                 58,054             52,897
                                                ----------         ----------
    Total current assets                         3,584,597          3,471,386

Property, plant and equipment at cost:
  Land                                              42,752             42,971
  Buildings and improvements                       167,789            167,675
  Machinery and equipment                          352,761            352,862
                                                ----------         ----------
                                                   563,302            563,508
   Less accumulated depreciation and
     amortization                                 (269,849)          (259,134)
                                                ----------         ----------
                                                   293,453            304,374

Investments in affiliated companies                 35,479             32,917

Cost in excess of net assets of
  companies acquired, net of amortization
  ($190,940 in 2002 and 2001)                    1,217,975          1,224,283

Other assets                                       347,194            326,024
                                                ----------         ----------
                                                $5,478,698         $5,358,984
                                                ==========         ==========


                         See accompanying notes.












                         ARROW ELECTRONICS, INC.
                        CONSOLIDATED BALANCE SHEET
                          (Dollars in thousands)


                                                  March 31,        December 31,
                                                    2002               2001
                                                -----------        ------------
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY
------------------------------------

Current liabilities:
  Accounts payable                               $  787,534         $  665,363
  Accrued expenses                                  330,626            344,333
  Short-term borrowings                              22,151             37,289
                                                 ----------         ----------
    Total current liabilities                     1,140,311          1,046,985

Long-term debt                                    2,460,970          2,441,983

Other liabilities                                   101,915            103,555

Shareholders' equity:
  Common stock, par value $1:
    Authorized - 160,000,000 shares
    Issued - 103,855,618 shares in 2002
      and 103,856,024 shares in 2001                103,856            103,856
  Capital in excess of par value                    522,984            524,299
  Retained earnings                               1,525,868          1,523,084
  Foreign currency translation adjustment          (264,805)          (259,694)
                                                 ----------         ----------
                                                  1,887,903          1,891,545

  Less: Treasury stock (3,623,840 shares in 2002
          and 3,998,063 shares in 2001), at cost    (96,888)          (106,921)
        Unamortized employee stock awards           (10,713)           (12,363)
        Other                                        (4,800)            (5,800)
                                                 ----------         ----------
                                                  1,775,502          1,766,461
                                                 ----------         ----------
                                                 $5,478,698         $5,358,984
                                                 ==========         ==========


                            See accompanying notes.











                           ARROW ELECTRONICS, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                (In thousands)

                                                       Three Months Ended
                                                            March 31,
                                                     ----------------------
                                                        2002         2001
                                                        ----         ----
                                                           (Unaudited)
Cash flows from operating activities:
  Net income                                         $  2,784      $ 71,679
  Adjustments to reconcile net income to
    net cash provided by (used for) operations:
      Minority interest                                   126            31
      Depreciation and amortization                    21,206        32,222
      Accretion of discount on convertible
        debentures                                      7,097         2,882
      Equity in (earnings) loss of affiliated
        companies                                        (153)          396
      Integration charge, net of taxes                      -         5,719
      Deferred income taxes                              (379)      (38,386)
      Change in assets and liabilities, net of
        effects of acquired businesses:
          Accounts receivable                          23,700       281,304
          Inventories                                 102,477       191,948
          Prepaid expenses and other assets            (8,034)         (720)
          Accounts payable                            124,452      (472,012)
          Accrued expenses                            (22,850)       34,913
          Other                                        13,604       (16,686)
                                                     --------      --------
  Net cash provided by operating activities           264,030        93,290
                                                     --------      --------

Cash flows from investing activities:
  Acquisition of property, plant and equipment, net    (6,861)      (18,664)
  Investments                                          (2,409)       (3,013)
                                                     --------      --------
  Net cash used for investing activities               (9,270)      (21,677)
                                                     --------      --------

Cash flows from financing activities:
  Sale of accounts receivable under
    securitization program                                  -       251,737
  Change in short-term borrowings                     (14,204)     (525,247)
  Change in credit facilities                           3,960       293,158
  Change in long-term debt                              2,748      (748,826)
  Proceeds from convertible debentures                      -       668,779
  Proceeds from exercise of stock options               7,098         1,386
                                                     --------      --------
  Net cash used for financing activities                 (398)      (59,013)
                                                     --------      --------
Effect of exchange rate changes on cash                (1,717)         (970)
                                                     --------      --------



Net increase in cash and short-term investments       252,645        11,630
Cash and short-term investments at beginning
  of period                                           556,861        55,546
                                                     --------      --------
Cash and short-term investments at end of period     $809,506      $ 67,176
                                                     ========      ========

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Income taxes                                     $  3,170      $ 17,260
    Interest                                           17,567        46,786

                            See accompanying notes.


                           ARROW ELECTRONICS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                March 31, 2002
                                 (Unaudited)


Note A -- Basis of Presentation
-------------------------------

The accompanying consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto, which include critical accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B -- Impact of Recently Issued Accounting Standards
--------------------------------------------------------

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly discontinued the amortization of goodwill. The company will complete the initial transitional goodwill impairment test during the quarter ending June 30, 2002, as required.

The following table presents a reconciliation of reported net income and earnings per share to the adjusted net income and earnings per share, which reflects the exclusion of goodwill amortization, net of the related income tax effect (in thousands except per share data):

                                                      For the Three
                                                      Months Ended
                                                        March 31,
                                                   -------------------
                                                    2002         2001
                                                    ----         ----

Net income, as reported                            $2,784      $71,679
Add: Goodwill amortization, net of tax                  -       10,308
                                                   ------      -------
Adjusted net income                                $2,784      $81,987
                                                   ======      =======

Basic earnings per share, as reported                $.03         $.73
Add: Goodwill amortization, net of tax                  -          .11
                                                     ----         ----
Adjusted basic earnings per share                    $.03         $.84
                                                     ====         ====

Diluted earnings per share, as reported              $.03         $.68
Add: Goodwill amortization, net of tax                  -          .10
                                                     ----         ----
Adjusted diluted earnings per share                  $.03         $.78
                                                     ====         ====

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized. The company is required to adopt Statement No. 143 in the first quarter of 2003 and has not yet completed its evaluation of the effect thereof, if any, on its consolidated financial position and results of operations.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Statement No. 144 addresses the financial accounting and reporting for the impairment or disposal of long-lived assets, including business segments accounted for as discontinued operations. The adoption of Statement No. 144 in the current quarter did not have an impact on the company's consolidated financial position and results of operations.

Note C -- Accounts Receivable
-----------------------------

Accounts receivable consists of the following (in thousands):

                                                  March 31,      December 31,
                                                    2002             2001
                                                 ----------      -----------

Accounts receivable                              $  763,895       $  754,126
Retained interest in securitized
  accounts receivable                               739,910          788,519
Allowance for doubtful accounts                     (77,701)         (84,092)
                                                 ----------       ----------
                                                 $1,426,104       $1,458,553
                                                 ==========       ==========

In March 2002, the company renewed its one-year, $750,000,000 asset securitization program (the "program") under which it sells, on a revolving basis, an individual interest in a pool of its trade accounts receivable.
Under the program, the company sells receivables in securitization transactions and retains a subordinated interest and servicing rights to those receivables. At March 31, 2002, there were no receivables sold to and held by third parties under the program, and the company had a subordinated interest in outstanding receivables of $739,910,000. At March 31, 2001, the company had $251,737,000 of receivables sold to and held by third parties under the program. In the event that the company had sold receivables to third parties under the program at March 31, 2002, those receivables would not have been recorded on the company's balance sheet. Thus, any financing provided by this program would not be reflected as indebtedness on the company's balance sheet.

Note D -- Integration Charge
----------------------------

During the first quarter of 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 after taxes) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1,433,000 represented costs associated with the closing of various office facilities and distribution and value-added centers, $4,052,000 represented costs associated with personnel, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value. Of the expected $8,188,000 to be spent in cash in connection with the acquisition and integration of Wyle, $7,230,000 was spent as of March 31, 2002. The remaining amount primarily relates to vacated facilities leased with various expiration dates through 2003.

Note E -- Earnings per Share
----------------------------

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):
                                                           For the Three
                                                           Months Ended
                                                             March 31,
                                                       --------------------
                                                         2002       2001(a)
                                                         ----       -------

Net income used for basic earnings per share           $ 2,784     $ 71,679
Interest on convertible debentures, net of tax               -        1,634
                                                       -------     --------
Net income used for diluted earnings per share         $ 2,784     $ 73,313
                                                       =======     ========

Weighted average shares outstanding
  for basic earnings per share                          99,535       97,888
Net effect of dilutive stock options and
  restricted stock awards                                1,731        2,041
Net effect of convertible debentures                         -        7,562
                                                       -------     --------

Weighted average shares outstanding for
  diluted earnings per share                           101,266      107,491
                                                       =======      =======

Basic earnings per share                                  $.03         $.73
                                                          ====         ====
Diluted earnings per share (b)                            $.03         $.68
                                                          ====         ====

(a) Excluding the integration charge, net income and net income per share on a basic and diluted basis would have been $77,398,000, $.79, and $.74, respectively, for the three months ended March 31, 2001.

(b) Diluted EPS for the three months ended March 31, 2002 excludes the effect of 18,242,000 shares related to convertible debentures. In addition, options to purchase 1,242,000 shares of common stock were outstanding but excluded from the computation because the exercise price of the options was greater than the average market price of the shares. The impact of such common stock equivalents are excluded from the diluted EPS calculation as their effect is anti-dilutive.

Note F -- Comprehensive Income (Loss)
-------------------------------------

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows (in thousands):

                                                             For the Three
                                                             Months Ended
                                                               March 31,
                                                         --------------------
                                                           2002        2001
                                                           ----        ----

Net income                                               $ 2,784     $ 71,679
Foreign currency translation adjustments (a)              (5,111)     (55,928)
Unrealized gain on securities                              1,000            -
                                                         -------     --------
Comprehensive income (loss) (b)                          $(1,327)    $ 15,751
                                                         =======     ========

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the integration charge of $9,375,000 ($5,719,000 net of the related tax effect), comprehensive income would have been $21,470,000 for the three months ended March 31, 2001.

Note G -- Commitments and Contingencies
---------------------------------------

The company, in connection with certain acquisitions, may be required to make future payments that are contingent upon the acquired businesses' earnings and, in certain instances, the achievement of operating goals. During the second quarter of 2002, the company made such payments aggregating $96,869,000, which have been capitalized as cost in excess of net assets of companies acquired. The company is contractually required to make these types of payments in the future.

Note H -- Segment and Geographic Information
--------------------------------------------

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization, are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

Revenue and operating income, by segment, are as follows (in thousands):

                                                        For the Three
                                                        Months Ended
                                                          March 31,
                                                   ------------------------
                                                      2002          2001
                                                      ----          ----
Revenue:
  Electronic Components                            $1,349,267    $2,487,773
  Computer Products                                   602,973       787,974
                                                   ----------    ----------
    Consolidated                                   $1,952,240    $3,275,747
                                                   ==========    ==========

Operating income (loss):
  Electronic Components                            $   50,068    $  215,044
  Computer Products                                    12,868         7,926
  Corporate                                           (17,231)      (39,110)
                                                   ----------    ----------
    Consolidated (a)                               $   45,705    $  183,860
                                                   ==========    ==========

(a) Excluding the integration charge of $9,375,000, operating income would have been $193,235,000 for the three months ended March 31, 2001.

Total assets, by segment, are as follows (in thousands):

                                                    March 31,   December 31,
                                                      2002          2001
                                                   ----------   -----------
Total assets:
  Electronic Components                            $3,000,546    $3,767,595
  Computer Products                                   930,426     1,000,510
  Corporate                                         1,547,726       590,879
                                                   ----------    ----------
    Consolidated                                   $5,478,698    $5,358,984
                                                   ==========    ==========

Revenues, by geographic area, are as follows (in thousands):

                                                        For the Three
                                                        Months Ended
                                                           March 31,
                                                   ------------------------
                                                      2002          2001
                                                      ----          ----

Americas                                           $1,160,789    $2,041,207
Europe                                                625,685       979,824
Asia/Pacific                                          165,766       254,716
                                                   ----------    ----------
  Consolidated                                     $1,952,240    $3,275,747
                                                   ==========    ==========


Total assets, by geographic area, are as follows (in thousands):

                                                    March 31,   December 31,
                                                      2002          2001
                                                   ----------   -----------

Americas                                           $3,540,030    $3,253,575
Europe                                              1,615,776     1,771,137
Asia/Pacific                                          322,892       334,272
                                                   ----------    ----------
  Consolidated                                     $5,478,698    $5,358,984
                                                   ==========    ==========

Note I -- Subsequent Event
--------------------------

In May 2002, the company agreed to sell substantially all of the assets of Gates/Arrow Distributing, the business unit within the company's North American Computer Products Group that sells computer products to value added resellers. The purchase price, a combination of cash and the assumption of stated liabilities, will be determined based upon the adjusted net book value of the assets and liabilities of the business transferred as of the closing date. The company expects to incur a loss of approximately $15 million in connection with the sale. The sale, which is subject to customary regulatory conditions, is expected to occur during the second quarter of 2002. Sales of this business, based upon the first quarter of 2002, are approximately
$400 million annually.

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

Sales
-----

Consolidated sales for the first quarter of 2002 decreased 40 percent compared with the year-earlier period. This decline was principally due to a 46 percent decrease in sales of electronic components as a result of continued lower volume from telecommunications and networking customers and the contract manufacturers that serve them, and lower demand in the company's core OEM business due to the weakened general economic conditions worldwide. Sales of computer products decreased by 23 percent in the first quarter of 2002 when compared with the year-earlier period, principally driven by a 38 percent decrease in the Gates/Arrow commodity business. Sales in the North American mid-range businesses were 8 percent lower than the year-earlier period. Beginning in mid-2001, the company's computer products businesses implemented a new strategy, which focused less on sales volume and placed more emphasis on profitability. While sales of computer products declined when compared with the first quarter of 2001, operating income increased by 62 percent. In the first quarter of 2002, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by approximately $56 million. Lastly, the translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $30 million because of a strengthened U.S. dollar in the first quarter of 2002 compared with the year-earlier period.



Operating Income
----------------

The company recorded operating income of $45.7 million in the first quarter of 2002, compared with operating income of $183.9 million in the year-earlier period. Included in operating income for the first quarter of 2001 is an integration charge of $9.4 million associated with the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle") and goodwill amortization of $11.9 million. Excluding the charge and goodwill amortization, operating income for the first quarter of 2001 would have been $205.2 million. The decrease in operating income is due to the dramatic reduction in sales outpacing the speed at which the company was able to reduce expenses. Gross profit margins decreased by 30 basis points.

Interest Expense
----------------

Interest expense of $41.2 million in the first quarter of 2002 decreased from $65.9 million in the year-earlier period as a result of lower debt balances. During the past twelve months, free cash flow has totaled $1.8 billion, thereby permitting the company to reduce debt by $746.4 million and increase cash by $742.3 million.

Income Taxes
------------

The company recorded an income tax provision at an effective tax rate of 38 percent for the first quarter of 2002, compared with a provision for taxes at an effective tax rate of 39 percent in the comparable year-earlier period. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of earnings generated by these operations.

Net Income
----------

The company recorded net income of $2.8 million in the first quarter of 2002, compared with net income of $71.7 million in the year-earlier period. Excluding the aforementioned integration charge and goodwill amortization, net income for the first quarter of 2001 would have been $87.7 million. The decrease in net income is due to significantly decreased sales and lower gross profit margins, offset, in part, by lower interest expense.

Liquidity and Capital Resources
-------------------------------

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 50 percent and 70 percent at March 31, 2002 and 2001, respectively. At March 31, 2002, cash and short-term investments increased to $809.5 million from $67.2 million at March 31, 2001.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing increases. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, generating cash.

The net amount of cash provided by the company's operating activities during the first quarter of 2002 was $264 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the quarter. The net amount of cash used for investing activities was $9.3 million, including $6.9 million for various capital expenditures. The net amount of cash used for financing activities was $.4 million, primarily reflecting the repayment of short-term debt, offset, in part, by proceeds from the exercise of stock options.

The net amount of cash provided by the company's operating activities during the first quarter of 2001 was $93.3 million, principally reflecting earnings for the quarter. The net amount of cash used for investing activities was $21.7 million, including $18.7 million for various capital expenditures.
The net amount of cash used for financing activities was $59 million, primarily reflecting the repayment of short-term and long-term debt, offset, in part, by proceeds from the sale of convertible debentures and accounts receivable under the company's securitization program, as well as borrowings under the company's credit facilities.

The company, in connection with certain acquisitions, may be required to make future payments that are contingent upon the acquired businesses' earnings and, in certain instances, the achievement of operating goals. During the second quarter of 2002, the company made such payments aggregating $96.9 million, which have been capitalized as cost in excess of net assets of companies acquired. The company is contractually required to make these types of payments in the future.

Information Relating to Forward-Looking Statements
--------------------------------------------------

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the electronic components and computer products markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.
        ----------------------------------------------------------

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Anticipated foreign currency cash flows and earnings and investments in businesses in Europe, the Asia/Pacific region, and Latin and South America are not hedged as in many instances there are natural offsetting positions. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first quarter of 2002 as compared with December 31, 2001, 2002 sales and operating income would have been $11 million and $1 million higher, respectively, than the reported results.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio.
At March 31, 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its variable rate debt with the net result being that approximately 98 percent of the company's debt was subject to fixed rates and 2 percent of its debt was subject to variable rates. Interest expense, net of interest income, would have fluctuated by approximately $2 million if average interest rates had changed by one percentage point during the first quarter of 2002. This amount was determined by considering the impact of a hypothetical interest rate on the company's average variable rate outstanding borrowings. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.



                      PART II.  OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------
          None

Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------
    (a)  Exhibits
           (99)  Press Release - Agreement to sell Gates/Arrow Distributing

    (b)  Reports on Form 8-K
           None
















                                   SIGNATURES



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             ARROW ELECTRONICS, INC.




Date:  May     , 2002                    By:/s/ Paul J. Reilly
           ---                              ------------------------
                                            Paul J. Reilly
                                            Chief Financial Officer