Form 10-Q
period 2002-06-30
ARROW ELECTRONICS INC
filed 2002-08-13
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

     Common stock, $1 par value: 100,433,678 shares outstanding at August 2, 2002.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)
	Six Months Ended		Three Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Sales	$3,687,856	$5,452,364	$1,843,317	$2,355,745

Costs and expenses:
Cost of products sold	3,053,736	4,525,985	1,523,729	1,966,790
Selling, general and administrative
expenses	509,348	606,447	257,158	290,469
Depreciation and amortization	34,310	58,169	16,639	29,585
Severance costs	5,375	-	5,375	-
Integration charges	-	9,375	-	-

	3,602,769	5,199,976	1,802,901	2,286,844

Operating income	85,087	252,388	40,416	68,901

Equity in earnings (losses) of affiliated
companies	966	(1,393)	813	(997)

Interest expense, net	82,072	120,072	40,830	54,479

Earnings before income taxes and minority
interest	3,981	130,923	399	13,425

Provision for income taxes	1,404	53,260	33	7,435

Earnings before minority interest	2,577	77,663	366	5,990

Minority interest	(84)	(263)	(210)	(294)

Earnings from continuing operations	2,661	77,926	576	6,284

Income (loss) from discontinued
operations, net of taxes (including
loss from disposal of $6,120, net of
tax benefit of $4,114, in 2002)	(5,911)	707	(6,610)	670

Earnings (loss) before cumulative effect
of change in accounting principle	(5,250)	78,633	(6,034)	6,954

Cumulative effect of change in accounting
principle	(603,709)	-	-	-

Net income (loss)	$(606,959)	$78,633	$(6,034)	$6,954

Net income (loss) per basic and diluted
share:

Income from continuing operations	$.03	$.79	$.01	$.06
Income (loss) from discontinued operations	(.06)	.01	(.07)	.01
Cumulative effect of change in accounting
principle	(6.06)	-	-	-

Net income (loss) per basic share	$(6.09)	$.80	$(.06)	$.07

Income from continuing operations	$.03	$.74	$.01	$.06
Income (loss) from discontinued operations	(.06)	.01	(.07)	.01
Cumulative effect of change in accounting
principle	(6.06)	-	-	-

Net income (loss) per diluted share	$(6.09)	$.75	$(.06)	$.07

Average number of shares outstanding:
Basic	99,667	97,957	99,813	98,006

Diluted	99,667	113,017	99,813	99,580

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	June 30,		December 31	,
	2002		2001

	(Unaudited	)
ASSETS

Current assets:
Cash and short-term investments	$909,102		$556,861
Accounts receivable, net	1,403,031		1,389,882
Inventories	1,248,989		1,372,797
Prepaid expenses and other assets	65,104		52,892
Assets from discontinued operations	-		98,954

Total current assets	3,626,226		3,471,386

Property, plant and equipment at cost:
Land	42,648		42,288
Buildings and improvements	174,533		164,111
Machinery and equipment	366,625		347,170

	583,806		553,569

Less accumulated depreciation and
amortization	(289,150)			(252,374)

	294,656		301,195

Investments in affiliated companies	36,292		32,917

Cost in excess of net assets of
companies acquired, net of amortization
($190,940 in 2001)	757,255		1,224,283

Other assets	349,632		326,024

Assets from discontinued operations	-		3,179

	$5,064,061		$5,358,984

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	June 30,	December 31 ,
	2002	2001

	(Unaudited )

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$867,032	$641,454
Accrued expenses	383,657	342,670
Short-term borrowings	10,475	37,289
Liabilities from discontinued operations	-	25,572

Total current liabilities	1,261,164	1,046,985

Long-term debt	2,458,574	2,441,983

Other liabilities	107,937	103,555

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares
Issued - 103,868,002 shares in 2002
and 103,856,024 shares in 2001	103,868	103,856
Capital in excess of par value	523,392	524,299
Retained earnings	916,125	1,523,084
Foreign currency translation adjustment	(196,896)	(259,694)

	1,346,489	1,891,545
Less: Treasury stock (3,445,650 shares in 2002
and 3,998,063 shares in 2001), at cost	(92,165)	(106,921)
Unamortized employee stock awards	(12,838)	(12,363)
Other	(5,100)	(5,800)

	1,236,386	1,766,461

	$5,064,061	$5,358,984

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,

	2002	2001
Cash flows from operating activities:
Net income (loss)	$(606,959)	$78,633
Income (loss) from discontinued operations, net	(5,911)	707

Net income (loss) from continuing operations	(601,048)	77,926
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operations:
Minority interest	(84)	(263)
Depreciation and amortization	41,540	65,106
Accretion of discount on convertible debentures	14,278	9,782
Equity in (earnings) losses of affiliated companies	(966)	1,393
Deferred income taxes	(6)	(43,640)
Severance costs, net of taxes	3,214	-
Integration charge, net of taxes	-	5,719
Cumulative effect of change in accounting principle	603,709	-
Change in assets and liabilities, net of effects of
acquired businesses:
Accounts receivable	85,689	681,130
Inventories	174,423	688,625
Prepaid expenses and other assets	(6,808)	(4,902)
Accounts payable	195,523	(740,825)
Accrued expenses	9,312	(55,818)
Other	(32,768)	(8,567)

Net cash provided by operating activities	486,008	675,666

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(21,440)	(36,283)
Proceeds from sale of discontinued operations	37,087	-
Cash consideration paid for acquired business	(110,335)	-
Investments	(2,724)	(15,509)

Net cash used for investing activities	(97,412)	(51,792)

Cash flows from financing activities:
Change in short-term borrowings	(55,309)	(496,154)
Change in credit facilities	13,071	112,928
Change in long-term debt	(17,873)	(894,468)
Proceeds from convertible debentures	-	670,883
Proceeds from exercise of stock options	8,323	1,985
Sale of accounts receivable under securitization program	-	251,737
Repayment under securitization program	-	(252,865)

Net cash used for financing activities	(51,788)	(605,954)

Effect of exchange rate changes on cash	15,433	(4,372)

Net increase in cash and short-term investments	352,241	13,548

Cash and short-term investments at beginning of period	556,861	55,546

Cash and short-term investments at end of period	$909,102	$69,094

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$31,633	$46,753
Interest	72,787	112,999

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note A -- Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto, which include significant accounting policies and estimates. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, Statement No. 145 will require gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This Statement also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The company is required to adopt Statement No. 145 in the first quarter of 2003. On August 8, 2002, the company repurchased $250,000,000 of its 6.45% senior notes at a price of 104.65 percent of the principal amount. As the company is only required to adopt Statement No. 145 as of the first quarter of 2003, the premium paid and deferred financing costs written-off upon the repurchase of this debt, aggregating approximately $11,000,000, net of the related tax effect, will be recognized as an extraordinary loss in the company's consolidated statement of operations in the third quarter of 2002.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company is required to adopt Statement No. 146 in the first quarter of 2003. The impact of adoption thereof is not expected to be material to the company's consolidated financial position and results of operations.

Note C -- Goodwill and Other Intangible Assets

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

The following table provides a reconciliation of reported earnings from continuing operations and earnings per share to the adjusted earnings from continuing operations and earnings per share, which reflects the exclusion of goodwill amortization, net of the related tax effect (in thousands except per share data):
	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Earnings from continuing
operations, as reported	$2,661	$77,926	$576	$6,284
Add: Goodwill amortization from
continuing operations, net of tax	-	20,314	-	10,078

Adjusted earnings from continuing
operations	$2,661	$98,240	$576	$16,362

Basic earnings per share from
continuing operations, as reported	$.03	$.79	$.01	$.06
Add: Goodwill amortization, from
continuing operations, net of tax	-	.21	-	.10

Adjusted basic earnings per share
from continuing operations	$.03	$1.00	$.01	$.16

Diluted earnings per share from
continuing operations, as reported	$.03	$.74	$.01	$.06
Add: Goodwill amortization from
continuing operations, net of tax	-	.18	-	.10

Adjusted diluted earnings per share
from continuing operations	$.03	$.92	$.01	$.16

In addition, on a proforma basis adjusting for the amortization of goodwill, income before cumulative effect of change in accounting principle and net income would have been $98,947,000 ($1.01 per basic share and $.93 per diluted share) and $17,032,000 ($.17 per basic and diluted share) for the six and three months ended June 30, 2001, respectively.

As required under the transitional accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value. The identified reporting units from the first step were then measured for impairment by comparing the fair value of the reporting unit, determined by reference to comparable businesses using a weighted average EBITDA multiple, with the carrying amount of the goodwill. Those reporting units having a carrying value exceeding the fair value were identified as being fully impaired, and the company fully wrote down those assets. For reporting units with potential impairment, the company obtained an independent appraisal of the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North America Components, (ii) North America Computer Products, (iii) on an individual country basis for Europe Components, (iv) on an individual country basis for Europe Computer Products, (v) South America, and (vi) Asia.

As a result of the evaluation process discussed above the company recorded an impairment charge of $603,709,000, which was recorded as a cumulative effect of a change in accounting principle at January 1, 2002. Accordingly, the first quarter's results have been modified to include this charge as required under the transitional rules of Statement No. 142. The following table presents the carrying amount of goodwill, allocated to reportable segments, for the periods presented (in thousands):
	Electronic	Computer
	Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283

Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	110,335	-	110,335
Other (principally foreign currency
translation)	26,346	-	26,346

Carrying value at June 30, 2002	$757,255	$ -	$ 757,255

The following table reflects the impact of the cumulative effect of change in accounting principle on the reported results for the company's first quarter ended March 31, 2002 (in thousands):

Net income from continuing operations	$ 2,085
Net income from discontinued operations	699
Cumulative effect of change in accounting principle	(603,709)

Net loss, as adjusted	$(600,925)

Net loss per share, as adjusted:
Basic	$ (6.04)
Diluted	$ (6.04)

The company does not have any other intangibles subject to valuation under Statement No. 142.

Note D -- Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Product Group that sells commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. On May 31, 2002, the company completed the sale of this business unit to Synnex Information Technologies, Inc. for estimated cash proceeds of $44,700,000, subject to price adjustments, of which $37,087,000 has been collected as of June 30, 2002. The remaining amount due is payable in two increments: 50 percent due 90 days after closing and the remaining 50 percent due 180 days after closing. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Statement No. 144. Accordingly, the company's financial statements have been presented to reflect Gates/Arrow as a discontinued operation for all periods. Its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations, and related notes.

In connection with the sale of Gates/Arrow, the company recorded a loss on disposal of $6,120,000, net of the related tax benefit of $4,114,000. The loss consists approximately of the following:

Personnel related	$1,250,000
Facilities	3,144,000
Professional fees	599,000
Write-down of asset carrying value	3,000,000
Other	2,241,000

$10,234,000

The personnel costs are due to the termination of 88 people employed by the Gates/Arrow business and 57 warehouse personnel of the North American Computer Products Group due to reduced activity levels as a result of the sale of Gates/Arrow. The facilities costs are principally related to vacated warehouse space no longer required due to reduced activity levels as a result of the sale of Gates/Arrow. The write-down of assets was to adjust the carrying value of the assets sold to the value agreed to under the terms of the contract of sale.

The utilization of these charges as of June 30, 2002 is as follows (in thousands):
	Personnel		Professional	Asset
	Costs	Facilities	Fees	Write-down	Other	Total

Original accrual	$1,250	$3,144	$599	$3,000	$2,241	$10,234
2002 payments	257	2	70	-	92	421
2002 non-cash	-	-	-	2,000	-	2,000

June 2002 balance	$ 993	$3,142	$529	$1,000	$2,149	$ 7,813

Operating results of Gates/Arrow for the six and three months ended June 30, are as follows (in thousands):
	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002(a)	2001	2002(a	)	2001

Net sales	$180,534	$333,510	$72,822		$154,382

Income (loss) from discontinued
operations, net of taxes
(including loss from disposal of
$6,120, net of tax benefit of
$4,114, in 2002)	$(5,911)	$707	$(6,610)		$670

(a) Operating results for the six and three months ended June 30, 2002 includes five and two months of activity, respectively.

The following is a summary of the net assets as of December 31, 2001 (in thousands):

Accounts receivable	$68,676
Inventories	30,278
Property, plant and equipment, net	3,179

Assets from discontinued operations	$102,133

Accounts payable	23,909
Accrued expenses	1,663

Liabilities from discontinued operations	$25,572

Note E -- Accounts Receivable

Accounts receivable consists of the following (in thousands):

	June 30,	December 31	,
	2002	2001

Accounts receivable	$790,897	$744,864
Retained interest in securitized
accounts receivable	678,934	725,988
Allowance for doubtful accounts	(66,800)	(80,970)

	$1,403,031	$1,389,882

In March 2002, the company renewed its one-year, $750,000,000 asset securitization program (the "program") under which it sells, on a revolving basis, an individual interest in a pool of its trade accounts receivable. Under the program, the company sells receivables and retains a subordinated interest and servicing rights to those receivables. At June 30, 2002 and December 31, 2001, there were no receivables sold to and held by third parties under the program, and, as such, the company had no indebtedness outstanding under this program. In the event that the company had sold receivables to third parties under the program at June 30, 2002 and December 31, 2001, those receivables would not have been recorded on the company's balance sheet and the related financing provided by the program would not be reflected as indebtedness on the company's balance sheet.

During March 2001, the company sold $251,737,000 of outstanding trade accounts receivable, which was subsequently repurchased during the second quarter of 2001 for $252,865,000. Upon the initial sale, the company recognized a loss of $1,700,000 and removed the sold assets from the balance sheet, reduced previously established allowance for uncollectible accounts and recognized the present value of future net cash flow related to the assets sold. The present value amount was recorded in accounts receivable and represented the company's retained interests. The key assumptions used in measuring the fair value of the retained interests upon the initial sale were as follows:

Coupon rate of 5.19%
Estimated future uncollectible accounts 6.3%
Coverage life of trade accounts receivable of 48 days

Upon the repurchase, all costs related to the program were expensed as incurred in the quarter ended June 30, 2001. Those expenses included servicing, interest, uncollectible accounts, facility and program fees. Servicing fees received by the company approximated the market value of servicing and thus no servicing asset or liability was recorded.

Note F -- Acquisitions/Dispositions

During the second quarter of 2002, the company purchased additional shares in Marubun Corporation increasing its ownership interest from 5.4 percent to 8.4 percent, increased its holdings in IR Electronic, a distributor in Slovenia, to 100 percent, and acquired an additional 10.6 percent interest in Ally, Inc., increasing the company's ownership from 75 percent to 85.6 percent. The aggregate cost of these acquisitions was approximately $5,422,000.

The company, in connection with certain acquisitions, may be required to make future payments that are contingent upon the acquired businesses' earnings and, in certain instances, the achievement of operating goals. During the second quarter of 2002, the company made such payments aggregating $108,470,000 in connection with three acquisitions, which have been capitalized as cost in excess of net assets of companies acquired. The company may be contractually required to make these types of payments in the future. Based on the performance of those businesses, for which contingent payments remain open as of June 30, 2002, the company currently estimates such payments to be approximately $15,000,000.

In May 2002, the company sold its interest in VCE Virtual Chip Exchange, Inc. for $3,250,000.

Note G -- Severance Costs

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded severance costs totalling $3,214,000 (net of the related tax effect) principally based on the terms of his employment agreement. Included therein, are provisions principally related to salary continuation, retirement benefits and the vesting of restricted stock and options.

Note H -- Integration and Restructuring Charges

During the first quarter of 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 net of the related tax effect) associated with the acquisition of Wyle Electronics and Wyle Systems. In connection with this integration, approximately 240 positions, largely performing duplicate functions were eliminated.

The utilization of all of the company's integration, realignment, and restructuring reserves are as follows (in thousands):
	Personnel		Customer	IT	Asset
	Costs	Facilities	Termination	and Other	Write-down	Total

December 2000 balance	$16,922	$41,040	$ -	$19,290	$8,134	$85,386
Additions	19,989	9,749	38,800	23,093	151,692	243,323
Reversals	-	11,814	-	500	-	12,314
2001 payments	26,315	8,729	-	14,536	898	50,478
2001 non-cash usage	-	578	14,600	5,977	83,278	104,433
Foreign currency
translation	50	282	-	(377)	101	56

December 2001 balance	10,646	29,950	24,200	20,993	75,751	161,540
2002 payments	6,603	2,105	-	5,812	217	14,737
2002 non-cash usage	-	-	14,132	-	48,324	62,456
Foreign currency
translation	(137)	(255)	-	(49)	(78)	(519)

June 2002 balance	$ 3,906	$27,590	$10,068	$15,132	$27,132	$83,828

Included in the column "Asset Write-down" are valuation reserves of $53,000,000 related to the companies internet investments and $97,475,000 related to inventories.

Note I -- Earnings per Share

The following table sets forth the calculation of basic and diluted earnings per share (in thousands except per share data):

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002(a)	2001(b)	2002(a )	2001
Earnings from continuing operations
used for basic earnings per share	$2,661	$77,926	$576	$6,284
Interest on convertible debentures,
net of tax	-	5,761	-	-

Adjusted earnings from continuing
operations	2,661	83,687	576	6,284
Income (loss) from discontinued
operations, net of tax	(5,911)	707	(6,610)	670

Adjusted income (loss) before
cumulative effect of change in
accounting principle	(3,250)	84,394	(6,034)	6,954

Cumulative effect of change in
accounting principle	(603,709)	-	-	-

Adjusted net income (loss)	$(606,959)	$84,394	$(6,034)	$6,954

Weighted average shares outstanding
for basic earnings per share	99,667	97,957	99,813	98,006
Net effect of dilutive stock options
and restricted stock awards	-	2,119	-	1,574
Net effect of convertible debentures	-	12,941	-	-

Weighted average shares outstanding
for diluted earnings per share	99,667	113,017	99,813	99,580

Net income (loss) per basic and
diluted share:

Income from continuing operations	$.03	$.79	$.01	$.06
Income (loss) from discontinued
operations	(.06)	.01	(.07)	.01
Cumulative effect of change in
accounting principle	(6.06)	-	-	-

Net income(loss) per basic share	$(6.09)	$.80	$(.06)	$.07

Income from continuing operations	$.03	$.74	$.01	$.06
Income(loss) from discontinued
operations	(.06)	.01	(.07)	.01
Cumulative effect of change in
accounting principle	(6.06)	-	-	-

Net income(loss) per diluted
share (c)	$(6.09)	$.75	$(.06)	$.07

(a) Excluding the severance costs, net income and net income per share from continuing operations for the six and three months ended June 30, 2002, would have been $5,875,000 and $.06, and $3,790,000, and $.04, respectively.

(b) Excluding the integration charge, net income and net income per share from continuing operations on a basic and diluted basis would have been
    $83,645,000, $.85, and $.79, respectively, for the six months ended June
    30, 2001.

(c) Earnings per share on a diluted basis for the six and three months ended
    June 30, 2002 exclude the effect of 18,242,000 shares related to convertible debentures. In addition, the effect of options to purchase
    1,347,000 and 5,400,000 shares, respectively, of common stock were outstanding but excluded from the computation because the average exercise price of the options was greater than the average market price of the shares. The impact of such common stock equivalents are excluded from the calculation of earnings per share on a diluted basis as their effect is anti-dilutive.

Note J -- Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows (in thousands):
	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Net income (loss)	$(606,959)	$78,633	$(6,034)	$6,954
Foreign currency translation
adjustments (a)	62,798	(45,021)	64,021	10,907
Unrealized gain (loss) on
securities	700	-	(300)	-

Comprehensive income (loss)(b)(c)	$(543,461)	$33,612	$57,687	$17,861

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b) Excluding the severance costs of $5,375,000 ($3,214,000 net of the related tax effect), comprehensive loss would have been $540,247,000 and
    $60,901,000 for the six and three months ended June 30, 2002, respectively.

(c) Excluding the integration charge of $9,375,000 ($5,719,000 net of the related tax effect), comprehensive income would have been $39,331,000 for the six months ended June 30, 2001.

Note K -- Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and prior to 2002, goodwill amortization, are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

Revenue and operating income, by segment, are as follows (in thousands):

	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002(a)	2001(b)	2002(a)	2001
Revenue:
Electronic Components	$2,689,646	$4,275,460	$1,340,379	$1,787,687
Computer Products	998,210	1,176,904	502,938	568,058

Consolidated	$3,687,856	$5,452,364	$1,843,317	$2,355,745

Operating income (loss):
Electronic Components	$100,410	$307,728	$50,342	$92,684
Computer Products	24,802	15,820	12,968	8,340
Corporate	(40,125)	(71,160)	(22,894)	(32,123)

Consolidated	$85,087	$252,388	$40,416	$68,901

(a) Excluding the severance costs of $5,375,000, operating income would have been $90,462,000 and $45,791,000 for the six and three months ended June 30, 2002, respectively.
(b) Excluding the integration charge of $9,375,000, operating income would have been $261,763,000 for the six months ended June 30, 2001.

Total assets, by segment, are as follows (in thousands):
	June 30,	December 31	,
	2002	2001

Electronic Components	$3,064,742	$3,767,595
Computer Products	483,270	929,240
Corporate	1,516,049	662,149

Consolidated	$5,064,061	$5,358,984

Revenues, by geographic area, are as follows (in thousands):
	For the Six		For the Three
	Months Ended		Months Ended
	June 30,		June 30,

	2002	2001	2002	2001

Americas	$2,149,187	$3,247,520	$1,096,099	$1,385,441
Europe	1,211,525	1,717,810	585,840	737,986
Asia/Pacific	327,144	487,034	161,378	232,318

Consolidated	$3,687,856	$5,452,364	$1,843,317	$2,355,745

Total assets, by geographic area, are as follows (in thousands):
	June 30,	December 31	,
	2002	2001

Americas	$3,136,038	$3,253,575
Europe	1,616,268	1,771,137
Asia/Pacific	311,755	334,272

Consolidated	$5,064,061	$5,358,984

Note L -- Subsequent Event

On August 8, 2002, the company repurchased $250,000,000 of its 6.45% senior notes, due in November 2003, at a price of 104.65 percent of the principal amount. The premium paid and deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $11,000,000, net of the related tax effect, will be recognized as an extraordinary loss in the company's consolidated statement of operations in the third quarter of 2002. As a result of this transaction net interest expense will be reduced by approximately $21,000,000 from the date of the repurchase through the original maturity date, if current interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250,000,000 million in order to hedge the change in fair value of the company's 8.7% senior debentures, due 2005, related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior debentures issued in October 2000 to a floating rate based on the six-month U.S. dollar LIBOR plus a spread through their maturities.

In July 2002, the company sold its investment in Mediagrif Interactive Technologies, Inc. for $3,714,000.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Sales

Consolidated sales for the first six months and second quarter of 2002 decreased 32.4 percent and 21.8 percent, respectively, compared with the year-earlier periods. This decline was principally due to a 37.1 percent and 25 percent decrease in sales of electronic components for the first six months and second quarter of 2002, respectively, principally as a result of continued lower volume from telecommunications and networking customers and the large contract manufacturers that serve them reflecting the continued low levels of business activity in those industries. Since the beginning of the economic downturn in our industry, the company's operating groups that service these customers have experienced the greatest absolute decline in sales levels. Sales have declined by 60.5 percent and 47.2 percent to such customers for the first six months and second quarter of 2002, respectively, compared with the year-earlier period. In addition, contributing to the decline is lower demand in the company's core OEM businesses due to the weakened, general economic conditions worldwide. Historically, in our industry, Europe has trailed the business cycles experienced in North America by six to nine months; however, the company believes, the decline in activity levels in Europe, should be less than in North America due to the fact that sales to telecommunication and networking customers and the contract manufacturers that serve them is a lower percentage of total business activity in Europe, than it is in North America. Computer product sales declined 15.2 percent and 11.5 percent for the first six months and second quarter of 2002, respectively, compared with the year-earlier periods. Beginning in mid-2001, the company's computer products businesses implemented a new strategy which focused less on sales volume and placed more emphasis on profitability. While sales of computer products declined compared with the first six months and second quarter of 2002, operating income increased by 56.8 percent and 55.5 percent for the first six months and second quarter of 2002 as compared with the year-earlier periods, respectively. In the first six months and second quarter of 2002, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by approximately 31.7 percent and 32.9 percent, respectively, compared with the year-earlier periods. Sales declined in Asia/Pac principally due to the termination of a single large customer engagement. Lastly, the translation of the financial statements of the company's international operations into U.S. dollars resulted in increased revenues of $2.4 million and $26.9 million for the first six months and second quarter of 2002, respectively, because of a weakening U.S. dollar compared with the year-earlier periods.

Operating Income

The company recorded operating income of $85.1 million and $40.4 million in the first six months and second quarter of 2002, compared with operating income of $252.4 million and $68.9 million in the year-earlier periods. Included in operating income for the first six months of 2002 and second quarter is severance costs of $5.4 million associated with the resignation of the company's chief executive officer. Excluding these costs, operating income for the first six months and second quarter of 2002 would have been $90.5 million and $45.8 million. Included in operating income for the first six months of 2001 is an integration charge of $9.4 million associated with the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle") and goodwill amortization of $23.5 million. Excluding the charge and goodwill amortization, operating income for the first six months and second quarter of 2001 would have been $285.2 and $80.5 million, respectively. The reduction in operating income is principally due to the decline in sales, offset, in part by a decrease in operating expenses.

Gross profit of $634.1 million and $319.6 million for the first six months and second quarter of 2002 decreased from $926.4 million and $389 million in the year-earlier periods principally due to the 32.4 percent and 21.8 percent declines in sales for the first six months and second quarter, respectively. The gross profit margins for the six months and quarter ended June 30, 2002 improved by 20 basis points and 80 basis points, respectively, when compared to the year-earlier periods. The increase in gross profit percentage is principally due to a change in the mix of sales, which is more heavily concentrated on the businesses serving core OEM customers that typically have higher margins and fewer sales to large accounts that typically have a lower gross profit percentage, and the computer products businesses' increasing focus on higher margin business.

Interest Expense

Interest expense of $82.1 million and $40.8 million in the first six months and second quarter of 2002 decreased from $120.1 million and $54.5 million in the year-earlier periods as a result of lower debt balances. During the past twelve months, free cash flow has totaled $2 billion, thereby permitting the company to reduce debt by $838 million and increase cash by $840 million.

Income Taxes

The company recorded an income tax provision at an effective tax rate of 35.3 percent and 8.3 percent for the first six months and second quarter of 2002, respectively, compared with a provision for taxes at an effective tax rate of 40.7 percent and 55.4 percent, respectively, in the comparable year-earlier periods. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of earnings generated by these operations.

Net Income

The company recorded a net loss of $607 million and $6 million in the first six months and second quarter of 2002, respectively, compared with net income of $78.6 million and $7 million, respectively, in the year-earlier periods. Included in the 2002 net income is a goodwill impairment charge and the loss on disposal of the Gates/Arrow commodity computer products business as discussed below.

The company recorded earnings from continuing operations of $2.7 million and $.6 million in the first six months and second quarter of 2002, respectively, compared with earnings from continuing operations of $77.9 million and $6.3 million, respectively, in the year-earlier periods. Excluding the previously mentioned severance costs, earnings from continuing operations would have been $5.9 million ($.06 per share) and $ 3.8 million ($.04 per share) in the first six months and second quarter of 2002, respectively. Excluding the integration charge and goodwill amortization, earnings from continuing operations for the first six months and second quarter of 2001 would have been $104.0 million ($1.06 and $.97 on a basic and diluted basis, respectively) and $16.4 million ($.17 and $.16 on a basic and diluted basis), respectively. The decrease in income from continuing operations is due to the significant reduction in sales offset, in part, by a decrease in operating expenses and interest expense.

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Product Group that sells commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. On May 31, 2002, the company completed the sale of this business unit to Synnex Information Technologies, Inc. for estimated cash proceeds of $44.7 million, subject to price adjustments, of which $37.1 million has been collected as of June 30, 2002. The remaining amount due is payable in two increments: 50 percent due 90 days after closing and the remaining 50 percent due 180 days after closing. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Statement No. 144. Accordingly, the company's financial statements have been presented to reflect Gates/Arrow as a discontinued operation for all periods. Its assets and liabilities have been segregated from continuing operations in the accompanying consolidated balance sheet, and its operating results are segregated and reported as discontinued operations in the accompanying consolidated statement of operations and related notes.

In connection with the sale of Gates/Arrow, the company recorded a loss on disposal of $6.1 million, net of the related tax benefit of $4.1 million. The loss consists of the following (in millions):

Personnel related	$1.3
Facilities	3.1
Professional fees	.6
Write-down of asset carrying value	3.0
Other	2.2

$10.2

The personnel costs are due to the termination of 88 people employed by the Gates/Arrow business and 57 warehouse personnel of the North American Computer Products Group due to reduced activity levels as a result of the sale of Gates/Arrow. The facilities costs are principally related to vacated warehouse space no longer required due to reduced activity levels as a result of the sale of Gates/Arrow. The write-down of assets was to adjust the carrying value of the assets sold to the value agreed to under the terms of the contract of sale.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly discontinued the amortization of goodwill. As required under the transitional accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value. The identified reporting units from the first step were then measured for impairment by comparing the fair value of the reporting unit, determined by reference to comparable businesses using a weighted average EBITDA multiple, with the carrying amount of the goodwill. Those reporting units having a carrying value exceeding the fair value were identified as being fully impaired, and the company fully wrote down those assets. For reporting units with potential impairment, the company obtained an independent appraisal of the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North America Components, (ii) North America Computer Products, (iii) on an individual country basis for Europe Components, (iv) on an individual country basis for Europe Computer Products, (v) South America, and (vi) Asia.

As a result of the evaluation process discussed above the company recorded an impairment charge of $603.7 million, which was recorded as a cumulative effect of a change in accounting principle at January 1, 2002. Accordingly, the first quarter's results have been modified to include this charge as required under the transitional rules of Statement No. 142. The company does not have any other intangibles subject to valuation under Statement No. 142. If last year's first six months and second quarter results were restated to reflect the elimination of goodwill amortization, earnings would have increased by approximately $.21 and $.10 per share.

Severance Costs

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded severance costs totalling $3.2 million (net of the related tax effect) principally based on the terms of his employment agreement. Included therein, are provisions principally related to salary continuation, retirement benefits and the vesting of restricted stock and options.

Integration Charge

During the first quarter of 2001, the company recorded an integration charge of $9.4 million ($5.7 net of the related tax effect) associated with the acquisition of Wyle. In connection with this integration, approximately 240 positions, largely performing duplicate functions, were eliminated. A summary of the integration charge is as follows (in millions):

Personnel	$4.1
Facilities	1.5
Leasehold Improvements	1.1
MIS and miscellaneous	2.7

$9.4

Of the expected $8.2 million to be spent in cash, approximately $7.4 million was spent as of June 30, 2002.

Liquidity and Capital Resources

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 52.4 percent and 51.6 percent at June 30, 2002 and December 31 2001, respectively. At June 30, 2002, cash and short-term investments increased to $909.1 million from $556.9 million at December 31, 2001.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing increases. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, generating cash.

The net amount of cash provided by the company's operating activities during the first six months of 2002 was $486 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the period. The net amount of cash used for investing activities was $97.4 million, including $110.3 million for consideration paid to acquired businesses and $21.4 million for various capital expenditures offset, in part, by the $37.1 million of cash proceeds collected on the sale of Gates/Arrow. The net amount of cash used for financing activities was $51.8 million, primarily reflecting the repayment of short-term debt, offset, in part, by proceeds from the exercise of stock options.

The net amount of cash provided by the company's operating activities during the first six months of 2001 was $675.7 million, principally reflecting changes in working capital. The net amount of cash used for investing activities was $51.8 million, including $36.3 million for various capital expenditures. The net amount of cash used for financing activities was $606 million, primarily reflecting the repayment of short-term and long-term debt, offset, in part, by proceeds from the sale of convertible debentures.

The company's three-year revolving credit facility and the asset securitization program limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels. In addition, in the event that the company's credit rating is reduced to non-investment grade by either Standard & Poor's or Moody's Investors Service, Inc. the company would no longer be able to utilize its asset securitization program in its present form. At June 30, 2002, there were no amounts outstanding under the asset securitization program or the three-year revolving credit facility.

The company's credit rating is currently investment grade, though it has been notified by Standard & Poor's and Moody's Investors Service, Inc. that it has been placed on credit watch.

On August 8, 2002, the company repurchased $250 million of its 6.45% senior notes, due in November 2003, at a price of 104.65 percent of the principal amount. The premium paid and deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $11 million, net of the related tax effect, will be recognized as an extraordinary loss in the company's consolidated statement of operations in the third quarter of 2002. As a result of this transaction net interest expense will be reduced by approximately $21 million from the date of the repurchase through the original maturity date, if current interest rates remain the same. After the affect of this transaction, the company will have in excess of $600 million in cash and unutilized credit facilities of $625 million and the asset securitization program of $750 million, aggregating available credit of $1.375 billion.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250 million in order to hedge the change in fair value of the company's 8.7% senior debentures, due 2005, related to fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior debentures issued in October 2000 to a floating rate based on the six-month U.S. dollar LIBOR plus a spread through their maturities.

The company, in connection with certain acquisitions, may be required to make future payments that are contingent upon the acquired businesses' earnings and, in certain instances, the achievement of operating goals. During the second quarter of 2002, the company made such payments aggregating $108.5 million in connection with three acquisitions, which have been capitalized as cost in excess of net assets of companies acquired. The company may be contractually required to make these types of payments in the future. Based on the performance of those businesses, for which contingent payments remain open as of June 30, 2002, the company currently estimates such payments to be approximately $15 million.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange contract. In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge". Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange contracts will vary from country to country. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first six months of 2002 as compared with December 31, 2001, 2002 sales and operating income would have been $6 million and $.4 million lower, respectively, than the reported results. Sales and operating income would have fluctuated by approximately $11 million and $1 million, respectively if average foreign exchange rates had changed by one percentage point in 2002. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At June 30, 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its variable rate debt with the net result being that approximately 99 percent of the company's debt was subject to fixed rates and 1 percent of its debt was subject to variable rates. Interest expense, net of interest income, would have fluctuated by approximately $4 million if average interest rates had changed by one percentage point during the first six months of 2002. This amount was determined by considering the impact of a hypothetical interest rate on the company's average variable rate of investments and outstanding borrowings. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
           None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
           10(i) Consulting Agreement, dated as of June 3, 2002, between the company and Stephen R. Kaufman

           10(ii) Amended and Restated Agreement, dated as of June 13, 2002, between the company and Francis M. Scricco

    (b)  Reports on Form 8-K
           None

A certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanies this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            ARROW ELECTRONICS, INC.

Date:  August 12, 2002                   By:/s/ Paul J. Reilly
                                            Paul J. Reilly
                                            Chief Financial Officer

Arrow Electronics, Inc.

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

In connection with the Quarterly Report of Arrow Electronics, Inc (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stephen P. Kaufman, Chief Executive Officer of the Company, certify, pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. Sections 1350(a) and (b)), that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a) or
    15(d) of the Securities Exchange Act of 1934 (the "Exchange Act");
    and

(2) The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2002

                                      By: /s/ Stephen P. Kaufman
                                          Stephen P. Kaufman
                                          Chief Executive Officer

Arrow Electronics, Inc.

Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(18 U.S.C. Section 1350)

In connection with the Quarterly Report of Arrow Electronics, Inc (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Paul J. Reilly, Chief Financial Officer of the Company, certify, pursuant to the requirements of Section 906 of the Sarbanes-Oxley Act of 2002, (18 U.S.C. Sections 1350(a) and (b)), that, to the best of my knowledge:

(1) The Report fully complies with the requirements of Section 13(a)
    or 15(d) of the Securities Exchange Act of 1934 (the "Exchange
    Act"); and

(2) The information in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: August 12, 2002

                                      By: /s/ Paul J. Reilly
                                          Paul J. Reilly
                                          Chief Financial Officer