Form 10-Q
period 2002-09-30
ARROW ELECTRONICS INC
filed 2002-11-14
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

     Common stock, $1 par value: 99,903,117 shares outstanding at November 1, 2002.

TABLE OF CONTENTS

PART I -- FINANCIAL INFORMATION
  Item 1. Financial Statements
CONSOLIDATED STATEMENT OF OPERATIONS
CONSOLIDATED BALANCE SHEET
CONSOLIDATED STATEMENT OF CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures About Market Risk
  Item 4. Controls and Procedures
PART II -- OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS

ARROW ELECTRONICS, INC.

INDEX

                                                                       Page No.

Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Statement of Operations                 3
                     Consolidated Balance Sheet                           4
                     Consolidated Statement of Cash Flows                 6
                     Notes to Consolidated Financial Statements           7

           Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations               19

           Item 3.   Quantitative and Qualitative Disclosures
                       About Market Risk                                 25

           Item 4.   Controls and Procedures                             26

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of Security
                       Holders                                           27

           Item 6.   Exhibits and Reports on Form 8-K                    27

Signatures                                                               28

Certifications                                                           29

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Sales	$1,811,339	$2,014,029	$5,499,195	$7,466,393

Costs and expenses:
Cost of products sold	1,502,717	1,791,700	4,556,453	6,317,771
Selling, general and administrative
expenses	254,610	267,144	763,958	873,505
Depreciation and amortization	16,190	29,016	50,500	87,185
Restructuring costs and other special
charges	-	77,147	-	77,147
Severance costs	-	-	5,375	-
Integration charge	-	-	-	9,375

	1,773,517	2,165,007	5,376,286	7,364,983

Operating income (loss)	37,822	(150,978)	122,909	101,410

Equity in earnings (losses) of affiliated
companies	1,000	(940)	1,966	(2,333)

Loss on investments	-	53,000	-	53,000

Interest expense, net	38,373	48,695	120,445	168,767

Income (loss) before income taxes and
minority interest	449	(253,613)	4,430	(122,690)

Provision for (benefit from) income taxes	171	(93,065)	1,575	(39,805)

Income (loss) before minority interest	278	(160,548)	2,855	(82,885)

Minority interest	(246)	(581)	(330)	(844)

Income (loss) from continuing operations	524	(159,967)	3,185	(82,041)

Income (loss) from discontinued
operations, net of taxes (including
loss from disposal of $6,120, net of
tax benefit of $4,114, in 2002)	-	879	(5,911)	1,586

Income (loss) before extraordinary item	524	(159,088)	(2,726)	(80,455)

Extraordinary loss, net of taxes	(11,641)	-	(11,641)	-

Loss before cumulative effect
of change in accounting principle	(11,117)	(159,088)	(14,367)	(80,455)

Cumulative effect of change in accounting
principle	-	-	(603,709)	-

Net Loss	$(11,117)	$(159,088)	$(618,076)	$(80,455)

Net income (loss) per basic and diluted
share:

Income (loss) from continuing operations	$.01	$(1.62)	$.03	$(.84)
Income (loss) from discontinued operations	-	.01	(.06)	.02
Loss from extraordinary item	(.12)	-	(.12)	-
Cumulative effect of change in accounting
principle	-	-	(6.05)	-

Net loss per basic and diluted share	$(.11)	$(1.61)	$(6.20)	$(.82)

Average number of shares outstanding:
Basic	99,874	99,515	97,737	98,147
Diluted	99,874	99,515	97,737	98,147

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	September 30	,	December 31	,
	2002		2001

	(Unaudited)

ASSETS

Cash and short-term investments	$717,820		$556,861
Accounts receivable, net	1,353,665		1,389,882
Inventories	1,180,146		1,372,797
Prepaid expenses and other assets	68,219		52,892
Assets from discontinued operations	-		98,954

Total current assets	3,319,850		3,471,386

Property, plant and equipment at cost:
Land	42,585		42,288
Buildings and improvements	179,402		164,111
Machinery and equipment	371,873		347,170

	593,860		553,569
Less accumulated depreciation and
amortization		(300,905)		(252,374)

	292,955		301,195

Investments in affiliated companies	34,420		32,917

Cost in excess of net assets of companies acquired,
net of amortization ($190,940 in 2001)	747,579		1,224,283

Other assets	299,709		326,024

Assets from discontinued operations	-		3,179

	$4,694,513		$5,358,984

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	September 30 ,	December 31 ,
	2002	2001

	(Unaudited)

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$847,390	$641,454
Accrued expenses	360,808	342,670
Short-term borrowings	9,578	37,289
Liabilities from discontinued operations	-	25,572

Total current liabilities	1,217,776	1,046,985

Long-term debt	2,145,832	2,441,983

Other liabilities	110,897	103,555

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares
Issued - 103,868,002 shares in 2002
and 103,856,024 shares in 2001	103,868	103,856
Capital in excess of par value	523,308	524,299
Retained earnings	905,008	1,523,084
Foreign currency translation adjustment	(202,467)	(259,694)

	1,329,717	1,891,545

Less: Treasury stock (3,433,291 shares in 2002
and 3,998,063 shares in 2001), at cost	(91,834)	(106,921)
Unamortized employee stock awards	(11,175)	(12,363)
Other	(6,700)	(5,800)

	1,220,008	1,766,461

	$4,694,513	$5,358,984

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Nine Months Ended
	September 30,

	2002	2001

Cash flows from operating activities:
Net loss	$(618,076)	$(80,455)
Income (loss) from discontinued operations, net	(5,911)	1,586

Net loss from continuing operations	(612,165)	(82,041)
Adjustments to reconcile net loss to net
cash provided by (used for) operations:
Minority interest	(330)	(844)
Depreciation and amortization	60,819	97,493
Accretion of discount on convertible debentures	21,516	16,741
Equity in (earnings) loss of affiliated companies	(1,966)	2,333
Deferred income taxes	(510)	(44,310)
Restructuring costs and other special charges, net
of taxes	-	145,079
Severance costs, net of taxes	3,214	-
Integration charge, net of taxes	-	5,719
Extraordinary charge, net of taxes	11,641	-
Cumulative effect of change in accounting principle	603,709	-
Change in assets and liabilities, net of effects of
acquired businesses and dispositions:
Accounts receivable	135,003	953,749
Inventories	239,228	1,032,160
Prepaid expenses and other assets	(10,644)	1,065
Accounts payable	178,079	(781,327)
Accrued expenses	(10,372)	(124,709)
Other	(29,952)	(16,358)

Net cash provided by operating activities	587,270	1,204,750

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(34,393)	(54,900)
Proceeds from sale of discontinued operations	38,461	-
Cash consideration paid for acquired businesses	(111,687)	(27,268)
Investments	(5,832)	(15,509)
Proceeds from sale of investments	6,956	-
Proceeds from note receivable	41,667	-

Net cash used for investing activities	(64,828)	(97,677)

Cash flows from financing activities:
Change in short-term borrowings	(58,874)	(628,237)
Change in credit facilities	176	36,856
Change in long-term debt	(17,519)	(943,664)
Repurchase of senior notes	(313,451)	-
Proceeds from convertible debentures, net	-	668,457
Proceeds from exercise of stock options	8,332	19,626
Sale of accounts receivable under securitization program	-	251,737
Repayments under securitization program	-	(252,865)

Net cash used for financing activities	(381,336)	(848,090)

Effect of exchange rate changes on cash	19,853	5,521

Net increase in cash and short-term investments	160,959	264,504

Cash and short-term investments at beginning of period	556,861	55,546

Cash and short-term investments at end of period	$717,820	$320,050

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$40,750	$93,843
Interest	97,401	140,623

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002
(Unaudited)

Note A -- Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company") were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting only of normal recurring accruals (except for the cumulative effect of change in accounting principle and extraordinary loss), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or footnotes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's quarterly consolidated financial statements for 2002 and the company's audited consolidated financial statements for the year ended December 31, 2001 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, Statement No. 145 will require gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. Extraordinary treatment will be required for certain extinguishments as provided in APB Opinion No. 30. This Statement also amends Statement No. 13 to require that certain modifications to capital leases be treated as a sale-leaseback and to modify the accounting for sub-leases when the original lessee remains a secondary obligor. The company is required to adopt the provisions of Statement No. 145 which supercedes Statement No. 4 in the first quarter of 2003. During the third quarter of 2002, the company repurchased senior notes, due in the fourth quarter of 2003. As the company is not required to adopt Statement No. 145 until the first quarter of 2003, the premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregating $11,641,000, net of the related tax effect, is recognized as an extraordinary loss in the company's consolidated statement of operations.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company is required to adopt Statement No. 146 in the first quarter of 2003 and has not yet completed its evaluation of the effect thereof, if any, on its consolidated financial position and results of operations.

Note C -- Cost in Excess of Net Assets of Companies Acquired

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

The following table provides a reconciliation of reported income (loss) from continuing operations and income per share to the adjusted income (loss) from continuing operations and income per share, which reflects the exclusion of goodwill amortization, net of the related tax effect (in thousands except per share data):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Income (loss) from continuing
operations, as reported	$524	$(159,967)	$3,185	$(82,041)
Add: Goodwill amortization from
continuing operations, net of taxes	-	10,282	-	30,596

Adjusted income (loss) from continuing
operations	$524	$(149,685)	$3,185	$(51,445)

Basic and diluted income (loss) per
share from continuing operations, as
reported	$.01	$(1.62)	$.03	$(.84)
Add: Goodwill amortization from
continuing operations, net of taxes	-	.10	-	.31

Adjusted basic and diluted income
(loss) per share from continuing
operations	$.01	$(1.52)	$.03	$(.53)

In addition, excluding goodwill amortization, adjusted net loss would have been $148,806,000 ($1.51 per basic and diluted share) and $49,859,000 ($.51 per basic and diluted share) for the three and nine months ended September 30, 2001, respectively.

As required under the transitional accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The identified reporting units from the first step were then measured for impairment by comparing the fair value of their goodwill with the carrying value of the goodwill. Those reporting units having a carrying value substantially exceeding the fair value were identified as being fully impaired, and the company fully wrote down those assets. For reporting units with potential impairment, management determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North America Components, (ii) North America Computer Products, (iii) individual countries for Europe Components, (iv) Europe Computer Products, (v) South America, and (vi) individual countries for Asia.

As a result of the evaluation process discussed above the company recorded an impairment charge of $603,709,000, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the first quarter's results have been modified to include this charge as required under the transitional rules of Statement No. 142. The following table presents the carrying amount of goodwill, allocated to reportable segments, for the periods presented (in thousands):
	Electronic	Computer
	Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	103,862	-	103,862
Other (principally foreign currency
translation)	23,143	-	23,143

Carrying value at September 30, 2002	$747,579	$ -	$ 747,579

The company does not have any other intangibles subject to valuation under Statement No. 142.

Note D -- Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Product Group that sells commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. Total cash proceeds are estimated to be $44,700,000, subject to price adjustments, of which $38,461,000 has been collected as of September 30, 2002. The remaining amount is due 180 days after closing. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

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

In connection with the sale of Gates/Arrow, the company recorded a loss on disposal of $6,120,000, net of the related tax effect of $4,114,000. The loss consists of the following (in thousands):

Personnel costs	$1,250
Facilities	3,144
Professional fees	599
Write-down of asset carrying value	3,000
Other	2,241

$10,234

The personnel costs are due to the termination of 88 individuals employed by the Gates/Arrow business and 57 warehouse personnel of the North American Computer Products Group due to reduced activity levels as a result of the sale of Gates/Arrow. The facilities costs are principally related to vacated warehouse space no longer required due to reduced activity levels as a result of the sale. The write-down of assets adjusted the carrying value of the assets sold to the value agreed to under the terms of the contract of sale.

The utilization of these charges as of September 30, 2002 is as follows (in thousands):
	Personnel		Professional	Asset
	Costs	Facilities	Fees	Write-down	Other	Total

Original accrual	$ 1,250	$3,144	$ 599	$ 3,000	$2,241	$10,234
2002 payments	(1,052)	(84)	(108)		(98)	(1,342)
2002 non-cash	-	(885)	-	(3,000)	-	(3,885)

September 2002 balance	$ 198	$2,175	$ 491	$ -	$2,143	$ 5,007

Approximately $3,000,000 of the remaining balance will be spent before the end of 2002.

Operating results of Gates/Arrow for the three and nine months ended September 30, are as follows (in thousands):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002(a)	2001

Net sales	$-	$168,532	$180,534	$501,956

Income (loss) from discontinued
operations, net of taxes
(including loss from disposal of
$6,120, net of tax benefit of
$4,114, in 2002)	$-	$879	$(5,911)	$1,586

(a) Operating results for the nine months ended September 30, 2002 includes activity from January 1, 2002 through May 31, 2002, the date of sale.

The following is a summary of the net assets as of December 31, 2001 (in thousands):

Accounts receivable, net	$68,676
Inventories	30,278
Property, plant and equipment, net	3,179

Assets from discontinued operations	$102,133

Accounts payable	23,909
Accrued expenses	1,663

Liabilities from discontinued operations	$25,572

Note E -- Accounts Receivable

In March 2002, the company renewed its one-year, $750,000,000 asset securitization program (the "program") under which it sells, on a revolving basis, an individual interest in a pool of its trade accounts receivable. At September 30, 2002 and December 31, 2001, there were no receivables sold to and held by third parties under the program, and, as such, the company had no indebtedness outstanding under this program. The company has not utilized this facility since June 2001. The key assumptions used in measuring fair value of the retained interests upon the initial sale were as follows:

          Coupon rate of 5.19%
          Estimated future uncollectible accounts of 6.3%
          Coverage life of trade accounts receivable of 48 days

Accounts receivable consists of the following (in thousands):
September 30		,	December 31	,
	2002		2001

Accounts receivable, net	$734,963		$744,864
Retained interest in securitized
accounts receivable	688,340		725,988
Allowance for doubtful accounts	(69,638)			(80,970)

	$1,353,665		$1,389,882

Note F -- Acquisitions/Dispositions

During the first nine months of 2002, the company's Italian subsidiary purchased 100 percent of a division of Adecom and acquired a 51 percent interest in Adecom Services. The company also purchased an additional 24 percent of Ally, Inc., increasing the company's ownership from 75 percent to 99 percent. In addition, the company increased its ownership interest in Marubun Corporation from 5.4 percent to 8.4 percent and its holdings in IR Electronic, a distributor in Slovenia, to 100 percent. The aggregate cost of these acquisitions was approximately $7,656,000.

The company, in connection with certain acquisitions, may be required to make future payments. During 2002, the company made such payments aggregating $108,470,000 in connection with three acquisitions, which have been capitalized as cost in excess of net assets of companies acquired. In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority, but less than 100 percent, owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. Based upon the performance of these businesses through September 30, 2002, such payments were approximately $12,000,000 which would be capitalized as cost in excess of net assets of companies acquired. These amounts will change as the performance of these subsidiaries change.

In July 2002, the company sold its investment in Mediagrif Interactive Technologies, Inc. for $3,714,000.

Note G -- Debt

During the third quarter of 2002, the company repurchased senior notes with a principal amount of $307,470,000, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregated $11,641,000, net of the related tax effect, and is recognized as an extraordinary loss in the company's consolidated statement of operations. As a result of this transaction, net interest expense will be reduced by approximately $25,000,000 from the date of the repurchase through the 2003 maturity date should current interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250,000,000 in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread through their maturities (effective rate of 6.76% at September 30, 2002). The company accounts for these fair value hedges using the shortcut method as defined in FASB's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this method, the hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps offset each other in interest expense.

Note H -- Severance Costs

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded severance costs totalling $5,375,000 ($3,214,000 net of the related tax effect) principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Note I -- Integration Charges and Restructuring Costs and Other Special Charges

During the first quarter of 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 net of the related tax effect) associated with the acquisition of Wyle Electronics and Wyle Systems. In connection with this integration, approximately 240 positions, largely performing duplicative functions were eliminated.

During the third quarter of 2001, the company recorded restructuring costs and other special charges of $227,622,000 ($145,079,000 net of the related tax effect). The special charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, and the termination of certain customer engagements.

The total number of positions eliminated was nearly 1,200, out of a worldwide total of 14,150, or approximately 9 percent. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead, it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources, and IT. The company's approach was to reduce its headcount in the areas with reduced activities. Of the total positions eliminated, approximately 1,000 were completed by December 31, 2001 and the remaining positions were eliminated by March 31, 2002. The company also consolidated or closed fifteen facilities and accordingly recorded a charge of $10,063,000 related to vacated leases.

The company recorded an inventory provision of $97,475,000 in the third quarter of 2001. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. The write-down in the value of this inventory will not have a material impact on gross margins or cost of sales in the future because there is virtually no demand from the limited number of companies which use these products; as a result, sales, if any, will likely be recorded at their reduced values or the parts will be scrapped. At September 30, 2002, approximately 60 percent of the inventory for which a provision was made had been scrapped and approximately 15 percent of this inventory was sold at its reduced carrying value with no impact on gross margins. The majority of the remaining inventory balance of $23,748,000 at September 30, 2002 will be scrapped by the end of 2002 to the extent the specific customers do not purchase this inventory at its reduced carrying value.

As a result of the significant decline in the Internet sector during 2001, the company's management assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. Management determined that certain of these investments had experienced an other than temporary decline in their realizable values. Accordingly, in the third quarter of 2001, the company recorded a charge of $53,000,000 to write various Internet investments down to their realizable values. The following is an analysis of the special charge and percentage of ownership related to the Internet investments at September 30, 2001 ($ in thousands):

		%
	Charge	Ownership
eChips
ChipCenter investment	$ 8,378	49.4%
Loans, included in other current assets	9,212
Econnections	19,500	11.0%
Buckaroo	9,000	12.0%
VCE	2,400	49.0%
Viacore and other	4,510	Various

	$53,000

At September 30, 2002, the remaining book value of these investments was $2,356,000.

The company also terminated certain customer engagements because they were not profitable. The provision included charges for inventory these customers no longer required and receivables related to pricing disputes.

Also included in the charge was $13,084,000 for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

Operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The full financial impact of these actions, commencing in the second quarter of 2002, is reflected as a reduction in selling, general and administrative expenses. Such cost savings are approximately $20,000,000 for the third quarter and $55,000,000 for the first nine months of 2002. These cost savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

The total restructuring costs and other special charges and integration charges are comprised of the following as of September 30, 2002 (in thousands):

Restructuring costs and other special charges, excluding Internet investment write-down
	Personnel		Customer	Inventory	IT
	Costs	Facilities	Termination	Write-down	and Other	Total

December 2000
balance	$ -	$ 2,052	$ -	$ -	$ -	$ 2,052
Additions (a)	15,200	10,063	38,800	97,475	13,084	174,622
Payments	(10,279)	(1,008)	-	-	(1,352)	(12,639)
Non-cash usage	-	(578)	(14,600)	(26,320)	(5,976)	(47,474)

December 2001
balance	4,921	10,529	24,200	71,155	5,756	116,561
Reclassification	698	-	-	-	(698)	-
Payments	(5,619)	(1,099)	-	-	(733)	(7,451)
Non-cash usage	-	-	(17,663)	(47,407)	(864)	(65,934)

September 2002
balance	$ -	$ 9,430	$ 6,537	$ 23,748	$ 3,461	$ 43,176

(a) Represents costs associated with the restructuring costs and other special charges recorded in the third quarter of 2001.

Integration charges
	Personnel		Asset	IT
	Costs	Facilities	Write-down	and Other	Total

December 2000 balance	$ 16,922	$ 38,988	$ 8,134	$ 19,290	$ 83,334
Additions (b)	4,789	(314)	1,217	10,009	15,701
Reversals	-	(11,814)	-	(500)	(12,314)
Payments	(16,036)	(7,721)	(898)	(13,184)	(37,839)
Foreign currency
translation	50	282	101	(378)	55
Non-cash usage	-	-	(6,132)	-	(6,132)

December 2001 balance	5,725	19,421	2,422	15,237	42,805
Payments	(2,267)	(2,318)	(189)	(4,388)	(9,162)
Foreign currency
translation	384	(1,145)	(190)	814	(137)
Non-cash usage	-	(30)	-	-	(30)

September 2002 balance	$ 3,842	$ 15,928	$ 2,043	$ 11,663	$ 33,476

(b) Represents costs associated with the acquisition and integration of Wyle,
    MOCA, and Jakob Hatteland.

The remaining restructuring costs and other special charges and integration charges of $76,652,000, of which $41,235,000 is expected to be spent in cash, as of September 30, 2002 will be utilized as follows:
-	The personnel accrual of $3,842,000 will be principally utilized to cover the extended costs associated with the termination of international personnel.
-

The facilities accruals totaling $25,358,000 relate to terminated leases with expiration dates through 2010. Approximately $1,911,000 will be paid in the fourth quarter of 2002. The minimum lease payments for these leases are approximately $6,745,000 in 2003, $5,782,000 in 2004, $4,163,000 in 2005, $3,966,000 in 2006, and $2,791,000 thereafter.

-	The customer terminations accrual of $6,537,000 will be utilized before the end of 2002.
-	Asset and inventory write-downs of $25,791,000 relate primarily to inventory write-downs, the majority of which will be disposed of or scrapped before the end of 2002.
-

IT and Other of $15,124,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to contractual obligations for certain customer terminations with expected utilization dates through 2005. Approximately $2,555,000 will be utilized by the end of 2002, $7,536,000 in 2003, $2,919,000 in 2004, and $2,114,000 in 2005.

Note J -- Income (loss) per Share

The following table sets forth the calculation of basic and diluted income (loss) per share ("EPS")(in thousands except per share data):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001(a)	2002(b)	2001(c)
Income (loss) from continuing
operations used for basic EPS	$524	$(159,967)	$3,185	$(82,041)
Income (loss) from discontinued
operations, net of taxes	-	879	(5,911)	1,586

Income (loss) before extraordinary item	524	(159,088)	(2,726)	(80,455)

Extraordinary loss, net of taxes	(11,641)	-	(11,641)	-

Loss before cumulative effect of change
in accounting principle	(11,117)	(159,088)	(14,367)	(80,455)

Cumulative effect of change in accounting
principle	-	-	(603,709)	-

Net loss	$(11,117)	$(159,088)	$(618,076)	$(80,455)

Weighted average shares outstanding
for basic and diluted EPS	99,874	98,515	99,737	98,147

Net income (loss) per basic and diluted
share:

Income (loss) from continuing operations	$.01	$(1.62)	$.03	$(.84)
Income (loss) from discontinued
operations	-	.01	(.06)	.02
Loss from extraordinary item	(.12)	-	(.12)	-
Cumulative effect of change in
accounting principle	-	-	(6.05)	-

Net loss per basic and diluted share (d)	$(.11)	$(1.61)	$(6.20)	$(.82)

(a) Excluding the restructuring costs and other special charges of
    $227,622,000 ($145,079,000 net of related tax effect), net loss and net loss per share from continuing operations on a basic and diluted basis would have been $14,888,000 and $.15, respectively, for the three months ended September 30, 2001.

(b) Excluding the severance costs of $5,375,000 ($3,214,000 net of related tax effect), net income and net income per share from continuing operations on a basic and diluted basis would have been $6,399,000 and
    $.06, respectively, for the nine months ended September 30, 2002.

(c) Excluding the restructuring costs and other special charges of
    $227,622,000 ($145,079,000 net of related tax effect) and the integration charge of $9,375,000 ($5,719,000 net of related tax effect), net income and net income per share from continuing operations on a basic and diluted basis would have been $68,757,000, $.70, and $.69, respectively, for the nine months ended September 30, 2001.

(d) Diluted EPS for the three and nine months ended September 30, 2002 excludes the effect of 18,242,000 shares related to convertible debentures. In addition, the effect of options to purchase 8,717,000 and
    5,395,000 for the three and nine months ended September 30, 2002, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of EPS on a diluted basis as their effect is anti-dilutive.

Note K -- Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive loss are as follows (in thousands):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002(b)	2001(c)	2002(d)	2001(e)

Net loss	$(11,117)	$(159,088)	$(618,076)	$(80,455)
Foreign currency translation
adjustments (a)	(5,571)	27,384	57,227	(17,637)
Unrealized loss on securities	(1,600)	-	(900)	-

Comprehensive loss	$(18,288)	$(131,704)	$(561,749)	$(98,092)

(a) The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.
(b) Excluding the extraordinary loss of $11,641,000, net of the related tax effect, comprehensive loss would have been $6,647,000 for the three months ended September 30, 2002.

(c) Excluding the restructuring costs and other special charges of
    $227,622,000 ($145,079,000 net of the related tax effect) and income from
    discontinued operations of $879,000, net of the related tax effect,     comprehensive income would have been $12,496,000 for the three months ended September 30, 2001.

(d) Excluding the severance costs of $5,375,000 ($3,214,000 net of the related tax effect), loss from discontinued operations of $5,911,000, net of the related tax effect, extraordinary loss of $11,641,000, net of the related tax effect, and cumulative effect of change in accounting principle of
    $603,709,000, comprehensive income would have been $62,726,000 for the nine months ended September 30, 2002.

(e) Excluding the restructuring costs and other special charges of
    $227,622,000 ($145,079,000 net of the related tax effect), integration charge of $9,375,000 ($5,719,000 net of the related tax effect), and income from discontinued operations of $1,586,000, net of the related tax effect, comprehensive income would have been $51,120,000 for the nine months ended September 30, 2001.

Note L -- Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers and computer products to value-added resellers. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization (prior to 2002), are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

The company has redefined certain of its reportable segments. The prior periods have been restated for comparative purposes.

Revenue and operating income, by segment, are as follows (in thousands):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001(a)	2002(b)	2001(c)
Revenue:
Electronic Components	$1,315,337	$1,467,808	$4,004,983	$5,743,268
Computer Products	496,002	546,221	1,494,212	1,723,125

Consolidated	$1,811,339	$2,014,029	$5,499,195	$7,466,393

Operating income (loss):
Electronic Components	$44,380	$47,075	$144,444	$354,803
Computer Products	10,237	8,078	34,796	23,898
Corporate	(16,795)	(206,131)	(56,331)	(277,291)

Consolidated	$37,822	$(150,978)	$122,909	$101,410

(a) Excluding the restructuring costs and other special charges of
    $227,622,000 ($174,622,000 in operating income), operating income would have been $23,644,000 for the three months ended September 30, 2001.

(b) Excluding the severance costs of $5,375,000, operating income would have been $128,284,000 for the nine months ended September 30, 2002.

(c) Excluding the restructuring costs and other special charges of
    $227,622,000 ($174,622,000 in operating income) and the integration charge of $9,375,000, operating income would have been $285,407,000, for the nine months ended September 30, 2001.

Total assets, by segment, are as follows (in thousands):
September 30		,	December 31	,
	2002		2001

Electronic Components	$3,350,939		$3,767,595
Computer Products	549,975		929,240
Corporate	793,599		662,149

Consolidated	$4,694,513		$5,358,984

Revenues, by geographic area, are as follows (in thousands):
	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Americas	$1,067,623	$1,188,431	$3,216,810	$4,435,951
Europe	587,050	633,613	1,798,575	2,351,423
Asia/Pacific	156,666	191,985	483,810	679,019

Consolidated	$1,811,339	$2,014,029	$5,499,195	$7,466,393

Total assets, by geographic area, are as follows (in thousands):
	September 30	,	December 31	,
	2002		2001

Americas	$2,759,754		$3,253,575
Europe	1,651,937		1,771,137
Asia/Pacific	282,822		334,272

Consolidated	$4,694,513		$5,358,984

Note M -- Employee Benefit Plan

Arrow maintains an unfunded Supplemental Executive Retirement Plan (the "SERP") under which the company will pay supplemental pension benefits to certain key employees upon retirement. There are 21 current and former corporate officers participating in this plan. The Board of Directors determines those employees who are eligible to participate in the SERP. In 2002, the company amended the plan to provide for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the SERP, rather than following the prior practice of a fixed dollar amount per year of service or in certain instances the Board of Directors determining the annual benefit. As amended, the SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55 (formerly 50). In addition, if there is a change of control of Arrow and the employment of a participant, who is at least age 50, is involuntarily terminated other than for cause or disability, or such participant terminates employment for good reason, the participant will receive the annual pension accrued through the date of termination commencing at age 60. Previously this would have resulted in the payment of the full pension amount commencing immediately.

Participants whose accrued rights under the SERP prior to this amendment would have been adversely affected by the amendment will continue to be entitled to such greater rights. The changes to the SERP are not expected to have a significant impact on the cost of the plan.

Note N -- Contingencies

From time to time in the normal course of business the company may become liable with respect to pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company's financial position, liquidity or results of operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

Sales

Consolidated sales for the third quarter and first nine months of 2002 decreased 10.1 percent and 26.3 percent, respectively, compared with the year-earlier periods. This decline was principally due to a 10.4 percent and 30.3 percent decrease in sales of electronic components for the third quarter and first nine months of 2002, respectively, principally as a result of continued lower volume from telecommunications and networking customers and the large contract manufacturers that serve them reflecting the continued low levels of business activity in those industries. Since the beginning of the economic downturn in our industry, the company's operating groups that service these customers have experienced the greatest absolute decline in sales levels. Sales have declined by 44.3 percent and 56.5 percent to such customers for the third quarter and first nine months of 2002, respectively, compared with the year-earlier periods. In addition, contributing to the decline is lower demand in the company's core OEM businesses due to the weakened, general economic conditions worldwide. Historically, in our industry, Europe has trailed the business cycles experienced in North America by six to nine months; however, the company believes the decline in activity levels in Europe should be less than in North America due to the fact that in Europe sales to telecommunication and networking customers, and the contract manufacturers that serve them, is a lower percentage of total business activity than it is in North America. Sales declined in Asia/Pacific principally due to the termination of a single large customer engagement.

Computer product sales declined 9.2 percent and 13.3 percent for the third quarter and first nine months of 2002, respectively, compared with the year-earlier periods. Beginning in mid-2001, the company's computer products businesses implemented a new strategy which focused less on sales volume and placed more emphasis on profitability. While sales of computer products declined compared with the third quarter and first nine months of 2001, operating income increased by 26.7 percent and 45.6 percent for the third quarter and first nine months of 2002, respectively, compared with the year-earlier periods. In the third quarter and first nine months of 2002, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by approximately 28.9 percent and 29.1 percent, respectively, compared with the year-earlier periods.

Lastly, the translation of the financial statements of the company's international operations into U.S. dollars resulted in increased revenues of $51.9 million and $54.4 million for the third quarter and first nine months of 2002, respectively, because of a weakening U.S. dollar compared with the year-earlier periods.

Operating Income

The company recorded operating income of $37.8 million and $122.9 million in the third quarter and first nine months of 2002, respectively, compared with an operating loss of $151 million and operating income of $101.4 million in the year-earlier periods. Included in operating income for the first nine months of 2002 are severance costs of $5.4 million associated with the resignation of the company's chief executive officer. Excluding these costs, operating income for the first nine months of 2002 would have been $128.3 million. Included in the operating loss for the third quarter of 2001 are restructuring costs and other special charges of $174.6 million and goodwill amortization of $11.9 million. Excluding these expenses, operating income for the third quarter of 2001 would have been $35.5 million. Included in operating income for the first nine months of 2001 are the aforementioned restructuring costs and other special charges, an integration charge of $9.4 million associated with the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"), and goodwill amortization of $35.3 million. Excluding these special charges and goodwill amortization, operating income for the first nine months of 2001 would have been $320.7 million.

The company recorded gross profit of $308.6 million and $942.7 million in the third quarter and first nine months of 2002, respectively, compared with gross profit of $222.3 million and $1.1 billion in the year-earlier periods. Included in gross profit for the third quarter and first nine months of 2001 are restructuring costs and other special charges of $97.5 million; excluding these charges gross profit would have been $319.8 million and $1.2 billion respectively. The decline in gross profit, exclusive of the aforementioned restructuring costs and other special charges, is principally due to the decline in sales of 10.1 percent and 26.3 percent for the third quarter and first nine months of 2002, respectively. The gross profit margins for the third quarter and first nine months of 2002 improved by approximately 110 basis points and approximately 40 basis points, respectively, when compared to the year-earlier periods. The increase in gross profit percentage is principally due to a change in the mix of sales, which in 2002, is more heavily concentrated on the businesses serving core OEM customers that typically have higher margins, and fewer sales to large accounts that typically have a lower gross profit percentage. It also reflects the computer products businesses' increasing focus on higher margin business.

Operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The full financial impact of these actions, commencing in the second quarter of 2002, is reflected as a reduction in selling, general and administrative expenses. Such cost savings are approximately $20 million for the third quarter and $55 million for the first nine months of 2002. These cost savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

The increase in operating income of $2.3 million for the third quarter of 2002 compared to the year-earlier period, exclusive of the above mentioned costs, special charges and goodwill amortization is principally a result of a change in product mix and lower operating expenses offsetting the 10.1 percent decline in sales. The reduction in operating income for the nine months ended September 30, 2002 compared to the year-earlier period is principally due to the decline in sales, offset, in part by a decrease in operating expenses.

Interest Expense

Interest expense of $38.4 million and $120.4 million in the third quarter and first nine months of 2002, respectively, decreased from $48.7 million and $168.8 million, respectively, in the year-earlier periods as a result of lower debt balances. During the past twelve months, free cash flow has totaled $1.5 billion, thereby permitting the company to reduce debt by $872.9 million and increase cash by $397.8 million.

Income Taxes

The company recorded an income tax provision from continuing operations at an effective tax rate of 38.1 percent and 35.6 percent for the third quarter and first nine months of 2002, respectively, compared with a provision for taxes at an effective tax rate of 36.7 percent and 32.4 percent, respectively, in the comparable year-earlier periods. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Loss

The company recorded net losses of $11.1 million and $618.1 million in the third quarter and first nine months of 2002, respectively, compared with net losses of $159.1 million and $80.5 million, respectively, in the year-earlier periods. Included in the results for the first nine months of 2002 are the severance costs mentioned above, the net loss associated with discontinued operations, an extraordinary charge associated with the prepayments of debt, and a goodwill impairment charge as a result of a change in generally accepted accounting principles, as discussed below.

The company recorded income from continuing operations of $.5 million and $3.2 million in the third quarter and first nine months of 2002, respectively, compared with losses from continuing operations of $160 million and $82 million, respectively, in the year-earlier periods. Excluding the previously mentioned severance costs, income from continuing operations would have been $6.4 million ($.06 per share) in the first nine months of 2002. Included in net loss from continuing operations for the third quarter of 2001 are restructuring costs and other special charges of $227.6 million ($145.1 million net of the related tax effect) and goodwill amortization of $11.9 million ($10.3 million net of the related tax effect). Excluding these expenses, net loss from continuing operations for the third quarter of 2001 would have been $4.6 million ($.05 on a basic and diluted basis). The increase in net income of $5.1 million is principally due to the aforementioned increase in gross profit margins and the cost savings discussed above. Included in net loss from continuing operations for the first nine months of 2001 are the aforementioned restructuring costs and other special charges, an integration charge of $9.4 million ($5.7 million net of the related tax effect) and goodwill amortization of $35.3 million ($30.6 million net of the related tax effect). Excluding these expenses, net income from continuing operations for the first nine months of 2001 would have been $99.4 million ($1.01 on a basic and diluted basis). The decrease in income from continuing operations for the nine months ended September 30, 2002 compared to the year-earlier period is due to the significant reduction in sales offset, in part, by an increase in gross profit margins, a decrease in operating expenses and interest expense.

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Product Group that sells commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. Total cash proceeds are estimated to be $44.7 million, subject to price adjustments, of which $38.5 million has been collected as of September 30, 2002. The remaining amount is due 180 days after closing. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

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

In connection with the sale of Gates/Arrow, the company recorded a loss on disposal of $6.1 million, net of the related tax effect of $4.1 million. The loss consists of the following (in millions):

Personnel costs	$1.3
Facilities	3.1
Professional fees	.6
Write-down of asset carrying value	3.0
Other	2.2

$10.2

The personnel costs are due to the termination of 88 individuals employed by the Gates/Arrow business and 57 warehouse personnel of the North American Computer Products Group due to reduced activity levels as a result of the sale of Gates/Arrow. The facilities costs are principally related to vacated warehouse space no longer required due to reduced activity levels as a result of the sale. The write-down of assets adjusted the carrying value of the assets sold to the value agreed to under the terms of the contract of sale.

During the third quarter of 2002, the company repurchased senior notes with a principal amount of $307.5 million, due in the fourth quarter of 2003. The premium paid and related deferred financing costs written-off upon the repurchase of this debt, aggregating $11.6 million, net of the related tax effect, and is recognized as an extraordinary loss in the company's consolidated statement of operations. As a result of this transaction, net interest expense will be reduced by approximately $25 million from the date of the repurchase through the 2003 maturity date should current interest rates remain the same.

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill. As required under the transitional accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The identified reporting units from the first step were then measured for impairment by comparing the fair value of their goodwill with the carrying value of the goodwill. Those reporting units having a carrying value substantially exceeding the fair value were identified as being fully impaired, and the company fully wrote down those assets. For reporting units with potential impairment, management determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North America Components, (ii) North America Computer Products, (iii) individual countries for Europe Components, (iv) Europe Computer Products, (v) South America, and (vi) individual countries for Asia.

As a result of the evaluation process discussed above the company recorded an impairment charge of $603.7 million, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the first quarter's results have been modified to include this charge as required under the transitional rules of Statement No. 142. The company does not have any other intangibles subject to valuation under Statement No. 142. If last year's third quarter and first nine months were restated to reflect the elimination of goodwill amortization, earnings would have increased by approximately $.10 and $.31 per share, respectively.

Severance Costs

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded severance costs totaling $5.4 million ($3.2 million net of the related tax effect) principally based on the terms of his employment agreement. Included therein, are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Integration Charges and Restructuring Costs and Other Special Charges

During the first quarter of 2001, the company recorded an integration charge of $9.4 million ($5.7 million net of the related tax effect) associated with the acquisition of Wyle Electronics and Wyle Systems. In connection with this integration, approximately 240 positions, largely performing duplicative functions, were eliminated.

During the third quarter of 2001, the company recorded restructuring costs and other special charges of $227.6 million ($145.1 million net of the related tax effect). The special charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, and the termination of certain customer engagements.

The total number of positions eliminated was nearly 1,200, out of a worldwide total of 14,150, or approximately 9 percent. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead, it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources, and IT. The company's approach was to reduce its headcount in the areas with reduced activities. Of the total positions eliminated, approximately 1,000 were completed by December 31, 2001 and the remaining positions were eliminated by March 31, 2002. The company also consolidated or closed fifteen facilities and accordingly recorded a charge of $10.1 million related to vacated leases.

The company recorded an inventory provision of $97.5 million in the third quarter of 2001. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. The write-down in the value of this inventory will not have a material impact on gross margins or cost of sales in the future because there is virtually no demand from the limited number of companies which use these products; as a result, sales, if any, will likely be recorded at their reduced values or the parts will be scrapped. At September 30, 2002, approximately 60 percent of the inventory for which a provision was made had been scrapped and approximately 15 percent of this inventory was sold at its reduced carrying value with no impact on gross margins. The majority of the remaining inventory balance of $23.7 million at September 30, 2002 will be scrapped by the end of 2002 to the extent the specific customers do not purchase this inventory at its reduced carrying value.

As a result of the significant decline in the Internet sector during 2001, the company's management assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. Management determined that certain of these investments had experienced an other than temporary decline in their realizable values. Accordingly, in the third quarter of 2001, the company recorded a charge of $53 million to write various Internet investments down to their realizable values. At September 30, 2002, the remaining book value of these investments was $2.4 million.

The company also terminated certain customer engagements because they were not profitable. The provision included charges for inventory these customers no longer required and receivables related to pricing disputes.

Also included in the charge was $13.1 million for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

Liquidity and Capital Resources

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 54 percent and 51.6 percent at September 30, 2002 and December 31 2001, respectively. At September 30, 2002, cash and short-term investments increased to $717.8 million from $556.9 million at December 31, 2001.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing increases. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, generating cash.

The net amount of cash provided by the company's operating activities during the first nine months of 2002 was $587.3 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the period. The net amount of cash used for investing activities was $64.8 million, including $111.7 million for consideration paid for acquired businesses and $34.4 million for various capital expenditures offset, in part, by the cash proceeds of $38.5 million from the sale of Gates/Arrow and the partial prepayment of a note receivable of $41.7 million. The net amount of cash used for financing activities was $381.3 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term and long-term debt, offset, in part, by proceeds from the exercise of stock options.

The net amount of cash provided by the company's operating activities during the first nine months of 2001 was $1.2 billion, principally reflecting lower working capital requirements as a result of lower sales. The net amount of cash used for investing activities was $97.7 million, including $54.9 million for various capital expenditures, $27.3 million for the remaining 10% interest in Scientific and Business Minicomputers, Inc., and $15.5 million primarily for the investment in Marubun Corporation. The net amount of cash used for financing activities was $848.1 million, primarily reflecting the repayment of short-term and long-term debt, offset, in part, by proceeds from the sale of convertible debentures, and proceeds from the exercise of stock options.

The company's three-year revolving credit facility and the asset securitization program limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels. In addition, in the event that the company's credit rating is reduced to non-investment grade by either Standard & Poor's or Moody's Investors Service, Inc., the company would no longer be able to utilize its asset securitization program in its present form. At September 30, 2002, there were no amounts outstanding under the asset securitization program or the three-year revolving credit facility.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250 million in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread through their maturities (effective rate of 6.76% at September 30, 2002). The company accounts for these fair value hedges using the shortcut method as defined in FASB's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under this method, the hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps offset each other in interest expense.

The company, in connection with certain acquisitions, may be required to make future payments. During 2002, the company made such payments aggregating $108.5 million in connection with three acquisitions, which have been capitalized as cost in excess of net assets of companies acquired. In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority, but less than 100 percent, owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. Based upon the performance of these businesses through September 30, 2002, such payments were approximately $12 million which would be capitalized as cost in excess of net assets of companies acquired. These amounts will change as the performance of these subsidiaries change.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the electronic components and computer products markets, and changes in relationships with key suppliers. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange contract. In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge". Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange contracts will vary from country to country. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first nine months of 2002 as compared with December 31, 2001, 2002 sales and operating income would have been $72.8 million and $3.2 million lower, respectively, than the reported results. Sales and operating income would have fluctuated by approximately $18.2 million and $.8 million, respectively, if average foreign exchange rates had changed by one percentage point in 2002. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. At September 30, 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its existing variable rate debt. In addition, the company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The net result was that approximately 87 percent of the company's debt was subject to fixed rates and 13 percent of its debt was subject to variable rates. Interest expense, net of interest income, would have fluctuated by approximately $4.8 million if average interest rates had changed by one percentage point during the first nine months of 2002. This amount was determined by considering the impact of a hypothetical interest rate on the company's average variable rate of investments and outstanding borrowings. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, management could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

Item 4.    Controls and Procedures.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)  The company's Annual Meeting of Shareholders was held on May 23, 2002
         (the "Annual Meeting").

    (b)  The matters voted upon at the Annual Meeting and the results of the voting were as follows:

         (i)  The following individuals were elected by the shareholders to serve as Directors:

Board Member                In Favor             Withheld

Daniel W. Duval             92,413,392           1,554,942
Carlo Giersch               92,383,453           1,584,881
John N. Hanson              91,200,046           2,768,288
Stephen P. Kaufman          92,418,527           1,549,807
Roger King                  91,186,667           2,781,667
Robert E. Klatell           92,407,340           1,560,994
Karen Gordon Mills          92,415,039           1,553,295
Barry W. Perry              91,199,021           2,769,313
Richard S. Rosenbloom       91,134,524           2,833,810
Francis M. Scricco          92,418,344           1,549,990
John C. Waddell             91,176,632           2,791,702

         (ii)  The amendment and restatement of the Arrow Stock Option Plan to increase the number of shares authorized to be issued pursuant to options awarded thereunder from 21,000,000 to 23,600,000 shares and to make certain other modifications to the plan was voted upon as follows: 87,821,425 shares in favor; 5,141,827 shares against; and 1,005,082 shares abstaining.

        (iii)  The amendment and restatement of the Arrow Restricted Stock
               Plan to increase the number of shares authorized to be awarded thereunder from 3,960,000 to 4,760,000 shares was voted upon as follows: 75,476,544 shares in favor; 17,473,088 shares
               against; and 1,018,702 shares abstaining.

         (iv)  The adoption of the Arrow 2002 Non-Employee Directors Stock
               Option Plan was voted upon as follows: 87,393,343 shares in favor; 5,521,245 shares against; and 1,053,746 shares
               abstaining.

          (v)  The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 84,258,782 shares in favor;
               5,266,477 shares against; and 4,443,075 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits
           None

    (b)  Reports on Form 8-K

         During the current quarter, the company filed a Current Report on
         Form 8-K dated August 13, 2002, submitting to the SEC sworn statements pursuant to Securities and Exchange Commission Order
         No. 4-460.

A certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanies this report.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ARROW ELECTRONICS, INC.

Date:  November 14, 2002                       By:/s/ Paul J. Reilly
                                                  Paul J. Reilly
                                                  Chief Financial Officer

CERTIFICATION

I, Daniel W. Duval, Chairman Chief Executive Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Arrow Electronics
    Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                By:/s/ Daniel W. Duval
                                          Daniel W. Duval
                                          Chairman and Chief Executive Officer

CERTIFICATION

I, Paul J. Reilly, Chief Financial Officer, certify that:

1.  I have reviewed this quarterly report on Form 10-Q of Arrow Electronics
    Inc.;

2.  Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.  Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.  The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a)  designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

    b)  evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

    c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.  The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

    a)  all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b)  any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.  The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002                            By:/s/ Paul J. Reilly
                                                      Paul J. Reilly
                                                      Chief Financial Officer