Form 10-K
period 2002-12-31
ARROW ELECTRONICS INC
filed 2003-03-27
CIK 7536

Form 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2002

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4482

ARROW ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive	(Zip Code)
offices)

Registrant's telephone number, including area code	631-847-2000

Securities registered pursuant to Section 12(b) of the Act:
Name of Each Exchange on
Title of Each Class	Which Registered
Common Stock, $1 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [X] No [ ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of February 28, 2003 was $1,409,874,920.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value: 100,831,609 shares outstanding at February 28, 2003.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 22, 2003 (incorporated in Part III).

PART I

  Item 1.    Business
  Item 2.    Properties
  Item 3.    Legal Proceedings
  Item 4.    Submission of Matters to a Vote of Security Holders

PART II

  Item 5.    Market Price of the Registrant's Common Equity and
             Related Stockholders Matters
  Item 6.    Selected Financial Data
  Item 7.    Management's Discussion and Analysis of Financial Condition and
             Results of Operations
  Item 7A.   Quantitative and Qualitative Disclosure About Market Risk
  Item 8.    Financial Statements
  Item 9.    Changes in and Disagreement with Accountants on Accounting and
             Financial Disclosures

PART III

  Item 10.   Directors and Executive Officers of the Registrant
  Item 11.   Executive Compensation
  Item 12.   Security Ownership of Certain Beneficial Owners and Management
  Item 13.   Certain Relationships and Related Transactions
  Item 14.   Controls and Procedures

PART IV

  Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

Signatures
Certification of Chief Executive Officer
Certification of Chief Financial Officer

 <
		Page
	PART I

Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

	PART II

Item 5.	Market Price of the Registrant's Common Equity and
	Related Stockholder Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk	23
Item 8.	Financial Statements	24
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	57

	PART III

Item 10.	Directors and Executive Officers of the Registrant	57
Item 11.	Executive Compensation	57
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	57
Item 13.	Certain Relationships and Related Transactions	57
Item 14.	Controls and Procedures	58

	PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on
	Form 8-K	59

Signatures		68
Certification of Chief Executive Officer		69
Certification of Chief Financial Officer		70

PART I

Item 1. Business.

Arrow Electronics, Inc. (the "company"), incorporated in New York in 1946, is one of the world's largest providers of electronic components and computer products to industrial and commercial customers and a leading provider of services, including materials planning, programming and assembly services, inventory management, a comprehensive suite of online supply chain tools, and design services, to the electronics industry. As one of the electronics distribution industry's leaders in operating systems, employee productivity, value-added programs, and total quality assurance, the company is distributor of choice for over 600 suppliers.

The company's global distribution network spans the world's three largest electronics markets - the Americas, Europe, and the Asia/Pacific region. The company serves a diversified base of original equipment manufacturers (OEMs), contract manufacturers (CMs), and commercial customers worldwide. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) and OEMs of computer systems. The company maintains over 190 sales facilities and 21 distribution centers in 40 countries and territories. Through this network, the company can offer one of the broadest product offerings in the industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

The Americas Components group is comprised of operations in North America, South America, and Latin America. The North American group is comprised of targeted sales and marketing groups providing tailored solutions to eight distinct customer segments. Arrow's other operations in the Americas Components group are in Argentina, Brazil, and Mexico.

The North American Computer Products group ("NACP") is a leading distributor of enterprise and embedded computing systems to resellers and OEM customers in North America. NACP is comprised of four divisions that make up Enterprise Computing Solutions, which serves resellers, and Arrow OEM Computer Solutions, which serves industrial OEM customers.

The company is one of the largest Pan-European electronic components distributors. In the Northern European region, the company serves Denmark, Estonia, Finland, Ireland, Norway, Sweden, and the United Kingdom. In the Central European region, the company serves Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, and Switzerland, and in the Southern European region the company serves France, Greece, Israel, Italy, Portugal, Slovenia, Spain, and Turkey.

The company is one of the leading electronics distributors in the Asia/Pacific region. It has facilities in Australia, Hong Kong, India, Malaysia, New Zealand, the People's Republic of China, the Philippines, Singapore, South Korea, Taiwan, and Thailand.

The company distributes a broad range of electronic components, computer products, and related equipment. About 58 percent of the company's consolidated sales are comprised of semiconductor products. Industrial and commercial computer products, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, software, monitors, printers, flat panel displays, system chassis and enclosures, controllers, and communication control equipment, account for about 25 percent of sales. The remaining sales are comprised of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

The financial information about the company's reportable segments and foreign and domestic operations can be found in Note 17 of the Notes to Consolidated Financial Statements.

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

The company and its affiliates serve over 150,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include principally VARs and OEMs. No single customer accounted for more than two percent of the company's 2002 sales.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, by inside sales personnel with access to pricing and stocking data provided by computers which accept and process orders. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the company's central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's international operations have similar online, real-time computer systems and they can access the company's Worldwide Stock Check System, which provides access to the company's online, real-time inventory system.

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

Approximately 67 percent of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

A manufacturer who elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. While these industry practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

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

The company and its affiliates employ over 11,700 personnel worldwide as of December 31, 2002.

Available Information

The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, and amendments to any of these reports available through its Internet site (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the Securities and Exchange Commission ("SEC"). The information posted on the company's Internet site is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers

The following table sets forth the names and ages of, and the positions and offices with the company held by, each of the executive officers of the company as of March 27, 2003:
Name	Age	Position or Office Held

Daniel W. Duval	66	Chairman
William E. Mitchell	59	President and Chief Executive Officer
Robert E. Klatell	57	Executive Vice President
Betty Jane Scheihing	54	Senior Vice President
Peter S. Brown	52	Senior Vice President and General Counsel
Michael J. Long	44	Vice President and President of North
		American Computer Products
Jan M. Salsgiver	46	Vice President and President of the Americas
		Components
Paul J. Reilly	46	Vice President and Chief Financial Officer
Mark F. Settle	52	Vice President and Chief Information Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Daniel W. Duval was appointed Chairman in June 2002. He served as interim Chief Executive Officer from September 2002 to February 2003. Prior thereto, he served as a Director since 1987. In addition to the company, he also serves as Director of The Manitowoc Company, Inc., Miller-Valentine Group, and Gosiger, Inc. He also served as Vice Chairman of Robbins & Myers, Inc. from January 1999 to December 1999 and President and Chief Executive Officer and Director for more than five years prior thereto.

William E. Mitchell was appointed President and Chief Executive Officer of the company in February 2003. Prior thereto, he served as Executive Vice President of Solectron Coroporation and President of Solectron Global Services, Inc. since March 1999 and previously served as Chairman, President and Chief Executive Officer of Sequel, Inc. since 1995.

Robert E. Klatell has been Executive Vice President of the company since July 1995.

Betty Jane Scheihing has been a Senior Vice President of the company since May 1996.

Peter S. Brown has been a Senior Vice President of the company and General Counsel since September 2001. Prior to joining the company, he served as the managing partner of the London office of the law firm of Pillsbury Winthrop LLP (formerly, Winthrop, Stimson, Putnam, & Roberts) for more than five years.

Michael J. Long has been President and Chief Operating Officer of NACP since July 1999. In addition, he has been a Vice President of the company for more than five years.

Jan M. Salsgiver has been President of the Americas Components group since July 1999. Prior thereto, she served as President of the Arrow Supplier Services Group since its inception in January 1998. In addition, she has been a Vice President of the company for more than five years.

Paul J. Reilly has been Chief Financial Officer since October 2001 and has served as a Vice President of the company more than five years.

Mark F. Settle has been a Vice President of the company and Chief Information Officer since November 2001. Prior to joining the company, he served as Executive Vice President, Systems and Processing at Visa International since April 1999 and previously served as Chief Information Officer at Occidental Petroleum Corporation since February 1997.

Item 2.  Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company's executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease. The company owns 20 locations throughout the Americas, Europe, and the Asia/Pacific region. The company occupies over 260 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.

Item 3.  Legal Proceedings.

The company and/or its subsidiaries are parties to various legal proceedings arising in the normal course of business. It is not anticipated that any such matters will have a material adverse impact, individually and in the aggregate, on the company's financial position, liquidity, or results of operation.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market Price of the Registrant's Common Equity and Related
         Stockholder Matters.

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 2002 and 2001 were as follows:

Year	High	Low

2002:
Fourth Quarter	$16.78	$8.60
Third Quarter	20.85	12.30
Second Quarter	28.56	18.61
First Quarter	32.97	26.08

2001:
Fourth Quarter	$30.71	$19.84
Third Quarter	29.50	18.00
Second Quarter	29.07	20.65
First Quarter	33.44	21.85

Holders

On February 28, 2003, there were approximately 3,000 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2002 or 2001. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Item 6.  Selected Financial Data.

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report:

SELECTED FINANCIAL DATA (a)

(In thousands except per share data)
For the year ended:	2002(b)(c)	2001(d)	2000	1999(e)	1998

Sales	$7,390,154	$9,487,292	$12,065,283	$8,325,401	$7,235,556

Operating income	$167,530	$152,670	$773,193	$326,169	$328,156

Income (loss) from
continuing operations	$12,087	$(75,587)	$351,934	$115,379	$135,024

Income (loss) per share
from continuing
operations:
Basic	$.12	$(.77)	$3.64	$1.21	$1.42

Diluted	$.12	$(.77)	$3.56	$1.20	$1.39

At year-end:
Accounts receivable
and inventories	$2,579,833	$2,762,679	$5,419,476	$2,890,365	$2,431,774
Total assets	4,667,605	5,358,984	7,604,541	4,483,255	3,839,871
Long-term debt	1,807,113	2,441,983	3,027,671	1,553,421	1,047,041
Shareholders' equity	1,235,249	1,766,461	1,913,748	1,550,529	1,487,319

(a)

The disposition of the Gates/Arrow operations in May 2002 represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board ("FASB") Statement No. 144. Accordingly, 1998 through 2001 have been restated to exclude Gates/Arrow.

(b)

Income from continuing operations and income per share from continuing operations exclude the impact of the company's adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. Statement No. 142, which requires that ratable amortization of goodwill be replaced with periodic tests for goodwill impairment, resulted in an impairment charge of $603.7 million or $6.05 and $5.97 per share on a basic and diluted basis, respectively.

(c)

Operating income and income from continuing operations include a severance charge of $5.4 million or $3.2 million net of related taxes. Excluding this charge, operating income, income from continuing operations, and income per share from continuing operations on a basic and diluted basis would have been $172.9 million, $15.3 million, and $.15, respectively.

(d)

Operating income and loss from continuing operations include restructuring costs and other special charges of $227.6 million (of which $174.6 million is in operating income) or $145.1 million net of related taxes, and an integration charge associated with the acquisition of Wyle Electronics and Wyle Systems of $9.4 million or $5.7 million net of related taxes. Excluding these charges, operating income, income from continuing operations, and income per share from continuing operations on a basic and diluted basis would have been $336.7 million, $75.2 million, $.76, and $.75, respectively.

(e)

Operating income and income from continuing operations include a special charge of $24.6 million or $16.5 million net of related taxes, associated with the acquisition and integration of Richey Electronics, Inc. and the electronics distribution group of Bell Industries, Inc. Excluding this charge, operating income, income from continuing operations, and income per share from continuing operations on a basic and diluted basis would have been $350.7 million, $131.9 million, $1.39, and $1.37, respectively.

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.

For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report. In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products group ("NACP") that sold commodity computer products such as printers, monitors, other peripherals, and software in North America. The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board ("FASB") Statement No. 144. Accordingly, the company's consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for all periods.

Sales

Consolidated sales for 2002 decreased 22.1 percent from $9.5 billion in 2001 to $7.4 billion. Sales of electronic components declined 25.6 percent, principally as a result of significantly lower demand from telecommunications and networking customers and the large contract manufacturers that serve them reflecting continued low levels of business activity in those industries. Since the beginning of the economic downturn in the industry early in 2001, the company's operating groups that service these customers have experienced the greatest absolute decline in sales levels. Sales declined by 54.1 percent to such customers in 2002, compared with the year-earlier period. In addition, contributing to the decline is lower demand in the company's core OEM businesses due to the weakened general economic conditions worldwide. Historically, in the electronics distribution industry, Europe has trailed the business cycles experienced in North America by six to nine months; however, the decline in activity levels in Europe are less than in North America due to the fact that in Europe sales to telecommunication and networking customers, and the contract manufacturers that serve them, is a lower percentage of total business activity than it is in North America. Sales declined in Asia/Pacific principally due to the termination of a single large customer engagement during the middle of 2001, and a 60 percent decrease in the sales of microprocessors (a product segment not considered a part of the company's core business).

Computer products sales declined 11.4 percent for 2002, compared with the year-earlier period. Beginning in mid-2001, the company's computer products businesses implemented a new strategy which focused less on sales volume and placed more emphasis on profitability. While sales of computer products declined compared with 2001, operating income increased by 33.2 percent, excluding goodwill amortization. Sales of North American mid-range computer products were relatively flat compared with 2001, while operating income increased by 38 percent, excluding goodwill amortization in 2001. Sales of low margin microprocessors in 2002 decreased by 27.9 percent compared with the year-earlier period. The OEM market continues to be impacted by reduced activity levels at large complex telecommunications and networking companies. As a result, OEM sales were down 23 percent compared with the year-earlier period. Lastly, translation of the financial statements of the company's international operations into U.S. dollars resulted in increased revenues of $118 million because of a weakening U.S. dollar in 2002 when compared with 2001.

In 2001, consolidated sales decreased by 21.4 percent from $12.1 billion in 2000 to $9.5 billion. This decline was principally due to a 27.1 percent decrease in sales of electronic components as a result of severely depressed demand at telecommunications and networking customers and the contract manufacturers that serve them, and lower demand in the company's core OEM business due to weakened general economic conditions. In addition, the company terminated a single customer engagement in the Asia/Pacific region during 2001 which resulted in a sales decline of approximately $193 million versus 2000. Sales of computer products increased by 3.5 percent in 2001 when compared with 2000. In the fourth quarter of 2000, Hewlett Packard modified its agreements with its distributors transforming the previously existing relationship from that of a distributor to that of an agent. Thus, the company modified its method of recognizing revenue to include only the payment from Hewlett Packard for the company's sales and marketing efforts. The modification resulted in a reduction of more than $300 million in revenue in 2001 compared with 2000. In 2001, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by nearly $207 million. Lastly, translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $118 million because of a strengthened U.S. dollar in 2001 when compared with 2000. Each of these factors was offset, in part, by the acquisitions that occurred in 2000.

Consolidated sales of $12.1 billion in 2000 were 44.9 percent higher than 1999 sales of $8.3 billion. This sales increase was driven by a 60.5 percent growth in the sales of electronic components and more than $850 million of sales from acquired companies and positive market conditions for computer products offset, in part, by foreign exchange rate differences and fewer sales of low margin microprocessors. Sales of computer products were flat in 2000 when compared with 1999. Translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $466 million when compared with 1999. Excluding the impact of acquisitions and foreign exchange rate differences, sales increased by 40.2 percent over the prior year.

Special Charges

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow. Total cash proceeds are estimated to be $44.7 million, subject to price adjustments, of which $41.1 million has been collected as of December 31, 2002. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The company recorded a net loss of $6.1 million (net of related taxes of $4.1 million) on the disposal of Gates/Arrow. The loss consists of the following (in millions):

Personnel costs	$1.3
Facilities	3.1
Professional fees	.6
Asset write-down	3.0
Other	2.2

$10.2

Personnel costs relate to the termination of 88 individuals employed by the Gates/Arrow business and 57 NACP warehouse personnel due to reduced activity levels as a result of the sale. Facilities costs are principally related to vacated warehouse space no longer required as a result of the sale. The write-down of assets adjusted the carrying value of the assets sold to the value agreed upon under the terms of the contract of sale.

Extraordinary Item

During 2002, the company repurchased senior notes due in the fourth quarter of 2003 with a principal amount of $398.2 million. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregating $12.9 million, net of related taxes, is recognized as an extraordinary loss in the company's consolidated statement of operations. As a result of this transaction, net interest expense will be reduced by approximately $31.1 million from the date of the repurchase through the 2003 maturity dates should interest rates remain the same.

Change in Accounting Principle

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill. If 2001 were restated

to reflect the elimination of goodwill amortization, earnings would have increased by approximately $41.6 million and $.42 per share on a basic and diluted basis, respectively.

As required under the accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North American Components, (ii) North American Computer Products, (iii) individual countries for Europe Components, (iv) Europe Computer Products, (v) South America, and (vi) individual countries for Asia.

As a result of the evaluation process discussed above, the company recorded an impairment charge of $603.7 million, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. The company does not have any other intangible assets subject to valuation under Statement No. 142.

Severance Charge

During 2002, the company's chief executive officer resigned. As a result, the company recorded a severance charge totaling $5.4 million ($3.2 million net of related taxes) principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Restructuring Costs and Other Special Charges

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring costs and other special charges of $227.6 million or $145.1 million net of related taxes. The special charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. Of the total charge of $227.6 million, $174.6 million reduced operating income (including $97.5 million in cost of products sold) and $53 million was recorded as a loss on investments. There were no material revisions to these actions and their related costs. A summary of the special charges included in operating income is as follows (in millions):

Personnel	$15.2
Facilities	10.0
Customer terminations	38.8
Inventory	97.5
IT systems and other	13.1

$174.6

The company recorded a charge of $15.2 million related to personnel costs. The total number of positions eliminated was nearly 1,200, out of the then existing worldwide total of 14,150, or approximately 9 percent. The actual number of employees terminated approximated original estimates. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead, it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources and IT. The company's approach was to reduce its headcount in the areas with reduced activities. Of the total positions eliminated, approximately 1,000 were completed by December 31, 2001 and the remaining positions were eliminated by March 31, 2002. The company also consolidated or closed 15 facilities and accordingly recorded a charge of $10 million related to vacated leases, including write-offs of related leasehold improvements.

The company also terminated certain customer programs principally related to services not traditionally provided by the company because they were not profitable. The $38.8 million provision included charges for inventory these customers no longer required, pricing disputes, and non-cancelable purchase commitments.

The company recorded an inventory provision of $97.5 million which was included in cost of products sold. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. At December 31, 2002, approximately 60 percent of the inventory for which a provision was made had been scrapped and approximately 30 percent of this inventory was sold at its reduced carrying value with minimal impact on gross margins. The remaining inventory provision of approximately $7 million at December 31, 2002 relates to inventory which will primarily be disposed of or scrapped by the end of 2003.

Also included in the charge was $13.1 million for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

Internet Investments Write-Down

As a result of the significant decline in the Internet sector during 2001, the company assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. The company determined that certain of these investments had experienced an other than temporary decline in their realizable values. Accordingly, in the third quarter of 2001, the company recorded a charge of $53 million to write various Internet investments down to their realizable values. At December 31, 2002, the remaining book value of these investments was $2.3 million.

In connection with the restructuring costs and other special charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The full financial impact of these actions, commencing in the second quarter of 2002, is reflected as a reduction in selling, general and administrative expenses. Such cost savings are approximately $70 million for 2002. These cost savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending. There have been no significant changes made to this charge and the actual cost savings achieved were not materially different than those expected. Approximately $30 million of the charge was expected to be spent in cash. Of this amount, approximately $23.5 million was spent as of December 31, 2002. Non-cash usage amounted to $129.2 million to date.

Integration charge

In 2001, the company recorded an integration charge of $9.4 million ($5.7 million net of related taxes) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). In connection with the integration of Wyle, approximately 240 positions, largely performing duplicate functions, were eliminated. A summary of the integration charge is as follows (in millions):

Personnel	$4.1
Facilities	1.4
Leasehold improvements	1.2
IT and other	2.7

$9.4

Of the expected $8.2 million to be spent in cash, approximately $7.2 million was spent as of December 31, 2002. The remaining amount to be spent in cash will be paid from the company's cash flow from operations. Non-cash usage amounted to $1.2 million.

At December 31, 2002, the remaining restructuring costs and other special charges and various integration charges recorded in connection with the acquisition of Wyle, as well as previous acquisitions, totaling $50.7 million, of which $35.8 million is expected to be spent in cash, will be utilized as follows:
-

Personnel accruals of $3 million will be principally utilized to cover the extended costs associated with the termination of international personnel and are expected to be utilized over the next 18 months.

-

Facilities accruals totaling $23.7 million relate to terminated leases with expiration dates through 2010. Approximately $6.7 million will be paid in 2003. The minimum lease payments for these leases are approximately, $5.8 million in 2004, $4.2 million in 2005, $3.9 million in 2006, $1 million in 2007, and $2.1 million thereafter.

-	Customer terminations accruals of $5.4 million will be utilized before the end of 2003.

-	Asset and inventory write-downs of $7.4 million relate primarily to inventory write-downs, the majority of which will be disposed of or scrapped before the end of 2003.

-

IT and Other of $11.2 million relate to leases for hardware and software, consulting contracts for logistics services, and professional fees related to contractual obligations for certain customer terminations with expected utilization dates through 2005. Approximately $6.9 million will be utilized in 2003, $2.7 million in 2004, and $1.6 million in 2005.

Operating Income

The company recorded gross profit of $1.3 billion for 2002, compared with gross profit of $1.5 billion in the year-earlier period. Included in gross profit for 2001 are restructuring costs and other special charges of $97.5 million; excluding these charges gross profit would have been $1.6 billion. The decline in gross profit, exclusive of the aforementioned restructuring costs and other special charges, is principally due to the 22.1 percent decline in sales in 2002. The gross profit margins for 2002 improved by approximately 40 basis points when compared with the year-earlier period, excluding restructuring costs and other special charges. The increase in gross profit percentage is principally due to a change in the mix of sales, which in

2002 is more heavily concentrated on the businesses serving core OEM customers that typically have higher margins, and a corresponding smaller proportion of sales to large accounts that typically have a lower gross profit percentage. It also reflects the computer products businesses' increasing focus on higher margin business.

The company recorded operating income of $167.5 million in 2002 as compared with $152.7 million in 2001. Included in operating income for 2002 is the severance charge of $5.4 million associated with the resignation of the company's chief executive officer. Excluding this charge, operating income for 2002 would have been $172.9 million. Included in operating income for 2001 are $174.6 million of restructuring costs and other special charges described above, the integration charge of $9.4 million associated with the acquisition of Wyle, and goodwill amortization of $48 million. Excluding these charges and goodwill amortization, operating income for 2001 would have been $384.6 million. The decrease in operating income of $211.7 million for 2002 compared with the year-earlier period, exclusive of the aforementioned special charges and goodwill amortization, is principally a result of the 22.1 percent decline in sales offset, in part, by a 9.1 percent reduction in expenses.

The company recorded gross profit of $1.5 billion for 2001, compared with gross profit of $2 billion in the year-earlier period. Included in gross profit for 2001 are the aforementioned restructuring costs and other special charges of $97.5 million; excluding these charges gross profit would have been $1.6 billion. The decline in gross profit, exclusive of the aforementioned restructuring costs and other special charges, is principally due to the decline in sales of 21.4 percent in 2001. Exclusive of the aforementioned special charges, gross profit margins for 2001 improved by approximately 20 basis points when compared with the year-earlier period. The increase in gross profit percentage is principally due to a change in the mix of sales, which is more heavily concentrated on the businesses serving core OEM customers that typically have higher margins, and fewer sales to large accounts that typically have a lower gross profit percentage. It also reflects the computer products businesses' increasing focus on higher margin business.

The company's operating income decreased to $152.7 million in 2001 compared with $773.2 million in 2000. Excluding the aforementioned special charges, operating income for 2001 would have been $336.7 million. The decrease in operating income was due to the sudden and dramatic reduction in sales that began in the latter part of the first quarter of 2001, and accelerated thereafter.

The company recorded gross profit of $2 billion for 2000, compared with gross profit of $1.2 billion in the year-earlier period. The increase in gross profit is principally due to the increase in sales of 44.9 percent in 2000. The gross profit margins for 2000 improved by approximately 150 basis points when compared with the year-earlier period. The increase in gross profit percentage is driven by margin improvements in core component businesses in North America and Europe.

Operating income increased to $773.2 million in 2000 compared with $326.2 million in 1999. Included in 1999 is an integration charge of $24.6 million associated with the acquisition and integration of Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"). Excluding this charge, operating income for 1999 would have been $350.7 million. The increase in operating income, exclusive of the integration charge, was a result of increased sales in the electronic components businesses around the world and increased gross profit margins, as well as the full year impact of cost savings resulting from the integration of Richey and EDG offset, in part, by lower sales of computer products and increased spending in the company's Internet business. The increase in operating income was offset, in part, by an increase in operating expenses, excluding the integration charge discussed above, of 36.3 percent in 2000, compared with the year-earlier period due to the increase in sales. Despite this increase, operating expenses as a percentage of sales were 9.2 percent, the lowest in the company's history.

Interest Expense

Interest expense of $152.6 million in 2002 decreased from $210.6 million in the year-earlier period as a result of significantly lower debt balances. During the past twelve months, free cash flow, defined as cash flow from operations less capital expenditures, has totaled $616.1 million, thereby permitting the company to reduce debt by $385.8 million and increase cash by $137.2 million. The positive free cash flow reflects the decline in sales coupled with improved working capital utilization.

In 2001, interest expense increased to $210.6 million compared with $169.9 million in 2000. The increase in interest expense was the result of the full year impact of interest on $1.2 billion of additional borrowings incurred in 2000 to fund acquisitions offset, in part, by the generation of $1.7 billion in cash flow from operations in 2001. The increase in cash flow from operations is due to the company's decreased working capital and capital expenditure requirements. The cash generated from operations in 2001 was utilized to reduce debt by $1.1 billion and to increase cash on hand by $501.3 million.

Interest expense of $169.9 million in 2000 increased by $63 million from 1999 as a result of increases in borrowings to fund the company's acquisitions, working capital requirements, capital expenditures, and investments in Internet joint ventures.

Income Taxes

The company recorded an income tax provision from continuing operations at an effective tax rate of 35.1 percent in 2002, compared with a benefit for taxes at an effective tax rate of 31.4 percent in the year-earlier period. Excluding the impact of the aforementioned charges and goodwill amortization, the effective tax rate for 2002 and 2001 would have been 36.3 percent and 33.2 percent, respectively. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

In 2001, the company recorded an income tax benefit at an effective tax rate of 31.4 percent, compared with a provision for taxes at an effective tax rate of 40.7 percent in 2000. Excluding the impact of the aforementioned special charges, the effective tax rate would have been 40.8 percent for 2001.

The company recorded a provision for taxes at an effective tax rate of 40.7 percent in 2000 compared with 44.8 percent in the year-earlier period. Excluding the integration charge, the effective tax rate would have been 43.6 percent in 1999. The lower rate for 2000 was due to the company's significantly increased operating income, which lowered the negative effect of non-deductible goodwill amortization on the company's effective tax rate.

Net Income (Loss)

The company recorded a net loss of $610.5 million for 2002, compared with $73.8 million in the year-earlier period. Included in the results for 2002 are the net loss associated with discontinued operations, an extraordinary charge associated with the prepayment of debt, a cumulative effect of change in accounting principle as mandated by FASB Statement No. 142, and the severance charge mentioned above. The net loss associated with the discontinued operations, the extraordinary charge, and the change in accounting principle are discussed in greater detail above. Included in the results for 2001 are restructuring costs and other special charges and an integration charge, also previously discussed.

The company recorded income from continuing operations of $12.1 million ($.12 per share on a basic and diluted basis) in 2002, compared with losses from continuing operations of $75.6 million in the year-earlier period. Excluding the aforementioned severance charge, income from continuing operations would have been $15.3 million ($.15 per share on a basic and diluted basis) in 2002. Included in net loss from continuing operations for 2001 are restructuring costs and other special charges of $227.6 million ($145.1 million net of related taxes), integration charge of $9.4 million ($5.7 million net of related taxes) and goodwill amortization of $48 million ($41.6 million net of related taxes). Excluding these expenses, net income from continuing operations for 2001 would have been $116.8 million ($1.19 and $1.13 per share on a basic and diluted basis). The decrease in income from continuing operations for 2002 compared with the year-earlier period exclusive of the severance charge, restructuring and other special charges, integration charges and goodwill amortization, is due to the significant reduction in sales offset, in part, by an increase in gross profit margins, and a decrease in operating expenses and interest expense.

The company recorded a net loss of $73.8 million in 2001 compared with net income of $357.9 million in 2000. Excluding the aforementioned special charges, and income from discontinued operations, net income from continuing operations for 2001 and 2000 would have been $75.2 million and $351.9, respectively. The decrease in net income from continuing operations, excluding special charges, was due to lower gross profit, as a result of lower sales, and higher levels of interest expense.

Net income in 2000 was $357.9 million, an increase from $124.2 million in 1999. Included in the results for 1999 was an integration charge of $24.6 million associated with the acquisition and integration of Richey and EDG. Excluding this charge, net income from continuing operations for 2000 and 1999 would have been $351.9 million and $131.9 million, respectively. The increase in net income excluding the integration charge, was a result of increased sales, improved gross profit margins, and continued expense control offset, in part, by higher levels of interest expense.

Liquidity and Capital Resources

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 55.3 percent and 51.6 percent in 2002 and 2001, respectively. At December 31, 2002, cash and short-term investments increased to $694.1 million from $556.9 million at December 31, 2001 and total debt decreased to $2.1 billion at December 31, 2002 from $2.5 billion compared with the year-earlier period.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally also decrease, and cash is generated. At December 31, 2002, working capital, defined as accounts receivable and inventories net of payables, decreased by $458.7 million, or 21.6 percent, compared with December 31, 2001, due to decreased sales and improved asset utilization.

The net amount of cash provided by operating activities in 2002 was $667.9 million, principally reflecting lower working capital requirements. This generation of cash resulted in a reduction in net debt (defined as total debt less cash) from $1.9 billion to $1.4 billion. The net amount of cash used for investing activities was $79.8 million, including $111.9 million for consideration paid for acquired businesses and $51.7 million for various capital expenditures offset, in part, by the cash proceeds of $41.1 million from the sale of Gates/Arrow and the partial repayment of a note receivable of $41.7 million resulting from a previous transaction. The net amount of cash used for financing activities was $484.3 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

During 2002, the company repurchased senior notes with a principal amount of $398.2 million, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregated $12.9 million, net of related taxes, and is recognized as an extraordinary loss in the company's consolidated statement of operations. As a result of this transaction, net interest expense will be reduced by approximately $31.1 million from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps") with third parties with an aggregate notional amount of $250 million in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 6.76% at December 31, 2002) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the swaps at December 31, 2002 was $9.5 million and is included in "Other assets" in the accompanying consolidated balance sheet. In addition, the fair value adjustment of $9.5 million is included in "Long-term debt."

A summary of contractual obligations as of December 31, 2002 is as follows (in thousands):
	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years		Total
Long-term debt	$286,348	$260,661	$200,238	$1,346,214	(a)	$2,093,461
Operating leases	54,937	72,235	39,079	63,703		229,954
Surplus properties	7,222	9,728	4,469	6,375		27,794

	$348,507	$342,624	$243,786	$1,416,292		$2,351,209

(a)	Includes zero coupon convertible debentures which may be put to the company in 2006.

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. The joint ventures had no debt outstanding at December 31, 2002.

In connection with certain acquisitions, the company may be required to make future payments. During 2002, the company made such payments aggregating $108.5 million in connection with three acquisitions, of which $95.7 million has been capitalized as cost in excess of net assets of companies acquired, and $12.8 million has been recorded as a reduction in capital in excess of par value.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent), owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. Based upon the performance of these businesses through December 31, 2002, such payments would be approximately $13 million ($116 million at December 31, 2001), which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

In February 2003, the company purchased substantially all of the assets of the Industrial Electronics Division ("IED") of Pioneer-Standard Electronics, Inc. for approximately $235 million, subject to adjustment based upon an audit of the assets and liabilities being acquired. IED will be integrated with the North American Components group. Through the combined businesses, the company expects cost savings and additional revenue that is estimated to improve earnings by $.20 per share annually after the first full year following completion of the integration.

During the first quarter of 2003, the company took steps to more effectively organize its North American structure, systems, and processes. The net result of these steps will be to reduce the company's cost structure by at least $40 million annually. The programs and positions to be affected have been identified and the vast majority of personnel have been notified. The majority of the impact of these initiatives will be seen beginning in the second quarter of 2003. The company will record a special restructuring charge ranging from $12 million to $15 million in the first quarter of 2003.

During the first quarter of 2003, the company repurchased an additional $69.3 million of its 8.2% senior notes, due in October 2003. The premium paid and the deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $2.5 million and will be expensed in the consolidated statement of operations in the first quarter of 2003. As a result of this transaction net interest expense will be reduced by approximately $2.8 million from the date of the repurchase through the original maturity date, if interest rates remain the same.

In February 2003, the company amended its three-year revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants and a reduction in the size of the facility from $650 million to $450 million of available credit. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin which is based on facility utilization and other factors. The company pays the banks a facility fee of .20% per annum. At December 31, 2002 and 2001, the company had no outstanding borrowings under this facility.

In February 2003, the company renewed its asset securitization program (the "program") and made certain changes to the terms of the program, including amendments to covenants, elimination of a rating trigger that could have made the program unavailable for additional borrowings in the event that the company's senior unsecured credit rating fell below investment grade, and reduction in the size of the program from $750 million to $550 million. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retains a subordinated interest and servicing rights to those receivables. At December 31, 2002 and 2001, respectively, there were no receivables sold to and held by third parties under the program, and, as such, the company had no obligations outstanding under this program. The company has not utilized this facility since June 2001.

During the first quarter of 2001, the company completed the sale of $1.5 billion principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity, including the accretion of discount, of 4% per annum and may be converted into the company's common stock at a conversion ratio of 11.972 common shares per $1,000 of principal amount at maturity. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671.8 million were used to repay a $400 million short-term credit facility with the remaining amount principally utilized to repay amounts outstanding under the company's then existing global multi-currency credit facility.

At December 31, 2001, working capital decreased by $1.8 billion, or 45.6 percent, compared with December 31, 2000, due to decreased sales and improved asset utilization.

The net amount of cash provided by operating activities in 2001 was $1.7 billion, principally reflecting lower working capital requirements. The net amount of cash used for investing activities was $107.1 million, including $64.3 million for various capital expenditures, $27.3 million for the acquisition of the remaining 10 percent of interest in Scientific and Business Minicomputers, Inc ("SBM") and $15.5 million for various investments. The net amount of cash used for financing activities was $1.1 billion, primarily reflecting the repayment of short-term and long-term debt.

In 2000, working capital increased by 75.6 percent, or $1.7 billion, compared with 1999. Excluding the impact of acquisitions, working capital increased by 31.2 percent, or $692 million, due to increased sales and higher working capital requirements.

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

Critical Accounting Policies and Estimates

The company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes revenue when the company is notified by the supplier that the product is shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis in accordance with Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In such cases, the terms of the transactions govern revenue recognition.

-

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

-

Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the company, additional write-downs of inventories may be required. Because of the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated.

-

The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other than temporary. When the decline is determined to be other than temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price and operating results of the investment. In addition, the company evaluates its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value.

-

The carrying value of the company's deferred tax assets is dependent upon the company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

-

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company has also entered into interest rate swap transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.

-

The company is subject to proceedings, lawsuits, and other claims related to environmental, labor, product and other matters. The company assesses the likelihood of an adverse judgment or outcomes for these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments.

-

The company has recorded special charges in connection with restructuring its businesses, as well as the integration of acquired businesses. These reserves principally include estimates related to employee separation costs, the consolidation of facilities, contractual obligations, and the valuation of certain assets including accounts receivable, inventories, and investments. Actual amounts could be different from those estimated.

-

In assessing the recoverability of the company's goodwill and other long-lived assets, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record impairment charges for these assets. On January 1, 2002, the company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," and accordingly, discontinued the amortization of goodwill.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The company is required to adopt this Statement in the first quarter of 2003. The adoption thereof is not expected to have a material impact on the company's consolidated financial position and results of operations.

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, Statement No. 145 will require gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The company is required to adopt this Statement in the first quarter of 2003. All prior period financial statements will be restated to conform to the requirements of this Statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company is required to adopt this Statement in the first quarter of 2003. The adoption thereof is not expected to have a material impact on the company's consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The company has adopted the disclosure requirements of FIN 45 for financial statements ending December 31, 2002 and will adopt prospectively the initial recognition and measurement provisions of this Interpretation for guarantees issued or modified after December 31, 2002. The adoption thereof is not expected to have a material impact on the company's consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The company is required to adopt this Interpretation in the first quarter of 2003. The company has not yet completed its evaluation of the effect thereof, if any, on its consolidated financial positions and results of operations.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. At the present time, the company hedges only those currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange contract. In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange forward contracts ("forward contracts") will vary from country to country. The company does not enter into forward contracts for trading purposes. The risk of loss on a forward contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 2002 and 2001 was $264,795,000 and $151,507,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2002 and 2001. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 2002 as compared with 2001, 2002 sales and operating income would have been $118 million and $6 million lower, respectively, than the reported results for 2002. Sales and operating income would have fluctuated by approximately $25 million and $1 million, respectively, if average foreign exchange rates had changed by one percentage point in 2002. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and variable rate debt in its total debt portfolio. In addition, the company has used interest rate swaps that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. At December 31, 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its variable rate debt. This reduction in variable rate debt was offset by the aforementioned swaps. As a result, approximately 87 percent of the company's debt was subject to fixed rates, and 13 percent of its debt was subject to variable rates. Interest expense, net of interest income, would have fluctuated by approximately $6 million if average interest rates had changed by one percentage point in 2002. This amount was determined by considering the impact of a hypothetical interest rate on the company's average variable rate on investments and outstanding borrowings. This analysis does not consider the effect of the level of overall economic activity that could exist in such an environment. Further, in the event of a change of such magnitude, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

Item 8.  Financial Statements.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

New York, New York
February 13, 2003

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements of Arrow Electronics, Inc. have been prepared by the company, which is responsible for their integrity and objectivity. These statements, prepared in accordance with generally accepted accounting principles, reflect our best use of judgment and estimates where appropriate. The company also prepared the other information in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

The company's system of internal controls is designed to provide reasonable assurance that company assets are safeguarded from loss or unauthorized use or disposition and that transactions are executed in accordance with management's authorization and are properly recorded. In establishing the basis for reasonable assurance, management balances the costs of the internal controls with the benefits they provide. The system contains self-monitoring mechanisms, and compliance is tested through an extensive program of site visits and audits by the company's operating controls (internal audit) staff.

The audit committee of the board of directors, consisting entirely of independent directors, meets regularly with the company's management, operating controls (internal audit) staff, and independent auditors and reviews audit plans and results, as well as management's actions taken in discharging its responsibilities for accounting, financial reporting, and internal controls. Members of management, the operating controls (internal audit) staff, and the independent auditors have direct and confidential access to the audit committee at all times.

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

/s/ William E. Mitchell
William E. Mitchell
President and Chief Executive Officer

/s/ Paul J. Reilly
Paul J. Reilly
Vice President and Chief Financial Officer

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
	Years Ended December 31,

	2002	2001	2000

Sales	$7,390,154	$9,487,292	$12,065,283

Costs and expenses:
Cost of products sold	6,130,581	8,004,657	10,078,800
Selling, general and administrative expenses	1,020,527	1,125,099	1,123,039
Depreciation and amortization	66,141	118,344	90,251
Severance charge	5,375	-	-
Restructuring costs and other special
charges	-	77,147	-
Integration charge	-	9,375	-

	7,222,624	9,334,622	11,292,090

Operating income	167,530	152,670	773,193

Equity in earnings (loss) of affiliated
companies	2,607	(1,203)	(2,640)

Loss on investments	-	53,000	-

Interest expense, net	152,590	210,561	169,881

Income (loss) before income taxes and
minority interest	17,547	(112,094)	600,672

Provision for (benefit from) income taxes	6,166	(35,228)	244,733

Income (loss) before minority interest	11,381	(76,866)	355,939

Minority interest	(706)	(1,279)	4,005

Income (loss) from continuing operations	12,087	(75,587)	351,934

Income (loss) from discontinued
operations, net of taxes (including
loss from disposal of $6,120, net of
tax benefit of $4,114, in 2002)	(5,911)	1,761	5,997

Income (loss) before extraordinary item	6,176	(73,826)	357,931

Extraordinary loss, net of taxes	(12,949)	-	-

Income (loss) before cumulative effect
of change in accounting principle	(6,773)	(73,826)	357,931

Cumulative effect of change in accounting
principle	(603,709)	-	-

Net income (loss)	$(610,482)	$(73,826)	$357,931

Net income (loss) per basic share:

Income (loss) from continuing operations	$.12	$(.77)	$3.64
Income (loss) from discontinued operations	(.06)	.02	.06
Loss from extraordinary item	(.13)	-	-
Cumulative effect of change in accounting
principle	(6.05)	-	-

Net income (loss) per basic share	$(6.12)	$(.75)	$3.70

Net income (loss) per diluted share:

Income (loss) from continuing operations	$.12	$(.77)	3.56
Income (loss) from discontinued operations	(.06)	.02	.06
Loss from extraordinary item	(.13)	-	-
Cumulative effect of change in accounting
principle	(5.97)	-	-

Net income (loss) per diluted share	$(6.04)	$(.75)	$3.62

Average number of shares outstanding:
Basic	99,786	98,384	96,707
Diluted	101,068	98,384	98,833

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands except share data)
	December 31,

	2002	2001
ASSETS

Current assets:
Cash and short-term investments	$694,092	$556,861
Accounts receivable, net	1,378,562	1,389,882
Inventories	1,201,271	1,372,797
Prepaid expenses and other assets	59,810	52,892
Assets of discontinued operations	-	98,954

Total current assets	3,333,735	3,471,386

Property, plant and equipment at cost:
Land	42,805	42,288
Buildings and improvements	186,427	164,111
Machinery and equipment	384,689	347,170

	613,921	553,569
Less accumulated depreciation and amortization	(314,403)	(252,374)

	299,518	301,195

Investments in affiliated companies	32,527	32,917
Cost in excess of net assets of companies acquired,
net of amortization ($190,940 in 2001)	748,368	1,224,283
Other assets	253,457	326,024
Assets of discontinued operations	-	3,179

	$4,667,605	$5,358,984

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$917,271	$641,454
Accrued expenses	258,774	342,670
Short-term borrowings, including current
portion of long-term debt	286,348	37,289
Liabilities of discontinued operations	-	25,572

Total current liabilities	1,462,393	1,046,985

Long-term debt	1,807,113	2,441,983
Other liabilities	162,850	103,555

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares
Issued - 103,878,000 and 103,856,000 shares
in 2002 and 2001, respectively	103,878	103,856
Capital in excess of par value	510,446	524,299
Retained earnings	912,602	1,523,084
Foreign currency translation adjustment	(145,231)	(259,694)

	1,381,695	1,891,545
Less: Treasury stock (3,431,000 and 3,998,000
shares in 2002 and 2001, respectively),
at cost	(91,775)	(106,921)
Unamortized employee stock awards	(9,377)	(12,363)
Other	(45,294)	(5,800)

Total shareholders' equity	1,235,249	1,766,461

	$4,667,605	$5,358,984

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Year Ended December 31,

	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	(610,482)	(73,826)	357,931
Income (loss) from discontinued operations, net	(5,911)	1,761	5,997

Net income (loss) from continuing operations	(604,571)	(75,587)	351,934
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
(used for) operations:
Minority interest	(706)	(1,279)	4,005
Depreciation and amortization	78,783	132,157	99,478
Accretion of discount on convertible debentures	28,840	23,781	-
Equity in (earnings) loss of affiliated
companies	(2,607)	1,203	2,640
Deferred income taxes	(7,935)	(21,619)	(30,348)
Severance charge, net of taxes	3,214	-	-
Extraordinary charge, net of taxes	12,949	-	-
Cumulative effect of change in accounting
principle	603,709	-	-
Restructuring costs and other special charges,
net of taxes	-	145,079	-
Integration charge, net of taxes	-	5,719	-
Change in assets and liabilities, net of effects
of acquired businesses and dispositions:
Accounts receivable	135,329	1,116,898	(326,371)
Inventories	240,986	1,435,804	(958,622)
Prepaid expenses and other assets	(3,986)	26,334	(43,168)
Accounts payable	251,153	(890,161)	490,009
Accrued expenses	(57,781)	(197,160)	107,064
Other	(9,505)	(23,417)	(33,068)

Net cash provided by (used for) operating activities	667,872	1,677,752	(336,447)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(51,747)	(64,355)	(80,164)
Proceeds from sale of discontinued operations	41,081	-	-
Cash consideration paid for acquired businesses	(111,876)	(27,268)	(1,221,261)
Investments	(5,832)	(15,509)	(36,182)
Proceeds from sale of investments	6,953	-	-
Proceeds from note receivable	41,667	-	-
Issuance of note receivable	-	-	(50,000)

Net cash used for investing activities	(79,754)	(107,132)	(1,387,607)

Cash flows from financing activities:
Change in short-term borrowings	(81,321)	(423,185)	1,263,561
Change in credit facilities	(178)	(392,396)	(421,081)
Change in long-term debt	(6,019)	(945,310)	-
Repurchase of senior notes	(405,192)	-	-
Proceeds from long-term debt	-	-	868,923
Proceeds from convertible debentures, net	-	668,457	-
Proceeds from exercise of stock options	8,408	21,972	27,989
Sale of accounts receivable under securitization
program	-	251,737	-
Repayments under securitization program	-	(252,865)	-
Purchase of common stock	-	-	(321)

Net cash provided for (used by) financing activities	(484,302)	(1,071,590)	1,739,071

Effect of exchange rate changes on cash	33,415	2,285	(4,356)

Net increase in cash and short-term investments	137,231	501,315	10,661

Cash and short-term investments at beginning of year	556,861	55,546	44,885

Cash and short-term investments at end of year	$694,092	$556,861	$55,546

Supplemental disclosures of cash flow information:
Cash paid during the year for:
Income taxes	$58,443	$116,153	$138,686
Interest	143,305	195,778	148,076

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital in		Currency		Employee
	At Par	Excess of	Retained	Translation	Treasury	Stock Awards
	Value	Par Value	Earnings	Adjustment	Stock	And Other	Total

Balance at December 31, 1999	$102,950	$501,379	$1,238,979	$(95,295)	$(187,269)	$(10,215)	$1,550,529

Net income	-	-	357,931	-	-	-	357,931
Translation adjustments	-	-	-	(65,619)	-	-	(65,619)

Comprehensive income							292,312

Exercise of stock options	-	(7,387)	-	-	35,376	-	27,989
Tax benefits related to
exercise of stock options	-	7,212	-	-	-	-	7,212
Restricted stock awards, net	17	(743)	-	-	7,645	(6,919)	-
Amortization of employee
stock awards	-	-	-	-	-	6,262	6,262
Issuance of common stock	850	28,836	-	-	-	-	29,686
Other	-	79	-	-	(321)	-	(242)

Balance at December 31, 2000	103,817	529,376	1,596,910	(160,914)	(144,569)	(10,872)	1,913,748

Net loss	-	-	(73,826)	-	-	-	(73,826)
Translation adjustments	-	-	-	(98,780)	-	-	(98,780)
Unrealized loss on securities	-	-	-	-	-	(5,800)	(5,800)

Comprehensive loss							(178,406)

Exercise of stock options	-	(9,420)	-	-	31,392	-	21,972
Tax benefits related to
exercise of stock options	-	3,456	-	-	-	-	3,456
Restricted stock awards, net	39	802	-	-	6,256	(7,097)	-
Amortization of employee
stock awards	-	-	-	-	-	5,606	5,606
Other	-	85	-	-	-	-	85

Balance at December 31, 2001	$103,856	$524,299	$1,523,084	$(259,694)	$(106,921)	$(18,163)	$1,766,461

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (continued)
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital in		Currency		Employee
	At Par	Excess of	Retained	Translation	Treasury	Stock Awards
	Value	Par Value	Earnings	Adjustment	Stock	And Other	Total

Balance at December 31, 2001	$103,856	$524,299	$1,523,084	$(259,694)	$(106,921)	$(18,163)	$1,766,461

Net loss	-	-	(610,482)	-	-	-	(610,482)
Translation adjustments	-	7	-	114,463	-	-	114,470
Unrealized loss on securities	-	-	-	-	-	(2,356)	(2,356)
Minimum pension liability
adjustments	-	-	-	-	-	(37,138)	(37,138)

Comprehensive loss							(535,506)

Exercise of stock options	-	(3,158)	-	-	11,566	-	8,408
Tax benefits related to
exercise of stock options	-	1,470	-	-	-	-	1,470
Restricted stock awards, net	(2)	98	-	-	3,640	(3,736)	-
Amortization of employee
stock awards	-	-	-	-	-	5,714	5,714
Other	24	(12,270)	-	-	(60)	1,008	(11,298)

Balance at December 31, 2002	$103,878	$510,446	$912,602	$(145,231)	$(91,775)	$(54,671)	$1,235,249

See accompanying notes.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires the company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

Cash and Short-term Investments

Short-term investments which have a maturity of ninety days or less at time of purchase are considered cash equivalents in the consolidated statement of cash flows. The carrying amount reported in the consolidated balance sheet for short-term investments approximates fair value.

Financial Instruments

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company has also entered into interest rate swap transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.

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

Investments

Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20 percent and 50 percent, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records its investments in equity method investees meeting these characteristics as "Investments in affiliated companies" in the accompanying consolidated balance sheet.

All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

public. Under the cost method of accounting, investments are carried at cost and are adjusted only for other than temporary declines in realizable value, distributions of earnings, and additional investments. If classified as available-for-sale, the company evaluates the investee's operating performance trend and the publicly quoted market prices of comparable publicly traded companies in order to determine if a decrease in the value of the investment has occurred. Unrealized losses deemed temporary declines in investments classified as available-for-sale are included in the shareholders' equity section in the accompanying consolidated balance sheet in "Other". Equity investments meeting these characteristics are included in "Other assets" in the accompanying consolidated balance sheet.

Cost in Excess of Net Assets of Companies Acquired

The cost in excess of net assets of companies acquired was being amortized on a straight-line basis over periods of 20 to 40 years through December 31, 2001. The company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Statement No. 142, among other things, eliminates the amortization of goodwill and requires periodic tests for goodwill impairment. In addition, Statement No. 141, "Business Combinations," requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The company adopted Statement No. 141 as of January 1, 2002. The company has no identifiable intangible assets other than goodwill.

Foreign Currency Translation

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. Comprehensive income (loss) consists of foreign currency translation adjustments, unrealized loss on securities, and adjustments to minimum pension liabilities. The foreign currency translation adjustments included in comprehensive income (loss) have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Stock-Based Compensation

The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. FASB Statement No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

compensation plans. The company has elected to retain its current method of accounting as described above.

Segment Reporting

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

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer the company recognizes revenue when the company is notified by the supplier that the product is shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis in accordance with Emerging Issues Task Force ("EITF") No. 99-19 "Reporting Revenue Gross as a Principal versus Net as an Agent." In such cases, the terms of the transactions govern revenue recognition.

Software Development Costs

The company capitalizes qualifying costs under FASB Statement of Position 98-1 "Accounting for the Costs to Develop or Obtain Software for Internal Use" including certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to five years.

Impact of Recently Issued Accounting Standards

In June 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The company is required to adopt this Statement in the first quarter of 2003. The adoption thereof is not expected to have a material impact in the company's consolidated financial position and results of operations.

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." For most companies, Statement No. 145 will require gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. During 2002, the company repurchased certain senior

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

notes. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregating $12,949,000, net of related taxes, is recognized as an extraordinary loss in the company's accompanying consolidated statement of operations. The company is required to adopt this Statement in the first quarter of 2003. All prior period financial statements will be restated to conform to the requirements of this Statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company is required to adopt this Statement in the first quarter of 2003. The adoption thereof is not expected to have a material impact on the company's consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The company has adopted the disclosure requirements of FIN 45 for financial statements ending December 31, 2002 and will adopt prospectively the initial recognition and measurement provisions of this Interpretation for guarantees issued or modified after December 31, 2002. The adoption thereof is not expected to have a material impact on the company's consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The company is required to adopt this Interpretation in the first quarter of 2003. The company has not yet completed its evaluation of the effect thereof, if any, on its consolidated financial positions and results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Acquisitions

During 2002, the company purchased 100 percent of a division of Adecom Srl and acquired a 51 percent interest in Adecom Services Srl, companies located in Italy. The company also purchased an additional 24 percent of Ally, Inc., a Taiwanese company, increasing the company's ownership to 97.4 percent, and increased its holdings in IR Electronic, a distributor in Slovenia, to 100 percent. The aggregate cost of these acquisitions was approximately $4,104,000.

In connection with certain acquisitions, the company may be required to make future payments. During 2002, the company made such payments aggregating $108,470,000 in connection with three acquisitions, of which $95,659,000 has been capitalized as cost in excess of net assets of companies acquired, and $12,811,000 has been recorded as a reduction of capital in excess of par value.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent), owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. Based upon the performance of these businesses through December 31, 2002, such payments would be approximately $13,000,000 ($116,000,000 at December 31, 2001), which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

During 2001, the company acquired the remaining 10 percent interest in Scientific and Business Minicomputers, Inc. The cost of this acquisition was $27,268,000.

3.  Investments

The company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, and a 50 percent interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. These investments are accounted for using the equity method and are included in "Investments in affiliated companies" in the accompanying consolidated balance sheet.

During 2002, the company paid $6,295,000 to increase its ownership interest in Marubun Corporation, the largest non-affiliated franchised distributor of electronic components and supply chain services in Japan, from 5.4 percent to 8.4 percent. This investment is accounted for as an available-for-sale security using the fair value method and is included in "Other assets" in the accompanying consolidated balance sheet.

The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other than temporary. When the decline is determined to be other than temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price and operating results of the investment. In addition, the company evaluates its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. At December 31, 2002 and 2001, the cost basis, gross unrealized holding losses, and fair value of investments accounted for as available-for-sale were as follows (in thousands):
	2002	2001

Cost basis	$23,065	$19,268
Gross unrealized holding losses	(13,195)	(9,655)

Fair value	$9,870	$9,613

These investments are included in long-term "Other assets" and the related unrealized loss is shown in the shareholders' equity section in the accompanying consolidated balance sheet in "Other".

As a result of the significant decline in the Internet sector during 2001, the company assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. The company determined that certain of these investments had experienced an other than temporary decline in their realizable value.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, the company wrote these investments down to their realizable values. In addition, during 2002 the company sold its investments in Mediagrif Interactive Technologies, Inc. and VCE Virtual Chip Exchange, Inc. for $6,964,000. The company's remaining investment in these companies at December 31, 2002 is approximately $2,300,000.

In October 2000, QuestLink Technology, Inc. and ChipCenter LLC, two e-commerce companies in which the company had previously invested, agreed to be merged to form eChips, a sales and marketing channel that serves the global electronics engineering and purchasing communities. The eChips investment, which commenced operations in the first quarter of 2001, was accounted for using the equity method. During 2001, the merged businesses went into liquidation. Prior to liquidation the company's share of eChips' loss was $654,000.

The summarized 2001 financial information below represents the results of operations of eChips from its inception through its liquidation date in the third quarter of 2001 (in thousands):

Net sales	$22,600
Gross profit	6,000
Loss from continuing operations	(900)

In addition, eChips had assets of approximately $8,800,000 prior to its liquidation.

4.  Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products Group ("NACP") that sold commodity computer products such as printers, monitors, other peripherals, and software in North America. Total cash proceeds are estimated to be $44,700,000, subject to price adjustments, of which $41,081,000 has been collected as of December 31, 2002. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in FASB Statement No. 144. Accordingly, the company's consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for all periods.

The company recorded a loss of $6,120,000 (net of related taxes of $4,114,000) on the disposal of Gates/Arrow. The loss consists of the following (in thousands):

Personnel	$1,250
Facilities	3,144
Professional fees	599
Asset write-down	3,000
Other	2,241

$10,234

Personnel costs relate to the termination of 88 individuals employed by the Gates/Arrow business and 57 NACP warehouse personnel due to reduced activity levels as a result of the sale. Facilities costs are principally related to vacated warehouse space no longer required as a result of the sale. The write-down of assets adjusted the carrying value of the assets sold to the agreed value under the terms of the contract of sale.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The utilization of these charges as of December 31, 2002 is as follows (in thousands):
	Personnel		Professional	Asset
	Costs	Facilities	Fees	Write-down	Other	Total

Original accrual	$1,250	$3,144	$599	$3,000	$2,241	$10,234
2002 payments	(1,052)	(227)	(355)	-	(168)	(1,802)
2002 non-cash	-	(904)	-	(3,000)	-	(3,904)

December 31, 2002	$198	$2,013	$244	$-	$2,073	$4,528

Approximately $3,550,000 of the remaining balance will be spent before the end of 2003.

Operating results of Gates/Arrow for the five months ended May 2002 and the years ended December 31, 2001 and 2000 are as follows (in thousands):
	2002	2001	2000

Net sales	$180,534	$640,312	$893,967

Income (loss) from discontinued
operations, net of taxes	$(5,911)	$1,761	$5,997

The following is a summary of the net assets of Gates/Arrow at December 31, 2001 (in thousands):

Accounts receivable	$68,676
Inventories	30,278
Property, plant and equipment, net	3,179

Assets of discontinued operations	$102,133

Accounts payable	$23,909
Accrued expenses	1,663

Liabilities of discontinued operations	$25,572

5.  Accounts Receivable

In February 2003, the company renewed its asset securitization program (the "program") and made certain changes to the terms of the program, including amendments to covenants, elimination of a rating trigger that could have made the program unavailable for additional borrowing in the event that the company's senior unsecured credit rating fell below investment grade, and reduction in the size of the program from $650,000,000 to $550,000,000. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At December 31, 2002 and 2001, respectively, there were no receivables sold to and held by third parties under the program, and, as such, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001. The key assumptions used in measuring fair value of the retained interests upon the initial sale in early 2001 were as follows:

          Coupon rate of 5.19%
          Estimated future uncollectible accounts of 6.3%
          Coverage life of trade accounts receivable of 48 days

Accounts receivable consists of the following at December 31 (in thousands):
	2002	2001

Accounts receivable	$738,792	$737,235
Beneficial interest in receivable
trust	692,375	725,988
Allowance for doubtful accounts	(52,605)	(73,341)

	$1,378,562	$1,389,882

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  Cost in Excess of Net Assets of Companies Acquired

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

As required under the accounting provisions of Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

In determining a reporting unit, the company looked to its current reporting structure at the date of adoption and allocated goodwill to the reporting units. In most cases, the goodwill was identifiable to specific acquisitions, so the allocation was direct. The following were determined to be the reporting units of the company: (i) North American Components, (ii) North American Computer Products, (iii) individual countries for Europe Components, (iv) Europe Computer Products, (v) South America, and (vi) individual countries for Asia.

As a result of the evaluation process the company recorded an impairment charge of $603,709,000, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. The following table presents the carrying amount of cost in excess of net assets of companies acquired, allocated to reportable segments (in thousands):
	Electronic	Computer
	Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	88,615	-	88,615
Other (principally foreign currency
translation)	39,179	-	39,179

Carrying value at December 31, 2002	$748,368	$-	$748,368

The company does not have any other intangible assets subject to valuation under Statement No. 142.

The following table provides a reconciliation of reported income (loss) before extraordinary item, net income (loss), and income (loss) per share to the adjusted income (loss) before extraordinary items, net income (loss), and income (loss) per share, which reflects the exclusion of goodwill amortization, net of related taxes for the years ended December 31 (in thousands except per share data):

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001	2000
Income (loss) from continuing operations,
as reported	$12,087	$(75,587)	$351,934
Add: Goodwill amortization, net of taxes	-	41,601	31,253

Adjusted income (loss) from continuing
operations	$12,087	$(33,986)	$383,187

Income (loss) before extraordinary item,
as reported	$6,176	$(73,826)	$357,931
Add: Goodwill amortization, net of taxes	-	41,601	31,253

Adjusted income (loss) before extraordinary item	$6,176	$(32,225)	$389,184

Net income (loss), as reported	$(610,482)	$(73,826)	$357,931
Add: Goodwill amortization, net of taxes	-	41,601	31,253

Adjusted net income (loss)	$(610,482)	$(32,225)	$389,184

Basic income (loss) per share:
Income (loss) per share from continuing
operations, as reported	$.12	$(.77)	$3.64
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per basic share from
continuing operations	$.12	$(.35)	$3.96

Income (loss) per share before extraordinary
item, as reported	$.06	$(.75)	$3.70
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per basic share before
extraordinary item	$.06	$(.33)	$4.02

Net income (loss) per share, as reported	$(6.12)	$(.75)	$3.70
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per basic share	$(6.12)	$(.33)	$4.02

Diluted income (loss) per share:
Income (loss) per share from continuing
operations, as reported	$.12	$(.77)	$3.56
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per diluted share from
continuing operations	$.12	$(.35)	$3.88

Income (loss) per share before extraordinary
item, as reported	$.06	$(.75)	$3.62
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per diluted share before
extraordinary item	$.06	$(.33)	$3.94

Net income (loss) per share, as reported	$(6.04)	$(.75)	$3.62
Add: Goodwill amortization, net of taxes	-	.42	.32

Adjusted income (loss) per diluted share	$(6.04)	$(.33)	$3.94

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  Debt

During 2002, the company repurchased senior notes due in the fourth quarter of 2003 with a principal amount of $398,170,000. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregating $12,949,000, net of related taxes, is recognized as an extraordinary loss in the company's consolidated statement of operations. As a result of this transaction, net interest expense will be reduced by approximately $31,080,000 from the date of repurchase through the 2003 maturity date should interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250,000,000 in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 6.76% at December 31, 2002) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the swaps at December 31, 2002 was $9,519,000 and is included in "Other assets" in the accompanying consolidated balance sheet. In addition, the fair value adjustment of $9,519,000 is included in "Long-term debt."

In February 2003, the company amended its three-year revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants and a reduction in the size of the facility from $650,000,000 to $450,000,000 of available credit. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin which is based on facility utilization and other factors. The company pays the banks a facility fee of .20% per annum. At December 31, 2002 and 2001, the company had no outstanding borrowings under this facility.

During the first quarter of 2001, the company completed the sale of $1,523,750,000 principal amount at maturity of zero coupon convertible senior debentures (the "convertible debentures") due February 21, 2021. The convertible debentures were priced with a yield to maturity, including the accretion of discount, of 4% per annum and may be converted into the company's common stock at a conversion ratio of 11.972 common shares per $1,000 of principal amount at maturity. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671,839,000 were used to repay a $400,000,000 short-term credit facility with the remaining amount principally utilized to repay amounts outstanding under the company's then existing global multi-currency credit facility.

At December 31 short-term debt consists of the following (in thousands):
	2002	2001
Current maturities of 8.2%
senior notes, due 2003	$276,773	$-
Other short-term borrowings	9,575	37,289

	$286,348	$37,289

Other short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2002 and 2001 were 3.4 percent and 4.8 percent, respectively.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Long-term debt consists of the following at December 31 (in thousands):
	2002	2001

6.45% senior notes, due 2003	$-	$249,945
8.2% senior notes, due 2003	276,773	424,870
8.7% senior notes, due 2005	249,997	249,996
7% senior notes, due 2007	198,978	198,728
9.15% senior debentures, due 2010	199,974	199,970
6 7/8% senior debentures, due 2018	196,776	196,567
7 1/2% senior debentures, due 2027	196,631	196,491
Zero coupon convertible debentures, due 2021	742,712	713,871
Interest rate swaps	9,519	-
Other obligations with various
interest rates and due dates	12,526	11,545

	2,083,886	2,441,983
Less current maturities of long-term debt	276,773	-

	$1,807,113	$2,441,983

The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 8.2% senior notes, 8.7% senior notes, 9.15% senior debentures, and 6 7/8% senior debentures may be prepaid at the option of the company subject to "make whole" clauses.

At December 31, 2002, the estimated fair market value of the 8.2% senior notes was 104 percent of par, the 8.7% senior notes was 101 percent of par, the 7% senior notes was 98 percent of par, the 9.15% senior debentures was 102 percent of par, the 6 7/8% senior debentures was 88 percent of par, the 7 1/2% senior debentures was 83 percent of par, and the convertible debentures was 45 percent of par. The balance of the company's borrowings approximates their fair value.

Annual payments of borrowings during each of the years 2003 through 2007 are $286,348,000, $601,000, $260,060,000, $599,000, and $199,639,000, respectively, and $1,346,214,000 for all years thereafter. Included in borrowings with maturities of greater than five years are zero coupon convertible debentures which may be put to the company in 2006.

The three-year revolving credit facility and the asset securitization program, as amended, limit the incurrence of additional borrowings and require that working capital, net worth, and certain other financial ratios be maintained at designated levels.

8.  Income Taxes

The provision for (benefit from) income taxes for the years ended December 31 consists of the following (in thousands):

	2002	2001	2000

Current
Federal	$(58,879)	$(61,033)	$101,421
State	(17,030)	(13,494)	24,370
Foreign	9,460	44,840	144,892

	$(66,449)	$(29,687)	$270,683

Deferred
Federal	$57,004	$(10,209)	$(4,160)
State	9,790	(2,536)	(1,033)
Foreign	5,821	7,204	(20,757)

	72,615	(5,541)	(25,950)

	$6,166	$(35,228)	$244,783

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The principal causes of the difference between the U.S. statutory and effective income tax rates for the years ended December 31 are as follows (in thousands):

	2002	2001	2000

Provision (benefit) at statutory rate	$6,142	$(39,233)	$210,236
State taxes, net of federal benefit	(4,706)	(10,420)	15,169
Foreign tax rate differential	(23,980)	1,709	5,044
Non-deductible goodwill	-	11,639	8,434
Valuation allowance	17,600	-	-
Other non-deductible expenses	7,516	1,690	1,574
Other	3,594	(613)	4,276

	$6,166	$(35,228)	$244,733

For financial reporting purposes, income (loss) before income taxes attributable to the United States was $(94,325,000) in 2002, $(230,128,000) in 2001, and $267,990,000 in 2000, and income before income taxes attributable to foreign operations was $111,872,000 in 2002, $118,034,000 in 2001, and $332,682,000 in 2000.

The significant components of the company's deferred tax assets at December 31, which are included in "Other assets" in the accompanying consolidated balance sheet consist, consist of the following (in thousands):
	2002	2001

Inventory adjustments	$15,724	$41,461
Allowance for doubtful accounts	12,991	26,287
Accrued expenses	10,291	10,214
Integration reserves	55,822	62,724
Restructuring reserves	16,179	27,711
Other	4,368	7,415

	115,375	175,812
Valuation allowance	(17,600)	-

	$97,775	$175,812

Deferred tax liabilities, which are included in "Other liabilities" in the accompanying consolidated balance sheet, were $42,436,000 and $39,956,000 at December 31, 2002 and 2001, respectively. The deferred tax liabilities are principally the result of the differences in the bases of the company's German assets and liabilities for tax and financial reporting purposes.

At December 31, 2002, the company had a capital loss carryforward of approximately $43,800,000. This loss will expire in 2006. A full valuation allowance of $17,600,000 has been provided against the deferred tax asset relating to the capital loss carryforward.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  Shareholders' Equity

The activity in the number of shares outstanding is as follows (in thousands):
	Common
	Stock	Treasury	Common Stock
	Issued	Stock	Outstanding

Common stock outstanding at December 31, 1999	102,950	7,004	95,946
Restricted stock awards, net of forfeitures	-	(286)	286
Exercise of stock options	-	(1,323)	1,323
Shares issues in connection with acquisitions	850	-	850
Other	17	11	6

Common stock outstanding at December 31, 2000	103,817	5,406	98,411
Restricted stock awards, net of forfeitures	-	(234)	234
Exercise of stock options	-	(1,174)	1,174
Other	39	-	39

Common stock outstanding at December 31, 2001	103,856	3,998	99,858
Restricted stock awards, net of forfeitures	(2)	(136)	134
Exercise of stock options	-	(433)	433
Other	24	2	22

Common stock outstanding at December 31, 2002	103,878	3,431	100,447

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20 percent or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30 percent or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20 percent ownership position has been acquired. In the event that the company merges with, or transfers 50 percent or more of its consolidated assets or earnings power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

10.  Special Charges

Severance Charge

During 2002, the company's chief executive officer resigned. As a result, the company recorded a severance charge totaling $5,375,000 ($3,214,000 net of related taxes) principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Restructuring Costs and Other Special Charges

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring costs and other special charges of $227,622,000 or $145,079,000 net of related taxes. The special

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. Of the total charge of $227,622,000, $174,622,000 reduced operating income (including $97,475,000 in cost of products sold) and $53,000,000 was recorded as a loss on investments. There were no material revisions to these actions and their related costs.

The total restructuring costs and other special charges, excluding Internet investment write-down, are comprised of the following as of December 31, 2002 (in thousands):
	Personnel		Customer	Inventory	IT
	Costs	Facilities	Terminations	Write-down	and other	Total

December 2000	$-	$2,052	$-	$-	$-	$2,052
Additions (a)	15,200	10,063	38,800	97,475	13,084	174,622
Payments	(10,279)	(1,008)	-	-	(1,352)	(12,639)
Non-cash usage	-	(578)	(14,600)	(26,320)	(5,976)	(47,474)

December 2001	4,921	10,529	24,200	71,155	5,756	116,561
Reclassification	1,028	-	(2,097)	-	1,069	-
Payments	(5,949)	(1,945)	-	-	(2,982)	(10,876)
Non-cash usage	-	-	(16,738)	(64,158)	(864)	(81,760)

December 2002	$-	$8,584	$5,365	$6,997	$2,979	$23,925

(a)	Represents costs associated with the restructuring costs and other special charges recorded in the third quarter of 2001.

The company recorded a charge of $15,200,000 related to personnel costs. The total number of positions eliminated was nearly 1,200, out of the then existing worldwide total of 14,150, or approximately 9 percent. The actual number of employees terminated approximated original estimates. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead, it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources, and IT. The company's approach was to reduce its headcount in the areas with reduced activities. Of the total positions eliminated, approximately 1,000 were completed by December 31, 2001 and the remaining positions were eliminated by March 31, 2002. The company also consolidated or closed fifteen facilities and accordingly recorded a charge of $10,063,000 related to vacated leases, including write-offs of related leasehold improvements.

The company also terminated certain customer programs principally related to services not traditionally provided by the company because they were not profitable. The $38,800,000 provision included charges for inventory these customers no longer required, pricing disputes, and non-cancelable purchase commitments.

The company recorded an inventory provision of $97,475,000 which was included in cost of products sold. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. At December 31, 2002, approximately 60 percent of the inventory for which a provision was made had been scrapped and approximately 30 percent of this inventory was sold at its reduced carrying value with minimal impact on gross margins. The remaining inventory provision of approximately $7,000,000 at December 31, 2002 relates

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

to inventory which will primarily be disposed of or scrapped by the end of 2003.

Also included in the charge was $13,084,000 for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

Internet Investments Write-Down

As a result of the significant decline in the Internet sector during 2001, the company assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. The company determined that certain of these investments had experienced an other than temporary decline in their realizable values. Accordingly, in the third quarter of 2001, the company recorded a charge of $53,000,000 to write various Internet investments down to their realizable values.

The following is an analysis of the special charge recorded in 2001 and the percentage of ownership related to the Internet investments at December 31, 2002 ($ in thousands):

		%
	Charge	Ownership
eChips
ChipCenter investment	$ 8,378	-
Loans, included in other current assets	9,212	-
Econnections	19,500	-
Buckaroo	9,000	-
VCE	2,400	-
Viacore	4,510	5.6

	$53,000

At December 31, 2002, the remaining book value of these investments was $2,293,000.

In connection with the restructuring costs and other special charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The full financial impact of these actions, commencing in the second quarter of 2002, is reflected as a reduction in selling, general and administrative expenses. These cost savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending. There have been no significant changes made to this charge and the actual cost savings achieved were not materially different than those expected.

Integration Charges

In 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 net of related taxes) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1,433,000 represented costs associated with the closing of various overlapping office facilities and distribution and value-added centers, $4,052,000 represented costs associated with the termination of approximately 240 personnel largely performing duplicate functions, $2,703,000 represented costs associated with

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value.

Total integration charges, comprised of the integration charge recorded in connection with the acquisition of Wyle together with various previous acquisitions, are as follows at December 31, 2002 (in thousands):
	Personnel		Asset	IT
	Costs	Facilities	Write-down	and other	Total

December 2000	$16,922	$38,988	$8,134	$19,290	$83,334
Additions (a)	4,789	(314)	1,217	10,009	15,701
Reversals	-	(11,814)	-	(500)	(12,314)
Payments	(16,036)	(7,721)	(898)	(13,184)	(37,839)
Foreign currency
translation	50	282	101	(378)	55
Non-cash usage	-	-	(6,132)	-	(6,132)

December 2001	5,725	19,421	2,422	15,237	42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	-	(7)	-	(407)	(414)
Foreign currency
translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	-	(30)	(1,573)	(2,406)	(4,009)

December 2002	$3,012	$15,152	$437	$8,224	$26,825

(a)	Represents costs associated with the acquisition and integration of Wyle, the open computing alliance subsidiary of Merisel, Inc., and Jakob Hatteland.

In aggregate, at December 31, 2002, the remaining restructuring costs and other special charges and integration charges of $50,750,000, of which $35,850,000 is expected to be spent in cash, as of December 31, 2002 will be utilized as follows:
-

The personnel accrual of $3,012,000 will be principally utilized to cover the extended costs associated with the termination of international personnel and is expected to be utilized over the next 18 months.

-

The facilities accruals totaling $23,736,000 relate to terminated leases with expiration dates through 2010. Approximately $6,745,000 will be paid in 2003. The minimum lease payments for these leases are approximately, $5,782,000 in 2004, $4,163,000 in 2005, $3,966,000 in 2006, $1,027,000 in 2007, and $2,053,000 thereafter.

-	The customer terminations accrual of $5,365,000 will be utilized before the end of 2003.

-	Asset and inventory write-downs of $7,434,000 relate primarily to inventory write-downs, the majority of which will be disposed of or scrapped before the end of 2003.

-

IT and Other of $11,203,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to contractual obligations for certain customer terminations with expected utilization dates through 2005. Approximately $6,888,000 will be utilized in 2003, $2,690,000 in 2004, and $1,625,000 in 2005.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted income (loss) per share ("EPS") for the years ended December 31 (in thousands except per share data):
	2002(a)	2001(b)	2000
Income (loss) from continuing operations used for
basic EPS	$12,087	$(75,587)	$351,934
Income (loss) from discontinued operations,
net of taxes	(5,911)	1,761	5,997

Income (loss) before extraordinary item	6,176	(73,826)	357,931

Extraordinary loss, net of taxes	(12,949)	-	-

Income (loss) before cumulative effect of change
in accounting principle	(6,773)	(73,826)	357,931

Cumulative effect of change in accounting principle	(603,709)	-	-

Net income (loss)	$(610,482)	$(73,826)	$357,931

Weighted average shares outstanding for basic EPS	99,786	98,384	96,707

Net effect of dilutive stock options and restricted
stock awards	1,282	-	2,126

Weighted average shares outstanding for diluted EPS	101,068	98,384	98,833

Net income (loss) per basic share:

Income (loss) from continuing operations	$.12	$(.77)	$3.64
Income (loss) from discontinued operations	(.06)	.02	.06
Loss from extraordinary item	(.13)	-	-
Cumulative effect of change in accounting
principle	(6.05)	-	-

Net income (loss) per basic share	$(6.12)	$(.75)	$3.70

Net income (loss) per diluted share:

Income (loss) from continuing operations	$.12	$(.77)	$3.56
Income (loss) from discontinued operations	(.06)	.02	.06
Loss from extraordinary item	(.13)	-	-
Cumulative effect of change in accounting
principle	(5.97)	-	-

Net income (loss) per diluted share (c)	$(6.04)	$(.75)	$3.62

(a)

Excluding the severance charge of $5,375,000 ($3,214,000 net of related taxes), net income and income per share from continuing operations on a basic and diluted basis would have been $15,301,000 and $.15, respectively, for the year ended December 31, 2002.

(b)

Excluding the restructuring costs and other special charges of $227,622,000 ($145,079,000 net of related taxes) and the integration charge of $9,375,000 ($5,719,000 net of related taxes), net income and income per share from continuing operations on a basic and diluted basis would have been $75,211,000, $.76, and $.75, respectively, for the year ended December 31, 2001.

(c)

Net income (loss) per diluted share for the years ended December 31, 2002 and 2001 exclude the effect of 18,242,000 and 15,587,000 shares, respectively, related to convertible debentures. In addition, the effect of options to purchase 6,817,730, 1,136,000, and 1,032,740 shares for the years ended December 31, 2002, 2001, and 2000, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Employee Stock Plans

Restricted Stock Plan

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 4,760,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 378,250 shares of common stock to 145 employees in respect of 2002, 243,615 shares of common stock to 145 employees in respect of 2001, and 345,984 shares of common stock to 158 employees in respect of 2000.

Forfeitures of shares awarded under the Plan were 81,229 during 2002, 45,679 during 2001, and 31,624 during 2000, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plans

Under the terms of various Arrow Electronics, Inc. Stock Option Plans (the "Option Plans"), both nonqualified and incentive stock options for an aggregate of 23,900,000 shares of common stock were authorized for grant to directors, employees, and eligible non-employees. Incentive stock options may only be granted to employees. The nonqualified stock options to employees are granted at prices determined by the board of directors at its discretion, provided, however that the purchase price may not be less than the fair market value of the shares at the dates of grant. The nonqualified stock options granted to directors and incentive stock options are granted at prices equal to the fair market value of the shares at the date of grant. Options granted under the Option Plans after May 1997 become exercisable in equal installments over a four-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

The following information relates to the Option Plans for the years ended December 31:
		Average		Average		Average
		Exercise		Exercise		Exercise
	2002	Price	2001	Price	2000	Price

Options outstanding
at beginning	9,925,622	$23.94	10,405,615	$23.22	9,846,680	$21.90
of year
Granted	1,605,300	16.05	1,149,250	25.00	2,327,764	27.55
Exercised	(435,289)	19.47	(1,173,868)	18.72	(1,324,321)	21.09
Forfeited	(526,537)	23.53	(455,375)	23.72	(444,508)	22.96

Options outstanding
at end of year	10,569,096	$22.94	9,925,622	$23.94	10,405,615	$23.22

Prices per share of
options outstanding	$11.94-41.25		$11.94-41.25		$5.94-41.25

Options available for future grant:

Beginning of year	2,929,069		3,622,944		5,533,128
End of year	4,250,306		2,929,069		3,622,944

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
Maximum		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$20	2,463,847	86 months	$15.12	1,022,614	$16.55
25	2,848,892	58 months	21.22	2,477,777	21.26
30	4,082,010	84 months	26.17	1,766,285	26.15
35+	1,174,347	65 months	32.31	1,140,449	32.29

All	10,569,096	76 months	22.94	6,407,125	23.82

The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plans. If compensation expense for the company's various stock option plans had been determined based upon fair value at the grant dates for awards under those plans in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," then the company's pro forma net earnings (loss), basic and diluted earnings (loss) per common share would have been as follows for the years ended December 31:
	2002	2001	2000

Net income (loss), as reported	$(610,482)	$(73,826)	$357,931
Deduct: Total stock-based employee compensation
expense determined under fair value based
method for all awards, net of related taxes	(10,131)	(9,139)	(6,144)

Pro forma net income (loss)	$(620,613)	$(82,965)	$351,787

Earnings (loss) per share:
Basic-as reported	$(6.12)	$(.75)	$3.70

Basic-pro forma	$(6.22)	$(.84)	$3.64

Diluted-as reported	$(6.04)	$(.75)	$3.62

Diluted-pro forma	$(6.14)	$(.84)	$3.54

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant, during 2002, 2001, and 2000 was $7.77, $12.30, and $12.25 per share, respectively. The weighted average fair value was estimated using the following assumptions:
	2002	2001	2000
Expected life (months)	48	48	48
Risk-free interest rate (percent)	2.7	3.6	5.5
Expected volatility (percent)	60	55	50

There is no expected dividend yield.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 2002, 2001, and 2000 amounted to $10,388,000, $10,040,000, and $8,128,000, respectively.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Employee Benefit Plans

Defined Contribution Plan

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,577,000, $9,026,000, and $7,279,000 in 2002, 2001, and 2000, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $2,205,000, $1,863,000, and $2,510,000 in 2002, 2001, and 2000, respectively.

Supplemental Executive Retirement Plans

The company maintains an unfunded Supplemental Executive Retirement Plan (the "SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 21 current and former corporate officers participating in this plan. The board of directors determines those employees who are eligible to participate in the SERP.

In 2002, the company amended the plan to provide for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the SERP, rather than following the prior practice of a fixed dollar amount per year of service or in certain instances the board of directors determining the annual benefit. As amended, the SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55 (formerly 50). Participants whose accrued rights under the SERP prior to this amendment would have been adversely affected by the amendment will continue to be entitled to such greater rights. In addition, if there is a change of control of the company within 24 months after such change and the employment of a participant, who is at least age 50, is involuntarily terminated other than for cause or disability, or such participant terminates employment for good reason, the participant will receive the annual pension accrued through the date of termination commencing at age 60. Previously this would have resulted in the payment of the full pension amount commencing immediately.

The benefit obligation at December 31, 2002 and 2001 was $32,376,000 and $22,313,000, respectively. The assumptions utilized in determining this amount include a discount rate of 5.5% in 2002 and 2001.

Wyle also sponsored a supplemental executive retirement plan ("Wyle SERP plan") for certain of its executives. Benefit accruals for the Wyle SERP plan were frozen as of December 31, 2000. As of December 31, 2002 and 2001, the benefit obligation was $6,965,000 and $6,738,000, respectively. The assumptions utilized in determining this amount include a discount rate of 6.75% and 7.25% in 2002 and 2001, respectively.

Expenses relating to the plans were $4,972,000, $3,548,000, and $4,597,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company's employee stock ownership plan. Pension information for the years ended December 31 is as follows (in thousands):

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2002	2001
Changes in benefit obligation:
Benefit obligation at beginning of year	$75,866	$75,321
Interest cost	5,423	5,402
Actuarial (gain) loss	5,988	(739)
Benefits paid	(4,717)	(4,118)

Benefits obligation at end of year	$82,560	$75,866

Changes in plan assets:
Fair value of plan assets at beginning of year	$76,564	$80,219
Actual return on plan assets	(7,674)	112
Company contributions	847	351
Benefits paid	(4,717)	(4,118)

Fair value of plan assets at end of year	$65,020	$76,564

Funded status of the plan:
Funded status	$(17,540)	$698
Unamortized net loss	27,392	7,446

Net amount recognized	$9,852	$8,144

Weighted average assumptions:
Discount rate	6.75%	7.25%
Expected return on assets	8.50%	8.50%

At December 31, 2002, the company had minimum pension liabilities of $37,138,000 related to the SERP plan, Wyle SERP plan, and the defined benefit plan, which are recorded in the shareholders' equity section in "Other", with an offset to "Other liabilities" in the accompanying consolidated balance sheet. Minimum pension liability adjustments were required to recognize a liability equal to the unfunded accumulated benefit obligation based principally on the market value of the plan assets that decreased due to asset performance.

14.  Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income of $3,089,000, $3,212,000, and $3,151,000 in 2002, 2001, and 2000, respectively, amounted to $61,206,000 in 2002, $59,753,000 in 2001, and $47,863,000 in 2000. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are $54,937,000 in 2003, $43,595,000 in 2004, $28,640,000 in 2005, $20,867,000 in 2006, $18,212,000 in 2007, and $63,703,000 thereafter. Minimum rental commitments for leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company are $7,222,000 in 2003, $6,102,000 in 2004, $3,626,000 in 2005, $3,412,000 in 2006, $1,057,000 in 2007, and $6,375,000 thereafter.

15.  Contingencies

From time to time in the normal course of business the company may become liable with respect to pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company's financial position, liquidity or results of operations.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.  Financial Instruments

The company enters into foreign exchange forward contracts (the "contracts") to mitigate the impact of changes in foreign currency exchange rates, principally the Euro and Swedish krona. These contracts are executed to facilitate the netting of offsetting foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than three months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized. The company does not enter into forward contracts for trading purposes. The risk of loss on a forward contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at December 31, 2002 and 2001 was $264,795,000 and $151,507,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2002 and 2001.

In August 2002, the company entered into a series of interest rate swaps, with third parties, in order to hedge the change in fair value of certain fixed rate notes as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread through their maturities (effective rate of 6.76% at December 31, 2002). The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other.

17.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers ("OEMs") and computer products to value-added resellers and OEMs. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization (prior to 2002), are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company has redefined certain of its reportable segments. The prior periods have been restated for comparative purposes. Revenue and operating income, by segment, are as follows (in thousands):

	Electronic	Computer
	Components	Products	Corporate		Total

2002

Revenue from external
customers	$5,322,196	$2,067,958	$-		$7,390,154

Operating income (loss)	183,680	58,501	(74,651)	(a)	167,530	(a)

Total assets	3,404,156	609,652	653,797		4,667,605

2001

Revenue from external
customers	$7,153,171	$2,334,121	$-		$9,487,292

Operating income (loss)	415,966	43,912	(307,208)	(b)	152,670	(b)

Total assets	3,767,595	929,240	662,149		5,358,984

2000

Revenue from external
customers	$9,809,234	$2,256,049	$-		$12,065,283

Operating income (loss)	892,500	22,408	(141,715)		773,193

Total assets	5,954,527	1,200,321	449,693		7,604,541

(a)	Includes a severance charge of $5,375,000 related to the resignation of the company's former chief executive officer.

(b)	Includes restructuring costs and other special charges of $174,622,000 and an integration charge of $9,375,000 related to the acquisition of Wyle.

Revenues, by geographic area, for the years ended December 31 are as follows (in thousands):
	2002	2001	2000

Americas	$4,302,008	$5,642,413	$7,195,720
Europe	2,430,549	2,974,837	3,474,990
Asia/Pacific	657,597	870,042	1,394,573

	$7,390,154	$9,487,292	$12,065,283

Total assets, by geographic area, at December 31 are as follows (in thousands):

	2002	2001	2000

Americas	$2,619,996	$3,253,575	$4,840,169
Europe	1,717,709	1,771,137	2,104,837
Asia/Pacific	329,900	334,272	659,535

	$4,667,605	$5,358,984	$7,604,541

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):
	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2002 (a)

Sales	$1,844,539		$1,843,317		$1,811,339		$1,890,959
Gross profit	314,532		319,588		308,622		316,831
Income from continuing
operations	2,085		576	(c)	524		8,902
Income (loss) from
discontinued operations	699		(6,610)		-		-

Income (loss) before
extraordinary item	2,784		(6,034)		524		8,902
Extraordinary loss	-		-		(11,641)		(1,308)

Income (loss) before
cumulative effect of change
in accounting principle	2,784		(6,034)		(11,117)		7,594
Cumulative effect of change
in accounting principle	(603,709)		-		-		-

Net income (loss)	$(600,925)	(b)	$(6,034)	(d)	$(11,117)	(e)	$7,594	(f)

Net income (loss) per basic share:

Income from continuing
operations	$.02		$.01	(c)	$.01		$.09
Income (loss) from
discontinued operations	.01		(.07)		-		-
Loss from extraordinary item	-		-		(.12)		(.01)
Cumulative effect of change
in accounting principle	(6.07)		-		-		-

Net income (loss) per basic
share	$(6.04)	(b)	$(.06)	(d)	$(.11)	(e)	$.08

Net income (loss) per diluted share:

Income from continuing
operations	$.02		$.01	(c)	$.01		$.09
Income (loss) from
discontinued operations	.01		(.07)		-		-
Loss from extraordinary item	-		-		(.12)		(.01)
Cumulative effect of change
in accounting principle	(5.96)		-		-		-

Net income (loss) per
diluted share	$(5.93)	(b)	$(.06)	(d)	$(.11)	(e)	$.08

2001 (a)

Sales	$3,096,619		$2,355,745		$2,014,029		$2,020,899
Gross profit	537,424		388,869		222,329	(h)	334,013
Income (loss) from
continuing operations	71,642		6,284		(159,967)	(h)	6,454
Income from discontinued
operations	37		670		879		175

Net income (loss)	$71,679	(g)	$6,954		$(159,088)		$6,629

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
Net income (loss) per basic share:

Income (loss) from
continuing operations	$.73		$.06	$(1.62)	$.07
Income from discontinued
operations	-		.01	.01	-

Net income (loss) per basic
share	$.73	(g)	$.07	$(1.61)	$.07

Net income (loss) per diluted share:

Income (loss) from
continuing operations	$.68		$.06	$(1.62)	$.07
Income from discontinued
continuing operations	-		.01	.01	-

Net income (loss) per
diluted share	$.68	(g)	$.07	$(1.61)	$.07

(a)

The disposition of the Gates/Arrow operations in the second quarter of 2002 represents a disposal of a "component of an entity" as defined in FASB Statement No. 144. Accordingly, all amounts prior to the disposition have been restated to reflect Gates/Arrow as a discontinued operation.

(b)

The company adopted Statement No. 142 as of January 1, 2002 and recorded an impairment charge of $603,709,000 as a cumulative effect of change in accounting principle. The impairment charge was determined by the company in the second quarter of 2002; however, in accordance with the provisions of FASB Statement No. 142, the charge has been reflected in the first quarter. Net loss also includes income from discontinued operations of $699,000, net of related taxes.

(c)

Income from continuing operations includes a severance charge of $5,375,000 ($3,214,000 net of related taxes). Excluding this charge, income from continuing operations would have been $3,790,000 or $.04 per share on a basic and diluted basis.

(d)

Net loss includes a severance charge totaling $5,375,000 ($3,214,000 net of related taxes), and a loss from discontinued operations of $6,610,000, net of related taxes. Excluding these amounts, net income would have been $3,790,000 or $.04 per share on a basic and diluted basis.

(e)

Net loss includes an extraordinary charge from early extinguishment of debt of $11,641,000, net of related taxes. Excluding this charge, net income would have been $524,000 or $.01 per share on a basic and diluted basis.

(f)

Net income includes an extraordinary charge from the early extinguishment of debt of $1,308,000, net of related taxes. Excluding this charge, net income would have been $8,902,000 or $.09 per share on a basic and diluted basis.

(g)

Net income includes an integration charge totaling $9,375,000 ($5,719,000 net of related taxes), associated with the acquisition of Wyle and income from discontinued operations of $37,000. Excluding these amounts, net income would have been $77,361,000 or $.79 and $.73 per share on a basic and diluted basis, respectively.

(h)

Gross profit and loss from continuing operations include restructuring costs and other special charges totaling $97,475,000 and $227,622,000 ($145,079,000 net of related taxes), respectively. Excluding these charges, gross profit and loss from continuing operations would have been $319,804,000 and $14,888,000, respectively, or $.15 per share on a basic and diluted basis.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  Subsequent Events (Unaudited)

In February 2003, the company purchased substantially all of the assets of the Industrial Electronics Division ("IED") of Pioneer-Standard Electronics, Inc. for approximately $235,000,000, subject to adjustment based upon an audit of the assets and liabilities being acquired. IED will be integrated with the North American Components group. IED serves industrial OEMs and contract manufacturers and includes a specialized power supply value-added business located in California. Through the combined businesses, the company expects cost savings and additional revenue that is estimated to improve earnings by $.20 per share annually after the first full year following completion of the integration.

During the first quarter of 2003, the company took steps to more effectively organize its North American structure, systems, and processes. The net result of these steps will be to reduce the company's cost structure by at least $40,000,000 annually. The programs and positions to be affected have been identified and the vast majority of personnel have been notified. The majority of the impact of these initiatives will be seen in the second quarter of 2003. The company will record a special restructuring charge ranging from $12,000,000 to $15,000,000 in the first quarter of 2003.

During the first quarter of 2003, the company repurchased an additional $69,250,000 of its 8.2% senior notes, due in October 2003. The premium paid and the deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $2,500,000 and will be expensed in the consolidated statement of operations in the first quarter of 2003. As a result of this transaction net interest expense will be reduced by approximately $2,800,000 from the date of repurchase through the original maturity date, if interest rates remain the same.

Item 9.   Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.

None.

Part III

Item 10.  Directors and Executive Officers of the Registrant.

See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 22, 2003 is hereby incorporated herein by reference.

Item 11.  Executive Compensation.

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 22, 2003 is hereby incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

The information (except for the Equity Compensation Plan Information set forth below) is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 22, 2003 is hereby incorporated herein by reference.
Number of securities
	to be issued upon	Weighted average	Number of
	exercise of	exercise price of	securities
	outstanding	outstanding	remaining
	options, warrants	options, warrants	available for
	and rights	and rights	future issuance

Equity compensation plans
approved by security
holders	10,569,096	$22.81	4,999,844	(a)

Equity compensation plans
not approved by security
holders	-	-	-

Total	10,569,096	$22.81	4,999,844	(a)

(a)	Includes 4,250,306 options available for grant and 749,538 shares of common stock not yet awarded.

Item 13.  Certain Relationships and Related Transactions.

The information is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held May 22, 2003 is hereby incorporated herein by reference.

Item 14.  Controls and Procedures.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

	1.	Financial Statements.	Page
		Report of Ernst & Young LLP, Independent Auditors	24

		Management's Responsibility for Financial Reporting	25

		Consolidated Statement of Operations for the years ended
		December 31, 2002, 2001, and 2000	26

		Consolidated Balance Sheet at December 31, 2002 and 2001	27

		Consolidated Statement of Cash Flows for the years ended
		December 31, 2002, 2001, and 2000	28

		Consolidated Statement of Shareholders' Equity for the years
		ended December 31, 2002, 2001, and 2000	29

		Notes to Consolidated Financial Statements for the years
		ended December 31, 2002, 2001, and 2000	31

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	67

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See index of Exhibits included on pages 60 - 65.

(b)	Reports on Form 8-K.

	Subsequent to September 30, 2002, the company has filed the following Current Reports on Form 8-K:

Date of Report	Item Reported

January 14, 2003

Press release announcing that the company had entered into a definitive agreement under which it will acquire substantially all of the assets of Pioneer-Standard Electronics, Inc.'s Industrial Electronics Division.

January 21, 2003	Press release announcing the appointment of William E. Mitchell to the position of President and chief executive officer, effective February 3, 2003.

February 20, 2003	Press release announcing the company's year-end 2002 earnings.

February 25, 2003	Amendment No. 7 to Transfer and Administration Agreement and Third Amendment to the company's Amended and Restated Three Year Credit Agreement.

(a)3. Exhibits.

              (2) (a)        Shareholder's Agreement, dated as of October 10, 1991, among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi (incorporated by reference to Exhibit 2(f)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

                  (b)        Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec (incorporated by reference to Exhibit 2(g) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (c)        Agreement for Sale and Purchase of Shares of Jakob Hatteland Electronic AS, dated as of April 20, 2000, between Jakob Hatteland Holding AS, Jakob Hatteland, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(h) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (d)        Share Purchase Agreement, dated as of August 7, 2000, among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON AG and Arrow Electronics, Inc., Avnet, Inc., and Cherrybright Limited regarding the sale and purchase of the VEBA electronics distribution group (incorporated by reference to Exhibit 2(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                  (e)        Purchase Agreement, dated as of January 13, 2003, by and between the company and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., and Pioneer-Standard Canada, Inc.

              (3) (a)(i)     Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company's Annual Report on Form 10-K for the year ended December 31, 1994 Commission File No. 1-4482).

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

              (4) (a)(i)     Rights Agreement dated as of March 2, 1988 between Arrow Electronics, Inc. and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A a Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B a letter to shareholders describing the Rights and a summary of the provisions of the Rights Agreement and as Exhibit C the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company's Current Report on Form 8-K dated March 3, 1988, Commission File No. 1-4482).

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

                     (vi)    Fifth Amendment, dated February 25, 1998, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 7 to the company's current report on Form 8-A/A dated March 2, 1998, Commission File No. 1-4482).

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

                     (vi)    Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

              (10)(a)        Arrow Electronics Savings Plan, as amended and restated through February 15, 2002.

                  (b)        Wyle Electronics Retirement Plan, as amended and restated February 15, 2002.

                  (c)         Arrow Electronics Stock Ownership Plan, as amended and restated through February 15, 2002.

                  (d) (i)     Arrow Electronics, Inc. Stock Option Plan, as amended and restated effectiveh February 27, 2002.

                      (ii)    Form of Stock Option Agreement under 10(d)(i) above.

                  (e) (i)     Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective February 27, 2002.

                      (ii)    Form of Restricted Stock Award Agreement under 10(e)(i) above.

                  (f)         2002 Non-Employee Directors Stock Option Plan as of May 23, 2002.

                  (g)         Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

                  (h)         Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2002.

                  (i) (i)     Employment Agreement, dated as of January 1, 1998 between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(c)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                      (ii)    Form of agreement between the company and the employee party to the Employment Agreement listed in 10(i)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No.
1-4482).

                      (iii)   Consulting Agreement dated as of June 3, 2002, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

                      (iv)    Amended and Restated Agreement dated as of June 13, 2002, between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(i) to the company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

                      (v)     Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

                      (vi)    Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(c)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                      (vii)   Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown.

                      (viii)  Employment Agreement, dated as of January 1, 2003, between the company and Betty Jane Scheihing.

                      (ix)    Employment Agreement, dated as of January 1, 2003, by and between the company and Mark F. Settle.

                     (x)     Employment Agreement, dated as of January 14, 2003, by and between the company and Paul J. Reilly.

                     (xi)    Employment Agreement, dated as of February 3, 2003, by and between the company and William E. Mitchell.

                     (xii)   Form of agreement between the company and all corporate officers, including the employees parties to the Employment Agreements listed in 10(i)(v)-(xi) above, and excluding the party listed in 10 (i)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                     (xiii)  Consulting Agreement, dated January 1, 2003, by and between the company and Steven W. Menefee.

                     (xiv)   Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                     (xv)    Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc., as amended (incorporated by reference to Exhibit 10(c)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

                     (xvi)   Amendment, dated May 1998, to the Unfunded Pension Plan for Selected Executives of Arrow Electronics, Inc. in 10(d)(xiv) above (incorporated by reference to Exhibit 10(d)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                     (xvii)  Grantor Trust Agreement, dated June 25, 1998, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(b)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

                     (xviii) English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No.
1-4482).

                 (j) (i)     Amended and Restated 364-Day Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(g)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                     (ii)    First Amendment, dated as of November 29, 2001, to the Amended and Restated 364-Day Credit Agreement in (10)(e)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10(f)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                 (k)         Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Bank of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

                 (l) (i)     8.20% Senior Exchange Notes due October 1, 2003, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.2 to the company's Registration Statement on Form S-4, Registration No. 333-51100).

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

                 (m) (i)     Amended and Restated Three Year Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(h) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                     (ii)    First Amendment, dated as of November 29, 2001, to the Amended and Restated Three Year Credit Agreement in (10)(m)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A. as syndication agent, Fleet National Bank, as documentation Agent, and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10(l)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (iii)   Second Amendment, dated as of February 19, 2002, to the Amended and Restated Three Year Credit Agreement in (10)(m)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 10(l)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (iv)    Third Amendment, dated as of February 16, 2003, to the Amended and Restated Three Year Credit Agreement in (10)(m)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as Syndication Agent, Fleet National Bank, as documentation Agent, and JPMorgan Chase Bank, as Administrative Agent (incorporated by reference to Exhibit 99.2 to the company's Current Report on Form 8-K dated February 19, 2003, Commission File No. 1-4482).

                 (n) (i)     Transfer and Administration Agreement, dated as of March 21, 2001, by and among Arrow Electronics Funding Corporation, Arrow Electronics, Inc., individually and as Master Servicer, the several Conduit Investors, Alternate Investors and Funding Agents and Bank of America, National Association, as administrative agent (incorporated by reference to Exhibit 10(m)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (ii)    Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (iii)   Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (iv)    Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                     (v)     Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above.

                     (vi)    Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above.

                     (vii)   Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above.

                     (viii)  Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 19, 2003, Commission File No. 1-4482).

                 (o)         Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

               (21)          Subsidiary Listing.

               (23)          Consent of Ernst & Young LLP.

               (99)  (i)     Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

                     (ii)    Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

EXHIBIT 23

CONSENT OF INDEPENDENT AUDITORS

We consent to the incorporation by reference in the Registration Statements (Forms S-8 No. 333-101533, No. 333-101534, No. 333-52872, No. 333-37704, No. 333-70343, No. 333-45631, No. 33-55565, No. 33-66594, No. 33-48252, No. 33-20428 and No. 2-78185) and in the related Prospectuses pertaining to the employee stock plans of Arrow Electronics, Inc., in the Registration Statement and related Prospectus (Form S-3 No. 333-38692) pertaining to the registration of 775,000 shares of Arrow Electronics, Inc. common stock, and in the Registration Statement and related Prospectus (Form S-3 No. 333-50572) pertaining to the sale of up to $2,000,000,000 in aggregate offering price of any combination of securities described in the Prospectus, in the Registration Statement and related Prospectus (Form S-4 No. 333-51100) pertaining to the issuance of up to $1,075,000,000 in aggregate principal amount of exchange notes, in the Registration Statement (Form S-3 No. 333-91387) and in the related Prospectus pertaining to the registration and issuance of the senior notes and senior debentures of Arrow Electronics, Inc., in the Registration Statement (Form S-3 No. 333-52695) and in Amendment No. 1 to the Registration Statement (Form S-3 No. 333-19431) and in the related Prospectuses pertaining to the registration and issuance of the senior notes and senior debentures of Arrow Electronics, Inc., in Amendment No. 1 to the Registration Statement and related Prospectus (Form S-3 No. 33-54473) pertaining to the registration of 1,376,843 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement (Form S-3 No. 33-67890) and in the related Prospectus pertaining to the registration of 1,009,086 shares of Arrow Electronics, Inc. Common Stock, in Amendment No. 1 to the Registration Statement and related Prospectus (Form S-3 No. 33-42176) pertaining to the registration of up to 944,445 shares of Arrow Electronics, Inc. Common Stock held by Aquarius Investments Ltd. and Andromeda Investments Ltd., of our report dated February 13, 2003, with respect to the consolidated financial statements and schedule of Arrow Electronics, Inc. included in this Annual Report on Form 10-K for the year ended December 31, 2002.

/s/ ERNST & YOUNG LLP

New York, New York
March 27, 2003

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2002

(in thousands)
	Balance				Balance
	beginning	Charged	Charged to		at end
	of year	to income	other (2)	Write-down	of year

Allowance for doubtful
accounts (1)

2002	$80,970	$12,622	$-	$40,987	$52,605

2001	$108,142	$62,736	$-	$89,908	$80,970

2000	$32,338	$59,321	$55,192	$38,709	$108,142

(1) The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Financial Accounting     Standards Board Statement No. 144. Accordingly, all periods have been restated to exclude Gates/Arrow.

(2) Represents the allowance for doubtful accounts of the businesses acquired by the company during 2000.

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 ARROW ELECTRONICS, INC.

                                                 By: /s/ Peter S. Brown
                                                     Peter S. Brown
                                                     Senior Vice President
                                                     March 27, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Daniel W. Duval                                         March 27, 2003
    Daniel W. Duval, Chairman

By: /s/ William E. Mitchell                                     March 27, 2003
    William E. Mitchell, President and Chief
     Executive Officer

By: /s/ Paul J. Reilly                                          March 27, 2003
    Paul J. Reilly, Chief Financial Officer

By: /s/ Robert E. Klatell                                       March 27, 2003
    Robert E. Klatell, Executive Vice President
     and Director

By: /s/ Carlo Giersch                                           March 27, 2003
    Carlo Giersch, Director

By: /s/ John N. Hanson                                          March 27, 2003
    John N. Hanson, Director

By: /s/ Stephen P. Kaufman                                      March 27, 2003
    Stephen P. Kaufman, Director

By: /s/ Roger King                                              March 27, 2003
    Roger King, Director

By: /s/ Karen Gordon Mills                                      March 27, 2003
    Karen Gordon Mills, Director

By: /s/ Barry W. Perry                                          March 27, 2003
    Barry W. Perry, Director

By: /s/ Richard S. Rosenbloom                                   March 27, 2003
    Richard S. Rosenbloom, Director

By: /s/ John C. Waddell                                         March 27, 2003
    John C. Waddell, Director

Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William E. Mitchell, Chief Executive Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Arrow Electronics, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                        By: /s/ William E. Mitchell
                                                William E. Mitchell
                                                President and Chief Executive
                                                 Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Paul J. Reilly, Chief Financial Officer, certify that:

1.	I have reviewed this annual report on Form 10-K of Arrow Electronics, Inc.;

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.

The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

	c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

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

6.

The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003                            By: /s/ Paul J. Reilly
                                                    Paul J. Reilly
                                                    Vice President and Chief
                                                     Financial Officer