Form 10-Q
period 2003-03-31
ARROW ELECTRONICS INC
filed 2003-05-14
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 1-4482

ARROW ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive	(Zip Code)
Offices)

Registrant's telephone number,
including area code	(631) 847-2000

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X	No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes X	No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 100,821,003 shares outstanding at May 2, 2003.

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

ARROW ELECTRONICS, INC.

INDEX
			Page
Part I.	Financial Information

	Item 1.	Financial Statements
		Consolidated Statement of Operations	3
		Consolidated Balance Sheet	4
		Consolidated Statement of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	18

	Item 3.	Quantitative and Qualitative Disclosure
		about Market Risk	23

	Item 4.	Controls and Procedures	24

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security
		Holders	25

	Item 6.	Exhibits and Reports on Form 8-K	25

Signature			26

Certification of Chief Executive Officer			27

Certification of Chief Financial Officer			28

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)
	Three Months Ended
	March 31,

	2003	2002

Sales	$1,980,105	$1,844,539

Costs and expenses:
Cost of products sold	1,645,048	1,530,007
Selling, general and administrative expenses	269,776	252,190
Depreciation and amortization	16,912	17,671
Restructuring charge	6,690	-
Integration charge	6,904	-

	1,945,330	1,799,868

Operating income	34,775	44,671

Equity in earnings of affiliated companies	315	153

Loss on prepayment of debt	2,552	-

Interest expense, net	33,296	41,242

Income (loss) before income taxes and
minority interest	(758)	3,582

Provision for income taxes	45	1,371

Income (loss) before minority interest	(803)	2,211

Minority interest	102	126

Income (loss) from continuing operations	(905)	2,085

Income from discontinued operations, net of taxes	-	699

Income (loss) before cumulative effect
of change in accounting principle	(905)	2,784

Cumulative effect of change in accounting principle	-	(603,709)

Net loss	$(905)	$(600,925)

Net loss per basic share:

Income (loss) from continuing operations	$(.01)	$.02
Income from discontinued operations	-	.01
Cumulative effect of change in accounting principle	-	(6.07)

Net loss per basic share	$(.01)	$(6.04)

Net loss per diluted share:

Income (loss) from continuing operations	$(.01)	$.02
Income from discontinued operations	-	.01
Cumulative effect of change in accounting principle	-	(5.96)

Net loss per diluted share	$(.01)	$(5.93)

Average number of shares outstanding:
Basic	99,902	99,535
Diluted	99,902	101,266

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS

Cash and short-term investments	$341,332	$694,092
Accounts receivable, net	1,525,287	1,378,562
Inventories	1,328,264	1,201,271
Prepaid expenses and other assets	59,792	59,810

Total current assets	3,254,675	3,333,735

Property, plant and equipment at cost:
Land	42,802	42,805
Buildings and improvements	188,995	186,427
Machinery and equipment	395,172	384,689

	626,969	613,921
Less accumulated depreciation and amortization	(329,452)	(314,403)

	297,517	299,518

Investments in affiliated companies	32,744	32,527
Cost in excess of net assets of companies acquired,
net of amortization	821,929	748,368
Other assets	271,745	253,457

	$4,678,610	$4,667,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$961,086	$917,271
Accrued expenses	284,900	258,774
Short-term borrowings, including current portion
of long-term debt	221,225	286,348

Total current liabilities	1,467,211	1,462,393

Long-term debt	1,816,900	1,807,113
Other liabilities	162,791	162,850

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares
Issued - 103,879,000 and 103,878,000 shares
in 2003 and 2002, respectively	103,879	103,878
Capital in excess of par value	505,379	510,446
Retained earnings	911,697	912,602
Foreign currency translation adjustment	(148,253)	(145,231)

	1,372,702	1,381,695
Less: Treasury stock (3,057,000 and 3,431,000
shares in 2003 and 2002, respectively),
at cost	(81,777)	(91,775)
Unamortized employee stock awards	(12,879)	(9,377)
Other	(46,338)	(45,294)

	1,231,708	1,235,249

	$4,678,610	$4,667,605

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net loss	$(905)	$(600,925)
Income from discontinued operations, net of taxes	-	699

Net loss from continuing operations	(905)	(601,624)
Adjustments to reconcile net loss to net
cash provided by (used for) operations:
Minority interest	102	126
Depreciation and amortization	18,457	21,206
Accretion of discount on convertible debentures	7,384	7,097
Equity in earnings of affiliated companies	(315)	(153)
Deferred income taxes	(3,601)	(379)
Restructuring charge, net of taxes	4,673	-
Integration charge, net of taxes	4,822	-
Loss on prepayment of debt, net of taxes	1,526	-
Cumulative effect of change in accounting principle	-	603,709
Change in assets and liabilities, net of effects of
acquired businesses:
Accounts receivable	(50,101)	23,700
Inventories	1,237	102,477
Prepaid expenses and other assets	(677)	(8,034)
Accounts payable	(18,080)	124,452
Accrued expenses	17,416	(22,850)
Other	(28,364)	14,303

Net cash provided by (used for) operating activities	(46,426)	264,030

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(8,635)	(6,861)
Cash consideration paid for acquired businesses	(228,052)	-
Investments	100	(2,409)

Net cash used for investing activities	(236,587)	(9,270)

Cash flows from financing activities:
Change in short-term borrowings	(4,275)	(14,204)
Change in credit facilities	186	3,960
Change in long-term debt	(1,009)	2,748
Repurchase of senior notes	(72,649)	-
Proceeds from exercise of stock options	-	7,098

Net cash used for financing activities	(77,747)	(398)

Effect of exchange rate changes on cash	8,000	(1,717)

Net increase (decrease) in cash and short-term investments	(352,760)	252,645

Cash and short-term investments at beginning of period	694,092	556,861

Cash and short-term investments at end of period	$341,332	$809,506

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$6,292	$3,170
Interest	21,997	17,567

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note A -- Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company") were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting only of normal recurring accruals (except for the cumulative effect of change in accounting principle), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B -- Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 143, "Accounting for Asset Retirement Obligations," which addresses the financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the related asset retirement costs. Statement No. 143 requires that the fair value of a liability for an asset retirement obligation be recorded in the period incurred and the related asset retirement costs be capitalized as part of the carrying amount of the long-lived asset. The adoption of this Statement in the current quarter did not have a material impact on the company's consolidated financial position and results of operations.

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The company adopted this Statement effective January 1, 2003. All prior period financial statements will be restated to conform to the requirements of this Statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company adopted this Statement effective January 1, 2003.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which clarifies the required disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The company adopted the disclosure requirements of FIN 45 for financial statements ending December 31, 2002 and the initial recognition and measurement provisions of this Interpretation for guarantees issued or modified after December 31, 2002. The adoption of the initial recognition and measurement provision of this Statement in the current quarter did not have a material impact on the company's consolidated financial position and results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The adoption of this Statement in the current quarter did not have a material impact on the company's consolidated financial position and results of operations.

Note C -- Acquisitions

In February 2003, the company acquired substantially all of the assets of the Industrial Electronics Division ("IED") of Pioneer-Standard Electronics Inc. IED was integrated into the North American Components group. IED serves industrial original equipment manufacturers ("OEMs") and contract manufacturers. The net cost of this acquisition was $225,953,000, subject to adjustment based upon an audit of the assets and liabilities being acquired.

The cost of the IED acquisition will be allocated among the assets acquired and liabilities assumed on the basis of their respective fair values, after the completion of the aforementioned audit. For financial reporting purposes, the acquisition is accounted for as a purchase transaction in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, the consolidated results of the company in 2003 include IED's performance from the date of acquisition.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent), owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. In the first quarter of 2003, the company made such payments in the amount of $2,099,000 to increase its ownership interest in Arrow Components New Zealand Limited to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through March 31, 2003, such payments would be approximately $9,800,000 which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

Note D -- Investments

The company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, and a 50 percent interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method and are included in "Investments in affiliated companies" in the accompanying consolidated balance sheet.

During the first quarter of 2003, in connection with the acquisition of IED and included in the purchase price thereof, the company paid $10,799,000 to acquire a 5 percent interest in World Peace Industrial Co. Ltd. In the first quarter of 2002, the company paid $2,738,000 to increase its ownership interest in Marubun Corporation, from 5.4 to 7 percent. These investments are accounted for as available-for-sale securities using the fair value method and are included in long-term "Other assets" in the accompanying consolidated balance sheet.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other than temporary. When the decline is determined to be other than temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price and operating results of the investment. In addition, the company evaluates its intent to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. The cost basis, gross unrealized holding losses, and fair value of investments accounted for as available-for-sale are as follows (in thousands):
	March 31,	December 31,
	2003	2002

Cost basis	$33,864	$23,065
Gross unrealized holding losses	(13,876)	(13,195)

Fair value	$19,988	$9,870

These investments are included in long-term "Other assets" and the related unrealized loss is shown in the shareholders' equity section in the accompanying consolidated balance sheet in "Other."

Note E -- Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products group ("NACP") that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. Total cash proceeds are estimated to be $44,700,000, subject to price adjustments, of which $41,848,000 has been collected as of March 31, 2003. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operation represents a disposal of a "component of an entity" as defined in FASB Statement No. 144. Accordingly, the company's consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for all periods.

The company recorded a loss of $6,120,000 (net of the related taxes of $4,114,000) on the disposal of Gates/Arrow. The loss consists of the following (in thousands):

Personnel costs	$1,250
Facilities	3,144
Professional fees	599
Asset write-down	3,000
Other	2,241

$10,234

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Utilization of these charges as of March 31, 2003 is as follows (in thousands):

	Personnel		Professional	Asset
	Costs	Facilities	Fees	Write-down	Other	Total

Original accrual	$1,250	$3,144	$599	$3,000	$2,241	$10,234
2002 payments	(1,052)	(227)	(355)	-	(168)	(1,802)
2002 non-cash	-	(904)	-	(3,000)	-	(3,904)

December 2002	198	2,013	244	-	2,073	4,528
2003 payments	(11)	(141)	-	-	-	(152)

March 2003	$187	$1,872	$244	$-	$2,073	$4,376

Approximately $3,400,000 of the remaining balance will be spent before the end of 2003.

Operating results of Gates/Arrow for the three months ended March 31, 2002, were as follows (in thousands):
Net sales	$107,701

Income from discontinued operations,
net of taxes	$699

Note F -- Accounts Receivable

In February 2003, the company renewed its asset securitization program (the "program") for an additional year, and reduced the size of the program to $550,000,000. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At March 31, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

Accounts receivable consists of the following (in thousands):
	March 31,	December 31,
	2003	2002

Accounts receivable	$903,995	$738,792
Beneficial interest in receivable trust	679,303	692,375
Allowance for doubtful accounts	(58,011)	(52,605)

	$1,525,287	$1,378,562

Note G -- Cost in Excess of Net Assets of Companies Acquired

On January 1, 2002, the company adopted FASB Statement No. 142, "Goodwill and Other Intangible Assets," and accordingly, discontinued the amortization of goodwill.

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist.

As a result of the evaluation process the company recorded an impairment charge of $603,709,000, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the results for the three months ended March 31, 2002 have been restated to include this charge as required by the transition rules of Statement No. 142.

The following table presents the carrying amount of cost in excess of net assets of companies acquired, allocated to reportable segments (in thousands):
	Electronic	Computer
	Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	88,615	-	88,615
Other (principally foreign currency
translation)	39,179	-	39,179

Carrying value at December 31, 2002	748,368	-	748,368
Additions	65,794	-	65,794
Other (principally foreign currency
translation)	7,767	-	7,767

Carrying value at March 31, 2003	$821,929	$-	$821,929

The company does not have any other intangible assets subject to valuation under Statement No. 142.

Note H -- Debt

During the first quarter of 2003, the company repurchased senior notes with a principal amount of $70,250,000, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregated $2,552,000 ($1,526,000 net of related taxes) and is recognized in income from continuing operations. As a result of this transaction, net interest expense will be reduced by approximately $2,900,000 from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250,000,000 in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on six-month U.S. dollar LIBOR plus a spread (effective rate of 6.76 percent at March 31, 2003) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the swaps at March 31, 2003 and December 31, 2002 was $11,261,000 and $9,519,000, respectively, and is included in

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

"Other assets" in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet.

Note I -- Restructuring, Integration, and Other Charges

Restructuring

During the first quarter of 2003, the company recorded a restructuring charge of $6,690,000 ($4,673,000 net of related taxes, or $.05 per share on a diluted basis) as part of its cost reduction initiatives in North America. The charge consisted primarily of severance costs relating to the elimination of approximately 300 positions out of a North American total of 5,400, or approximately 5.5 percent. The company has taken these steps in order to make its organizational structure, systems, and processes in North America more efficient. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across a broad range of functions, including finance, legal, operations, and IT. Approximately $6,473,000 of the charge is expected to be spent in cash. The cost savings anticipated as a result of these actions are estimated to be approximately $40,000,000 annually. The company anticipates an additional restructuring charge related to these actions, in the range of $5,000,000 to $8,000,000, will be recorded in the second quarter of 2003.

Total restructuring charges are comprised of the following at March 31, 2003 (in thousands):
	Personnel		Customer	Inventory	IT
	Costs	Facilities	Terminations	Write-down	and other	Total

December 2001 (a)	$4,921	$10,529	$24,200	$71,155	$5,756	$116,561
Reclassification	1,028	-	(2,097)	-	1,069	-
Payments	(5,949)	(1,945)	-	-	(2,982)	(10,876)
Non-cash usage	-	-	(16,738)	(64,158)	(864)	(81,760)

December 2002	-	8,584	5,365	6,997	2,979	23,925
Additions (b)	6,142	231	-	217	100	6,690
Payments	(2,785)	(1,097)	-	-	(282)	(4,164)
Non-cash usage	-	-	-	(7,200)	(1,445)	(8,645)

March 2003	$3,357	$7,718	$5,365	$14	$1,352	$17,806

(a)	Represents costs associated with the restructuring charge recorded in the third quarter of 2001.

(b)	Represents costs associated with the restructuring charge recorded in the first quarter of 2003.

Integration

In the first quarter of 2003, the company recorded integration costs of $18,407,000 ($14,063,000 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a diluted basis), relating primarily to severance costs for the company's employees, was expensed in the current period and $11,503,000 ($9,241,000 net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18,200,000 of the integration costs is expected to be spent in cash.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Total integration charges, comprised of the integration charge recorded in connection with the acquisition of IED together with various integration charges related to previous acquisitions, are comprised of the following at March 31, 2003 (in thousands):
	Personnel		Asset	IT
	Costs	Facilities	Write-down	and other	Total

December 2001 (a)	$5,725	$19,421	$2,422	$15,237	$42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	-	(7)	-	(407)	(414)
Foreign currency
translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	-	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (b)	10,211	-	-	8,196	18,407
Payments	(1,644)	(752)	-	(2,106)	(4,502)
Foreign currency
translation	4	(71)	(21)	35	(53)

March 2003	$11,583	$14,329	$416	$14,349	$40,677

(a)	Represents costs associated with various prior acquisitions.

(b)	Represents costs associated with the acquisition and integration of IED.

The remaining restructuring, integration, and other charges of $58,483,000 as of March 31, 2003, of which $45,349,000 is expected to be spent in cash, will be utilized as follows:
-

The personnel accruals of $14,940,000 will be principally utilized to cover the extended costs associated with the termination of personnel resulting from the IED acquisition and the current quarter restructuring, as well as international personnel costs relating to prior restructurings and are expected to be spent over the next 15 months.

-

The facilities accruals totaling $22,047,000 relate to terminated leases with expiration dates through 2010. Approximately $5,056,000 is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $5,782,000 in 2004, $4,163,000 in 2005, $3,966,000 in 2006, $1,027,000 in 2007, and $2,053,000 thereafter.

-

The customer terminations accrual of $5,365,000 relates to the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized before the end of 2003.

-	Asset and inventory write-downs of $430,000 relate primarily to inventory write-downs, the majority of which is expected to be disposed of or scrapped before the end of 2003.

-

IT and Other of $15,701,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking, legal and accounting services, and contractual obligations for certain customer terminations with expected utilization dates through 2005. Approximately $11,011,000 is expected to be utilized in 2003, $2,990,000 in 2004, and $1,700,000 in 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Loss on Prepayment of Debt

In the first quarter of 2003, the company recorded a loss on the prepayment of debt of $2,552,000 ($1,526,000 net of related taxes) in connection with the repurchase of senior notes with a principal amount of $70,250,000 due in the fourth quarter of 2003. The loss relates to the premium paid and deferred financing costs written-off upon the repurchase of this debt.

Note J -- Income (Loss) per Share

The following table sets forth the calculation of basic and diluted income (loss) per share ("EPS")(in thousands except per share data):
	For the Three
	Months Ended
	March 31,

	2003(a)	2002
Income (loss) from continuing operations
used for basic EPS	$(905)	$2,085
Income from discontinued operations, net of taxes	-	699

Income (loss) before cumulative effect of change in
accounting principle	(905)	2,784
Cumulative effect of change in accounting principle	-	(603,709)

Net loss	$(905)	$(600,925)

Net loss per basic share:
Income (loss) from continuing operations	$(.01)	$.02
Income from discontinued operations	-	.01
Cumulative effect of change in accounting principle	-	(6.07)

Net loss per basic share	$(.01)	$(6.04)

Net loss per diluted share:
Income (loss) from continuing operations	$(.01)	$.02
Income from discontinued operations	-	.01
Cumulative effect of change in accounting principle	-	(5.96)

Net loss per diluted share (b)	$(.01)	$(5.93)

Weighted average shares outstanding for basic EPS	99,902	99,535
Net effect of dilutive stock options and restricted
stock awards	-	1,731

Weighted average shares outstanding for diluted EPS	99,902	101,266

(a)

Includes a restructuring charge of $6,690,000 ($4,673,000 net of related taxes or $.05 per share), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share), and the loss on prepayment of debt of $2,552,000 ($1,526,000 net of related taxes or $.01 per share) for the three months ended March 31, 2003.

(b)

Diluted EPS for the three months ended March 31, 2003 and 2002 excludes the effect of 18,242,335 shares related to convertible debentures. In addition, the effect of options to purchase 10,555,000 and 1,242,000 shares for the three months ended March 31, 2003 and 2002, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of EPS on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note K -- Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive loss are as follows (in thousands):
	For the Three
	Months Ended
	March 31,

	2003(a)	2002(b)

Net loss	$(905)	$(600,925)
Foreign currency translation adjustments (c)	(3,022)	(5,111)
Unrealized loss on securities	(1,044)	1,000

Comprehensive loss	$(4,971)	$(605,036)

(a)

Includes a restructuring charge of $6,690,000 ($4,673,000 net of related taxes), an integration charge of $6,904,000 ($4,822,000 net of related taxes), and the loss on prepayment of debt of $2,552,000 ($1,526,000 net of related taxes) for the three months ended March 31, 2003.

(b)	Includes a cumulative effect of change in accounting principle of $603,709,000, net of related taxes, for the three months ended March 31, 2002.

(c)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

Note L -- Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its various stock option plans ("option plans"). If compensation expense for the company's option plans had been determined based upon fair value at the grant dates for awards under the option plans in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the company's pro forma net loss and basic and diluted loss per share would have been as follows (in thousands except per share data):

	For the Three
	Months Ended
	March 31,

	2003	2002

Net loss, as reported	$(905)	$(600,925)
Less: Impact of stock-based employee
compensation expense determined under
fair value method, net of related taxes	(2,642)	(2,684)

Pro forma net loss	$(3,547)	$(603,609)

Net loss per share:
Basic-as reported	$(.01)	$(6.04)

Basic-pro forma	$(.04)	$(6.06)

Diluted-as reported	$(.01)	$(5.93)

Diluted-pro forma	$(.04)	$(5.96)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note M -- Contingencies

From time to time in the normal course of business the company may become liable with respect to pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company's financial position, liquidity or results of operations.

In connection with its purchase of Wyle Electronics ("Wyle") from the VEBA group in 2000, the company assumed the then outstanding obligations of Wyle. Among Wyle's obligations at the time was an indemnification of the purchasers of Wyle Laboratories, a division sold by Wyle in 1994, for any environmental clean-up costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company's subsequent purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories.

The company is aware of two Wyle Laboratories facilities at which contaminated groundwater has been identified, with respect to each of which remediation, in form and cost as yet undetermined, may be required. Wyle Laboratories has demanded indemnification with respect to the sites, and the company has, in turn, demanded indemnification from VEBA. (VEBA merged with another large German publicly-traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA's liabilities. In 2002, E.ON AG had sales of €37,000,000,000 (approximately $34,879,000,000) and assets in excess of €113,000,000,000 (approximately $117,954,000,000). E.ON AG has yet to acknowledge liability in respect of the Wyle sites, and discussions between E.ON AG and the company are ongoing.

Nevertheless, the company believes that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites is covered by the VEBA indemnification (except, under the terms thereof, for 15 percent of the first $3,000,000 of all environmental claims in the aggregate, or $450,000). Further, the company believes that even in the absence of the VEBA indemnification, potential remediation costs associated with the sites would not have a material adverse impact on the company's financial position, liquidity or results of operations.

Note N -- Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers ("OEMs") and computer products to value-added resellers and OEMs. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes North American Computer Products together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Revenue and operating income, by segment, are as follows (in thousands):

	For the Three
	Months Ended
	March 31,

	2003	2002
Revenue:
Electronic Components	$1,490,291	$1,349,267
Computer Products	489,814	495,272

Consolidated	$1,980,105	$1,844,539

Operating income:
Electronic Components	$50,620	$49,851
Computer Products	15,616	11,756
Corporate (a)	(31,461)	(16,936)

Consolidated	$34,775	$44,671

(a)	Includes a restructuring charge of $6,690,000 and an integration charge of $6,904,000 for the three months ended March 31, 2003.

Total assets, by segment, are as follows (in thousands):

	March 31,	December 31,
	2003	2002

Electronic Components	$3,665,162	$3,404,156
Computer Products	554,794	609,652
Corporate	458,654	653,797

Consolidated	$4,678,610	$4,667,605

Revenues, by geographic area, are as follows (in thousands):
	For the Three
	Months Ended
	March 31,

	2003	2002

Americas	$1,080,320	$1,053,088
Europe	721,725	625,685
Asia/Pacific	178,060	165,766

Consolidated	$1,980,105	$1,844,539

Total assets, by geographic area, are as follows (in thousands):
	March 31,	December 31,
	2003	2002

Americas	$2,618,075	$2,619,996
Europe	1,716,896	1,717,709
Asia/Pacific	343,639	329,900

Consolidated	$4,678,610	$4,667,605

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note O -- Subsequent Event

In April 2003, the company repurchased an additional $11,820,000 of its 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $325,000 which will be expensed in the consolidated statement of operations in the second quarter of 2003. As a result of this transaction, net interest expense will be reduced by approximately $350,000 from the date of repurchase through the original maturity date, should interest rates remain the same.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales

Consolidated sales for the first quarter of 2003 increased by $135.6 million, or 7.4 percent, compared with the year-earlier period. This increase was principally due to a $141 million, or 10.5 percent, increase in sales of electronic components for the first quarter of 2003. The increase in consolidated sales was primarily a result of the translation of the company's international operations into U.S. dollars which resulted in increased revenues of $101.9 million for the first quarter of 2003, because of a weakening U.S. dollar compared with the year-earlier period. The acquisition of the Industrial Electronics Division ("IED") of Pioneer-Standard, Inc. in late February 2003 also contributed to the increase in sales. The aggregate increase in consolidated sales was offset, in part, by significantly lower sales to the company's telecommunications and networking customers as well as the large contract manufacturers that serve them. Such sales in the first quarter of 2003 were 26 percent below those in the year-earlier period, reflecting these customers' continuing reduced levels of business activity. Since the beginning of the industry's economic downturn early in 2001, sales of the company's operating groups that service these customers have declined substantially.

Computer products sales for the first quarter of 2003 were relatively flat when compared with the year-earlier period. The company's computer products businesses' strategy has been to focus less on sales volume and place more emphasis on profitability. While sales of computer products were relatively flat, operating income increased by 32.8 percent for the first quarter of 2003 when compared with the year-earlier period. This increase was primarily a result of a 73.7 percent increase in operating income of the North American mid-range computer products business on a sales increase of 9.7 percent. This increase in operating income was offset by a 34.7 percent decrease in operating income of the North American computer products' original equipment manufacturers ("OEM") business on a sales decrease of 14 percent. The OEM market continues to be impacted by reduced activity levels at large complex telecommunications and networking companies. In the first quarter of 2003, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by approximately 10.1 percent compared with the year-earlier period.

Gross Profit

The company recorded gross profit of $335.1 million in the first quarter of 2003, compared with gross profit of $314.5 million in the year-earlier period. The increase in gross profit is principally due to the increase in sales in the first quarter of 2003. The gross profit margin for the first quarter of 2003 decreased by approximately 20 basis points when compared to the year-earlier period. The decrease in gross profit percentage is due primarily to the downward pressure on components pricing offset, in part, by the computer products businesses' increasing focus on higher margin business.

Restructuring, Integration, and Other Charges

Restructuring

During the first quarter of 2003, the company recorded a restructuring charge of $6.7 million ($4.7 million net of related taxes, or $.05 per share on a diluted basis) as part of its cost reduction initiatives in North America. The charge consisted primarily of severance costs relating to the elimination of approximately 300 positions out of a North American total of 5,400, or approximately 5.5 percent. The company has taken these steps in order to make its organizational structure, systems, and processes in North America more efficient. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across a broad range of functions, including finance, legal, operations, and IT. Approximately $6.5 million of the charge is expected to be spent in cash. The cost savings anticipated as a result of these actions are estimated to be approximately $40 million annually. The company anticipates an additional restructuring charge related to these actions, in the range of $5 million to $8 million, will be recorded in the second quarter of 2003.

Integration

In the first quarter of 2003, the company recorded integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share on a diluted basis), relating primarily to severance costs for the company's employees, was expensed in the current period and $11.5 million ($9.2 million net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18.2 million of the integration costs is expected to be spent in cash.

The remaining restructuring, integration, and other charges of $58.5 million as of March 31, 2003, of which $45.3 million is expected to be spent in cash, will be utilized as follows:
-

The personnel accruals of $14.9 million will be principally utilized to cover the extended costs associated with the termination of personnel resulting from the IED acquisition and the current quarter restructuring as well as international personnel costs relating to prior restructurings and are expected to be spent over the next 15 months.

-

The facilities accruals totaling $22.1 million relate to terminated leases with expiration dates through 2010. Approximately $5.1 million is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $5.8 million in 2004, $4.2 million in 2005, $3.9 million in 2006, $1 million in 2007, and $2.1 million thereafter.

-

The customer terminations accruals of $5.4 million relates to the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized before the end of 2003.

-	Asset and inventory write-downs of $.4 million relate primarily to inventory write-downs, the majority of which is expected to be disposed of or scrapped before the end of 2003.

-

IT and Other of $15.7 million primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking, legal and accounting services, and contractual obligations for certain customer terminations with expected utilization dates through 2005. Approximately $11.0 million is expected to be utilized in 2003, $3.0 million in 2004, and $1.7 million in 2005.

Loss on Prepayment of Debt

In the first quarter of 2003, the company recorded a loss on the prepayment of debt of $2.6 million ($1.5 million net of related taxes) in connection with the repurchase of senior notes with a principal amount of $70.3 million, due in the fourth quarter of 2003. The loss relates to the premium paid and deferred financing costs written-off upon the repurchase of this debt.

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow. Total cash proceeds are estimated to be $44.7 million, subject to price adjustments, of which $41.8 million has been collected as of March 31, 2003. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The company recorded a loss in May 2002 of $6.1 million (net of related taxes of $4.1 million) on the disposal of Gates/Arrow.

The disposition of the Gates/Arrow operation represents a disposal of a "component of an entity" as defined in FASB Statement No. 144. Accordingly, the first quarter of 2002 includes $.7 million of income from discontinued operations, net of taxes.

Change in Accounting Principle

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventory, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist.

As a result of the evaluation process the company recorded an impairment charge of $603.7 million, which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the results for the three months ended March 31, 2002 have been restated to include this charge as required by the transition rules of Statement No. 142.

Operating Income

The company recorded operating income of $34.8 million in the first quarter of 2003, compared with operating income of $44.7 million in the year-earlier period. Included in the operating income for the first quarter of 2003 are the aforementioned restructuring charge of $6.7 million and the integration charge of $6.9 million. The decrease in operating income of $9.9 million for the first quarter of 2003, compared to the year-earlier period is principally a result of the aforementioned charges and a decrease in gross profit percentage offset, in part, by increased sales.

Operating expenses increased $30.4 million in the first quarter of 2003 compared to the year-earlier period. The increase in operating expenses is principally due to the aforementioned charges, unfavorable foreign exchange impact, the acquisition of IED, and variable expenses tied to changes in the mix of sales between components and computer products offset, in part, by the cost savings initiatives commenced in mid-2001.

Interest Expense

Net interest expense of $33.3 million in the first quarter of 2003 decreased from $41.2 million in the year-earlier period primarily as a result of lower debt balances, offset, in part, by the loss of interest income from the cash utilized to pay for the acquisition of IED together with declining interest rates on high quality liquid investments.

Income Taxes

The company recorded an income tax provision from continuing operations at an effective tax rate of 5.9 percent for the first quarter of 2003, compared with a provision for taxes at an effective tax rate of 38.3 percent in the comparable year-earlier period. The tax rate for the first quarter of 2003 is impacted by the estimated tax benefit related to the aforementioned charges. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Loss

The company recorded a net loss of $.9 million in the first quarter of 2003, compared with a net loss of $600.9 million in the year-earlier period. Included in the results for the first quarter of 2003 are the previously discussed restructuring and integration charges. Included in the results for the first quarter of 2002 is the aforementioned goodwill impairment charge resulting from a change in accounting principle.

The company recorded a loss from continuing operations of $.9 million in the first quarter of 2003, compared with income from continuing operations of $2.1 million in the year-earlier period. Included in the loss from continuing operations for the first quarter of 2003 are the previously discussed restructuring charge of $6.7 million ($4.7 million net of related taxes), the integration charge of $6.9 million ($4.8 million net of related taxes), and the loss on prepayment of debt of $2.6 million ($1.5 million net of related taxes). The decrease in net income from continuing operations of $3 million, is principally due to the aforementioned charges offset, in part, by an increase in sales together with increased operating income and the reduction in net interest expense.

Liquidity and Capital Resources

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61 percent and 55 percent at March 31, 2003 and December 31, 2002, respectively. At March 31, 2003, cash and short-term investments decreased to $341.3 million from $694.1 million at December 31, 2002 primarily as a result of $225.9 million utilized to pay for the acquisition of IED, $70.3 million used to repurchase senior notes due in the fourth quarter of 2003, and increased working capital requirements to support higher sales. During the current quarter, free cash flow (defined as cash from operations less capital expenditures) was a negative $55 million principally driven by the timing of sales.

The net amount of cash used by the company's operating activities during the first quarter of 2003 was $46.4 million, principally reflecting higher working capital requirements as a result of higher sales. The net amount of cash used for investing activities was $236.6 million, including $228.1 million for consideration paid for acquired businesses and $8.6 million for various capital expenditures. The net amount of cash used for financing activities was $77.7 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

The net amount of cash provided by the company's operating activities during the first quarter of 2002 was $264 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the quarter. The net amount of cash used for investing activities was $9.3 million, including $6.9 million for various capital expenditures, and $2.4 million primarily for the investment in Marubun Corporation. The net amount of cash used for financing activities was $.4 million, primarily reflecting the repayment of short-term debt, offset, in part, by proceeds from the exercise of stock options and an increase in long-term debt and a credit facility.

In February 2003, the company acquired substantially all of the assets of IED. The net cost of this acquisition was $225.9 million. The company expects this acquisition to improve earnings by $.20 per share annually after the first full year following completion of the integration.

In February 2003, the company amended its three-year revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants and a reduction in the size of the facility from $625 million to $450 million. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin which is based on facility utilization and other factors. At March 31, 2003 and December 31, 2002, the company had no outstanding borrowings under this facility.

In February 2003, the company renewed its asset securitization program (the "program") and made certain changes to the terms of the program, including a reduction in the size of the program from $750 million to $550 million. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At March 31, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

During the first quarter of 2003, the company repurchased senior notes with a principal amount of $70.3 million, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, aggregated $2.6 million ($1.5 million net of related taxes) and is recognized in income from continuing operations. As a result of this transaction, net interest expense will be reduced by approximately $2.9 million from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

In April 2003, the company repurchased an additional $11.8 million of its 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the deferred financing costs written-off upon the repurchase of this debt, aggregated approximately $.3 million which will be expensed in the consolidated statement of operations in the second quarter of 2003. As a result of this transaction, net interest expense will be reduced by approximately $.4 million from the date of repurchase through the original maturity date should interest rates remain the same.

During the first quarter of 2003, the company recorded a restructuring charge of $6.7 million ($4.7 million net of related taxes, or $.05 per share on a diluted basis) as part of its cost reduction initiatives in North America. The company took steps in order to make its organizational structure, systems, and processes in North America more efficient. The cost savings anticipated as a result of these actions are estimated to be approximately $40 million annually. The company anticipates an additional restructuring charge related to these actions in the range of $5 million to $8 million, will be recorded in the second quarter of 2003.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent), owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. In the first quarter of 2003, the company made such payments in the amount of $2.1 million to increase its ownership interest in Arrow Components New Zealand Limited to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through March 31, 2003, such payments would be approximately $9.8 million which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

The company guarantees certain obligations of various subsidiaries.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, the effects of additional actions taken to lower costs, and the company's ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company's policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore, no exposure exists to hedge with a foreign exchange contract. In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange forward contracts ("forward contracts") will vary from country to country. The company does not enter into forward contracts for trading purposes. The risk of loss on a forward contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at March 31, 2003 and December 31, 2002 was $153.1 million and $264.8 million, respectively. The carrying amounts, which are nominal, approximated fair value at March 31, 2003 and December 31, 2002. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first three months of 2003 as compared with the average rates for 2002, sales and operating income would have been approximately $68 million and $4 million lower, respectively, than the reported results for 2003. Sales and operating income would have fluctuated by approximately $73 million and $4 million, respectively, if average foreign exchange rates changed by ten percent in the first quarter of 2003. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company has from time-to-time used interest rate swaps that convert certain fixed rate debt to floating rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. During 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at March 31, 2003, approximately 86 percent of the company's debt was subject to fixed rates, and 14 percent of its debt was subject to floating rates. Interest expense, net of interest income, would have fluctuated by approximately $.6 million if average interest rates changed by one percentage point in the first quarter of 2003. This amount was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

Item 4.    Controls and Procedures.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report. Based on such evaluation, they have concluded that, as of the Evaluation Date, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

           None

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         99(i)  Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the
                Sarbanes-Oxley Act of 2002.

         99(ii) Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the
                Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         The company filed a Current Report on Form 8-K dated April 23, 2003, announcing its first quarter 2003 results.

A certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, accompanies this report.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                      ARROW ELECTRONICS, INC.

Date:  May 14, 2003                                           By:/s/ Paul J. Reilly
                                                                 Paul J. Reilly
                                                                 Vice President and Chief
                                                                   Financial Officer

Certification of Chief Executive Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002
I, William E. Mitchell, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arrow Electronics, Inc.;

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

Date: May 14, 2003                                    By:/s/ William E. Mitchell
                                                         William E. Mitchell
                                                         President and Chief Executive
                                                           Officer

Certification of Chief Financial Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

I, Paul J. Reilly, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Arrow Electronics, Inc.;

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

Date: May 14, 2003                                         By:/s/ Paul J. Reilly
                                                              Paul J. Reilly
                                                              Vice President and Chief
                                                                Financial Officer