Form 10-Q
period 2003-06-30
ARROW ELECTRONICS INC
filed 2003-08-13
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Common stock, $1 par value: 100,823,804 shares outstanding at August 1, 2003.

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
Signature

ARROW ELECTRONICS, INC.

INDEX
			Page
Part I.	Financial Information

	Item 1.	Financial Statements
		Consolidated Statement of Operations	3
		Consolidated Balance Sheet	4
		Consolidated Statement of Cash Flows	5
		Notes to Consolidated Financial Statements	6

	Item 2.	Management's Discussion and Analysis of Financial
		Condition and Results of Operations	19

	Item 3.	Quantitative and Qualitative Disclosure
		About Market Risk	26

	Item 4.	Controls and Procedures	27

Part II.	Other Information

	Item 4.	Submission of Matters to a Vote of Security
		Holders	28

	Item 6.	Exhibits and Reports on Form 8-K	28

Signature			29

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Sales	$2,123,139	$1,843,317	$4,103,244	$3,687,856

Costs and expenses:
Cost of products sold	1,768,036	1,523,729	3,413,084	3,053,736
Selling, general and administrative expenses	281,651	257,158	551,427	509,348
Depreciation and amortization	18,045	16,639	34,957	34,310
Restructuring charges	14,552	-	21,242	-
Integration charge	-	-	6,904	-
Severance charge	-	5,375	-	5,375

	2,082,284	1,802,901	4,027,614	3,602,769

Operating income	40,855	40,416	75,630	85,087

Equity in earnings of affiliated companies	1,070	813	1,385	966

Loss on prepayment of debt	390	-	2,942	-

Interest expense, net	31,869	40,830	65,165	82,072

Income before income taxes and minority interest	9,666	399	8,908	3,981

Provision for income taxes	2,653	33	2,698	1,404

Income before minority interest	7,013	366	6,210	2,577

Minority interest	186	(210)	288	(84)

Income from continuing operations	6,827	576	5,922	2,661

Loss from discontinued operations, net of taxes
(including net loss from disposal of $6,120)	-	(6,610)	-	(5,911)

Income (loss) before cumulative effect
of change in accounting principle	6,827	(6,034)	5,922	(3,250)

Cumulative effect of change in accounting
principle	-	-	-	(603,709)

Net income (loss)	$6,827	$(6,034)	$5,922	$(606,959)

Net income (loss) per basic share:

Income from continuing operations	$.07	$.01	$.06	$.03
Loss from discontinued operations	-	(.07)	-	(.06)
Cumulative effect of change in accounting
principle	-	-	-	(6.06)

Net income (loss) per basic share	$.07	$(.06)	$.06	$(6.09)

Net income (loss) per diluted share:

Income from continuing operations	$.07	$.01	$.06	$.03
Loss from discontinued operations	-	(.07)	-	(.06)
Cumulative effect of change in accounting
principle	-	-	-	(5.96)

Net income (loss) per diluted share	$.07	$(.06)	$.06	$(5.99)

Average number of shares outstanding:
Basic	100,127	99,813	100,036	99,667
Diluted	100,980	101,019	100,744	101,283

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)
	June 30,	December 31,
	2003	2002

	(Unaudited)
ASSETS

Cash and short-term investments	$725,582	$694,092
Accounts receivable, net	1,593,751	1,378,562
Inventories	1,386,687	1,201,271
Prepaid expenses and other assets	53,956	59,810

Total current assets	3,759,976	3,333,735

Property, plant and equipment at cost:
Land	43,106	42,805
Buildings and improvements	190,258	186,427
Machinery and equipment	406,478	384,689

	639,842	613,921
Less accumulated depreciation and amortization	(349,319)	(314,403)

	290,523	299,518

Investments in affiliated companies	35,420	32,527
Cost in excess of net assets of companies acquired	865,581	748,368
Other assets	276,980	253,457

	$5,228,480	$4,667,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,009,345	$917,271
Accrued expenses	328,099	258,774
Short-term borrowings, including current portion
of long-term debt	202,819	286,348

Total current liabilities	1,540,263	1,462,393

Long-term debt	2,174,621	1,807,113
Other liabilities	166,579	162,850

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares
Issued - 103,877,000 and 103,878,000 shares
in 2003 and 2002, respectively	103,877	103,878
Capital in excess of par value	505,201	510,446
Retained earnings	918,524	912,602
Foreign currency translation adjustment	(42,827)	(145,231)

	1,484,775	1,381,695
Less: Treasury stock (3,050,000 and 3,431,000
shares in 2003 and 2002, respectively),
at cost	(81,574)	(91,775)
Unamortized employee stock awards	(11,446)	(9,377)
Other	(44,738)	(45,294)

	1,347,017	1,235,249

	$5,228,480	$4,667,605

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	June 30,

	2003	2002

Cash flows from operating activities:
Net income (loss)	$5,922	$(606,959)
Loss from discontinued operations, net of taxes	-	(5,911)

Net income (loss) from continuing operations	5,922	(601,048)
Adjustments to reconcile net income (loss) to net
cash provided by (used for) operations:
Minority interest	288	(84)
Depreciation and amortization	37,666	41,540
Accretion of discount on convertible debentures	14,854	14,278
Equity in earnings of affiliated companies	(1,385)	(966)
Deferred income taxes	(3,499)	(6)
Restructuring charges, net of taxes	14,407	-
Integration charge, net of taxes	4,822	-
Loss on prepayment of debt, net of taxes	1,759	-
Severance charge, net of taxes	-	3,214
Cumulative effect of change in accounting principle	-	603,709
Change in assets and liabilities, net of effects of
acquired businesses:
Accounts receivable	(67,962)	85,689
Inventories	(37,240)	174,423
Prepaid expenses and other assets	5,897	(6,808)
Accounts payable	16,584	195,523
Accrued expenses	31,513	9,312
Other	2,749	(32,768)

Net cash provided by operating activities	26,375	486,008

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(13,556)	(21,440)
Cash consideration paid for acquired businesses	(228,052)	(110,335)
Proceeds from sale of discontinued operations	1,025	37,087
Investments	100	(5,966)
Proceeds from sale of investments	-	3,242

Net cash used for investing activities	(240,483)	(97,412)

Cash flows from financing activities:
Change in short-term borrowings	(25,708)	(55,309)
Change in credit facilities	178	13,071
Change in long-term debt	(1,014)	(17,873)
Repurchase of senior notes	(90,197)	-
Proceeds from senior note offering	346,286	-
Proceeds from exercise of stock options	190	8,323

Net cash provided by (used for) financing activities	229,735	(51,788)

Effect of exchange rate changes on cash	15,863	15,433

Net increase in cash and short-term investments	31,490	352,241

Cash and short-term investments at beginning of period	694,092	556,861

Cash and short-term investments at end of period	$725,582	$909,102

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(71,943)	$(48,610)
Interest	58,007	72,787

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Note A -- Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company") were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting only of normal recurring accruals (except for the cumulative effect of change in accounting principle), which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's quarterly unaudited consolidated financial statements for 2003 and the company's audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B -- Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The company adopted the provisions of FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the company's consolidated financial position and results of operations. The company is required to adopt the provisions of FIN 46 for variable interests acquired before February 1, 2003 in the third quarter of 2003. The adoption thereof is not anticipated to have a material impact on the company's consolidated financial position and results of operations.

In April 2003, the FASB issued Statement No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The company is required to adopt Statement No. 149 in the third quarter of 2003. The adoption thereof is not anticipated to have a material impact on the company's consolidated financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards regarding how an issuer classifies, measures, and discloses certain types of financial instruments having characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. The company is required to adopt Statement No. 150 in the third quarter of 2003. The adoption thereof is not anticipated to have a material impact on the company's consolidated financial position and results of operations.

Note C -- Acquisitions

In February 2003, the company acquired substantially all the assets of the Industrial Electronics Division ("IED") of Pioneer-Standard Electronics, Inc.,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

which was integrated into the North American Components group. IED serves industrial original equipment manufacturers ("OEMs") and contract manufacturers. The net cost of this acquisition was $225,953,000, subject to adjustment based upon an audit of the assets and liabilities being acquired.

The cost of the IED acquisition has been allocated on a preliminary basis among the assets acquired and liabilities assumed on the basis of their estimated fair values. Such purchase price allocation will be finalized after the completion of the aforementioned audit. For financial reporting purposes, the acquisition is accounted for as a purchase transaction in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, the consolidated results of the company in 2003 include IED's performance from the date of acquisition.

During the first six months of 2002, the company increased its holdings in IR Electronic from 64 percent to 100 percent and increased the company's ownership in Ally, Inc. from 75 percent to 85.6 percent. The aggregate cost of these acquisitions was approximately $1,865,000.

In connection with certain acquisitions, the company may be required to make future payments that are contingent upon the acquired businesses' earnings and, in certain instances, the achievement of operating goals. During the first six months of 2002, the company made such payments aggregating $108,470,000, of which $95,659,000 was capitalized as cost in excess of net assets of companies acquired and $12,811,000 was recorded as a reduction of capital in excess of par value.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent) owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. In the first quarter of 2003, the company made such payments in the amount of $2,099,000 to increase its ownership interest in Arrow Components New Zealand Limited from 75 percent to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through June 30, 2003, such payments would be approximately $9,900,000, which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

Note D -- Investments

The company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, and a 50 percent interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method and are included in "Investments in affiliated companies" in the accompanying consolidated balance sheet.

During the first quarter of 2003, in connection with the acquisition of IED, and included in the purchase price thereof, the company paid $10,799,000 to acquire a 5 percent interest in World Peace Industrial Co. Ltd. During the first six months of 2002, the company paid $3,557,000 to increase its ownership interest in Marubun Corporation from 5.4 percent to 8.4 percent. These investments are accounted for as available-for-sale securities using the fair value method and are included in long-term "Other assets" in the accompanying consolidated balance sheet.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
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
	June 30,	December 31,
	2003	2002

Cost basis	$33,864	$23,065
Gross unrealized holding losses	(12,276)	(13,195)

Fair value	$21,588	$9,870

These investments are included in long-term "Other assets" and the related unrealized loss is shown in the shareholders' equity section in the accompanying consolidated balance sheet as a component of "Other."

Note E -- Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products group ("NACP") that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. The total cash proceeds of $42,873,000, after price adjustments, have been collected as of June 30, 2003. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operation represents a disposal of a "component of an entity" as defined in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the second quarter of 2002 includes a loss from discontinued operations of $490,000 net of related taxes ($.01 per share on a basic and diluted basis) and the first six months of 2002 includes income from discontinued operations of $209,000 net of related taxes.

The company recorded a loss of $6,120,000 (net of related taxes of $4,114,000 or $.06 per share on a basic and diluted basis) on the disposal of Gates/Arrow. The loss consisted of the following (in thousands):

Personnel costs	$1,250
Facilities	3,144
Professional fees	599
Asset write-down	3,000
Other	2,241

$10,234

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Utilization of these charges as of June 30, 2003 is as follows (in thousands):
	Personnel		Professional	Asset
	Costs	Facilities	Fees	Write-Down	Other	Total

Original accrual	$1,250	$3,144	$599	$3,000	$2,241	$10,234
Payments	(1,052)	(227)	(355)	-	(168)	(1,802)
Non-cash usage	-	(904)	-	(3,000)	-	(3,904)

December 2002	198	2,013	244	-	2,073	4,528
Payments	(34)	(484)	(43)	-	(6)	(567)
Non-cash usage	-	-	-	-	(2,000)	(2,000)

June 2003	$164	$1,529	$201	$-	$67	$1,961

Approximately $500,000 of the remaining balance will be spent before the end of 2003.

Operating results of Gates/Arrow were as follows (in thousands):
	For The Three	For The Six
	Months Ended	Months Ended
	June 30, 2002(a)	June 30, 2002(a)

Net sales	$72,833	$180,534

Loss from discontinued operations,
net of taxes (including net loss from
from disposal of $6,120)	$(6,610)	$(5,911)

(a) Operating results for the three and six months ended June 30, 2002 are through the disposition date of May 31, 2002.

Note F -- Accounts Receivable

In February 2003, the company renewed its asset securitization program (the "program") and made certain changes to the terms of the program, including a reduction in the size of the program from $750,000,000 to $550,000,000. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At June 30, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

Accounts receivable consists of the following (in thousands):
	June 30,	December 31,
	2003	2002

Accounts receivable	$890,338	$738,792
Beneficial interest in receivable trust	763,387	692,375
Allowance for doubtful accounts	(59,974)	(52,605)

	$1,593,751	$1,378,562

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

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

As a result of the evaluation process performed during the second quarter of 2002 as required by Statement No. 142, the company recorded an impairment charge of $603,709,000 ($6.06 and $5.96 per share on a basic and diluted basis, respectively), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the results for the first quarter of 2002 have been restated to include this charge as required by Statement No. 142.

The following table presents the carrying amount of cost in excess of net assets of companies acquired, allocated to reportable segments (in thousands):
	Electronic	Computer
	Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	88,615	-	88,615
Other (principally foreign currency
translation)	39,179	-	39,179

Carrying value at December 31, 2002	748,368	-	748,368
Additions	66,784	-	66,784
Other (principally foreign currency
translation)	50,429	-	50,429

Carrying value at June 30, 2003	$865,581	$-	$865,581

The company does not have any other intangible assets subject to valuation under Statement No. 142.

Note H -- Debt

In June 2003, the company completed the sale of $350,000,000 principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346,286,000 will be used to repay the company's 8.2% senior notes maturing in October 2003 and for general corporate purposes. The incremental debt the company will carry through the repayment date of the 8.2% senior notes will negatively impact the 2003 third quarter results by approximately $.03 per share.

During the second quarter and first six months of 2003, the company repurchased senior notes with a principal amount of $14,570,000 and $84,820,000, respectively, due in the fourth quarter of 2003. The premium paid

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

and the related deferred financing costs written-off upon the repurchase of this debt aggregated $390,000 ($233,000 net of related taxes) and $2,942,000 ($1,759,000 net of related taxes or $.02 per share on a basic and diluted basis), for the second quarter and six months ended June 30, 2003, respectively, and is recognized in income from continuing operations. As a result of these transactions, net interest expense will be reduced by approximately $3,300,000 from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

In August 2002, the company entered into a series of interest rate swaps (the "swaps"), with third parties, with an aggregate notional amount of $250,000,000 in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on six-month U.S. dollar LIBOR plus a spread (effective rate of 6.27% at June 30, 2003) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the swaps at June 30, 2003 and December 31, 2002 was $11,838,000 and $9,519,000, respectively, and is included in long-term "Other assets" in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet.

Note I -- Restructuring, Integration, and Other Charges

Restructuring

During the first quarter of 2003, the company implemented actions to become more effectively organized in North America and to improve its operating efficiencies, with annualized savings of $40,000,000, of which approximately $7,000,000 was realized in the first quarter and approximately $10,000,000 was realized in the second quarter of 2003. The restructuring charge associated with these actions totaled $11,699,000 with $6,690,000 ($4,673,000 net of related taxes or $.05 per share on a basic and diluted basis) recorded in the first quarter. The remaining $5,009,000 ($3,351,000 net of related taxes or $.03 per share on a basic and diluted basis) was recorded in the second quarter. The charge consisted primarily of severance costs relating to the elimination of approximately 300 positions, or 5.5 percent, out of a North American total of 5,400 positions. The company has taken these steps in order to make its organizational structure, systems, and processes in North America more efficient. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across all segments and a broad range of functions, including finance, legal, operations, and IT. Approximately $10,200,000 of the charge is expected to be spent in cash.

During the second quarter of 2003, the company announced a series of measures that further enhance efficiencies, with estimated annualized savings of $25,000,000, of which approximately $1,500,000 was realized in the second quarter of 2003. The full impact of these savings will be realized in the third quarter of 2003. The restructuring charge associated with these actions is estimated to total approximately $15,000,000, of which $9,543,000 ($6,383,000 net of related taxes or $.06 per share on a basic and diluted basis) was recorded in the second quarter, with the balance to be recorded in the third quarter. This charge consisted primarily of severance costs relating to the elimination of approximately 400 positions, or 3 percent, out of a worldwide total of 11,600 positions and a further rationalization of the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

company's physical logistics network. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions. Approximately $14,100,000 of the charge is expected to be spent in cash.

On July 24, 2003, the company announced that, as part of on-going evaluations designed to enhance the company's operating efficiencies, several additional initiatives are being taken that will result in a more effective and productive logistics network. Over the next nine months, two primary distribution centers in England will be closed, and their operations will be centralized in the newer, state-of-the-art, pan-European facility in Venlo, the Netherlands. The primary distribution center in Brookhaven, New York will also be closed, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. The estimated annualized savings from these closures is approximately $5,000,000. The one-time cost associated with these closures is estimated to be $5,000,000 and will be recorded over several quarters, of which approximately $4,000,000 is expected to be spent in cash.

The company also announced that it will exit its PC components distribution business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland. The one-time cost associated with the closure of these businesses is estimated to be $5,000,000 and will be recorded in the second half of 2003, of which approximately $3,500,000 is expected to be spent in cash.

Total restructuring charges, are comprised of the following at June 30, 2003 (in thousands):
	Personnel		Customer	Inventory	IT
	Costs	Facilities	Termination	Write-Down	and Other	Total

December 2001 (a)	$4,921	$10,529	$24,200	$71,155	$5,756	$116,561
Reclassification	1,028	-	(2,097)	-	1,069	-
Payments	(5,949)	(1,945)	-	-	(2,982)	(10,876)
Non-cash usage	-	-	(16,738)	(64,158)	(864)	(81,760)

December 2002	-	8,584	5,365	6,997	2,979	23,925
Additions (b)	13,140	4,246	-	-	3,856	21,242
Payments	(7,358)	(1,513)	-	-	(2,340)	(11,211)
Non-cash usage	-	-	-	(6,997)	(1,648)	(8,645)

June 2003	$5,782	$11,317	$5,365	$-	$2,847	$25,311

(a)	Represents costs associated with the restructuring charge recorded in the third quarter of 2001.

(b)	Represents costs associated with the restructuring charges recorded in the first and second quarters of 2003.

Integration

In the first quarter of 2003, the company recorded integration costs of $18,407,000 ($14,063,000 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), relating primarily to severance costs for the company's employees, was charged to income from continuing operations and $11,503,000 ($9,241,000 net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18,200,000 of the integration costs is expected to be spent in cash.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Total integration charges, comprised of the integration charge recorded in connection with the acquisition of IED together with various integration charges related to previous acquisitions, are comprised of the following at June 30, 2003 (in thousands):
	Personnel		Asset	IT
	Costs	Facilities	Write-Down	and Other	Total

December 2001 (a)	$5,725	$19,421	$2,422	$15,237	$42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	-	(7)	-	(407)	(414)
Foreign currency
translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	-	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (b)	10,211	-	-	8,196	18,407
Payments	(4,692)	(2,147)	-	(6,583)	(13,422)
Foreign currency
translation	111	(192)	(21)	(35)	(137)
Non-cash usage	-	-	(89)	(920)	(1,009)

June 2003	$8,642	$12,813	$327	$8,882	$30,664

(a)	Represents costs associated with various prior acquisitions.

(b)	Represents costs associated with the acquisition and integration of IED.

The remaining restructuring and integration charges of $55,975,000 as of June 30, 2003, of which $40,796,000 is expected to be spent in cash, will be utilized as follows:
-

The personnel accruals of $14,424,000 will be principally utilized to cover the extended costs associated with the termination of personnel resulting from the IED acquisition and the 2003 restructurings, as well as international personnel costs relating to prior restructurings which are expected to be spent over the next 12 months.

-

The facilities accruals totaling $24,130,000 relate to terminated leases with expiration dates through 2010. Approximately $4,529,000 is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $6,596,000 in 2004, $4,923,000 in 2005, $4,396,000 in 2006, $1,283,000 in 2007, and $2,403,000 thereafter.

-

The customer termination accrual of $5,365,000 relates to the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized in 2004.

-	Asset and inventory write-downs of $327,000 relate primarily to inventory write-downs, the majority of which is expected to be disposed of or scrapped by the end of 2003.

-

IT and Other of $11,729,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking and legal and accounting services with expected utilization dates through 2005. Approximately $6,302,000 is expected to be utilized in 2003, $3,727,000 in 2004, and $1,700,000 in 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Severance Charge

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis) principally based on the terms of his employment agreement. Included therein, are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Note J -- Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted income (loss) per share ("EPS")(in thousands except per share data):
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003(a)	2002(b)	2003(c)	2002(b)
Income from continuing operations used
for basic EPS	$6,827	$576	$5,922	$2,661
Loss from discontinued operations, net of
taxes	-	(6,610)	-	(5,911)

Income (loss) before cumulative effect of
change in accounting principle	6,827	(6,034)	5,922	(3,250)
Cumulative effect of change in accounting
principle	-	-	-	(603,709)

Net income (loss)	$6,827	$(6,034)	$5,922	$(606,959)

Net income (loss) per basic share:

Income from continuing operations	$.07	$.01	$.06	$.03
Loss from discontinued operations	-	(.07)	-	(.06)
Cumulative effect of change in
accounting principle	-	-	-	(6.06)

Net income (loss) per basic share	$.07	$(.06)	$.06	$(6.09)

Net income (loss) per diluted share:

Income from continuing operations	$.07	$.01	$.06	$.03
Loss from discontinued operations	-	(.07)	-	(.06)
Cumulative effect of change in
accounting principle	-	-	-	(5.96)

Net income (loss) per diluted share (d)	$.07	$(.06)	$.06	$(5.99)

Weighted average shares outstanding for
basic EPS	100,127	99,813	100,036	99,667
Net effect of dilutive stock options and
restricted stock awards	853	1,206	708	1,616

Weighted average shares outstanding for
diluted EPS	100,980	101,019	100,744	101,283

(a)

Includes a restructuring charge of $14,552,000 ($9,734,000 net of related taxes or $.10 per share on a basic and diluted basis) and a loss on prepayment of debt of $390,000 ($233,000 net of related taxes).

(b)	Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

(c)

Includes restructuring charges of $21,242,000 ($14,407,000 net of related taxes or $.14 per share on a basic and diluted basis), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), and a loss on prepayment of debt of $2,942,000 ($1,759,000 net of related taxes or $.02 per share on a basic and diluted basis).

(d)

Diluted EPS for the three and six months ended June 30, 2003 and 2002 excludes the effect of 18,242,000 shares related to convertible debentures. In addition, the effect of options to purchase 8,446,000 and 9,167,000 shares for the three and six months ended June 30, 2003, respectively, were excluded from the calculation and the effect of options to purchase 5,400,000 and 1,347,000 shares for the three and six months ended June 30, 2002, respectively, were excluded from the calculation. The impact of such common stock equivalents are excluded from the calculation of EPS on a diluted basis as their effect is anti-dilutive.

Note K -- Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows (in thousands):
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003(a)	2002(b)	2003(c)	2002(d)

Net income (loss)	$6,827	$(6,034)	$5,922	$(606,959)
Foreign currency translation
adjustments (e)	105,426	64,021	102,404	62,798
Unrealized gain (loss) on
securities	1,600	(300)	556	700

Comprehensive income (loss)	$113,853	$57,687	$108,882	$(543,461)

(a)

Includes a restructuring charge of $14,552,000 ($9,734,000 net of related taxes or $.10 per share on a basic and diluted basis) and a loss on prepayment of debt of $390,000 ($233,000 net of related taxes).

(b)

Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis) and a loss from discontinued operations of $6,610,000 net of taxes ($.07 per share on a basic and diluted basis).

(c)

Includes restructuring charges of $21,242,000 ($14,407,000 net of related taxes or $.14 per share on a basic and diluted basis), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), and a loss on prepayment of debt of $2,942,000 ($1,759,000 net of related taxes or $.02 per share on a basic and diluted basis).

(d)

Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis), a loss from discontinued operations of $5,911,000 net of taxes ($.06 per share on a basic and diluted basis), and a cumulative effect of change in accounting principle of $603,709,000 ($6.06 and $5.96 per share on a basic and diluted basis, respectively).

(e)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Note L -- Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its various stock option plans ("option plans"). If compensation expense for the company's option plans had been determined based upon fair value at the grant dates for awards under the option plans in accordance with FASB Statement No. 123, "Accounting for Stock-Based Compensation," the company's pro forma net income (loss) and basic and diluted income (loss) per share would have been as follows (in thousands except per share data):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss), as reported	$6,827	$(6,034)	$5,922	$(606,959)
Less: Impact of stock-based employee
compensation expense determined
under fair value method, net of
related taxes	(2,471)	(2,594)	(5,113)	(5,278)

Pro forma net income (loss)	$4,356	$(8,628)	$809	$(612,237)

Net income (loss) per share:
Basic-as reported	$.07	$(.06)	$.06	$(6.09)

Basic-pro forma	$.04	$(.09)	$.01	$(6.14)

Diluted-as reported	$.07	$(.06)	$.06	$(5.99)

Diluted-pro forma	$.04	$(.09)	$.01	$(6.04)

Note M -- Contingencies

From time to time in the normal course of business the company may become liable with respect to pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company's financial position, liquidity, or results of operations.

In connection with the purchase of Wyle Electronics ("Wyle") from the VEBA group in 2000, the company assumed the then outstanding obligations of Wyle. Among Wyle's obligations at the time was an indemnification of the purchasers of Wyle Laboratories, a division sold by Wyle in 1994, for any environmental clean-up costs associated with the then existing contamination or violation of environmental regulations. Under the terms of the company's subsequent purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories.

The company is aware of two Wyle Laboratories facilities at which contaminated groundwater has been identified, with respect to each of which remediation, in form and cost as yet undetermined, may be required. In addition, Wyle Laboratories has been named a defendant in a putative class action regarding, among other things, the environmental impact of its past operations at one of those sites. Wyle Laboratories has demanded indemnification with respect to the sites and the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly-traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA's liabilities. In 2002, E.ON AG had sales of €37,000,000,000 (approximately $34,879,000,000) and assets in excess of €113,000,000,000 (approximately $117,954,000,000). E.ON AG has yet to

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

acknowledge liability in respect of the Wyle sites, and discussions between E.ON AG and the company are ongoing.

Nevertheless, the company believes that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites and any related litigation is covered by the VEBA indemnification (except, under the terms thereof, for 15 percent of the first $3,000,000 of all environmental claims in the aggregate, or $450,000). Further, the company believes that even in the absence of the VEBA indemnification, potential remediation costs associated with the sites would not have a material adverse impact on the company's financial position, liquidity, or results of operations.

Note N -- Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and computer products to value-added resellers and OEMs. As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes NACP together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

Revenue and operating income, by segment, are as follows (in thousands):
	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003(a)	2002(b)	2003(c)	2002(b)
Revenue:
Electronic Components	$1,574,148	$1,340,379	$3,064,439	$2,689,646
Computer Products	548,991	502,938	1,038,805	998,210

Consolidated	$2,123,139	$1,843,317	$4,103,244	$3,687,856

Operating income:
Electronic Components	$55,214	$49,534	$104,749	$99,385
Computer Products	18,675	12,898	34,291	24,654
Corporate	(33,034)	(22,016)	(63,410)	(38,952)

Consolidated	$40,855	$40,416	$75,630	$85,087

(a)	Corporate includes a restructuring charge of $14,552,000.

(b)	Corporate includes a severance charge of $5,375,000.

(c)	Corporate includes restructuring charges of $21,242,000 and an integration charge of $6,904,000.

Total assets, by segment, are as follows (in thousands):
	June 30,	December 31,
	2003	2002

Electronic Components	$3,833,333	$3,404,156
Computer Products	602,575	609,652
Corporate	792,572	653,797

Consolidated	$5,228,480	$4,667,605

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2003
(Unaudited)

Revenues, by geographic area, are as follows (in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Americas	$1,247,342	$1,096,099	$2,327,662	$2,149,187
Europe	676,808	585,840	1,398,533	1,211,525
Asia/Pacific	198,989	161,378	377,049	327,144

Consolidated	$2,123,139	$1,843,317	$4,103,244	$3,687,856

Total assets, by geographic area, are as follows (in thousands):
	June 30,	December 31,
	2003	2002

Americas	$3,009,788	$2,619,996
Europe	1,831,220	1,717,709
Asia/Pacific	387,472	329,900

Consolidated	$5,228,480	$4,667,605

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Sales

Consolidated sales of $2.1 billion and $4.1 billion for the second quarter and first six months of 2003, respectively, increased by $279.8 million (15.2 percent) and $415.4 million (11.3 percent), respectively, compared with the year-earlier periods. Sales in the Americas increased by $151.2 million (13.8 percent) and $178.5 million (8.3 percent), respectively, in the second quarter and first six months of 2003 compared with the year-earlier periods principally due to an increase in sales of electronic components. European sales increased by $91.0 million (15.5 percent) and $187.0 million (15.4 percent), respectively, in the second quarter and first six months of 2003 compared with the year-earlier periods principally as a result of the impact of a weakening U.S. dollar on the translation of the company's European financial statements. Asia/Pacific sales increased by $37.6 million (23.3 percent) and $49.9 million (15.3 percent), respectively, in the second quarter and first six months of 2003 compared with the year-earlier periods as a result of the company's focus on penetrating the broad market in this region. The consolidated increase in sales was impacted by the translation of the company's international operations into U.S. dollars which resulted in increased revenues of $101.8 million and $204.5 million in the second quarter and first six months of 2003, respectively, compared with the year-earlier periods, due to a weakening U.S. dollar.

Sales of electronic components increased by $233.8 million (17.4 percent) and $374.8 million (13.9 percent) for the second quarter and first six months of 2003, respectively, compared with the year-earlier periods. This increase was primarily a result of the acquisition of the Industrial Electronics Division ("IED") of Pioneer-Standard Electronics, Inc. in late February 2003. The increase in sales was offset, in part, by significantly lower sales to the company's telecommunications and networking customers as well as the large contract manufacturers that serve them. Such sales in the second quarter and first six months of 2003 were 20.5 percent and 23.4 percent, respectively, below those in the year-earlier periods, reflecting these customers' continuing reduced levels of business activity. Since the beginning of the industry's economic downturn early in 2001, sales of the company's operating groups that service these customers have declined substantially.

Computer products sales for the second quarter and first six months of 2003 increased by $46.1 million (9.2 percent) and $40.6 million (4.1 percent), respectively, compared with the year-earlier periods. Sales in the North America Enterprise Computing Solutions business increased by 17.5 percent and 11.4 percent for the second quarter and first six months of 2003, respectively, compared with the year-earlier periods. Each Enterprise Computing Solutions product line showed increases. Sales in the computer products' original equipment manufacturers ("OEM") business increased by 7.9 percent and 6.5 percent, respectively, for the second quarter and first six months of 2003 compared with the year-earlier periods. The OEM market continues to be impacted by reduced activity levels at large complex telecommunications and networking companies. In the second quarter and first six months of 2003, sales of low margin microprocessors (a product segment not considered a part of the company's core business) increased by 5.9 percent and decreased by 3.2 percent, respectively, compared with the year-earlier periods.

Gross Profit

The company recorded gross profit of $355.1 million and $690.2 million, respectively, in the second quarter and first six months of 2003, compared with gross profit of $319.6 million and $634.1 million in the respective year-earlier periods. The increase in gross profit is principally due to the increase in sales in the second quarter and first six months of 2003. The gross profit margin for the second quarter and first six months of 2003 decreased by approximately 60 basis points and 40 basis points, respectively, when compared with the year-earlier periods. The decrease in gross profit percentage is due primarily to the downward pressure on components pricing around the world.

Restructuring, Integration, and Other Charges

Restructuring

During the first quarter of 2003, the company implemented actions to become more effectively organized in North America and to improve its operating efficiencies, with annualized savings of approximately $40.0 million, of which approximately $7.0 million was realized in the first quarter and approximately $10.0 million was realized in the second quarter of 2003. The restructuring charge associated with these actions totaled $11.7 million with $6.7 million ($4.7 million net of related taxes or $.05 per share on a basic and diluted basis) recorded in the first quarter. The remaining $5.0 million ($3.4 million net of related taxes or $.03 per share on a basic and diluted basis) was recorded in the second quarter. The charge consisted primarily of severance costs relating to the elimination of approximately 300 positions, or 5.5 percent, out of a North American total of 5,400 positions. The company has taken these steps in order to make its organizational structure, systems, and processes in North America more efficient. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across all segments and a broad range of functions, including finance, legal, operations, and IT. Approximately $10.2 million of the charge is expected to be spent in cash.

During the second quarter of 2003, the company announced a series of measures that further enhance efficiencies, with estimated annualized savings of approximately $25.0 million, of which approximately $1.5 million was realized in the second quarter of 2003. The full impact of these savings will be realized in the third quarter of 2003. The restructuring charge associated with these actions is estimated to total approximately $15.0 million, of which $9.5 million ($6.4 million net of related taxes or $.06 per share on a basic and diluted basis) was recorded in the second quarter, with the balance to be recorded in the third quarter. This charge consisted primarily of severance costs relating to the elimination of approximately 400 positions, or 3 percent, out of a worldwide total of 11,600 positions and a further rationalization of the company's physical logistics network. There was no single group of employees impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions. Approximately $14.1 million of the charge is expected to be spent in cash.

On July 24, 2003, the company announced that, as part of on-going evaluations designed to enhance the company's operating efficiencies, several additional initiatives are being taken that will result in a more effective and productive logistics network. Over the next nine months, two primary distribution centers in England will be closed, and their operations will be centralized in the newer, state-of-the-art, pan-European facility in Venlo, the Netherlands. The primary distribution center in Brookhaven, New York, will also be closed, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. The estimated annualized savings from these closures is approximately $5.0 million. The one-time cost associated with these closures is estimated to be $5.0 million and will be recorded over several quarters, of which approximately $4.0 million is expected to be spent in cash.

The company also announced that it will exit its PC components distribution business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland. The one-time cost associated with the closure of these businesses is estimated to be $5.0 million and will be recorded in the second half of 2003, of which approximately $3.5 million is expected to be spent in cash.

Integration

In the first quarter of 2003, the company recorded integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share on a basic and diluted basis), relating primarily to severance costs for the company's employees, was charged to income from continuing operations and $11.5 million ($9.2 million net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18.2 million of the integration costs is expected to be spent in cash.

The remaining restructuring and integration charges of $56.0 million as of June 30, 2003, of which $40.8 million is expected to be spent in cash, will be utilized as follows:
-

The personnel accruals of $14.4 million will be principally utilized to cover the extended costs associated with the termination of personnel resulting from the IED acquisition and the 2003 restructurings, as well as international personnel costs relating to prior restructurings which are expected to be spent over the next 12 months.

-

The facilities accruals totaling $24.1 million relate to terminated leases with expiration dates through 2010. Approximately $4.5 million is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $6.6 million in 2004, $4.9 million in 2005, $4.4 million in 2006, $1.3 million in 2007, and $2.4 million thereafter.

-

The customer terminations accrual of $5.4 million relates to the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized in 2004.

-	Asset and inventory write-downs of $.3 million relate primarily to inventory write-downs, the majority of which is expected to be disposed of or scrapped by the end of 2003.

-

IT and Other of $11.7 million primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking and legal and accounting services with expected utilization dates through 2005. Approximately $6.3 million is expected to be utilized in 2003, $3.7 million in 2004, and $1.7 million in 2005.

Loss on Prepayment of Debt

During the second quarter and first six months of 2003, the company repurchased senior notes with a principal amount of $14.6 million and $84.8 million, respectively, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $.4 million ($.2 million net of related taxes) and $2.9 million ($1.8 million net of related taxes or $.02 per share on a basic and diluted basis), for the second quarter and six months ended June 30, 2003, respectively, and is recognized in income from continuing operations. As a result of these transactions, net interest expense will be reduced by approximately $3.3 million from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products group that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. The total cash proceeds of $42.9 million, after price adjustments, have been collected as of June 30, 2003. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The company recorded a loss of $6.1 million (net of related taxes of $4.1 million or $.06 per share on a basic and diluted basis) on the disposal of Gates/Arrow.

The disposition of the Gates/Arrow operation represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board ("FASB") Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the second quarter of 2002 includes a loss from discontinued operations of $.5 million net of related taxes ($.01 per share on a basic and diluted basis) and the first six months of 2002 includes income from discontinued operations of $.2 million net of related taxes.

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

As a result of the evaluation process performed during the second quarter of 2002 as required by Statement No. 142, the company recorded an impairment charge of $603.7 million ($6.06 and $5.96 per share on a basic and diluted basis, respectively), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002. Accordingly, the results for the first quarter of 2002 have been restated to include this charge as required by Statement No. 142.

Severance Charge

During the second quarter of 2002, the company's chief executive officer resigned. As a result, the company recorded a severance charge of $5.4 million ($3.2 million net of related taxes or $.03 per share on a basic and diluted basis) principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Operating Income

The company recorded operating income of $40.9 million and $75.6 million in the second quarter and first six months of 2003, respectively, compared with operating income of $40.4 million and $85.1 million in the respective year-earlier periods. Included in operating income for the second quarter of 2003 are the aforementioned restructuring charges of $14.6 million. Included in operating income for the first six months of 2003 are the aforementioned restructuring charges of $21.2 million and the integration charge of $6.9 million and the second quarter and first six months of 2002 include the aforementioned severance charge of $5.4 million.

Operating income for the second quarter of 2003 was relatively flat with the year-earlier period primarily as a result of the aforementioned restructuring charge in the second quarter 2003. The decrease in operating income for the first six months of 2003 compared with the year-earlier period is primarily due to the aforementioned integration and restructuring charges offset, in part, by the previously discussed severance charge.

Operating expenses increased by $35.1 million and $65.5 million in the second quarter and first six months of 2003, respectively, compared with the year-earlier periods. The increase in operating expenses is principally due to the aforementioned charges, the acquisition of IED, unfavorable foreign exchange impact, and variable expenses tied to changes in the mix of sales between components and computer products offset, in part, by the cost savings realized from the current year restructurings.

Interest Expense

Net interest expense of $31.9 million and $65.2 million in the second quarter and first six months 2003, respectively, decreased from $40.8 million and $82.1 million in the respective year-earlier periods as a result of lower debt balances during the current periods offset, in part, by the loss of interest income from the cash utilized to pay for the acquisition of IED together with declining interest rates on high quality liquid investments.

Income Taxes

The company recorded an income tax provision at an effective tax rate of 27.4 percent and 30.3 percent for the second quarter and first six months of 2003, respectively, compared with a provision for taxes from continuing operations at an effective tax rate of 8.3 percent and 35.3 percent, respectively, in the comparable year-earlier periods. The income tax provision from continuing operations is impacted by the estimated tax benefit related to the aforementioned charges. The company's effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income (Loss)

The company recorded net income of $6.8 million and $5.9 million in the second quarter and first six months of 2003, respectively, compared with net losses of $6.0 million and $607.0 million in the respective year-earlier periods. Included in the results for the second quarter and first six months of 2003 are the aforementioned restructuring and integration charges and the loss on prepayment of debt. Included in the results for the second quarter and first six months of 2002 are the aforementioned severance charge, loss from discontinued operations, and goodwill impairment charge resulting from a change in accounting principle.

The company recorded income from continuing operations of $6.8 million and $5.9 million in the second quarter and first six months of 2003, respectively, compared with income from continuing operations of $.6 million and $2.7 million in the respective year-earlier periods. Included in income from continuing operations for the second quarter of 2003 are the previously discussed restructuring charges. Included in income from continuing operations for the first six months of 2003 are the aforementioned restructuring and integration charges while the first six months of 2002 includes the severance charge discussed above.

The increase in net income from continuing operations of $6.3 million and $3.3 million in the second quarter and first six months of 2003, respectively, when compared with the respective year-earlier periods is principally due to the increase in sales, primarily as a result of the acquisition of IED, cost savings realized from the aforementioned restructuring efforts, and a decrease in interest expense offset, in part, by the aforementioned restructuring and integration charges, the decrease in gross profit margins, and the increase in operating expenses as a result of the acquisition of IED.

Liquidity and Capital Resources

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 57 percent and 55 percent at June 30, 2003 and December 31, 2002, respectively. At June 30, 2003, cash and short-term investments increased to $725.6 million from $694.1 million at December 31, 2002 primarily as a result of the net proceeds of $346.3 million from the June 2003 senior note offering offset, in part, by $225.9 million utilized to pay for the acquisition of IED, $90.2 million used to repurchase senior notes due in the fourth quarter of 2003, and increased working capital requirements to support higher sales. During the first six months of 2003, free cash flow (defined as cash from operations less capital expenditures) was $12.8 million.

The net amount of cash provided by the company's operating activities during the first six months of 2003 was $26.4 million, principally a result of an income tax refund of $89.3 million offset, in part, by higher working capital requirements as a result of higher sales and payments of $24.6 million related to restructuring and integration costs. The net amount of cash used for investing activities was $240.5 million, including $228.1 million for consideration paid for acquired businesses (principally IED) and $13.6 million for various capital expenditures. The net amount of cash provided by financing activities was $229.7 million, primarily reflecting the net proceeds of $346.3 million from the June 2003 senior note offering offset, in part, by the prepayment of senior notes due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

The net amount of cash provided by the company's operating activities during the first six months of 2002 was $486.0 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the period. The net amount of cash used for investing activities was $97.4 million, including $110.3 million for consideration paid for acquired businesses and $21.4 million for various capital expenditures offset, in part, by the $37.1 million of cash proceeds collected on the sale of Gates/Arrow. The net amount of cash used for financing activities was $51.8 million, primarily reflecting the repayment of short-term and long-term debt offset, in part, by proceeds from the exercise of stock options.

In June 2003, the company completed the sale of $350 million principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346.3 million will be used to repay the company's 8.2% senior notes maturing in October 2003 and for general corporate purposes. The incremental debt the company will carry through the repayment date of the 8.2% senior notes will negatively impact the 2003 third quarter results by approximately $.03 per share.

In February 2003, the company acquired substantially all of the assets of IED. The net cost of this acquisition was $225.9 million. The company expects this acquisition to improve earnings by $.20 per share annually after the first full year following completion of the integration.

In February 2003, the company amended its three-year revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants and a reduction in the size of the facility from $625.0 million to $450.0 million. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin which is based on facility utilization and other factors. At June 30, 2003 and December 31, 2002, the company had no outstanding borrowings under this facility.

In February 2003, the company renewed its asset securitization program (the "program") and made certain changes to the terms of the program, including a reduction in the size of the program from $750.0 million to $550.0 million. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At June 30, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

During the second quarter and first six months of 2003, the company repurchased senior notes with a principal amount of $14.6 million and $84.8 million, respectively, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $.4 million ($.2 million net of related taxes) and $2.9 million ($1.8 million net of related taxes or $.02 per share on a basic and diluted basis), for the second quarter and six months ended June 30, 2003, respectively, and is recognized in income from continuing operations. As a result of these transactions, net interest expense will be reduced by approximately $3.3 million from the date of the repurchase through the 2003 maturity date should interest rates remain the same.

During the first six months of 2003, the company recorded restructuring charges of $21.2 million ($14.4 million net of related taxes, or $.14 per share on a basic and diluted basis) as part of its cost reduction initiatives worldwide. The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The cost savings anticipated as a result of these actions are estimated to be approximately $65.0 million annually. The company expects to record an additional restructuring charge related to these actions of approximately $5.5 million in the second half of 2003.

On July 24, 2003, the company announced that, as part of on-going evaluations designed to enhance the company's operating efficiencies, several additional initiatives are being taken that will result in a more effective and productive logistics network. Over the next nine months, three primary distribution centers will be closed, and their operations will be centralized in other existing facilities. The estimated annualized savings from these closures is approximately $5.0 million. The one-time cost associated with these closures is estimated to be $5.0 million and will be recorded over several quarters, of which approximately $4.0 million is expected to be spent in cash.

The company also announced that it will exit its PC components distribution business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland. The one-time cost associated with the closure of these businesses is estimated to be $5.0 million and will be recorded in the second half of 2003, of which approximately $3.5 million is expected to be spent in cash.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent) owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure.

In most instances the amount to be paid will not be less than the book value of the shares. In the first quarter of 2003, the company made such payments in the amount of $2.1 million to increase its ownership interest in Arrow Components New Zealand Limited from 75 percent to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through June 30, 2003, such payments would be approximately $9.9 million, which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These amounts will change as the performance of these subsidiaries change.

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

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company's policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange contract. In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange forward contracts ("forward contracts") will vary from country to country. The company does not enter into forward contracts for trading purposes. The risk of loss on a forward contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the contracts is estimated using market quotes. The notional amount of the contracts at June 30, 2003 and December 31, 2002 was $176.4 million and $264.8 million, respectively. The carrying amounts, which are nominal, approximated fair value at June 30, 2003 and December 31, 2002. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first six months of 2003 as compared with the average rates for 2002, sales and operating income would have been approximately $159.6 million and $8.8 million lower, respectively, than the reported results for 2003. Sales and operating income would have fluctuated by approximately $128.8 million and $5.9 million, respectively, if average foreign exchange rates changed by ten percent in the first six months of 2003. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company has from time-to-time used interest rate swaps that convert certain fixed rate debt to floating rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. During 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at June 30, 2003, approximately 88 percent of the company's debt was subject to fixed rates, and 12 percent of its debt was subject to floating rates. Interest expense, net of interest income, would have fluctuated by approximately $1.2 million if average interest rates changed by one percentage point in the first six months of 2003. This amount was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that would be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

Item 4.    Controls and Procedures.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of June 30, 2003. Based on such evaluation, they have concluded that, as of June 30, 2003, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a)  The company's Annual Meeting of Shareholders was held on May 22, 2003
         (the "Annual Meeting").

    (b)  The matters voted upon at the Annual Meeting and the results of the voting were as follows:

         (i)  The following individuals were elected by the shareholders to serve as Directors:

   Board Member                In Favor             Withheld

   Daniel W. Duval             87,860,194           1,368,295
   John N. Hanson              72,833,531          16,394,958
   Roger King                  88,073,021           1,155,468
   Robert E. Klatell           88,823,747             404,742
   Karen Gordon Mills          72,646,372          16,582,117
   William E. Mitchell         88,842,853             385,636
   Barry W. Perry              72,659,707          16,568,782
   Richard S. Rosenbloom       72,904,614          16,323,875
   John C. Waddell             72,573,001          16,655,488

         (ii)  The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 70,110,002 shares in favor;
               19,074,025 shares against; and 44,462 shares abstaining.

Item 6.  Exhibits and Reports on Form 8-K.

    (a)  Exhibits

         31(i)  Certification of William E. Mitchell, Chief Executive Officer,
                under Section 302 of the Sarbanes-Oxley Act of 2002.

         31(ii) Certification of Paul J. Reilly, Chief Financial Officer,
                under Section 302 of the Sarbanes-Oxley Act of 2002.

         32(i)  Certification of William E. Mitchell, Chief Executive Officer,
                under Section 906 of the Sarbanes-Oxley Act of 2002.

         32(ii) Certification of Paul J. Reilly, Chief Financial Officer,
                under Section 906 of the Sarbanes-Oxley Act of 2002.

    (b)  Reports on Form 8-K

         Subsequent to March 31, 2003, the company filed the following Current
         Reports on Form 8-K:

         Date of Report                        Item Reported

         May 28, 2003                 Press release announcing the company's
                                      continuing efforts to improve operating
                                      efficiencies

         June 24, 2003                Press release announcing the pricing of
                                      a senior note offering

         June 27, 2003                Press release announcing the completion
                                      of a senior note offering

         July 24, 2003                Press release announcing the company's
                                      second quarter 2003 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                  ARROW ELECTRONICS, INC.

Date:  August 13, 2003                            By:/s/ Paul J. Reilly
                                                     Paul J. Reilly
                                                     Vice President and Chief
                                                       Financial Officer