Form 10-Q
period 2003-09-30
ARROW ELECTRONICS INC
filed 2003-11-13
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

or

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 1-4482

ARROW ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

(631) 847-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   ☒Yes   ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). ☒Yes   ☐ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock, $1 par value: 100,880,925 shares outstanding at October 31, 2003.

2

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Sales	$ 2,095,245	$ 1,811,339	$ 6,198,489	$ 5,499,195

Costs and expenses:
Cost of products sold	1,751,680	1,502,717	5,164,764	4,556,453
Selling, general and administrative expenses	271,767	254,610	823,194	763,958
Depreciation and amortization	15,512	16,190	50,469	50,500
Acquisition indemnification charge	13,002	—	13,002	—
Restructuring charges	9,100	—	30,342	—
Integration charge	—	—	6,904	—
Severance charge	—	—	—	5,375

	2,061,061	1,773,517	6,088,675	5,376,286

Operating income	34,184	37,822	109,814	122,909

Equity in earnings of affiliated companies	1,751	1,000	3,136	1,966

Loss on prepayment of debt	3,292	18,776	6,234	18,776

Interest expense, net	36,202	38,373	101,367	120,445

Income (loss) before income taxes and minority interest	(3,559)	(18,327)	5,349	(14,346)

Provision for (benefit from) income taxes	2,888	(6,964)	5,586	(5,560)

Loss before minority interest	(6,447)	(11,363)	(237)	(8,786)

Minority interest	(213)	(246)	75	(330)

Loss from continuing operations	(6,234)	(11,117)	(312)	(8,456)

Loss from discontinued operations, net of taxes
(including net loss from disposal of $6,120)	—	—	—	(5,911)

Loss before cumulative effect of change in accounting principle	(6,234)	(11,117)	(312)	(14,367)

Cumulative effect of change in accounting
principle	—	—	—	(603,709)

Net loss	$ (6,234)	$ (11,117)	$ (312)	$ (618,076)

Net loss per basic and diluted share:

Loss from continuing operations	$ (.06)	$ (.11)	$ —	$ (.09)
Loss from discontinued operations	—	—	—	(.06)

Cumulative effect of change in accounting principle	—	—	—	(6.05)

Net loss per basic and diluted share	$ (.06)	$ (.11)	$ —	$ (6.20)

Average number of basic and diluted shares outstanding	100,142	99,874	100,073	99,737

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(Dollars in thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Cash and short-term investments	$ 677,948	$ 694,092
Accounts receivable, net	1,561,315	1,378,562
Inventories	1,296,705	1,201,271
Prepaid expenses and other assets	56,739	59,810

Total current assets	3,592,707	3,333,735

Property, plant and equipment at cost:
Land	43,194	42,805
Buildings and improvements	192,984	186,427
Machinery and equipment	409,223	384,689

	645,401	613,921
Less accumulated depreciation and amortization	(361,049)	(314,403)

	284,352	299,518

Investments in affiliated companies	35,081	32,527
Cost in excess of net assets of companies acquired	872,277	748,368
Other assets	251,938	253,457

	$ 5,036,355	$ 4,667,605

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 951,776	$ 917,271
Accrued expenses	330,747	258,774
Short-term borrowings, including current portion of long-term debt	203,210	286,348

Total current liabilities	1,485,733	1,462,393

Long-term debt	2,026,335	1,807,113
Other liabilities	170,609	162,850
Shareholders' equity:
Common stock, par value $1:
Authorized — 160,000,000 shares
Issued — 103,877,000 and 103,878,000 shares
in 2003 and 2002, respectively	103,877	103,878
Capital in excess of par value	505,203	510,446
Retained earnings	912,290	912,602
Foreign currency translation adjustment	(33,625)	(145,231)

	1,487,745	1,381,695
Less: Treasury stock (3,069,000 and 3,431,000
shares in 2003 and 2002, respectively),
at cost	(82,029)	(91,775)
Unamortized employee stock awards	(9,595)	(9,377)
Other	(42,443)	(45,294)

	1,353,678	1,235,249

	$ 5,036,355	$ 4,667,605

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$ (312)	$(618,076)
Loss from discontinued operations, net of taxes	—	(5,911)

Net loss from continuing operations	(312)	(612,165)
Adjustments to reconcile net loss to net cash provided by operations:
Minority interest	75	(330)
Depreciation and amortization	54,438	60,819
Accretion of discount on convertible debentures	21,760	21,516
Equity in earnings of affiliated companies	(3,136)	(1,966)
Deferred income taxes	(5,949)	(510)
Acquisition indemnification charge, net	13,002	—
Restructuring charges, net of taxes	20,732	—
Integration charge, net of taxes	4,822	—
Loss on prepayment of debt, net of taxes	3,728	11,641
Severance charge, net of taxes	—	3,214
Cumulative effect of change in accounting principle	—	603,709
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(33,943)	135,003
Inventories	52,809	239,228
Prepaid expenses and other assets	3,157	(10,644)
Accounts payable	(41,103)	178,079
Accrued expenses	44,900	(10,372)
Other	4,983	(29,952)

Net cash provided by operating activities	139,963	587,270

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(21,755)	(34,393)
Cash consideration paid for acquired businesses	(231,288)	(111,687)
Proceeds from sale of discontinued operations	1,025	38,461
Investments	763	(5,832)
Proceeds from sale of investments	—	6,956
Proceeds from note receivable	—	41,667

Net cash used for investing activities	(251,255)	(64,828)

Cash flows from financing activities:
Change in short-term borrowings	(25,208)	(58,874)
Change in credit facilities	(13)	176
Change in long-term debt	(1,014)	(17,519)
Repurchase of senior notes	(90,197)	(313,451)
Proceeds from senior note offering	346,286	—
Repurchase of zero coupon convertible debentures	(154,355)	—
Proceeds from exercise of stock options	243	8,332

Net cash provided by (used for) financing activities	75,742	(381,336)

Effect of exchange rate changes on cash	19,406	19,853

Net increase (decrease) in cash and short-term investments	(16,144)	160,959
Cash and short-term investments at beginning of period	694,092	556,861

Cash and short-term investments at end of period	$ 677,948	$ 717,820

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes	$(62,515)	$(39,582)
Interest	74,608	97,401

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Note A — Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company”) were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. Such financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s quarterly unaudited consolidated financial statements for 2003 and the company’s audited consolidated financial statements for the year ended December 31, 2002 and the notes thereto. The results of operations for the interim periods are not necessarily indicative of results for the full year.

Note B — Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities,” (“FIN 46”) which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. The company adopted FIN 46 during the first quarter of 2003, as required, for any variable interest entities created after January 31, 2003. The adoption of this provision of FIN 46 did not have an impact on the company’s consolidated financial position and results of operations. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date for applying the provision of FIN 46 for variable interest entities created before February 1, 2003 to the fourth quarter of 2003. The adoption of this provision is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.

In April 2003, the FASB issued Statement No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities.” The adoption of this Statement in the current quarter did not have a material impact on the company’s consolidated financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity.” This Statement establishes standards regarding how an issuer classifies, measures, and discloses certain types of financial instruments having characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. The adoption of this provision in the current quarter did not have an impact on the company’s consolidated financial position and results of operations. In addition, this statement provides guidance on how to account for noncontrolling interests of a limited-life subsidiary. This provision has been deferred and the company will continue to evaluate the impact upon further clarification from the FASB. The adoption of this provision is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Note C — Acquisitions/Dispositions

In August 2003, the company sold the inventories of its Nordic Computer Products business, a business unit within the company’s computer products group that distributed PC components to hardware integrators and resellers in Norway, Sweden, Denmark, and Finland, for approximately $1,000,000. The company’s results for the third quarter and first nine months of 2003 include a loss of $1,320,000 related to the disposal of the Nordic Computer Products business.

In February 2003, the company acquired substantially all the assets of the Industrial Electronics Division (“IED”) of Pioneer-Standard Electronics, Inc., which was integrated into the North American Components group. IED serves industrial original equipment manufacturers (“OEMs”) and contract manufacturers. The net cost of this acquisition was $225,953,000, subject to adjustment based upon an audit of the assets and liabilities being acquired.

The cost of the IED acquisition has been allocated on a preliminary basis among the assets acquired and liabilities assumed on the basis of their estimated fair values. Such purchase price allocation will be finalized after the completion of the aforementioned audit. For financial reporting purposes, the acquisition is accounted for as a purchase transaction in accordance with FASB Statement No. 141, “Business Combinations.” Accordingly, the consolidated results of the company in 2003 include IED’s performance from the date of acquisition.

During the first nine months of 2002, the company purchased 100 percent of a division of Adecom Srl and acquired a 51 percent interest in Adecom Services Srl. During this nine month period the company also increased its holdings in IR Electronic from 64 percent to 100 percent and increased the company’s ownership in Arrow/Ally, Inc. from 75 percent to 97.4 percent. The aggregate cost of these acquisitions was $4,104,000.

In connection with certain acquisitions, the company may be required to make future payments that are contingent upon the acquired businesses’ earnings and, in certain instances, the achievement of operating goals. During the first nine months of 2002, the company made such payments aggregating $108,470,000, of which $95,659,000 was capitalized as cost in excess of net assets of companies acquired and $12,811,000 was recorded as a reduction of capital in excess of par value. The company does not have any requirements to make additional payments.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent) owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. During the first nine months of 2003, the company made such payments, which were principally capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the minority interest, in the amounts of $2,099,000 to increase its ownership interest in Arrow Components (NZ) Limited from 75 percent to 100 percent; $477,000 to increase its ownership interest in Dicopel US and Dicopel SA from 60 percent to 70 percent; and $2,800,000 to increase its ownership interest in Components Agent (Cayman) Limited from 90 percent to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through September 30, 2003, such payments would be approximately $5,800,000, which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

remaining contractual payment amounts will change as the performance of these subsidiaries change.

Note D — Investments

The company has a 50 percent interest in Marubun/Arrow, a joint venture with Marubun Corporation, and a 50 percent interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method and are included in “Investments in affiliated companies” in the accompanying consolidated balance sheet.

During the first quarter of 2003, in connection with the acquisition of IED, and included in the purchase price thereof, the company paid $10,799,000 to acquire a 5 percent interest in World Peace Industrial Co. Ltd. The company also has an 8.4 percent ownership interest in Marubun Corporation. These investments are accounted for as available-for-sale securities using the fair value method and are included in long-term “Other assets” in the accompanying consolidated balance sheet.

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

	September 30, 2003	December 31, 2002
Cost basis	$ 33,864	$ 23,065
Gross unrealized holding losses	(8,871)	(13,195)

Fair value	$ 24,993	$ 9,870

The unrealized losses related to these investments are included in the shareholders’ equity section in the accompanying consolidated balance sheet as a component of “Other.”

Note E — Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company’s North American Computer Products group (“NACP”) that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. The total cash proceeds of $42,873,000, after price adjustments, have been collected. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operation represents a disposal of a “component of an entity” as defined in FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the first nine months of 2002 includes income from discontinued operations of $209,000, net of related taxes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

The company recorded a loss of $6,120,000 (net of related taxes of $4,114,000 or $.06 per share on a basic and diluted basis) on the disposal of Gates/Arrow. The loss consisted of the following (in thousands):

Personnel costs	$ 1,250
Facilities	3,144
Professional fees	599
Asset write-down	3,000
Other	2,241

$10,234

Utilization of these charges as of September 30, 2003 is as follows (in thousands):

	Personnel Costs	Facilities	Professional Fees	Asset Write-Down	Other	Total
Original accrual	$ 1,250	$ 3,144	$ 599	$ 3,000	$ 2,241	$ 10,234
Payments	(1,052)	(227)	(355)	—	(168)	(1,802)
Non-cash usage	—	(904)	—	(3,000)	—	(3,904)

December 2002	198	2,013	244	—	2,073	4,528
Payments	(50)	(630)	(43)	—	(28)	(751)
Non-cash usage	—	—	—	—	(2,000)	(2,000)

September 2003	$ 148	$ 1,383	$ 201	$ —	$ 45	$ 1,777

Approximately $1,000,000 of the remaining balance will be spent before the end of 2003.

Operating results of Gates/Arrow were as follows (in thousands):

For the Nine Months Ended September 30, 2002 (a)
Net sales	$ 180,534

Loss from discontinued operations,
net of taxes (including net loss
from disposal of $6,120)	$ (5,911)

(a)	Operating results for the nine months ended September 30, 2002 are through the disposition date of May 31, 2002.

Note F — Accounts Receivable

In February 2003, the company renewed its asset securitization program (the “program”) and made certain changes to the terms of the program, including a reduction in the size of the program from $750,000,000 to $550,000,000. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At September 30, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Accounts receivable consists of the following (in thousands):

	September 30, 2003	December 31, 2002
Accounts receivable	$ 1,621,901	$ 1,431,167
Allowance for doubtful accounts	(60,586)	(52,605)

	$ 1,561,315	$ 1,378,562

Note G — Cost in Excess of Net Assets of Companies Acquired

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units’ fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units’ assets and liabilities were inventory, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist.

As a result of the evaluation process performed during the second quarter of 2002 as required by Statement No. 142, the company recorded an impairment charge of $603,709,000 ($6.05 per share on a basic and diluted basis), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002.

The following table presents the carrying amount of cost in excess of net assets of companies acquired, allocated to reportable segments (in thousands):

	Electronic Components	Computer Products	Total
Carrying value at December 31, 2001	$ 902,093	$ 322,190	$ 1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	88,615	—	88,615
Other (principally foreign currency
translation)	39,179	—	39,179

Carrying value at December 31, 2002	748,368	—	748,368
Additions	72,165	—	72,165
Other (principally foreign currency translation)	51,744	—	51,744

Carrying value at September 30, 2003	$ 872,277	$ —	$ 872,277

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

The company does not have any other intangible assets subject to valuation under Statement No. 142.

Note H — Debt

During the third quarter of 2003, the company repurchased $154,891,000 accreted amount of zero coupon convertible debentures due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3,292,000 ($1,969,000 net of related taxes or $.02 per share on a basic and diluted basis), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in the loss from continuing operations in the company’s consolidated statement of operations.

In June 2003, the company completed the sale of $350,000,000 principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346,286,000 were used to repay the company’s 8.2% senior notes which matured in October 2003 and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted the third quarter loss by $4,700,000 ($2,900,000 net of related taxes).

During the first nine months of 2003, the company repurchased $84,820,000 principal amount of 8.2% senior notes, due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,942,000 ($1,759,000 net of related taxes or $.02 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3,300,000 from the dates of the repurchases through the 2003 maturity date.

The company utilized $192,010,000 of the proceeds from the 6.875% senior note offering to repay the outstanding principal amount of the 8.2% senior notes which matured on October 1, 2003.

During the third quarter and first nine months of 2002, the company repurchased $307,470,000 principal amount of senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $18,776,000 ($11,641,000 net of related taxes or $.11 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $26,500,000 from the dates of the repurchases through the 2003 maturity date. As required by FASB Statement No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations.

In August 2002, the company entered into a series of interest rate swaps (the “swaps”) with third parties, with an aggregate notional amount of $250,000,000, in order to hedge the change in fair value of the company’s 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The swaps modify the company’s interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on six-month U.S. dollar LIBOR plus a spread (effective rate of 6.27% at September 30, 2003) through their maturities. The company accounts for these fair value

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective in as much as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the swaps at September 30, 2003 and December 31, 2002 was $11,352,000 and $9,519,000, respectively, and is included in long-term “Other assets” in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in “Long-term debt” in the accompanying consolidated balance sheet.

Note I — Restructuring, Integration, and Other Charges

Restructuring

During the first nine months of 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75,000,000, of which approximately $17,000,000 was realized in the first six months of 2003 and approximately $20,000,000 was realized in the third quarter of 2003. The estimated restructuring charges associated with these actions total $38,500,000 with $21,242,000 ($14,407,000 net of related taxes or $.14 per share on a basic and diluted basis) recorded in the first six months of 2003 and $9,100,000 ($6,325,000 net of related taxes or $.06 per share on a basic and diluted basis) recorded in the third quarter of 2003. The remaining amount of approximately $8,200,000 will be recorded over the next several quarters. Approximately $33,800,000 of the charge is expected to be spent in cash.

The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges consisted primarily of severance costs relating to the elimination of approximately 930 positions, or 8 percent, out of a worldwide total of 11,700 positions and a further rationalization of the company’s physical logistics network. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions. As part of the physical logistics network rationalization, two primary distribution centers in England will be closed, and their operations will be centralized in the newer, state-of-the-art, pan-European facility in Venlo, the Netherlands, over the next several months. In addition, the primary distribution center in Brookhaven, New York will also be closed, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic Computer Products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

Total restructuring charges are comprised of the following at September 30, 2003 (in thousands):

	Personnel Costs	Facilities	Customer Termination	Inventory Write-Down	IT and Other	Total
December 2001 (a)	$ 4,921	$ 10,529	$ 24,200	$ 71,155	$ 5,756	$ 116,561
Reclassification	1,028	—	(2,097)	—	1,069	—
Payments	(5,949)	(1,945)	—	—	(2,982)	(10,876)
Non-cash usage	—	—	(16,738)	(64,158)	(864)	(81,760)

December 2002	—	8,584	5,365	6,997	2,979	23,925
Additions (b)	19,499	5,169	—	1,359	4,315	30,342
Payments	(13,010)	(2,106)	—	—	(1,661)	(16,777)
Non-cash usage	—	—	—	(6,997)	(3,059)	(10,056)

September 2003	$ 6,489	$ 11,647	$ 5,365	$ 1,359	$ 2,574	$ 27,434

(a)	Represents costs associated with the restructuring charge recorded in the third quarter of 2001.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

(b)	Represents costs associated with the restructuring charges recorded in the first nine months of 2003.

Integration

In the first quarter of 2003, the company recorded integration costs of $18,407,000 ($14,063,000 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), relating primarily to severance costs for the company’s employees, was charged to the loss from continuing operations and $11,503,000 ($9,241,000 net of related taxes) relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18,200,000 of the integration costs is expected to be spent in cash.

Total integration charges, comprised of the integration charge recorded in connection with the acquisition of IED together with various integration charges related to previous acquisitions, are comprised of the following at September 30, 2003 (in thousands):

	Personnel Costs	Facilities	Asset Write-Down	IT and Other	Total
December 2001 (a)	$ 5,725	$ 19,421	$ 2,422	$ 15,237	$ 42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	—	(7)	—	(407)	(414)
Foreign currency translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	—	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (b)	10,211	—	—	8,196	18,407
Payments	(10,087)	(2,709)	—	(6,981)	(19,777)
Reversals	—	—	—	(680)	(680)
Foreign currency translation	3	(40)	(59)	(94)	(190)
Non-cash usage	—	—	(89)	(1,426)	(1,515)

September 2003	$ 3,139	$ 12,403	$ 289	$ 7,239	$ 23,070

(a)	Represents costs associated with various prior acquisitions.

(b)	Represents costs associated with the acquisition and integration of IED.

The remaining restructuring and integration charges of $50,504,000 as of September 30, 2003, of which $36,132,000 is expected to be spent in cash, will be utilized as follows:

—

The personnel accruals of $9,628,000 will be principally utilized to cover costs associated with the termination of personnel resulting from the 2003 restructurings and the IED acquisition, as well as international personnel costs relating to prior restructurings which are expected to be spent over the next 12 months.

—

The facilities accruals totaling $24,050,000 relate to terminated leases with expiration dates through 2010. Approximately $2,567,000 is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $7,296,000 in 2004, $5,612,000 in 2005, $4,887,000 in 2006, $1,283,000 in 2007, and $2,405,000 thereafter.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

—

The customer termination accrual of $5,365,000 relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized by the end of 2004.

—	Asset and inventory write-downs of $1,648,000 relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2003.

—

IT and Other of $9,813,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking and legal and accounting services with expected utilization dates through 2005. Approximately $4,386,000 is expected to be utilized in 2003, $3,727,000 in 2004, and $1,700,000 in 2005.

Acquisition Indemnification

In April 2000, the company purchased Tekelec Europe SA (“Tekelec”), a French company, from Tekelec Airtronic SA (“Airtronic”) and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11,327,000 ($13,002,000 at the quarter-end exchange rate), including penalties and interest (the “VAT Matter”); (ii) a product liability claim in the amount of €11,333,000 ($13,008,000); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €467,000 ($536,000). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France, and Airtronic has elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and has asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. Arrow believes that it has valid defenses to this claim and intends to vigorously defend these proceedings.

During 2003, judgments were rendered in favor of the former employees and Tekelec, while appealing, has been ordered to pay damages in the amount of €364,000 ($418,000). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights for indemnification vigorously.

Airtronic, a privately held French company, has recently obtained an extension until December 31, 2003 to file its 2002 financial statements. Consequently, no current financial information about Airtronic is available. In light of the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

company’s current inability to assess Airtronic’s ability to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis) was recognized.

Note J — Loss Per Share

The following table sets forth the calculation of basic and diluted loss per share (“EPS”) (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003 (a)	2002 (b)	2003 (c)	2002 (d)
Loss from continuing operations	$ (6,234)	$(11,117)	$ (312)	$ (8,456)
Loss from discontinued operations, net of
taxes	—	—	—	(5,911)

Loss before cumulative effect of
change in accounting principle	(6,234)	(11,117)	(312)	(14,367)
Cumulative effect of change in accounting
principle	—	—	—	(603,709)

Net loss	$ (6,234)	$(11,117)	$ (312)	$(618,076)

Net loss per basic and diluted share:
Loss from continuing operations	$ (.06)	$ (.11)	$ —	$ (.09)
Loss from discontinued operations	—	—	—	(.06)
Cumulative effect of change in
accounting principle	—	—	—	(6.05)

Net loss per basic and diluted share (e)	$ (.06)	$ (.11)	$ —	$ (6.20)

Weighted average shares outstanding for
basic and diluted EPS	100,142	99,874	100,073	99,737

(a)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis), a restructuring charge of $9,100,000 ($6,325,000 net of related taxes or $.06 per share on a basic and diluted basis), and a loss on prepayment of debt of $3,292,000 ($1,969,000 net of related taxes or $.02 per share on a basic and diluted basis).

(b)	Includes a loss on prepayment of debt of $18,776,000 ($11,641,000 net of related taxes or $.11 per share on a basic and diluted basis).

(c)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis), restructuring charges of $30,342,000 ($20,732,000 net of related taxes or $.21 per share on a basic and diluted basis), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), and a loss on prepayment of debt of $6,234,000 ($3,728,000 net of related taxes or $.04 per share on a basic and diluted basis).

(d)

Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis), and a loss on prepayment of debt of $18,776,000 ($11,641,000 net of related taxes or $.11 per share on a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

(e)

Diluted EPS for the three and nine months ended September 30, 2003 excludes the effect of 16,736,000 and 17,733,000 shares, respectively, related to convertible debentures. Diluted EPS for the three and nine months ended September 30, 2002 excludes the effect of 18,242,000 shares related to convertible debentures. In addition, the effect of options to purchase 8,074,000 and 8,347,000 shares for the three and nine months ended September 30, 2003, respectively, were excluded from the calculation and the effect of options to purchase 8,717,000 and 5,395,000 shares for the three and nine months ended September 30, 2002, respectively, were excluded from the calculation. The impact of such common stock equivalents are excluded from the calculation of EPS on a diluted basis as their effect is anti-dilutive.

Note K — Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003 (a)	2002 (b)	2003 (c)	2002 (d)
Net loss	$(6,234)	$(11,117)	$ (312)	$(618,076)
Foreign currency translation adjustment (e)	9,202	(5,571)	111,606	57,227
Unrealized gain (loss) on securities	2,295	(1,600)	2,851	(900)

Comprehensive income (loss)	$ 5,263	$(18,288)	$ 114,145	$(561,749)

(a)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis), a restructuring charge of $9,100,000 ($6,325,000 net of related taxes or $.06 per share on a basic and diluted basis), and a loss on prepayment of debt of $3,292,000 ($1,969,000 net of related taxes or $.02 per share on a basic and diluted basis).

(b)	Includes a loss on prepayment of debt of $18,776,000 ($11,641,000 net of related taxes or $.11 per share on a basic and diluted basis).

(c)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis), restructuring charges of $30,342,000 ($20,732,000 net of related taxes or $.21 per share on a basic and diluted basis), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share on a basic and diluted basis), and a loss on prepayment of debt of $6,234,000 ($3,728,000 net of related taxes or $.04 per share on a basic and diluted basis).

(d)

Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share on a basic and diluted basis), and a loss on prepayment of debt of $18,776,000 ($11,641,000 net of related taxes or $.11 per share on a basic and diluted basis), a loss from discontinued operations of $5,911,000 net of taxes ($.06 per share on a basic and diluted basis), and a cumulative effect of change in accounting principle of $603,709,000 ($6.05 per share on a basic and diluted basis).

(e)	The foreign currency translation adjustment has not been tax effected as investments in foreign affiliates are deemed to be permanent.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Note L —  Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its various stock option plans (“option plans”). If compensation expense for the company’s option plans had been determined based upon fair value at the grant dates for awards under the option plans in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation,” the company’s pro forma net loss and basic and diluted loss per share would have been as follows (in thousands except per share data):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss, as reported	$(6,234)	$(11,117)	$ (312)	$(618,076)
Less: Impact of stock-based employee
compensation expense determined
under fair value method, net of
related taxes	(2,454)	(2,427)	(7,567)	(7,705)

Pro forma net loss	$(8,688)	$(13,544)	$(7,879)	$(625,781)

Net loss per basic and diluted
share:
As reported	$ (.06)	$ (.11)	$ —	$ (6.20)

Pro forma	$ (.09)	$ (.14)	$ (.08)	$ (6.27)

Note M — Contingencies

In April 2000, the company purchased Tekelec, a French company, from Airtronic and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11,327,000 ($13,002,000 at the quarter-end exchange rate), including penalties and interest (the “VAT Matter”); (ii) a product liability claim in the amount of €11,333,000 ($13,008,000); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €467,000 ($536,000). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France, and Airtronic has elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and has asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. Arrow believes that it has valid defenses to this claim and intends to vigorously defend these proceedings.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

During 2003, judgments were rendered in favor of the former employees and Tekelec, while appealing, has been ordered to pay damages in the amount of €364,000 ($418,000). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights for indemnification vigorously.

Airtronic, a privately held French company, has recently obtained an extension until December 31, 2003 to file its 2002 financial statements. Consequently, no current financial information about Airtronic is available. In light of the company’s current inability to assess Airtronic’s ability to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of $13,002,000 ($.13 per share on a basic and diluted basis) was recognized.

In connection with the purchase of Wyle Electronics (“Wyle”) from the VEBA group in 2000, the company assumed the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for any environmental clean-up costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s subsequent purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories.

The company is aware of two Wyle Laboratories facilities at which contaminated groundwater has been identified, with respect to each of which remediation, in form and cost are as yet undetermined, may be required. In addition, Wyle Laboratories has been named a defendant in a putative class action regarding, among other things, the environmental impact of its past operations at one of those sites, at Norco, California. The company and Wyle Laboratories have entered into a voluntary consent decree with the California Department of Toxic Substance Control regarding the clean-up at Norco. The scope of work under the consent decree has not yet been finalized and the associated costs have therefore not yet been determined. Wyle Laboratories has demanded indemnification with respect to the sites and the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly-traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities. In 2002, E.ON AG had sales of €37,000,000,000 (approximately $34,879,000,000 at the 2002 average exchange rate) and assets in excess of €113,000,000,000 (approximately $117,954,000,000 at the year-end exchange rate). E.ON AG has yet to acknowledge liability in respect of the Wyle sites, and discussions between E.ON AG and the company are ongoing.

In addition, the United States Environmental Protection Agency has named the company as a de minimis potentially responsible party at a Superfund site in Whittier, California in connection with Wyle’s transmission of certain materials to a recycling operation prior to 1995.

The company believes that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites or the Whittier, California Superfund site and any related litigation is covered by the VEBA indemnification (except, under the terms thereof, for 15 percent of the first $3,000,000 of all environmental claims in the aggregate, or $450,000). Further, the company believes that even in the absence of the VEBA

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

indemnification, potential remediation costs associated with the sites would not have a material adverse impact on the company’s financial position, liquidity, or results of operations.

From time to time in the normal course of business the company may become liable with respect to other pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

Note N — Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes NACP together with Nordic Microtronica, UK Microtronica, ATD (in Iberia), and Arrow Computer Products (in France). Certain prior year amounts have been reclassified to conform with current year presentation.

Revenues and operating income, by segment, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003 (a)	2002	2003 (b)	2002 (c)
Revenues:
Electronic Components	$ 1,578,987	$ 1,315,337	$ 4,643,426	$ 4,004,983
Computer Products	516,258	496,002	1,555,063	1,494,212

Consolidated	$ 2,095,245	$ 1,811,339	$ 6,198,489	$ 5,499,195

Operating income:
Electronic Components	$ 61,940	$ 44,291	$ 166,551	$ 143,676
Computer Products	13,349	10,333	47,640	34,987
Corporate	(41,105)	(16,802)	(104,377)	(55,754)

Consolidated	$ 34,184	$ 37,822	$ 109,814	$ 122,909

(a)	Corporate includes an acquisition indemnification charge of $13,002,000 and a restructuring charge of $9,100,000.

(b)	Corporate includes an acquisition indemnification charge of $13,002,000, restructuring charges of $30,342,000, and an integration charge of $6,904,000.

(c)	Corporate includes a severance charge of $5,375,000.

Total assets, by segment, are as follows (in thousands):

	September 30, 2003	December 31, 2002
Electronic Components	$3,789,379	$3,404,156
Computer Products	545,356	609,652
Corporate	701,620	653,797

Consolidated	$5,036,355	$4,667,605

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2003
(Unaudited)

Revenues, by geographic area, are as follows (in thousands):

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2003	2002	2003	2002
Americas	$1,257,484	$1,067,623	$3,585,146	$3,216,810
Europe	642,056	587,050	2,040,589	1,798,575
Asia/Pacific	195,705	156,666	572,754	483,810

Consolidated	$2,095,245	$1,811,339	$6,198,489	$5,499,195

Total assets, by geographic area, are as follows (in thousands):

	September 30, 2003	December 31, 2002
Americas	$2,863,008	$2,619,996
Europe	1,799,848	1,717,709
Asia/Pacific	373,499	329,900

Consolidated	$5,036,355	$4,667,605

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Sales

Consolidated sales of $2.1 billion and $6.2 billion for the third quarter and first nine months of 2003, respectively, increased by $283.9 million (15.7 percent) and $699.3 million (12.7 percent), respectively, compared with the year-earlier periods. Sales in the Americas increased by $191.4 million (18.0 percent) and $367.7 million (11.5 percent), respectively, in the third quarter and first nine months of 2003 compared with the year-earlier periods principally due to an increase in sales of electronic components. European sales increased by $55.0 million (9.4 percent) and $242.0 million (13.5 percent), respectively, in the third quarter and first nine months of 2003 compared with the year-earlier periods principally as a result of the impact of a weakening U.S. dollar on the translation of the company’s European financial statements. Asia/Pacific sales increased by $39.0 million (24.9 percent) and $88.9 million (18.4 percent), respectively, in the third quarter and first nine months of 2003 compared with the year-earlier periods as a result of improved market conditions, as well as the company’s increased focus in this region. The consolidated increase in sales was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased revenues of $63.1 million and $268.4 million in the third quarter and first nine months of 2003, respectively, compared with the year-earlier periods, due to a weakening U.S. dollar.

Sales of electronic components increased by $263.7 million (20.0 percent) and $638.4 million (15.9 percent) for the third quarter and first nine months of 2003, respectively, compared with the year-earlier periods. Sales in the North American Components business increased by 26.1 percent and 16.0 percent for the third quarter and first nine months of 2003, respectively, compared with the year-earlier periods. This increase was primarily a result of the acquisition of the Industrial Electronics Division (“IED”) of Pioneer-Standard Electronics, Inc. in late February 2003. The remaining factors impacting the overall increase in worldwide sales of electronics components include the aforementioned impact of foreign exchange and increased sales in the Asia/Pacific region as well as increased sales to North American contract manufacturers.

Computer products sales for the third quarter and first nine months of 2003 increased by $20.3 million (4.1 percent) and $60.9 million (4.1 percent), respectively, compared with the year-earlier periods. Sales in the North America Enterprise Computing Solutions business increased by 9.1 percent and 13.0 percent for the third quarter and first nine months of 2003, respectively, compared with the year-earlier periods. Sales in the computer products’ original equipment manufacturers (“OEM”) business increased by 11.7 percent and 8.3 percent, respectively, for the third quarter and first nine months of 2003 compared with the year-earlier periods. The OEM market continues to be impacted by reduced activity levels at large complex telecommunications and networking companies. These increases were offset, in part, by the decrease in sales of the Nordic Computer Products business of 61.3 percent and 20.3 percent for the third quarter and nine months of 2003, respectively, compared with the year-earlier periods, resulting from the disposal of this business in the current quarter.

Gross Profit

The company recorded gross profit of $343.6 million and $1.0 billion, respectively, in the third quarter and first nine months of 2003, compared with gross profit of $308.6 million and $942.7 million in the respective year-earlier periods. The increase in gross profit was principally due to the increase in sales in the third quarter and first nine months of 2003. The gross profit margin for the third quarter and first nine months of 2003 decreased by approximately 60 basis points and 40 basis points, respectively, when compared with the year-earlier periods. The decrease in gross profit percentage was due primarily to margin pressures in the components businesses around the world.

Restructuring, Integration, and Other Charges

Restructuring

During the first nine months of 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75.0 million, of which approximately $17.0 million was realized in the first six months of 2003 and approximately $20.0 million was realized in the third quarter of 2003. The estimated restructuring charges associated with these actions total $38.5 million with $21.2 million ($14.4 million net of related taxes or $.14 per share on a basic and diluted basis) recorded in the first six months of 2003 and $9.1 million ($6.3 million net of related taxes or $.06 per share on a basic and diluted basis) recorded in the third quarter of 2003. The remaining amount of approximately $8.2 million will be recorded over the next several quarters. Approximately $33.8 million of the charge is expected to be spent in cash.

The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges consisted primarily of severance costs relating to the elimination of approximately 930 positions, or 8 percent, out of a worldwide total of 11,700 positions and a further rationalization of the company’s physical logistics network. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions. As part of the physical logistics network rationalization, two primary distribution centers in England will be closed, and their operations will be centralized in the newer, state-of-the-art, pan-European facility in Venlo, the Netherlands, over the next several months. In addition, the primary distribution center in Brookhaven, New York will also be closed, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic Computer Products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

Integration

In the first quarter of 2003, the company recorded integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share on a basic and diluted basis), relating primarily to severance costs for the company’s employees, was charged to the loss from continuing operations and $11.5 million ($9.2 million net of related taxes) relating primarily to severance costs for IED employees and professional fees, was recorded as additional goodwill. Approximately $18.2 million of the integration costs is expected to be spent in cash.

The remaining restructuring and integration charges of $50.5 million as of September 30, 2003, of which $36.1 million is expected to be spent in cash, will be utilized as follows:

—

The personnel accruals of $9.6 million will be principally utilized to cover costs associated with the termination of personnel resulting from the 2003 restructurings and the IED acquisition, as well as international personnel costs relating to prior restructurings which are expected to be spent over the next 12 months.

—

The facilities accruals totaling $24.1 million relate to terminated leases with expiration dates through 2010. Approximately $2.6 million is expected to be paid before the end of 2003. The minimum lease payments for these leases are approximately $7.3 million in 2004, $5.6 million in 2005, $4.9 million in 2006, $1.3 million in 2007, and $2.4 million thereafter.

—

The customer termination accrual of $5.4 million relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized by the end of 2004.

—

Asset and inventory write-downs of $1.6 million relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2003.

—

IT and Other of $9.8 million primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to investment banking and legal and accounting services with expected utilization dates through 2005. Approximately $4.4 million is expected to be utilized in 2003, $3.7 million in 2004, and $1.7 million in 2005.

Acquisition Indemnification

In April 2000, the company purchased Tekelec Europe SA (“Tekelec”), a French company, from Tekelec Airtronic SA (“Airtronic”) and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11.3 million ($13.0 million at the quarter-end exchange rate), including penalties and interest (the “VAT Matter”); (ii) a product liability claim in the amount of €11.3 million ($13.0 million); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €.5 million ($.5 million). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France, and Airtronic has elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and has asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. Arrow believes that it has valid defenses to this claim and intends to vigorously defend these proceedings.

During 2003, judgments were rendered in favor of the former employees and Tekelec, while appealing, has been ordered to pay damages in the amount of €.4 million ($.4 million). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights for indemnification vigorously.

Airtronic, a privately held French company, has recently obtained an extension until December 31, 2003 to file its 2002 financial statements. Consequently, no current financial information about Airtronic is available. In light of the company’s current inability to assess Airtronic’s ability to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of $13.0 million ($.13 per share on a basic and diluted basis) was recognized.

Loss on Prepayment of Debt

During the third quarter of 2003, the company repurchased $154.9 million accreted amount of zero coupon convertible debentures due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3.3 million ($2.0 million net of related taxes or $.02 per share on a basic and diluted basis), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in the loss from continuing operations in the company’s consolidated statement of operations.

During the first nine months of 2003, the company repurchased $84.8 million principal amount of 8.2% senior notes, due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the dates of the repurchases through the 2003 maturity date.

During the third quarter and first nine months of 2002, the company repurchased $307.5 million principal amount of senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $18.8 million ($11.6 million net of related taxes or $.11 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $26.5 million from the dates of the repurchases through the 2003 maturity date. As required by FASB Statement No. 145, “Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations.

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company’s North American Computer Products group that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. The total cash proceeds of $42.9 million, after price adjustments, have been collected. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The disposition of the Gates/Arrow operation represents a disposal of a “component of an entity” as defined in Financial Accounting Standards Board (“FASB”) Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Accordingly, the first nine months of 2002 includes income from discontinued operations of $.2 million, net of related taxes.

The company recorded a loss of $6.1 million (net of related taxes of $4.1 million or $.06 per share on a basic and diluted basis) on the disposal of Gates/Arrow.

Change in Accounting Principle

In June 2001, the FASB issued Statement No. 142, “Goodwill and Other Intangible Assets.” This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units’ fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units’ assets and liabilities were inventory, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002. All remaining and future acquired goodwill will be subject to an impairment test in the fourth quarter of each year, or earlier if indicators of potential impairment exist.

As a result of the evaluation process performed during the second quarter of 2002 as required by Statement No. 142, the company recorded an impairment charge of $603.7 million ($6.05 per share on a basic and diluted basis), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002.

Operating Income

The company recorded operating income of $34.2 million and $109.8 million in the third quarter and first nine months of 2003, respectively, compared with operating income of $37.8 million and $122.9 million in the respective year-earlier periods. Included in operating income for the third quarter of 2003 are the aforementioned acquisition indemnification charge of $13.0 million and restructuring charge of $9.1 million. Included in operating income for the first nine months of 2003 are the aforementioned acquisition indemnification charge of $13.0 million, restructuring charges of $30.3 million, and integration charge of $6.9 million. The first nine months of 2002 include the aforementioned severance charge of $5.4 million.

The decrease in operating income for the third quarter of 2003 compared with the year-earlier period is primarily due to the aforementioned integration, restructuring, and acquisition indemnification charges, offset in part by the increase in sales and reduction of operating expenses as a percentage of sales. Operating income for the first nine months of 2003 decreased as compared to the year-earlier period primarily as a result of the aforementioned acquisition indemnification, integration, and restructuring charges recorded in 2003.

Operating expenses increased by $38.6 million and $104.1 million in the third quarter and first nine months of 2003, respectively, compared with the year-earlier periods. The increase in operating expenses is principally due to the aforementioned charges, the acquisition of IED, unfavorable foreign exchange impact, and variable expenses tied to changes in the mix of sales between components and computer products offset, in part, by the cost savings realized from the current year restructurings.

Interest Expense

Net interest expense of $36.2 million and $101.4 million in the third quarter and first nine months of 2003, respectively, decreased from $38.4 million and $120.4 million in the respective year-earlier periods due to lower debt balances as a result of the generation of cash from operations during the current periods offset, in part, by the loss of interest income from the cash utilized to pay for the acquisition of IED together with declining interest rates on high quality liquid investments. The decrease was also offset by the additional interest paid as a result of the incremental debt resulting from the issuance of the 6.875% senior notes.

Income Taxes

The company recorded an income tax provision of $2.9 million on a loss before income taxes and minority interest of $3.6 million and a provision of $5.6 million on income before income taxes and minority interest of $5.4 million for the third quarter and first nine months of 2003, compared with a benefit from income taxes from continuing operations of $7.0 million on a loss before income taxes and minority interest of $18.3 million and a tax benefit of $5.6 million on a loss before income taxes and minority interest of $14.3 million in the comparable year-earlier periods. The principal reason for recording an income tax provision on a loss is that the acquisition indemnification charge is not deductible for tax purposes. In addition, the income taxes recorded in 2003 and 2002 were impacted by the estimated tax benefit related to the aforementioned restructuring charges. The company’s effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Loss

The company recorded a net loss of $6.2 million and $.3 million in the third quarter and first nine months of 2003 compared with net losses of $11.1 million and $618.1 million in the third quarter and first nine months of 2002. Included in the results for the third quarter of 2003 are the acquisition indemnification charge, restructuring charge and loss on prepayment of debt. Included in the results for the first nine months of 2003 are the aforementioned acquisition indemnification, restructuring and integration charges, and the loss on prepayment of debt. Included in the results for the third quarter of 2002 is the loss on prepayment of debt. Included in the results for the first nine months of 2002 are the aforementioned severance charge, loss from discontinued operations, loss on prepayment of debt, and goodwill impairment charge resulting from a change in accounting principle.

The company recorded losses from continuing operations of $6.2 million in the third quarter of 2003 and losses from continuing operations of $.3 million for the first nine months of 2003, compared with net losses from continuing operations of $11.1 million and $8.5 million in the third quarter and first nine months of 2002. The decrease in the loss from continuing operations is principally due to the increase in sales, primarily as a result of the acquisition of IED, cost savings realized from the aforementioned restructuring efforts, a decrease in interest expense, and the decrease in losses on the prepayment of debt, offset, in part, by the aforementioned acquisition indemnification, restructuring, and integration charges, the decrease in gross profit margins, and the increase in operating expenses as a result of the acquisition of IED.

Liquidity and Capital Resources

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 57 percent and 55 percent at September 30, 2003 and December 31, 2002, respectively. At September 30, 2003, cash and short-term investments decreased to $677.9 million from $694.1 million at December 31, 2002 primarily as a result of $226.0 million utilized to pay for the acquisition of IED, $90.2 million used to repurchase senior notes due in October 2003, and $154.4 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $346.3 million from the June 2003 senior note offering and lower working capital requirements. During the first nine months of 2003, free cash flow (defined as cash from operations less capital expenditures) was $118.2 million.

The net amount of cash provided by the company’s operating activities during the first nine months of 2003 was $140.0 million, principally a result of earnings from operations, net of the cash component of the acquisition indemnification charge, restructuring charges, and integration charge, as well as the receipt of tax refunds related to 2002, offset, in part, by working capital required to support the increase in sales. The net amount of cash used for investing activities was $251.3 million, including $231.3 million for consideration paid for acquired businesses and $21.8 million for various capital expenditures. The net amount of cash provided by financing activities was $75.7 million, primarily reflecting the net proceeds of $346.3 million from the June 2003 senior note offering offset, in part, by $90.2 million used to prepay senior notes due in the fourth quarter of 2003, $154.9 million used to repurchase the zero coupon convertible debentures, and the repayment of short-term debt.

The net amount of cash provided by the company’s operating activities during the first nine months of 2002 was $587.3 million, principally reflecting lower working capital requirements as a result of lower sales. In addition, the company was able to improve net working capital utilization during the period. The net amount of cash used for investing activities was $64.8 million, including $111.7 million for consideration paid for acquired businesses and $34.4 million for various capital expenditures offset, in part, by the cash proceeds of $38.5 million from the sale of Gates/Arrow and the partial prepayment of a note receivable of $41.7 million. The net amount of cash used for financing activities was $381.3 million, primarily reflecting $313.5 million used for the early retirement of senior notes due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

During the third quarter of 2003, the company repurchased $154.9 million accreted amount of zero coupon convertible debentures due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3.3 million ($2.0 million net of related taxes or $.02 per share on a basic and diluted basis), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in the loss from continuing operations in the company’s consolidated statement of operations.

In June 2003, the company completed the sale of $350.0 million principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346.3 million were used to repay the company’s 8.2% senior notes which matured in October 2003 and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted the third quarter loss by $4.7 million ($2.9 million net of related taxes).

During the first nine months of 2003, the company repurchased $84.8 million principal amount of 8.2% senior notes, due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the dates of the repurchases through the 2003 maturity date.

The company utilized $192.0 million of the proceeds from the 6.875% senior note offering to repay the outstanding principal amount of the 8.2% senior notes which matured on October 1, 2003.

In February 2003, the company acquired substantially all of the assets of IED. The net cost of this acquisition was $226.0 million, subject to adjustment based upon an audit of the assets and liabilities being acquired. The company expects this acquisition to improve earnings by $.20 per share annually after the first full year following completion of the integration.

In February 2003, the company amended its three-year revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants and a reduction in the size of the facility from $625.0 million to $450.0 million. The three-year revolving credit facility, as amended, bears interest at the applicable eurocurrency rate plus a margin which is based on facility utilization and other factors. At September 30, 2003 and December 31, 2002, the company had no outstanding borrowings under this facility.

In February 2003, the company renewed its asset securitization program (the “program”) and made certain changes to the terms of the program, including a reduction in the size of the program from $750.0 million to $550.0 million. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At September 30, 2003 and December 31, 2002, there were no receivables sold to and held by third parties under the program and accordingly, the company had no obligations outstanding under the program. The company has not utilized this facility since June 2001.

During the third quarter and first nine months of 2002, the company repurchased $307.5 million principal amount of senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $18.8 million ($11.6 million net of related taxes or $.11 per share on a basic and diluted basis), and is recognized in the loss from continuing operations in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $26.5 million from the dates of the repurchases through the 2003 maturity date. As required by FASB Statement No. 145, the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations.

During the first nine months of 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75.0 million, of which approximately $17.0 million was realized in the first six months of 2003 and approximately $20.0 million was realized in the third quarter of 2003. The estimated restructuring charges associated with these actions total $38.5 million with $21.2 million ($14.4 million net of related taxes or $.14 per share on a basic and diluted basis) recorded in the first six months of 2003 and $9.1 million ($6.3 million net of related taxes or $.06 per share on a basic and diluted basis) recorded in the third quarter of 2003. The remaining amount of approximately $8.2 million will be recorded over the next several quarters. Approximately $33.8 million of the charge is expected to be spent in cash.

The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges consisted primarily of severance costs relating to the elimination of approximately 930 positions, or 8 percent, out of a worldwide total of 11,700 positions and a further rationalization of the company’s physical logistics network. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions. As part of the physical logistics network rationalization, two primary distribution centers in England will be closed, and their operations will be centralized in the newer, state-of-the-art, pan-European facility in Venlo, the Netherlands, over the next several months. In addition, the primary distribution center in Brookhaven, New York will also be closed, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic Computer Products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

In a limited number of instances the company is contractually required to purchase the shareholder interest held by others in its majority (but less than 100 percent) owned subsidiaries. Such payments, which are dependent upon the occurrence of certain events and the passage of time, are to be based upon a multiple of earnings (as defined in the relevant agreements) over a contractually determined period and, in certain instances, capital structure. In most instances the amount to be paid will not be less than the book value of the shares. During the first nine months of 2003, the company made such payments, which were principally capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the minority interest, in the amounts of $2.1 million to increase its ownership interest in Arrow Components (NZ) Limited from 75 percent to 100 percent; $.5 million to increase its ownership interest in Dicopel US and Dicopel SA from 60 percent to 70 percent; and $2.8 million to increase its ownership interest in Components Agent (Cayman) Limited from 90 percent to 100 percent. Based upon the performance of the remaining businesses with potential contractual payments through September 30, 2003, such payments would be approximately $5.8 million, which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. These remaining contractual payment amounts will change as the performance of these subsidiaries change.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, the effects of additional actions taken to lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company’s policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets which need to be hedged by foreign exchange contracts will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at September 30, 2003 and December 31, 2002 was $182.8 million and $264.8 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2003 and December 31, 2002. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first nine months of 2003 as compared with the average rates for 2002, sales and operating income would have been approximately $268.4 million and $14.4 million lower, respectively, than the reported results for 2003. Sales and operating income would have fluctuated by approximately $188.0 million and $8.4 million, respectively, if average foreign exchange rates changed by ten percent in the first nine months of 2003. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company has from time-to-time used interest rate swaps that convert certain fixed rate debt to floating rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. During 2002, as a result of significant generation of operating cash flow, the company paid down nearly all of its floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at September 30, 2003, approximately 87 percent of the company’s debt was subject to fixed rates, and 13 percent of its debt was subject to floating rates. Interest expense, net of interest income, would have fluctuated by approximately $2.2 million if average interest rates changed by one percentage point in the first nine months of 2003. This amount was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4.    Controls and Procedures.

The company’s chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2003. Based on such evaluation, they have concluded that, as of September 30, 2003, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no significant changes in the company’s internal controls over financial reporting or in other factors that could significantly affect the company’s internal controls over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)	Exhibits

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

Subsequent to filing the June 30, 2003 Form 10-Q, the company filed the following Current Reports on Form 8-K:

Date of Report	Item Reported
October 17, 2003	Notice of temporary suspension of trading under the company's Employee Benefits Plan

October 23, 2003	Press release announcing the company's third quarter 2003 results

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: November 13, 2003	By: /s/ Paul J. Reilly

Paul J. Reilly Vice President and Chief Financial Officer