Form 10-K/A
period 2002-12-31
ARROW ELECTRONICS INC
filed 2004-02-17
CIK 7536

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                                AMENDMENT NO. 1

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                   For the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

              For the transition period from _________ to _________

                          Commission file number 1-4482

                             ARROW ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            New York                                         11-1806155
--------------------------------                        -----------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification Number)

50 Marcus Drive, Melville, New York                               11747
-----------------------------------                     -----------------------
(Address of principal executive                               (Zip Code)
 offices)

Registrant's telephone number, including area code: 631-847-2000

Securities registered pursuant to Section 12(b) of the Act:

                                                       NAME OF EACH EXCHANGE ON
TITLE OF EACH CLASS                                        WHICH REGISTERED
--------------------------------                       ------------------------
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

         Common Stock, $1 par value: 100,831,609 shares outstanding at February 28, 2003.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 22, 2003 (incorporated in Part III).

                                EXPLANATORY NOTE

         This Amendment No. 1 on Form 10-K/A amends the "Report of Ernst & Young LLP, Independent Auditors" on page 24 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, which was previously filed by Arrow Electronics, Inc. with the Securities and Exchange Commission on March 27, 2003.

ITEM 8.     FINANCIAL STATEMENTS

         Reference is made to the consolidated financial statements of Arrow Electronics, Inc. included under the caption "Item 8. Financial Statements" in the Company's Annual Report on Form 10-K , and to the independent auditors report on those consolidated financial statements at December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002 included therein and to the independent auditors report on those consolidated financial statements included herein.

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

As discussed in Note 6 to the Consolidated Financial Statements, on January 1, 2002 Arrow Electronics, Inc. adopted Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets".

/s/ ERNST & YOUNG LLP

New York, New York
February 13, 2003

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         ARROW ELECTRONICS, INC.

                                         By: /s/ Peter S. Brown
                                             ----------------------
                                             Peter S. Brown
                                             Senior Vice President
                                             February 17, 2004

                                INDEX TO EXHIBITS

EXHIBIT:

23       Consent of Independent Auditors.

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