Form 10-Q/A
period 2003-09-30
ARROW ELECTRONICS INC
filed 2004-02-17
CIK 7536

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A
                                 AMENDMENT NO. 1

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

                                       OR

           [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                              EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM ____________ TO ____________

                         COMMISSION FILE NUMBER: 1-4482

                             ARROW ELECTRONICS, INC.
             ------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

          NEW YORK                                     11-1806155
-------------------------------          ---------------------------------------
(State or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

  50 MARCUS DRIVE, MELVILLE, NEW YORK                                  11747
----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)

                                 (631) 847-2000
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock, $1 par value: 100,880,925 shares outstanding at October 31, 2003.

================================================================================

                                EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to our quarterly report for the period ended September 30, 2003 solely for the purpose of amending and restating Item 4 of Part I, Financial Information. The complete text of Item 4, as amended is set forth herein. In addition, in connection with the filing of this Amendment No. 1 and pursuant to Rule 12b-15, we are including certain currently dated certifications. The remainder of the Form 10-Q is unchanged and is not reproduced in this Amendment No. 1. The Amendment No. 1 speaks as of the original filing date of the Form 10-Q and does not reflect events occurring after the filing of the original Form 10-Q, or modify or update the disclosures therein in any way other than as required to reflect the amendment set forth below.

ITEM 4. CONTROLS AND PROCEDURES.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of September 30, 2003. Based on such evaluation, they have concluded that, as of September 30, 2003, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company's internal controls over financial reporting or in other factors that has or is reasonably likely to materially affect the company's internal controls over financial reporting during the period covered by this quarterly report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           ARROW ELECTRONICS, INC.

Date: February 17, 2004                    By: /s/ Paul J. Reilly
                                           -------------------------------------
                                           Paul J. Reilly
                                           Vice President and Chief
                                           Financial Officer

                                    EXHIBITS

Exhibits:

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