Form 10-K
period 2003-12-31
ARROW ELECTRONICS INC
filed 2004-03-15
CIK 7536

Form 10-K
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the fiscal year ended December 31, 2003

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

The aggregate market value of voting stock held by non-affiliates of the registrant as of June 30, 2003 was $1,494,656,218.

Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

Common Stock, $1 par value: 115,045,505 shares outstanding at February 27, 2004.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 27, 2004 (incorporated in Part III).

TABLE OF CONTENTS

PART I

   Item 1.   Business.
   Item 2.   Properties
   Item 3.   Legal Proceedings
   Item 4.   Submission of Matters to a Vote of Security Holders

PART II

   Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters
   Item 6.   Selected Financial Data
   Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations
   Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
   Item 8.   Financial Statements and Supplementary Data
   Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

   Item 9A.  Controls and Procedures

PART III

   Item 10.  Directors and Executive Officers of the Registrant
   Item 11.  Executive Compensation
   Item 12.  Security Ownership of Certain Beneficial Owners and Management
   Item 13.  Certain Relationships and Related Transactions
   Item 14.  Principal Accounting Fees and Services

PART IV

   Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   Signatures

TABLE OF CONTENTS

		Page
	PART I

Item 1.	Business	3
Item 2.	Properties	7
Item 3.	Legal Proceedings	7
Item 4.	Submission of Matters to a Vote of Security Holders	7

	PART II

Item 5.	Market for Registrant's Common Equity and
	Related Stockholder Matters	8
Item 6.	Selected Financial Data	9
Item 7.	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	10
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 8.	Financial Statements and Supplementary Data	30
Item 9.	Changes in and Disagreements with Accountants on
	Accounting and Financial Disclosure	70
Item 9A.	Controls and Procedures	70

	PART III

Item 10.	Directors and Executive Officers of the Registrant	72
Item 11.	Executive Compensation	72
Item 12.	Security Ownership of Certain Beneficial Owners and
	Management	72
Item 13.	Certain Relationships and Related Transactions	72
Item 14.	Principal Accounting Fees and Services	72

	PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on
	Form 8-K	73

Signatures	82

PART I

Item 1. Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a major global provider of products, services, and solutions to industrial and commercial users of electronic components and computer products. The company is one of the electronics distribution industry's leaders in operating systems, employee productivity, value-added programs, and total quality assurance. Over 600 suppliers market their products through Arrow.

Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, programming and assembly services, inventory management, a comprehensive suite of online supply chain tools, and design services.

Arrow's diverse worldwide customer base consists of original equipment manufacturers (OEMs), contract manufacturers (CMs), and commercial customers. OEMs include manufacturers of computer and office products, industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, aircraft and aerospace equipment, and scientific and medical devices. Commercial customers are mainly value-added resellers (VARs) and OEMs of computer systems.

The company maintains over 200 sales facilities and 18 distribution centers in 41 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

The company's global electronic components business, the largest distributor of electronic components and related services in the world, spans the world's three largest electronics markets — the Americas, Europe, and the Asia/Pacific region. The Americas Components group includes five targeted sales and marketing organizations in the United States and Canada, as well as operations in Argentina, Brazil, and Mexico. The European components group is divided into three regions:

-	Northern Europe, serving Denmark, Estonia, Finland, Ireland, Norway, Scotland, the Republic of South Africa, Sweden, and the United Kingdom.

-	Central Europe, serving Austria, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, and Switzerland.

-	Southern Europe, serving France, Greece, Israel, Italy, Portugal, Slovenia, Spain, and Turkey.

In the Asia/Pacific region, Arrow operates in Australia, Hong Kong, India, Malaysia, New Zealand, the People's Republic of China, the Philippines, Singapore, Korea, Taiwan, and Thailand.

Arrow's North American Computer Products group ("NACP") is a leading distributor of enterprise and embedded computing systems, as well as storage and software, to resellers and OEM customers in North America. NACP consists of the Enterprise Computing Solutions group, which serves resellers, and the OEM Computer Solutions group, which serves industrial OEM customers.

The company distributes a broad range of electronic components, computer products, and related equipment. About 54% of the company's consolidated sales consist of semiconductor products and related services. Industrial and commercial computer products and related services, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, software, monitors, printers, flat panel displays, system chassis and enclosures, controllers, and communication control equipment, account for about 29% of sales. Arrow's remaining sales are of passive, electromechanical, and interconnect products, principally capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

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

The company and its affiliates serve over 150,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include principally VARs and OEMs. No single customer accounted for more than 2% of the company's 2003 sales.

Most of the company's customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The electronic components and other products offered by the company are sold by field sales representatives, who regularly call on customers in assigned market areas, and by telephone from the company's selling locations, by inside sales personnel with access to pricing and stocking data provided by computers on which orders are accepted and processed. Each of the company's North American selling locations, warehouses, and primary distribution centers is electronically linked to the company's central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company's international operations have similar online, real-time computer systems and they can access the company's Worldwide Stock Check System, which provides access to the company's online, real-time inventory system.

The company sells the products of over 600 manufacturers. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products currently sold by the company are available from other sources at competitive prices. Most of the company's purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 61% of the company's inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers' price reductions. Write-downs of inventories to market value are based upon contractual provisions which typically provide certain protections to the company for product obsolescence and price erosion in the form of rights of return and price protection. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers' list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit a defined portion of those inventory items purchased within a designated period of time.

A manufacturer who elects to terminate a distributor agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2003, this type of repurchase arrangement covered approximately 85% of the company's inventory. While these
4

industry practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

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

The company, incorporated in New York in 1946, and its affiliates employed over 11,200 employees worldwide as of December 31, 2003.

Available Information

The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, and amendments to any of these reports available through its Internet site ( http://www.arrow.com ) as soon as reasonably practicable after the company files such material with the Securities and Exchange Commission ("SEC"). The information posted on the company's Internet site is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains an Internet site (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Executive Officers

The following table sets forth the names, ages, and the positions and offices with the company held by each of the executive officers of the company as of March 5, 2004:

Name	Age	Position or Office Held

William E. Mitchell	60	President and Chief Executive Officer
Betty Jane Scheihing	55	Senior Vice President
Peter S. Brown	53	Senior Vice President and General Counsel
Germano Fanelli	56	President of Arrow Electronics EMEASA
		(Europe, Middle East, Africa and South America)
Harriet Green	42	President of Arrow Asia/Pacific
Brian McNally	45	President of North American Components
Michael J. Long	45	Vice President and President of North
		American Computer Products
Paul J. Reilly	47	Vice President and Chief Financial Officer
Jan M. Salsgiver	47	Vice President of Global Strategy and Operations
Mark F. Settle	53	Vice President and Chief Information Officer
Susan M. Suver	44	Vice President of Global Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

William E. Mitchell was appointed President and Chief Executive Officer of the company in February 2003. Prior thereto, he served as Executive Vice President of Solectron Corporation and President of Solectron Global Services, Inc. since March 1999 and previously served as Chairman, President and Chief Executive Officer of Sequel, Inc. since 1995.

Betty Jane Scheihing has been a Senior Vice President of the company since May 1996.

Peter S. Brown has been a Senior Vice President of the company and General Counsel since September 2001. Prior to joining the company, he served as the managing partner of the London office of the law firm of Pillsbury Winthrop LLP (formerly, Winthrop, Stimson, Putnam, & Roberts) for more than five years.

Germano Fanelli was appointed President of Arrow Electronics EMEASA in January 2004. Prior thereto, he served as Managing Director of Southern Europe for more than five years.

Harriet Green was appointed President of Arrow Asia/Pacific in March 2004. Prior thereto, she served in several executive positions, including Managing Director of Northern Europe, President of the company's Contract Manufacturing Services (CMS) Distribution group, and most recently, Vice President of Worldwide Supplier Marketing.

Brian McNally was appointed President of North American Components in March 2004. Prior thereto, he served in several executive positions including President of the company's CMS Distribution group and Managing Director of Northern Europe.

Michael J. Long has been President and Chief Operating Officer of NACP since July 1999. In addition, he has been a Vice President of the company for more than five years.

Paul J. Reilly has been Chief Financial Officer since October 2001 and has served as a Vice President of the company for more than five years.

Jan M. Salsgiver was appointed Vice President of Global Strategy and Operations in March 2004. Prior thereto, she served as President of the Americas Components group since July 1999 and as President of the Arrow Supplier Services Group since its inception in January 1998. In addition, she has been a Vice President of the company for more than five years.

Mark F. Settle has been a Vice President of the company and Chief Information Officer since November 2001. Prior to joining the company, he served as
6

Executive Vice President, Systems and Processing at Visa International since April 1999 and previously served as Chief Information Officer at Occidental Petroleum Corporation since February 1997.

Susan M. Suver was appointed Vice President of Global Human Resources in March 2004. Prior thereto, she served as Vice President of Global Organizational Development. Prior to joining the company in October 2001, she held the position of Vice President, Organizational Effectiveness Communications at Phelps Dodge Corporation.

Item 2.   Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company's executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease. The company owns 18 locations throughout the Americas, Europe, and the Asia/Pacific region. The company occupies over 270 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.

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

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters.

Market Information

The company's common stock is listed on the New York Stock Exchange (trading symbol: "ARW"). The high and low sales prices during each quarter of 2003 and 2002 were as follows:

Year
	High	Low

2003:
Fourth Quarter	$24.36	$17.85
Third Quarter	21.49	14.75
Second Quarter	18.13	14.23
First Quarter	16.04	11.45

2002:
Fourth Quarter	$16.78	$8.60
Third Quarter	20.85	12.30
Second Quarter	28.56	18.61
First Quarter	32.97	26.08

Holders

On February 27, 2004, there were approximately 3,000 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2003 or 2002. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

 Item 6.   Selected Financial Data.

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this annual report:

SELECTED FINANCIAL DATA (a)

(In thousands except per share data)

For the year ended:	2003 (b)	2002 (c)	2001 (d)	2000	1999 (e)

Sales	$8,679,313	$7,390,154	$9,487,292	$12,065,283	$8,325,401

Operating income	$184,045	$167,530	$152,670	$773,193	$326,169

Income (loss) from
continuing operations	$25,700	$(862)	$(75,587)	$351,934	$115,379

Income (loss) per share
from continuing
operations:
Basic	$.26	$(.01)	$(.77)	$3.64	$1.21

Diluted	$.25	$(.01)	$(.77)	$3.56	$1.20

At year-end:
Accounts receivable
and inventories	$3,098,213	$2,579,833	$2,762,679	$5,419,476	$2,890,365
Total assets	5,332,988	4,667,605	5,358,984	7,604,541	4,483,255
Long-term debt	2,016,627	1,807,113	2,441,983	3,027,671	1,553,421
Shareholders' equity	1,505,331	1,235,249	1,766,461	1,913,748	1,550,529

(a)

The disposition of the Gates/Arrow operation in May 2002 represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board ("FASB") Statement No. 144. Accordingly, 1999 through 2001 have been restated to reflect Gates/Arrow as a discontinued operation.

(b)

Operating income and income from continuing operations include an acquisition indemnification charge of $13.0 million ($.13 per share) relating to an acquisition in France in 2000, restructuring charges of $37.9 million ($27.1 million net of related taxes or $.27 per share), and an integration charge associated with the acquisition of the Industrial Electronics Division of Agilysys, Inc. (formerly Pioneer-Standard Electronics, Inc.) of $6.9 million ($4.8 million net of related taxes or $.05 per share). Income from continuing operations also includes a loss on prepayment of debt of $6.6 million ($3.9 million net of related taxes or $.04 per share).

(c)

Operating income and loss from continuing operations include a severance charge of $5.4 million ($3.2 million net of related taxes or $.03 per share). As a result of adopting FASB Statement No. 145, the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations during 2003. Accordingly, loss from continuing operations also includes a loss on prepayment of debt of $20.9 million ($12.9 million net of related taxes or $.13 per share).

(d)

Operating income and loss from continuing operations include restructuring costs and other charges of $174.6 million and $227.6 million ($145.1 million net of related taxes or $1.47 per share), respectively, and an integration charge associated with the acquisition of Wyle Electronics and Wyle Systems of $9.4 million ($5.7 million net of related taxes or $.06 per share).

(e)

Operating income and income from continuing operations include an integration charge of $24.6 million ($16.5 million net of related taxes or $.17 per share) associated with the acquisition and integration of Richey Electronics, Inc. and the electronics distribution group of Bell Industries, Inc.

 Item 7.   Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

For an understanding of the significant factors that influenced the company's performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report on Form 10-K. In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company's North American Computer Products group ("NACP") that sold commodity computer products such as printers, monitors, other peripherals, and software in North America. The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board ("FASB") Statement No. 144. Accordingly, the company's consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for all periods. In April 2002, the FASB issued Statement No. 145, which requires that gains and losses on the extinguishment of debt be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. Accordingly, the company's 2002 consolidated financial statements and related notes have been restated to reflect the loss on prepayment of debt as a component of income or loss from continuing operations.

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 17.4% in 2003 as a result of the acquisition of the Industrial Electronics Division ("IED") of Agilysys, Inc. (formerly Pioneer-Standard Electronics, Inc.) on February 28, 2003, the impact of the strengthening Euro, strong sales growth in the components businesses in North America and Asia/Pacific, and continued growth in the NACP businesses. The growth in the North American Components ("NAC") business is due to the cyclical upturn that began during the summer months. The growth in the Asia/Pacific components business is a result of that region's strong growth coupled with the company's increased focus in the region. The growth in NACP is due to an increasing market for the mid-range related products as well as a company initiative to grow sales of servers and software.

Net income increased to $25.7 million in 2003 compared with a loss of $610.5 million in 2002. In 2003, the company recorded pre-tax restructuring charges of $37.9 million associated with an initiative to reduce operating costs resulting in cost savings of $75.0 million annually, a pre-tax integration charge of $6.9 million associated with the acquisition of IED, an acquisition indemnification charge of $13.0 million associated with an acquisition in 2000, and a pre-tax loss on the prepayment of debt of $6.6 million. In 2002, the company recorded a goodwill impairment charge of $603.7 million in connection with the adoption of FASB Statement No. 142, "Goodwill and Other Intangible Assets," a pre-tax loss on the prepayment of debt of $20.9 million, a pre-tax severance charge of $5.4 million, and a net loss associated with discontinued operations of $5.9 million. In addition to the impact of the aforementioned items that have an effect on comparability, the increase in net income is due to the impact of efficiency initiatives reducing operating expenses by $60.0 million in 2003, the company's ability to increase sales, both organically generated as well as those resulting from the acquisition of IED, without operating expenses increasing at the same rate, and lower interest costs as a result of the prepayment of debt.

Sales

Consolidated sales for 2003 increased 17.4% from $7.4 billion in 2002 to $8.7 billion. Sales in the Americas increased in 2003 by $799.6 million or 18.6% when compared with the year-earlier period principally due to the acquisition of the IED business, as well as organic growth in both the components and computer products businesses. European sales for 2003 increased by $326.8 million or 13.4% compared with the year-earlier period principally as a result of the impact of a weakening U.S. dollar on the translation of the company's European financial statements. Asia/Pacific sales for 2003 increased by $162.8 million or 24.7%, compared with the year-earlier period, as a result of improved market conditions as well as the company's increased focus in this region. The consolidated increase in sales was impacted by the translation of
10

the company's international financial statements into U.S. dollars which resulted in increased revenues of $363.0 million for 2003, compared with the year-earlier period, due to a weakening U.S. dollar. The increase in sales excluding the impact of the weakening U.S. dollar was 12.5%.

Sales of electronic components increased by $1.1 billion or 20.6% for 2003 compared with the year-earlier period. Sales in the NAC business for 2003 increased by 24.9% compared with the year-earlier period. This increase was primarily a result of the acquisition of the IED business in late February 2003. The remaining factors impacting the overall increase in worldwide sales of electronic components include the impact of a weakened U.S. dollar on the translation of the company's financial statements and the aforementioned increased sales in the Asia/Pacific region, as well as North America.

Computer products sales increased by $191.8 million or 9.3% for 2003 compared with the year-earlier period. Sales in the North American Enterprise Computing Solutions business increased by 18.9% in 2003 compared with the year-earlier period. Sales in the computer products' original equipment manufacturers ("OEM") business increased by 16.5% in 2003 compared with the year-earlier period, though the OEM market continues to be impacted by reduced activity levels at large complex telecommunications and networking companies. These increases were offset, in part, by the 43.8% decrease in sales of the Nordic commodity computer products business, which was exited during the third quarter of 2003.

In 2002, consolidated sales decreased by 22.1% from $9.5 billion in 2001 to $7.4 billion. This decline was principally due to a $1.8 billion or 25.6% decrease in sales of electronic components as a result of severely depressed demand at telecommunications and networking customers and the contract manufacturers that serve them, and lower demand in the company's core OEM business due to weakened general economic conditions. In addition, the company terminated a single customer engagement in the Asia/Pacific region during 2001. Sales of computer products decreased by $266.2 million or 11.4% in 2002 when compared with 2001. Beginning in mid-2001, the company's computer products businesses implemented a new strategy, which focused less on sales volume and placed more emphasis on profitability. While sales of computer products declined compared with 2001, operating income increased by 33.2%. Sales in the North American Enterprise Computing Solutions business (formerly North American mid-range computer products) were relatively flat compared with 2001, while operating income increased by 38.0%. In 2002, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by $185.0 million or 27.9% when compared with 2001. Lastly, translation of the financial statements of the company's international operations into U.S. dollars resulted in increased revenues of $118.3 million because of a weakening U.S. dollar in 2002 when compared with 2001.

In 2001, consolidated sales decreased by 21.4% from $12.1 billion in 2000 to $9.5 billion. This decline was principally due to a $2.7 billion or 27.1% decrease in sales of electronic components as a result of severely depressed demand at telecommunications and networking customers and the contract manufacturers that serve them, and lower demand in the company's core OEM business due to weakened general economic conditions. In addition, the company terminated a single customer engagement in the Asia/Pacific region during 2001, which resulted in a sales decline of approximately $193 million versus 2000. Sales of computer products increased by $78.1 million or 3.5% in 2001 when compared with 2000. In the fourth quarter of 2000, Hewlett Packard modified its agreements with its distributors transforming the previously existing relationship from that of a distributor to that of an agent. Thus, the company modified its method of recognizing revenue to include only the payment from Hewlett Packard for the company's sales and marketing efforts. The modification resulted in a reduction of more than $300 million in revenue in 2001 compared with 2000. In 2001, sales of low margin microprocessors (a product segment not considered a part of the company's core business) decreased by nearly $207 million. Lastly, translation of the financial statements of the company's international operations into U.S. dollars resulted in reduced revenues of $117.7 million because of a strengthened U.S. dollar in 2001 when compared with 2000. Each of these factors was offset, in part, by the acquisitions that occurred in 2000.

Restructuring, Integration, and Other Charges

Restructuring

2003

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75.0 million, of which approximately $60.0 million was realized in 2003. The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The estimated restructuring charges associated with these actions total approximately $42.4 million, of which $37.9 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The remaining amount of approximately $4.5 million will be recorded over the next several quarters. Approximately $39.0 million of the total charge is expected to be spent in cash. A summary of the restructuring charges included in operating income is as follows (in millions):

Personnel	$26.8
Facilities	6.0
Asset write-down	3.1
IT systems and other	2.0

$37.9

The company recorded a charge of $26.8 million related to personnel costs as part of the 2003 restructuring. The total number of positions eliminated was approximately 1,085 positions, or 9%, out of prior year's ending worldwide total of 11,700 positions. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions.

The company recorded a charge of $6.0 million relating to facilities closed. As part of the physical logistics network rationalization, one primary distribution center in England was closed and another will be closed over the next several months, and their operations will be centralized in the newer, state-of-the-art, Pan-European facility in Venlo, the Netherlands. In addition, the primary distribution center in Brookhaven, New York was partially closed and the remaining operations will be closed over the next several months, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic commodity computer products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

The company recorded a provision of $3.1 million for asset write-downs. The provision was principally for fixed assets and was recorded in North America and Europe.

Also included in the charge was $2.0 million for IT systems and other miscellaneous items related to the early termination of computer equipment, logistics support, and service commitments no longer being used.

On February 17, 2004, the company announced, as part of on-going evaluations, a series of additional steps designed to enhance the company's operating efficiencies, primarily related to the elimination of corporate support functions. The net result is estimated to reduce the company's cost structure by an additional $15.0 million annually. Approximately 50% of this annual cost savings will begin in the first quarter of 2004, with the remaining 50% beginning late in the second quarter of 2004. The company expects to record a restructuring charge relating to these actions over several quarters in 2004 totaling $2.0 million to $5.0 million, before taxes.
12

2001

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring costs and other charges of $227.6 million ($145.1 million net of related taxes or $1.47 per share). These charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. Of the total charge, $174.6 million reduced operating income (including $97.5 million in cost of products sold) and $53.0 million was recorded as a loss on investments. There were no material revisions to these actions and their related costs. A summary of charges included in operating income is as follows (in millions):

Personnel	$15.2
Facilities	10.0
Customer terminations	38.8
Inventory	97.5
IT systems and other	13.1

$174.6

The company recorded a charge of $15.2 million related to personnel costs as part of the mid-2001 restructuring. The total number of positions eliminated was nearly 1,200, out of the then existing worldwide total of 14,150, or approximately 9%. The actual number of employees terminated approximated original estimates. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources and IT. The company's approach was to reduce its headcount in the areas with reduced activities.

The company also consolidated or closed 15 facilities and accordingly recorded a charge of $10.0 million related to vacated leases, including write-offs of related leasehold improvements.

The company also terminated certain customer programs principally related to services not traditionally provided by the company because they were not profitable. The $38.8 million provision included charges for inventory these customers no longer required, pricing disputes, non-cancelable purchase commitments, and value-added taxes.

The company recorded an inventory provision of $97.5 million, which was included in cost of products sold. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to products purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. At December 31, 2003, approximately 66% of the inventory for which a provision was made had been scrapped and approximately 34% of this inventory was sold at its reduced carrying value with minimal impact on gross margins.

Also included in the charge was $13.1 million for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

In connection with the restructuring costs and other charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The financial impact of these actions, commencing in the second quarter of 2002, of approximately $100.0 million for 2003 and $70.0 million for 2002 is reflected as a reduction in selling, general and administrative expenses. These cost savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

Internet Investments Write-Down

As a result of the significant decline in the Internet sector during 2001, the company assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. The company determined that certain of these investments had experienced an other-than-temporary decline in their realizable values. Accordingly, included in the $227.6 million charge recorded in the third quarter of 2001, the company recorded a charge of $53.0 million to write various Internet investments down to their realizable values. At December 31, 2003, the remaining book value of these investments was $1.3 million, which represents the company's interest in Viacore, Inc.

Integration

2003

In February 2003, the company acquired substantially all the assets of the IED business. IED serves industrial OEMs and contract manufacturers. The net consideration paid for this acquisition was $238.1 million, of which $226.0 million was paid through December 31, 2003. In order to ensure the best financial returns as a result of the acquisition, the company fully integrated the IED business into the NAC group. The full integration included, among other actions, the conversion of data into the company's IT platform, the transfer and combination of the acquired inventories to the company's distribution centers, and the closing of duplicative facilities. As a result of these actions, the acquired business does not exist as a seperate division or profit and loss center. As the financial performance of the acquired business is no longer separately identifiable, it is not possible to quantify the impact of the acquisition on operating income. Through the combined businesses, the company expects to achieve cost savings and additional revenue that is expected to improve earnings by approximately $.20 per share annually.

For financial reporting purposes, the acquisition is accounted for as a purchase transaction in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, the consolidated results of the company in 2003 include IED's performance from the date of acquisition. The company has recorded cost in excess of net assets acquired of $75.1 million.

In the first quarter of 2003, the company recorded integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share) relating primarily to severance costs for the company's employees was charged to income from continuing operations, and $11.5 million ($9.2 million net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional goodwill. As of December 31, 2003, approximately $1.2 million of this accrual was required to address remaining contractual obligations.

2001 and prior

In 2001, the company recorded an integration charge of $9.4 million ($5.7 million net of related taxes or $.06 per share) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1.4 million represented costs associated with the closing of various overlapping office facilities and distribution and value-added centers, $4.1 million represented costs associated with the termination of certain personnel largely performing duplicate functions, $2.7 million represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1.2 million represented the write-down of property, plant and equipment to estimated fair value. As of December 31, 2003, approximately $1.8 million of this accrual was required to address remaining contractual obligations.

During 1999, the company acquired Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"). As a result of these acquisitions, in 1999, the company recorded an integration charge of $24.6 million ($16.5 million net of related taxes or $.17 per share) and an additional $38.0 million ($25.8 million net of related taxes), as cost in excess of net assets of companies acquired, to integrate Richey and EDG into the company. Of the total amount recorded, $30.1 million was associated with the closing of various office facilities and distribution and value-added centers with the remaining amounts associated with severance, the termination of certain supplier relationships, and professional fees. As of December 31, 2003, approximately $3.3 million of this accrual was required to address remaining contractual obligations.

The remaining integration accrual as of December 31, 2003, of approximately $10.4 million, relates to numerous acquisitions made prior to 2000, which individually are not significant and principally represent payments for remaining contractual obligations.

The remaining restructuring and integration charges of $37.8 million as of December 31, 2003, of which $29.3 million is expected to be spent in cash, will be utilized as follows:

-

The personnel accruals of $2.7 million will be utilized to cover costs associated with the termination of personnel resulting from the 2003 restructurings which are expected to be spent by the end of 2004.

-

The facilities accruals totaling $18.8 million relate to terminated leases with expiration dates through 2010. Approximately $9.8 million will be paid in 2004. The minimum lease payments for these leases are approximately $4.9 million in 2005, $3.2 million in 2006, $.5 million in 2007, and $.4 million thereafter.

-

The customer termination accrual of $5.4 million relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset and inventory write-downs of $.8 million relate to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2004.

-

IT and other of $10.1 million primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to legal services with expected utilization dates through 2005. Approximately $8.1 million is expected to be utilized in 2004 and $2.0 million in 2005.

The company's integration and restructuring programs principally impacted its electronic components operations.

Acquisition Indemnification

In 2000, the company purchased Tekelec Europe SA ("Tekelec"), a French company, from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to
15

indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11.3 million ($14.3 million at the year-end foreign exchange rate), including penalties and interest (the "VAT Matter"); (ii) a product liability claim in the amount of €11.3 million ($14.3 million at the year-end exchange rate); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €.5 million ($.6 million at the year-end exchange rate). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France. Airtronic elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. The company believes that it has valid defenses to this claim and intends to contest it vigorously.

During 2003, judgments were rendered in favor of the former employees, and Tekelec, while appealing, has been ordered to pay damages in the amount of €.4 million ($.5 million at the year-end exchange rate). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights vigorously. Based on Airtronic's position on the enforceability of the indemnity, which the company believes creates a conflict of interest on the part of Airtronic's lawyer in representing Tekelec before the tax authorities, Tekelec has dismissed Airtronic's counsel in favor of retaining its own tax lawyer and intends to pursue separate discussions with the tax authorities. Were Tekelec to enter into a settlement of this matter without the consent of Airtronic, the company's right to claim against Airtronic under the indemnification provisions could be impaired.

In light of the company's inability to assess Airtronic's ability and intent to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of €11.3 million ($13.0 million or $.13 per share at the September 30, 2003 foreign exchange rate) was recognized in the third quarter of 2003.

Loss on Prepayment of Debt

During 2003, the company repurchased $169.0 million accreted value of its zero coupon convertible debentures (the "convertible debentures") due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in income from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5.0 million annually from the dates of repurchase through the 2006 put date, if interest rates remain the same.

During 2003, the company repurchased, prior to maturity, $84.8 million principal amount of its 8.2% senior notes, which matured in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share), and is recognized in income from continuing
16

operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $3.3 million from the dates of repurchase through the 2003 maturity date.

During 2002, the company repurchased $398.2 million principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20.9 million ($12.9 million net of related taxes or $.13 per share) and is recognized in the loss from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $31.1 million from the dates of repurchase through the 2003 maturity date. As required by FASB Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections," the 2002 loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified as a component of the loss from continuing operations.

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within NACP that sold commodity computer products such as printers, monitors, other peripherals, and software to value-added resellers in North America. The total cash proceeds of $42.9 million, after price adjustments, have been collected. The assets sold consisted primarily of accounts receivable, inventories, and property and equipment. The buyer also assumed certain liabilities.

The company recorded a loss of $10.2 million ($6.1 million net of related taxes or $.06 per share) on the disposal of Gates/Arrow. The loss consists of the following (in millions):

Personnel costs	$1.3
Facilities	3.1
Professional fees	.6
Asset write-down	3.0
Other	2.2

$10.2

Personnel costs relate to the termination of 88 individuals employed by the Gates/Arrow business and 57 NACP warehouse personnel due to reduced activity levels as a result of the sale of Gates/Arrow. Facilities costs are principally related to vacated warehouse space no longer required as a result of the sale. The write-down of assets adjusted the carrying value of the assets sold to the value agreed upon under the terms of the contract of sale.

Change in Accounting Principle

In June 2001, the FASB issued Statement No. 142, "Goodwill and Other Intangible Assets." This Statement, among other things, eliminates the amortization of goodwill and requires annual tests for determining impairment of goodwill. On January 1, 2002, the company adopted Statement No. 142, and accordingly, discontinued the amortization of goodwill.

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventories, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

As a result of the evaluation process performed during the second quarter of 2002, the company recorded an impairment charge of $603.7 million ($6.05 per share), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002.
17

As the amortization of the goodwill capitalized upon the acquisition of the companies was not deductible for income tax purposes, the company did not provide for a deferred benefit in the periods when the goodwill and/or amortization was recorded. As a result, the company did not provide for any benefit when the goodwill impairment was recorded.

The company's annual impairment tests in 2003 and 2002 did not result in any additional impairments to the carrying value of goodwill.

Severance Charge

During 2002, the company's former chief executive officer resigned. As a result, the company recorded a severance charge totaling $5.4 million ($3.2 million net of related taxes or $.03 per share), principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Operating Income

The company recorded gross profit of $1.4 billion for 2003, compared with gross profit of $1.3 billion in the year-earlier period. The increase in gross profit is principally due to the 17.4% increase in sales in 2003. The gross profit margins for 2003 decreased by approximately 70 basis points when compared with the year-earlier period. The decrease in gross profit percentage is principally due to margin pressures in the components businesses around the world.

The company recorded operating income of $184.0 million in 2003 as compared with $167.5 million in 2002. Included in operating income for 2003 are the aforementioned acquisition indemnification charge of $13.0 million, restructuring charges of $37.9 million, and integration charge of $6.9 million. Included in operating income for 2002 is the aforementioned severance charge of $5.4 million associated with the resignation of the company's former chief executive officer. The increase in operating income of $16.5 million for 2003 compared with the year-earlier period is principally a result of higher gross profit resulting from the 17.4% increase in sales and lower operating costs resulting from the company's ability to improve operating efficiencies offset by increasing variable costs associated with higher sales, the restructuring charges, the acquisition indemnification charge, and the integration charge.

The company recorded gross profit of $1.3 billion for 2002, compared with gross profit of $1.5 billion in the year-earlier period. Included in gross profit for 2001 are restructuring costs and other charges of $97.5 million. The decline in gross profit is principally due to the 22.1% decline in sales in 2002. The gross profit margins for 2002 improved by approximately 140 basis points when compared with the year-earlier period. The increase in gross profit percentage is principally due to a change in the mix of sales, which in 2002 is more heavily concentrated on the businesses serving core OEM customers that typically have higher margins, a corresponding smaller proportion of sales to large accounts that typically have a lower gross profit percentage, and the aforementioned charges included in 2001. It also reflects the computer products businesses' increasing focus on higher margin business.

The company recorded operating income of $167.5 million in 2002 as compared with $152.7 million in 2001. Included in operating income for 2002 is the aforementioned severance charge of $5.4 million. Included in operating income for 2001 are $174.6 million of restructuring costs and other charges described above, the integration charge of $9.4 million associated with the acquisition of Wyle, and goodwill amortization of $48.0 million. The increase in operating income of $14.9 million for 2002 compared with the year-earlier period is principally a result of a 17.9% reduction in expenses, partially as a result of the decline in selling, general and administrative costs of approximately $104.6 million from December 31, 2001, principally due to lower variable
18

expenses as a result of the decline in sales and the full year impact of the cost savings achieved as a result of the mid-2001 restructuring program.

The company recorded gross profit of $1.5 billion for 2001, compared with gross profit of $2.0 billion in the year-earlier period. Included in gross profit for 2001 are the aforementioned restructuring costs and other charges of $97.5 million. The decline in gross profit is principally due to the decline in sales of 21.4% in 2001. The gross profit margins for 2001 decreased by approximately 80 basis points when compared with the year-earlier period. The decrease in gross profit percentage is principally due to the decline in sales in 2001 and the aforementioned charges included in 2001.

The company's operating income decreased to $152.7 million in 2001 compared with $773.2 million in 2000. The decrease in operating income was due to the sudden and dramatic reduction in sales that began in the latter part of the first quarter of 2001, and accelerated thereafter.

Interest Expense

Interest expense of $135.0 million (net of interest income of $11.3 million) in 2003 decreased from $152.6 million (net of interest income of $21.2 million) in the year-earlier period principally as a result of the generation of cash from operations of $291.6 million in 2003, which was utilized to reduce debt by $62.5 million offset, in part, by the loss of interest income from the cash utilized to pay for the acquisition of IED and declining interest rates on high quality liquid investments.

Net interest expense of $152.6 million in 2002 decreased from $210.6 million in the year-earlier period as a result of significantly lower debt balances. During 2002, cash flow from operations totaled $667.9 million, thereby permitting the company to reduce debt by $385.8 million and increase cash by $137.2 million. The positive cash flow reflected the decline in sales coupled with improved working capital utilization.

Interest expense of $210.6 million (net of interest income of $5.0 million) in 2001 increased from $169.9 million in the year-earlier period. The increase in interest expense was the result of the full year impact of interest on $1.2 billion of additional borrowings incurred in 2000 to fund acquisitions offset, in part, by the generation of $1.7 billion in cash flow from operations in 2001. The increase in cash flow from operations was due to the company's decreased working capital and capital expenditure requirements. The cash generated from operations in 2001 was utilized to reduce debt by $1.1 billion and to increase cash on hand by $501.3 million.

Income Taxes

The company recorded an income tax provision of $21.2 million on income before income taxes and minority interest of $47.3 million for 2003 (an effective tax rate of 44.8%), compared with a tax benefit of $1.8 million on a loss before income taxes and minority interest of $3.3 million in the year-earlier period (an effective tax benefit rate of 53.1%). As required by FASB Statement No. 145, the loss on extinguishment of debt of $20.9 million ($12.9 million net of related taxes) in 2002, previously recorded as an extraordinary item, was reclassified as a component of the loss from continuing operations. Accordingly, the 2002 income tax provision of $6.1 million on income before income taxes and minority interest of $17.5 million (an effective tax rate of 35.1%) has been restated to reflect this presentation. The income taxes and effective tax rates recorded in 2003 and 2002 were impacted by the estimated tax benefit related to the aforementioned restructuring, integration, acquisition indemnification, and severance charges. The company's effective tax rate and income tax provision is principally impacted by, among other factors, a tax reorganization completed at the end of 2002, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

The 2002 income tax benefit of $1.8 million on a loss before income taxes and minority interest of $3.3 million (an effective tax benefit rate of 53.1%), compared with a tax benefit of $35.2 million on a loss before income taxes and minority interest of $112.1 million in 2001 (an effective tax benefit rate of
19

31.4%), includes the aforementioned reclassification of the loss on prepayment of debt as required by FASB Statement No. 145.

The company recorded an income tax benefit of $35.2 million (an effective tax benefit rate of 31.4%) in 2001 compared with a provision for taxes of $244.7 million (an effective tax rate of 40.7%) in 2000.

Net Income (Loss)

The company recorded net income of $25.7 million for 2003, compared with a net loss of $610.5 million in the year-earlier period. Included in the results for 2003 are the acquisition indemnification charge of $13.0 million, restructuring charges of $27.1 million (net of related taxes), integration charge of $4.8 million (net of related taxes), and loss on prepayment of debt of $3.9 million (net of related taxes). Included in the results for 2002 are the loss associated with discontinued operations of $5.9 million (net of related taxes), loss on prepayment of debt of $12.9 million (net of related taxes), cumulative effect of change in accounting principle of $603.7 million related to the impairment of goodwill as mandated by FASB Statement No. 142, and severance charge of $3.2 million (net of related taxes) related to the resignation of the company's former chief executive officer.

The company recorded income from continuing operations of $25.7 million in 2003, compared with losses from continuing operations of $.9 million in the year-earlier period. The improvement of results from continuing operations is principally due to the increase in sales, cost savings realized from the aforementioned restructuring efforts, decrease in interest expense, and decrease in losses on the prepayment of debt, offset, in part, by the aforementioned acquisition indemnification, restructuring, and integration charges.

The company recorded a net loss of $610.5 million for 2002, compared with $73.8 million in the year-earlier period. Included in the results for 2002 are the aforementioned net loss associated with discontinued operations, loss on the prepayment of debt, cumulative effect of change in accounting principle, and severance charge. Included in the results for 2001 were the restructuring costs and other charges of $145.1 million (net of related taxes), integration charge of $5.7 million (net of related taxes), and net income associated with discontinued operations of $1.8 million (net of related taxes). The increase in the net loss was a result of the aforementioned charges and the significant reduction in sales offset, in part, by the decrease in operating expenses and interest expense.

Net loss in 2001 was $73.8 million compared with net income of $357.9 million, in 2000. Included in the results for 2001 were the aforementioned restructuring and integration charges, and income from discontinued operations. Included in the results for 2000 was the net income associated with discontinued operations of $6.0 million (net of related taxes). The company recorded losses from continuing operations of $75.6 million in 2001 compared with income from continuing operations of $351.9 million in 2000. The decrease in the income from continuing operations was due to lower gross profit, as a result of lower sales, and higher levels of interest expense.

Liquidity and Capital Resources

The net amount of cash provided by the company's operating activities in 2003 was $291.6 million, principally a result of earnings from operations, adjusted for non-cash items, and lower working capital requirements. The net amount of cash used for investing activities in 2003 was $261.5 million, including $231.3 million for consideration paid for acquired businesses and $32.0 million for various capital expenditures. The net amount of cash used for financing activities in 2003 was $96.7 million, primarily reflecting $282.2 million used to repay senior notes and $168.4 million used to repurchase convertible debentures, offset by the net proceeds of $346.3 million from the June 2003 senior note offering.

The net amount of cash provided by operating activities in 2002 was $667.9 million, principally reflecting lower working capital requirements. The net amount of cash used for investing activities in 2002 was $79.8 million,
20

including $111.9 million for consideration paid for acquired businesses and $51.7 million for various capital expenditures offset, in part, by the cash proceeds of $41.1 million from the sale of Gates/Arrow and the partial repayment of a note receivable of $41.7 million resulting from a previous transaction. The net amount of cash used for financing activities in 2002 was $484.3 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

The net amount of cash provided by operating activities in 2001 was $1.7 billion, principally reflecting lower working capital requirements. The net amount of cash used for investing activities in 2001 was $107.1 million, including $64.4 million for various capital expenditures, $27.3 million for the acquisition of the remaining 10% interest in Scientific and Business Minicomputers, Inc. ("SBM") and $15.5 million for various investments. The net amount of cash used for financing activities in 2001 was $1.1 billion, primarily reflecting the repayment of short-term and long-term debt.

Cash flows from operating activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 58.1% and 55.3% in 2003 and 2002, respectively. At December 31, 2003, cash and short-term investments decreased to $612.4 million from $694.1 million at December 31, 2002 primarily as a result of $226.0 million utilized to pay for the acquisition of IED, $282.2 million used to repay senior notes, and $168.4 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $346.3 million from the June 2003 senior note offering, and as a result of improved management of working capital. Total debt decreased to $2.03 billion at December 31, 2003 from $2.09 billion compared with the year-earlier period.

One of the characteristics of the company's business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company's need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, and cash is generated. At December 31, 2003, working capital, defined as accounts receivable and inventories net of payables, increased by $223.9 million, or 13.5%, compared with December 31, 2002, due to increased sales and the acquisition of IED. At December 31, 2002, working capital decreased by $458.7 million, or 21.6%, compared with December 31, 2001, due to decreased sales and improved asset utilization. In 2001, working capital decreased by 45.6%, or $1.8 billion, compared with 2000, due to decreased sales and improved asset utilization.

Cash flows from investing activities

In February 2003, the company acquired substantially all the assets of the IED business. The net cost of this acquisition was $238.1 million, of which $226.0 million was paid through December 31, 2003. Through the combined businesses, the company expects to achieve cost savings and additional revenue that is expected to improve earnings by approximately $.20 per share annually.

In connection with certain acquisitions, the company was required to make future payments that are contingent upon the acquired businesses' earnings and in certain instances, the achievements of operating goals. During 2002, the company made such payments aggregating $108.5 million, of which $95.7 million was capitalized as cost in excess of net assets of companies acquired, and $12.8 million was recorded as a reduction of capital in excess of par value. At December 31, 2003, the company did not have any further requirements to make additional payments.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. Such payments, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be
21

less than the pro-rata net book value (total assets minus total liabilities of the subsidiary). During 2003, the company made such payments of $5.4 million, which were principally capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the minority interest. If the put or call options on outstanding agreements were exercised at December 31, 2003, such payments would be approximately $6.0 million ($13.0 million at December 31, 2002), which would principally be capitalized as cost in excess of net assets of companies acquired. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

During 2001, the company acquired the remaining 10% interest in SBM. The cost of this remaining interest was $27.3 million.

Capital expenditures decreased by $19.7 million, or 38.1%, in 2003 when compared with 2002 and $12.6 million, or 19.6%, in 2002 when compared with 2001, as a result of the company's continued cost containment actions, including the consolidation of facilities.

Cash flows from financing activities

As a result of the company's strong cash flow and lower returns available for short-term highly liquid investments, the company repurchased debt, prior to maturity.

In February 2004, the company sold 13.8 million shares of common stock in an underwritten public offering, including 1.8 million shares of common stock subject to a customary over-allotment option exercised by the underwriters. The net proceeds from this offering of approximately $313.0 million, including the shares purchased pursuant to the over-allotment option, will be used to redeem the company's outstanding 8.7% senior notes due in 2005 (principal amount of $208.5 million) and for general corporate purposes, which may include the redemption or repurchase of other outstanding indebtedness from time to time. Until the redemption of the 8.7% senior notes, the net proceeds will be maintained as cash and short-term investments.

In February 2004, the company repurchased an additional $89.3 million accreted value of its convertible debentures due in 2021, which could have been put to the company in 2006. The related pre-tax loss on the repurchase aggregated approximately $4.7 million, which includes the premium paid and the write-off of related deferred financing costs, and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $2.7 million annually from the dates of repurchase through the 2006 put date, if interest rates remain the same.

In January 2004, the company repurchased $41.5 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, net of the gain recognized by terminating the corresponding interest rate swaps, aggregated approximately $3.2 million pre-tax and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $3.7 million from the dates of repurchase through the 2005 maturity date.

During 2003, the company repurchased $169.0 million accreted value of its convertible debentures due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in income from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5.0 million annually from the dates of repurchase through the 2006 put date, if interest rates remain the same.

During 2003, the company repurchased, prior to maturity, $84.8 million principal amount of its 8.2% senior notes, which matured in October 2003. The
22

premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share), and is recognized in income from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $3.3 million from the dates of repurchase through the 2003 maturity date.

In June 2003, the company completed the sale of $350.0 million principal amount of 6 7/8% senior notes due in 2013. The net proceeds of the offering of $346.3 million were used to repay the company's 8.2% senior notes, which matured in October 2003, and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6 7/8% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted income by $4.7 million ($2.9 million net of related taxes).

The company utilized $192.0 million of the proceeds from the 6 7/8% senior note offering to repay the outstanding principal amount at maturity of the 8.2% senior notes, which matured on October 1, 2003.

In December 2003, the company amended its three-year $450.0 million revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants, and extended the facility through December 2006. A provision was added which would allow the banks to terminate, under certain conditions, the credit facility in October 2005 should a liquidity test not be met. The three-year revolving credit facility, as amended, bears interest at the applicable Eurocurrency rate plus a margin which is based on facility utilization and other factors. The company pays the banks a facility fee of .25% per annum. At December 31, 2003 and 2002, the company had no outstanding borrowings under this facility.

In November 2003, the company entered into a series of interest rate swaps (the "2003 swaps") with third parties, with an aggregate notional amount of $200.0 million, in order to hedge the change in fair value of the company's 7% senior notes, due in 2007, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in January 2007. The 2003 swaps modify the company's interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 5.20% at December 31, 2003) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustment for the hedged notes and the swaps directly offset each other. The fair value of the 2003 swaps at December 31, 2003 was $1.6 million and is included in long-term "Other assets" in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet.

In February 2003, the company renewed its asset securitization program (the "program"), extended the term of the program to February 2006, and made certain changes to the terms of the program, including amendments to covenants, elimination of a rating trigger that could have made the program unavailable for additional borrowing in the event that the company's senior unsecured credit rating fell below investment grade, and reduction in the size of the program from $750.0 million to $550.0 million. In February 2004, the company further amended certain financial covenants. The company entered into the asset securitization program as a means to maximize the company's borrowing flexibility. Since the company's business is working capital intensive, this program allows us to grow our borrowing capacity as our accounts receivable balance grows. This program also makes available funding at a lower cost than traditional unsecured borrowing arrangements. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At December 31, 2003 and 2002, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

During 2002, the company repurchased $398.2 million principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20.9 million ($12.9 million net of related taxes or $.13 per share) and is recognized in the loss from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $31.1 million from the dates of repurchase through the 2003 maturity date. As required by FASB Statement No. 145, the 2002 loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified as a component of the loss from continuing operations.

In August 2002, the company entered into a series of interest rate swaps (the "2002 swaps") with third parties, with an aggregate notional amount of $250.0 million, in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The 2002 swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 6.19% and 6.76% at December 31, 2003 and 2002, respectively) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the 2002 swaps at December 31, 2003 and 2002 was $8.4 million and $9.5 million, respectively, and is included in long-term "Other assets" in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet. In January 2004, concurrently with the repurchase of $41.5 million of the 8.7% senior notes, an equivalent amount of the 2002 swaps were terminated.

During the first quarter of 2001, the company completed the sale of $1.5 billion principal amount at maturity of convertible debentures due February 21, 2021. The convertible debentures were priced with a yield to maturity, including the accretion of discount, of 4% per annum and may be converted into the company's common stock at a conversion ratio of 11.972 common shares per $1,000 of principal amount at maturity. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671.8 million were used to repay a $400.0 million short-term credit facility with the remaining amount principally utilized to repay amounts outstanding under the company's then existing global multi-currency credit facility.

The three-year revolving credit facility and the asset securitization program limit the incurrence of additional borrowings, limit the company's ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2003. The company is currently not aware of any events which would cause non-compliance in the future.

Restructuring Activities

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75.0 million, of which approximately $60.0 million was realized in 2003. The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The estimated restructuring charges associated with these actions total approximately $42.4 million, of which $37.9 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The remaining amount of approximately $4.5 million will be recorded over the next several quarters. Approximately $39.0 million of the total charge is expected to be spent in cash.

On February 17, 2004, the company announced, as part of on-going evaluations, a series of additional steps designed to enhance the company's operating efficiencies, primarily related to the elimination of corporate support functions. The net result is estimated to reduce the company's cost structure by an additional $15.0 million annually. Approximately 50% of this annual cost savings will begin in the first quarter of 2004, with the remaining 50% beginning late in the second quarter of 2004. The company expects to record a restructuring charge relating to these actions over several quarters in 2004 totaling $2.0 million to $5.0 million, before taxes.

Contractual Obligations

Payments due under contractual obligations at December 31, 2003 were as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years		Total
Long-term debt	$13,771	$258,982	$201,398	$1,551,195	(a)	$2,025,346
Capital leases	578	1,118	1,490	2,444		5,630
Operating leases	52,837	75,389	39,141	59,248		226,615
Purchase obligations (b)	1,109,518	31,387	2,548	1,461		1,144,914
Projected pension
contributions (c)	-	8,046	2,209	-		10,255
Other long-term
liabilities (d)	6,980	422	-	5,365		12,767

	$1,183,684	$375,344	$246,786	$1,619,713		$3,425,527

(a)	Includes convertible debentures of $601.6 million, which may be put to the company in 2006 at a future accreted value, including interest, of $654.8 million.

(b)

Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months. The purchase obligations reflect an estimate of the non-cancelable inventory purchase orders and facilities and IT related contractual obligations as of December 31, 2003.

(c)

Amounts represent estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company is unable to estimate the projected contributions beyond 2009.

(d)

Amounts represent contractual commitments, as a result of restructuring and integration, relating to personnel, customer termination, and certain IT and other costs. Amounts resulting from restructuring and integration relating to facilities are included in operating leases.

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2003, the company's pro-rata share of this debt was $7.3 million. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

Off-Balance Sheet Arrangements

An off-balance sheet arrangement is any contractual arrangement involving an unconsolidated entity under which a company has (a) made guarantees, (b) a retained or a contingent interest in transferred assets, (c) any obligation under certain derivative instruments or (d) any obligation under a material variable interest in an unconsolidated entity that provides financing, liquidity, market risk, or credit risk support to the company, or engages in leasing, hedging, or research and development services within the company.

The company does not have any off-balance sheet financing or unconsolidated special purpose entities.

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

The company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

-

The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes revenue when the company is notified by the supplier that the product has been shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." In such cases, the terms of the transactions govern revenue recognition.

-

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. In addition, if the financial condition of the company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

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

26

-

The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

- broad economic factors impacting the investee's industry,
- publicly available forecasts for sales and earnings growth for the industry and investee, and
- the cyclical nature of the investee's industry.
The company could potentially have an impairment charge in future periods if, among other factors, the investee's future earnings differ from currently available forecasts.
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

-

The company has recorded charges in connection with restructuring its businesses, as well as the integration of acquired businesses. These reserves principally include estimates related to employee separation costs, the consolidation of facilities (including estimates of sub-lease income), contractual obligations, and the valuation of certain assets including accounts receivable, inventories, and investments. Actual amounts could be different from those estimated.

-

The costs and obligations of the company's defined benefit pension plan are dependent on actuarial assumptions. The two critical assumptions used which impact the net periodic pension cost (income) and the benefit obligation are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality corporate bond and the expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

-

In assessing the recoverability of the company's goodwill, significant assumptions regarding the estimated future cash flows and other factors to determine the fair value of the respective assets must be made, as well as the related estimated useful lives. In determining the fair value, the company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record impairment charges.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The company adopted this Statement effective January 1, 2003. All prior periods presented in the accompanying financial statements were restated to conform to the requirements of this Statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company adopted this Statement effective January 1, 2003. The adoption of this Statement did not have a material impact on the company's consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The company has adopted the disclosure requirements of FIN 45 for financial statements ending December 31, 2002 and has adopted prospectively the initial recognition and measurement provisions of this Interpretation for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the company's consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date for applying the provision of FIN 46 for variable interest entities created before February 1, 2003 to the fourth quarter of 2003. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision which clarifies some provisions of FIN 46. The adoption of FIN 46R did not have a material impact on the company's consolidated financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards regarding how an issuer classifies, measures, and discloses certain types of financial instruments having characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. The adoption of this provision in the third quarter of 2003 did not have an impact on the company's consolidated financial position and results of operations. In addition, this Statement provides guidance on how to account for non-controlling interests of a limited-life subsidiary. This provision has been deferred and the company will continue to evaluate the impact upon further clarification from the FASB. The adoption of this provision is not anticipated to have a material impact on the company's consolidated financial position and results of operations.

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

Foreign Currency Exchange Rate Risk

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company's policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, "foreign exchange contracts"). In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets vs. offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2003 and 2002 was $222.7 million and $264.8 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2003 and 2002. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during 2003 as compared with the average rates for 2002, sales and operating income would have been approximately $363.0 million and $17.5 million lower, respectively, than the reported results for 2003. Sales and operating income would have fluctuated by approximately $250.4 million and $9.8 million, respectively, if average foreign exchange rates changed by 10% in 2003. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

The company's interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company has from time-to-time used interest rate swaps that convert certain fixed rate debt to floating rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. As a result, at December 31, 2003, approximately 76% of the company's debt was subject to fixed rates, and 24% of its debt was subject to floating rates. During 2002, as a result of
29

significant generation of operating cash flow, the company paid down nearly all of its floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at December 31, 2002, approximately 87% of the company's debt was subject to fixed rates, and 13% of its debt was subject to floating rates. Interest expense, net of interest income, would have fluctuated by approximately $2.8 million if average interest rates changed by one percentage point in 2003. This amount was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

 Item 8.   Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheet of Arrow Electronics, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows, and shareholders' equity for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 6 to the consolidated financial statements, on January 1, 2002, Arrow Electronics, Inc. adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

/s/ ERNST & YOUNG LLP

New York, New York
February 16, 2004, except for Note 19,
as to which the date is February 25, 2004

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

The consolidated financial statements of Arrow Electronics, Inc. have been prepared by the company, which is responsible for their integrity and objectivity. These statements, prepared in accordance with accounting principles generally accepted in the United States, reflect our best use of judgment and estimates where appropriate. The company also prepared the other information in the annual report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

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
President and Chief Executive Officer

 /s/ Paul J. Reilly
 Paul J. Reilly
Vice President and Chief Financial Officer

ARROW ELECTRONICS, INC.
 CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)

Years Ended December 31,

	2003	2002	2001

Sales	$8,679,313	$7,390,154	$9,487,292

Costs and expenses:
Cost of products sold	7,258,360	6,130,581	8,004,657
Selling, general and administrative expenses	1,112,192	1,020,527	1,125,099
Depreciation and amortization	66,845	66,141	118,344
Restructuring charges	37,965	-	77,147
Acquisition indemnification charge	13,002	-	-
Integration charges	6,904	-	9,375
Severance charge	-	5,375	-

	8,495,268	7,222,624	9,334,622

Operating income	184,045	167,530	152,670

Equity in earnings (loss) of affiliated
companies	4,797	2,607	(1,203)

Loss on prepayment of debt	6,571	20,887	-

Loss on investments	-	-	53,000

Interest expense (net of interest income of
$11,278, $21,248, and $4,997 in
2003, 2002, and 2001, respectively)	134,987	152,590	210,561

Income (loss) before income taxes and
minority interest	47,284	(3,340)	(112,094)

Provision for (benefit from) income taxes	21,206	(1,772)	(35,228)

Income (loss) before minority interest	26,078	(1,568)	(76,866)

Minority interest	378	(706)	(1,279)

Income (loss) from continuing operations	25,700	(862)	(75,587)

Income (loss) from discontinued
operations, net of taxes (including net
loss from disposal of $6,120 in 2002)	-	(5,911)	1,761

Income (loss) before cumulative effect
of change in accounting principle	25,700	(6,773)	(73,826)

Cumulative effect of change in accounting
principle	-	(603,709)	-

Net income (loss)	$25,700	$(610,482)	$(73,826)

Net income (loss) per basic share:

Income (loss) from continuing operations	$.26	$(.01)	$(.77)
Income (loss) from discontinued operations	-	(.06)	.02
Cumulative effect of change in accounting
principle	-	(6.05)	-

Net income (loss) per basic share	$.26	$(6.12)	$(.75)

Net income (loss) per diluted share:

Income (loss) from continuing operations	$.25	$(.01)	$(.77)
Income (loss) from discontinued operations	-	(.06)	.02
Cumulative effect of change in accounting
principle	-	(6.05)	-

Net income (loss) per diluted share	$.25	$(6.12)	$(.75)

Average number of shares outstanding:
Basic	100,142	99,786	98,384
Diluted	100,917	99,786	98,384

See accompanying notes.
33

ARROW ELECTRONICS, INC.
CONSILIDATED BALANCE SHEET
(In thousands except per share data)

	December 31,

	2003	2002
ASSETS

Current assets:
Cash and short-term investments	$612,404	$694,092
Accounts receivable, net	1,770,690	1,378,562
Inventories	1,327,523	1,201,271
Prepaid expenses and other assets	59,030	59,810

Total current assets	3,769,647	3,333,735

Property, plant and equipment at cost:
Land	43,676	42,805
Buildings and improvements	197,142	186,427
Machinery and equipment	413,861	384,689

	654,679	613,921
Less accumulated depreciation and amortization	(366,550)	(314,403)

	288,129	299,518

Investments in affiliated companies	36,738	32,527
Cost in excess of net assets of companies acquired	923,256	748,368
Other assets	315,218	253,457

	$5,332,988	$4,667,605

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable	$1,211,724	$917,271
Accrued expenses	414,551	258,774
Short-term borrowings, including current
portion of long-term debt	14,349	286,348

Total current liabilities	1,640,624	1,462,393

Long-term debt	2,016,627	1,807,113
Other liabilities	170,406	162,850

Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000,000 shares in 2003 and 2002
Issued - 103,878,000 shares in 2003 and 2002	103,878	103,878
Capital in excess of par value	503,320	510,446
Retained earnings	938,302	912,602
Foreign currency translation adjustment	67,046	(145,231)

	1,612,546	1,381,695
Less: Treasury stock (2,798,000 and 3,431,000
shares in 2003 and 2002, respectively),
at cost	(74,816)	(91,775)
Unamortized employee stock awards	(8,074)	(9,377)
Other	(24,325)	(45,294)

Total shareholders' equity	1,505,331	1,235,249

	$5,332,988	$4,667,605

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

Year Ended December 31,

	2003	2002	2001
Cash flows from operating activities:
Net income (loss)	$25,700	$(610,482)	$(73,826)
Income (loss) from discontinued operations, net	-	(5,911)	1,761

Net income (loss) from continuing operations	25,700	(604,571)	(75,587)
Adjustments to reconcile net income (loss) from
continuing operations to net cash provided by
operations:
Minority interest	378	(706)	(1,279)
Depreciation and amortization	73,913	78,783	132,157
Accretion of discount on convertible debentures	27,906	28,840	23,781
Equity in (earnings) loss of affiliated
companies	(4,797)	(2,607)	1,203
Deferred income taxes	12,187	(7,935)	(21,619)
Restructuring charges, net of taxes	27,144	-	145,079
Acquisition indemnification charge, net	13,002	-	-
Integration charges, net of taxes	4,822	-	5,719
Severance charge, net of taxes	-	3,214	-
Loss on prepayment of debt, net of taxes	3,930	12,949	-
Cumulative effect of change in accounting
principle	-	603,709	-
Change in assets and liabilities, net of effects
of acquired businesses and dispositions:
Accounts receivable	(196,860)	135,329	1,116,898
Inventories	46,755	240,986	1,435,804
Prepaid expenses and other assets	4,087	(3,986)	26,334
Accounts payable	213,251	251,153	(890,161)
Accrued expenses	25,794	(57,781)	(197,160)
Other	14,346	(9,505)	(23,417)

Net cash provided by operating activities	291,558	667,872	1,677,752

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(32,046)	(51,747)	(64,355)
Cash consideration paid for acquired businesses	(231,288)	(111,876)	(27,268)
Proceeds from sale of discontinued operations	1,025	41,081	-
Investments	763	(5,832)	(15,509)
Proceeds from sale of investments	-	6,953	-
Proceeds from note receivable	-	41,667	-

Net cash used for investing activities	(261,546)	(79,754)	(107,132)

Cash flows from financing activities:
Change in short-term borrowings	4,774	(81,321)	(423,185)
Change in credit facilities	(1,127)	(178)	(392,396)
Change in long-term debt	(1,431)	(6,019)	(945,310)
Repurchase of senior notes	(282,207)	(405,192)	-
Proceeds from senior note offering, net	346,286	-	-
Proceeds from zero coupon convertible debentures,
net	-	-	668,457
Repurchase of zero coupon convertible debentures	(168,426)	-	-
Proceeds from exercise of stock options	5,442	8,408	21,972
Sale of accounts receivable under securitization
program	-	-	251,737
Repayments under securitization program	-	-	(252,865)

Net cash used for financing activities	(96,689)	(484,302)	(1,071,590)

Effect of exchange rate changes on cash	(15,011)	33,415	2,285

Net increase (decrease) in cash and short-term
investments	(81,688)	137,231	501,315

Cash and short-term investments at beginning of year	694,092	556,861	55,546

Cash and short-term investments at end of year	$612,404	$694,092	$556,861

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the year for:
Income taxes	$(48,967)	$(30,492)	$106,762
Interest	102,221	129,833	195,778

See accompanying notes.

 ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
(In thousands)

Common Stock At Par Value	Capital In Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Treasury Stock	Unamortized Employee Stock Awards	Other Comprehensive Income	Total

Balance at December 31, 2000	$103,817	$529,376	$1,596,910	$(160,914)	$(144,569)	$(10,872)	$-	$1,913,748

Net loss	-	-	(73,826)	-	-	-	-	(73,826)
Translation adjustments	-	-	-	(98,780)	-	-	-	(98,780)

Unrealized loss on securities	-	-	-	-	-	-	(5,800)	(5,800)

Comprehensive loss								(178,406)

Exercise of stock options	-	(9,420)	-	-	31,392	-	-	21,972
Tax benefits related to
exercise of stock options	-	3,456	-	-	-	-	-	3,456
Restricted stock awards, net	39	802	-	-	6,256	(7,097)	-	-
Amortization of employee
stock awards	-	-	-	-	-	5,606	-	5,606
Other	-	85	-	-	-	-	-	85

Balance at December 31, 2001	103,856	524,299	1,523,084	(259,694)	(106,921)	(12,363)	(5,800)	1,766,461

Net loss	-	-	(610,482)	-	-	-		(610,482)
Translation adjustments	-	7	-	114,463	-	-		114,470
Unrealized loss on securities	-	-	-	-	-	-	(2,356)	(2,356)
Minimum pension liability
adjustments	-	-	-	-	-	-	(37,138)	(37,138)

Comprehensive loss								(535,506)

Exercise of stock options	-	(3,158)	-	-	11,566	-	-	8,408
Tax benefits related to
exercise of stock options	-	1,470	-	-	-	-	-	1,470
Restricted stock awards, net	(2)	98	-	-	3,640	(3,736)	-	-
Amortization of employee
stock awards	-	-	-	-	-	5,925	-	5,925
Other	24	(12,270)	-	-	(60)	797	-	(11,509)

Balance at December 31, 2002	$103,878	$510,446	$912,602	$(145,231)	$(91,775)	$(9,377)	$(45,294)	$1,235,249
36

 ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (continued)
(In thousands)

Common Stock At Par Value	Capital In Excess of Par Value	Retained Earnings	Foreign Currency Translation Adjustment	Treasury Stock	Unamortized Employee Stock Awards	Other Comprehensive Income	Total

Balance at December 31, 2002	$103,878	$510,446	$912,602	$(145,231)	$(91,775)	$(9,377)	$(45,294)	$1,235,249

Net income	-	-	25,700	-	-	-	-	25,700
Translation adjustments	-	-	-	212,277	-	-	-	212,277
Unrealized gain on securities	-	-	-	-	-	-	915	915
Unrealized gain on options	-	-	-	-	-	-	612	612
Minimum pension liability
adjustments	-	-	-	-	-	-	19,442	19,442

Comprehensive income								258,946

Exercise of stock options	-	(2,741)	-	-	8,183	-	-	5,442
Tax benefits related to
exercise of stock options	-	518	-	-	-	-	-	518
Restricted stock awards, net	-	(4,890)	-	-	8,798	(3,908)	-	-
Amortization of employee
stock awards	-	-	-	-	-	5,184	-	5,184
Other	-	(13)	-	-	(22)	27	-	(8)

Balance at December 31, 2003	$103,878	$503,320	$938,302	$67,046	$(74,816)	$(8,074)	$(24,325)	$1,505,331

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

Inventories

Inventories are stated at the lower of cost or market. Cost approximates the first-in, first-out (FIFO) method.

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

Investments

Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records its investments in equity method investees meeting these characteristics as "Investments in affiliated companies" in the accompanying consolidated balance sheet.

All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in "Other assets" in the accompanying consolidated
38

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

balance sheet. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value, distributions of earnings, and additional investments. If classified as available-for-sale, the company uses the fair value method with unrealized gains or losses reflected in the shareholders' equity section in the accompanying consolidated balance sheet in "Other". The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in shareholders' equity. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

   - broad economic factors impacting the investee's industry,

   - publicly available forecasts for sales and earnings growth for the industry and investee, and

   - the cyclical nature of the investee's industry.

The company could potentially have an impairment charge in future periods if, among other factors, the investee's future earnings differ from currently available forecasts.

Cost in Excess of Net Assets of Companies Acquired

The cost in excess of net assets of companies acquired was being amortized on a straight-line basis over periods of 20 to 40 years through December 31, 2001. The company adopted Financial Accounting Standards Board ("FASB") Statement No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. Statement No. 142, among other things, eliminates the amortization of goodwill and requires periodic tests for goodwill impairment. The company performs an annual impairment test on the first day of the fourth quarter. In addition, Statement No. 141, "Business Combinations," requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The company adopted Statement No. 141 as of January 1, 2002. The company has no identifiable intangible assets other than goodwill.

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

Income (Loss) Per Share

Basic income (loss) per share is computed by dividing income (loss) available to common shareholders by the weighted average number of common shares
39

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

outstanding for the period. Diluted earnings (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders' equity excluding changes in ownership interests. Comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gain (loss) on securities, unrealized gain on foreign exchange options, and adjustments to minimum pension liabilities. The foreign currency translation adjustments included in comprehensive income (loss) have not been tax effected as investments in foreign affiliates are deemed to be permanent. No deferred income tax has been provided on the unrealized gain on securities as the company has sufficient capital loss carryforwards.

Stock-Based Compensation

The company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25 whereby the options are granted at market price, and therefore no compensation costs are recognized. FASB Statement No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair-value based method of accounting for stock-based employee compensation plans. The company has elected to retain its current method of accounting as described above.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments, the distribution of electronic components and the distribution of computer products.

Revenue Recognition

The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB 104"). Under SAB 104 revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer the company recognizes revenue when the company is notified by the supplier that the product has been shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-19, "Reporting Revenue Gross as a Principal versus Net as an Agent." In such cases, the contractual terms of the transactions govern revenue recognition.

Software Development Costs

The company capitalizes qualifying costs under FASB Statement of Position 98-1, "Accounting for the Costs to Develop or Obtain Software for Internal Use" including certain costs incurred in connection with developing or obtaining
40

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to five years.

Impact of Recently Issued Accounting Standards

In April 2002, the FASB issued Statement No. 145, "Recission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." Statement No. 145 requires gains and losses on the extinguishment of debt to be classified as income or loss from continuing operations rather than as an extraordinary item as previously required. The company adopted this Statement effective January 1, 2003. All prior periods presented in the accompanying financial statements were restated to conform to the requirements of this Statement.

In June 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities," which addresses financial accounting and reporting for costs associated with exit or disposal activities and nullifies EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." Statement No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. The company adopted this Statement effective January 1, 2003. The adoption of this Statement did not have a material impact on the company's consolidated financial position and results of operations.

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," ("FIN 45") which clarifies the required disclosures to be made by a guarantor in their interim and annual financial statements about its obligations under certain guarantees that it has issued. FIN 45 also requires a guarantor to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken. The company has adopted the disclosure requirements of FIN 45 for financial statements ending December 31, 2002 and has adopted prospectively the initial recognition and measurement provisions of this Interpretation for guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have a material impact on the company's consolidated financial position and results of operations.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities," ("FIN 46") which provides guidance on identifying and assessing interests in variable interest entities to decide whether to consolidate that entity. FIN 46 requires consolidation of existing unconsolidated variable interest entities if the entities do not effectively disperse risk among parties involved. On October 9, 2003, the FASB issued FASB Staff Position No. FIN 46-6, deferring the effective date for applying the provision of FIN 46 for variable interest entities created before February 1, 2003 to the fourth quarter of 2003. In December 2003, the FASB issued Interpretation No. 46R ("FIN 46R"), a revision which clarifies some provisions of FIN 46. The adoption of FIN 46R did not have a material impact on the company's consolidated financial position and results of operations.

In May 2003, the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." This Statement establishes standards regarding how an issuer classifies, measures, and discloses certain types of financial instruments having characteristics of both liabilities and equity. It requires that an issuer classify a freestanding financial instrument that is within its scope as a liability. The adoption of this provision in the third quarter of 2003 did not have an impact on the company's consolidated financial position and results of operations. In addition, this statement provides guidance on how to account for non-controlling interests of a limited-life subsidiary. This provision has been deferred and the company will continue to evaluate the impact upon further clarification from the FASB. The adoption of this
41

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

provision is not anticipated to have a material impact on the company's consolidated financial position and results of operations.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

2.  Acquisitions

In February 2003, the company acquired substantially all the assets of the Industrial Electronics Division ("IED") of Agilysys, Inc. (formerly Pioneer-Standard Electronics, Inc.). IED serves industrial original equipment manufacturers ("OEMs") and contract manufacturers ("CMs"). The net consideration paid for this acquisition was $238,132,000, of which $225,953,000 was paid through December 31, 2003. In order to ensure the best financial returns as a result of the acquisition, the company fully integrated the IED business into the North American Components group. The full integration included, among other actions, the conversion of data into the company's IT platform, the transfer and combination of the acquired inventories to the company's distribution centers, and the closing of duplicative facilities. As a result of these actions, the acquired business does not exist as a seperate division or profit and loss center. As the financial performance of the acquired business is no longer seperately identifiable, it is not possible to quantify the impact of the acquisition on operating income.

A summary of the allocation of the consideration paid for the IED business to the fair value of the assets acquired and liabilities assumed is as follows (in thousands):

Current assets:
Accounts receivable	$102,723
Inventories	113,957
Prepaid expenses and other assets	461

Total current assets	$217,141

Property, plant and equipment	3,447
Cost in excess of net assets	75,127
Other assets	10,799

$306,514

Current liabilities:
Accounts payable	$47,873
Accrued expenses	20,509

Total current liabilities	$68,382

Net consideration paid	$238,132

The $75,127,000 of cost in excess of net assets has been allocated to the electronic components segment. Of the total amount, $62,661,000 is expected to be deductible for tax purposes.

For financial reporting purposes, the acquisition is accounted for as a purchase transaction in accordance with FASB Statement No. 141, "Business Combinations." Accordingly, the consolidated results of the company in 2003 include IED's performance from the date of acquisition.

The unaudited pro forma summary of operations for the years ended December 31, 2003 and 2002, as though the acquisition of the IED business had occurred on January 1, is as follows (in thousands except per share data):

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002

Sales	$8,775,313	$7,966,154
Income before cumulative effect of
change in accounting principle	28,777	10,963

Net income (loss)	28,777	(592,746)

Net income (loss) per basic share	$ .29	$(5.94)
Net income (loss) per diluted share	.29	(5.86)

Average number of shares outstanding:
Basic	100,142	99,786
Diluted	100,917	101,068

The unaudited pro forma summary of operations does not purport to be indicative of the results which actually would have been obtained if the acquisitions had been made at the beginning of 2002 or of those results which may be obtained in the future. The company has achieved cost savings from the IED acquisition. The cost savings have been reflected in the unaudited pro forma summary of operations. In addition, the unaudited pro forma summary reflects sales attrition, which resulted from the combination.

During 2003, the company increased its ownership interest in Arrow Components (NZ) Limited from 75% to 100% and its interest in Components Agent (Cayman) Limited from 90% to 100%. In addition, the company increased its ownership interest in Dicopel US and Dicopel SA from 60% to 70%. The aggregate cost of these acquisitions, which resulted from contractual obligations to purchase remaining interests in majority (but less than 100%) owned subsidiaries, was $5,376,000.

During 2002, the company purchased 100% of a division of Adecom Srl and acquired a 51% interest in Adecom Services Srl. The company also increased its holdings in IR Electronic from 64% to 100% and increased the company's ownership in Arrow/Ally, Inc. from 75% to 97.4%. The aggregate cost of these acquisitions was $4,104,000.

During 2001, the company acquired the remaining 10% interest in Scientific and Business Minicomputers, Inc. The cost of this remaining interest was $27,268,000.

In connection with certain acquisitions, the company was required to make future payments that are contingent upon the acquired businesses' earnings and in certain instances, the achievements of operating goals. During 2002, the company made such payments aggregating $108,470,000, of which $95,659,000 was capitalized as cost in excess of net assets of companies acquired, and $12,811,000 was recorded as a reduction of capital in excess of par value. At December 31, 2003, the company did not have any further requirements to make additional payments.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. Such payments, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities of the subsidiary). During 2003, the company made such payments of $5,376,000, which were principally capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the minority interest. If the put or call options on outstanding agreements were exercised at December 31, 2003, such payments would be approximately $6,000,000 ($13,000,000 at December 31, 2002), which would principally be capitalized as cost in excess of net assets of companies acquired. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  Investments

The company has a 50% interest in several joint ventures with Marubun Corporation, collectivley referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited, a South African electronics distributor. These investments are accounted for using the equity method and are comprised of the following at December 31, (in thousands):

Investments in affiliated companies	Equity in earnings(losses) of affiliated companies

2003	2002	2003	2002

Marubun/Arrow	$15,364	$11,971	$3,967	$2,241
Altech Industries	21,374	20,556	830	453
VCE	-	-	-	(87)

	$36,738	$32,527	$4,797	$2,607

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2003, the company's pro-rata share of this debt was $7,290,000. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

At December 31, 2003, the company had an Internet investment of approximately $1,318,000, which represents a 5.6% ownership in Viacore, Inc. ("Viacore").

During 2003, in connection with the acquisition of IED, and included in the purchase price thereof, the company paid $10,799,000 to acquire a 5% interest in World Peace Industrial Co., Ltd. The company also has an 8.4% ownership interest in Marubun Corporation. These investments are accounted for as available-for-sale securities using the fair value method and are included in "Other assets" in the accompanying consolidated balance sheet.

At December 31, 2003 and 2002, the cost basis, gross unrealized holding losses, and fair value of investments accounted for as available-for-sale were as follows (in thousands):

	2003	2002

Cost basis	$33,863	$23,065
Net unrealized holding losses	(7,241)	(13,195)

Fair value	$26,622	$9,870

These investments are included in long-term "Other assets" and the related unrealized loss is included in the shareholders ' equity section in the accompanying consolidated balance sheet in "Other".

At December 31, 2003, the cost of the company's investment in Marubun Corporation was $23,065,000, the fair value was $12,996,000, and the unrealized loss of $10,069,000 was recorded in the shareholders' equity section in the accompanying consolidated balance sheet in "Other". The fair value of Marubun Corporation has been below carrying value since the second quarter of 2002. Although the fair value of the Marubun Corporation investment has been below the cost basis for more than 10 months, the company has concluded that an other-than-temporary decline has not occurred based upon its assesment of the following factors:

   - broad worldwide and Japan specific economic factors,

   - publicly available forecasts for sales and earnings growth for the industry and Marubun Corporation,

   - the cyclical nature of the technology industry, and

   - recent financial performance of Marubun Corporation.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

While Marubun Corporation has experienced the effects of the same worldwide technology cyclical downturn as the rest of the electronics distribution industry, it has experienced growth in sales in its last reported fiscal year, remains profitable, and maintains a strong balance sheet. Its stock price has fluctuated over the last twelve months, with an increase of 32% compared with the year-earlier period. The company's intent and ability is to retain this investment over a period of time, which would be sufficient to allow for any recovery in market value. The company could potentially have an impairment charge in future periods if, among other factors, Marubun Corporation's future earnings differ from currently available forecasts. At December 31, 2003 and 2002, such charge would have been $10,069,000 ($.10 per share) and $13,195,000 ($.13 per share), respectively.

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

The disposition of the Gates/Arrow operation represents a disposal of a "component of an entity" as defined in FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Accordingly, the company's consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for all periods.

The company recorded a loss of $10,234,000 ($6,120,000 net of related taxes or $.06 per share) on the disposal of Gates/Arrow. The loss consists of the following (in thousands):

Personnel costs	$1,250
Facilities	3,144
Professional fees	599
Asset write-down	3,000
Other	2,241

$10,234

The utilization of these charges as of December 31, 2003 is as follows (in thousands):

Personnel Costs	Facilities	Professional Fees	Asset Write-down	Other	Total

Original accrual	$1,250	$3,144	$599	$3,000	$2,241	$10,234
2002 payments	(1,052)	(227)	(355)	-	(168)	(1,802)
2002 non-cash usage	-	(904)	-	(3,000)	-	(3,904)

December 31, 2002	198	2,013	244	-	2,073	4,528
Reclassification	-	(500)	-	-	500	-
2003 payments	(73)	(962)	(43)	-	(528)	(1,606)
2003 non-cash usage	-	-	-	-	(2,000)	(2,000)
December 31, 2003	$125	$551	$201	$-	$45	$922

Approximately $862,000 of the remaining balance will be spent before the end of 2004.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Operating results of Gates/Arrow were as follows (in thousands):

	2002(a)	2001

Net sales	$180,534	$640,312

Income (loss) from discontinued
operations, net of taxes	$(5,911)	$1,761

(a) Operating results for 2002 are through the disposition date of May 31, 2002.

5.  Accounts Receivable

In February 2003, the company renewed its asset securitization program (the "program"), extended the term of the program to February 2006, and made certain changes to the terms of the program, including amendments to covenants, elimination of a rating trigger that could have made the program unavailable for additional borrowing in the event that the company's senior unsecured credit rating fell below investment grade, and reduction in the size of the program from $750,000,000 to $550,000,000. In February 2004, the company further amended certain financial covenants. The company entered into the asset securitization program as a means to maximize the company's borrowing flexibility. Since the company's business is working capital intensive, this program allows us to grow our borrowing capacity as our accounts receivable balance grows. This program also makes available funding at a lower cost than traditional unsecured borrowing arrangements. Under the program, the company can sell, on a revolving basis, an individual interest in a pool of certain North American trade accounts receivable and retain a subordinated interest and servicing rights to those receivables. At December 31, 2003 and 2002, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

Accounts receivable consists of the following at December 31 (in thousands):

	2003	2002

Accounts receivable	$1,817,769	$1,431,167
Allowance for doubtful accounts	(47,079)	(52,605)

	$1,770,690	$1,378,562

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

As required by Statement No. 142, the company completed the two steps required to identify and measure goodwill impairment for each reporting unit as of January 1, 2002. The first step involved identifying all reporting units with carrying values (including goodwill) in excess of fair value determined by reference to comparable businesses using a weighted average EBIT multiple. The reporting units identified from the first step were then measured for impairment by comparing the units' fair value to their carrying value. Those reporting units having a carrying value substantially exceeding their fair value were identified as being fully impaired, and the company fully wrote down the related goodwill. For reporting units with potential impairment, the company determined the fair value of the assets and liabilities of the unit and wrote down the goodwill to its implied fair value accordingly. The majority of the reporting units' assets and liabilities were inventories, accounts receivable, accounts payable, and accrued expenses, which are carried at fair value. No other impairment indicators have arisen since January 1, 2002.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

All remaining and future acquired goodwill is subject to an annual impairment test on the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.

As a result of the evaluation process performed during the second quarter of 2002, the company recorded an impairment charge of $603,709,000 ($6.05 per share), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002.

As the amortization of the goodwill capitalized upon the acquisition of the companies was not deductible for income tax purposes, the company did not provide for a deferred benefit in the periods when the goodwill and/or amortization was recorded. As a result, the company did not provide for any benefit when the goodwill impairment was recorded.

The company's annual impairment tests in 2003 and 2002 did not result in any additional impairments to the carrying value of goodwill.

The following table presents the carrying amount of cost in excess of net assets of companies acquired, allocated to reportable segments (in thousands):

Electronic	Computer
Components	Products	Total

Carrying value at December 31, 2001	$902,093	$322,190	$1,224,283
Cumulative effect of change in
accounting principle	(281,519)	(322,190)	(603,709)
Additions	88,615	-	88,615
Other (principally foreign currency
translation)	39,179	-	39,179
Carrying value at December 31, 2002	748,368	-	748,368
Additions	79,986	-	79,986
Other (principally foreign currency
translation)	94,902	-	94,902

Carrying value at December 31, 2003	$923,256	$-	$923,256

The company does not have any other intangible assets subject to valuation under Statement No. 142.

The following table provides a reconciliation of reported income (loss) from continuing operations, net income (loss), and income (loss) per share to the adjusted income (loss) from continuing operations, net income (loss), and income (loss) per share, which reflects the exclusion of goodwill amortization, net of related taxes for the years ended December 31 (in thousands except per share data):

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002(a)	2001
Income (loss) from continuing operations,
as reported	$25,700	$(862)	$(75,587)
Add: Goodwill amortization, net of taxes	-	-	41,601

Adjusted income (loss) from continuing
operations	$25,700	$(862)	$(33,986)

Net income (loss), as reported	$25,700	$(610,482)	$(73,826)
Add: Goodwill amortization, net of taxes	-	-	41,601

Adjusted net income (loss)	$25,700	$(610,482)	$(32,225)

Basic income (loss) per share:
Income (loss) per share from continuing
operations, as reported	$.26	$(.01)	$(.77)
Add: Goodwill amortization, net of taxes	-	-	.42

Adjusted income (loss) per basic share from
continuing operations	$.26	$(.01)	$(.35)

Net income (loss) per share, as reported	$.26	$(6.12)	$(.75)
Add: Goodwill amortization, net of taxes	-	-	.42

Adjusted income (loss) per basic share	$.26	$(6.12)	$(.33)

Diluted income (loss) per share:
Income (loss) per share from continuing
operations, as reported	$.25	$(.01)	$(.77)
Add: Goodwill amortization, net of taxes	-	-	.42

Adjusted income (loss) per diluted share from
continuing operations	$.25	$(.01)	$(.35)

Net income (loss) per share, as reported	$.25	$(6.12)	$(.75)
Add: Goodwill amortization, net of taxes	-	-	.42

Adjusted income (loss) per diluted share	$.25	$(6.12)	$(.33)

(a)

As a result of adopting FASB Statement No. 145 in 2003, the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations.

7.  Debt

During 2003, the company repurchased $168,974,000 accreted value of its zero coupon convertible debentures (the "convertible debentures") due in 2021, which could have been put to the company in February 2006. The related loss on the repurchase aggregated $3,629,000 ($2,171,000 net of related taxes or $.02 per share), which includes the write-off of related deferred financing costs offset, in part, by the discount on the repurchase. The loss on the repurchase is recognized in income from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5,000,000 annually from the dates of repurchase through the 2006 put date, if interest rates remain the same.

During 2003, the company repurchased, prior to maturity, $84,820,000 principal amount of its 8.2% senior notes, which matured in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,942,000 ($1,759,000 net of related taxes or $.02 per share), and is recognized in income from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $3,300,000 from the dates of repurchase through the 2003 maturity date.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In June 2003, the company completed the sale of $350,000,000 principal amount of 6 7/8% senior notes due in 2013. The net proceeds of the offering of $346,286,000 were used to repay the company's 8.2% senior notes, which matured in October 2003, and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6 7/8% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted income by $4,700,000 ($2,900,000 net of related taxes).

The company utilized $192,010,000 of the proceeds from the 6 7/8% senior note offering to repay the outstanding principal amount at maturity of the 8.2% senior notes, which matured on October 1, 2003.

In December 2003, the company amended its three-year $450,000,000 revolving credit facility to make certain changes to the terms of the facility, including amendments to covenants, and extended the facility through December 2006. A provision was added which would allow the banks to terminate, under certain conditions, the credit facility in October 2005 should a liquidity test not be met. The three-year revolving credit facility, as amended, bears interest at the applicable Eurocurrency rate plus a margin which is based on facility utilization and other factors. The company pays the banks a facility fee of .25% per annum. At December 31, 2003 and 2002, the company had no outstanding borrowings under this facility.

In November 2003, the company entered into a series of interest rate swaps (the "2003 swaps") with third parties, with an aggregate notional amount of $200,000,000, in order to hedge the change in fair value of the company's 7% senior notes, due in 2007, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in January 2007. The 2003 swaps modify the company's interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 5.20% at December 31, 2003) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The hedges were assessed as effective as the market value adjustment for the hedged notes and the swaps directly offset each other. The fair value of the 2003 swaps at December 31, 2003 was $1,649,000 and is included in long-term "Other assets" in the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet.

During 2002, the company repurchased $398,170,000 principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20,887,000 ($12,949,000 net of related taxes or $.13 per share) and is recognized in the loss from continuing operations in the company's consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $31,080,000 from the dates of repurchase through the 2003 maturity date. As required by FASB Statement No. 145, the 2002 loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified as a component of the loss from continuing operations.

In August 2002, the company entered into a series of interest rate swaps (the "2002 swaps") with third parties, with an aggregate notional amount of $250,000,000, in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The 2002 swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 6.19% and 6.76% at December 31, 2003 and 2002, respectively) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other. The fair value of the 2002 swaps at December 31, 2003 and 2002 was $8,421,000 and $9,519,000, respectively, and is included in long-term "Other assets" in
49

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the accompanying consolidated balance sheet and the offsetting adjustment to the carrying value of the debt hedged is included in "Long-term debt" in the accompanying consolidated balance sheet. In January 2004, concurrently with the repurchase of $41,500,000 of the 8.7% senior notes, an equivalent amount of the 2002 swaps were terminated.

During the first quarter of 2001, the company completed the sale of $1,523,750,000 principal amount at maturity of convertible debentures due February 21, 2021. The convertible debentures were priced with a yield to maturity, including the accretion of discount, of 4% per annum and may be converted into the company's common stock at a conversion ratio of 11.972 common shares per $1,000 of principal amount at maturity. The company, at its option, may redeem all or part of the convertible debentures (at the issue price plus accrued original issue discount through the date of redemption) any time on or after February 21, 2006. Holders of the convertible debentures may require the company to repurchase the convertible debentures (at the issue price plus accrued original issue discount through the date of repurchase) on February 21, 2006, 2011, or 2016. The net proceeds resulting from this transaction of $671,839,000 were used to repay a $400,000,000 short-term credit facility with the remaining amount principally utilized to repay amounts outstanding under the company's then existing global multi-currency credit facility.

At December 31 short-term debt consists of the following (in thousands):

	2003	2002
Current maturities of 8.2%
senior notes, due 2003	$-	$276,773
Various short-term borrowings	14,349	9,575

	$14,349	$286,348

Various short-term borrowings are principally utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2003 and 2002 were 2.4% and 3.4%, respectively.

Long-term debt consists of the following at December 31 (in thousands):

	2003	2002

8.2% senior notes, due 2003	$-	$276,773
8.7% senior notes, due 2005	249,998	249,997
7% senior notes, due 2007	199,230	198,978
9.15% senior notes, due 2010	199,977	199,974
6 7/8% senior notes, due 2013	349,355	-
6 7/8% senior debentures, due 2018	196,985	196,776
7 1/2% senior debentures, due 2027	196,771	196,631
Zero coupon convertible debentures, due 2021	601,643	742,712
Interest rate swaps	10,070	9,519
Other obligations with various
interest rates and due dates	12,598	12,526

	2,016,627	2,083,886
Less current maturities of long-term debt	-	276,773

	$2,016,627	$1,807,113

The 7% senior notes and the 7 1/2% senior debentures are not redeemable prior to their maturity. The 8.7% senior notes, 9.15% senior notes, 6 7/8% senior notes, and 6 7/8% senior debentures may be prepaid at the option of the company subject to "make whole" clauses.

At December 31, 2003, the estimated fair market value of the 8.7% senior notes was 109% of par (101% of par at December 31, 2002), the 7% senior notes was 108% of par (98% of par at December 31, 2002), the 9.15% senior notes was 120% of par (102% of par at December 31, 2002), the 6 7/8% senior notes was 106% of par, the 6 7/8% senior debentures was 102% of par (88% of par at December 31, 2002), the 7 1/2% senior debentures was 103% of par (83% of par at December 31, 2002), and the convertible debentures was 54% of par (45% of par at
50

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2002). The estimated market value of the 8.2% senior notes was 104% of par at December 31, 2002. The balance of the company's borrowings approximates their fair value.

Annual payments of borrowings during each of the years 2004 through 2008 are $14,349,000, $259,234,000, $866,000, $201,805,000, and $1,083,000, respectively, and $1,553,639,000 for all years thereafter. Included in borrowings with maturities of greater than five years are the convertible debentures, which may be put to the company in 2006.

The three-year revolving credit facility and the asset securitization program limit the incurrence of additional borrowings, limit the company's ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2003. The company is currently not aware of any events which would cause non-compliance in the future.

8.  Income Taxes

The provision for (benefit from) income taxes for the years ended December 31 consists of the following (in thousands):

	2003	2002	2001

Current
Federal	$(582)	$(65,237)	$(61,033)
State	-	(18,610)	(13,494)
Foreign	28,485	9,460	44,840

	$27,903	$(74,387)	$(29,687)

Deferred
Federal	$(16,093)	$57,004	$(10,209)
State	(3,998)	9,790	(2,536)
Foreign	13,394	5,821	7,204

	(6,697)	72,615	(5,541)

	$21,206	$(1,772)	$(35,228)

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows (in thousands):

	2003	2002	2001

Provision (benefit) at statutory rate	$16,550	$(1,168)	$(39,233)
State taxes, net of federal benefit	(2,599)	(5,733)	(10,420)
Foreign tax rate differential	611	(23,980)	1,709
Non-deductible goodwill	-	-	11,639
Valuation allowance	-	17,600	-
Other non-deductible expenses	6,032	7,516	1,690
Other	612	3,993	(613)

	$21,206	$(1,772)	$(35,228)

For financial reporting purposes, loss before income taxes attributable to the United States was $70,356,000 in 2003, $115,212,000 in 2002, and $230,128,000 in 2001, and income before income taxes attributable to foreign operations was $117,640,000 in 2003, $111,872,000 in 2002, and $118,034,000 in 2001.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years.

The significant components of the company's deferred tax assets and liabilities at December 31, included primarily in "Other Assets" and "Other Liabilities" in the accompanying consolidated balance sheet, consist of the following (in thousands):

51

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002

Deferred tax assets:
Goodwill	$15,794	$37,981
Net operating loss carryforwards	121,470	81,384
Capital loss carryforwards	14,431	14,431
Inventory adjustments	34,122	28,797
Allowance for doubtful accounts	12,592	17,851
Accrued expenses	17,982	11,246
Pension costs	11,896	-
Integration and restructuring reserves	6,022	14,160
Other	5,671	627

	239,980	206,477
Valuation allowance	(45,441)	(52,425)

Total deferred tax assets	$194,539	$154,052

Deferred tax liabilities:
Goodwill	(51,691)	(36,244)
Depreciation	(1,445)	(2,275)
Other	(1,666)	(6,192)

Total deferred tax liabilities	(54,802)	(44,711)

Total net deferred tax assets	$139,737	$109,341

At December 31, 2003, the company had available U.S. federal net operating loss carryforwards of approximately $63,906,000, expiring beginning in 2017. In addition, certain international subsidiaries had tax loss carryforwards of approximately $198,122,000 expiring in various years after 2003. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $50,322,000 as of December 31, 2003 have been recorded with a corresponding valuation allowance of $31,010,000. The valuation allowance reflects the deferred tax benefits that management is uncertain of the ability to utilize in the future.

At December 31, 2003, the company had a pre-tax capital loss carryforward of approximately $35,900,000. This loss will expire through 2007. A full valuation allowance of $14,431,000 has been provided against the deferred tax asset relating to the capital loss carryforward.

Cumulative undistributed earnings of international subsidiaries were approximately $804,749,000 at December 31, 2003. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the company's international operations.

9.  Shareholders' Equity

The activity in the number of shares outstanding is as follows (in thousands):

Common
Stock	Treasury	Common Stock
Issued	Stock	Outstanding

Common stock outstanding at December 31, 2000	103,817	5,406	98,411
Restricted stock awards, net of forfeitures	-	(234)	234
Exercise of stock options	-	(1,174)	1,174
Other	39	-	39

Common stock outstanding at December 31, 2001	103,856	3,998	99,858
Restricted stock awards, net of forfeitures	(2)	(136)	134
Exercise of stock options	-	(433)	433
Other	24	2	22

Common stock outstanding at December 31, 2002	103,878	3,431	100,447
Restricted stock awards, net of forfeitures	-	(327)	327
Exercise of stock options	-	(306)	306

Common stock outstanding at December 31, 2003	103,878	2,798	101,080

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

52

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of $50 (the "exercise price"). The rights are exercisable only if a person or group acquires 20% or more of the company's common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company's common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earnings power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

10.  Restructuring, Integration, and Other Charges

Restructuring

2003

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with targeted annualized savings of $75,000,000. The company has taken these steps in order to make its organizational structure, systems, and processes more efficient. The estimated restructuring charges associated with these actions total approximately $42,400,000, of which $37,965,000 ($27,144,000 net of related taxes or $.27 per share) was recorded in 2003. The remaining amount of approximately $4,500,000 will be recorded over the next several quarters. Approximately $39,000,000 of the total charge is expected to be spent in cash.

The company recorded a charge of $26,837,000 related to personnel costs as part of the 2003 restructuring. The total number of positions eliminated was approximately 1,085 positions, or 9%, out of prior year's ending worldwide total of 11,700 positions. There was no single group of employees impacted by these restructuring actions. Instead, it impacted both exempt and non-exempt employees across multiple locations, segments, and functions.

The company recorded a charge of $6,015,000 relating to facilities closed. As part of the physical logistics network rationalization, one primary distribution center in England was closed and another will be closed over the next several months, and their operations will be centralized in the newer, state-of-the-art, Pan-European facility in Venlo, the Netherlands. In addition, the primary distribution center in Brookhaven, New York was partially closed and the remaining operations will be closed over the next several months, and customers and suppliers will be serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic commodity computer products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

The company recorded a provision of $3,088,000 for asset write-downs. The provision was principally for fixed assets and was recorded in North America and Europe.

Also included in the charge was $2,025,000 for IT systems and other miscellaneous items related to the early termination of computer equipment, logistics support, and service commitments no longer being used.

On February 17, 2004, the company announced, as part of on-going evaluations, a series of additional steps designed to enhance the company's operating efficiencies, primarily related to the elimination of corporate support
53

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

functions. The net result is estimated to reduce the company's cost structure by an additional $15,000,000 annually. Approximately 50% of this annual cost savings will begin in the first quarter of 2004, with the remaining 50% beginning late in the second quarter of 2004. The company expects to record a restructuring charge relating to these actions over several quarters in 2004 totaling $2,000,000 to $5,000,000, before taxes.

The 2003 restructuring charges are comprised of the following at December 31, 2003 (in thousands):

Personnel Costs	Facilities	Asset Write-Down	IT and other	Total

December 2002	$-	$-	$-	$-	$-
Additions	26,837	6,015	3,088	2,025	37,965
Payments	(23,598)	(1,275)	-	(534)	(25,407)
Foreign currency translation	(543)	15	(14)	(8)	(550)
Non-cash usage	-	-	(2,606)	(115)	(2,721)

December 2003	$2,696	$4,755	$468	$1,368	$9,287

2001 and prior

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring costs and other charges of $227,622,000 ($145,079,000 net of related taxes or $1.47 per share). These charges include costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. Of the total charge, $174,622,000 reduced operating income (including $97,475,000 in cost of products sold) and $53,000,000 was recorded as a loss on investments. There were no material revisions to these actions and their related costs.

The company recorded a charge of $15,200,000 related to personnel costs as part of the mid-2001 restructuring. The total number of positions eliminated was approximately 1,200, out of the then existing worldwide total of 14,150, or approximately 9%. The actual number of employees terminated approximated original estimates. The reduction in headcount was principally due to reduced activity levels across all functions throughout the company. There was no single group of employees or business segment that was impacted by this restructuring. Instead it impacted both exempt and non-exempt employees across a broad range of functions including sales and marketing, warehouse employees, employees working in value-added centers, finance personnel in credit/collections and accounts payable, human resources, and IT. The company's approach was to reduce its headcount in the areas with reduced activities.

The company also consolidated or closed 15 facilities and accordingly recorded a charge of $10,063,000 related to vacated leases, including write-offs of related leasehold improvements.

The company also terminated certain customer programs principally related to services not traditionally provided by the company because they were not profitable. The $38,800,000 provision included charges for inventory these customers no longer required, pricing disputes, non-cancelable purchase commitments, and value-added taxes.

The company recorded an inventory provision of $97,475,000, which was included in cost of products sold. The provision related to a substantial number of parts. In addition to North America, provisions were recorded in Europe and the Asia/Pacific region. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain
54

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components. The parts were written down to estimated realizable value; in many cases to estimated scrap value or zero. At December 31, 2003, approximately 66% of the inventory for which a provision was made had been scrapped and approximately 34% of this inventory was sold at its reduced carrying value with minimal impact on gross margins.

Also included in the charge was $13,084,000 for IT systems and other miscellaneous items related to logistics support and service commitments no longer being used, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

The 2001 restructuring costs, excluding the Internet investment write-down discussed below, are comprised of the following as of December 31, 2003 (in thousands):

Personnel Costs	Facilities	Customer Termination	Inventory Write-down	IT and other	Total

December 2000	$-	$2,052	$-	$-	$-	$2,052
Additions	15,200	10,063	38,800	97,475	13,084	174,622
Payments	(10,279)	(1,008)	-	-	(1,352)	(12,639)
Non-cash usage	-	(578)	(14,600)	(26,320)	(5,976)	(47,474)

December 2001	4,921	10,529	24,200	71,155	5,756	116,561
Reversals	698	-	-	-	(698)	-
Payments	(5,619)	(1,945)	-	-	(3,312)	(10,876)
Reclassification	-	-	(2,097)	-	2,097	-
Non-cash usage	-	-	(16,738)	(64,158)	(864)	(81,760)

December 2002	-	8,584	5,365	6,997	2,979	23,925
Payments	-	(2,178)	-	-	(1,307)	(3,485)
Non-cash usage	-	-	-	(6,997)	(1,648)	(8,645)

December 2003	$-	$6,406	$5,365	$-	$24	$11,795

(a) The facilities opening balance as of December 2000 of $2,052,000 relates to real estate commitments as a result of the company's realignment in 1997. Approximately $1,256,000 is unused as of December 31, 2003.

In connection with the restructuring costs and other charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The financial impact of these actions, commencing in the second quarter of 2002, of approximately $100,000,000 for 2003 and $70,000,000 for 2002 is reflected as a reduction in selling, general and administrative expenses. These costs savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

Internet Investments Write-Down

As a result of the significant decline in the Internet sector during 2001, the company assessed the value of its investments early in the third quarter of 2001. In order to assess the value of its investments, the company selected a pool of comparable publicly traded companies and obtained the stock price of each company at the date of the company's original investment and in the third quarter of 2001. The percentage change in the average stock price was applied to the related investment to determine the change in the value of the investment, modified to the extent that the entity had cash to repay the investors. The company determined that certain of these investments had experienced an other-than-temporary decline in their realizable values. Accordingly, included in the $227,622,000 charge recorded in the third quarter
55

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of 2001, the company recorded a charge of $53,000,000 to write various Internet investments down to their realizable values.

The following is an analysis of the charge recorded in 2001 and the percentage of ownership related to the Internet investments at December 31, 2003 ($ in thousands):

		%
	Charge	Ownership
eChips
ChipCenter investment	$ 8,378	-
Loans, included in other current assets	9,212	-
Econnections	19,500	-
Buckaroo	9,000	-
VCE	2,400	-
Viacore	4,510	5.6

	$53,000

At December 31, 2003, the remaining book value of these investments was $1,318,000, which represents the company's interest in Viacore.

In connection with the restructuring costs and other charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The financial impact of these actions, commencing in the second quarter of 2002, of approximately $100,000,000 for 2003 and $70,000,000 for 2002 is reflected as a reduction in selling, general and administrative expenses. These costs savings may not be permanent as increased activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

Integration

2003

In the first quarter of 2003, the company recorded integration costs of $18,407,000 ($14,063,000 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904,000 ($4,822,000 net of related taxes or $.05 per share) relating primarily to severance costs for the company's employees was charged to income from continuing operations, and $11,503,000 ($9,241,000 net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional goodwill. As of December 31, 2003, approximately $1,200,000 of this accrual was required to address remaining contractual obligations.

2001 and prior

In 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 net of related taxes or $.06 per share) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, "Wyle"). Of the total amount recorded, $1,433,000 represented costs associated with the closing of various overlapping office facilities and distribution and value-added centers, $4,052,000 represented costs associated with the termination of certain personnel largely performing duplicate functions, $2,703,000 represented costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and $1,187,000 represented the write-down of property, plant and equipment to estimated fair value. As of December 31, 2003, approximately $1,800,000 of this accrual was required to address remaining contractual obligations.

During 1999, the company acquired Richey Electronics, Inc. ("Richey") and the electronics distribution group of Bell Industries, Inc. ("EDG"). As a result of these acquisitions, in 1999, the company recorded an integration charge of $24,560,000 ($16,480,000 net of related taxes or $.17 per share) and an additional $37,991,000 ($25,833,000 net of related taxes), as cost in excess of net assets of companies acquired, to integrate Richey and EDG into the company. Of the total amount recorded, $30,140,000 was associated with the closing of various office facilities and distribution and value-added centers with the remaining amounts associated with severance, the termination of certain supplier relationships, and professional fees. As of December 31, 2003, approximately $3,324,000 of this accrual was required to address remaining contractual obligations.

The remaining integration accrual as of December 31, 2003, of approximately $10,351,000, relates to numerous acquisitions made prior to 2000, which individually are not significant and principally represent payments for remaining contractual obligations.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total integration charges, comprised of the specific integrations discussed above, together with various previous acquisitions, are as follows at December 31, 2003 (in thousands):

Personnel Costs	Facilities	Asset Write-down	IT and other	Total

December 2000	$16,922	$38,988	$8,134	$19,290	$83,334
Additions (a)	4,789	(314)	1,217	10,009	15,701
Reversals (b)	-	(11,814)	-	(500)	(12,314)
Payments	(16,036)	(7,721)	(898)	(13,184)	(37,839)
Foreign currency
translation	50	282	101	(378)	55
Non-cash usage	-	-	(6,132)	-	(6,132)

December 2001	5,725	19,421	2,422	15,237	42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	-	(7)	-	(407)	(414)
Foreign currency
translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	-	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (c)	10,211	-	-	8,196	18,407
Payments	(11,164)	(3,354)	-	(7,047)	(21,565)
Reversals (d)	(2,311)	(3,249)	-	-	(5,560)
Foreign currency
translation	252	(429)	(59)	(327)	(563)
Non-cash usage	-	(424)	(89)	(356)	(869)

December 2003	$-	$7,696	$289	$8,690	$16,675

(a)	Represents costs associated with the acquisition and integration of Wyle, the open computing alliance subsidiary of Merisel, Inc., and Jakob Hatteland.

(b)	Principally represents the reversal of charges to goodwill and operating income as a result of the re-negotiations of facilities related obligations.

(c)	Represents costs associated with the acquisition and integration of IED.

(d)	Represents reversals of charges to goodwill resulting from changes in estimates.

The remaining restructuring and integration charges of $37,757,000 as of December 31, 2003, of which $29,345,000 is expected to be spent in cash, will be utilized as follows:

-

The personnel accruals of $2,696,000 will be utilized to cover costs associated with the termination of personnel resulting from the 2003 restructurings which are expected to be spent by the end of 2004.

-

The facilities accruals totaling $18,857,000 relate to terminated leases with expiration dates through 2010. Approximately $9,800,000 will be paid in 2004. The minimum lease payments for these leases are approximately $4,928,000 in 2005, $3,250,000 in 2006, $480,000 in 2007, and $399,000 thereafter.

-

The customer termination accrual of $5,365,000 relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset and inventory write-downs of $757,000 relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2004.

-

IT and other of $10,082,000 primarily represents leases for hardware and software, consulting contracts for logistics services, and professional fees related to legal services with expected utilization dates through 2005. Approximately $8,145,000 is expected to be utilized in 2004 and $1,937,000 in 2005.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company's integration and restructuring programs principally impacted its electronic components operations.

Acquisition Indemnification

In 2000, the company purchased Tekelec Europe SA ("Tekelec"), a French company, from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11,327,000 ($14,248,000 at the year-end foreign exchange rate), including penalties and interest (the "VAT Matter"); (ii) a product liability claim in the amount of €11,333,000 ($14,256,000 at the year-end exchange rate); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €467,000 ($587,000 at the year-end exchange rate). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France. Airtronic elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. The company believes that it has valid defenses to this claim and intends to contest it vigorously.

During 2003, judgments were rendered in favor of the former employees, and Tekelec, while appealing, has been ordered to pay damages in the amount of €364,000 ($458,000 at the year-end exchange rate). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights vigorously. Based on Airtronic's position on the enforceability of the indemnity, which the company believes creates a conflict of interest on the part of Airtronic's lawyer in representing Tekelec before the tax authorities, Tekelec has dismissed Airtronic's counsel in favor of retaining its own tax lawyer and intends to pursue separate discussions with the tax authorities. Were Tekelec to enter into a settlement of this matter without the consent of Airtronic, the company's right to claim against Airtronic under the indemnification provisions could be impaired.

In light of the company's inability to assess Airtronic's ability and intent to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of €11,327,000 ($13,002,000 or $.13 per share at the September 30, 2003 foreign exchange rate) was recognized in the third quarter of 2003.

Severance

During 2002, the company's former chief executive officer resigned. As a result, the company recorded a severance charge totaling $5,375,000 ($3,214,000 net of related taxes or $.03 per share) principally based on the terms of his employment agreement. Included therein are provisions principally related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Income (Loss) Per Share

The following table sets forth the calculation of basic and diluted income (loss) per share ("EPS") for the years ended December 31 (in thousands except per share data):

	2003 (a)	2002 (b)	2001 (c)
Income (loss) from continuing operations used for
basic EPS	$25,700	$(862)	$(75,587)
Income (loss) from discontinued operations,
net of taxes	-	(5,911)	1,761

Income (loss) before cumulative effect of change
in accounting principle	25,700	(6,773)	(73,826)

Cumulative effect of change in accounting principle	-	(603,709)	-

Net income (loss)	$25,700	$(610,482)	$(73,826)

Weighted average shares outstanding for basic EPS	100,142	99,786	98,384

Net effect of dilutive stock options and restricted
stock awards	775	-	-

Weighted average shares outstanding for diluted EPS	100,917	99,786	98,384

Net income (loss) per basic share:

Income (loss) from continuing operations	$.26	$(.01)	$(.77)
Income (loss) from discontinued operations	-	(.06)	.02
Cumulative effect of change in accounting
principle	-	(6.05)	-

Net income (loss) per basic share	$.26	$(6.12)	$(.75)

Net income (loss) per diluted share:

Income (loss) from continuing operations	$.25	$(.01)	$(.77)
Income (loss) from discontinued operations	-	(.06)	.02
Cumulative effect of change in accounting
principle	-	(6.05)	-

Net income (loss) per diluted share (d)	$.25	$(6.12)	$(.75)

(a)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share), restructuring charges of $37,965,000 ($27,144,000 net of related taxes or $.27 per share), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share), and a loss on prepayment of debt of $6,571,000 ($3,930,000 net of related taxes or $.04 per share).

(b)

Includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share). As a result of adopting FASB Statement No. 145, the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the loss from continuing operations during 2003. Accordingly, the loss from continuing operations also includes a loss on prepayment of debt of $20,887,000 ($12,949,000 net of related taxes or $.13 per share).

(c)

Includes the restructuring costs and other charges of $227,622,000 ($145,079,000 net of related taxes or $1.47 per share) and an integration charge of $9,375,000 ($5,719,000 net of related taxes or $.06 per share).

(d)

Net income (loss) per diluted share for the years ended December 31, 2003, 2002, and 2001 exclude the effect of 16,853,000, 18,242,000, and 15,587,000 shares, respectively, related to convertible debentures. In addition, the effect of options to purchase 7,723,879, 6,817,730, and 1,136,000 shares for the years ended December 31, 2003, 2002, and 2001, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.   Employee Stock Plans

Restricted Stock Plan

Under the terms of the Arrow Electronics, Inc. Restricted Stock Plan (the "Plan"), a maximum of 4,760,000 shares of common stock may be awarded at the discretion of the board of directors to key employees of the company.

Shares awarded under the Plan may not be sold, assigned, transferred, pledged, hypothecated, or otherwise disposed of, except as provided in the Plan. Shares awarded become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 72,000 shares of common stock to 70 employees in respect of 2003, 378,250 shares of common stock to 145 employees in respect of 2002, and 243,615 shares of common stock to 145 employees in respect of 2001.

Forfeitures of shares awarded under the Plan were 48,313 during 2003, 81,229 during 2002, and 45,679 during 2001, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is being amortized over the vesting period, and the unamortized balance is included in shareholders' equity as unamortized employee stock awards.

Stock Option Plans

Under the terms of various Arrow Electronics, Inc. Stock Option Plans (the "Option Plans"), both nonqualified and incentive stock options for an aggregate of 23,900,000 shares of common stock were authorized for grant to directors, employees, and eligible non-employees. Incentive stock options may only be granted to employees. The nonqualified stock options to employees are granted at prices determined by the board of directors at its discretion, provided, however that the purchase price may not be less than the fair market value of the shares at the dates of grant. The nonqualified stock options granted to directors and incentive stock options are granted at prices equal to the fair market value of the shares at the dates of grant. Options granted under the Option Plans after May 1997 become exercisable in equal installments over a four-year period, except for the stock options authorized for grant to directors which become exercisable in equal installments over a two-year period. Previously, options became exercisable over a two- or three-year period. Options currently outstanding have terms of ten years.

The following information relates to the Option Plans for the years ended December 31:

		Average		Average		Average
		Exercise		Exercise		Exercise
	2003	Price	2002	Price	2001	Price

Options outstanding
at beginning of year	10,569,096	$22.94	9,925,622	$23.94	10,405,615	$23.22
Granted	1,611,900	22.46	1,605,300	16.05	1,149,250	25.00
Exercised	(305,999)	17.79	(435,289)	19.47	(1,173,868)	18.72
Forfeited	(540,519)	24.01	(526,537)	23.53	(455,375)	23.72

Options outstanding
at end of year	11,334,478	$22.96	10,569,096	$22.94	9,925,622	$23.94

Prices per share of
options outstanding	$11.94-41.25	$11.94-41.25	$11.94-41.25

Options available for future grants:

Beginning of year	4,250,306	2,929,069	3,622,944
End of year	3,178,925	4,250,306	2,929,069
60

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table summarizes information about stock options outstanding at December 31, 2003:

Options Outstanding	Options Exercisable

		Weighted	Weighted		Weighted
Maximum		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price

$20	2,387,713	85 months	$14.58	924,888	$15.92
25	4,066,037	67 months	22.30	2,704,887	21.18
30	3,744,730	71 months	26.20	2,303,404	26.18
35+	1,135,998	52 months	32.31	1,120,049	32.29

All	11,334,478	71 months	22.96	7,053,228	23.89

FASB Statement No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" amended FASB Statement No. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition to FASB Statement No. 123's fair value method of accounting for stock-based employee compensation and requires disclosure of the pro forma impact on net income (loss) and earnings (loss) per share as if a fair value method was applied.

The company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for the Option Plans. If compensation expense for the company's various stock option plans had been determined based upon fair value at the grant dates for awards under those plans in accordance with FASB Statement No. 123, the company's pro forma net earnings (loss), basic and diluted earnings (loss) per common share would have been as follows for the years ended December 31 (in thousands except per share data):

	2003	2002	2001

Net income (loss), as reported	$25,700	$(610,482)	$(73,826)
Deduct: Impact of stock-based employee
compensation expense determined under
fair value method for all awards, net of
related taxes	(10,020)	(10,131)	(9,139)

Pro forma net income (loss)	$15,680	$(620,613)	$(82,965)

Earnings (loss) per share:
Basic-as reported	$.26	$(6.12)	$(.75)

Basic-pro forma	$.16	$(6.22)	$(.84)

Diluted-as reported	$.25	$(6.12)	$(.75)

Diluted-pro forma	$.16	$(6.22)	$(.84)

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant, during 2003, 2002, and 2001 was $9.62, $7.77, and $12.30 per share, respectively. The weighted average fair value was estimated using the following assumptions:

	2003	2002	2001
Expected life (months)	48	48	48
Risk-free interest rate (percent)	2.5	2.7	3.6
Expected volatility (percent)	55	60	55

There is no expected dividend yield.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the board of directors, are in the form of common stock or cash, which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan for 2003, 2002, and 2001 amounted to $10,428,000, $10,388,000, and $10,040,000, respectively.

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Employee Benefit Plans

Defined Contribution Plan

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,699,588, $8,577,000, and $9,026,000 in 2003, 2002, and 2001, respectively. Certain domestic and foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder which amounted to $3,643,000, $3,466,000, and $2,836,000 in 2003, 2002, and 2001, respectively.

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

The benefit obligation at December 31, 2003 and 2002 was $35,757,000 and $32,376,000, respectively. The assumptions utilized in determining this amount include a discount rate of 5.5% in 2003 and 2002.

Wyle also sponsored a supplemental executive retirement plan ("Wyle SERP plan") for certain of its executives. Benefit accruals for the Wyle SERP plan were frozen as of December 31, 2000. As of December 31, 2003 and 2002, the benefit obligation was $7,673,000 and $6,965,000, respectively. The assumptions utilized in determining this amount include a discount rate of 6.25% and 6.75% in 2003 and 2002, respectively.

Expenses relating to the plans were $5,017,000, $4,972,000, and $3,548,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company's employee stock ownership plan. The company uses a December 31 measurement date to determine pension measurements for this plan. Pension information for the years ended December 31 is as follows (in thousands):

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	2003	2002

Accumulated benefit obligation	$89,103	$82,560

Changes in projected benefit obligation:
Projected benefit obligation at beginning
of year	$82,560	$75,866
Interest cost	5,459	5,423
Actuarial loss	5,721	5,988
Benefits paid	(4,637)	(4,717)

Projected benefits obligation at end of year	$89,103	$82,560

Changes in plan assets:
Fair value of plan assets at beginning of year	$65,020	$76,564
Actual return on plan assets	14,873	(7,674)
Company contributions	-	847
Benefits paid	(4,637)	(4,717)

Fair value of plan assets at end of year	$75,256	$65,020

Funded status of the plan:
Funded status	$(13,847)	$(17,540)
Unamortized net loss	21,908	27,392

Net amount recognized	$8,061	$9,852

Components of net periodic pension cost (income):
Interest cost	$5,459	$5,423
Expected return on plan assets	(5,334)	(6,362)
Amortization of unrecognized net loss	1,666	78

Net periodic pension cost (income)	$1,791	$(861)

Weighted average assumptions used to determine
benefit obligation:
Discount rate	6.25%	6.75%
Expected return on assets	8.50%	8.50%

Weighted average assumptions used to determine net
periodic pension cost (income):
Discount rate	6.75%	7.25%
Expected return on assets	8.50%	8.50%

The amounts reported for net periodic pension cost (income) and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. The company reduced the assumed discount rate in 2003 to reflect overall market conditions. The expected return on assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. Based upon the above factors and the long-term nature of the returns, the company did not change the 2003 assumption from prior year. The actuarial assumptions used to determine the net periodic pension cost (income) are based upon the prior year's assumptions used to determine the benefit obligation.

The plan asset allocations at December 31 are as follows:

	2003	2002
Equities	59%	54%
Fixed income	39	45
Other	2	1

	100%	100%

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on
63

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

aggregate performance. The target allocations for plan assets are 55% in equities and 45% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a regular basis to maintain the target allocations.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Based upon the strong performance of plan assets, the company does not anticipate a contribution to this plan in 2004.

At December 31, 2003 and 2002, the company had minimum gross pension liabilities of $29,592,000 and $37,138,000, respectively, related to the SERP plan, Wyle SERP plan, and the defined benefit plan, which are recorded in the shareholders' equity section in "Other", with an offset to "Other liabilities" in the accompanying consolidated balance sheet. At December 31, 2003, the company recorded deferred taxes of $11,896,000 related to the minimum pension liability. Minimum pension liability adjustments were required to recognize a liability equal to the unfunded accumulated benefit obligation based principally on the market value of the plan assets that decreased in 2002 due to asset performance.

14.  Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income of $3,931,000, $4,339,000, and $3,943,000 in 2003, 2002, and 2001, respectively, amounted to $62,985,000 in 2003, $62,543,000 in 2002, and $66,215,000 in 2001. Aggregate minimum rental commitments under all noncancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are $45,160,000 in 2004, $38,450,000 in 2005, $28,696,000 in 2006, $20,211,000 in 2007, $16,828,000 in 2008, and $58,172,000 thereafter. Minimum rental commitments for leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company are $7,677,000 in 2004, $4,469,000 in 2005, $3,774,000 in 2006, $1,240,000 in 2007, $862,000 in 2008, and $1,076,000 thereafter.

15.  Contingencies

In 2000, the company purchased Tekelec, a French company, from Airtronic and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Since the closing of the acquisition, Tekelec has received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11,327,000 ($14,248,000 at the year-end foreign exchange rate), including penalties and interest (the "VAT Matter"); (ii) a product liability claim in the amount of €11,333,000 ($14,256,000 at the year-end exchange rate); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €467,000 ($587,000 at the year-end exchange rate). Tekelec has notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter is currently the subject of administrative proceedings in France. Airtronic elected to assume the defense of this claim, in accordance with the terms of the purchase agreement, and asserted certain defenses to the claim. In September 2003, the French courts confirmed the criminal conviction of the son of the former president of Airtronic, who was an employee of Tekelec prior to the acquisition, for tax fraud involving conduct similar in part to that alleged in connection with the tax claim against Tekelec.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the
64

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

product is also a party to these proceedings. The company believes that it has valid defenses to this claim and intends to contest it vigorously.

During 2003, judgments were rendered in favor of the former employees, and Tekelec, while appealing, has been ordered to pay damages in the amount of €364,000 ($458,000 at the year-end exchange rate). This amount has previously been accrued by the company in connection with the accounting for the acquisition of Tekelec. Tekelec has demanded payment of this amount from Airtronic and received in response a letter, dated October 8, 2003, asserting that the indemnification provisions of the purchase agreement are not enforceable. The company has been advised by counsel that the indemnification provisions are enforceable and intends to pursue its rights vigorously. Based on Airtronic's position on the enforceability of the indemnity, which the company believes creates a conflict of interest on the part of Airtronic's lawyer in representing Tekelec before the tax authorities, Tekelec has dismissed Airtronic's counsel in favor of retaining its own tax lawyer and intends to pursue separate discussions with the tax authorities. Were Tekelec to enter into a settlement of this matter without the consent of Airtronic, the company's right to claim against Airtronic under the indemnification provisions could be impaired.

In light of the company's inability to assess Airtronic's ability and intent to fulfill its obligations under the indemnity with respect to the VAT Matter, an acquisition indemnification charge of €11,327,000 ($13,002,000 or $.13 per share at the September 30, 2003 foreign exchange rate) was recognized in the third quarter of 2003.

In connection with the purchase of Wyle Electronics ("Wyle") from the VEBA group in 2000, the company assumed the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle's indemnification of the purchasers of Wyle Laboratories for any environmental clean-up costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company's subsequent purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories.

The company is aware of two Wyle Laboratories facilities at which contaminated groundwater has been identified, with respect to each of which remediation, in form and cost as yet undetermined, may be required. In addition, Wyle Laboratories has been named a defendant in a putative class action regarding, among other things, the environmental impact of its past operations at one of those sites, at Norco, California. In October of 2003, the company and Wyle Laboratories entered into a voluntary consent decree with the California Department of Toxic Substance Control regarding the clean up at Norco. The complete scope of work under the consent decree, which includes the characterization of pollutants at the site and the design and implementation of remedial actions in connection therewith, has not yet been finalized and the associated costs have therefore not yet been determined. Wyle Laboratories has demanded indemnification with respect to the sites and the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA's liabilities. In 2003, E.ON AG had sales of €46,000,000,000 (approximately $52,067,000,000 at the 2003 average exchange rate) and assets in excess of €112,000,000,000 (approximately $140,885,000,000 at the year-end exchange rate). E.ON AG has, subject to the terms of its contract with the company, acknowledged liability in respect to the Wyle sites and made partial payments.

In addition, the company has accepted an offer of settlement from the United States Environmental Protection Agency (EPA) in connection with the company's role as a de minimis potentially responsible party at a Superfund site in Whittier California in connection with Wyle's transmission of certain materials to a recycling operation prior to 1995. The de minimis settlement will resolve the matter at an immaterial cost.

65

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The company believes that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites (including the Whittier Superfund site) and any related litigation is covered by the VEBA indemnification (except, under the terms thereof, for 15% of the first $3,000,000 of all environmental claims in the aggregate, or $450,000). Though the VEBA indemnification applies, the company believes that even in the absence of such indemnification, potential remediation costs associated with the sites would not have a material adverse impact on the company's financial position, liquidity, or results of operations.

From time to time in the normal course of business the company may become liable with respect to other pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company's financial position, liquidity, or results of operations.

16.  Financial Instruments

The company enters into foreign exchange forward or option contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates, principally the Euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2003 and 2002 was $222,695,000 and $264,795,000, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2003 and 2002.

In November 2003, the company entered into a series of interest rate swaps (the "2003 swaps") with third parties, with an aggregate notional amount of $200,000,000, in order to hedge the change in fair value of the company's 7% senior notes, due in 2007, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in January 2007. The 2003 swaps modify the company's interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 5.20% at December 31, 2003) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective as the market value adjustment for the hedged notes and the swaps directly offset each other.

In August 2002, the company entered into a series of interest rate swaps (the "2002 swaps") with third parties, with an aggregate notional amount of $250,000,000, in order to hedge the change in fair value of the company's 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in October 2005. The 2002 swaps modify the company's interest rate exposure by effectively converting the fixed 8.7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (effective rate of 6.19% and 6.76% at December 31, 2003 and 2002, respectively) through their maturities. The company accounts for these fair value hedges in accordance with FASB Statement No. 133. The hedges were assessed as effective as the market value adjustments for the hedged notes and the swaps directly offset each other.

17.  Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result
66

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings and goodwill amortization (prior to 2002), are not directly attributable to the individual operating segments. Computer products includes NACP together with UK Microtronica, Nordic Microtronica, ATD (in Iberia), and Arrow Computer Products (in France).

Revenue and operating income, by segment, are as follows (in thousands):

	Electronic	Computer
	Components	Products	Corporate		Total

2003
Revenue from external
customers	$6,419,537	$2,259,776	$-		$8,679,313
Operating income (loss)	237,930	78,180	(132,065)	(a)	184,045	(a)
Total assets	3,987,398	678,353	667,237		5,332,988

2002
Revenue from external
customers	$5,322,196	$2,067,958	$-		$7,390,154
Operating income (loss)	183,680	58,501	(74,651)	(b)	167,530	(b)
Total assets	3,404,156	609,652	653,797		4,667,605

2001
Revenue from external
customers	$7,153,171	$2,334,121	$-		$9,487,292
Operating income (loss)	415,966	43,912	(307,208)	(c)	152,670	(c)
Total assets	3,767,595	929,240	662,149		5,358,984

(a)	Includes an acquisition indemnification charge of $13,002,000, restructuring charges of $37,965,000, and an integration charge of $6,904,000.

(b)	Includes a severance charge of $5,375,000.

(c)	Includes restructuring costs and other charges of $174,622,000 and an integration charge of $9,375,000.

Revenues, by geographic area, for the years ended December 31 are as follows (in thousands):

	2003	2002	2001

Americas (d)	$5,101,624	$4,302,008	$5,642,413
Europe	2,757,341	2,430,549	2,974,837
Asia/Pacific	820,348	657,597	870,042

	$8,679,313	$7,390,154	$9,487,292

(d)	Included in revenues for the Americas in 2003, 2002, and 2001 is $4,767,210, $4,031,028, and $5,224,176, respectively, related to the United States.

Total assets, by geographic area, at December 31 are as follows (in thousands):

	2003	2002	2001

Americas (e)	$2,969,483	$2,619,996	$3,253,575
Europe	1,943,522	1,717,709	1,771,137
Asia/Pacific	419,983	329,900	334,272

	$5,332,988	$4,667,605	$5,358,984

(e)	Included in total assets for the Americas in 2003, 2002, and 2001 is $2,787,141, $2,538,286, and $3,146,012, respectively, related to the United States.
67

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  Quarterly Financial Data (Unaudited)

A summary of the company's quarterly results of operations follows (in thousands except per share data):

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

2003

Sales	$1,980,105		$2,123,139		$2,095,245		$2,480,824
Gross profit	335,057		355,103		343,565		387,228
Net income (loss)	(905)	(c)	6,827	(d)	(6,234)	(e)	26,012	(f)

Net income (loss) per
share (a):

Basic	$(.01)	(c)	$.07	(d)	$(.06)	(e)	$.26	(f)
Diluted	(.01)	(c)	.07	(d)	(.06)	(e)	.26	(f)

2002 (b)

Sales	$1,844,539		$1,843,317		$1,811,339		$1,890,959
Gross profit	314,532		319,588		308,622		316,831
Income (loss) from
continuing operations	2,085		576	(h)	(11,117)	(j)	7,594	(k)
Income (loss) from
discontinued operations	699		(6,610)		-		-

Income (loss) before
cumulative effect of change
in accounting principle	2,784		(6,034)		(11,117)		7,594
Cumulative effect of change
in accounting principle	(603,709)		-		-		-

Net income (loss)	$(600,925)	(g)	$(6,034)	(i)	$(11,117)	(j)	$7,594	(k)

Net income (loss) per basic
share (a):

Income (loss) from
continuing operations	$.02		$.01	(h)	$(.11)	(j)	$.08	(k)
Income (loss) from
discontinued operations	.01		(.07)		-		-
Cumulative effect of change
in accounting principle	(6.07)		-		-		-

Net income (loss) per basic
share	$(6.04)	(g)	$(.06)	(i)	$(.11)	(j)	$.08	(k)

Net income (loss) per diluted
share (a):

Income (loss) from
continuing operations	$.02		$.01	(h)	$(.11)	(j)	$.08	(k)
Income (loss) from
discontinued operations	.01		(.07)		-		-
Cumulative effect of change
in accounting principle	(5.96)		-		-		-

Net income (loss) per
diluted share	$(5.93)	(g)	$(.06)	(i)	$(.11)	(j)	$.08	(k)

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(a)

Quarterly EPS amounts are calculated using the weighted average number of shares outstanding during each quarterly period, while EPS for the full year is calculated using the weighted average number of shares outstanding during the year. Therefore, the sum of the EPS for each of the four quarters may not equal the EPS for the full year.

(b)

The disposition of the Gates/Arrow operation in the second quarter of 2002 represents a disposal of a "component of an entity" as defined in FASB Statement No. 144. Accordingly, all amounts prior to the disposition have been restated to reflect Gates/Arrow as a discontinued operation. In addition, as a result of adopting FASB Statement No. 145 in 2003, the loss on extinguishment of debt, which was previously recorded as an extraordinary item, was reclassified to the income (loss) from continuing operations.

(c)

Includes a restructuring charge of $6,690,000 ($4,673,000 net of related taxes or $.05 per share), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share), and a loss on prepayment of debt of $2,552,000 ($1,526,000 net of related taxes or $.01 per share).

(d)	Includes a restructuring charge of $14,552,000 ($9,734,000 net of related taxes or $.10 per share) and a loss on prepayment of debt of $390,000 ($233,000 net of related taxes).

(e)

Includes an acquisition indemnification charge of $13,002,000 ($.13 per share), a restructuring charge of $9,100,000 ($6,325,000 net of related taxes or $.06 per share), and a loss on prepayment of debt of $3,292,000 ($1,969,000 net of related taxes or $.02 per share).

(f)

Includes a restructuring charge of $7,623,000 ($6,412,000 net of related taxes or $.07 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt of $337,000 ($202,000 net of related taxes).

(g)

The company adopted Statement No. 142 as of January 1, 2002 and recorded an impairment charge of $603,709,000 ($6.07 and $5.96 per share on a basic and diluted basis, respectively) as a cumulative effect of change in accounting principle. The impairment charge was determined by the company in the second quarter of 2002; however, in accordance with the provisions of FASB Statement No. 142, the charge is reflected in the first quarter. Net loss also includes income from discontinued operations of $699,000, net of taxes, ($.01 per share).

(h)	Income from continuing operations includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share).

(i)	Net loss includes a severance charge of $5,375,000 ($3,214,000 net of related taxes or $.03 per share), and a loss from discontinued operations of $6,610,000, net of taxes, ($.07 per share).

(j)	Includes a loss on prepayment of debt of $18,776,000 ($11,641,000 net of related taxes or $.11 per share).

(k)	Includes a loss on prepayment of debt of $2,111,000 ($1,308,000 net of related taxes or $.01 per share).

19.  Subsequent Events

In January 2004, the company repurchased $41,500,000 principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, net of the gain recognized by terminating the corresponding interest rate swaps, aggregated approximately $3,200,000 pre-tax and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $3,700,000 from the dates of repurchase through the 2005 maturity date.

In February 2004, the company sold 13,800,000 shares of common stock in an underwritten public offering, including 1,800,000 shares of common stock subject to a customary over-allotment option exercised by the underwriters.
69

 ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The net proceeds from this offering of approximately $313,000,000, including the shares purchased pursuant to the over-allotment option, will be used to redeem the company's outstanding 8.7% senior notes due in 2005 (principal amount of $208,500,000) and for general corporate purposes, which may include the redemption or repurchase of other outstanding indebtedness from time to time. Until the redemption of the 8.7% senior notes, the net proceeds will be maintained as cash and short-term investments.

In February 2004, the company amended certain financial covenants of the asset securitization program.

In February 2004, the company repurchased an additional $89,312,000 accreted value of its convertible debentures due in 2021, which could have been put to the company in 2006. The related pre-tax loss on the repurchase aggregated approximately $4,700,000, which includes the premium paid and the write-off of related deferred financing costs, and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $2,700,000 annually from the dates of repurchase through the 2006 put date, if interest rates remain the same.

Item 9.    Changes in and Disagreements with Accountants on Accounting and
            Financial Disclosure.

None.

Item 9A.   Controls and Procedures.

The company's chief executive officer and chief financial officer have evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the "Exchange Act")) as of December 31, 2003. Based on such evaluation, they have concluded that, as of December 31, 2003, the company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company's internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company's internal control over financial reporting during the period covered by this quarterly report.

Part III

Item 10.   Directors and Executive Officers of the Registrant.

See "Executive Officers" in Item 1 above. In addition, the information set forth under the heading "Election of Directors" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 is hereby incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "Committees of the Board" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 is hereby incorporated herein by reference.

The company adopted a code of ethics governing the chief executive officer, chief financial officer and controller known as the "Finance Code of Ethics", as well as a code of ethics governing all employees, known as the "Worldwide Code of Business Conduct and Ethics". Each of these documents is available free-of-charge on the company's website at http://www.arrow.com and is available in print to any shareholder who requests it.

The company has also adopted "Corporate Governance Guidelines" and written committee charters for each of our Audit Committee, Compensation Committee, and Corporate Governance Committee. Each of these documents is available free-of-charge on the company's website at http://www.arrow.com and is available in print to any shareholder who requests it.

Item 11.   Executive Compensation.

The information set forth under the heading "Executive Compensation and Other Matters" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 is hereby incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 and is hereby incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 and is hereby incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information set forth under the heading "Principal Accounting Firm Fees" in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 27, 2004 and is hereby incorporated herein by reference.

 Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)	The following documents are filed as part of this report:

1.	Financial Statements.	Page
	Report of Ernst & Young LLP, Independent Auditors	31

	Management's Responsibility for Financial Reporting	32

	Consolidated Statement of Operations for the years ended
	December 31, 2003, 2002, and 2001	33

	Consolidated Balance Sheet at December 31, 2003 and 2002	34

	Consolidated Statement of Cash Flows for the years ended
	December 31, 2003, 2002, and 2001	35

	Consolidated Statement of Shareholders' Equity for the years
	ended December 31, 2003, 2002, and 2001	36

	Notes to Consolidated Financial Statements for the years
	ended December 31, 2003, 2002, and 2001	38

2.	Financial Statement Schedule.

	Schedule II - Valuation and Qualifying Accounts	81

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits.

	See index of Exhibits included on pages 74 - 80.

(b)	Reports on Form 8-K.

The company filed the following Current Reports on Form 8-K during the fourth quarter ended December 31, 2003.

Date of Report	Item Reported

October 17, 2003	Notice of temporary suspension of trading under the company's Employee Benefit Plans.

October 23, 2003	Press Release announcing the company's third quarter 2003 results.

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

                  (e)        Purchase Agreement, dated as of January 13, 2003, by and between the company and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., and Pioneer-Standard Canada, Inc. (incorporated by reference to Exhibit 2(e) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

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

                     (ii)    Officers' Certificate, as defined by the Indenture in 4(b)(i) above, dated as of January 22, 1997, with respect to the company's $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

                     (iii)   Officers' Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incorporated by reference to Exhibit 4(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

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

              (10)(a)        Arrow Electronics Savings Plan, as amended and restated on February 15, 2002 (incorporated by reference to Exhibit 10(a) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                  (b)        Wyle Electronics Retirement Plan, as amended and restated March 17, 2003.

                  (c)         Arrow Electronics Stock Ownership Plan, as amended and restated on February 15, 2002 (incorporated by reference to Exhibit 10(c) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                  (d) (i)     Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (ii)    Form of Stock Option Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10(d)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (iii)   Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A.

                  (e) (i)     Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(e)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (ii)    Form of Restricted Stock Award Agreement under 10(e)(i) above (incorporated by reference to Exhibit 10(e)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                  (f)         2002 Non-Employee Directors Stock Option Plan as of May 23, 2002 (incorporated by reference to Exhibit 10(f) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                  (g)         Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company's Registration Statement on Form S-8, Registration No. 333-45631).

                  (h)         Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2002 (incorporated by reference to Exhibit 10(h) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                  (i) (i)     Consulting Agreement, dated as of December 15, 2003 between the company and Robert E. Klatell.

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

                      (vii)   Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(i)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (viii)  Employment Agreement, dated as of January 1, 2003, by and between the company and Mark F. Settle (incorporated by reference to Exhibit 10(i)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (ix)    Employment Agreement, dated as of January 14, 2003, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(i)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (x)    Employment Agreement, dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10(i)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (xi)  Employment Agreement, dated as of June 1, 2003, by and between the company and Betty Jane Scheihing.

                      (xii)   Employment Agreement, dated as of January 1, 2004, by and between the company and Germano Fanelli.

                      (xiii)  Form of agreement between the company and all corporate officers, including the employees parties to the Employment Agreements listed in 10(i)(v)-(xii) above, and excluding the party listed in 10(i)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                      (xiv)   Consulting Agreement, dated January 1, 2003, by and between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(i)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                      (xv)    Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

                     (xvi)  English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

                     (xvii)  Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A.

                 (j) (i)     Amended and Restated 364-Day Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Banc of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(g)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

                     (ii)    First Amendment, dated as of November 29, 2001, to the Amended and Restated 364-Day Credit Agreement in (10)(e)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Banc of America, N.A., as syndication agent, Fleet National Bank, as documentation agent and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10(f)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

                 (k)         Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

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

                     (iv)    6.875% Senior Exchange Notes due 2013, dated as of June 25, 2003, among Arrow Electronics, Inc. and Goldman, Sachs & Co., JPMorgan, and Banc of America Securities LLC as joint book-running managers; Credit Suisse First Boston as lead manager; and Fleet Securities, Inc., HSBC, Scotia Capital, and Wachovia Securities as co-managers (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated June 25, 2003, Commission File No. 1-4482).

                 (m)    Amended and Restated Three Year Credit Agreement, dated as of December 18, 2003, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties thereto, Bank of America, N.A., Bank of Nova Scotia, BNP Paribas and Fleet National Bank, as syndication agents, and JP Morgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated January 20, 2004, Commission File No. 1-4482).

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

                     (v)     Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                     (vi)    Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                     (vii)   Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

                     (viii)  Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

                     (ix)   Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above.

                     (x) Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above.

                     (xi)   Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(n)(i) above.

                 (o)         Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

               (21)          Subsidiary Listing.

               (23)          Consent of Ernst & Young LLP.

               (31)  (i)     Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

                     (ii)    Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

               (32)  (i)     Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

                     (ii)    Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
For the three years ended December 31, 2003

(In thousands)

Balance	Balance
beginning	Charged	at end
of year	to income	Other (b)	Write-down	of year

Allowance for doubtful
accounts (a)

2003	$52,605	$1,046	$20,532	$27,104	$47,079

2002	$80,970	$12,622	$-	$40,987	$52,605

2001	$108,142	$62,736	$-	$89,908	$80,970

(a)

The disposition of the Gates/Arrow operations represents a disposal of a "component of an entity" as defined in Financial Accounting Standards Board Statement No. 144. Accordingly, all periods have been restated to reflect Gates/Arrow as a discontinued operation.

(b)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2003.
81

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
                                                      March 15, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By: /s/ Daniel W. Duval                                          March 15, 2004
    Daniel W. Duval, Chairman

By: /s/ William E. Mitchell                                      March 15, 2004
    William E. Mitchell, President and Chief
     Executive Officer

By: /s/ Paul J. Reilly                                           March 15, 2004
    Paul J. Reilly, Chief Financial Officer

By: /s/ Carmelo Seguinot                                         March 15, 2004
    Carmelo Seguinot, Controller

By: /s/ John N. Hanson                                           March 15, 2004
    John N. Hanson, Director

By: /s/ Roger King                                               March 15, 2004
    Roger King, Director

By: /s/ Karen Gordon Mills                                       March 15, 2004
    Karen Gordon Mills, Director

By: /s/ Stephen C. Patrick                                       March 15, 2004
    Stephen C. Patrick, Director

By: /s/ Barry W. Perry                                           March 15, 2004
    Barry W. Perry, Director

By: /s/ Richard S. Rosenbloom                                    March 15, 2004
    Richard S. Rosenbloom, Director

By: /s/ John C. Waddell                                          March 15, 2004
    John C. Waddell, Director

