Form 10-Q
period 2004-03-31
ARROW ELECTRONICS INC
filed 2004-05-07
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission file number 1-4482

ARROW ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

New York	11-1806155

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Marcus Drive, Melville, New York	11747

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number,	(631) 847-2000
including area code

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]	No [ ]

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common stock, $1 par value: 115,255,250 shares outstanding at May 3, 2004.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Sales	$2,675,458	$1,980,105

Costs and expenses:
Cost of products sold	2,252,238	1,645,048
Selling, general and administrative expenses	298,422	269,776
Depreciation and amortization	18,217	16,912
Restructuring charges	8,818	6,690
Integration charge	—	6,904

	2,577,695	1,945,330

Operating income	97,763	34,775
Equity in earnings of affiliated companies	445	315
Loss on prepayment of debt	23,730	2,552
Interest expense (net of interest income of $2,824 and $3,068 in 2004 and 2003, respectively)	30,720	33,296

Income (loss) before income taxes and minority interest	43,758	(758)
Provision for income taxes	14,082	45

Income (loss) before minority interest	29,676	(803)
Minority interest	151	102

Net income (loss)	$29,525	$(905)

Net income (loss) per share:
Basic	$.28	$(.01)

Diluted	$.27	$(.01)

Average number of shares outstanding:
Basic	106,753	99,902
Diluted	121,666	99,902

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEET
(In thousands except share data)

	March 31,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$419,586	$ 612,404
Accounts receivable, net	1,867,915	1,770,690
Inventories	1,409,828	1,327,523
Prepaid expenses and other assets	59,708	59,030

Total current assets	3,757,037	3,769,647

Property, plant and equipment at cost:
Land	43,381	43,676
Buildings and improvements	194,306	197,142
Machinery and equipment	410,299	413,861

	647,986	654,679
Less accumulated depreciation and amortization	(371,885)	(366,550)

	276,101	288,129

Investments in affiliated companies	36,306	36,738
Cost in excess of net assets of companies acquired	908,124	923,256
Other assets	308,035	315,218

	$5,285,603	$5,332,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,230,864	$1,211,724
Accrued expenses	385,298	414,551
Short-term borrowings	16,493	14,349

Total current liabilities	1,632,655	1,640,624

Long-term debt	1,673,017	2,016,627
Other liabilities	165,048	170,406
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000,000 shares in 2004 and 2003 Issued - 117,678,000 and 103,878,000 shares in 2004 and 2003, respectively	117,678	103,878
Capital in excess of par value	801,066	503,320
Retained earnings	967,827	938,302
Foreign currency translation adjustment	22,723	67,046

	1,909,294	1,612,546
Less: Treasury stock (2,575,000 and 2,798,000 shares in 2004 and 2003, respectively), at cost	(68,865)	(74,816)
Unamortized employee stock awards	(5,361)	(8,074)
Other	(20,185)	(24,325)

Total shareholders’ equity	1,814,883	1,505,331

	$5,285,603	$5,332,988

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$29,525	$(905)

Adjustments to reconcile net income (loss) to net cash used for operations:
Minority interest	151	102
Depreciation and amortization	19,820	18,457
Accretion of discount on zero coupon convertible debentures	5,636	7,384
Equity in earnings of affiliated companies	(445)	(315)
Deferred income taxes	2,793	(3,601)
Restructuring charges, net of taxes	6,495	4,673
Integration charge, net of taxes	—	4,822
Loss on prepayment of debt, net of taxes	14,191	1,526
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(115,570)	(50,101)
Inventories	(94,345)	1,237
Prepaid expenses and other assets	(1,437)	(677)
Accounts payable	27,756	(18,080)
Accrued expenses	(9,389)	17,416
Other	(7,524)	(28,364)

Net cash used for operating activities	(122,343)	(46,426)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(6,175)	(8,635)
Cash consideration paid for acquired businesses	(12,179)	(228,052)
Investments	464	100

Net cash used for investing activities	(17,890)	(236,587)

Cash flows from financing activities:
Change in short-term borrowings	2,144	(4,275)
Change in credit facilities	(718)	186
Change in long-term debt	—	(1,009)
Repurchase of senior notes	(268,399)	(72,649)
Repurchase of zero coupon convertible debentures	(95,384)	—
Proceeds from common stock offering	312,789	—
Proceeds from exercise of stock options	3,791	—

Net cash used for financing activities	(45,777)	(77,747)

Effect of exchange rate changes on cash	(6,808)	8,000

Net decrease in cash and short-term investments	(192,818)	(352,760)
Cash and short-term investments at beginning of period	612,404	694,092

Cash and short-term investments at end of period	$419,586	$341,332

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes, net	$6,386	$5,277
Interest, net	44,820	19,276

See accompanying notes.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
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

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements for the year ended December 31, 2003 as filed in the company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with current year presentation.

Note B — Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132R”). Statement No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans and requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement No. 132R also requires interim disclosure of the elements of net periodic benefit cost and, if significantly different from amounts previously disclosed, the total amount of contributions paid or expected to be paid during the current fiscal year. The interim disclosure requirements of this Statement are effective for interim periods beginning after December 15, 2003. The company adopted the disclosure provisions of this Statement in the current quarter.

Note C — Acquisitions

In February 2003, the company acquired substantially all of the assets of the Industrial Electronics Division (“IED”) of Agilysys, Inc. IED was an electronics distributor serving industrial original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The net consideration paid for this acquisition was $238,132,000, including $12,179,000 paid during the first quarter of 2004. In order to ensure the best financial returns as a result of the acquisition, the company fully integrated the IED business into its North American Components group. The full integration included, among other actions, the conversion of data onto the company’s IT platform, the transfer and combination of the acquired inventories to the company’s distribution centers, and the closing of duplicative facilities. As a result of these actions, the acquired business does not exist as a separate division or profit and loss center. As the financial performance of the acquired business is no longer separately identifiable, it is not possible to quantify the impact of the acquisition on operating income.

For financial reporting purposes, the acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company for 2003 include IED’s performance from the date of acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

The unaudited summary of operations for the three months ended March 31, 2004 and 2003, as though the acquisition of the IED business had occurred on January 1, 2003 is as follows (in thousands except per share data):

	For the Three
	Months Ended
	March 31,

	2004	2003(a)
Sales	$2,675,458	$2,076,105
Net income	29,525	2,172

Net income per basic share	$.28	$.02
Net income per diluted share	.27	.02

Average number of shares outstanding:
Basic	106,753	99,902
Diluted	121,666	100,568

(a)     Amounts reported have been prepared on a pro forma basis.

The unaudited summary of operations does not purport to be indicative of the results which would have been obtained if the acquisition had been made at the beginning of 2003 or of those results which may be obtained in the future. The company has achieved cost savings from the IED acquisition for the three months ended March 31, 2004, which have been reflected in the unaudited summary of operations. In addition, the unaudited summary of operations for the three months ended March 31, 2004 reflects sales attrition, which resulted from the combination.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made in the first quarter of 2004. In the first quarter of 2003, the company made such payments in the amount of $2,099,000 to increase its ownership interest in Arrow Components (NZ) Limited to 100%. If the put or call options on outstanding agreements were exercised at March 31, 2004, such payments would be approximately $8,000,000 ($6,000,000 at December 31, 2003), which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Note D — Investments

The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method. The following tables present the investments in affiliated companies at March 31, 2004 and December 31, 2003, and the equity in earnings (losses) of affiliated companies for the three months ended March 31, 2004 and 2003 (in thousands):

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

			Equity in earnings
	Investments in		(losses) of affiliated
	affiliated companies		companies
	March 31,	December 31,	March 31,	March 31,
	2004	2003	2004	2003
Marubun/Arrow	$15,345	$15,364	$618	$594
Altech Industries	20,961	21,374	(173)	(279)

	$36,306	$36,738	$445	$315

Under the terms of the joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At March 31, 2004 and December 31, 2003, the company’s pro-rata share of this debt was $4,450,000 and $7,290,000, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

The company has a 5% interest in World Peace Industrial Co., Ltd. and an 8.4% ownership interest in Marubun Corporation. These investments are accounted for as available-for-sale securities using the fair value method.

The cost basis, net unrealized holding losses, and fair value of investments accounted for as available-for-sale are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Cost basis	$33,863	$33,863
Net unrealized holding losses	(2,410)	(7,241)

Fair value	$31,453	$26,622

The fair value of these investments are included in “Other assets” and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

At March 31, 2004, the cost of the company’s investment in Marubun Corporation, a Japanese company, was $23,065,000, the fair value was $15,534,000, and the unrealized holding loss was $7,531,000. Although the fair value of the Marubun Corporation investment has been below the cost basis for more than 18 months, the company has concluded that an other-than-temporary decline has not occurred based upon its assessment of the following factors:

-	broad worldwide and Japan specific economic factors,

-	publicly available forecasts for sales and earnings growth for the industry and Marubun Corporation,

-	the cyclical nature of the technology industry, and

-	recent financial performance of Marubun Corporation.

While Marubun Corporation has experienced the effects of the same worldwide technology cyclical downturn as the rest of the electronics distribution industry, it has experienced period over period growth in sales for the nine months ended December 31, 2003 and the fiscal year ended March 31, 2003. Marubun Corporation has also remained profitable and has maintained a strong balance sheet during these periods. Its stock price has fluctuated over the last twelve months, with an increase of 69% compared with the year-earlier stock price. The company’s intent and ability is to retain this investment over a period of time sufficient to allow for any recovery in market value. The company could potentially record an impairment charge in future periods if, among other factors, Marubun Corporation’s future earnings differ from

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

currently available public forecasts. At March 31, 2004 and 2003, such an impairment charge would have been $7,531,000 ($.07 and $.06 per share on a basic and diluted basis, respectively) and $13,876,000 ($.14 per share), respectively.

Note E — Accounts Receivable

The company has an asset securitization program (the “program”) that in February 2004 was amended primarily to conform certain financial covenants to the existing $450,000,000 revolving credit facility. At March 31, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

Accounts receivable consists of the following (in thousands):

	March 31, 2004	December 31, 2003
Accounts receivable	$1,911,589	$1,817,769
Allowance for doubtful accounts	(43,674)	(47,079)

	$1,867,915	$1,770,690

Note F — Cost in Excess of Net Assets of Companies Acquired

The following table presents the carrying amount of cost in excess of net assets of companies acquired related to the electronic components segment (in thousands):

Carrying value at December 31, 2003	$923,256
Other (principally foreign currency translation)	(15,132)

Carrying value at March 31, 2004	$908,124

All existing and future costs in excess of net assets of companies acquired will be subject to an annual impairment test on the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any other intangible assets subject to valuation under FASB Statement No. 142, “Goodwill and Other Intangible Assets.”

Note G — Debt

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of approximately $313,000,000. The proceeds were used to redeem the company’s outstanding 8.7% senior notes due in October 2005 (principal amount of $208,500,000) and to repurchase a portion of the company’s outstanding zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006.

In January 2004, the company repurchased, through a series of transactions, $41,500,000 principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company, as noted, redeemed the remaining outstanding $208,500,000 principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921,000 ($11,315,000 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

approximately $20,300,000 from the dates of repurchase through the 2005 maturity date, assuming interest rates remain the same.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91,873,000 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4,809,000 ($2,876,000 net of related taxes or $.03 per share), and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5,400,000 from the dates of repurchase through the 2006 put date, assuming interest rates remain the same.

During the first quarter of 2003, the company repurchased 8.2% senior notes with a principal amount of $70,250,000, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,552,000 ($1,526,000 net of related taxes or $.01 per share) and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $2,900,000 from the dates of repurchase through the 2003 maturity date.

The company has a $450,000,000 revolving credit facility which will expire in December 2006, subject to a right on the part of the banks participating in the facility to terminate, under certain conditions, the credit facility in October 2005 should a liquidity test not be met. The revolving credit facility bears interest at the applicable Eurocurrency rate plus a margin, which is based on facility utilization and other factors. The company pays the banks a facility fee of .25% per annum. At March 31, 2004 and December 31, 2003, the company had no outstanding borrowings under this facility.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000,000, in order to hedge the change in fair value of the company’s 7% senior notes, due in 2007, as a result of fluctuations in interest rates. These contracts are classified as fair value hedges and mature in January 2007. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.12% and 5.20% at March 31, 2004 and December 31, 2003, respectively) through their maturities. The hedges were assessed as effective as the market value adjustment for the hedged notes, and the swaps directly offset each other. The fair value of the 2003 swaps at March 31, 2004 and December 31, 2003 was $2,742,000 and $1,649,000, respectively, and is included in “Other assets”. The offsetting adjustment to the carrying value of the debt hedged is included in “Long-term debt”.

In August 2002, the company entered into a series of interest rate swaps (the “2002 swaps”), with an aggregate notional amount of $250,000,000, in order to hedge the change in fair value of the company’s 8.7% senior notes, due in 2005, as a result of fluctuations in interest rates. The 2002 swaps were terminated during the first quarter of 2004 in conjunction with the aggregate repurchase of the outstanding $250,000,000 principal amount of its 8.7% senior notes. The fair value of the 2002 swaps at December 31, 2003 was $8,421,000 and was included in “Other assets”. The offsetting adjustment to the carrying value of the debt hedged was included in “Long-term debt”.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note H — Restructuring, Integration, and Other Charges

Restructuring

2004

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15,000,000 annually. Approximately 50% of this annual cost savings was achieved in the first quarter of 2004, with the remaining 50% to begin late in the second quarter of 2004. The estimated restructuring charge associated with these actions total approximately $4,500,000, of which $3,426,000 ($2,185,000 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) was recorded in the first quarter of 2004. The company will record the balance of approximately $1,100,000 over the next several quarters.

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 85 positions, or less than 1%, out of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. The total charge is expected to be spent in cash, of which payments of $471,000 were made during the first quarter of 2004.

2003

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75,000,000. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43,357,000, of which $37,965,000 ($27,144,000 net of related taxes or $.27 per share) was recorded in 2003. The remaining $5,392,000 ($4,310,000 net of related taxes or $.04 per share) was recorded in the first quarter of 2004. The charge recorded in the first quarter of 2003 associated with these actions totaled $6,690,000 ($4,673,000 net of related taxes or $.05 per share), primarily relating to personnel costs.

The company recorded a cumulative charge of $29,663,000 relating to personnel costs as part of the 2003 restructuring, of which $2,826,000 and $6,142,000 were recorded in the first quarter of 2004 and 2003, respectively. The total number of positions eliminated are included in the table below. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions.

The company recorded a cumulative charge of $7,426,000 in 2003 relating to the closure of certain facilities as part of the 2003 restructuring, of which $1,411,000 and $231,000 were recorded in the first quarter of 2004 and 2003, respectively. As part of the physical logistics network rationalization, two primary distribution centers in England were closed and their operations were centralized in the newer, state-of-the-art, Pan-European facility in Venlo, the Netherlands. In addition, the primary distribution center in Brookhaven, New York was closed and customers and suppliers are now being serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic commodity computer products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

The company recorded a cumulative charge of $3,841,000 in 2003 for asset write-downs, of which $753,000 and $217,000 were recorded in the first quarter of 2004 and 2003, respectively, principally for fixed assets in North America.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

The company recorded a cumulative charge of $2,427,000 for IT systems and other miscellaneous items, of which $402,000 and $100,000 were recorded in the first quarter of 2004 and 2003, respectively, related to the early termination of computer equipment, logistics support, and service commitments no longer being utilized.

The 2003 restructuring charges are comprised of the following at March 31, 2004 (in thousands):

	Personnel		Asset	IT
	Costs	Facilities	Write-Down	and Other	Total
December 2002	$—	$—	$—	$—	$—
Additions (a)	26,837	6,015	3,088	2,025	37,965
Payments	(23,598)	(1,275)	—	(534)	(25,407)
Foreign currency translation	(543)	15	(14)	(8)	(550)
Non-cash usage	—	—	(2,606)	(115)	(2,721)

December 2003	2,696	4,755	468	1,368	9,287
Additions (b)	2,826	1,411	753	402	5,392
Payments	(3,062)	(1,338)	—	(1,022)	(5,422)
Foreign currency translation	(39)	22	—	—	(17)
Non-cash usage	—	—	(608)	(358)	(966)

March 2004	$2,421	$4,850	$613	$390	$8,274

(a)	Personnel costs represent the elimination of approximately 300 positions in the first quarter of 2003 (1,085 positions for the full year 2003).

(b)	Personnel costs represent the elimination of approximately 130 positions in the first quarter of 2004.

2001 and prior

In mid-2001, the company took a number of significant steps, including a reduction in its worldwide workforce, salary freezes and furloughs, cutbacks in discretionary spending, deferral of non-strategic projects, consolidation of facilities, and other major cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result of these actions, the company recorded restructuring charges and other charges of $227,622,000 ($145,079,000 net of related taxes or $1.47 per share). These charges included costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. Of the total charge, $174,622,000 reduced operating income (including $97,475,000 in cost of products sold) and $53,000,000 was recorded as a loss on investments. There were no material revisions to these actions and their related costs.

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

The company also consolidated or closed 15 facilities, as part of the mid-2001 restructuring, and accordingly recorded a charge of $10,063,000 related to vacated leases, including write-offs of related leasehold improvements.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

The company also terminated certain customer programs, as part of the mid-2001 restructuring, principally related to services not traditionally provided by the company because they were not profitable. The $38,800,000 provision included charges for inventory these customers no longer required, pricing disputes, non-cancelable purchase commitments, and value-added taxes.

The company recorded an inventory provision, as part of the mid-2001 restructuring, of $97,475,000 which was included in cost of products sold. The provision related to a substantial number of parts. The inventory charge was principally related to product purchased for single or limited customer engagements and in certain instances from non-traditional, non-franchised sources for which no contractual protections such as return rights, scrap allowance, or price protection exist. The inventory provision was principally for electronic components.

The company recorded a charge of $13,084,000, as part of the mid-2001 restructuring, for IT systems and other miscellaneous items related to logistics support and service commitments no longer being utilized, hardware and software not utilized by the company, professional fees related to contractual obligations of certain customer terminations, and the write-off of an investment in an IT-related service provider.

Also included in the 2001 charge was $53,000,000 to write various Internet investments down to their realizable values. This non-cash charge reflected the full write-down of various Internet investments as of December 2001.

The 2001 restructuring charges, excluding the write-down of the Internet investments, are comprised of the following as of March 31, 2004 (in thousands):

	Personnel Costs	Facilities	Customer Termination	Inventory Write-down	IT and Other	Total
December 2000	$—	$2,052	$—	$—	$—	$2,052
Additions	15,200	10,063	38,800	97,475	13,084	174,622
Payments	(10,279)	(1,008)	—	—	(1,352)	(12,639)
Non-cash usage	—	(578)	(14,600)	(26,320)	(5,976)	(47,474)

December 2001	4,921	10,529	24,200	71,155	5,756	116,561
Reversals	698	—	—	—	(698)	—
Payments	(5,619)	(1,945)	—	—	(3,312)	(10,876)
Reclassification	—	—	(2,097)	—	2,097	—
Non-cash usage	—	—	(16,738)	(64,158)	(864)	(81,760)

December 2002	—	8,584	5,365	6,997	2,979	23,925
Payments	—	(2,178)	—	—	(1,307)	(3,485)
Non-cash usage	—	—	—	(6,997)	(1,648)	(8,645)

December 2003	—	6,406	5,365	—	24	11,795
Payments	—	(553)	—	—	—	(553)

March 2004	$—	$5,853	$5,365	$—	$24	$11,242

The facilities opening balance as of December 2000 of $2,052,000 relates to real estate commitments as a result of the company’s realignment in 1997. Approximately $1,148,000 is unused as of March 31, 2004.

In connection with the 2001 restructuring charges and other charges discussed above, operating expenses declined, in part, as a result of the reduction in workforce, cutbacks in discretionary spending, deferral of non-strategic projects, and consolidation of facilities initiated in mid-2001 as a result of the significant reduction in sales and related activities. The financial impact of these actions achieved annualized savings of approximately $100,000,000 which reflected a reduction in selling, general and administrative expenses. These cost savings may not be permanent as increased

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

activity levels resulting from, among other factors, increased revenues may require an increase in headcount and other increased spending.

Integration

2003

In the first quarter of 2003, the company recorded integration costs of $18,407,000 ($14,063,000 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904,000 ($4,822,000 net of related taxes or $.05 per share) relating primarily to severance costs for the company’s employees was expensed and $11,503,000 ($9,241,000 net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional cost in excess of net assets of companies acquired. As of March 31, 2004, approximately $1,000,000 of this accrual was required to address remaining contractual obligations.

2001 and prior

In 2001, the company recorded an integration charge of $9,375,000 ($5,719,000 net of related taxes or $.06 per share) related to the acquisition of Wyle Electronics and Wyle Systems (collectively, “Wyle”). The charge represented costs associated with the closing of various overlapping office facilities and distribution and value-added centers, costs associated with the termination of certain personnel largely performing duplicate functions, costs associated with outside services related to the conversion of systems and certain other costs of the integration of Wyle into the company, and the write-down of property, plant and equipment to estimated fair value. As of March 31, 2004, the company had no outstanding contractual obligations in connection with these actions.

During 1999, the company acquired Richey Electronics, Inc. (“Richey”) and the electronics distribution group of Bell Industries, Inc. (“EDG”). As a result of these acquisitions, in 1999, the company recorded an integration charge of $24,560,000 ($16,480,000 net of related taxes or $.17 per share) to integrate Richey and EDG into the company. The amount recorded was associated with the closing of various office facilities and distribution and value-added centers, severance, the termination of certain supplier relationships, and professional fees. As of March 31, 2004, approximately $3,100,000 of this accrual was required to address remaining contractual obligations.

The remaining integration accrual as of March 31, 2004, of approximately $9,200,000, relates to numerous acquisitions made prior to 2000, which individually are not significant and principally represent payments for remaining contractual obligations.

Total integration charges, comprised of the integrations discussed above, together with various previous acquisitions, are as follows at March 31, 2004 (in thousands):

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

	Personnel Costs	Facilities	Asset Write-down	IT and Other	Total
December 2000	$16,922	$38,988	$8,134	$19,290	$83,334
Additions (a)	4,789	(314)	1,217	10,009	15,701
Reversals (b)	—	(11,814)	—	(500)	(12,314)
Payments	(16,036)	(7,721)	(898)	(13,184)	(37,839)
Foreign currency translation	50	282	101	(378)	55
Non-cash usage	—	—	(6,132)	—	(6,132)

December 2001	5,725	19,421	2,422	15,237	42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	—	(7)	—	(407)	(414)
Foreign currency translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	—	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (c)	10,211	—	—	8,196	18,407
Payments	(11,164)	(3,354)	—	(7,047)	(21,565)
Reversals (d)	(2,311)	(3,249)	—	—	(5,560)
Foreign currency translation	252	(429)	(59)	(327)	(563)
Non-cash usage	—	(424)	(89)	(356)	(869)

December 2003	—	7,696	289	8,690	16,675
Payments	—	(366)	—	(1,475)	(1,841)
Reclassification	—	—	108	(108)	—
Reversals	—	—	—	(1,402)	(1,402)
Foreign currency translation	—	(170)	—	—	(170)

March 2004	$—	$7,160	$397	$5,705	$13,262

(a)	Represents costs associated with the acquisition and integration of Wyle, the open computing alliance subsidiary of Merisel, Inc., and Jakob Hatteland.

(b)	Principally represents the reversal of charges to goodwill and operating income as a result of the re-negotiations of facilities related obligations.

(c)	Represents costs associated with the acquisition and integration of IED.

(d)	Represents the reversal of charges to goodwill resulting from changes in estimates.

Summary

The remaining 2004 and prior restructuring and integration charges of $35,733,000 as of March 31, 2004, of which $29,358,000 is expected to be spent in cash, will be utilized as follows:

-	The personnel costs accruals of $5,376,000 will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent before the end of 2004.

-	The facilities accruals totaling $17,863,000 relate to terminated leases with expiration dates through 2010. Approximately $6,951,000 will be paid before the end of 2004. The minimum lease payments for these leases are approximately $5,687,000 in 2005, $2,645,000 in 2006, $1,113,000 in 2007, and $1,467,000 thereafter.

-	The customer termination accrual of $5,365,000 relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

utilized over several years.

-	Asset and inventory write-downs of $1,010,000 relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized before the end of 2004.

-	IT and other of $6,119,000 primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized before the end of 2005.

The company’s integration and restructuring programs principally impacted its electronic components operations.

Note I — Income (Loss) per Share

The following table sets forth the calculation of income (loss) per share (“EPS”) on a basic and diluted basis (in thousands except per share data):

	For the Three
	Months Ended
	March 31,
	2004 (a)	2003 (b)
Net income (loss), as reported	$29,525	$(905)
Adjustment for interest expense on zero coupon convertible debentures, net of tax	3,370	—

Net income (loss), as adjusted	$32,895	$(905)

Net income (loss) per share:
Basic	$.28	$(.01)

Diluted (c)	$.27	$(.01)

Weighted average shares outstanding for basic EPS	106,753	99,902
Net effect of dilutive stock options and restricted stock awards	1,524	—
Net effect of dilutive zero coupon convertible debentures	13,389	—

Weighted average shares outstanding for diluted EPS	121,666	99,902

(a)	Includes a restructuring charge of $8,818,000 ($6,495,000 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt of $23,730,000 ($14,191,000 net of related taxes or $.13 and $.12 per share on a basic and diluted basis, respectively) for the three months ended March 31, 2004.

(b)	Includes a restructuring charge of $6,690,000 ($4,673,000 net of related taxes or $.05 per share), an integration charge of $6,904,000 ($4,822,000 net of related taxes or $.05 per share), and a loss on prepayment of debt of $2,552,000 ($1,526,000 net of related taxes or $.01 per share) for the three months ended March 31, 2003.

(c)	Diluted EPS for the three months ended March 31, 2003 excludes the effect of 18,242,000 shares related to zero coupon convertible debentures. In addition, the effect of options to purchase 4,834,000 and 10,555,000 shares for the three months ended March 31, 2004 and 2003, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Note J — Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive loss are as follows (in thousands):

	For the Three
	Months Ended
	March 31,

	2004 (a)	2003 (b)
Net income (loss)	$29,525	$(905)
Foreign currency translation adjustments (c)	(44,323)	(3,022)
Unrealized gain (loss) on securities (d)	4,831	(1,044)
Unrealized loss on foreign exchange options	(691)	—

Comprehensive loss	$(10,658)	$(4,971)

(a)	Includes a restructuring charge of $8,818,000 ($6,495,000 net of related taxes) and a loss on prepayment of debt of $23,730,000 ($14,191,000 net of related taxes) for the three months ended March 31, 2004.

(b)	Includes a restructuring charge of $6,690,000 ($4,673,000 net of related taxes), an integration charge of $6,904,000 ($4,822,000 net of related taxes), and a loss on prepayment of debt of $2,552,000 ($1,526,000 net of related taxes) for the three months ended March 31, 2003.

(c)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(d)	The unrealized gain (loss) on securities have not been tax effected as the company has sufficient capital loss carryforwards.

Note K — Defined Benefit Plan

The Wyle Electronics Retirement Plan (the “Wyle plan”) provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000. The following table presents the components of the net periodic pension cost for the Wyle plan (in thousands):

	For the Three
	Months Ended
	March 31,

	2004	2003
Components of net periodic pension cost:
Interest cost	$1,354	$1,365
Expected return on plan assets	(1,548)	(1,333)
Amortization of unrecognized net loss	271	416

Net periodic pension cost	$77	$448

Note L — Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its various stock option plans (“option plans”). If compensation expense for the company’s option plans had been determined utilizing the fair value method of accounting at the grant dates for awards under the option plans in accordance with FASB Statement No. 123, “Accounting for Stock-

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows (in thousands except per share data):

	For the Three
	Months Ended
	March 31,

	2004	2003
Net income (loss), as reported	$29,525	$(905)
Less: Impact of stock-based employee compensation expense determined under fair value method, net of related taxes	(1,862)	(2,642)

Pro forma net income (loss)	$27,663	$(3,547)

Net income (loss) per share:
Basic-as reported	$.28	$(.01)

Basic-pro forma	$.26	$(.04)

Diluted-as reported	$.27	$(.01)

Diluted-pro forma	$.26	$(.04)

Note M — Contingencies

Reference is made to Note 15 to the company’s audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2003 (“Note 15”) in which the company has previously disclosed certain environmental contingencies arising out of the company’s purchase of Wyle Electronics in 1999 and certain litigation and tax contingencies from its purchase of Tekelec Europe SA in 2000.

Pursuant to the consent decree among the company, Wyle Laboratories, Inc. (a former subsidiary of Wyle Electronics) and the California Department of Toxic Substance Control (the “DTSC”), as discussed at Note 15, in May 2004 a Removal Action Work Plan (the “Plan”) pertaining to the remediation of contaminated groundwater at certain previously-identified areas of the Norco site was accepted by the DTSC. The company currently estimates that the work under the Plan will cost less than $6,000,000, of which approximately $2,000,000 has been spent to date. The complete scope of work under the consent decree, which includes the characterization of pollutants released at the site and the design and implementation of additional remedial actions in other areas in connection therewith, has not yet been finalized and the total associated costs have therefore not yet been determined.

As is also discussed more fully at Note 15, the company continues to believe that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites and any related litigation is covered by the VEBA indemnification (except, under the terms thereof, for 15% of the first $3,000,000 of all environmental claims in the aggregate, or $450,000).

From time to time in the normal course of business the company may become liable with respect to other pending and threatened litigation, environmental, and tax matters. It is not anticipated that any such matters will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

Note N — Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s North American Computer Products group together with UK Microtronica, ATD (in Iberia), Arrow Computer Products (in France), and Nordic Microtronica (for the three months ended March 31, 2003 only).

Revenues and operating income, by segment, are as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2004	2003
Revenues:
Electronic Components	$2,033,853	$1,490,291
Computer Products	641,605	489,814

Consolidated	$2,675,458	$1,980,105

Operating income:
Electronic Components	$110,440	$49,535
Computer Products	20,618	15,616
Corporate	(33,295)	(30,376)

Consolidated (a)	$97,763	$34,775

(a)	Includes restructuring charges of $8,818,000 and $6,690,000 for the three months ended March 31, 2004 and 2003, respectively, and an integration charge of $6,904,000 for the three months ended March 31, 2003.

Total assets, by segment, are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Electronic Components	$4,104,030	$3,877,418
Computer Products	606,010	678,353
Corporate	575,563	777,217

Consolidated	$5,285,603	$5,332,988

Revenues, by geographic area, are as follows (in thousands):

	For the Three
	Months Ended
	March 31,
	2004	2003
Americas (b)	$1,541,399	$1,080,320
Europe	867,801	721,725
Asia/Pacific	266,258	178,060

Consolidated	$2,675,458	$1,980,105

(b)	Included in revenues for the Americas for the three months ended March 31, 2004 and 2003 is $1,437,618 and $1,009,259, respectively, related to the United States.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2004
(Unaudited)

Total assets, by geographic area, are as follows (in thousands):

	March 31,	December 31,
	2004	2003
Americas (c)	$2,792,372	$2,969,483
Europe	2,022,149	1,943,522
Asia/Pacific	471,082	419,983

Consolidated	$5,285,603	$5,332,988

(c)	Included in total assets for the Americas at March 31, 2004 and December 31, 2003 is $2,684,052 and $2,787,141, respectively, related to the United States.

Note O — Subsequent Event

During the second quarter of 2004, the company repurchased, through a series of transactions, $97,855,000 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006. The related pre-tax loss on the repurchases aggregated approximately $4,700,000, which includes the premium paid and the write-off of related deferred financing costs, and will be recorded as a loss on prepayment of debt in the company’s consolidated statement of operations during the second quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $5,500,000 from the dates of repurchase through the 2006 put date, assuming interest rates remain the same.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 35.1% in the first quarter of 2004, compared with the first quarter of 2003, as a result of strong sales growth in the components businesses in North America, Europe, and Asia/Pacific as well as continued growth in the company’s North American Computer Products group (“NACP”) businesses. The increase in consolidated sales in the first quarter of 2004 was also partially due to the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. on February 28, 2003, as well as the impact of the strengthening Euro. The growth in the North American Components (“NAC”) businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. In addition, NAC has executed on its key initiatives relating to, among other items, deeper market penetration. The growth in the European components business is due to improved customer order patterns and pricing. The growth in the Asia/Pacific components business is a result of that region’s strong growth coupled with the company’s increased focus in the region. The growth in NACP is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, and in part due to increases in its mid-range business.

Net income increased to $29.5 million in the first quarter of 2004 compared with a loss of $.9 million in the first quarter of 2003. In the first quarter of 2004, the company recorded a restructuring charge of $8.8 million ($6.5 million net of related taxes) associated with an initiative to make its organizational structure more efficient and a loss on the prepayment of debt of $23.7 million ($14.2 million net of related taxes). In the first quarter of 2003, the company recorded a restructuring charge of $6.7 million ($4.7 million net of related taxes), an integration charge of $6.9 million ($4.8 million net of related taxes) associated with the acquisition of IED, and a loss on the prepayment of debt of $2.6 million ($1.5 million net of related taxes). In addition to the impact of the aforementioned items that have an effect on comparability, the increase in net income is due to the company’s ability to increase sales, both organically generated as well as those resulting from the acquisition of IED, without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt.

Sales

Consolidated sales for the first quarter of 2004 increased 35.1% from $2.0 billion in the first quarter of 2003 to $2.7 billion. Sales in the Americas increased in the first quarter of 2004 by $461.1 million or 42.7% when compared with the year-earlier period as a result of organic growth in both the NAC and NACP businesses, as well as the acquisition of the IED business. The growth in the NAC businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. In addition, NAC has executed on its key initiatives relating to, among other items, deeper market penetration. The growth in NACP is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, and in part due to increases in its mid-range business. European sales for the first quarter of 2004 increased by $146.1 million or 20.2% compared with the year-earlier period due to improved customer order patterns and pricing, as well as the impact of a weakening U.S. dollar on the translation of the company’s European financial statements offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003. Asia/Pacific sales for the first quarter of 2004 increased by $88.2 million or 49.5%, compared with the year-earlier period, as a result of improved market conditions as well as the company’s increased focus in this region. The consolidated increase in sales was impacted by the translation of the company’s international financial statements into U.S. dollars, which resulted in increased revenues of $101.1 million for the first quarter of 2004, compared with the year-earlier period, due to a weakening U.S. dollar. The increase in sales excluding the impact of the weakening U.S. dollar was 28.6%.

Sales of electronic components increased by $543.6 million or 36.5% for the first quarter of 2004 compared with the year-earlier period. The factors impacting the overall increase in worldwide sales of electronic components include the aforementioned increased sales in North America, Europe, and the Asia/Pacific region. This increase was also partially due to the acquisition of the IED business on February 28, 2003, as well as the impact of a weakened U.S. dollar on the translation of the company’s financial statements.

Computer products sales of $641.6 million increased by $151.8 million or 31.0% for the first quarter of 2004 compared with the year-earlier period. This increase is due in part to a change in the way revenue is recognized related to Hewlett-Packard Company (“HP”). During February 2004, HP modified its agreements with distributors transforming the relationship from that of an agent to that of a distributor. This modification, which required a change in accounting for the method of recognizing revenue, increased sales by $19.2 million during the first quarter of 2004. Sales in the North American Enterprise Computing Solutions business increased by 44.2% in the first quarter of 2004 compared with the year-earlier period. Excluding the aforementioned change related to HP, sales would have increased 37.8%. Sales in the computer products’ original equipment manufacturers (“OEM”) business increased by 28.7% in the first quarter of 2004 compared with the year-earlier period, though the OEM market continues to be impacted by reduced activity levels at large, complex telecommunications and networking companies. These increases were offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003.

Gross Profit

The company recorded gross profit of $423.2 million in the first quarter of 2004, compared with gross profit of $335.1 million in the year-earlier period. The increase in gross profit is principally due to the increase in sales in the first quarter of 2004. The gross profit margin for the first quarter of 2004 decreased by 110 basis points, when compared with the year-earlier period, due to the strong growth in sales in the Asia/Pacific and NACP businesses, as well as the pressure on the components’ businesses margins that was principally seen in the second and third quarter of 2003.

Restructuring, Integration, and Other Charges

Restructuring

2004

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15.0 million annually. Approximately 50% of this annual cost savings was achieved in the first quarter of 2004, with the remaining 50% to begin late in the second quarter of 2004. The estimated restructuring charge associated with these actions total approximately $4.5 million, of which $3.4 million ($2.2 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) was recorded in the first quarter of 2004. The company will record the balance of approximately $1.1 million over the next several quarters.

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 85 positions, or less than 1%, out of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. The total charge is expected to be spent in cash, of which payments of $.5 million were made during the first quarter of 2004.

2003

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75.0 million. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43.4 million, of which $38.0 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The remaining $5.4 million ($4.3 million net of related taxes or $.04 per share) was recorded in the first quarter of 2004. The charge recorded in the first quarter of 2003 associated with these actions totaled $6.7 million ($4.7 million net of related taxes or $.05 per share), primarily relating to personnel costs.

The company recorded a cumulative charge of $29.7 million relating to personnel costs as part of the 2003 restructuring, of which $2.8 million and $6.1 million were recorded in the first quarter of 2004 and 2003, respectively. The total number of positions eliminated in the first quarter of 2004 was approximately 130 positions. The total number of positions eliminated for the full year 2003 was approximately 1,085, of which approximately 300 were eliminated during the first quarter of 2003. There was no single group of employees impacted by these restructuring actions. Instead it impacted both exempt and non-exempt employees across multiple locations, segments, and functions.

The company recorded a cumulative charge of $7.5 million in 2003 relating to the closure of certain facilities as part of the 2003 restructuring, of which $1.4 million and $.2 million were recorded in the first quarter of 2004 and 2003, respectively. As part of the physical logistics network rationalization, two primary distribution centers in England were closed and their operations were centralized in the newer, state-of-the-art, Pan-European facility in Venlo, the Netherlands. In addition, the primary distribution center in Brookhaven, New York was closed and customers and suppliers are now being serviced out of a newer, more efficient distribution center in Reno, Nevada. Further, the company exited its Nordic commodity computer products business serving hardware integrators and resellers in Norway, Sweden, Denmark, and Finland.

The company recorded a cumulative charge of $3.8 million in 2003 for asset write-downs, of which $.8 million and $.2 million were recorded in the first quarter of 2004 and 2003, respectively, principally for fixed assets in North America.

The company recorded a cumulative charge of $2.4 million for IT systems and other miscellaneous items, of which $.4 million and $.1 million were recorded in the first quarter of 2004 and 2003, respectively, related to the early termination of computer equipment, logistics support, and service commitments no longer being utilized.

Integration

2003

In February 2003, the company acquired substantially all the assets of the IED business. IED was an electronics distributor serving industrial OEMs and contract manufacturers. The net consideration paid for this acquisition was $238.1 million, including $12.2 million paid during the first quarter of 2004. In order to ensure the best financial returns as a result of the acquisition, the company fully integrated the IED business into its NAC businesses. The full integration included, among other actions, the conversion of data into the company’s IT platform, the transfer and combination of the acquired inventories to the company’s distribution centers, and the closing of duplicative facilities. As a result of these actions, the acquired business does not exist as a separate division or profit and loss center. As the financial performance of the acquired business is no longer separately identifiable, it is not possible to quantify the impact of the acquisition on operating income. The company has achieved its targeted cost savings with regard to this acquisition.

For financial reporting purposes, the acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company in 2003 include IED’s performance from the date of acquisition.

In the first quarter of 2003, the company recorded integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share), relating primarily to severance costs for the company’s employees, was expensed and $11.5 million ($9.2 million net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional cost in excess of net assets of companies acquired. As of March 31, 2004, approximately $1.0 million of this accrual was required to address remaining contractual obligations.

Summary

The remaining 2004 and prior restructuring and integration charges of $35.7 million as of March 31, 2004, of which $29.4 million is expected to be spent in cash, will be utilized as follows:

-	The personnel costs accruals of $5.4 million will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent before the end of 2004.

-	The facilities accruals totaling $17.8 million relate to terminated leases with expiration dates through 2010. Approximately $7.0 million will be paid before the end of 2004. The minimum lease payments for these leases are approximately $5.7 million in 2005, $2.6 million in 2006, $1.1 million in 2007, and $1.4 million thereafter.

-	The customer terminations accrual of $5.4 million relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset and inventory write-downs of $1.0 million relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized before the end of 2004.

-	IT and other of $6.1 million primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized before the end of 2005.

Loss on Prepayment of Debt

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $20.3 million from the dates of repurchase through the 2005 maturity date, assuming interest rates remain the same. During the first quarter of 2004, the company repurchased, through a series of transactions, $91.9 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4.8 million ($2.9 million net of related taxes or $.03 per share), and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5.4 million from the dates of repurchase through the 2006 put date, assuming interest rates remain the same.

During the first quarter of 2003, the company repurchased 8.2% senior notes with a principal amount of $70.3 million, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.6 million ($1.5 million net of related taxes or $.01 per share) and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $2.9 million from the dates of repurchase through the 2003 maturity date.

Operating Income

The company recorded operating income of $97.8 million in the first quarter of 2004, compared with operating income of $34.8 million in the year-earlier period. The increase in operating income of $63.0 million for the first quarter of 2004, compared with the year-earlier period, is principally a result of higher gross profit resulting from the 35.1% increase in sales offset, in part, by the aforementioned restructuring charge of $8.8 million.

Operating expenses increased $25.2 million in the first quarter of 2004 compared with the year-earlier period. The increase is principally due to higher variable expenses as a result of the increase in sales, and the aforementioned restructuring charge offset, in part, by the cost savings realized from the 2004 and 2003 restructurings.

Interest Expense

Net interest expense of $30.7 million in the first quarter of 2004 decreased from $33.3 million in the year-earlier period primarily as a result of lower debt balances, offset, in part, by declining interest rates on high quality liquid investments.

Income Taxes

The company recorded an income tax provision of $14.1 million on income before income taxes and minority interest of $43.8 million for the first quarter of 2004, compared with an income tax provision of approximately $45 thousand on loss before income taxes and minority interest of $.8 million in the comparable year-earlier period. The income taxes recorded for the first quarter of 2004 are impacted by the aforementioned restructuring charge and loss on prepayment of debt. The income taxes recorded for the first quarter of 2003 are impacted by the restructuring charge, integration charge, and loss on prepayment of debt. The company’s income tax provision and effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income (Loss)

The company recorded net income of $29.5 million in the first quarter of 2004, compared with a net loss of $.9 million in the year-earlier period. Included in the results for the first quarter of 2004 are the previously discussed restructuring charge of $6.5 million (net of related taxes) and loss on prepayment of debt of $14.2 million (net of related taxes). Included in the results for the first quarter of 2003 are the previously discussed restructuring charge of $4.7 million (net of related taxes), integration charge of $4.8 million (net of related taxes), and loss on prepayment of debt of $1.5 million (net of related taxes).

Liquidity and Capital Resources

The net amount of cash used for the company’s operating activities during the first quarter of 2004 was $122.3 million, principally a result of higher working capital requirements resulting from increased sales offset by earnings from operations and adjustments for non-cash items, primarily reflecting depreciation and amortization, as well as the accretion of discounts. The net amount of cash used for investing activities during the first quarter of 2004 was $17.9 million, including $12.2 million for consideration paid for the final portion of the acquisition of IED and $6.2 million for various capital expenditures. The net amount of cash used for financing activities during the first quarter of 2004 was $45.8 million, primarily reflecting $268.4 million used to repay senior notes and $95.4 million used to repurchase zero coupon convertible debentures, offset, in part, by the net proceeds of approximately $313.0 million from the February 2004 equity offering.

At March 31, 2004, cash and short-term investments decreased to $419.6 million from $612.4 million at December 31, 2003 as a result of cash used for operating activities, investing activities, and financing activities of $122.3 million, $17.9 million, and $45.8 million, respectively, as well as the effect of exchange rate changes on cash of $6.8 million.

The net amount of cash used for operating activities during the first quarter of 2003 was $46.4 million, principally reflecting higher working capital requirements. The net amount of cash used for investing activities during the first quarter of 2003 was $236.6 million, including $228.1 million for consideration paid for acquired businesses and $8.6 million for various capital expenditures. The net amount of cash used for financing activities during the first quarter of 2003 was $77.7 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term borrowings and long-term debt.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 62.0% and 58.1% at March 31, 2004 and December 31, 2003, respectively.

One of the characteristics of the company’s business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company’s need for financing may increase. In the periods in which revenue declines, investments in accounts receivable and inventories generally decrease, and cash is generated. At March 31, 2004, working capital, defined as accounts receivable and inventories net of payables, increased by $160.4 million or 8.5%, compared with December 31, 2003, as a result of increased sales.

Net cash used for operating activities increased by $75.9 million for the three months ended March 31, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset by earnings from operations and adjustments for non-cash items.

While the company’s operating activities resulted in negative cash flow during the first quarter of 2004, due to higher accounts receivable and inventory levels, the company expects to be cash flow positive for the remainder of the year. In addition to its cash on hand at March 31, 2004, the company has access to an unused $450.0 million revolving credit facility, as well as cash availability under its unused asset securitization program.

Cash Flows from Investing Activities

In February 2003, the company acquired substantially all the assets of the IED business. The net cost of this acquisition was $238.1 million, of which $12.2 million was paid during the first quarter of 2004.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made in the first quarter of 2004. In the first quarter of 2003, the company made such payments in the amount of $2.1 million to increase its ownership interest in Arrow Components (NZ) Limited to 100%. If the put or call options on outstanding agreements were exercised at March 31, 2004, such payments would be approximately $8.0 million ($6.0 million at December 31, 2003), which would principally be capitalized as cost in excess of net assets of companies acquired offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Capital expenditures decreased by $2.5 million, or 28.5%, during the first three months in 2004 when compared with the first three months in 2003 as a result of the company’s continued cost containment actions, including the consolidation of facilities.

Cash Flows from Financing Activities

In light of lower returns available for short-term highly liquid investments, the company repurchased debt prior to maturity.

Total debt decreased to $1.69 billion at March 31, 2004 from $2.03 billion at December 31, 2003, principally due to the redemption of the company’s 8.7% senior notes and repurchase of zero coupon convertible debentures noted below.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of approximately $313.0 million. The proceeds were used to redeem the company’s outstanding 8.7% senior notes due in October 2005 (principal amount of $208.5 million) and to repurchase a portion of the company’s outstanding zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006. Until the redemption of the 8.7% senior notes, the net proceeds were maintained as cash and short-term investments.

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company, as noted, redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $20.3 million from the dates of repurchase through the 2005 maturity date, assuming interest rates remain the same.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91.9 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in

February 2006. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4.8 million ($2.9 million net of related taxes or $.03 per share), and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5.4 million from the dates of repurchase through the 2006 put date, assuming interest rates remain the same.

The company has an asset securitization program (the “program”) that in February 2004 was amended primarily to conform certain financial covenants to the existing $450.0 million revolving credit facility. At March 31, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

The company has a $450.0 million revolving credit facility which will expire in December 2006, subject to a right on the part of the banks participation in the facility to terminate, under certain conditions, the credit facility in October 2005 should a liquidity test not be met. The revolving credit facility bears interest at the applicable Eurocurrency rate plus a margin, which is based on facility utilization and other factors. The company pays the banks a facility fee of .25% per annum. At March 31, 2004 and December 31, 2003, the company had no outstanding borrowings under this facility.

During the first quarter of 2003, the company repurchased 8.2% senior notes with a principal amount of $70.3 million, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.6 million ($1.5 million net of related taxes or $.01 per share) and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense was reduced by approximately $2.9 million from the dates of repurchase through the 2003 maturity date.

During the second quarter of 2004, the company repurchased, through a series of transactions, $97.9 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006. The related pre-tax loss on the repurchases aggregated approximately $4.7 million, which includes the premium paid and the write-off of related deferred financing costs, and will be recorded as a loss on prepayment of debt in the company’s consolidated statement of operations during the second quarter of 2004. As a result of these transactions, interest expense will be reduced by approximately $5.5 million from the dates of repurchase through the 2006 put date, assuming interest rates remain the same.

Restructuring Activities

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15.0 million annually. Approximately 50% of this annual cost savings was achieved in the first quarter of 2004, with the remaining 50% to begin late in the second quarter of 2004. The estimated restructuring charge associated with these actions total approximately $4.5 million, of which $3.4 million ($2.2 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) was recorded in the first quarter of 2004. The company will record the balance of approximately $1.1 million over the next several quarters.

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75.0 million. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43.4 million, of which $38.0 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The remaining $5.4 million ($4.3 million net of related taxes or $.04 per share) was recorded in the first quarter of 2004. The charge recorded in the first quarter of 2003 associated with these actions totaled $6.7 million ($4.7 million net of related taxes or $.05 per share), primarily relating to personnel costs.

Contractual Obligations

The company has contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, projected pension contributions and certain other long-term liabilities that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes outside the ordinary course of the company’s business since December 31, 2003 with the exception of the repurchase of both the company’s 8.7% senior notes due in October 2005 and the zero coupon convertible debentures due in 2021.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet financing or unconsolidated special purpose entities.

Critical Accounting Policies and Estimates

The company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes there have been no significant changes, during the quarterly period ended March 31, 2004, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Impact of Recently Issued Accounting Standards

See Note B in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the anticipated dates of adoption and effects on results of operations and financial condition.

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

Foreign Currency Exchange Rate Risk

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company’s policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). In Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into forward exchange contracts for trading purposes. The risk of loss on a forward exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at March 31, 2004 and December 31, 2003 was $185.2 million and $222.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at March 31, 2004 and December 31, 2003. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first three months of 2004 as compared with the average rates for the first three months of 2003, sales and operating income would have been approximately $101.1 million and $5.6 million lower, respectively, than the reported results for the first three months of 2004. Sales and operating income would have fluctuated by approximately $72.0 million and $4.1 million, respectively, if average foreign exchange rates changed by 10% in the first quarter of 2004. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

Interest Rate Risk

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company has from time-to-time used interest rate swaps that convert certain fixed rate debt to floating rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. During 2002, as a result of significant generation of operating cash flow, the company had paid down nearly all of its floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at March 31, 2004, approximately 86% of the company’s debt was subject to fixed rates, and 14% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first quarter of 2004. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.

The company’s chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2004. Based on such evaluation, they have concluded that, as of March 31, 2004, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

In February 2004, the company issued 13,800,000 shares of common stock in an underwritten public offering, including 1,800,000 shares of common stock subject to a customary over-allotment option exercised by the underwriters. The underwriters for the offering were Morgan Stanley & Co. Incorporated, Credit Suisse First Boston LLC, Goldman, Sachs & Co., Banc of America Securities LLC, and J.P. Morgan Securities Inc. The shares were issued pursuant to a shelf registration statement that was previously filed and declared effective with the Securities and Exchange Commission. The underwriters offered these shares to the public at $23.50 per share.

All of the registered shares were sold in the public offering. The net proceeds from this offering was approximately $313.0 million, including the shares purchased pursuant to the over-allotment option. The company’s share of the total underwriting discounts and commissions were approximately $11.4 million and the company incurred approximately $.4 million of other expenses (including legal, accounting, printing, and other various fees associated with registering and listing the common stock). Approximately $223.8 million of the net proceeds of the offering were used to redeem the company’s outstanding 8.7% senior notes due in October 2005 (principal amount of $208.5 million). Until the redemption of the 8.7% senior notes, the net proceeds were maintained as cash and short-term investments.

The company used the remainder of the net proceeds from this offering to repurchase a portion of the company’s outstanding zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006.

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

The company filed or furnished the following Current Reports on Form 8-K during the first quarter ended March 31, 2004:

January 20, 2004:

Amended and Restated Three Year Credit Agreement, dated as of December 18, 2003.

February 17, 2004:

Press Release announcing the company’s fourth quarter 2003 results.

February 17, 2004:

Press Release announcing the company’s plans to issue 12,000,000 shares of common stock in an underwritten public offering, with up to an additional 1,800,000 shares of common stock subject to a customary over-allotment option exercisable by the underwriters.

February 20, 2004:

Press Release announcing the pricing of common stock in an underwritten public offering.

March 1, 2004:

Press Release announcing that the underwriters of the company’s previously announced public offering of 12,000,000 shares of common stock exercised in full their over-allotment option to purchase 1,800,000 additional shares of common stock.

Press Release announcing that the company called for redemption all of its remaining outstanding 8.7% senior notes due 2005.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: May 7, 2004	By:	/s/ Paul J. Reilly

Paul J. Reilly
Vice President and Chief Financial Officer