Form 10-Q
period 2004-06-30
ARROW ELECTRONICS INC
filed 2004-08-03
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

      Common stock, $1 par value: 115,559,750 shares outstanding at August 2, 2004.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Sales	$2,750,236	$2,123,139	$5,425,694	$4,103,244

Costs and expenses:
Cost of products sold	2,299,202	1,768,036	4,551,440	3,413,084
Selling, general and administrative expenses	307,534	281,651	605,956	551,427
Depreciation and amortization	16,808	18,045	35,025	34,957
Restructuring charges (gain)	(1,241)	14,552	7,577	21,242
Integration charge	—	—	—	6,904

	2,622,303	2,082,284	5,199,998	4,027,614

Operating income	127,933	40,855	225,696	75,630
Equity in earnings of affiliated companies	901	1,070	1,346	1,385
Loss on prepayment of debt	7,051	390	30,781	2,942
Interest expense, net	24,493	31,869	55,213	65,165

Income before income taxes and minority interest	97,290	9,666	141,048	8,908
Provision for income taxes	30,000	2,653	44,082	2,698

Income before minority interest	67,290	7,013	96,966	6,210
Minority interest	431	186	582	288

Net income	$66,859	$6,827	$96,384	$5,922

Net income per share:
Basic	$.58	$.07	$.87	$.06

Diluted	$.55	$.07	$.82	$.06

Average number of shares outstanding:
Basic	114,917	100,127	110,764	100,036
Diluted	126,698	100,980	124,198	100,744

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	June 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$261,947	$612,404
Accounts receivable, net	2,008,812	1,770,690
Inventories	1,519,292	1,327,523
Prepaid expenses and other assets	62,708	59,030

Total current assets	3,852,759	3,769,647

Property, plant and equipment at cost:
Land	43,027	43,676
Buildings and improvements	185,829	197,142
Machinery and equipment	393,765	413,861

	622,621	654,679
Less: accumulated depreciation and amortization	(358,428)	(366,550)

Property, plant and equipment, net	264,193	288,129

Investments in affiliated companies	37,957	36,738
Cost in excess of net assets of companies acquired	924,172	923,256
Other assets	277,245	315,218

Total assets	$5,356,326	$5,332,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,308,172	$1,211,724
Accrued expenses	389,635	414,551
Short-term borrowings	13,136	14,349

Total current liabilities	1,710,943	1,640,624
Long-term debt	1,539,047	2,016,627
Other liabilities	164,732	170,406
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2004 and 2003
Issued - 117,678 and 103,878 shares in 2004 and 2003, respectively	117,678	103,878
Capital in excess of par value	805,384	503,320
Retained earnings	1,034,685	938,302
Foreign currency translation adjustment	69,347	67,046

	2,027,094	1,612,546
Less: Treasury stock (2,130 and 2,798 shares in 2004 and 2003, respectively), at cost	(56,941)	(74,816)
Unamortized employee stock awards	(8,722)	(8,074)
Other	(19,827)	(24,325)

Total shareholders’ equity	1,941,604	1,505,331

Total liabilities and shareholders’ equity	$5,356,326	$5,332,988

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2004	2003
Cash flows from operating activities:
Net income	$96,384	$5,922

Adjustments to reconcile net income to net cash provided by (used for) operations:
Minority interest	582	288
Depreciation and amortization	37,832	37,666
Accretion of discount on zero coupon convertible debentures	9,880	14,854
Equity in earnings of affiliated companies	(1,346)	(1,385)
Deferred income taxes	1,568	(3,499)
Restructuring charges, net of taxes	4,581	14,407
Integration charge, net of taxes	—	4,822
Loss on prepayment of debt, net of taxes	18,407	1,759
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(234,862)	(67,962)
Inventories	(191,974)	(37,240)
Prepaid expenses and other assets	(3,940)	5,897
Accounts payable	96,452	16,584
Accrued expenses	(567)	31,513
Other	7,176	2,749

Net cash provided by (used for) operating activities	(159,827)	26,375

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(11,671)	(13,556)
Proceeds from sale of property, plant and equipment	8,616	—
Cash consideration paid for acquired businesses	(12,179)	(228,052)
Proceeds from sale of discontinued operations	—	1,025
Investments	(286)	100
Proceeds from note receivable	8,333	—

Net cash used for investing activities	(7,187)	(240,483)

Cash flows from financing activities:
Change in short-term borrowings	(1,213)	(25,708)
Change in credit facilities	(947)	178
Change in long-term debt	—	(1,014)
Repurchase of senior notes	(268,399)	(90,197)
Repurchase of zero coupon convertible debentures	(241,790)	—
Proceeds from senior note offering	—	346,286
Proceeds from common stock offering	312,789	—
Proceeds from exercise of stock options	12,701	190

Net cash provided by (used for) financing activities	(186,859)	229,735

Effect of exchange rate changes on cash	3,416	15,863

Net increase (decrease) in cash and short-term investments	(350,457)	31,490
Cash and short-term investments at beginning of period	612,404	694,092

Cash and short-term investments at end of period	$261,947	$725,582

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net	$16,984	$(71,943)
Interest, net	64,473	58,007

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
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

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s prior quarterly reports on Form 10-Q and with the company’s audited consolidated financial statements for the year ended December 31, 2003 as filed in the company’s Annual Report on Form 10-K.

Certain prior year amounts have been reclassified to conform with current year presentation.

Note B — Impact of Recently Issued Accounting Standards

In December 2003, the Financial Accounting Standards Board (“FASB”) issued Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132R”). Statement No. 132R revises employers’ disclosures about pension plans and other postretirement benefit plans and requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement No. 132R also requires interim disclosure of the elements of net periodic benefit cost and, if significantly different from amounts previously disclosed, the total amount of contributions paid or expected to be paid during the current fiscal year. The interim disclosure requirements of this Statement are effective for interim periods beginning after December 15, 2003. The company adopted the disclosure provisions of Statement No. 132R in the first quarter of 2004.

Note C — Acquisitions

In February 2003, the company acquired substantially all of the assets of the Industrial Electronics Division (“IED”) of Agilysys, Inc. IED was an electronics distributor serving industrial original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The net consideration paid for this acquisition was $238,132 including $12,179 paid during the first quarter of 2004. In order to ensure the best financial returns as a result of the acquisition, the company fully integrated the IED business into its North American Components group. The full integration included, among other actions, the conversion of data into the company’s IT platform, the transfer and combination of the acquired inventories to the company’s distribution centers, and the closing of duplicative facilities. As a result of these actions, the acquired business does not exist as a separate division or profit and loss center. As the financial performance of the acquired business is no longer separately identifiable, it is not possible to quantify the impact of the acquisition on operating income.

For financial reporting purposes, the IED acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company include IED’s performance from the date of acquisition. The consolidated results of the company for the three months ended June 30, 2004

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

and 2003 fully reflect IED’s financial results. The company’s unaudited summary of operations for the six months ended June 30, 2004 and 2003, as though the acquisition of the IED business had occurred on January 1, 2003, is as follows (shares in thousands):

	For the Six
	Months Ended
	June 30,
	2004	2003 (a)
Sales	$5,425,694	$4,199,244
Net income	96,384	8,999

Net income per basic share	$.87	$.09
Net income per diluted share	.82	.09

Average number of shares outstanding:
Basic	110,764	100,036
Diluted	124,198	100,744

(a)	Amounts have been prepared on a pro forma basis.

The unaudited summary of operations does not purport to be indicative of the results which would have been obtained if the acquisition had been made at the beginning of 2003 or of those results which may be obtained in the future. The unaudited summary of operations for the six months ended June 30, 2004 reflects cost savings the company has achieved from the IED acquisition, as well as the reduction of sales resulting from the combination.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made during the first six months of 2004. During the first six months of 2003, the company made such payments in the amount of $2,099, which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Arrow Components (NZ) Limited to 100%. If the put or call options on outstanding agreements were exercised at June 30, 2004, such payments would be approximately $9,000 ($6,000 at December 31, 2003), which would principally be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Note D — Investments

The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The investments in affiliated companies are as follows:

	June 30,	December 31,
	2004	2003
Marubun/Arrow	$16,364	$15,364
Altech Industries	21,593	21,374

	$37,957	$36,738

The equity in earnings of affiliated companies are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Marubun/Arrow	$1,019	$1,005	$1,637	$1,599
Altech Industries	(118)	65	(291)	(214)

	$901	$1,070	$1,346	$1,385

Under the terms of the joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At June 30, 2004 and December 31, 2003, the company’s pro-rata share of this debt was $5,815 and $7,290, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

The company has a 5% interest in World Peace Industrial Co., Ltd. and an 8.4% ownership interest in Marubun Corporation. These investments are accounted for as available-for-sale securities using the fair value method. The cost basis, net unrealized holding losses, and fair value of these investments are as follows:

	June 30,	December 31,
	2004	2003
Cost basis	$33,863	$33,863
Net unrealized holding losses	(2,052)	(7,241)

Fair value	$31,811	$26,622

The fair value of these investments are included in “Other assets” and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

At June 30, 2004, the cost of the company’s investment in Marubun Corporation, a Japanese company, was $23,065, the fair value was $19,176, and the unrealized holding loss was $3,889. Since December 31, 2003, the fair value of the company’s investment has increased by $6,180. Although the fair value of the Marubun Corporation investment has been below the cost basis for more than 18 months, the company has concluded that an other-than-temporary decline has not occurred based upon its assessment of the following factors:

-	broad worldwide and Japan specific economic factors,

-	publicly available forecasts for sales and earnings growth for the industry and Marubun Corporation,

-	the cyclical nature of the technology industry, and

-	recent financial performance of Marubun Corporation.

While Marubun Corporation experienced the effects of the same worldwide technology cyclical downturn as the rest of the electronics distribution industry, it experienced period over period growth in sales for the fiscal year ended March 31, 2004. Marubun Corporation also remained profitable and maintained a strong balance sheet during the year ended March 31, 2004. Its

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

stock value has fluctuated over the last twelve months, with an increase of 79% compared with the year-earlier stock value. The company’s intent and ability is to retain this investment over a period of time sufficient to allow for any recovery in market value. The company could potentially record an impairment charge in future periods if, among other factors, Marubun Corporation’s future earnings differ from currently available public forecasts. Such an impairment charge would have been $3,889 ($.03 per share) for the three months ended June 30, 2004, $3,889 ($.04 and $.03 per share on a basic and diluted basis, respectively) for the six months ended June 30, 2004, and $12,276 ($.12 per share) for the three and six months ended June 30, 2003.

Note E — Accounts Receivable

The company has a $550,000 asset securitization program (the “program”) that in February 2004 was amended primarily to conform certain financial covenants to the existing $450,000 revolving credit facility. At June 30, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

Accounts receivable consists of the following:

	June 30,	December 31,
	2004	2003
Accounts receivable	$2,053,258	$1,817,769
Allowance for doubtful accounts	(44,446)	(47,079)

Accounts receivable, net	$2,008,812	$1,770,690

Note F — Cost in Excess of Net Assets of Companies Acquired

The following presents the carrying amount of cost in excess of net assets of companies acquired related to the electronic components segment:

Carrying value at December 31, 2003	$923,256
Other	916

Carrying value at June 30, 2004	$924,172

All existing and future costs in excess of net assets of companies acquired will be subject to an annual impairment test on the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any other intangible assets subject to valuation under FASB Statement No. 142, “Goodwill and Other Intangible Assets”.

Note G — Debt

During the second quarter of 2004, the company repurchased, through a series of transactions, $141,708 accreted value of its zero coupon convertible debentures (“convertible debentures”) due in 2021, which could have been initially put to the company in February 2006. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $7,051 ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $7,700 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first quarter of 2004, the company repurchased, through a series of transactions, $91,873 accreted value of its convertible debentures due in 2021, which could have been initially put to the company in February 2006. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4,809 ($2,876 net of related taxes or $.03 per share) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5,400 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of approximately $313,000. The proceeds were used to redeem the company’s outstanding 8.7% senior notes due in October 2005 (principal amount of $208,500) as described below and for the aforementioned repurchase of the company’s outstanding convertible debentures due in 2021.

In January 2004, the company repurchased, through a series of transactions, $41,500 principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company, as noted, redeemed the remaining outstanding $208,500 principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $20,300 from the dates of repurchase and/or redemption through the 2005 maturity date, based on interest rates in effect at the time of the repurchases.

During the second quarter and first six months of 2003, the company repurchased 8.2% senior notes with a principal amount of $14,570 and $84,820, respectively, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $390 ($233 net of related taxes) and $2,942 ($1,759 net of related taxes or $.02 per share) for the second quarter and first six months of 2003, respectively, and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3,300 from the date of the repurchase through the 2003 maturity date.

At June 30, 2004 and December 31, 2003, the company had no outstanding borrowings under its $450,000 revolving credit facility.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.13% and 3.49% at June 30, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and at June 30, 2004 had a fair value of $5,394.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

dollar LIBOR plus a spread (an effective rate of 5.12% and 5.20% at June 30, 2004 and December 31, 2003, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and at June 30, 2004 and December 31, 2003 had fair values of $634 and $1,649, respectively.

In August 2002, the company entered into a series of interest rate swaps (the “2002 swaps”), with an aggregate notional amount of $250,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The company terminated the 2002 swaps during the first quarter of 2004 in conjunction with the aggregate repurchase and/or redemption of the outstanding $250,000 principal amount of its 8.7% senior notes.

Interest expense, net, includes interest income of $2,106 and $1,605 for the three months ended June 30, 2004 and 2003, respectively, and $4,930 and $4,673 for the six months ended June 30, 2004 and 2003, respectively.

Note H — Restructuring, Integration, and Other Charges

Restructuring

The company recorded a net restructuring gain of $1,241 ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and restructuring charges of $14,552 ($9,734 net of related taxes or $.10 per share), for the second quarter of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the company recorded net restructuring charges of $7,577 ($4,581 net of related taxes or $.04 per share) and $21,242 ($14,407 net of related taxes or $.14 per share), respectively. These items are discussed in greater detail below.

2004 Restructuring

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15,000 annually. The estimated restructuring charge associated with these actions totals approximately $4,500, of which $942 ($601 net of related taxes) was recorded in the second quarter of 2004 and $4,368 ($2,786 net of related taxes or $.03 per share) was recorded in the first six months of 2004. The company will record the balance of the restructuring charge over the next several quarters.

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 90 positions, or less than 1%, of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. Approximately 80% of this total charge is expected to be spent in cash, of which payments of $2,022 were made during the first six months of 2004.

2003 Restructuring

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75,000. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43,357, of which $37,965 ($27,144 net of related taxes or $.27 per share) was recorded in 2003. The company recorded a net restructuring gain of $1,641 ($2,081 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) in the second quarter of 2004 and net restructuring charges of $3,751 ($2,229 net of related taxes or $.01 per share) for the first six months of 2004. The

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

net restructuring gain in the second quarter of 2004 is primarily a result of a $2,914 gain on the sale of the company’s Brookhaven, New York logistics center offset, in part, by other restructuring related costs. The charges recorded in the second quarter and first six months of 2003 associated with these actions totaled $14,552 ($9,734 net of related taxes or $.10 per share) and $21,242 ($14,407 net of related taxes or $.14 per share), respectively, and relate primarily to personnel costs. The company will record the balance of the restructuring charge of approximately $2,000 over the next several quarters.

The 2003 restructuring charges are comprised of the following at June 30, 2004:

	Personnel		Asset	IT
	Costs	Facilities	Write-Down	and Other	Total
December 2002	$—	$—	$—	$—	$—
Additions (a)	26,837	6,015	3,088	2,025	37,965
Payments	(23,598)	(1,275)	—	(534)	(25,407)
Foreign currency translation	(543)	15	(14)	(8)	(550)
Non-cash usage	—	—	(2,606)	(115)	(2,721)

December 2003	2,696	4,755	468	1,368	9,287
Additions (b) (c)	3,615	(1,219)	953	402	3,751
Payments (d)	(4,846)	429	—	(1,147)	(5,564)
Foreign currency translation	(43)	20	—	—	(23)
Non-cash usage	—	—	(608)	(358)	(966)

June 2004	$1,422	$3,985	$813	$265	$6,485

(a)	Personnel costs represent the elimination of approximately 700 positions in the first six months of 2003 (1,085 positions for the full year 2003).

(b)	Personnel costs represent the elimination of approximately 170 positions in the first six months of 2004.

(c)	Facilities include the $2,914 gain on the sale of the Brookhaven facility during the second quarter of 2004.

(d)	Facilities include $2,914 which is the cash received in excess of the related net assets on the sale of the Brookhaven facility.

2001 and prior Restructurings

In mid 2001, the company took a number of significant steps related to cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced revenues. As a result, the company recorded restructuring charges and other charges of $227,622 ($145,079 net of related taxes or $1.47 per share) in 2001. These charges included costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. The company recorded a charge of $174,622, in addition to prior real estate commitments of $2,052. Also included in the 2001 charge was a non-cash charge of $53,000 to fully write-down various Internet investments to their realizable values.

As of June 30, 2004, cash payments of $28,042, non-cash usage of $190,879, and a reversal of $542 ($434 net of related taxes), which is included in restructuring charges (gain) for the three and six months ended June 30, 2004, were recorded against the accrual. As of June 30, 2004 and December 31, 2003, the company had $10,211 and $11,795, respectively, of unused accruals of which $5,364 and $6,406, respectively, are

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

required to address remaining real estate lease commitments. In addition, accruals of $4,823 and $5,365, at June 30, 2004 and December 31, 2003, respectively, relate to the termination of certain customer programs, which are expected to be utilized over several years. The company also had $24 of unused accruals, for both periods presented, related to IT systems and other miscellaneous items no longer being used, which are expected to be utilized before the end of 2005.

Integration

2003 Integration

In the first quarter of 2003, the company incurred integration costs of $18,407 ($14,063 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904 ($4,822 net of related taxes or $.05 per share) relating primarily to severance costs for the company’s employees was expensed and $11,503 ($9,241 net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional cost in excess of net assets of companies acquired. As of June 30, 2004, approximately $1,000 of this accrual was required to address remaining contractual obligations.

2001 and prior Integrations

During 1999, the company acquired Richey Electronics, Inc. (“Richey”) and the electronics distribution group of Bell Industries, Inc. (“EDG”). As a result of these acquisitions, in 1999, the company recorded an integration charge of $24,560 ($16,480 net of related taxes or $.17 per share) to integrate Richey and EDG into the company. The amount recorded was associated with the closing of various office facilities and distribution and value-added centers, and certain other costs. As of June 30, 2004, approximately $2,700 of this accrual was required to address remaining real estate lease commitments.

The remaining integration accrual as of June 30, 2004, of approximately $8,900, relates to numerous acquisitions made prior to 2000, which individually are not significant and principally represent payments for remaining contractual obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total integration charges, comprised of the integrations discussed above, together with various previous acquisitions, are as follows at June 30, 2004:

	Personnel		Asset	IT
	Costs	Facilities	Write-down	and Other	Total
December 2000	$16,922	$38,988	$8,134	$19,290	$83,334
Additions (a)	4,789	(314)	1,217	10,009	15,701
Reversals (b)	—	(11,814)	—	(500)	(12,314)
Payments	(16,036)	(7,721)	(898)	(13,184)	(37,839)
Foreign currency translation	50	282	101	(378)	55
Non-cash usage	—	—	(6,132)	—	(6,132)

December 2001	5,725	19,421	2,422	15,237	42,805
Payments	(2,972)	(3,079)	(189)	(5,308)	(11,548)
Reversals	—	(7)	—	(407)	(414)
Foreign currency translation	259	(1,153)	(223)	1,108	(9)
Non-cash usage	—	(30)	(1,573)	(2,406)	(4,009)

December 2002	3,012	15,152	437	8,224	26,825
Additions (c)	10,211	—	—	8,196	18,407
Payments	(11,164)	(3,354)	—	(7,047)	(21,565)
Reversals (d)	(2,311)	(3,249)	—	—	(5,560)
Foreign currency translation	252	(429)	(59)	(327)	(563)
Non-cash usage	—	(424)	(89)	(356)	(869)

December 2003	—	7,696	289	8,690	16,675
Payments	—	(882)	—	(1,636)	(2,518)
Reclassification	—	—	108	(108)	—
Reversals	—	—	—	(1,402)	(1,402)
Foreign currency translation	—	(170)	—	—	(170)

June 2004	$—	$6,644	$397	$5,544	$12,585

(a)	Represents costs associated with the acquisition and integration of Wyle Electronics and Wyle Systems, the open computing alliance subsidiary of Merisel, Inc., and Jakob Hatteland.

(b)	Principally represents the reversal of charges to goodwill and operating income as a result of the re-negotiations of facilities related obligations.

(c)	Represents costs associated with the acquisition and integration of IED.

(d)	Represents the reversal of charges to goodwill resulting from changes in estimates.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration charges as of June 30, 2004 aggregate $31,627, of which $21,261 is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $3,768 will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent before the end of 2004.

-	The facilities accruals totaling $15,993 relate to terminated leases with expiration dates through 2010. Approximately $4,986 will be paid before the end of 2004. The minimum lease payments for these leases are approximately $6,024 in 2005, $2,495 in 2006, $1,019 in 2007, and $1,469 thereafter.

-	The customer termination accrual of $4,823 relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

utilized over several years.

-	Asset and inventory write-downs of $1,210 relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized before the end of 2004.

-	IT and other of $5,833 primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized before the end of 2005.

The company’s integration and restructuring programs principally impacted its electronic components operations.

Note I — Income per Share

The following table sets forth the calculation of income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004 (a)	2003 (b)	2004 (c)	2003 (d)
Net income, as reported	$66,859	$6,827	$96,384	$5,922
Adjustment for interest expense on convertible debentures, net of tax	2,536	—	5,906	—

Net income, as adjusted	$69,395	$6,827	$102,290	$5,922

Net income per share:
Basic	$.58	$.07	$.87	$.06

Diluted (e)	$.55	$.07	$.82	$.06

Weighted average shares outstanding – basic	114,917	100,127	110,764	100,036
Net effect of various dilutive stock-based compensation awards	1,889	853	1,775	708
Net effect of dilutive convertible debentures	9,892	—	11,659	—

Weighted average shares outstanding – diluted	126,698	100,980	124,198	100,744

(a)	Includes a net restructuring gain of $1,241 ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt of $7,051 ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively).

(b)	Includes a restructuring charge of $14,552 ($9,734 net of related taxes or $.10 per share) and a loss on prepayment of debt of $390 ($233 net of related taxes).

(c)	Includes net restructuring charges of $7,577 ($4,581 net of related taxes or $.04 per share) and a loss on prepayment of debt of $30,781 ($18,407 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively).

(d)	Includes restructuring charges of $21,242 ($14,407 net of related taxes or $.14 per share), an integration charge of $6,904 ($4,822 net of related taxes or $.05 per share), and a loss on prepayment of debt of $2,942 ($1,759 net of related taxes or $.02 per share).

(e)	The effect of options to purchase 2,495 and 4,600 shares for the three and six months ended June 30, 2004, respectively, were excluded from the calculation and the effect of options to purchase 8,446 and 9,167 shares for the three and six months ended June 30, 2003, respectively, were

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of diluted income per share as their effect is anti-dilutive. In addition, diluted income per share for the three and six months ended June 30, 2003 excludes the effect of 18,242 shares related to convertible debentures.

Note J — Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004 (a)	2003 (b)	2004 (c)	2003 (d)
Net income	$66,859	$6,827	$96,384	$5,922
Foreign currency translation adjustments (e)	42,022	105,426	(2,301)	102,404
Net unrealized gain on available-for-sale securities (f)	358	1,600	5,189	556
Unrealized loss on foreign exchange options	—	—	(691)	—

Comprehensive income	$109,239	$113,853	$98,581	$108,882

(a)	Includes a net restructuring gain of $1,241 ($1,914 net of related taxes)and a loss on prepayment of debt of $7,051 ($4,216 net of related taxes).

(b)	Includes a restructuring charge of $14,552 ($9,734 net of related taxes) and a loss on prepayment of debt of $390 ($233 net of related taxes).

(c)	Includes net restructuring charges of $7,577 ($4,581 net of related taxes) and a loss on prepayment of debt of $30,781 ($18,407 net of related taxes).

(d)	Includes restructuring charges of $21,242 ($14,407 net of related taxes), an integration charge of $6,904 ($4,822 net of related taxes), and a loss on prepayment of debt of $2,942 ($1,759 net of related taxes).

(e)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(f)	The net unrealized gain on available-for-sale securities has not been tax effected as the company has sufficient capital tax loss carryforwards to offset the gain.

Note K — Defined Benefit Plan

Retirement benefits for certain employees were provided under a defined benefit plan, the Wyle Electronics Retirement Plan (the “Wyle plan”). Benefits under this plan were frozen as of December 31, 2000. The following tables present the components of the net periodic pension cost for the Wyle plan:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Components of net periodic pension cost:
Interest cost	$1,354	$1,365	$2,708	$2,730
Expected return on plan assets	(1,548)	(1,333)	(3,096)	(2,666)
Amortization of unrecognized net loss	271	416	542	832

Net periodic pension cost	$77	$448	$154	$896

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L — Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its various stock-based compensation plans (“compensation plans”). If compensation expense for the company’s compensation plans had been determined utilizing the fair value method of accounting at the grant dates for awards under the compensation plans in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the company’s pro forma net income and basic and diluted net income per share would have been as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income, as reported	$66,859	$6,827	$96,384	$5,922
Less: Impact of stock-based employee compensation expense determined under fair value method, net of related taxes	(1,811)	(2,471)	(3,673)	(5,113)

Pro forma net income	$65,048	$4,356	$92,711	$809

Net income per share:
Basic-as reported	$.58	$.07	$.87	$.06

Basic-pro forma	$.57	$.04	$.84	$.01

Diluted-as reported	$.55	$.07	$.82	$.06

Diluted-pro forma	$.53	$.04	$.79	$.01

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

Pursuant to the consent decree among the company, Wyle Laboratories, Inc. (a former subsidiary of Wyle Electronics) and the California Department of Toxic Substance Control (the “DTSC”), as discussed at Note 15, in May 2004 a Removal Action Work Plan (the “Plan”) pertaining to the remediation of contaminated groundwater at certain previously-identified areas of the Norco site was accepted by the DTSC. The company currently estimates that the work under the Plan will cost approximately $6,000, of which approximately $2,400 has been spent to date. The complete scope of work under the consent decree, which includes the characterization of pollutants released at the site and the design and implementation of additional remedial actions in other areas in connection therewith, has not yet been finalized and the total associated costs have therefore not yet been determined.

As is also discussed more fully at Note 15, the company continues to believe that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites and any related litigation is covered by an indemnification (except, under the terms thereof, for 15% of the first $3,000 of all environmental claims in the aggregate, or $450).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note N — Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s North American Computer Products group together with UK Microtronica, ATD (in Iberia), Arrow Computer Products (in France), and Nordic Microtronica (for the three and six months ended June 30, 2003 only).

Revenues and operating income, by segment, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Revenues:
Electronic Components	$2,043,329	$1,574,148	$4,077,182	$3,064,439
Computer Products	706,907	548,991	1,348,512	1,038,805

Consolidated	$2,750,236	$2,123,139	$5,425,694	$4,103,244

Operating income:
Electronic Components	$119,882	$55,214	$230,322	$104,749
Computer Products	31,694	18,675	52,312	34,291
Corporate (a)	(23,643)	(33,034)	(56,938)	(63,410)

Consolidated	$127,933	$40,855	$225,696	$75,630

(a)	Includes net restructuring charges (gain) of $(1,241) and $7,577 for the three and six months ended June 30, 2004, respectively. Also included are restructuring charges of $14,552 and $21,242 for the three and six months ended June 30, 2003, respectively, and an integration charge of $6,904 for the six months ended June 30, 2003.

Total assets, by segment, are as follows:

	June 30,	December 31,
	2004	2003
Electronic Components	$4,065,101	$3,877,418
Computer Products	673,319	678,353
Corporate	617,906	777,217

Consolidated	$5,356,326	$5,332,988

Revenues, by geographic area, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Americas (b)	$1,635,160	$1,247,342	$3,176,559	$2,327,662
Europe	825,390	676,808	1,693,191	1,398,533
Asia/Pacific	289,686	198,989	555,944	377,049

Consolidated	$2,750,236	$2,123,139	$5,425,694	$4,103,244

(b)	Included in revenues for the Americas for the three months ended June 30, 2004 and 2003 is $1,545,355 and $1,159,578, respectively, and $2,982,973 and $2,168,837 for the six months ended June 30, 2004 and 2003, respectively, related to the United States.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by geographic area, are as follows:

	June 30,	December 31,
	2004	2003
Americas (c)	$2,671,466	$2,969,483
Europe	2,141,617	1,943,522
Asia/Pacific	543,243	419,983

Consolidated	$5,356,326	$5,332,988

(c)	Included in total assets for the Americas at June 30, 2004 and December 31, 2003 is $2,573,579 and $2,787,141, respectively, related to the United States.

Note O — Subsequent Event

On July 27, 2004, the company completed the acquisition of Disway AG (“Disway”), an electronic components distributor operating in Italy, Austria, and Switzerland. In 2003, Disway had sales of approximately $155,000. The final purchase price is subject to a full year audit. For financial reporting purposes, the acquisition will be accounted for as a purchase transaction. The results of operations of Disway will be included in the consolidated results of the company from the date of acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 29.5% in the second quarter of 2004 and 32.2% in the first six months of 2004, compared with the year-earlier periods, as a result of strong sales growth in the components businesses in North America, Europe, and Asia/Pacific, as well as continued growth in the company’s North American Computer Products group (“NACP”) businesses. The increase in sales, excluding the impact of the weaker U.S. dollar, was 27.3% for the second quarter of 2004 and 27.9% for the first six months of 2004. The growth in the North American Components (“NAC”) businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. The growth in the European components businesses is primarily due to improved customer order patterns. The growth in the Asia/Pacific components businesses is a result of the region’s strong growth coupled with the company’s increased focus in the region. The growth in NACP is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, and in part due to increases in its Enterprise Computing business.

Net income increased to $66.9 million in the second quarter of 2004 and $96.4 million in the first six months of 2004, compared with net income of $6.8 million and $5.9 million in the year-earlier periods. The increase in net income is due to the company’s ability to increase sales without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt. In addition, the following items impact the comparability of the company’s results:

Three Months Ended June 30, 2004 and 2003

•	a net restructuring gain of $1.2 million ($1.9 million net of related taxes) in 2004 and restructuring charges of $14.6 million ($9.7 million net of related taxes) in 2003; and

•	a loss on the prepayment of debt of $7.1 million ($4.2 million net of related taxes) in 2004 and $.4 million ($.2 million net of related taxes) in 2003.

Six Months Ended June 30, 2004 and 2003

•	net restructuring charges of $7.6 million ($4.6 million net of related taxes) in 2004 and $21.2 million ($14.4 million net of related taxes) in 2003;

•	an integration charge of $6.9 million ($4.8 million net of related taxes) in 2003 associated with the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc.; and

•	a loss on the prepayment of debt of $30.8 million ($18.4 million net of related taxes) in 2004 and $2.9 million ($1.8 million net of related taxes) in 2003.

Sales

Consolidated sales increased 29.5% for the second quarter of 2004 and 32.2% for the first six months of 2004, compared with the year-earlier periods. Sales in the Americas increased in the second quarter and first six months of 2004 by $387.8 million or 31.1% and $848.9 million or 36.5%, respectively, compared with the year-earlier periods as a result of organic growth in both the NAC and NACP businesses. The growth in the NAC businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. The growth in the NACP businesses is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, and in part due to increases in its Enterprise Computing business. European sales for the second quarter and first six months of 2004 increased by $148.6 million or 22.0% and $294.7 million or 21.1%, respectively, compared with the year-earlier periods primarily due to improved customer order patterns, as well as the impact of a weaker U.S. dollar on the translation of the company’s European financial statements offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003. Asia/Pacific sales for the second quarter and first six months of 2004 increased by $90.7 million or 45.6% and $178.9 million or 47.4%, respectively, compared with the year-earlier periods, as a result of improved market conditions as well as the company’s increased focus in this region. The consolidated increase in sales was impacted by the translation of the company’s international financial statements into U.S. dollars, which resulted in increased revenues of $37.1 million for the second quarter of 2004 and $138.1 million for the first six months of 2004, compared with the year-earlier periods, due to a weaker U.S. dollar. The increase in sales, excluding the impact of the weaker U.S. dollar, was 27.3% for the second quarter of 2004 and 27.9% for the first six months of 2004.

Sales of electronic components increased $469.2 million or 29.8% for the second quarter of 2004 and $1,012.7 million or 33.0% for the first six months of 2004, compared with the year-earlier periods. The factors impacting the overall increase in worldwide sales of electronic components include the aforementioned increased sales in North America, Europe, and the Asia/Pacific region.

Sales of computer products increased $157.9 million or 28.8% for the second quarter of 2004 and $309.7 million or 29.8% for the first six months of 2004, compared with the year-earlier periods. This increase is due in part to a change in the way revenue is recognized related to Hewlett-Packard Company (“HP”). During February 2004, HP modified its agreements with distributors transforming the relationship from that of an agent to that of a distributor. This modification, which required a change in the method of recognizing HP revenue, increased sales by an estimated $60.0 million and $79.4 million during the second quarter and first six months of 2004, respectively. Sales in the North American Enterprise Computing Solutions business increased by 41.0% and 42.5% in the second quarter and first six months of 2004, respectively, compared with the year-earlier periods. Excluding the aforementioned change related to HP, sales would have increased 25.9% in the second quarter of 2004 and 32.2% in the first six months of 2004. Sales in the computer products’ original equipment manufacturers (“OEM”) business increased by 20.0% and 24.3%, in the second quarter and first six months of 2004, respectively, compared with the year-earlier periods, though the OEM market continues to be impacted by reduced activity levels at large, complex telecommunications and networking companies. These increases were offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003.

Gross Profit

The company recorded gross profit of $451.0 million in the second quarter of 2004 and $874.3 million in the first six months of 2004, compared with gross profit of $355.1 million and $690.2 million in the year-earlier periods. The increase in gross profit is principally due to the increase in sales in the first and second quarters of 2004. The gross profit margin for the second quarter and first six months of 2004 decreased by 30 and 70 basis points, respectively, when compared with the year-earlier periods. This is the result of the lower margin Asia/Pacific and NACP businesses accounting for a larger part of our sales mix, as well as the margin pressures the company saw in the worldwide components businesses in the third quarter of 2003. Gross profit margins in the components business, serving the small to medium sized customers, has been relatively stable for the past several quarters.

Restructuring, Integration, and Other Charges

Restructuring

The company recorded a net restructuring gain of $1.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and restructuring charges of $14.6 million ($9.7 million net of related taxes or $.10 per share), for the second quarter of 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, the company recorded net restructuring charges of $7.6 million ($4.6 million net of related taxes or $.04 per share) and $21.2 million ($14.4 million net of related taxes or $.14 per share), respectively. These items are discussed in greater detail below.

2004 Restructuring

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15.0 million annually. The estimated restructuring charge associated with these actions totals approximately $4.5 million, of which $.9 million ($.6 million net of related taxes) was recorded in the second quarter of 2004 and $4.4 million ($2.8 million net of related taxes or $.03 per share) was recorded in the first six months of 2004. The company will record the balance of the restructuring charge over the next several quarters.

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 90 positions, or less than 1%, of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. Approximately 80% of this total charge is expected to be spent in cash, of which payments of $2.0 million were made during the first six months of 2004.

2003 Restructuring

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75.0 million. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43.4 million, of which $38.0 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The company recorded a net restructuring gain of $1.6 million ($2.1 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) in the second quarter of 2004 and net restructuring charges of $3.8 million ($2.2 million net of related taxes or $.01 per share) for the first six months of 2004. The net restructuring gain in the second quarter of 2004 is primarily a result of a $2.9 million gain on the sale of the company’s Brookhaven, New York logistics center offset, in part, by other restructuring related costs. The charges recorded in the second quarter and first six months of 2003 associated with these actions totaled $14.6 million ($9.7 million net of related taxes or $.10 per share) and $21.2 million ($14.4 million net of related taxes or $.14 per share), respectively, and relate primarily to personnel costs. The company will record the balance of the restructuring charge of approximately $2.0 million over the next several quarters.

2001 and prior Restructurings

Also included in the restructuring charges (gain) for the three and six months ended June 30, 2004 is a reversal of $.5 million ($.4 million net of related taxes) recorded against the mid-2001 restructuring accrual.

Integration

2003 Integration

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

For financial reporting purposes, the IED acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company in 2003 include IED’s performance from the date of acquisition.

In the first quarter of 2003, the company incurred integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share) relating primarily to severance costs for the company’s employees was expensed and $11.5 million ($9.2 million net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional cost in excess of net assets of companies acquired. As of June 30, 2004, approximately $1.0 million of this accrual was required to address remaining contractual obligations.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration charges as of June 30, 2004 aggregate $31.6 million, of which $21.3 million is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $3.8 million will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent before the end of 2004.

-	The facilities accruals totaling $16.0 million relate to terminated leases with expiration dates through 2010. Approximately $5.0 million will be paid before the end of 2004. The minimum lease payments for these leases are approximately $6.0 million in 2005, $2.5 million in 2006, $1.0 million in 2007, and $1.5 million thereafter.

-	The customer termination accrual of $4.8 million relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset and inventory write-downs of $1.2 million relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized before the end of 2004.

-	IT and other of $5.8 million primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized before the end of 2005.

Loss on Prepayment of Debt

During the second quarter of 2004, the company repurchased, through a series of transactions, $141.7 million accreted value of its zero coupon convertible debentures (“convertible debentures”) due in 2021, which could have been initially put to the company in February 2006. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $7.1 million ($4.2 million net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $7.7 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91.9 million accreted value of its convertible debentures due in 2021, which could have been initially put to the company in February 2006. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4.8 million ($2.9 million net of related taxes or $.03 per share) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, interest expense will be reduced by approximately $5.4 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $20.3 million from the dates of repurchase and/or redemption through the 2005 maturity date, based on interest rates in effect at the time of the repurchases.

During the second quarter and first six months of 2003, the company repurchased 8.2% senior notes with a principal amount of $14.6 million and $84.8 million, respectively, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $.4 million ($.2 million net of related taxes) and $2.9 million ($1.8 million net of related taxes or $.02 per share) for the second quarter and first six months of 2003, respectively, and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the date of the repurchase through the 2003 maturity date.

Operating Income

The company recorded operating income of $127.9 million in the second quarter of 2004 and $225.7 million in the first six months of 2004, compared with operating income of $40.9 million and $75.6 million in the year-earlier periods. The increase in operating income of $87.1 million for the second quarter of 2004 and $150.1 million for the first six months of 2004, compared with the year-earlier periods, is principally a result of increased sales in both the second quarter and first six months of 2004, the cost savings realized from the 2004 and 2003 restructurings, and the impact of the restructuring charges and gains.

Operating expenses increased $8.9 million in the second quarter of 2004 and $34.0 million in the first six months of 2004, compared with the year-earlier periods. The increase is principally due to higher variable expenses as a result of the increase in sales, and the aforementioned restructuring charges offset, in part, by the company’s ability to better size its structure to meet the needs of its business.

Interest Expense

Net interest expense of $24.5 million in the second quarter of 2004 and $55.2 million in the first six months of 2004 decreased from $31.9 million and $65.2 million in the year-earlier periods primarily as a result of lower debt balances. The company has taken advantage of its strong liquidity to reduce its debt level by more than $800 million since June 2003.

Income Taxes

The company recorded an income tax provision of $30.0 million and $44.1 million on income before income taxes and minority interest of $97.3 million and $141.0 million for the second quarter and first six months of 2004, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $2.7 million on income before income taxes and minority interest of $9.7 million and $2.7 million on income before income taxes and minority interest of $8.9 million. The income taxes recorded for the second quarter and first six months of 2004 are impacted by the aforementioned restructuring charge (gain) and loss on prepayment of debt. The income taxes recorded for the second quarter and first six months of 2003 were impacted by the restructuring charge, integration charge, and loss on prepayment of debt. The company’s income tax provision and effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income

The company recorded net income of $66.9 million in the second quarter of 2004 and $96.4 million in the first six months of 2004, compared with net income of $6.8 million and $5.9 million in the year-earlier periods. Included in the results for the second quarter and first six months of 2004 are the previously discussed restructuring gain of $1.9 million (net of related taxes) and restructuring charges of $4.6 million (net of related taxes), respectively, as well as a loss on prepayment of debt of $4.2 million (net of related taxes) and $18.4 million (net of related taxes), respectively. Included in the results for the second quarter and first six months of 2003 are the previously discussed restructuring charges of $9.7 million (net of related taxes) and $14.4 million (net of related taxes), respectively, and a loss on prepayment of debt of $.2 million (net of related taxes) and $1.8 million (net of related taxes), respectively. Also included for the first six months of 2003 is an integration charge of $4.8 million (net of related taxes).

Liquidity and Capital Resources

The net amount of cash utilized in the company’s operating activities during the first six months of 2004 was $159.8 million, principally from higher working capital requirements due to increased sales and selective investments in inventory to support initiatives to accelerate the growth in revenues offset, in part, by earnings from operations and adjustments for non-cash items, primarily depreciation and amortization, as well as the accretion of discounts. The net amount of cash used for investing activities during the first six months of 2004 was $7.2 million, including $12.2 million for consideration paid for the final portion of the acquisition of IED and $11.7 million for various capital expenditures offset, in part, by proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million from the sale of the Brookhaven, New York logistics center. The net amount of cash used for financing activities during the first six months of 2004 was $186.9 million, primarily reflecting $268.4 million used to repay senior notes and $241.8 million used to repurchase convertible debentures, offset, in part, by the net proceeds of approximately $313.0 million from the February 2004 equity offering.

At June 30, 2004, cash and short-term investments decreased to $261.9 million from $612.4 million at December 31, 2003 as a result of cash used for operating activities, investing activities, and financing activities of $159.8 million, $7.2 million, and $186.9 million, respectively, partially offset by the effect of exchange rate changes on cash of $3.4 million.

The net amount of cash provided by the company’s operating activities during the first six months of 2003 was $26.4 million, principally a result of an income tax refund of $89.3 million offset, in part, by higher working capital requirements. The net amount of cash used for investing activities during the first six months of 2003 was $240.5 million, including $228.1 million for consideration paid for acquired businesses and $13.6 million for various capital expenditures. The net amount of cash provided by financing activities during the first six months of 2003 was $229.7 million, primarily reflecting the net proceeds of $346.3 million from the June 2003 senior note offering offset, in part, by the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term borrowings and long-term debt.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 65.9% and 58.1% at June 30, 2004 and December 31, 2003, respectively.

One of the characteristics of the company’s business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company’s need for financing may increase. In the periods in which revenues decline, investments in accounts receivable and inventories generally decrease, and cash is generated. At June 30, 2004, working capital, defined as accounts receivable and inventories net of payables, increased by $333.4 million or 17.7%, compared with December 31, 2003, as a result of increased sales.

Net cash used for operating activities increased by $186.2 million for the six months ended June 30, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset, in part, by earnings from operations and adjustments for non-cash items.

Cash Flows from Investing Activities

During the second quarter of 2004, the company received proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million on the sale of its Brookhaven, New York logistics center.

In February 2003, the company acquired substantially all the assets of the IED business. The net cost of this acquisition was $238.1 million, of which $12.2 million was paid during the first quarter of 2004.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made during the first six months of 2004. During the first six months of 2003, the company made such payments in the amount of $2.1 million, which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Arrow Components (NZ) Limited to 100%. If the put or call options on outstanding agreements were exercised at June 30, 2004, such payments would be approximately $9.0 million ($6.0 million at December 31, 2003). As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Capital expenditures decreased by $1.9 million, or 13.9%, during the first six months in 2004 when compared with the first six months in 2003 as a result of the company’s continued cost containment actions, including the consolidation of facilities.

On July 27, 2004, the company completed the acquisition of Disway AG (“Disway”), an electronic components distributor operating in Italy, Austria, and Switzerland. In 2003, Disway had sales of approximately $155.0 million. The final purchase price is subject to a full year audit.

Cash Flows from Financing Activities

In light of lower returns available for short-term highly liquid investments, the company repurchased debt prior to maturity.

Total debt decreased to $1.55 billion at June 30, 2004 from $2.03 billion at December 31, 2003, principally due to the redemption of the company’s 8.7% senior notes and repurchase of convertible debentures noted below.

During the first six months of 2004, the company repurchased for $241.8 million, through a series of transactions, $233.6 million accreted value of its convertible debentures due in 2021, which could have been initially put to the company in February 2006. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $11.9 million ($7.1 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively) and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $13.1 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of approximately $313.0 million. The proceeds were used to redeem the company’s outstanding 8.7% senior notes due in October 2005 (principal amount of $208.5 million) as described below and for the aforementioned repurchase of the company’s outstanding convertible debentures due in 2021. Until the redemption of the 8.7% senior notes, the net proceeds were maintained as cash and short-term investments.

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company, as noted, redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively)

and is recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense will be reduced by approximately $20.3 million from the dates of repurchase and/or redemption through the 2005 maturity date, based on interest rates in effect at the time of the repurchases.

The company has a $550.0 million asset securitization program (the “program”) that in February 2004 was amended primarily to conform certain financial covenants to the existing $450.0 million revolving credit facility. At June 30, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The company pays the banks a facility fee of .3% per annum.

At June 30, 2004 and December 31, 2003, the company had no outstanding borrowings under its $450.0 million revolving credit facility. The company pays the banks a facility fee of .25% per annum.

In June 2003, the company completed the sale of $350.0 million principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346.3 million were used to repay the company’s 8.2% senior notes, which matured in October 2003 and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted the third quarter loss by $4.7 million ($2.9 million net of related taxes).

During the second quarter and first six months of 2003, the company repurchased 8.2% senior notes with a principal amount of $14.6 million and $84.8 million, respectively, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $.4 million ($.2 million net of related taxes) and $2.9 million ($1.8 million net of related taxes or $.02 per share) for the second quarter and first six months of 2003, respectively, and was recognized as a loss on prepayment of debt in the company’s consolidated statement of operations. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the date of the repurchase through the 2003 maturity date.

Restructuring and Integration Activities

Based on the aforementioned restructuring and integration charges, at June 30, 2004, the company has a remaining accrual of $31.6 million, of which $21.3 million is expected to be spent in cash. The expected cash payments are approximately $10.2 million in 2004, $6.1 million in 2005, $2.5 million in 2006, $1.0 million in 2007, and $1.5 million thereafter.

Impact of Governmental Regulation

The company’s worldwide operations are subject to local laws and regulations. Of particular note at this time are two European Union (“EU”) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of EU member countries has not yet been drafted or proposed, and the implementing details not yet known, it appears the company will not be able to sell non-RoHS compliant product to most customers who intend to sell their finished goods into the EU after the effective date.

The second directive is the Waste Electrical and Electronic Equipment Directive, effective August 13, 2005, under which a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.

Both directives will effect the worldwide electronics, and electronics components, industries as a whole and collaborative efforts among suppliers, distributors and customers to develop compliant processes have begun. Pending those developments and the enactment of enabling legislation it is not possible to estimate the cost of compliance, if any, on the company.

Contractual Obligations

The company has contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, projected pension contributions and certain other long-term liabilities that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes outside the ordinary course of the company’s business since December 31, 2003 with the exception of the repurchase and/or redemption of all the company’s 8.7% senior notes due in October 2005 and a portion of the convertible debentures due in 2021, which could have been initially put to the company in February 2006.

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

The company believes there have been no significant changes, during the six months ended June 30, 2004, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 in the company’s Annual Report on Form 10-K.

Impact of Recently Issued Accounting Standards

See Note B in the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements including the anticipated dates of adoption and effects on results of operations and financial condition.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to certain risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing, customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, the effects of additional actions taken to lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company’s policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into forward exchange contracts for trading purposes. The risk of loss on a forward exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at June 30, 2004 and December 31, 2003 was $226.6 million and $222.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at June 30, 2004 and December 31, 2003. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. Had the various average foreign currency exchange rates remained the same during the first six months of 2004 as compared with the average rates for the first six months of 2003, sales and operating income would have been approximately $138.1 million and $1.6 million lower, respectively, than the reported results for the first six months of 2004. Sales and operating income would have fluctuated by approximately $138.7 million and $9.5 million, respectively, if average foreign exchange rates changed by 10% in the first six months of 2004. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

Interest Rate Risk

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. The company uses interest rate swaps to manage its targeted mix of fixed and floating rate debt. This reduction in floating rate debt was offset, in part, by the impact of the aforementioned swaps. As a result, at June 30, 2004, approximately 66% of the company’s debt was subject to fixed rates, and 34% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first six months of 2004. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4.	Controls and Procedures.

The company’s chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2004. Based on such evaluation, they have concluded that, as of June 30, 2004, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to a Vote of Security Holders.

(a)	The company’s Annual Meeting of Shareholders was held on May 27, 2004 (the “Annual Meeting”).

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:

(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld

Daniel W. Duval	95,657,280	8,318,649
John N. Hanson	101,894,785	2,081,144
Roger King	102,848,109	1,127,820
Karen Gordon Mills	101,731,423	2,244,506
William E. Mitchell	101,963,634	2,012,295
Stephen C. Patrick	101,905,978	2,069,951
Barry W. Perry	102,863,641	1,112,288
Richard S. Rosenbloom	100,280,286	3,695,643
John C. Waddell	84,838,506	19,137,423

(ii)	The proposal to adopt the company’s 2004 Omnibus Incentive Plan was voted upon as follows: 84,217,847 shares in favor; 8,270,415 shares against; 1,898,651 shares abstaining; and 9,589,016 broker non-votes.

(iii)	The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 99,675,249 shares in favor; 4,258,410 shares against; and 42,270 shares abstaining.

Item 6.	Exhibits and Reports on Form 8-K.

(a)	Exhibits

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The company filed or furnished the following Current Reports on Form 8-K during the second quarter ended June 30, 2004:

April 22, 2004:

Press Release announcing the company’s first quarter 2004 results.

May 24, 2004:

Press Release announcing that the company signed a definitive agreement under which it will acquire all of the issued share capital of Disway AG.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: August 3, 2004	By:	/s/ Paul J. Reilly
Paul J. Reilly
Vice President and Chief Financial Officer