Form 10-Q
period 2004-09-30
ARROW ELECTRONICS INC
filed 2004-11-05
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Registrant’s telephone number,
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

     Common stock, $1 par value: 115,859,013 shares outstanding at November 2, 2004.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales	$2,668,701	$2,095,245	$8,094,395	$6,198,489

Costs and expenses:
Cost of products sold	2,248,538	1,751,680	6,799,978	5,164,764
Selling, general and administrative expenses	301,315	271,767	907,271	823,194
Depreciation and amortization	13,070	15,512	48,095	50,469
Acquisition indemnification charge (credit)	(9,676)	13,002	(9,676)	13,002
Restructuring charges	407	9,100	7,984	30,342
Integration charge	—	—	—	6,904

	2,553,654	2,061,061	7,753,652	6,088,675

Operating income	115,047	34,184	340,743	109,814
Equity in earnings of affiliated companies	1,566	1,751	2,912	3,136
Loss on prepayment of debt	911	3,292	31,692	6,234
Loss on investment	1,318	—	1,318	—
Interest expense, net	24,350	36,202	79,563	101,367

Income (loss) before income taxes and minority interest	90,034	(3,559)	231,082	5,349
Provision for income taxes	26,392	2,888	70,474	5,586

Income (loss) before minority interest	63,642	(6,447)	160,608	(237)
Minority interest	245	(213)	827	75

Net income (loss)	$63,397	$(6,234)	$159,781	$(312)

Net income (loss) per share:
Basic	$.55	$(.06)	$1.42	$—

Diluted	$.52	$(.06)	$1.36	$—

Average number of shares outstanding:
Basic	115,175	100,142	112,217	100,073
Diluted	124,862	100,142	124,500	100,073

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2004	2003
	(Unaudited)
ASSETS
Current assets:
Cash and short-term investments	$237,558	$612,404
Accounts receivable, net	1,970,624	1,770,690
Inventories	1,551,633	1,327,523
Prepaid expenses and other assets	60,126	59,030

Total current assets	3,819,941	3,769,647

Property, plant and equipment at cost:
Land	40,142	43,676
Buildings and improvements	185,730	197,142
Machinery and equipment	412,845	413,861

	638,717	654,679
Less: accumulated depreciation and amortization	(381,207)	(366,550)

Property, plant and equipment, net	257,510	288,129

Investments in affiliated companies	39,523	36,738
Cost in excess of net assets of companies acquired	945,182	923,256
Other assets	271,116	315,218

Total assets	$5,333,272	$5,332,988

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,201,462	$1,211,724
Accrued expenses	414,323	414,551
Short-term borrowings	18,961	14,349

Total current liabilities	1,634,746	1,640,624
Long-term debt	1,529,585	2,016,627
Other liabilities	159,652	170,406
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2004 and 2003
Issued – 117,679 and 103,878 shares in 2004 and 2003, respectively	117,679	103,878
Capital in excess of par value	800,395	503,320
Retained earnings	1,098,083	938,302
Foreign currency translation adjustment	74,792	67,046

	2,090,949	1,612,546
Less: Treasury stock (2,061 and 2,798 shares in 2004 and 2003, respectively), at cost	(55,119)	(74,816)
Unamortized employee stock awards	(3,735)	(8,074)
Other	(22,806)	(24,325)

Total shareholders’ equity	2,009,289	1,505,331

Total liabilities and shareholders’ equity	$5,333,272	$5,332,988

See accompanying notes.

ARROW ELECTRONICS, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$159,781	$(312)

Adjustments to reconcile net income (loss) to net cash provided by (used for) operations:
Minority interest	828	75
Depreciation and amortization	51,962	54,438
Accretion of discount on zero coupon convertible debentures	13,459	21,760
Equity in earnings of affiliated companies	(2,912)	(3,136)
Deferred income taxes	2,060	(5,949)
Acquisition indemnification charge (credit), net	(9,676)	13,002
Restructuring charges, net of taxes	4,756	20,732
Integration charge, net of taxes	—	4,822
Loss on prepayment of debt, net of taxes	18,952	3,728
Loss on investment, net	1,318	—
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(146,519)	(33,943)
Inventories	(197,096)	52,809
Prepaid expenses and other assets	(492)	3,157
Accounts payable	(32,498)	(41,103)
Accrued expenses	5,636	44,900
Other	22,531	4,983

Net cash provided by (used for) operating activities	(107,910)	139,963

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(16,701)	(21,755)
Proceeds from sale of property, plant and equipment	8,616	—
Cash consideration paid for acquired businesses	(34,725)	(231,288)
Proceeds from sale of discontinued operations	—	1,025
Investments	(140)	763
Proceeds from note receivable	8,333	—

Net cash used for investing activities	(34,617)	(251,255)

Cash flows from financing activities:
Change in short-term borrowings	(29,831)	(25,208)
Change in credit facilities	(1,904)	(13)
Change in long-term debt	—	(1,014)
Repurchase of senior notes	(268,399)	(90,197)
Repurchase of zero coupon convertible debentures	(262,168)	(154,355)
Proceeds from senior note offering	—	346,286
Proceeds from common stock offering	312,789	—
Proceeds from exercise of stock options	13,900	243

Net cash provided by (used for) financing activities	(235,613)	75,742

Effect of exchange rate changes on cash	3,294	19,406

Net decrease in cash and short-term investments	(374,846)	(16,144)
Cash and short-term investments at beginning of period	612,404	694,092

Cash and short-term investments at end of period	$237,558	$677,948

Supplemental disclosures of cash flow information:
Cash paid (refunded) during the period for:
Income taxes, net	$25,986	$(62,515)
Interest, net	89,203	67,822

See accompanying notes.

ARROW ELECTRONICS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note A — Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company”) were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. The results of operations for the interim periods are not necessarily indicative of results for the full year.

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

Note B — Impact of Recently Issued Accounting Standards

Financial Accounting Standards Statement No. 132 (revised 2003), “Employers’ Disclosures about Pensions and Other Postretirement Benefits” (“Statement No. 132R”), effective on January 1, 2004, revises employers’ disclosures about pension plans and other postretirement benefit plans and requires additional disclosures in annual financial statements about the types of plan assets, investment strategy, measurement dates, plan obligations, cash flows, and components of net periodic benefit cost of defined benefit pension plans and other postretirement benefit plans. Statement No. 132R also requires interim disclosure of the elements of net periodic benefit cost and, if significantly different from amounts previously disclosed, the total amount of contributions paid or expected to be paid during the current fiscal year. The company adopted the disclosure provisions of Statement No. 132R in the first quarter of 2004.

Note C — Acquisitions

On July 27, 2004, the company completed the previously announced acquisition of Disway AG (“Disway”), an electronic components distributor in Italy, Germany, Austria, and Switzerland. In 2003, Disway had sales of approximately $155,000. The final purchase price is subject to a full year audit. For financial reporting purposes, the Disway acquisition has been accounted for as a purchase transaction. Accordingly, Disway’s results of operations have been included in the consolidated results of the company as of the date of acquisition.

In February 2003, the company acquired substantially all of the assets of the Industrial Electronics Division (“IED”) of Agilysys, Inc. IED was an electronics distributor serving industrial original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The net consideration paid for this acquisition was $238,132 including $12,179 paid during the first quarter of 2004.

For financial reporting purposes, the IED acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company include IED’s performance from the date of acquisition. The consolidated results of the company for the three months ended September 30, 2004 and 2003 fully reflect IED’s financial results. The company’s unaudited summary of operations for the nine months ended September 30, 2004 and 2003,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

as though the acquisition of the IED business had occurred on January 1, 2003, is as follows (shares in thousands):

	For the Nine
	Months Ended
	September 30,
	2004	2003 (a)
Sales	$8,094,395	$6,294,489
Net income	159,781	2,765

Net income per basic share	$1.42	$.03
Net income per diluted share	1.36	.03

Average number of shares outstanding:
Basic	112,217	100,073
Diluted	124,500	100,814

(a) Amounts have been prepared on a pro forma basis.

The unaudited summary of operations does not purport to be indicative of the results which would have been obtained if the acquisition had been made at the beginning of 2003 or of those results which may be obtained in the future. The unaudited summary of operations for the nine months ended September 30, 2004 reflects cost savings the company has achieved from the IED acquisition, as well as the reduction of sales resulting from the combination.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. During the first nine months of 2004, the company made a payment in the amount of $805, which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Dicopel US and Dicopel SA (collectively, “Dicopel”) from 70% to 80%. During the first nine months of 2003, the company made such payments in the amount of $2,099, which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Arrow Components (NZ) Limited to 100%; $477 to increase its ownership interest in Dicopel from 60% to 70%; and $2,800 to increase its ownership interest in Components Agent (Cayman) Limited to 100%. If the put or call options on outstanding agreements were exercised at September 30, 2004, such payments would be approximately $9,000 ($6,000 at December 31, 2003), which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Note D — Investments

The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments in affiliated companies are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The investments in affiliated companies are as follows:

	September 30,	December 31,
	2004	2003
Marubun/Arrow	$17,725	$15,364
Altech Industries	21,798	21,374

	$39,523	$36,738

The equity in earnings of affiliated companies are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Marubun/Arrow	$1,361	$1,166	$2,998	$2,765
Altech Industries	205	585	(86)	371

	$1,566	$1,751	$2,912	$3,136

Under the terms of the joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At September 30, 2004 and December 31, 2003, the company’s pro-rata share of this debt was $8,500 and $7,290, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

During the third quarter of 2004, the company determined that an other-than-temporary impairment occurred related to an investment and accordingly, a loss on the investment of $1,318 ($.01 per share) is recognized.

The company has a 5% interest in World Peace Industrial Co., Ltd. and an 8.4% interest in Marubun Corporation. These investments are accounted for as available-for-sale securities using the fair value method as follows:

	September 30,	December 31,
	2004	2003
Cost basis	$33,863	$33,863
Net unrealized holding losses	(5,110)	(7,241)

Fair value	$28,753	$26,622

The fair value of these investments are included in “Other assets” and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

At September 30, 2004, the cost of the company’s investment in Marubun Corporation, a Japanese company, was $23,065, the unrealized holding loss was $6,991 and the fair value was $16,074. Since December 31, 2003, the fair value of the company’s investment has increased by $3,078. Although the fair value of the Marubun Corporation investment has been below the cost basis for more than 18 months, the company has concluded that an other-than-temporary decline has not occurred based upon its assessment of the following factors:

–	broad worldwide and Japan specific economic factors,

–	publicly available forecasts for sales and earnings growth for the industry and Marubun Corporation,

–	the cyclical nature of the technology industry, and

–	recent financial performance of Marubun Corporation.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

While Marubun Corporation experienced the effects of the same worldwide technology cyclical downturn as the rest of the electronics distribution industry, it experienced period over period growth in sales for the quarter ended June 30, 2004, which is the most recently available public financial information. Marubun Corporation also remained profitable for the quarter ended June 30, 2004 and reported a strong balance sheet at June 30, 2004. Its stock value has fluctuated over the last twelve months, with an increase of 13.2% compared with the stock value at September 30, 2003. The company’s intent and ability is to retain this investment over a period of time sufficient to allow for recovery in market value. The company could potentially record an impairment charge in future periods if, among other factors, Marubun Corporation’s future earnings differ from currently available public forecasts. Such an impairment charge would have been $6,991 ($.06 per share) for the three and nine months ended September 30, 2004.

Note E — Accounts Receivable

The company has a $550,000 asset securitization program (the “program”). At September 30, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

Accounts receivable consists of the following:

	September 30,	December 31,
	2004	2003
Accounts receivable	$2,013,796	$1,817,769
Allowance for doubtful accounts	(43,172)	(47,079)

Accounts receivable, net	$1,970,624	$1,770,690

Note F — Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired related to the company’s electronic components business segment is as follows:

December 31, 2003	$923,256
Acquisitions	26,983
Other (principally foreign currency translation)	(5,057)

September 30, 2004	$945,182

All existing and future costs in excess of net assets of companies acquired will be subject to an annual impairment test on the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any other intangible assets subject to valuation under Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”.

Note G — Debt

The company recorded a loss on prepayment of debt of $911 ($545 net of related taxes or $.01 per share) and $3,292 ($1,969 net of related taxes or $.02 per share), for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the company recorded a loss on prepayment of debt of $31,692 ($18,952 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively) and $6,234 ($3,728 net of related taxes or $.04 per share), respectively. These items are discussed in greater detail below.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the third quarter of 2004, the company repurchased $19,841 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $911 ($545 net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense will be reduced by approximately $930 from the date of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchase.

During the first nine months of 2004, the company repurchased, through a series of transactions, $253,422 accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $12,771 ($7,637 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively). Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $34,330 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of $312,789. The proceeds were used to redeem $208,500 of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91,873 accreted value).

During the third quarter of 2003, the company repurchased, through a series of transactions, $154,891 accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3,292 ($1,969 net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $4,600 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

During the first nine months of 2003 through a series of transactions, along with the aforementioned repurchase of convertible debentures in the third quarter of 2003, the company repurchased, prior to maturity, 8.2% senior notes with a principal amount of $84,820, which matured in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,942 ($1,759 net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $3,300 from the dates of the repurchases through the 2003 maturity date.

In June 2003, the company completed the sale of $350,000 principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346,286 were used to repay the aforementioned 8.2% senior notes and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted the third quarter loss by $4,700 ($2,900 net of related taxes).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At September 30, 2004 and December 31, 2003, the company had no outstanding borrowings under its $450,000 revolving credit facility.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.53% and 3.80% at September 30, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and at September 30, 2004 had a fair value of $11,848.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.81% and 5.20% at September 30, 2004 and December 31, 2003, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and at September 30, 2004 and December 31, 2003 had fair values of $147 and $1,649, respectively.

In August 2002, the company entered into a series of interest rate swaps (the “2002 swaps”), with an aggregate notional amount of $250,000, in order to manage the company’s targeted mix of fixed and floating rate debt. During the first quarter of 2004, the company, in conjunction with the aggregate repurchase and/or redemption of the outstanding $250,000 principal amount of its 8.7% senior notes, terminated the 2002 swaps and recognized a gain of $7,424. This gain was reported as a component of the aforementioned loss on prepayment of debt of $18,921.

Interest expense, net, includes interest income of $1,435 and $2,869 for the three months ended September 30, 2004 and 2003, respectively, and $6,365 and $7,542 for the nine months ended September 30, 2004 and 2003, respectively.

Note H — Restructuring, Integration, and Other Charges

Restructuring

The company recorded restructuring charges of $407 ($175 net of related taxes) and $9,100 ($6,325 net of related taxes or $.06 per share), for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the company recorded restructuring charges of $7,984 ($4,756 net of related taxes or $.05 and $.04 per share on a basic and diluted basis, respectively) and $30,342 ($20,732 net of related taxes or $.21 per share), respectively. These items are discussed in greater detail below.

2004 Restructuring

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15,000 annually. The estimated restructuring charge associated with these actions totals approximately $4,500, of which $4,368 ($2,786 net of related taxes or $.03 per share) was recorded in the first nine months of 2004. The company will record the balance of the restructuring charge over the next several quarters.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 90 positions, or less than 1%, of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. Approximately 80% of this total charge is expected to be spent in cash. As of September 30, 2004, after cash payments of $2,878 and non-cash usage of $310, the balance of the accrual is $1,180.

2003 Restructuring

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75,000. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43,357, of which $37,965 ($27,144 net of related taxes or $.27 per share) was recorded in 2003. The company recorded a restructuring charge of $618 ($343 net of related taxes) in the third quarter of 2004 and restructuring charges of $4,369 ($2,572 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) for the first nine months of 2004. The charges recorded in the third quarter and first nine months of 2003 associated with these actions totaled $9,100 ($6,325 net of related taxes or $.06 per share) and $30,342 ($20,732 net of related taxes or $.21 per share), respectively, and relate primarily to personnel costs. The company will record the balance of the restructuring charge of approximately $1,000 over the next several quarters.

The 2003 restructuring charges are comprised of the following at September 30, 2004:

	Personnel		Asset	IT
	Costs	Facilities	Write-Down	and Other	Total
December 2002	$—	$—	$—	$—	$—
Additions (a)	26,837	6,015	3,088	2,025	37,965
Payments	(23,598)	(1,275)	—	(534)	(25,407)
Foreign currency translation	(543)	15	(14)	(8)	(550)
Non-cash usage	—	—	(2,606)	(115)	(2,721)

December 2003	2,696	4,755	468	1,368	9,287
Additions (b) (c)	3,755	(897)	1,221	290	4,369
Payments (d)	(5,206)	(527)	—	(1,029)	(6,762)
Foreign currency translation	(132)	18	—	—	(114)
Non-cash usage	—	—	(1,021)	(358)	(1,379)

September 2004	$1,113	$3,349	$668	$271	$5,401

(a)	Personnel costs represent the elimination of approximately 930 positions in the first nine months of 2003 (1,085 positions for the full year 2003).

(b)	Personnel costs represent the elimination of approximately 170 positions in the first nine months of 2004.

(c)	Facilities include the $2,914 gain on the sale of the company’s Brookhaven, New York logistics center during the second quarter of 2004.

(d)	Facilities include $2,914 which is the cash received in excess of the related net assets on the sale of the company’s Brookhaven, New York logistics center.

2001 and prior Restructurings

In mid 2001, the company took a number of significant steps related to cost containment and cost reduction actions, to mitigate, in part, the impact of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

significantly reduced sales. As a result, the company recorded restructuring charges and other charges of $227,622 ($145,079 net of related taxes or $1.47 per share) in 2001. These charges included costs associated with headcount reductions, the consolidation or closing of facilities, valuation adjustments to inventory and Internet investments, the termination of certain customer engagements, and various other miscellaneous items. The company recorded a charge of $174,622, in addition to prior real estate commitments of $2,052. Also included in the 2001 charge was a non-cash charge of $53,000 to fully write-down various Internet investments to their realizable values.

The company recorded a reversal of $211 ($168 net of related taxes), which is included in restructuring charges, in the third quarter of 2004. As of September 30, 2004, cash payments of $28,192, non-cash usage of $190,879, and a reversal of $753 ($602 net of related taxes) which is included in restructuring charges for the nine months ended September 30, 2004, were recorded against the accrual.

As of September 30, 2004 and December 31, 2003, the company had $9,850 and $11,795, respectively, of unused accruals of which $5,214 and $6,406, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $4,612 and $5,365, at September 30, 2004 and December 31, 2003, respectively, relate to the termination of certain customer programs. The company also had $24 of remaining accruals, for both periods presented, primarily related to IT systems no longer being used.

Integration

In the first quarter of 2003, the company incurred integration costs of $18,407 ($14,063 net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6,904 ($4,822 net of related taxes or $.05 per share) relating primarily to severance costs for the company’s employees was expensed and $11,503 ($9,241 net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional cost in excess of net assets of companies acquired. As of September 30, 2004, approximately $800 of this accrual was required to address remaining contractual obligations.

The remaining integration accrual as of September 30, 2004, of approximately $11,400 relates to numerous acquisitions made prior to 2000, which individually are not significant and principally represent payments for remaining contractual obligations.

Total integration charges are as follows at September 30, 2004:

	Personnel		Asset	IT
	Costs	Facilities	Write-down	and Other	Total
December 2002 (a)	$3,012	$15,152	$437	$8,224	$26,825
Additions (b)	10,211	—	—	8,196	18,407
Payments	(11,164)	(3,354)	—	(7,047)	(21,565)
Reversals (c)	(2,311)	(3,249)	—	—	(5,560)
Foreign currency translation	252	(429)	(59)	(327)	(563)
Non-cash usage	—	(424)	(89)	(356)	(869)

December 2003	—	7,696	289	8,690	16,675
Payments	—	(1,102)	—	(1,664)	(2,766)
Reclassification	—	—	108	(108)	—
Reversals (c)	—	—	—	(1,288)	(1,288)
Foreign currency translation	—	(185)	—	(248)	(433)

September 2004	$—	$6,409	$397	$5,382	$12,188

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)	Relates to various acquisitions made prior to 2002.

(b)	Represents costs associated with the acquisition and integration of IED.

(c)	Principally represents the reversal of charges to goodwill resulting from changes in estimates.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration charges as of September 30, 2004 aggregate $28,619, of which $18,554 is expected to be spent in cash, and will be utilized as follows:

–	The personnel costs accruals of $2,293 will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent by the end of 2004.

–	The facilities accruals totaling $14,972 relate to terminated leases with expiration dates through 2010. Approximately $2,187 will be paid by the end of 2004. The minimum lease payments for these leases are approximately $7,190 in 2005, $3,155 in 2006, $1,149 in 2007, and $1,291 thereafter.

–	The customer termination accrual of $4,612 relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

–	Asset and inventory write-downs of $1,065 relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2004.

–	IT and other of $5,677 primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized by the end of 2005.

The company’s restructuring and integration programs principally impacted its electronic components business segment.

Acquisition Indemnification

In the third quarter of 2003, the company recognized an acquisition indemnification charge of €11,327 ($13,002 or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec Europe SA (“Tekelec”), a French subsidiary of the company. The alleged activities occurred prior to the company’s purchase of Tekelec from Tekelec Airtronic SA (“Airtronic”) in 2000. As announced on August 13, 2004, an agreement (the “settlement agreement”) was reached with the French tax authorities pursuant to which Tekelec will pay €3,429 ($4,257 at the exchange rate prevailing at the end of the third quarter of 2004) in full settlement of this claim. Under the Airtronic indemnity agreement, the consent of Airtronic to a settlement of an indemnified matter is required. Tekelec did not receive the consent of Airtronic to the settlement agreement, but the company decided to proceed with the settlement in light of the company’s inability to assess Airtronic’s ability and intent to fulfill its obligations under the indemnity. The company recorded an acquisition indemnification credit of €7,898 ($9,676 at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter and first nine months of 2004 to reduce the liability previously recorded (€11,327) to the current required level (€3,429).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I — Net Income (Loss) per Share

The following table sets forth the calculation of net income (loss) per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004 (a)	2003 (b)	2004 (c)	2003 (d)
Net income (loss), as reported	$63,397	$(6,234)	$159,781	$(312)
Adjustment for interest expense on convertible debentures, net of tax	2,143	—	9,085	—

Net income (loss), as adjusted	$65,540	$(6,234)	$168,866	$(312)

Net income (loss) per share:
Basic	$.55	$(.06)	$1.42	$—

Diluted (e)	$.52	$(.06)	$1.36	$—

Weighted average shares outstanding- basic	115,175	100,142	112,217	100,073
Net effect of various dilutive stock-based compensation awards	1,356	—	1,725	—
Net effect of dilutive convertible debentures	8,331	—	10,558	—

Weighted average shares outstanding- diluted	124,862	100,142	124,500	100,073

(a)	Includes an acquisition indemnification credit of $9,676 ($.09 and $.08 per share on a basic and diluted basis, respectively), a restructuring charge of $407 ($175 net of related taxes), a loss on prepayment of debt of $911 ($545 net of related taxes or $.01 per share), and a loss on investment of $1,318 ($.01 per share).

(b)	Includes an acquisition indemnification charge of $13,002 ($.13 per share), a restructuring charge of $9,100 ($6,325 net of related taxes or $.06 per share), and a loss on prepayment of debt of $3,292 ($1,969 net of related taxes or $.02 per share).

(c)	Includes an acquisition indemnification credit of $9,676 ($.09 and $.08 per share on a basic and diluted basis, respectively), restructuring charges of $7,984 ($4,756 net of related taxes or $.05 and $.04 per share on a basic and diluted basis, respectively), a loss on prepayment of debt of $31,692 ($18,952 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively), and a loss on investment of $1,318 ($.01 per share).

(d)	Includes an acquisition indemnification charge of $13,002 ($.13 per share), restructuring charges of $30,342 ($20,732 net of related taxes or $.21 per share), an integration charge of $6,904 ($4,822 net of related taxes or $.05 per share), and a loss on prepayment of debt of $6,234 ($3,728 net of related taxes or $.04 per share).

(e)	The effect of options to purchase 6,013 and 4,683 shares for the three and nine months ended September 30, 2004, respectively, were excluded from the calculation and the effect of options to purchase 8,074 and 8,347 shares for the three and nine months ended September 30, 2003, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of diluted net income (loss) per share as their effect is anti-dilutive. In addition, diluted net income (loss) per share for the three and nine months ended September 30, 2003 excludes the effect of 16,736 and 17,733 shares, respectively, related to convertible debentures.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J — Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004 (a)	2003 (b)	2004 (c)	2003 (d)
Net income (loss)	$63,397	$(6,234)	$159,781	$(312)
Foreign currency translation adjustments (e)	(5,445)	9,202	(7,746)	111,606
Net unrealized gain (loss) on available-for- sale securities (f)	(3,058)	2,295	2,131	2,851
Unrealized gain (loss) on foreign exchange options	79	—	(612)	—

Comprehensive income	$54,973	$5,263	$153,554	$114,145

(a)	Includes an acquisition indemnification credit of $9,676, a restructuring charge of $407 ($175 net of related taxes), a loss on prepayment of debt of $911 ($545 net of related taxes), and a loss on investment of $1,318.

(b)	Includes an acquisition indemnification charge of $13,002, a restructuring charge of $9,100 ($6,325 net of related taxes), and a loss on prepayment of debt of $3,292 ($1,969 net of related taxes).

(c)	Includes an acquisition indemnification credit of $9,676, restructuring charges of $7,984 ($4,756 net of related taxes), a loss on prepayment of debt of $31,692 ($18,952 net of related taxes), and a loss on investment of $1,318.

(d)	Includes an acquisition indemnification charge of $13,002, restructuring charges of $30,342 ($20,732 net of related taxes), an integration charge of $6,904 ($4,822 net of related taxes), and a loss on prepayment of debt of $6,234 ($3,728 net of related taxes).

(e)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(f)	The net unrealized gain on available-for-sale securities has not been tax effected as the company has sufficient capital tax loss carryforwards to offset the gain.

Note K — Defined Benefit Plan

Retirement benefits for certain employees were provided under a defined benefit plan, the Wyle Electronics Retirement Plan (the “Wyle plan”). Benefits under this plan were frozen as of December 31, 2000. The following tables present the components of the net periodic pension cost for the Wyle plan:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Components of net periodic pension cost:
Interest cost	$1,354	$1,365	$4,062	$4,095
Expected return on plan assets	(1,548)	(1,333)	(4,644)	(3,999)
Amortization of unrecognized net loss	271	416	813	1,248

Net periodic pension cost	$77	$448	$231	$1,344

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L — Employee Stock Plans

The company applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its various stock-based compensation plans (“compensation plans”). If compensation expense for the company’s compensation plans had been determined utilizing the fair value method of accounting at the grant dates for awards under the compensation plans in accordance with FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, the company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss), as reported	$63,397	$(6,234)	$159,781	$(312)
Less: Impact of stock-based employee compensation expense determined under fair value method, net of related taxes	(1,946)	(2,454)	(5,619)	(7,567)

Pro forma net income (loss)	$61,451	$(8,688)	$154,162	$(7,879)

Net income (loss) per share:
Basic-as reported	$.55	$(.06)	$1.42	$—

Basic-pro forma	$.53	$(.09)	$1.37	$(.08)

Diluted-as reported	$.52	$(.06)	$1.36	$—

Diluted-pro forma	$.51	$(.09)	$1.31	$(.08)

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

Wyle Environmental Indemnification

Pursuant to the consent decree among the company, Wyle Laboratories, Inc. (a former subsidiary of Wyle Electronics) and the California Department of Toxic Substance Control (the “DTSC”), as discussed at Note 15, in May 2004 a Removal Action Work Plan (the “Plan”) pertaining to the remediation of contaminated groundwater at certain previously-identified areas at the Norco, California site was accepted by the DTSC. The company currently estimates that the work under the Plan will cost approximately $6,400, of which approximately $2,800 has been spent to date. The complete scope of work under the consent decree, which includes the characterization of pollutants released at the site and the design and implementation of additional remedial actions in other areas in connection therewith, has not yet been finalized and the total associated costs have therefore not yet been determined. Characterization of the extent of contaminated groundwater also continues at the second previously identified Wyle Laboratories site, located in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $490 has been spent to date, but the complete scope of the characterization effort, the design of any remediation action, and the ultimate cost of the project are all as yet unknown.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

As is also discussed more fully at Note 15, the company continues to believe that any cost which it may incur in connection with potential remediation at the Wyle Laboratories sites and any related litigation is covered by an indemnification (except, under the terms thereof, for 15% of the first $3,000 of all environmental claims in the aggregate, or $450). This indemnification arose out of the company’s purchase of Wyle Electronics from VEBA, which has since merged with E.ON AG, a large German-based multinational conglomerate. E.ON AG has, subject to the terms of its contract with the company, acknowledged liability in respect to the Wyle Laboratories sites and made an initial, partial payment. The company’s demands for subsequent payments have not been met, however, and in September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments of indemnified amounts and additional related damages.

Also included in the above-referenced lawsuit against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $7,836 for which E.ON AG is also contractually liable to reimburse and indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its undertakings to make payments of at least that amount have not been kept.

E.ON AG has been served but has not yet answered the complaint in the pending lawsuit. The company believes strongly in the merits of the complaint, which it intends to pursue vigorously.

Export and Re-Export Regulations

Because of the international nature of its business, the company is subject to the import and export laws and regulations of the United States and certain foreign governments, which govern the international transfer of certain of the products sold by the company and its subsidiaries around the world.

Under U.S. Export Administration Regulations, administered by the Bureau of Industry and Security (“BIS”) of the Department of Commerce, licenses or proper license exceptions are required for the shipment of covered U.S. goods and technology to certain countries, including China, Taiwan, India and other countries which are among the markets in which the company operates and to which it ships products covered by the regulations. Non-compliance with the regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and seizure of commodities.

In September 2004, the company made a preliminary, voluntary disclosure to BIS advising them that the company suspected that its Hong Kong subsidiary, Arrow Asia Pac, Ltd., may have exported or re-exported certain products without the required licenses. The company is undertaking a review of its historical shipments to determine the number and nature of any violations, and upon reaching such a determination will communicate the information to BIS. Until that review is completed it is not possible to determine what penalties, if any, the company will face or their potential impact upon the company’s financial position, liquidity or results of operations.

Other

From time to time in the normal course of business the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. It is not anticipated that any such other matters will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note N — Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s North American Computer Products group together with UK Microtronica, ATD (in Iberia), Arrow Computer Products (in France), and Nordic Microtronica (for the three and nine months ended September 30, 2003 only).

Sales and operating income, by segment, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales:
Electronic Components	$1,991,625	$1,578,987	$6,068,807	$4,643,426
Computer Products	677,076	516,258	2,025,588	1,555,063

Consolidated	$2,668,701	$2,095,245	$8,094,395	$6,198,489

Operating income:
Electronic Components	$98,418	$61,940	$328,740	$166,551
Computer Products	30,918	13,349	83,230	47,640
Corporate (a)	(14,289)	(41,105)	(71,227)	(104,377)

Consolidated	$115,047	$34,184	$340,743	$109,814

(a)	Includes an acquisition indemnification credit of $9,676 and restructuring charges of $407 and $7,984 for the three and nine months ended September 30, 2004, respectively. Also included is an acquisition indemnification charge of $13,002, restructuring charges of $9,100 and $30,342 for the three and nine months ended September 30, 2003, respectively, and an integration charge of $6,904 for the nine months ended September 30, 2003.

Total assets, by segment, are as follows:

	September 30,	December 31,
	2004	2003
Electronic Components	$4,345,523	$3,877,418
Computer Products	656,492	678,353
Corporate	331,257	777,217

Consolidated	$5,333,272	$5,332,988

Sales, by geographic area, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Americas (b)	$1,566,609	$1,257,484	$4,743,168	$3,585,146
Europe	800,408	642,056	2,493,599	2,040,589
Asia/Pacific	301,684	195,705	857,628	572,754

Consolidated	$2,668,701	$2,095,245	$8,094,395	$6,198,489

(b)	Included in sales for the Americas related to the United States is $1,469,451 and $1,192,767 for the three months ended September 30, 2004 and 2003 respectively, and $4,452,424 and $3,361,604 for the nine months ended September 30, 2004 and 2003, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by geographic area, are as follows:

	September 30,	December 31,
	2004	2003
Americas (c)	$2,611,132	$2,969,483
Europe	2,179,763	1,943,522
Asia/Pacific	542,377	419,983

Consolidated	$5,333,272	$5,332,988

(c)	Included in total assets for the Americas related to the United States is $2,500,044 and $2,787,141 at September 30, 2004 and December 31, 2003, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 27.4% in the third quarter of 2004 and 30.6% in the first nine months of 2004, compared with the year-earlier periods, as a result of strong sales growth in the components businesses in North America, Europe, and Asia/Pacific, as well as continued growth in the company’s North American Computer Products group (“NACP”) businesses. The increase in sales, excluding the impact of the weaker U.S. dollar, was 24.3% for the third quarter of 2004 and 26.7% for the first nine months of 2004. The growth in the North American Components (“NAC”) businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. The growth in the European components businesses is primarily due to improved customer order patterns and the completion, during the third quarter of 2004, of the previously announced acquisition of Disway AG (“Disway”). The growth in the Asia/Pacific components businesses is a result of the region’s strong growth coupled with the company’s increased focus in the region. The growth in NACP is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, a change in the business model used for the sale of Hewlett-Packard Company (“HP”) products in the first quarter of 2004, as described below, and increases in its Enterprise Computing Solutions business.

Net income increased to $63.4 million in the third quarter of 2004 and $159.8 million in the first nine months of 2004, compared with net losses of $6.2 million and $.3 million in the year-earlier periods. The increase in net income is due to the company’s ability to increase sales without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt. In addition, the following items impact the comparability of the company’s results:

Three Months Ended September 30, 2004 and 2003

•	an acquisition indemnification credit of $9.7 million in 2004 and an acquisition indemnification charge of $13.0 million in 2003;

•	restructuring charges of $.4 million ($.2 million net of related taxes) in 2004 and $9.1 million ($6.3 million net of related taxes) in 2003;

•	a loss on the prepayment of debt of $.9 million ($.5 million net of related taxes) in 2004 and $3.3 million ($2.0 million net of related taxes) in 2003; and

•	a loss on the write-down of an investment of $1.3 million in 2004.

Nine Months Ended September 30, 2004 and 2003

•	an acquisition indemnification credit of $9.7 million in 2004 and an acquisition indemnification charge of $13.0 million in 2003;

•	restructuring charges of $8.0 million ($4.8 million net of related taxes) in 2004 and $30.3 million ($20.7 million net of related taxes) in 2003;

•	an integration charge of $6.9 million ($4.8 million net of related taxes) in 2003 associated with the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc.;

•	a loss on the prepayment of debt of $31.7 million ($19.0 million net of related taxes) in 2004 and $6.2 million ($3.7 million net of related taxes) in 2003; and

•	a loss on the write-down of an investment of $1.3 million in 2004.

Sales

Consolidated sales increased 27.4% for the third quarter of 2004 and 30.6% for the first nine months of 2004, compared with the year-earlier periods. Sales in the Americas increased in the third quarter and first nine months of 2004 by $309.1 million or 24.6% and $1.16 billion or 32.3%, respectively, compared with the year-earlier periods as a result of organic growth in both the NAC and NACP businesses. The growth in the NAC businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003. The growth in the NACP businesses is due to a company initiative to grow sales of certain strategic product segments such as storage, software, and services, a change in the business model used for the sale of HP products in the first quarter of 2004, and increases in its Enterprise Computing Solutions business. European sales for the third quarter and first nine months of 2004 increased by $158.4 million or 24.7% and $453.0 million or 22.2%, respectively, compared with the year-earlier periods primarily due to improved customer order patterns and the completion, during the third quarter of 2004, of the acquisition of Disway, as well as the impact of a weaker U.S. dollar on the translation of the company’s European financial statements offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003. Asia/Pacific sales for the third quarter and first nine months of 2004 increased by $106.0 million or 54.2% and $284.9 million or 49.7%, respectively, compared with the year-earlier periods, as a result of improved market conditions as well as the company’s increased focus in this region. The consolidated increase in sales was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $52.5 million for the third quarter of 2004 and $190.6 million for the first nine months of 2004, compared with the year-earlier periods, due to a weaker U.S. dollar. The increase in sales, excluding the impact of the weaker U.S. dollar, was 24.3% for the third quarter of 2004 and 26.7% for the first nine months of 2004.

Sales of electronic components increased $412.6 million or 26.1% for the third quarter of 2004 and $1.43 billion or 30.7% for the first nine months of 2004, compared with the year-earlier periods. The factors impacting the overall increase in worldwide sales of electronic components include the aforementioned increased sales in North America, Europe, and the Asia/Pacific region.

Sales of computer products increased $160.8 million or 31.2% for the third quarter of 2004 and $470.5 million or 30.3% for the first nine months of 2004, compared with the year-earlier periods. This increase is due in part to a change in the way revenue is recognized within the business model with HP. During February 2004, HP modified its agreements with distributors transforming the relationship from that of an agent to that of a distributor. This modification, which required a change in the method of recognizing HP revenue, increased sales by an estimated $94.9 million and $174.3 million during the third quarter and first nine months of 2004, respectively. Sales in the Enterprise Computing Solutions business increased by 48.0% and 44.3% in the third quarter and first nine months of 2004, respectively, compared with the year-earlier periods and excluding the aforementioned change related to HP, sales would have increased 33.8% in the third quarter of 2004 and 27.1% in the first nine months of 2004. Sales in the computer products’ original equipment manufacturers (“OEM”) business increased by 14.6% and 21.0%, in the third quarter and first nine months of 2004, respectively, compared with the year-earlier periods, though the OEM market continues to be impacted by reduced activity levels at large, complex telecommunications and networking companies. These increases were offset, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003.

Gross Profit

The company recorded gross profit of $420.2 million in the third quarter of 2004 and $1.29 billion in the first nine months of 2004, compared with gross profit of $343.6 million and $1.03 billion in the year-earlier periods. The increase in gross profit is principally due to the increase in sales during the first nine months of 2004. The gross profit margin for the third quarter and first nine months of 2004 each decreased by 70 basis points, when compared with the year-earlier periods. This is the result of the Asia/Pacific and NACP businesses accounting for a larger part of the company’s sales mix, pricing pressures in the marketplace relating to the worldwide components businesses, as well as a change in NACP’s business model used for the sale of HP products in the first quarter of 2004 which only impacts gross profit margin and not gross profit.

Restructuring, Integration, and Other Charges

Restructuring

The company recorded restructuring charges of $.4 million ($.2 million net of related taxes) and $9.1 million ($6.3 million net of related taxes or $.06 per share), for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the company recorded restructuring charges of $8.0 million ($4.8 million net of related taxes or $.05 and $.04 per share on a basic and diluted basis, respectively) and $30.3 million ($20.7 million net of related taxes or $.21 per share), respectively. These items are discussed in greater detail below.

2004 Restructuring

During the first quarter of 2004, the company announced a series of additional steps to make its organizational structure more efficient. These steps are expected to permanently reduce its cost structure by $15.0 million annually. The estimated restructuring charge associated with these actions totals approximately $4.5 million, of which $4.4 million ($2.8 million net of related taxes or $.03 per share) was recorded in the first nine months of 2004. The company will record the balance of the restructuring charge over the next several quarters.

The 2004 restructuring charge consisted of personnel costs relating to the elimination of approximately 90 positions, or less than 1%, of the prior year-end worldwide total of 11,200 positions. This charge resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. Approximately 80% of this total charge is expected to be spent in cash. As of September 30, 2004, after cash payments of $2.9 million and non-cash usage of $.3 million, the balance of the accrual is $1.2 million.

2003 Restructuring

During 2003, the company implemented actions to become more effectively organized and to improve its operating efficiencies, with annualized savings of $75.0 million. The company took these steps in order to make its organizational structure, systems, and processes more efficient. The restructuring charges associated with these actions total approximately $43.4 million, of which $38.0 million ($27.1 million net of related taxes or $.27 per share) was recorded in 2003. The company recorded a restructuring charge of $.6 million ($.3 million net of related taxes) in the third quarter of 2004 and restructuring charges of $4.4 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) for the first nine months of 2004. The charges recorded in the third quarter and first nine months of 2003 associated with these actions totaled $9.1 million ($6.3 million net of related taxes or $.06 per share) and $30.3 million ($20.7 million net of related taxes or $.21 per share), respectively, and relate primarily to personnel costs. The company will record the balance of the restructuring charge of approximately $1.0 million over the next several quarters.

2001 and prior Restructurings

Also included in the restructuring charges for the third quarter and first nine months of 2004 is a reversal of $.2 million ($.2 million net of related taxes) and $.8 million ($.6 million net of related taxes), respectively, recorded against the mid-2001 restructuring accrual.

Integration

In the first quarter of 2003, the company incurred integration costs of $18.4 million ($14.1 million net of related taxes) related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share) relating primarily to severance costs for the company’s employees was expensed and $11.5 million ($9.2 million net of related taxes) relating primarily to severance costs for IED employees and professional fees was recorded as additional cost in excess of net assets of companies acquired. As of September 30, 2004, approximately $.8 million of this accrual was required to address remaining contractual obligations.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration charges as of September 30, 2004 aggregate $28.6 million, of which $18.6 million is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $2.3 million will be utilized to cover costs associated with the termination of personnel, which are principally expected to be spent by the end of 2004.

-	The facilities accruals totaling $15.0 million relate to terminated leases with expiration dates through 2010. Approximately $2.2 million will be paid by the end of 2004. The minimum lease payments for these leases are approximately $7.2 million in 2005, $3.2 million in 2006, $1.1 million in 2007, and $1.3 million thereafter.

-	The customer termination accrual of $4.6 million relates to costs associated with the termination of certain customer programs principally related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset and inventory write-downs of $1.1 million relate primarily to fixed assets, leasehold improvements, and inventory write-downs, the majority of which are expected to be utilized by the end of 2004.

-	IT and other of $5.6 million primarily represents consulting contracts for logistics services, certain terminated contracts, and professional fees related to legal and accounting services, the majority of which are expected to be utilized by the end of 2005.

Acquisition Indemnification

In the third quarter of 2003, the company recognized an acquisition indemnification charge of €11.3 million ($13.0 million or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec Europe SA (“Tekelec”), a French subsidiary of the company. The alleged activities occurred prior to the company’s purchase of Tekelec from Tekelec Airtronic SA (“Airtronic”) in 2000. As announced on August 13, 2004, an agreement (the “settlement agreement”) was reached with the French tax authorities pursuant to which Tekelec will pay €3.4 million ($4.3 million at the exchange rate prevailing at the end of the third quarter of 2004) in full settlement of this claim. Under the Airtronic indemnity agreement, the consent of Airtronic to a settlement of an indemnified matter is required. Tekelec did not receive the consent of Airtronic to the settlement agreement, but the company decided to proceed with the settlement in light of the company’s inability to assess Airtronic’s ability and intent to fulfill its obligations under the indemnity. The company recorded an acquisition indemnification credit of €7.9 million ($9.7 million at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter and first nine months of 2004 to reduce the liability previously recorded (€11.3 million) to the current required level (€3.4 million).

Operating Income

The company recorded operating income of $115.0 million in the third quarter of 2004 and $340.7 million in the first nine months of 2004, compared with operating income of $34.2 million and $109.8 million in the year-earlier periods. The increase in operating income of $80.9 million for the third quarter of 2004 and $230.9 million for the first nine months of 2004, compared with the year-earlier periods, is principally a result of increased sales in both the third quarter and first nine months of 2004, the cost savings realized from the 2004 and 2003 restructurings, and the impact of the acquisition indemnification credit.

Operating expenses decreased in the third quarter of 2004 compared to the same year-earlier period. This decrease is principally due to the recording of an acquisition indemnification credit in 2004 compared to an acquisition indemnification charge in 2003 and comparably higher overall restructuring charges in 2003 offset, in part, by higher variable expenses in 2004 as a result of the increase in sales. The increase in operating expenses for the first nine months of 2004, compared to the same year-earlier period, is principally due to higher variable expenses as a result of the increase in sales in 2004 offset, in part, by the acquisition indemnification credit recorded in 2004 compared to an acquisition indemnification charge in 2003, comparably higher overall restructuring charges in 2003, as well as an integration charge recorded in 2003.

Loss on Prepayment of Debt

The company recorded a loss on prepayment of debt of $.9 million ($.5 million net of related taxes or $.01 per share) and $3.3 million ($2.0 million net of related taxes or $.02 per share), for the third quarter of 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, the company recorded a loss on prepayment of debt of $31.7 million ($19.0 million net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively) and $6.2 million ($3.7 million net of related taxes or $.04 per share), respectively. These items are discussed in greater detail below.

During the third quarter of 2004, the company repurchased $19.8 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $.9 million ($.5 million net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense will be reduced by approximately $.9 million from the date of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchase.

During the first nine months of 2004, the company repurchased, through a series of transactions, $253.4 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $12.8 million ($7.6 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively). Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $34.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During the third quarter of 2003, the company repurchased, through a series of transactions, $154.9 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.3 million ($2.0 million net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $4.6 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

During the first nine months of 2003 through a series of transactions, along with the aforementioned repurchase of convertible debentures in the third quarter of 2003, the company repurchased, prior to maturity, 8.2% senior notes with a principal amount of $84.8 million, which matured in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the dates of the repurchases through the 2003 maturity date.

Loss on Investment

During the third quarter of 2004, the company determined that an other-than-temporary impairment occurred related to an investment and accordingly, a loss on the investment of $1.3 million ($.01 per share) is recognized.

Interest Expense

Net interest expense of $24.4 million in the third quarter of 2004 and $79.6 million in the first nine months of 2004 decreased from $36.2 million and $101.4 million in the year-earlier periods primarily as a result of lower debt balances. The company made debt repayments in excess of $700.0 million since September 2003 by utilizing available cash and $312.8 million of net proceeds from the issuance of 13.8 million shares of common stock in February 2004.

Income Taxes

The company recorded an income tax provision of $26.4 million and $70.5 million on income before income taxes and minority interest of $90.0 million and $231.1 million for the third quarter and first nine months of 2004, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $2.9 million on a loss before income taxes and minority interest of $3.6 million and $5.6 million on income before income taxes and minority interest of $5.3 million. The income taxes recorded for the third quarter and first nine months of 2004 are impacted by the aforementioned restructuring charges and loss on prepayment of debt. In addition, the loss on investment is a capital loss for tax purposes. The company presently has capital loss carryforwards and as such, this capital loss may not result in any tax benefit. Accordingly, no tax benefit has been recorded. Also, the acquisition indemnification credit recorded in the third quarter of 2004 is not taxable for tax purposes. The income taxes recorded for the third quarter and first nine months of 2003 were impacted by the restructuring charges, integration charge, and loss on prepayment of debt. In addition, the principal reason for recording an income tax provision on a loss, in 2003, is that the acquisition indemnification charge was not deductible for tax purposes. The company’s income tax provision and effective tax rate is principally impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income (Loss)

The company recorded net income of $63.4 million in the third quarter of 2004 and $159.8 million in the first nine months of 2004, compared with a net loss of $6.2 million and $.3 million in the year-earlier periods. Included in the results for the third quarter and first nine months of 2004 are the acquisition indemnification credit of $9.7 million, restructuring charges of $.2 million (net of related taxes) and $4.8 million (net of related taxes), respectively, loss on prepayment of debt of $.5 million (net of related taxes) and $19.0 million (net of related taxes), respectively, as well as a loss on investment of $1.3 million. Included in the results for the third quarter and first nine months of 2003 are the acquisition indemnification charge of $13.0 million, restructuring charges of $6.3 million (net of related taxes) and $20.7 million (net of related taxes), respectively, and a loss on prepayment of debt of $2.0 million (net of related taxes) and $3.7 million (net of related taxes), respectively. Also included for the first nine months of 2003 is an integration charge of $4.8 million (net of related taxes).

Liquidity and Capital Resources

The net amount of cash utilized in the company’s operating activities during the first nine months of 2004 was $107.9 million. This usage principally resulted from higher working capital requirements due to increased sales and selective investments in inventory to support sales initiatives offset, in part, by earnings from operations, adjustments for non-cash items and the net impact of the charges, credits and losses. The net amount of cash used for investing activities during the first nine months of 2004 was $34.6 million, including $34.7 million for consideration paid for acquired businesses and $16.7 million for various capital expenditures offset, in part, by proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million from the sale of the Brookhaven, New York logistics center. The net amount of cash used for financing activities during the first nine months of 2004 was $235.6 million, primarily reflecting $268.4 million used to repay senior notes and $262.2 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $312.8 million from the February 2004 equity offering.

At September 30, 2004, cash and short-term investments decreased to $237.6 million from $612.4 million at December 31, 2003 as a result of cash used for operating activities, investing activities, and financing activities of $107.9 million, $34.6 million, and $235.6 million, respectively, partially offset by the effect of exchange rate changes on cash of $3.3 million.

The net amount of cash provided by the company’s operating activities during the first nine months of 2003 was $140.0 million, principally a result of an income tax refund of $89.3 million offset, in part, by higher working capital requirements. The net amount of cash used for investing activities during the first nine months of 2003 was $251.3 million, including $231.3 million for consideration paid for acquired businesses and $21.8 million for various capital expenditures. The net amount of cash provided by financing activities during the first nine months of 2003 was $75.7 million, primarily reflecting the net proceeds of $346.3 million from the June 2003 senior note offering offset, in part, by $90.2 million used for the early retirement of senior notes, $154.4 million used to repurchase the convertible debentures, and the repayment of short-term borrowings and long-term debt.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 66.0% and 58.1% at September 30, 2004 and December 31, 2003, respectively.

One of the characteristics of the company’s business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company’s need for financing may increase. In the periods in which sales decline, investments in accounts receivable and inventories generally decrease, and cash is generated. At September 30, 2004, working capital, defined as accounts receivable and inventories net of payables, increased by $434.3 million or 23.0%, compared with December 31, 2003, as a result of increased sales.

Net cash used for operating activities increased by $247.9 million for the nine months ended September 30, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset, in part, by earnings from operations and adjustments for non-cash items.

Cash Flows from Investing Activities

On July 27, 2004, the company completed the previously announced acquisition of Disway, an electronic components distributor operating in Italy, Germany, Austria, and Switzerland. In 2003, Disway had sales of approximately $155.0 million. The final purchase price is subject to a full year audit.

In February 2003, the company acquired substantially all the assets of the IED business. The net cost of this acquisition was $238.1 million, of which $12.2 million was paid during the first quarter of 2004.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. During the first nine months of 2004, the company made a payment in the amount of $.8 million to increase its ownership interest in Dicopel US and Dicopel SA from 70% to 80%. During the first nine months of 2003, the company made payments, which aggregated, $5.4 million to purchase additional interests in certain of its majority (but less than 100%) owned subsidiaries. If the put or call options on outstanding agreements were exercised at September 30, 2004, such payments would be approximately $9.0 million ($6.0 million at December 31, 2003). As these payments are based on the earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

During the second quarter of 2004, the company received proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million on the sale of its Brookhaven, New York logistics center.

Capital expenditures decreased by $5.1 million, or 23.2%, during the first nine months in 2004, when compared with the first nine months in 2003, as a result of the company’s continued cost containment actions, including the consolidation of facilities.

Cash Flows from Financing Activities

Total debt decreased to $1.55 billion at September 30, 2004 from $2.03 billion at December 31, 2003, principally due to the redemption of the company’s 8.7% senior notes and repurchase of convertible debentures noted below.

During the third quarter of 2004, the company repurchased $19.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $.9 million ($.5 million net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense will be reduced by approximately $.9 million from the date of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchase.

During the first nine months of 2004, the company repurchased, through a series of transactions, $253.4 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $12.8 million ($7.6 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively). Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $34.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of $312.8 million. The proceeds were used to redeem $208.5 million of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91.9 million accreted value).

The company has a $550.0 million asset securitization program (the “program”). At September 30, 2004 and December 31, 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The company pays the banks a facility fee of .3% per annum.

At September 30, 2004 and December 31, 2003, the company had no outstanding borrowings under its $450.0 million revolving credit facility, for which the company pays a facility fee of .25% per annum.

During the third quarter of 2003, the company repurchased, through a series of transactions, $154.9 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.3 million ($2.0 million net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $4.6 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

During the first nine months of 2003 through a series of transactions, along with the aforementioned repurchase of convertible debentures in the third quarter of 2003, the company repurchased, prior to maturity, 8.2% senior notes with a principal amount of $84.8 million, which matured in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share) and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $3.3 million from the dates of the repurchases through the 2003 maturity date.

In June 2003, the company completed the sale of $350.0 million principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of

$346.3 million were used to repay the aforementioned 8.2% senior notes and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted the third quarter loss by $4.7 million ($2.9 million net of related taxes).

Restructuring and Integration Activities

Based on the aforementioned restructuring and integration charges, at September 30, 2004, the company has a remaining accrual of $28.6 million, of which $18.6 million is expected to be spent in cash. The expected cash payments are approximately $5.7 million in 2004, $7.3 million in 2005, $3.2 million in 2006, $1.1 million in 2007, and $1.3 million thereafter.

Impact of Governmental Regulation

The company’s worldwide operations are subject to local laws and regulations. Of particular note at this time are two European Union (“EU”) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of most EU member countries has not yet been enacted, and the implementing details not yet known, it appears the company will not be able to sell non-RoHS compliant product to most customers who intend to sell their finished goods into the EU after the effective date.

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

Contractual Obligations

The company has contractual obligations for long-term debt, capital leases, operating leases, purchase obligations, projected pension contributions and certain other long-term liabilities that were summarized in a table of contractual obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes outside the ordinary course of the company’s business since December 31, 2003 with the exception of the repurchase and/or redemption of all the company’s 8.7% senior notes due in October 2005 and a portion of the company’s convertible debentures.

Off-Balance Sheet Arrangements

The company does not have any off-balance sheet financing or unconsolidated special purpose entities.

Critical Accounting Policies and Estimates

The company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgements that affect the reported amounts of assets, liabilities, sales, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes there have been no significant changes, during the nine months ended September 30, 2004, to the items disclosed as critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2003 in the company’s Annual Report on Form 10-K.

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

Foreign Currency Exchange Rate Risk

The company, as a large international organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, and Latin and South America. The company’s policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into forward exchange contracts for trading purposes. The risk of loss on a forward exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at September 30, 2004 and December 31, 2003 was $245.1 million and $222.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2004 and December 31, 2003. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The consolidated increase in sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $190.6 million and increased operating income of $2.4 million for the first nine months of 2004, compared with the year-earlier periods, based on 2003 sales at the average rate for the first nine months of 2004. Sales and operating income would have fluctuated by approximately $204.0 million and $12.8 million, respectively, if average foreign exchange rates changed by 10% in the first nine months of 2004. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

Interest Rate Risk

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company uses interest rate swaps to manage its targeted mix of fixed and floating rate debt. At September 30, 2004, approximately 65% of the company’s debt was subject to fixed rates and 35% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first nine months of 2004. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.

The company’s chief executive officer and chief financial officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2004. Based on such evaluation, they have concluded that, as of September 30, 2004, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

3(ii)	Amended Corporate By-Laws dated July 29, 2004.

10(a)	First Amendment, dated September 17, 2004, to the Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A.

10(b)	Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement dated as of March 21, 2001.

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

The company filed or furnished the following Current Reports on Form 8-K during the third quarter ended September 30, 2004:

July 22, 2004:

Press Release announcing the company’s second quarter 2004 results.

July 27, 2004:

Press Release announcing that the company completed its previously announced acquisition of Disway AG.

August 5, 2004:

Press release announcing that the company elected a new Director to its Board of Directors.

August 13, 2004:

Press release announcing that the company settled a claim for the payment of French value-added tax against its French subsidiary, Tekelec Europe SA, and that an acquisition indemnification credit would be recorded for the difference between the amount previously reserved for the claim and the amount of the settlement.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: November 5, 2004	By:	/s/ Paul J. Reilly
Paul J. Reilly
Vice President and Chief Financial Officer