Form 10-K
period 2004-12-31
ARROW ELECTRONICS INC
filed 2005-03-16
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 1-4482

ARROW ELECTRONICS, INC.

(Exact name of Registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (631) 847-2000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $1 par value	New York Stock Exchange
Preferred Share Purchase Rights	New York Stock Exchange

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
Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes [X] No [  ]

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $2,757,766,064.

There were 116,790,264 shares of Common Stock outstanding as of March 8, 2005.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with Annual Meeting of Shareholders to be held May 6, 2005 (incorporated in Part III).

PART I

Item 1. Business.

Arrow Electronics, Inc. (the “company” or “Arrow”), incorporated in New York in 1946, is a major global provider of products, services, and solutions to industrial and commercial users of electronic components and computer products. The company believes it is one of the electronics distribution industry’s leaders in operating systems, employee productivity, value-added programs, and total quality assurance. Arrow serves as a supply channel partner for nearly 600 suppliers and 150,000 original equipment manufacturers (“OEMs”), contract manufacturers (“CMs”), and commercial customers.

Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, programming and assembly services, inventory management, a comprehensive suite of online supply chain tools, and design services.

Arrow’s diverse worldwide customer base consists of OEMs, CMs, and commercial customers. Customers include manufacturers of industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aircraft and aerospace equipment, scientific and medical devices, and computer and office products, as well as value-added resellers (“VARs”) of computer products.

The company maintains nearly 225 sales facilities and 15 distribution centers in 53 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

The company’s global electronic components business, the largest distributor of electronic components and related services in the world, spans the world’s three largest electronics markets — the Americas, EMEASA (Europe, Middle East, Africa, and South America), and the Asia/Pacific region. The Americas components group includes five sales and marketing organizations in the United States and Canada, as well as an operation in Mexico. The EMEASA components group is divided into the following three regions as well as having operations in the Republic of South Africa, Argentina, and Brazil:

-	Northern Europe, serving Denmark, England, Estonia, Finland, Ireland, Latvia, Lithuania, Norway, Scotland, and Sweden.

-	Central Europe, serving Austria, Belarus, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Russian Federation, Slovakia, Switzerland, and Ukraine.

-	Southern Europe, serving Bosnia and Herzegovina, Bulgaria, Croatia, Egypt, France, Greece, Israel, Italy, Portugal, Romania, Serbia and Montenegro, Slovenia, Spain, and Turkey.

In the Asia/Pacific region, Arrow operates in Australia, China, Hong Kong, India, Korea, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, and Thailand.

Arrow’s North American Computer Products group (“NACP”) is a leading distributor of enterprise and embedded computing systems, as well as storage and software, to resellers and OEM customers in North America. NACP consists of the Enterprise Computing Solutions group, which serves resellers, and the OEM Computer Solutions group, which serves industrial OEM customers. The company also has dedicated computer product businesses in France, Spain, and the United Kingdom.

The company distributes a broad range of electronic components, computer products, and related equipment. Approximately 53% of the company’s sales consist of semiconductor products and related services. Industrial and commercial computer products and related services, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, software, monitors, printers, flat panel displays, system chassis and enclosures, controllers, and communication control equipment, account for approximately 24% of sales. Arrow’s remaining sales, included within electronic components, are of passive, electromechanical, and interconnect products, primarily capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

The financial information about the company’s reportable segments and geographic operations can be found in Note 17 of the Notes to Consolidated Financial Statements.

Most manufacturers of electronic components and computer products rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a stocking, marketing, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with stocking and selling their products (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services such as materials management and memory programming capabilities. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve nearly 150,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include primarily VARs and OEMs. No single customer accounted for more than 2% of the company’s 2004 consolidated sales.

Most of the company’s customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The electronic components and other products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone from the company’s selling locations. Each of the company’s North American selling locations, warehouses, and primary distribution centers is electronically linked to the company’s central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company’s international operations have similar online, real-time computer systems and they can also access the company’s Worldwide Stock Check System, which provides access to the company’s online, real-time inventory system.

The company sells the products of nearly 600 manufacturers. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products currently sold by the company are available from other sources at competitive prices. Most of the company’s purchases are pursuant to authorized distributor agreements which are typically cancelable by either party at any time or on short notice.

Approximately 60% of the company’s inventory consists of semiconductors. It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of such inventories due to technological change or manufacturers’ price reductions. Write-downs of inventories to market value are based upon contractual provisions which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges and price protection. Under the terms of the related distributor agreements, and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for inventory losses incurred through reductions in manufacturers’ list prices of the items. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer which elects to terminate a distribution agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2004, this type of repurchase arrangement covered approximately 87% of the company’s consolidated inventories. While these industry practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

The company’s business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multinational and national distributors as well as numerous regional and local distributors. As one of the world’s largest electronics distributors, the company’s financial resources and sales are greater than most of its competitors.

The company and its affiliates employed over 11,500 employees worldwide as of December 31, 2004.

Available Information

The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, and amendments to any of these reports available through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the Securities and Exchange Commission (“SEC”). The information posted on the company’s website is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The annual report on Form 10-K, for the year ended December 31, 2004, includes the certifications of the company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 (i) and 31 (ii), respectively, which were filed with the SEC as required under Section 302 of the Sarbanes-Oxley Act of 2002 and certify the quality of the company’s public disclosure. The company’s Chief Executive Officer has also submitted a certification to the New York Stock Exchange (“NYSE”) certifying that he is not aware of any violations by the company of NYSE corporate governance listing standards.

Executive Officers

The following table sets forth the names, ages, and the positions and offices with the company held by each of the executive officers of the company as of March 15, 2005:

Name	Age	Position or Office Held

William E. Mitchell	61	President and Chief Executive Officer
Peter S. Brown	54	Senior Vice President and General Counsel
Germano Fanelli	57	Vice President and President of Arrow Electronics EMEASA
Harriet Green	43	Vice President and President of Arrow Asia/Pacific
Michael J. Long	46	Vice President and President of North American Computer Products
Brian P. McNally	46	Vice President and President of North American Components
Paul J. Reilly	48	Vice President and Chief Financial Officer
Jan M. Salsgiver	48	Vice President of Global Strategy and Operations
Mark Settle	54	Vice President and Chief Information Officer
Susan M. Suver	45	Vice President of Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

William E. Mitchell has been President and Chief Executive Officer of the company since February 2003. Prior thereto, he served as Executive Vice President of Solectron Corporation and President of Solectron Global Services, Inc. since March 1999.

Peter S. Brown has been Senior Vice President of the company and General Counsel since September 2001. Prior to joining the company, he served as the managing partner of the London office of the law firm of Pillsbury Winthrop LLP (formerly, Winthrop, Stimson, Putnam, & Roberts) for more than five years.

Germano Fanelli was appointed President of Arrow Electronics EMEASA in January 2004. Prior thereto, he served as Managing Director of Southern Europe and has been a Vice President of the company for more than five years.

Harriet Green was appointed President of Arrow Asia/Pacific in March 2004. Prior thereto, she served in several executive positions, including Managing Director of Northern Europe, President of the company’s Contract Manufacturing Services (CMS) Distribution group and most recently, Vice President of Worldwide Supplier Marketing. In addition, she has been a Vice President of the company for more than five years.

Michael J. Long has been President and Chief Operating Officer of NACP since July 1999 and has been a Vice President of the company for more than five years.

Brian P. McNally was appointed President of North American Components in March 2004 and has been a Vice President of the company since June 2002. Prior thereto, he served in several executive positions including President of the company’s CMS Distribution group and Managing Director of Northern Europe.

Paul J. Reilly has been Chief Financial Officer since October 2001 and has served as a Vice President of the company for more than five years.

Jan M. Salsgiver was appointed Vice President of Global Strategy and Operations in March 2004. Prior thereto, she served as President of the Americas Components group since July 1999. In addition, she has been a Vice President of the company for more than five years.

Mark Settle has been a Vice President of the company and Chief Information Officer since November 2001. Prior to joining the company, he served as Executive Vice President, Systems and Processing at Visa International since April 1999.

Susan M. Suver was appointed Vice President of Human Resources in March 2004. Prior thereto, she served as Vice President of Global Organizational Development. Prior to joining the company in October 2001, she held the position of Vice President, Organizational Effectiveness and Communications at Phelps Dodge Corporation.

Item 2. Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company’s executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease. The company owns 17 locations throughout the Americas, EMEASA, and the Asia/Pacific region. The company occupies over 270 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.

Item 3. Legal Proceedings.

Wyle Environmental Matters

As is discussed in Note 16 of the Notes to Consolidated Financial Statements, in 2000, when the company purchased Wyle Electronics (“Wyle”) from the VEBA Group (“VEBA”), the company assumed Wyle’s then outstanding obligations. Among the obligations the company assumed was Wyle’s 1994 indemnification of the purchasers of one of its divisions, Wyle Laboratories, for costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories.

The company has been named as a defendant in a suit filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which approximately 100 plaintiffs (who identify themselves as owners, lessees, or occupants of land or residences within a several mile radius of a Wyle Laboratories facility in Norco, California) have sued twelve defendants under a number of different theories for unquantified damages allegedly caused by environmental contamination at and around Wyle Laboratories’ Norco site. Contaminated groundwater and related soil-vapor have been found in certain residential areas immediately adjacent to the site. Characterization of the on- and off-site scope and impact of the contamination, and the design of interim remedial measures, are on-going. Wyle Laboratories has also been named as a defendant in the proceeding and has demanded indemnification from Arrow in connection with it.

As with the costs of the ongoing investigation and remediation of the Norco and Huntsville, Alabama sites discussed in Note 16 of the Notes to Consolidated Financial Statements, the company believes that any cost or liability which it may incur in connection with the Austin v. Wyle matter, including the defense of the case, is covered by the VEBA indemnifications (except, under the terms of the environmental indemnification, for the first $450,000). VEBA has since merged with E.ON AG, a large German-based multinational conglomerate. Despite E.ON AG’s acknowledgment of the existence of the contractual indemnities, and a single, partial payment, neither the company’s demand for defense and indemnification in the Austin v. Wyle matter, nor its demand for further indemnification payments have been met. In September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments of indemnified amounts and additional related damages.

Export and Re-Export Regulations

Due to the international nature of its business, the company and its subsidiaries are subject to the import and export laws of the United States and other countries in which it operates or to which it exports.

Under U.S. Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security (“BIS”) of the Department of Commerce, licenses or proper license exceptions are required for the shipment of covered U.S. goods and technology to certain countries, including China, India, Russia and other countries which are among the markets in which the company operates. Non-compliance with the regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and seizure of commodities.

In September 2004, the company made a preliminary, voluntary disclosure to the BIS advising them that the company suspected that its Hong Kong subsidiary, Arrow Asia Pac, Ltd., may have exported or re-exported certain products without the required licenses.

The company has since undertaken a review of its historical shipments from North America and the Asia/Pacific region to determine the number and nature of any violations. In March 2005, the company advised the BIS that it had identified 28 export or re-export shipments, over a five-year period, that may constitute violations of the EAR. The statutory maximum civil penalty for each violation of the EAR identified by the company is $11,000 for all but two of the shipments in question, which are subject to a higher statutory maximum civil penalty of $120,000 per violation. However, because it is not known whether the BIS will agree with the company’s count or characterization of the violations, and because penalties for such violations may also include export prohibitions or restrictions, it is not possible at this time to determine the extent of the penalties the company may incur. Notwithstanding the foregoing, based on the information available to the company at this time, the company does not believe such penalties will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

The company understands that it is BIS practice to review submissions such as that made by the company and to attempt to achieve a negotiated settlement without formal proceedings. To the company’s knowledge, BIS has not yet commenced its review of the company’s submission or engaged the company in substantive discussions.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The company’s common stock is listed on the New York Stock Exchange (trading symbol: “ARW”). The high and low sales prices during each quarter of 2004 and 2003 were as follows:

Year	High	Low

2004:
Fourth Quarter	$25.64	$20.85
Third Quarter	26.82	20.65
Second Quarter	29.10	24.48
First Quarter	27.98	22.90

2003:
Fourth Quarter	$24.36	$17.85
Third Quarter	21.49	14.75
Second Quarter	18.13	14.23
First Quarter	16.04	11.25

Holders

On March 8, 2005, there were approximately 2,800 shareholders of record of the company’s common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2004 or 2003. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company’s earnings, financial condition, and other relevant factors, including debt covenants.

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (in thousands except per share data):

For the year ended:	2004 (b)	2003 (c)	2002 (d)(e)	2001 (d)(f)	2000 (d)

Sales (a)	$10,646,113	$8,528,331	$7,269,799	$9,407,348	$12,026,554

Operating income	$439,338	$184,045	$167,530	$152,670	$773,193

Income (loss) from continuing operations	$207,504	$25,700	$(862)	$(75,587)	$351,934

Income (loss) per share from continuing operations
Basic	$1.83	$.26	$(.01)	$(.77)	$3.64

Diluted	$1.75	$.25	$(.01)	$(.77)	$3.56

At year-end:
Accounts receivable and inventories	$3,470,600	$3,098,213	$2,579,833	$2,762,679	$5,419,476
Total assets	5,509,101	5,343,690	4,667,605	5,358,984	7,604,541
Long-term debt	1,465,880	2,016,627	1,807,113	2,441,983	3,027,671
Shareholders’ equity	2,194,186	1,505,331	1,235,249	1,766,461	1,913,748

(a)
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $171.0 million for the nine months ended September 30, 2004 and $151.0 million, $120.4 million, $79.9 million, and $38.7 million in 2003, 2002, 2001, and 2000, respectively.

(b)
Operating income and income from continuing operations include an acquisition indemnification credit of $9.7 million ($.09 and $.08 per share on a basic and diluted basis, respectively), restructuring charges of $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), an integration credit of $2.3 million ($1.4 million net of related taxes or $.01 per share), and an impairment charge of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). Income from continuing operations also includes a loss on prepayment of debt of $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively) and a loss on investment of $1.3 million ($.01 per share).

(c)
Operating income and income from continuing operations include an acquisition indemnification charge of $13.0 million ($.13 per share), restructuring charges of $38.0 million ($27.1 million net of related taxes or $.27 per share), and an integration charge associated with the acquisition of the Industrial Electronics Division of Agilysys, Inc. of $6.9 million ($4.8 million net of related taxes or $.05 per share). Income from continuing operations also includes a loss on prepayment of debt of $6.6 million ($3.9 million net of related taxes or $.04 per share).

(d)
The disposition of the Gates/Arrow operation in May 2002 represents a disposal of a “component of an entity”. Accordingly, the selected data for 2002, 2001, and 2000 reflect Gates/Arrow as a discontinued operation.

(e)
Operating income and loss from continuing operations include a severance charge of $5.4 million ($3.2 million net of related taxes or $.03 per share). Loss from continuing operations also includes a loss on prepayment of debt of $20.9 million ($12.9 million net of related taxes or $.13 per share).

(f)
Operating income and loss from continuing operations include restructuring costs and other charges of $174.6 million and $227.6 million ($145.1 million net of related taxes or $1.47 per share), respectively, and an integration charge associated with the acquisition of Wyle Electronics and Wyle Systems of $9.4 million ($5.7 million net of related taxes or $.06 per share).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

For an understanding of the significant factors that influenced the company’s performance during the past three years, the following discussion should be read in conjunction with the consolidated financial statements and other information appearing elsewhere in this annual report on Form 10-K.

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 24.8% in 2004, compared with the year-earlier period, as a result of strong sales growth in the components businesses in North America, EMEASA (Europe, Middle East, Africa, and South America), and Asia/Pacific, as well as continued growth in the company’s North American Computer Products (“NACP”) businesses. The increase in sales, excluding the impact of the weaker U.S. dollar, was 21.3%. The growth in the North American Components (“NAC”) businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003 and continued through mid-2004. Since that time, the rate of increase has slowed throughout the markets the company serves. The second half of 2004 has been marked by rational demand and continued cautiousness on the part of customers as product remains readily available. The growth in the EMEASA components businesses is primarily due to improved customer order patterns and the acquisition of Disway AG (“Disway”) during the third quarter of 2004. The growth in the Asia/Pacific components businesses is a result of the region’s strong market growth coupled with the company’s initiatives to expand its product offering and customer base. The growth in the NACP businesses is due to a company initiative to grow sales of certain strategic product segments, a change in the business model used for the sale of Hewlett-Packard Company (“HP”) products beginning in the first quarter of 2004, as described below, and increases in its Enterprise Computing Solutions business due to increased sales of storage and software, as well as increases in the size of the markets served by Arrow.

Net income increased to $207.5 million in 2004, compared with net income of $25.7 million in 2003. The increase in net income is due to the company’s ability to increase sales without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt. In addition, the following items impact the comparability of the company’s results for the years ended December 31, 2004 and 2003:

•	an acquisition indemnification credit of $9.7 million in 2004 and an acquisition indemnification charge of $13.0 million in 2003;
•	restructuring charges of $11.4 million ($6.9 million net of related taxes) in 2004 and $38.0 million ($27.1 million net of related taxes) in 2003;
•	an integration credit of $2.3 million ($1.4 million net of related taxes) in 2004 and an integration charge of $6.9 million ($4.8 million net of related taxes) in 2003;
•	an impairment charge of $10.0 million in 2004;
•	a loss on the prepayment of debt of $33.9 million ($20.3 million net of related taxes) in 2004 and $6.6 million ($3.9 million net of related taxes) in 2003; and
•	a loss on the write-down of an investment of $1.3 million in 2004.

Sales

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $171.0 million for the nine months ended September 30, 2004 and $151.0 million and $120.4 million in 2003 and 2002, respectively.

Consolidated sales for 2004 increased 24.8% from $8.5 billion in 2003 to $10.6 billion. The growth in the NAC businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003 and continued through mid-2004. Since that time, the rate of increase has slowed throughout the markets the company serves. The second half of 2004 has been marked by rational demand and continued cautiousness on the part of customers as product remains readily available. The growth in the NACP businesses is due to a company initiative to grow sales of certain strategic product segments, a change in the business model used for the sale of HP products beginning in the first quarter of 2004, and increases in its Enterprise Computing Solutions business due to increased sales of storage and software, as well as increases in the size of the market served by Arrow. EMEASA sales for 2004 increased by $578.7 million or 20.8%, compared with the year-earlier period, primarily due to improved customer order patterns, the impact of a weaker U.S. dollar on the translation of the company’s European financial statements, and the completion, during the third quarter of 2004, of the acquisition of Disway, reduced, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003. Asia/Pacific sales for 2004 increased by $349.8 million or 42.6%, compared with the year-earlier period, as a result of improved market conditions as well as the company’s initiatives to expand its product offering and customer base. The increase in consolidated sales was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $246.3 million for 2004, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the weaker U.S. dollar, was 21.3% for 2004.

Sales of electronic components increased by $1.6 billion or 25.5% for 2004, compared with the year-earlier period. The overall increase in sales include the aforementioned factors related to increased sales of electronic components in North America, Europe, and the Asia/Pacific region.

Sales of computer products increased by $478.8 million or 22.7% for 2004, compared with the year-earlier period. An estimated $196.6 million of the increase was the result of a change in the business model with HP. During February 2004, HP modified its agreement with distributors transforming the relationship from that of an agent to that of a distributor and thereby changing the method of recognizing revenue. Excluding the change related to HP, computer product sales would have increased by 13.4% for 2004. Sales in the Enterprise Computing Solutions business increased by 34.0% for 2004, compared with the year-earlier period, due to increased sales of storage and software, as well as increases in the size of the market served by Arrow. Sales of industrial related computer products to original equipment manufacturers (“OEM”) increased by 17.1% for 2004, compared with the year-earlier period. These increases were reduced, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during the third quarter of 2003.

Consolidated sales for 2003 increased 17.3% from $7.3 billion in 2002 to $8.5 billion. Sales in the NACP businesses increased in 2003 by $173.5 million or 11.3% due to the growth in the business. Sales in the NAC businesses increased in 2003 by $626.8 million or 24.9%, when compared with the year-earlier period, primarily due to the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. as well as growth in its businesses. EMEASA sales for 2003 increased by $334.6 million or 13.7%, compared with the year-earlier period, primarily as a result of the impact of a weakening U.S. dollar on the translation of the company’s European financial statements. Asia/Pacific sales for 2003 increased by $162.8 million or 24.7%, compared with the year-earlier period, as a result of improved market conditions as well as the company’s increased focus in this region. The increase in consolidated sales was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $369.9 million for 2003, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the weaker U.S. dollar, was 11.6% for 2003.

Sales of electronic components increased by $1.1 billion or 20.6% for 2003, compared with the year-earlier period. Sales in the NAC businesses for 2003 increased by 24.9%, compared with the year-earlier period. This increase was primarily a result of the acquisition of the IED business in late February 2003. The remaining factors impacting the overall increase in worldwide sales of electronic components include the impact of a weakened U.S. dollar on the translation of the company’s financial statements and the aforementioned increased sales in the Asia/Pacific region and North America.

Sales of computer products increased by $161.2 million or 8.3% for 2003, compared with the year-earlier period. Sales in the Enterprise Computing Solutions business increased by 18.2% in 2003, compared with the year-earlier period. Sales in the OEM business increased by 16.5% in 2003, compared with the year-earlier period. These increases were reduced, in part, by the 43.8% decrease in sales of the Nordic commodity computer products business, which was exited during the third quarter of 2003.

Gross Profit

The company recorded gross profit of $1.7 billion for 2004, compared with $1.4 billion in the year-earlier period. The increase in gross profit is primarily due to the 24.8% increase in sales in 2004. The gross profit margin for 2004 decreased by approximately 50 basis points when compared with the year-earlier period.

The decrease in gross profit margin is the result of the lower margin Asia/Pacific and NACP businesses accounting for a larger part of the company’s sales mix and pricing pressures in the marketplace relating to the worldwide components businesses. The change in the business model used for the sale of HP products, beginning in the first quarter of 2004, reduced the gross profit margin by approximately 30 basis points but had no impact on gross profit.

The company recorded gross profit of $1.4 billion for 2003, compared with $1.3 billion in the year-earlier period. The increase in gross profit is primarily due to the 17.3% increase in sales in 2003. The gross profit margin for 2003 decreased by approximately 70 basis points when compared with the year-earlier period. The decrease in gross profit margin is primarily due to margin pressures in the components businesses around the world.

Restructuring, Integration, and Other Charges (Credits)

The company recorded restructuring charges of $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively) and $38.0 million ($27.1 million net of related taxes or $.27 per share) in 2004 and 2003, respectively. These items are discussed in greater detail below.

Restructurings

The company, over the last 24 months, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100.0 million. The estimated restructuring charges associated with these actions total approximately $47.9 million, of which $9.8 million ($6.1 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and $38.0 million ($27.1 million net of related taxes or $.27 per share) were recorded in 2004 and 2003, respectively. These restructuring charges related primarily to personnel costs associated with the elimination of approximately 350 positions in 2004 and 1,085 positions in 2003 across multiple locations, segments, and functions. Approximately 85% of the total charge is expected to be spent in cash. The company will record the balance of approximately $.1 million over the next several quarters.

As of December 31, 2004, $5.8 million of these charges were accrued but unused of which $2.8 million are for personnel costs, $2.6 million are to address remaining facilities commitments, and $.4 million are for asset write-downs and other.

During 2004, the company recorded a restructuring charge of $1.6 million ($.9 million net of related taxes or $.01 per share) related to the 2001 restructuring. The net restructuring charge consisted of $2.1 million related to facilities and $.4 million of asset write-downs, offset, in part, by a credit of $.9 million.

Integration

During 2004, the company recorded an integration credit of $2.3 million ($1.4 million net of related taxes or $.01 per share), which primarily related to the renegotiations of facilities related obligations.

During 2003, the company incurred integration costs of $18.4 million related to the acquisition of IED. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share), relating primarily to severance costs for the company’s employees, was expensed and $11.5 million ($9.2 million net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional cost in excess of net assets of companies acquired.

As of December 31, 2004, approximately $.6 million of the IED related accrual was required to address remaining contractual obligations. The remaining integration accrual, as of December 31, 2004, of approximately $4.9 million relates to numerous acquisitions made prior to 2000 and primarily represent payments for remaining contractual obligations.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration accruals as of December 31, 2004 aggregate $22.1 million, of which $17.6 million is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $2.8 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

-
The facilities accruals totaling $13.8 million relate to terminated leases with expiration dates through 2010. Approximately $4.8 million will be paid in 2005. The minimum lease payments for these leases are approximately $4.0 million in 2006, $1.5 million in 2007, $2.2 million in 2008, and $1.3 million thereafter.

-
The customer termination accrual of $4.1 million relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset write-downs of $.3 million relate primarily to inventory, the majority of which are expected to be utilized by the end of 2005.

-	Other of $1.1 million primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2005.

In the first quarter of 2005, the company announced that it has taken additional actions to become more effectively organized and to improve its operating efficiencies, which will further reduce its costs on an annual basis by approximately $50.0 million with $40.0 million being realized in 2005. The company estimates the restructuring charge associated with these actions to be approximately $7.5 million.

Acquisition Indemnification

In the third quarter of 2003, the company recognized an acquisition indemnification charge of €11.3 million ($13.0 million or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec Europe SA (“Tekelec”), a French subsidiary of the company. The alleged activities occurred prior to the company’s purchase of Tekelec from Tekelec Airtronic SA in 2000. In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3.4 million in full settlement of this claim. The company recorded an acquisition indemnification credit of €7.9 million ($9.7 million at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter of 2004 to reduce the liability previously recorded (€11.3 million) to the required level (€3.4 million). In December 2004, Tekelec paid €3.4 million ($4.6 million at the exchange rate prevailing at year-end) in full settlement of this claim.

Impairment

In the fourth quarter of 2004, the company recorded an impairment charge related to costs in excess of net assets of companies acquired of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally relates to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

Severance

During 2002, the company’s then chief executive officer resigned. As a result, the company recorded a severance charge totaling $5.4 million ($3.2 million net of related taxes or $.03 per share), primarily based on the terms of his employment agreement. Included therein are provisions primarily related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

Operating Income

The company recorded operating income of $439.3 million in 2004 as compared with operating income of $184.0 million in 2003. The increase in operating income of $255.3 million is primarily a result of higher absolute gross profit dollars due to increased sales in 2004, the cost savings realized from the current restructurings, and the impact of the lower overall acquisition indemnification, restructuring, and integration charges in 2004 compared to 2003 offset, in part, by the impairment charge in 2004.

Operating expenses increased in 2004 compared with 2003 by $46.9 million or 3.8%. This increase is primarily due to the increase in the foreign exchange rates. Variable expenses related to incremental sales were partially offset by the cost savings resulting from the company’s restructuring activities.

The company recorded operating income of $184.0 million in 2003 as compared with $167.5 million in 2002. The increase in operating income of $16.5 million for 2003 compared with the year-earlier period is primarily a result of higher gross profit resulting from increased sales and the cost savings realized from the company’s restructuring activities, offset by an increase in the variable costs associated with higher sales and the impact of the acquisition indemnification, restructuring, and integration charges.

Operating expenses increased in 2003 compared with 2002 by $144.9 million or 13.3%. This increase was primarily due to the recording of an acquisition indemnification charge and restructuring charges in 2003 in addition to marginally higher variable expenses as a result of increased sales.

Loss on Prepayment of Debt

During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges total $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), of which $28.2 million was cash, and are recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $36.2 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2003, the company repurchased, through a series of transactions, $169.0 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84.8 million principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share). These charges total $6.6 million ($3.9 million net of related taxes or $.04 per share), of which $2.3 million was cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $15.4 million from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2002, the company repurchased $398.2 million principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20.9 million ($12.9 million net of related taxes or $.13 per share), of which $14.8 million was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $31.1 million from the dates of the repurchases through the 2003 maturity date.

Loss on Investment

The company determined that an other-than-temporary impairment occurred in 2004 related to an investment and, accordingly, recognized a loss on the investment of $1.3 million ($.01 per share).

Interest Expense

Net interest expense decreased 23.5% in 2004 to $103.2 million, compared with $135.0 million in 2003, primarily as a result of lower debt balances. The company has taken advantage of its strong liquidity by utilizing the cash proceeds from the sale of 13.8 million shares (net proceeds of $312.5 million) of common stock in February 2004, existing cash balances, and cash flow from operations of $187.5 million to prepay approximately $570.0 million of debt in 2004.

Net interest expense of $135.0 million in 2003 decreased from $152.6 million in 2002 primarily as a result of the generation of cash from operations of $291.6 million in 2003, which was utilized to reduce debt by $62.5 million offset, in part by the loss of interest income from the cash utilized to pay for the acquisition of IED and declining interest rates on high quality liquid investments.

Income Taxes

The company recorded an income tax provision of $96.4 million on income before income taxes and minority interest of $305.0 million for 2004 (an effective tax rate of 31.6%) compared with an income tax provision of $21.2 million on income before income taxes and minority interest of $47.3 million (an effective tax rate of 44.8%) for 2003. The income taxes recorded in 2004 are impacted by the aforementioned restructuring charges, integration credit, impairment charge, and loss on investment. Also, the acquisition indemnification credit did not result in a tax charge. The income taxes recorded in 2003 were impacted by the restructuring charges and integration charge, and the acquisition indemnification charge was not deductible for tax purposes. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

The company recorded an income tax provision of $21.2 million on income before income taxes and minority interest of $47.3 million for 2003 (an effective tax rate of 44.8%), compared with a tax benefit of $1.8 million on a loss before income taxes and minority interest of $3.3 million in 2002 (an effective tax benefit rate of 53.1%). The income taxes and effective tax rates recorded in 2003 and 2002 were impacted by the estimated tax benefit related to the aforementioned restructuring, integration, and severance charges. The company’s effective tax rate and income tax provision is primarily impacted by, among other factors, a tax reorganization completed at the end of 2002, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within NACP. Total cash proceeds of $42.9 million, after price adjustments, have been collected. The company’s consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for 2002.

The company recorded a loss of $10.2 million ($6.1 million net of related taxes or $.06 per share) on the disposal of Gates/Arrow. The loss related to personnel costs ($1.3 million), facilities ($3.1 million), professional fees ($.6 million), asset write-downs ($3.0 million), and other ($2.2 million).

Change in Accounting Principle

On January 1, 2002, the company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, and accordingly, discontinued the amortization of goodwill. As a result of the evaluation process performed during the second quarter of 2002, the company recorded an impairment charge of $603.7 million ($6.05 per share), which was recorded as a cumulative effect of change in accounting principle at January 1, 2002.

Net Income (Loss)

The company recorded net income of $207.5 million for 2004, compared with $25.7 million in the year-earlier period. Included in the results for 2004 are the acquisition indemnification credit of $9.7 million, restructuring charges of $6.9 million (net of related taxes), an integration credit of $1.4 million (net of related taxes), an impairment charge of $10.0 million, a loss on prepayment of debt of $20.3 million (net of related taxes), as well as a loss on investment of $1.3 million. Included in the results for 2003 are the acquisition indemnification charge of $13.0 million, restructuring charges of $27.1 million (net of related taxes), an integration charge of $4.8 million (net of related taxes), and a loss on prepayment of debt of $3.9 million (net of related taxes).

The company recorded net income of $25.7 million for 2003, compared with a net loss of $610.5 million in the year-earlier period. Included in the results for 2003 are the acquisition indemnification charge of $13.0 million, restructuring charges of $27.1 million (net of related taxes), an integration charge of $4.8 million (net of related taxes), and a loss on prepayment of debt of $3.9 million (net of related taxes). Included in the results for 2002 are the loss associated with discontinued operations of $5.9 million (net of related taxes), a loss on prepayment of debt of $12.9 million (net of related taxes), a cumulative effect of change in accounting principle of $603.7 million, and a severance charge of $3.2 million (net of related taxes) related to the resignation of the company’s then chief executive officer.

Liquidity and Capital Resources

At December 31, 2004, the company had cash, cash equivalents, and short-term investments of $463.9 million. The net amount of cash generated by the company’s operating activities during 2004 was $187.5 million primarily from earnings from operations, adjusted for non-cash items and the net impact of the charges, credits, and losses, partially offset by investments in working capital to support increased sales. The net amount of cash used for investing activities during 2004 was $196.4 million, including $158.6 million for net purchases of short-term investments, $35.0 million for acquired businesses and $23.5 million for various capital expenditures offset, in part, by proceeds of $9.6 million from notes receivable and net proceeds of $10.5 million from the sale of property, plant and equipment, which includes, $8.6 million from the sale of the Brookhaven, New York logistics center. The net amount of cash used for financing activities during 2004 was $300.6 million, primarily reflecting $329.6 million used to repurchase convertible debentures and $268.4 million used to repay 8.7% senior notes, offset, in part by the net proceeds of $312.5 million from the sale of common stock in February 2004. The effect of exchange rate changes on cash was an increase of $2.4 million.

The net amount of cash provided by the company’s operating activities in 2003 was $291.6 million, primarily a result of earnings from operations, adjusted for non-cash items and the net impact of the charges, and lower working capital requirements. The net amount of cash used for investing activities in 2003 was $261.5 million, including $231.3 million for acquired businesses and $32.0 million for various capital expenditures. The net amount of cash used for financing activities in 2003 was $96.7 million, primarily reflecting $282.2 million used to repay senior notes and $168.4 million used to repurchase convertible debentures, offset by the net proceeds of $346.3 million from the June 2003 senior note offering.

The net amount of cash provided by operating activities in 2002 was $667.9 million, primarily reflecting lower working capital requirements. The net amount of cash used for investing activities in 2002 was $79.8 million, including $111.9 million for acquired businesses and $51.7 million for various capital expenditures offset, in part, by the cash proceeds of $41.1 million from the sale of Gates/Arrow and the partial repayment of a note receivable of $41.7 million resulting from a previous transaction. The net amount of cash used for financing activities in 2002 was $484.3 million, primarily reflecting the early retirement of bonds due in the fourth quarter of 2003 and the repayment of short-term and long-term debt.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 63.0% and 58.0% at December 31, 2004 and 2003, respectively.

One of the characteristics of the company’s business is that in periods of revenue growth, investments in accounts receivable and inventories grow, and the company’s need for financing may increase. In the periods in which sales decline, investments in accounts receivable and inventories generally decrease, and cash is generated. In 2004, working capital increased at a slower rate than the increase in sales. The company continues to focus on improving its working capital management.

Net cash provided by operating activities decreased by $104.1 million in 2004, as compared with the year-earlier period, primarily due to investments in working capital to support increased sales, partially offset by earnings from operations, adjusted for non-cash items and the net impact of the charges, credits, and losses.

Net cash provided by operating activities decreased by $376.3 million in 2003, as compared with the year-earlier period, primarily due to investments in working capital to support increased sales, partially offset by earnings from operations, adjusted for non-cash items and the net impact of the charges.

Cash Flows from Investing Activities

In July 2004, the company acquired Disway, an electronic components distributor operating in Italy, Germany, Austria, and Switzerland. In 2003, Disway had sales of approximately $155.0 million. The final purchase price is subject to a full year audit.

In February 2003, the company acquired substantially all the assets of the IED business. The net cost of this acquisition was $238.1 million, including a final payment of $12.2 million during the first quarter of 2004.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. During 2004, the company made a payment in the amount of $.8 million to increase its ownership interest in Dicopel US and Dicopel SA from 70% to 80%. During 2003, the company made payments which aggregated $5.4 million to purchase additional interests in certain of its majority (but less than 100%) owned subsidiaries. If the put or call options on outstanding agreements were exercised at December 31, 2004, such payments would be approximately $11.0 million ($5.0 million at December 31, 2003). As these payments are based on the earnings of the acquired companies, the payments will change as the performance of these subsidiaries change.

The company utilizes short-term investments as part of its cash management activities. During 2004, the net purchases of short-term investments were $158.6 million.

During the second quarter of 2004, the company received proceeds of $8.6 million on the sale of its Brookhaven, New York logistics center.

Capital expenditures decreased in 2004 by $8.5 million, or 26.6% when compared with 2003 and also decreased in 2003 by $19.7 million, or 38.1%, when compared with 2002. These decreases are a result of the company’s continued cost containment actions, including the consolidation of facilities.

Cash Flows from Financing Activities

Total debt decreased to $1.47 billion at December 31, 2004 from $2.03 billion at December 31, 2003, primarily due to the repurchase of convertible debentures and redemption of the company’s 8.7% senior notes noted below.

During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges total $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), of which $28.2 million was cash, and are recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $36.2 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of $312.5 million. The proceeds were used to redeem $208.5 million of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91.9 million accreted value).

The company has a $550.0 million asset securitization program (the “program”). At December 31, 2004 and 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, has been extended through February 2008, and the facility fee has been reduced to .2%.

The company maintains a $450.0 million revolving credit facility which matures in December 2006. At December 31, 2004 and 2003, the company had no outstanding borrowings under this facility, for which the company pays a facility fee of .25% per annum.

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

During 2003, the company repurchased, through a series of transactions, $169.0 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84.8 million principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share). These charges total $6.6 million ($3.9 million net of related taxes or $.04 per share), of which $2.3 million was cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $15.4 million from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2002, the company repurchased $398.2 million principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20.9 million ($12.9 million net of related taxes or $.13 per share), of which $14.8 million was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $31.1 million from the dates of repurchase through the 2003 maturity date.

In March 2005, the company amended the indenture related to its convertible debentures to eliminate the company’s option to satisfy the put of such debentures by the holders thereof through the issuance of shares of the company’s common stock.

Restructuring and Integration Activities

Based on the aforementioned restructuring and integration charges, at December 31, 2004, the company has a remaining accrual of $22.1 million, of which $17.6 million is expected to be spent in cash. The expected cash payments are approximately $8.6 million in 2005, $4.0 million in 2006, $1.5 million in 2007, $2.2 million in 2008, and $1.3 million thereafter.

In the first quarter of 2005, the company announced that it has taken additional actions to become more effectively organized and to improve its operating efficiencies, which will further reduce its costs on an annual basis by approximately $50.0 million with $40.0 million being realized in 2005. The company estimates the restructuring charge associated with these actions to be approximately $7.5 million, the majority of which is expected to be spent in cash in 2005.

Contractual Obligations

Payments due under contractual obligations at December 31, 2004 were as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
Long-term debt (a)	$7,892	$498,168	$300	$962,538	$1,468,898
Interest on long-term debt	90,198	144,806	128,629	460,430	824,063
Capital leases	570	1,356	1,673	1,845	5,444
Operating leases	55,671	76,570	39,393	76,076	247,710
Purchase obligations (b)	1,049,645	23,417	3,128	1,255	1,077,445
Other (c)	5,247	5,035	-	-	10,282

	$1,209,223	$749,352	$173,123	$1,502,144	$3,633,842

(a)	Includes convertible debentures of $298.6 million, due in 2021, which may be put to the company in February 2006 at a future accreted value of $312.4 million, which includes interest.

(b)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2004. Most of the company’s inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(c)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company is unable to estimate the projected contributions beyond 2010. Also included are amounts relating to personnel, customer termination, and certain other costs resulting from restructuring and integration activities. Amounts relating to facilities are included in operating leases.

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2004, the company’s pro-rata share of this debt was $7.8 million. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

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

Critical Accounting Policies and Estimates

The company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies, among others, involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

-
The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

A portion of the company’s business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has been shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $171.0 million for the nine months ended September 30, 2004 and $151.0 million and $120.4 million in 2003 and 2002, respectively.

-
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. In addition, if the financial condition of the company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

-
Inventories are recorded at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the company, additional write-downs of inventories may be required. Due to the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated.

-
The company assesses its investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

   -  broad economic factors impacting the investee’s industry,
   -  publicly available forecasts for sales and earnings growth for the industry and investee, and
   -  the cyclical nature of the investee’s industry.

The company could potentially have an impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.

-
The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2004, the company believes it has appropriately accrued for probable contingencies. To the extent the company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the company’s effective tax rate in a given financial statement period could be affected.

-
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company has also entered into interest rate swap transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.

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

-
The company has recorded charges in connection with restructuring its businesses, as well as the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the valuation of certain assets including accounts receivable, inventories, and investments. Actual amounts could be different from those estimated.

-
The costs and obligations of the company’s defined benefit pension plan are dependent on actuarial assumptions. The two critical assumptions used which impact the net periodic pension cost (income) and the benefit obligation are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality corporate bond and the expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

-
The company performs an annual impairment test as of the first day of the fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using a weighted average multiple of earnings before interest and taxes from comparable companies. In determining the fair value, the company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record an impairment charge.

-
Shipping and handling costs may be reported as either a component of cost of products sold or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statement of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2004 would decrease from 16.2% to 15.6% with no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. Statement No. 123R will require companies to expense SBP awards with compensation cost for SBP transactions measured at fair value. The company will adopt the new accounting provisions of Statement 123R in the third quarter of 2005. The company is currently evaluating the impact of applying the various provisions of Statement No. 123R.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward or option contract (collectively, “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge”. Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2004 and 2003 was $224.7 million and $222.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2004 and 2003. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $246.3 million and increased operating income of $11.9 million for 2004, compared with the year-earlier periods, based on 2003 sales at the average rate for 2004. Sales and operating income would have decreased by approximately $272.5 million and $13.2 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2004. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

Interest Rate Risk

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company uses interest rate swaps to manage its targeted mix of fixed and floating rate debt. At December 31, 2004, approximately 64% of the company’s debt was subject to fixed rates, and 36% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in 2004. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, on January 1, 2002, Arrow Electronics, Inc. adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets”.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 11, 2005

CONSOLIDATED STATEMENT OF OPERATIONS

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2004	2003	2002
Sales	$10,646,113	$8,528,331	$7,269,799

Costs and expenses:
Cost of products sold	8,922,962	7,107,378	6,010,226
Selling, general and administrative expenses	1,213,547	1,112,192	1,020,527
Depreciation and amortization	60,879	66,845	66,141
Acquisition indemnification charge (credit)	(9,676)	13,002	-
Restructuring charges	11,391	37,965	-
Integration charge (credit)	(2,323)	6,904	-
Impairment charge	9,995	-	-
Severance charge	-	-	5,375

	10,206,775	8,344,286	7,102,269

Operating income	439,338	184,045	167,530

Equity in earnings of affiliated companies	4,106	4,797	2,607

Loss on prepayment of debt	33,942	6,571	20,887

Loss on investment	1,318	-	-

Interest expense, net	103,201	134,987	152,590

Income (loss) before income taxes and minority interest	304,983	47,284	(3,340)

Provision for (benefit from) income taxes	96,436	21,206	(1,772)

Income (loss) before minority interest	208,547	26,078	(1,568)

Minority interest	1,043	378	(706)

Income (loss) from continuing operations	207,504	25,700	(862)

Loss from discontinued operations, net of taxes (including net loss from disposal of $6,120 in 2002)	-	-	5,911

Income (loss) before cumulative effect of change in accounting principle	207,504	25,700	(6,773)

Cumulative effect of change in accounting principle	-	-	(603,709)

Net income (loss)	$207,504	$25,700	$(610,482)

Net income (loss) per basic share:

Income (loss) from continuing operations	$1.83	$.26	$(.01)
Loss from discontinued operations	-	-	(.06)
Cumulative effect of change in accounting principle	-	-	(6.05)

Net income (loss) per basic share	$1.83	$.26	$(6.12)

Net income (loss) per diluted share:

Income (loss) from continuing operations	$1.75	$.25	$(.01)
Loss from discontinued operations	-	-	(.06)
Cumulative effect of change in accounting principle	-	-	(6.05)

Net income (loss) per diluted share	$1.75	$.25	$(6.12)

Average number of shares outstanding:
Basic	113,109	100,142	99,786
Diluted	124,561	100,917	99,786

See accompanying notes.

CONSOLIDATED BALANCE SHEET

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$305,294	$612,404
Short-term investments	158,600	-

Total cash and short-term investments	463,894	612,404

Accounts receivable, net	1,984,122	1,770,690
Inventories	1,486,478	1,327,523
Prepaid expenses and other assets	93,039	106,853

Total current assets	4,027,533	3,817,470

Property, plant and equipment at cost:
Land	40,340	43,676
Buildings and improvements	184,344	197,142
Machinery and equipment	418,721	413,861

	643,405	654,679
Less: accumulated depreciation and amortization	(380,422)	(366,550)

Property, plant and equipment, net	262,983	288,129

Investments in affiliated companies	34,302	31,210
Cost in excess of net assets of companies acquired	974,285	923,256
Other assets	209,998	283,625

Total assets	$5,509,101	$5,343,690

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,261,971	$1,211,724
Accrued expenses	395,955	425,253
Short-term borrowings	8,462	14,349

Total current liabilities	1,666,388	1,651,326

Long-term debt	1,465,880	2,016,627
Other liabilities	182,647	170,406

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2004 and 2003
Issued - 117,675 and 103,878 shares in 2004 and 2003, respectively	117,675	103,878
Capital in excess of par value	797,828	503,320
Retained earnings	1,145,806	938,302
Foreign currency translation adjustment	190,595	67,046

	2,251,904	1,612,546
Less: Treasury stock (1,374 and 2,798 shares in 2004 and 2003, respectively), at cost	(36,735)	(74,816)
Unamortized employee stock awards	(3,738)	(8,074)
Other	(17,245)	(24,325)

Total shareholders’ equity	2,194,186	1,505,331

Total liabilities and shareholders’ equity	$5,509,101	$5,343,690

See accompanying notes.

CONSOLIDATED STATEMENT OF CASH FLOWS

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$207,504	$25,700	$(610,482)
Loss from discontinued operations, net	-	-	5,911

Net income (loss) from continuing operations	207,504	25,700	(604,571)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operations:
Minority interest	1,043	378	(706)
Depreciation and amortization	65,675	73,913	78,783
Accretion of discount on convertible debentures	16,827	27,906	28,840
Equity in earnings of affiliated companies	(4,106)	(4,797)	(2,607)
Deferred income taxes	44,732	12,187	(7,935)
Acquisition indemnification charge (credit)	(9,676)	13,002	-
Restructuring charges, net of taxes	6,943	27,144	-
Integration charge (credit), net of taxes	(1,389)	4,822	-
Impairment charge	9,995	-	-
Loss on prepayment of debt, net of taxes	20,297	3,930	12,949
Loss on investment	1,318	-	-
Severance charge, net of taxes	-	-	3,214
Cumulative effect of change in accounting principle	-	-	603,709
Change in assets and liabilities, net of effects of acquired businesses and dispositions:
Accounts receivable	(122,882)	(196,860)	135,329
Inventories	(97,083)	46,755	240,986
Prepaid expenses and other assets	1,843	4,087	(3,986)
Accounts payable	11,588	213,251	251,153
Accrued expenses	23,423	36,496	(57,781)
Other	11,454	3,644	(9,505)

Net cash provided by operating activities	187,506	291,558	667,872

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(23,516)	(32,046)	(51,747)
Proceeds from sale of property, plant and equipment	10,507	-	-
Cash consideration paid for acquired businesses	(34,979)	(231,288)	(111,876)
Investments	524	763	(5,832)
Purchase of short-term investments	(452,587)	-	-
Proceeds from sale of short-term investments	293,987	-	-
Proceeds from notes receivable	9,627	-	41,667
Proceeds from sale of discontinued operations	-	1,025	41,081
Proceeds from sale of investments	-	-	6,953

Net cash used for investing activities	(196,437)	(261,546)	(79,754)

Cash flows from financing activities:
Change in short-term borrowings	(39,875)	4,774	(81,321)
Change in long-term debt	(3,144)	(2,558)	(6,197)
Repurchase of senior notes	(268,399)	(282,207)	(405,192)
Repurchase of zero coupon convertible debentures	(329,639)	(168,426)	-
Proceeds from senior note offering	-	346,286	-
Proceeds from common stock offering	312,507	-	-
Proceeds from exercise of stock options	27,925	5,442	8,408

Net cash used for financing activities	(300,625)	(96,689)	(484,302)

Effect of exchange rate changes on cash	2,446	(15,011)	33,415

Net increase (decrease) in cash and cash equivalents	(307,110)	(81,688)	137,231
Cash and cash equivalents at beginning of year	612,404	694,092	556,861

Cash and cash equivalents at end of year	$305,294	$612,404	$694,092

See accompanying notes.

CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital		Currency		Employee	Other
	at Par	in Excess of	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Par Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2001	$103,856	$524,299	$1,523,084	$(259,694)	$(106,921)	$(12,363)	$(5,800)	$1,766,461

Net loss	-	-	(610,482)	-	-	-	-	(610,482)
Translation adjustments	-	7	-	114,463	-	-	-	114,470
Unrealized loss on securities	-	-	-	-	-	-	(2,356)	(2,356)
Minimum pension liability adjustments	-	-	-	-	-	-	(37,138)	(37,138)

Comprehensive loss								(535,506)

Exercise of stock options	-	(3,158)	-	-	11,566	-	-	8,408
Tax benefits related to exercise of stock options	-	1,470	-	-	-	-	-	1,470
Restricted and other stock awards, net	(2)	98	-	-	3,640	(3,736)	-	-
Amortization of employee stock awards	-	-	-	-	-	5,925	-	5,925
Other	24	(12,270)	-	-	(60)	797	-	(11,509)

Balance at December 31, 2002	103,878	510,446	912,602	(145,231)	(91,775)	(9,377)	(45,294)	1,235,249

Net income	-	-	25,700	-	-	-	-	25,700
Translation adjustments	-	-	-	212,277	-	-	-	212,277
Unrealized gain on securities	-	-	-	-	-	-	915	915
Unrealized gain on options	-	-	-	-	-	-	612	612
Minimum pension liability adjustments	-	-	-	-	-	-	19,442	19,442

Comprehensive income								258,946

Exercise of stock options	-	(2,741)	-	-	8,183	-	-	5,442
Tax benefits related to exercise of stock options	-	518	-	-	-	-	-	518
Restricted stock awards, net		(4,890)	-	-	8,798	(3,908)	-	-
Amortization of employee stock awards	-	-	-	-	-	5,184	-	5,184
Other	-	(13)	-	-	(22)	27	-	(8)

Balance at December 31, 2003	$103,878	$503,320	$938,302	$67,046	$(74,816)	$(8,074)	$(24,325)	$1,505,331

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (continued)
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital		Currency		Employee	Other
	at Par	in Excess of	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Par Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2003	$103,878	$503,320	$938,302	$67,046	$(74,816)	$(8,074)	$(24,325)	$1,505,331

Net income	-	-	207,504	-	-	-	-	207,504
Translation adjustments	-	-	-	123,549	-	-	-	123,549
Unrealized gain on securities	-	-	-	-	-	-	6,654	6,654
Unrealized loss on options	-	-	-	-	-	-	(612)	(612)
Minimum pension liability adjustments	-	-	-	-	-	-	1,038	1,038

Comprehensive income								338,133

Issuance of common stock	13,800	298,707	-	-	-	-	-	312,507
Performance awards	-	1,772	-	-	-	-	-	1,772
Exercise of stock options	-	(10,173)	-	-	38,098	-	-	27,925
Tax benefits related to exercise of stock options	-	2,890	-	-	-	-	-	2,890
Restricted stock awards, net	-	119	-	-	-	(119)	-	-
Amortization of employee stock awards	-	-	-	-	-	4,368	-	4,368
Other	(3)	1,193	-	-	(17)	87	-	1,260

Balance at December 31, 2004	$117,675	$797,828	$1,145,806	$190,595	$(36,735)	$(3,738)	$(17,245)	$2,194,186

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents

Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have maturities of three months or less when acquired.

Short-term Investments

Short-term investments, consisting primarily of high-grade debt securities including Auction Rate Securities, are classified as available-for-sale securities. The company classifies as short-term investments those investments with an original maturity of less than one year or those investments it intends to sell within one year. The carrying amount reported in the consolidated balance sheet for short-term investments approximates fair value.

Financial Instruments

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company has also entered into interest rate swap transactions that convert certain fixed rate debt to variable rate debt, effectively hedging the change in fair value of the fixed rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.

Inventories

Inventories are stated at the lower of cost or market. Cost approximates the first-in, first-out method.

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

Investments

Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

its investments in equity method investees meeting these characteristics as “Investments in affiliated companies” in the accompanying consolidated balance sheet.

All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in “Other assets” in the accompanying consolidated balance sheet. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value, distributions of earnings, and additional investments. If classified as available-for sale, the company accounts for the changes in the fair value with unrealized gains or losses reflected in the shareholders’ equity section in the accompanying consolidated balance sheet in “Other”. The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the accompanying consolidated balance sheet in “Other”. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

-	broad economic factors impacting the investee’s industry,
-	publicly available forecasts for sales and earnings growth for the industry and investee, and
-	the cyclical nature of the investee’s industry.

The company could potentially have an impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.

Cost in Excess of Net Assets of Companies Acquired

On January 1, 2002, the company adopted Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets”, and accordingly, discontinued the amortization of goodwill. As a result of the evaluation process performed during the second quarter of 2002, the company recorded an impairment charge of $603,709 ($6.05 per share), which was recorded as a cumulative effect of a change in accounting principle at January 1, 2002. The company performs an annual impairment test as of the first day of the fourth quarter. In addition, the company adopted, as of January 1, 2002, FASB Statement No. 141, “Business Combinations”, which requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and that certain identifiable intangible assets be recognized as assets apart from goodwill. The company has no identifiable intangible assets other than goodwill.

The company performs an annual impairment test as of the first day of the fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the company reviews both quantitative as well as qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using a weighted average multiple of earnings before interest and taxes from comparable companies. In determining the fair value, the company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record an impairment charge.

Foreign Currency Translation

The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity in the accompanying consolidated balance sheet. The results of foreign operations are translated at the monthly average exchange rates.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Income Taxes

Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it would not be able to realize all or part of its deferred tax assets in the future, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2004, the company believes it has appropriately accrued for probable contingencies. To the extent the company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the company’s effective tax rate in a given financial statement period could be affected.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. Comprehensive income (loss) consists of foreign currency translation adjustments, unrealized gain (loss) on securities, unrealized gain on foreign exchange options, and minimum pension liability adjustments. The foreign currency translation adjustments included in comprehensive income (loss) have not been tax effected as investments in foreign affiliates are deemed to be permanent. No deferred income tax has been provided on the unrealized gain on securities as the company has sufficient capital loss carryforwards.

Stock-based Compensation

The company accounts for stock-based compensation using Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees”. The company adopted the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (collectively, “Statement No. 123”) which uses a fair-value based method of accounting for stock-based employee compensation plans.

The company’s current method of accounting utilizes the intrinsic value method whereby stock options are granted at market price and therefore no compensation costs are recognized.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

If compensation expense for the company’s various stock-based compensation plans (“compensation plans”) had been determined utilizing the fair value method of accounting at the grant dates for awards under the compensation plans in accordance with Statement No. 123, the company’s pro forma net income (loss) and basic and diluted net income (loss) per share would have been as follows:

	2004	2003	2002
Net income (loss), as reported	$207,504	$25,700	$(610,482)
Deduct: Impact of stock-based employee compensation expense determined under fair value method for all awards, net of related taxes	(11,073)	(10,020)	(10,131)

Pro forma net income (loss)	$196,431	$15,680	$(620,613)

Net income (loss) per share:
Basic-as reported	$1.83	$.26	$(6.12)

Basic-pro forma	$1.74	$.16	$(6.22)

Diluted-as reported	$1.75	$.25	$(6.12)

Diluted-pro forma	$1.66	$.16	$(6.22)

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant, during 2004, 2003, and 2002 was $11.34, $9.62, and $7.77 per share, respectively. The weighted average fair value was estimated using the following assumptions:

	2004	2003	2002
Expected life (months)	52	48	48
Risk-free interest rate (percent)	3.3	2.5	2.7
Expected volatility (percent)	47	55	60

There is no expected dividend yield.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s operations are classified into two reportable business segments, the distribution of electronic components and the distribution of computer products.

Revenue Recognition

The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services have been rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

A portion of the company’s business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product has been shipped.

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $171,004 for the nine months ended September 30, 2004 and $150,982 and $120,355 in 2003 and 2002, respectively.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $57,296, $42,941, and $32,747 in 2004, 2003, and 2002, respectively.

Software Development Costs

The company capitalizes qualifying costs under FASB Statement of Position 98-1, “Accounting for the Costs to Develop or Obtain Software for Internal Use” including certain costs incurred in connection with developing or obtaining software for internal use. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to five years.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. Statement No. 123R will require companies to expense SBP awards with compensation cost for SBP transactions measured at fair value. The company will adopt the new accounting provisions of Statement 123R in the third quarter of 2005. The company is currently evaluating the impact of applying the various provisions of Statement No. 123R.

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

2. Acquisitions

In July 2004, the company acquired Disway AG (“Disway”), an electronic components distributor in Italy, Germany, Austria, and Switzerland. In 2003, Disway had sales of approximately $155,000. The final purchase price is subject to a full year audit. For financial reporting purposes, the Disway acquisition has been accounted for as a purchase transaction. Accordingly, Disway’s results of operations have been included in the consolidated results of the company from the date of acquisition.

In February 2003, the company acquired substantially all the assets of the Industrial Electronics Division (“IED”) of Agilysys, Inc. IED was an electronics distributor serving industrial original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The net consideration paid for this acquisition was $238,132, of which $225,953 was paid through December 31, 2003 and $12,179 was paid during the first quarter of 2004.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A summary of the allocation of the net consideration paid for the IED business to the fair value of the assets acquired and liabilities assumed is as follows:

Current assets:
Accounts receivable, net	$102,723
Inventories	113,957
Prepaid expenses and other assets	461

Total current assets	217,141

Property, plant and equipment	3,447
Cost in excess of net assets of companies acquired	75,127
Other assets	10,799

Total assets	306,514

Current liabilities:
Accounts payable	47,873
Accrued expenses	20,509

Total current liabilities	68,382

Net consideration paid	$238,132

The cost in excess of net assets of companies acquired of $75,127 has been allocated to the company’s electronic components segment. Of the total amount, $54,437 is expected to be deductible for tax purposes.

The IED acquisition has been accounted for as a purchase transaction. Accordingly, the consolidated results of the company, for 2003, include IED’s performance from the date of acquisition.

The unaudited summary of operations for the year ended December 31, 2003 has been prepared on a pro forma basis, as though the acquisition of the IED business occurred on January 1, 2003, as follows (shares in thousands):

2003
Sales	$8,624,331
Net income	28,777

Net income per basic and diluted share	$.29
Average number of shares outstanding:
Basic	100,142
Diluted	100,917

The 2003 unaudited summary of operations does not purport to be indicative of the results which would have been obtained if the acquisition had been made at the beginning of 2003 or of those results which may be obtained in the future.

During 2002, the company purchased 100% of a division of Adecom Srl and acquired a 51% interest in Adecom Services Srl. The company also increased its holdings in IR Electronics from 64% to 100% and increased its ownership in Arrow/Ally, Inc. from 75% to 97.4%. The aggregate cost of these acquisitions was $4,104.

In connection with certain acquisitions, the company was required to make future payments contingent upon the acquired businesses’ earnings and in certain instances, the achievements of operating goals. During 2002, the company made such payments aggregating $108,470, of which $95,659 was capitalized as cost in excess of net assets of companies acquired, and $12,811 was recorded as a reduction of capital in excess of par value. At December 31, 2004 and 2003, the company did not have any further requirements to make additional payments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. During 2004, the company made a payment in the amount of $805 to increase its ownership interest in Dicopel US and Dicopel SA (collectively, “Dicopel”) from 70% to 80%. During 2003, the company made such payments which aggregated $5,376 to increase its ownership interest in Arrow Components (NZ) Limited to 100%; in Dicopel from 60% to 70%; and in Components Agent (Cayman) Limited to 100%. During 2002, there were no such payments made. The aforementioned payments were capitalized as cost in excess of net assets acquired partially offset by the carrying value of the related minority interest. If the put or call options on outstanding agreements were exercised at December 31, 2004, such payments would be approximately $11,000 ($5,000 at December 31, 2003), which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the earnings of the acquired companies, the payments will change as the performance of these subsidiaries change.

3. Investments

Affiliated Companies

The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd., a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

The following tables present the company’s investment in Marubun/Arrow and the company’s investment and long-term note receivable in Altech Industries at December 31, 2004 and 2003, and the equity in earnings of affiliated companies for the years ended December 31, 2004 and 2003:

	Investments in		Equity in earnings of
	affiliated companies		affiliated companies
	2004	2003	2004	2003
Marubun/Arrow	$18,841	$15,364	$4,290	$3,967
Altech Industries	15,461	15,846	(184)	830

	$34,302	$31,210	$4,106	$4,797

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2004 and 2003, the company’s pro-rata share of this debt was $7,750 and $7,290, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

Investment Securities

The company determined that an other-than-temporary impairment occurred in 2004 related to an investment and, accordingly, recognized a loss on the investment of $1,318 ($.01 per share).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

During 2003, in connection with the acquisition of IED, and included in the purchase price thereof, the company paid $10,799 to acquire a 5% interest in World Peace Industrial Co., Ltd. The company also has an 8.4% ownership interest in Marubun Corporation (“Marubun”), a Japanese company. These investments are accounted for as available-for-sale securities using the fair value method as follows:

	2004	2003
Cost basis	$33,863	$33,863
Net unrealized holding losses	(2,777)	(7,241)

Fair value	$31,086	$26,622

The fair value of these investments are included in “Other assets” and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

At December 31, 2004, the cost of the company’s investment in Marubun was $23,065, the unrealized holding loss was $3,543, and the fair value was $19,522. Since December 31, 2003, the fair value of the company’s investment has increased by $6,526. Although the fair value of the Marubun investment has been below the cost basis for more than two years, the company has concluded that an other-than-temporary decline has not occurred based upon its assessment of the following factors:

-	broad worldwide and Japan specific economic factors,
-	publicly available forecasts for sales and earnings growth for the industry and Marubun,
-	the cyclical nature of the technology industry, and
-	recent financial performance of Marubun.

As Marubun experiences the same worldwide technology cyclical effects as the rest of the electronics distribution industry, it experienced period over period growth in sales for the quarter and reported its sixth consecutive profitable quarter for the quarter ended December 31, 2004. Marubun also reported a strong balance sheet as of December 31, 2004. Marubun’s stock value has fluctuated over the last twelve months, with an increase of 50% compared with the stock value at December 31, 2003. Additionally, the company has the intent and ability to retain this investment over a period of time, which would be sufficient to allow for any recovery in market value. The company could potentially realize an impairment charge in future periods if, among other factors, Marubun’s future earnings differ from currently available forecasts. Such an impairment charge would have been $3,543 ($.03 per share) for the year ended December 31, 2004.

4. Discontinued Operations

In May 2002, the company sold substantially all of the assets of Gates/Arrow, a business unit within the company’s North American Computer Products (“NACP”) group. Total cash proceeds of $42,873, after price adjustments, have been collected. The company’s consolidated financial statements and related notes have been presented to reflect Gates/Arrow as a discontinued operation for 2002 which reflect net sales of $180,534 and a loss from discontinued operations, net of taxes, of $5,911, through the disposition date of May 31, 2002.

The company recorded a loss of $10,234 ($6,120 net of related taxes or $.06 per share) on the disposal of Gates/Arrow related to personnel costs ($1,250), facilities ($3,144), professional fees ($599), asset write-downs ($3,000), and other ($2,241).

As of December 31, 2003, the company had $922 of unused accruals primarily related to facilities.

During 2004, net cash payments of $13 for personnel costs and $720 for facilities were recorded against the accrual. As a result, as of December 31, 2004, the company had an unused accrual of $189 relating to facilities, which is expected to be utilized by the end of 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

5. Accounts Receivable

The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Funding Corporation (“AFC”), a wholly owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At December 31, 2004 and 2003, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, has been extended through February 2008. The program has not been utilized by the company since June 2001.

Accounts receivable, net, consists of the following at December 31:

	2004	2003
Accounts receivable	$2,026,598	$1,817,769
Allowance for doubtful accounts	(42,476)	(47,079)

Accounts receivable, net	$1,984,122	$1,770,690

6. Cost in Excess of Net Assets of Companies Acquired

In the fourth quarter of 2004, the company recorded an impairment charge related to costs in excess of net assets of companies acquired of $9,995 ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally relates to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

Cost in excess of net assets of companies acquired, related to the company’s electronic components business segment, is as follows:

December 31, 2002	$748,368
Acquisitions	79,986
Other (primarily foreign currency translation)	94,902

December 31, 2003	923,256
Acquisitions	34,064
Impairment charge	(9,995)
Other (primarily foreign currency translation)	26,960

December 31, 2004	$974,285

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any other intangible assets subject to valuation.

7. Debt

At December 31, 2004 and 2003, the company had short-term borrowings of $8,462 and $14,349, respectively, which are primarily utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2004 and 2003 were 4.5% and 2.4%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2004	2003
8.7% senior notes, due 2005	$-	$249,998
7% senior notes, due 2007	199,480	199,230
9.15% senior notes, due 2010	199,980	199,977
6.875% senior notes, due 2013	349,423	349,355
6.875% senior debentures, due 2018	197,195	196,985
7.5% senior debentures, due 2027	196,911	196,771
Zero coupon convertible debentures, due 2021	298,625	601,643
Interest rate swaps	11,904	10,070
Other obligations with various interest rates and due dates	12,362	12,598

	$1,465,880	$2,016,627

The 7% senior notes and the 7.5% senior debentures are not redeemable prior to their maturity. The 8.7% senior notes were fully repurchased and/or redeemed during 2004. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be prepaid at the option of the company subject to “make whole” clauses.

The estimated fair market value at December 31, as a percentage of par value, is as follows:

	2004	2003
8.7% senior notes, due 2005	-	109%
7% senior notes, due 2007	106%	108%
9.15% senior notes, due 2010	121%	120%
6.875% senior notes, due 2013	110%	106%
6.875% senior debentures, due 2018	107%	102%
7.5% senior debentures, due 2027	110%	103%
Zero coupon convertible debentures, due 2021	53%	54%

The company’s interest rate swaps and other obligations approximate their fair value.

Annual payments of borrowings during each of the years 2005 through 2009 are $8,462, $299,852, $199,672, $1,075, and $898, respectively, and $964,383 for all years thereafter. Included in payments for 2006 are the zero coupon convertible debentures due in 2021, which could be initially put to the company in February 2006 (“convertible debentures”).

The company maintains a $450,000 revolving credit facility which matures in December 2006. At December 31, 2004 and 2003, the company had no outstanding borrowings under this facility.

The three-year revolving credit facility and the asset securitization program include terms and conditions which limit the incurrence of additional borrowings, limit the company’s ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2004. The company is currently not aware of any events which would cause non-compliance in the future.

During 2004, the company repurchased, through a series of transactions, $319,849 accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15,021 ($8,982 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges total $33,942 ($20,297 net of related taxes or $.18 and $.16 per share on a basic and diluted

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

basis, respectively), of which $28,194 was cash, and are recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $36,200 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of $312,507. The proceeds were used to redeem $208,500 of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91,873 accreted value).

During 2003, the company repurchased, through a series of transactions, $168,974 accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3,629 ($2,171 net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84,820 principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,942 ($1,759 net of related taxes or $.02 per share). These charges total $6,571 ($3,930 net of related taxes or $.04 per share), of which $2,318 was cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $15,400 from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In June 2003, the company completed the sale of $350,000 principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346,286 were used to repay $192,010 of the aforementioned 8.2% senior notes and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted income by $4,700 ($2,900 net of related taxes).

During 2002, the company repurchased $398,170 principal amount of its 6.45% and 8.2% senior notes, due in the fourth quarter of 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $20,887 ($12,949 net of related taxes or $.13 per share), of which $14,748 was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $31,080 from the dates of the repurchases through the 2003 maturity date.

The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. Interest expense, net, includes interest income of $9,310, $11,278, and $21,248 in 2004, 2003, and 2002, respectively. Interest paid, net of interest income, amounted to $97,367, $102,221, and $129,833 in 2004, 2003, and 2002, respectively.

In March 2005, the company amended the indenture related to its convertible debentures to eliminate the company’s option to satisfy the put of such debentures by the holders thereof through the issuance of shares of the company’s common stock.

8. Financial Instruments

The company enters into foreign exchange forward or option contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2004 and 2003 was $224,652 and $222,695, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2004 and 2003.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other assets” and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheet.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.53% and 3.80% at December 31, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $12,650 at December 31, 2004.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.81% and 5.20% at December 31, 2004 and 2003, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $746 at December 31, 2004 and had a fair value of $1,649 at December 31, 2003.

In August 2002, the company entered into a series of interest rate swaps (the “2002 swaps”), with an aggregate notional amount of $250,000. During the first quarter of 2004, the company, in conjunction with the aggregate repurchase and/or redemption of the outstanding $250,000 principal amount of its 8.7% senior notes, terminated the 2002 swaps and recognized a gain of $7,424. This gain was reported as a component of the aforementioned loss on prepayment of debt of $18,921. The 2002 swaps were classified as fair value hedges and had a fair value of $8,421 at December 31, 2003.

9. Income Taxes

The provision for (benefit from) income taxes for the years ended December 31 consists of the following:

	2004	2003	2002
Current
Federal	$3,528	$(582)	$(65,237)
State	3,349	-	(18,610)
Foreign	44,827	28,485	9,460

	51,704	27,903	(74,387)

Deferred
Federal	32,738	(16,093)	57,004
State	6,053	(3,998)	9,790
Foreign	5,941	13,394	5,821

	44,732	(6,697)	72,615

	$96,436	$21,206	$(1,772)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2004	2003	2002
United States	$109,221	$(70,356)	$(115,212)
Foreign	195,762	117,640	111,872

Income (loss) before income taxes and minority interest	$304,983	$47,284	$(3,340)

Provision (benefit) at statutory rate	$106,744	$16,550	$(1,168)
State taxes, net of federal benefit	6,111	(2,599)	(5,733)
Foreign effective tax rate differential	(18,912)	611	(23,980)
Capital loss valuation allowance	1,966	(3,169)	17,600
Other non-deductible expenses	650	6,032	7,516
Other	(123)	3,781	3,993

Provision for (benefit from) income taxes	$96,436	$21,206	$(1,772)

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheet. These temporary differences result in taxable or deductible amounts in future years.

The significant components of the company’s deferred tax assets and liabilities, included primarily in “Prepaid expenses and other assets”, “Other assets”, and “Other liabilities” in the accompanying consolidated balance sheet, consist of the following at December 31:

	2004	2003
Deferred tax assets:
Goodwill	$16,301	$15,794
Net operating loss carryforwards	66,793	121,470
Capital loss carryforwards	16,397	14,431
Inventory adjustments	32,780	34,122
Allowance for doubtful accounts	9,909	12,592
Accrued expenses	21,272	17,982
Pension costs	11,291	11,896
Integration and restructuring reserves	2,690	6,022
Other	-	5,671

	177,433	239,980
Valuation allowance	(32,649)	(45,441)

Total deferred tax assets	$144,784	$194,539

Deferred tax liabilities:
Goodwill	$(55,152)	$(51,691)
Depreciation	(555)	(1,445)
Other	(7,032)	(1,666)

Total deferred tax liabilities	$(62,739)	$(54,802)

Total net deferred tax assets	$82,045	$139,737

At December 31, 2004, certain international subsidiaries had tax loss carryforwards of approximately $195,481 expiring in various years after 2004. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $49,415 as of December 31, 2004 have been recorded with a corresponding valuation allowance of $16,252. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the foreign effective tax rate differential.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

At December 31, 2004, the company had a capital loss carryforward of approximately $40,788. This loss will expire through 2009. A full valuation allowance of $16,397 has been provided against the deferred tax asset relating to the capital loss carryforward.

The valuation allowance reflects the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were approximately $915,595 at December 31, 2004. No deferred U.S. federal income taxes have been provided for the undistributed earnings to the extent that they are permanently reinvested in the company’s international operations. The company does not plan to repatriate the undistributed earnings of the international subsidiaries under the provisions of the American Jobs Creation Act.

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2004, the company believes it has appropriately accrued for probable contingencies.

Income taxes paid, net of income taxes refunded, amounted to $44,545 in 2004. Income taxes refunded, net of income taxes paid, amounted to $48,967 and $30,492, in 2003 and 2002, respectively.

10. Restructuring, Integration, and Other Charges (Credits)

The company recorded restructuring charges of $11,391 ($6,943 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively) and $37,965 ($27,144 net of related taxes or $.27 per share) in 2004 and 2003, respectively. These items are discussed in greater detail below.

Restructurings

The company, over the last 24 months, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100,000. The estimated restructuring charges associated with these actions total approximately $47,900, of which $9,830 ($6,087 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and $37,965 ($27,144 net of related taxes or $.27 per share) were recorded in 2004 and 2003, respectively. Approximately 85% of the total charge is expected to be spent in cash. The company will record the balance of approximately $100 over the next several quarters.

The restructuring charges in 2004 and 2003 are comprised of the following at December 31, 2004:

	Personnel		Asset
	Costs	Facilities	Write-down	Other	Total

December 2002	$-	$-	$-	$-	$-
Additions (a)	26,837	6,015	3,088	2,025	37,965
Payments	(23,598)	(1,275)	-	(534)	(25,407)
Foreign currency translation	(543)	15	(14)	(8)	(550)
Non-cash usage	-	-	(2,606)	(115)	(2,721)

December 2003	2,696	4,755	468	1,368	9,287
Additions (a)(b)(c)	9,645	(1,488)	1,088	585	9,830
Payments (d)	(8,314)	(561)	(69)	(930)	(9,874)
Reclassification	272	-	216	(488)	-
Foreign currency translation	(419)	(133)	(3)	(20)	(575)
Non-cash usage	(1,052)	-	(1,354)	(490)	(2,896)

December 2004	$2,828	$2,573	$346	$25	$5,772

(a)	Personnel costs associated with the elimination of approximately 1,085 positions in 2003 and 350 positions in 2004 across multiple locations, segments, and functions.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(b)	Facilities include the $2,914 gain on the sale of the company’s Brookhaven, New York logistics center during the second quarter of 2004.

(c)	Additions of $14,184, offset by adjustments to previous estimates of $4,354, are included in restructuring charges.

(d)	Facilities include $2,914 which is the cash received in excess of the related net assets on the sale of the company’s Brookhaven, New York logistics center.

In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced sales. As a result, the company recorded restructuring charges and other charges of $227,622 ($145,079 net of related taxes or $1.47 per share) in 2001, in addition to prior real estate commitments of $2,052.

During 2004, the company recorded a restructuring charge of $1,561 ($856 net of related taxes or $.01 per share) related to the 2001 restructuring. The net restructuring charge consisted of $2,053 related to facilities and $373 of asset write-downs, offset, in part, by a credit of $865. As of December 31, 2004, cumulative cash payments of $29,505 ($2,505 in 2004) and non-cash usage of $190,879 were recorded against the accrual.

As of December 31, 2004 and 2003, the company had $10,851 and $11,795, respectively, of unused accruals of which $6,774 and $6,406, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $4,077 and $5,389 at December 31, 2004 and 2003, respectively, primarily relate to the termination of certain customer programs.

Integration

During 2003, the company incurred integration costs of $18,407 related to the acquisition of IED. Of the total amount recorded, $6,904 ($4,822 net of related taxes or $.05 per share), relating primarily to severance costs for the company’s employees, was expensed and $11,503 ($9,241 net of related taxes), relating primarily to severance costs for IED employees and professional fees, was recorded as additional cost in excess of net assets of companies acquired. As of December 31, 2004, approximately $600 of this accrual was required to address remaining contractual obligations.

The remaining integration accrual, as of December 31, 2004, of approximately $4,900 relates to numerous acquisitions made prior to 2000 and primarily represent payments for remaining contractual obligations. During 2004, the company recorded an integration credit of $2,323 ($1,389 net of related taxes or $.01 per share), which primarily related to the renegotiations of facilities related obligations.

Total integration costs are as follows at December 31, 2004:

	Personnel		Asset
	Costs	Facilities	Write-down	Other	Total
December 2002 (a)	$3,012	$15,152	$437	$8,224	$26,825
Additions (b)	10,211	-	-	8,196	18,407
Payments	(11,164)	(3,354)	-	(7,047)	(21,565)
Reversals (c)	(2,311)	(3,249)	-	-	(5,560)
Foreign currency translation	252	(429)	(59)	(327)	(563)
Non-cash usage	-	(424)	(89)	(356)	(869)

December 2003	-	7,696	289	8,690	16,675
Payments	-	(1,615)	-	(1,522)	(3,137)
Reclassification	-	(73)	108	(35)	-
Reversals (d)	-	(1,593)	(397)	(5,397)	(7,387)
Foreign currency translation	-	59	-	(717)	(658)

December 2004	$-	$4,474	$-	$1,019	$5,493

(a)	Relates to various acquisitions made prior to 2002.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(b)	Represents costs associated with the acquisition and integration of IED.

(c)	Primarily represents the reversal of charges to goodwill resulting from changes in estimates.

(d)	Represents the reversal of charges to goodwill resulting from changes in estimates, as well as the aforementioned $2,323 credit primarily related to facilities.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration accruals as of December 31, 2004 aggregate $22,116, of which $17,630 is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $2,828 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

-
The facilities accruals totaling $13,821 relate to terminated leases with expiration dates through 2010. Approximately $4,806 will be paid in 2005. The minimum lease payments for these leases are approximately $3,983 in 2006, $1,513 in 2007, $2,216 in 2008, and $1,303 thereafter.

-
The customer termination accrual of $4,077 relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Asset write-downs of $346 relate primarily to inventory, the majority of which are expected to be utilized by the end of 2005.

-	Other of $1,044 primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2005.

The company’s restructuring and integration programs primarily impacted its electronic components business segment.

Acquisition Indemnification

In the third quarter of 2003, the company recognized an acquisition indemnification charge of €11,327 ($13,002 or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec Europe SA (“Tekelec”), a French subsidiary of the company. The alleged activities occurred prior to the company’s purchase of Tekelec from Tekelec Airtronic SA (“Airtronic”) in 2000. In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3,429 in full settlement of this claim. The company recorded an acquisition indemnification credit of €7,898 ($9,676 at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter of 2004 to reduce the liability previously recorded (€11,327) to the required level (€3,429). In December 2004, Tekelec paid €3,429 ($4,648 at the exchange rate prevailing at year-end) in full settlement of this claim.

Impairment

In the fourth quarter of 2004, the company recorded an impairment charge related to costs in excess of net assets of companies acquired of $9,995 ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally relates to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

Severance

During 2002, the company’s then chief executive officer resigned. As a result, the company recorded a severance charge totaling $5,375 ($3,214 net of related taxes or $.03 per share), primarily based on the terms of his employment agreement. Included therein are provisions primarily related to salary continuation, retirement benefits, and the vesting of restricted stock and options.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

11. Shareholders’ Equity

The activity in the number of shares outstanding is as follows (in thousands):

	Common		Common
	Stock	Treasury	Stock
	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2001	103,856	3,998	99,858
Restricted and other stock awards, net of forfeitures	(2)	(136)	134
Exercise of stock options	-	(433)	433
Other	24	2	22

Common stock outstanding at December 31, 2002	103,878	3,431	100,447
Restricted stock awards, net of forfeitures	-	(327)	327
Exercise of stock options	-	(306)	306

Common stock outstanding at December 31, 2003	103,878	2,798	101,080
Issuance of common stock	13,800	-	13,800
Exercise of stock options	-	(1,424)	1,424
Other	(3)	-	(3)

Common stock outstanding at December 31, 2004	117,675	1,374	116,301

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of $312,507. The proceeds were used to redeem $208,500 of the company’s outstanding 8.7% senior notes due in October 2005 and for the repurchase of a portion of the company’s outstanding convertible debentures ($91,873 accreted value).

The company has 2,000,000 authorized shares of serial preferred stock with a par value of $1.

In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of fifty dollars (the “exercise price”). The rights are exercisable only if a person or group acquires 20% or more of the company’s common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company’s common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, may be redeemed by the company at a price of $.01 per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earnings power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

12. Net Income (Loss) Per Share

The following table sets forth the calculation of net income (loss) per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2004 (a)	2003 (b)	2002 (c)
Income (loss) from continuing operations	$207,504	$25,700	$(862)
Loss from discontinued operations, net of taxes	-	-	5,911

Income (loss) before cumulative effect of change in accounting principle	207,504	25,700	(6,773)

Cumulative effect of change in accounting principle	-	-	(603,709)

Net income (loss), as reported	207,504	25,700	(610,482)
Adjustment for interest expense on convertible debentures, net of tax	10,063	-	-

Net income (loss), as adjusted	$217,567	$25,700	$(610,482)

Weighted average shares outstanding-basic	113,109	100,142	99,786
Net effect of various dilutive stock-based compensation awards	1,595	775	-
Net effect of dilutive convertible debentures	9,857	-	-

Weighted average shares outstanding-diluted	124,561	100,917	99,786

Net income (loss) per basic share:

Income (loss) from continuing operations	$1.83	$.26	$(.01)
Loss from discontinued operations	-	-	(.06)
Cumulative effect of change in accounting principle	-	-	(6.05)

Net income (loss) per basic share	$1.83	$.26	$(6.12)

Net income (loss) per diluted share:

Income (loss) from continuing operations	$1.75	$.25	$(.01)
Loss from discontinued operations	-	-	(.06)
Cumulative effect of change in accounting principle	-	-	(6.05)

Net income (loss) per diluted share (d)	$1.75	$.25	$(6.12)

(a)
Includes an acquisition indemnification credit ($9,676 or $.09 and $.08 per share on a basic and diluted basis, respectively), restructuring charges ($6,943 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), an integration credit ($1,389 net of related taxes or $.01 per share), an impairment charge ($9,995 or $.09 and $.08 per share on a basic and diluted basis, respectively), a loss on prepayment of debt ($20,297 net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), and a loss on investment ($1,318 or $.01 per share).

(b)
Includes an acquisition indemnification charge ($13,002 or $.13 per share), restructuring charges ($27,144 net of related taxes or $.27 per share), an integration charge ($4,822 net of related taxes or $.05 per share), and a loss on prepayment of debt ($3,930 net of related taxes or $.04 per share).

(c)	Includes a severance charge ($3,214 net of related taxes or $.03 per share) and a loss on prepayment of debt ($12,949 net of related taxes or $.13 per share).

(d)
The effect of options to purchase 5,887, 7,724, and 6,818 shares for the years ended December 31, 2004, 2003, and 2002, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income (loss) per share on a diluted basis as their effect is anti-dilutive. Net income (loss) per diluted share for the years ended December 31, 2003 and 2002 exclude the effect of 16,853 and 18,242 shares, respectively, related to convertible debentures.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13. Employee Stock Plans

Omnibus Plan

During 2004, the company adopted the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Plan”), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the 1999 CEO Bonus Plan (collectively the “Prior Plans”). The Plan broadens the array of equity alternatives available to the company when designing compensation incentives. The Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards and other stock-based awards. The Compensation Committee of the company’s Board of Directors (the “compensation committee”) determines the vesting requirements, termination provision and the term of the award for any awards under the Plan when such awards are issued.

Under the terms of the Plan, a maximum of 8,300,000 shares of common stock may be awarded, subject to adjustment, that included 4,096,869 new shares and 4,203,131 shares that were available under the Prior Plans. As of December 31, 2004, 6,945,155 shares were available for grant under the Plan. Shares currently subject to awards granted under the Prior Plans which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock and performance shares count against the authorization at a rate of 1.69 to 1.

After adoption of the Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees, its subsidiaries and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options granted under the Prior Plans after May 1997 become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors which become exercisable in equal installments over a two-year period. Previously, options became exercisable over a two or three-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the years ended December 31:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2004	Price	2003	Price	2002	Price
Options outstanding at beginning of year	11,334,478	$22.96	10,569,096	$22.94	9,925,622	$23.94
Granted (a)	1,292,850	26.88	1,611,900	22.46	1,605,300	16.05
Exercised	(1,424,670)	19.60	(305,999)	17.79	(435,289)	19.47
Forfeited	(389,997)	24.09	(540,519)	24.01	(526,537)	23.53

Options outstanding at end of year	10,812,661	23.83	11,334,478	22.96	10,569,096	22.94

Prices per share of options outstanding	$12.18 - $41.25		$11.94 - $41.25		$11.94 - $41.25

Options available for future grants at December 31, 2003 and 2002 were 3,178,925 and 4,250,306, respectively.

(a)	The company awarded options under the Plan in respect of 2004 and under the Prior Plans in respect of 2003 and 2002.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Maximum		Average	Average		Average
Exercise	Number	Remaining	Exercise	Number	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$20	1,868,284	82 months	$14.30	848,738	$15.04
25	3,045,423	67 months	22.61	1,758,523	21.18
30	4,802,631	74 months	26.39	2,751,462	26.18
35+	1,096,323	40 months	32.30	1,093,073	32.30

All	10,812,661	70 months	23.83	6,451,796	24.39

Performance Shares

The compensation committee, subject to the terms and conditions of the Plan, may grant performance unit and/or performance share awards. Performance unit awards have an initial value that is determined by the compensation committee, while performance shares will have an initial value based on the fair market value of the stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the compensation committee are met. The performance goals and periods may vary from participant to participant, group-to-group, and time-to-time. The company awarded 250,800 performance shares to 90 employees for the performance period 2004 to 2006. There were cancellations of 2,150 performance shares during 2004. The performance shares will be delivered in common stock at the end of the three-year period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. Compensation expense is measured as the difference between the aggregate market value of the outstanding performance shares and the aggregate initial value granted over the service period. This expense is remeasured at intrinsic value until the performance shares are earned.

Restricted Stock

The compensation committee subject to the terms and conditions of the Plan may grant shares of restricted stock and/or restricted stock units. Restricted stock units shall be similar to restricted stock except that no shares are actually awarded to the participant on the date of grant. Shares of restricted stock and/or restricted stock units awarded under the Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement (and in the case of restricted stock units until the date of delivery or other payment). Shares awarded under the Prior Plans become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 72,000 shares of common stock to 70 employees in respect of 2003 and 378,250 shares of common stock to 145 employees in respect of 2002. The company did not award any shares of common stock in 2004.

Forfeitures of shares awarded under the Plan during 2004, 2003, and 2002 were 17,044, 48,313, and 81,229, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is amortized over the vesting period, and the unamortized balance is included in shareholders’ equity as unamortized employee stock awards.

Non-Employee Director Awards

The company’s Board of Directors (the “Board”) shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors receive annual rewards of restricted stock units valued at $40. There were

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13,535 restricted stock units issued to non-employee directors in 2004.

The restricted stock units will vest one year from date of grant and are subject to further restrictions until one year from the director’s separation from the Board. All restricted stock units are settled in common stock after the restriction period. Unless a non-employee director gives notice setting forth a different percentage, 50% of each directors annual retainer fee will be deferred and converted into units based on the fair market value of the company’s stock as of the date it would have been payable. Upon a non-employee director’s retirement from the Board, each unit in their deferral account will be converted back into cash at the then current fair market value of a share of company stock. There were 5,884 restricted stock units issued related to the non-employee director deferral in 2004.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company’s common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company’s common stock for the benefit of participating employees. Contributions to the plan for 2004, 2003, and 2002 amounted to $10,446, $10,337, and $10,388, respectively.

14. Employee Benefit Plans

Defined Contribution Plan

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,690, $8,700, and $8,577 in 2004, 2003, and 2002, respectively. Certain foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions hereunder which amounted to $3,210, $2,981, and $2,534 in 2004, 2003, and 2002, respectively.

Supplemental Executive Retirement Plans

The company maintains an unfunded Supplemental Executive Retirement Plan (the “SERP”) under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 22 current and former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the SERP.

The SERP, as amended in 2002, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the SERP. The SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55. Participants whose accrued rights under the SERP, prior to the 2002 amendment, which would have been adversely affected by the amendment, will continue to be entitled to such greater rights.

The benefit obligation at December 31, 2004 and 2003 was $39,061 and $35,757, respectively, and is included in “Other liabilities” in the accompanying consolidated balance sheet. The assumptions utilized in determining this amount include a discount rate of 5.5% and a wage assumption of 5.0% in 2004 and 2003.

Wyle Electronics (“Wyle”) also sponsored an unfunded supplemental executive retirement plan (“Wyle SERP plan”) for certain of its executives. Benefit accruals for the Wyle SERP plan were frozen as of December 31, 2000. As of December 31, 2004 and 2003, the benefit obligation was $7,886 and $7,673, respectively, and is included in “Other liabilities” in the accompanying consolidated balance sheet. The assumptions utilized in determining this amount include a discount rate of 5.75% and 6.25% in 2004 and 2003, respectively.

Expenses relating to the plans were $5,669, $5,017, and $4,972 for the years ended December 31, 2004, 2003, and 2002, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company’s employee stock ownership plan. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2004	2003
Accumulated benefit obligation	$95,218	$89,103

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$89,103	$82,560
Interest cost	5,412	5,459
Actuarial loss	5,347	5,721
Benefits paid	(4,644)	(4,637)

Projected benefit obligation at end of year	$95,218	$89,103

Changes in plan assets:
Fair value of plan assets at beginning of year	$75,256	$65,020
Actual return on plan assets	7,037	14,873
Benefits paid	(4,644)	(4,637)

Fair value of plan assets at end of year	$77,649	$75,256

Funded status of the plan:
Funded status	$(17,569)	$(13,847)
Unamortized net loss	25,356	21,908

Net amount recognized	$7,787	$8,061

Components of net periodic pension cost:
Interest cost	$5,412	$5,459
Expected return on plan assets	(6,204)	(5,334)
Amortization of unrecognized net loss	1,066	1,666

Net periodic pension cost	$274	$1,791

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	6.25%
Expected return on assets	8.50%	8.50%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	6.25%	6.75%
Expected return on assets	8.50%	8.50%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. The company reduced the assumed discount rate in 2004 to reflect overall market conditions. The expected return on assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. Based upon the above factors and the long-term nature of the returns, the company did not change the 2004 assumption from prior year. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Based upon the performance of plan assets, the company does not anticipate a contribution to this plan in 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Benefit payments are expected to be paid as follows:

2005	$5,039
2006	5,201
2007	5,317
2008	5,489
2009	5,635
2010 through 2014	29,601

The plan asset allocations at December 31 are as follows:

	2004	2003
Equities	57%	59%
Fixed income	42	39
Cash	1	2

	100%	100%

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The target allocations for plan assets are 55% in equities and 45% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a regular basis to maintain the target allocations.

Minimum pension liability adjustments are required to recognize a liability equal to the unfunded accumulated benefit obligation. At December 31, 2004 and 2003, the company had additional minimum pension liabilities of $32,721 and $29,592, respectively, related to the SERP plan, Wyle SERP plan, and the defined benefit plan, which are recorded in “Other liabilities” in the accompanying consolidated balance sheet. The additional minimum pension liabilities are offset by an intangible asset included in “Other assets” of $4,866 and an accumulated other comprehensive loss of $27,855 included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet. In addition, the company has recognized deferred tax assets of $11,198 related to the accumulated other comprehensive loss included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

15. Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income, amounted to $65,942 in 2004, $62,985 in 2003, and $62,543 in 2002.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company are as follows:

2005	$50,237
2006	40,573
2007	29,251
2008	21,097
2009	15,839
Thereafter	75,430

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Minimum rental commitments for leases related to facilities closed as a result of the integration of acquired businesses and restructuring of the company are as follows:

2005	$5,434
2006	4,848
2007	1,898
2008	1,266
2009	1,191
Thereafter	646

16. Contingencies

Tekelec Matters

In 2000, the company purchased Tekelec from Airtronic and certain other selling shareholders. Pursuant to the share purchase agreement, Airtronic agreed to indemnify the company against certain liabilities. Subsequent to the closing of the acquisition, Tekelec received (i) claims by the French tax authorities relating to alleged fraudulent activities intended to avoid the payment of value-added tax in respect of periods prior to closing in the amount of €11,327 ($14,248 at the then year-end exchange rate), including penalties and interest (the “VAT Matter”); (ii) a product liability claim in the amount of €11,333 ($14,256 at the then year-end exchange rate); and (iii) claims for damages from certain former employees of Tekelec for wrongful dismissal or additional compensation in the amount of €467 ($587 at the then year-end exchange rate). Tekelec notified Airtronic of these claims and invoked its right to indemnification under the purchase agreement.

The VAT Matter was settled with the French tax authorities in the third quarter of 2004 in exchange for the payment by Tekelec of €3,429.

The product liability claim is subject to French legal proceedings under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product is also a party to these proceedings. The preliminary reports of the experts appointed by the French court indicates that the products were defective and caused damages in the amount of €3,742. The court has not yet adopted the report and the amount of damages, if any, for which Tekelec will be held liable can not be ascertained.

In February 2005, a French Court of Appeals entered a final order limiting the payment to the former employees to €200, which was the amount Tekelec had previously paid to those employees.

In February 2005, Tekelec entered into a settlement agreement with Airtronic pursuant to which Airtronic will pay €1,500 to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The terms of the settlement reflect the company’s concerns about Airtronic’s ability to fulfill its indemnification obligations under the purchase agreement, particularly in light of the significant claims that have been brought against Airtronic by the French tax authorities.

Environmental and Related Litigation

In connection with the purchase of Wyle from the VEBA Group (“VEBA”) in 2000, the company assumed certain of the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for any environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its laboratory division.

The company is aware of two Wyle Laboratories facilities, in Huntsville, Alabama and Norco, California at which contaminated groundwater has been identified, with respect to each of which remediation, in final form and cost as yet undetermined, is required.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Characterization of the extent of contaminated groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $600 has been spent to date, but the complete scope of the characterization effort, the design of any remediation action, and the ultimate cost of the project are all as yet unknown.

Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is currently under way. The company currently estimates that characterization work and remediation under the Removal Action Work Plan for those areas will cost approximately $6,900 of which approximately $3,300 has been spent to date.

The complete scope of work under the consent decree, however, is not yet known, since characterization of the nature and extent of contamination continues elsewhere on the site and in adjacent residential areas. Contaminated groundwater and related soil-vapor have been found in residential areas immediately adjacent to the site, and further characterization of the on- and off-site impacts and the design of interim remedial measures are on-going. Accordingly, the associated costs have not yet been determined.

In addition, the company has been named as a defendant in a suit filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which approximately 100 plaintiffs (who identify themselves as owners, lessees, or occupants of land or residences within a several mile radius of the Norco site) have sued the company, Wyle Laboratories and a number of other entities, under a variety of legal theories, for unquantified damages allegedly caused by environmental contamination at and around the site.

The company believes that any cost which it may incur in connection with environmental conditions at the Wyle Laboratories sites and any related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), which arose out of the company’s purchase of Wyle from VEBA.

Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites and in connection with the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities. In 2004, E.ON AG reported net income of €4,339,000 (approximately $5,395,000 at the 2004 average exchange rate), cash provided by operating activities of €5,972,000 (approximately $7,425,000 at the 2004 average exchange rate), and assets of €114,062,000 (approximately $154,611,000 at the year-end exchange rate).

E.ON AG has, subject to the terms of the VEBA contract with the company, acknowledged liability in respect to the Wyle sites and made an initial, partial payment. The company’s demands for subsequent payments have not been met, however, and in September of 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments related to the Wyle sites and additional damages.

Also included in the above-referenced action against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle, in the amount of $7,836 for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount have not been kept.

The company believes strongly in the merits of its action against E.ON AG, and is pursuing it vigorously.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such other matters will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s NACP group together with UK Microtronica, ATD (in Spain), Arrow Computer Products (in France), and Nordic Microtronica (prior to September 30, 2003).

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $171,004, for the nine months ended September 30, 2004, and $150,982 and $120,355 in 2003 and 2002, respectively, for the company’s computer products segment in the United States.

Sales, operating income (loss), and total assets, by segment, are as follows:

	Electronic	Computer
	Components	Products	Corporate		Total
2004
Sales to external customers	$8,058,541	$2,587,572	$-		$10,646,113
Operating income (loss)	419,380	125,234	(105,276	)(a)	439,338
Total assets	4,312,345	747,777	448,979		5,509,101

2003
Sales to external customers	$6,419,537	$2,108,794	$-		$8,528,331
Operating income (loss)	237,930	78,180	(132,065	)(b)	184,045
Total assets	3,888,120	678,353	777,217		5,343,690

2002
Sales to external customers	$5,322,196	$1,947,603	$-		$7,269,799
Operating income (loss)	183,680	58,501	(74,651	)(c)	167,530
Total assets	3,404,156	609,652	653,797		4,667,605

(a)	Includes an acquisition indemnification credit of $9,676, restructuring charges of $11,391, an integration credit of $2,323, and an impairment charge of $9,995.

(b)	Includes an acquisition indemnification charge of $13,002, restructuring charges of $37,965, and an integration charge of $6,904.

(c)	Includes a severance charge of $5,375.

Sales, by geographic area, for the years ended December 31 are as follows:

	2004	2003	2002
Americas (d)	$6,117,587	$4,928,316	$4,167,151
EMEASA	3,358,333	2,779,667	2,445,051
Asia/Pacific	1,170,193	820,348	657,597

	$10,646,113	$8,528,331	$7,269,799

(d)	Included in sales for the Americas related to the United States is $5,734,890, $4,616,228, and $3,910,673 in 2004, 2003, and 2002, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Total assets, by geographic area, at December 31 are as follows:

	2004	2003	2002
Americas (e)	$2,690,463	$2,956,478	$2,611,373
EMEASA	2,264,225	1,967,229	1,726,332
Asia/Pacific	554,413	419,983	329,900

	$5,509,101	$5,343,690	$4,667,605

(e)	Included in total assets for the Americas related to the United States is $2,586,834, $2,787,141, and $2,538,286 in 2004, 2003, and 2002, respectively.

18. Quarterly Financial Data (Unaudited)

A summary of the company’s consolidated quarterly results of operations are as follows:

	First			Second			Third			Fourth
	Quarter			Quarter			Quarter			Quarter
2004
Sales (a)	$2,625,958			$2,678,290			$2,619,143			$2,722,722
Gross profit	423,220			451,034			420,163			428,734
Net income	29,525	(c	)	66,859	(d	)	63,397	(e	)	47,723	(f	)

Net income per share (b):
Basic	$.28	(c	)	$.58	(d	)	$.55	(e	)	$.41	(f	)
Diluted	.27	(c	)	.55	(d	)	.52	(e	)	.40	(f	)

2003
Sales (a)	$1,946,912			$2,084,545			$2,063,351			$2,433,523
Gross profit	335,057			355,103			343,565			387,228
Net income (loss)	(905)	(g	)	6,827	(h	)	(6,234)	(i	)	26,012	(j	)

Net income (loss) per share (b):
Basic	$(.01)	(g	)	$.07	(h	)	$(.06)	(i	)	$.26	(j	)
Diluted	(.01)	(g	)	.07	(h	)	(.06)	(i	)	.26	(j	)

(a)
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduces reported sales and cost of sales, it has no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales have been reduced by $49,500, $71,946, and $49,558 in the first, second, and third quarters of 2004, respectively, and by $33,193, $38,594, $31,894, and $47,301 in the first, second, third, and fourth quarters of 2003, respectively.

(b)
Quarterly net income (loss) per share is calculated using the weighted average number of shares outstanding during each quarterly period, while net income (loss) per share for the full year is calculated using the weighted average number of shares outstanding during the year. Therefore, the sum of the net income (loss) per share for each of the four quarters may not equal the net income (loss) per share for the full year.

(c)
Includes a restructuring charge ($6,495 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($14,191 net of related taxes or $.13 and $.12 per share on a basic and diluted basis, respectively).

(d)
Includes a net restructuring gain ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(e)
Includes an acquisition indemnification credit ($9,676 or $.09 and $.08 per share on a basic and diluted basis, respectively), a restructuring charge ($175 net of related taxes), a loss on prepayment of debt ($545 net of related taxes or $.01 per share), and a loss on investment ($1,318 or $.01 per share).

(f)
Includes a restructuring charge ($2,187 net of related taxes or $.02 per share), an integration credit ($1,389 net of related taxes or $.01 per share), an impairment charge ($9,995 or $.09 and $.08 per share on a basic and diluted basis, respectively), and a loss on prepayment of debt ($1,345 net of related taxes or $.01 per share).

(g)
Includes a restructuring charge ($4,673 net of related taxes or $.05 per share), an integration charge ($4,822 net of related taxes or $.05 per share), and a loss on prepayment of debt ($1,526 net of related taxes or $.01 per share).

(h)	Includes a restructuring charge ($9,734 net of related taxes or $.10 per share) and a loss on prepayment of debt ($233 net of related taxes).

(i)
Includes an acquisition indemnification charge ($13,002 or $.13 per share), a restructuring charge ($6,325 net of related taxes or $.06 per share), and a loss on prepayment of debt ($1,969 net of related taxes or $.02 per share).

(j)	Includes a restructuring charge ($6,412 net of related taxes or $.07 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($202 net of related taxes).

19. Subsequent Event (Unaudited)

In the first quarter of 2005, the company announced that it has taken additional actions to become more effectively organized and to improve its operating efficiencies, which will further reduce its costs on an annual basis by approximately $50,000 with $40,000 being realized in 2005. The company estimates the restructuring charge associated with these actions to be approximately $7,500, the majority of which is expected to be spent in cash in 2005.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2004 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2004 and concluded that it is effective.

The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of such controls as of December 31, 2004, as stated in their report which is included herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arrow Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2004 consolidated financial statements of Arrow Electronics, Inc. and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
March 11, 2005

Changes in Internal Control over Financial Reporting

There was no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.

Item 9B. Other Information.

None.

Part III

Item 10. Directors and Executive Officers of the Registrant.

See “Executive Officers” in Part I of this annual report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 are hereby incorporated herein by reference.

Information about the company’s audit committee financial experts set forth under the heading “Committees of the Board” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 is hereby incorporated herein by reference.

The company adopted a code of ethics governing the Chief Executive Officer, Chief Financial Officer and Controller, known as the “Finance Code of Ethics”, as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics”. Each of these documents is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.

The company has also adopted “Corporate Governance Guidelines” and written committee charters for the company’s Audit Committee, Compensation Committee, and Corporate Governance Committee. Each of these documents is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.

Item 11. Executive Compensation.

The information set forth under the heading “Executive Compensation and Other Matters” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 and is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the heading “Principal Accounting Firm Fees” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 6, 2005 and is hereby incorporated herein by reference.

Part IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	24

	Consolidated Statement of Operations for the years ended December 31, 2004, 2003, and 2002	25

	Consolidated Balance Sheet as of December 31, 2004 and 2003	26

	Consolidated Statement of Cash Flows for the years ended December 31, 2004, 2003, and 2002	27

	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2004, 2003, and 2002	28

	Notes to Consolidated Financial Statements for the years ended December 31, 2004, 2003, and 2002	30

2.	Financial Statement Schedule.

	Schedule II – Valuation and Qualifying Accounts	70

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits.

	See index of Exhibits included on pages 63 – 69.

Exhibits

(a)3. Exhibits.

     (2) (a)      Shareholder’s Agreement, dated as of October 10, 1991, among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi (incorporated by reference to Exhibit 2(f)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

          (b)      Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec (incorporated by reference to Exhibit 2(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

          (c)      Agreement for Sale and Purchase of Shares of Jakob Hatteland Electronic AS, dated as of April 20, 2000, between Jakob Hatteland Holding AS, Jakob Hatteland, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

          (d)      Share Purchase Agreement, dated as of August 7, 2000, among VEBA Electronics GmbH, EBV Verwaltungs GmbH i.L., Viterra Grundstucke Verwaltungs GmbH, VEBA Electronics LLC, VEBA Electronics Beteiligungs GmbH, VEBA Electronics (UK) Plc, Raab Karcher Electronics Systems Plc and E.ON AG and Arrow Electronics, Inc., Avnet, Inc., and Cherrybright Limited regarding the sale and purchase of the VEBA electronics distribution group (incorporated by reference to Exhibit 2(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

          (e)      Purchase Agreement, dated as of January 13, 2003, by and between the company and Pioneer-Standard Electronics, Inc., Pioneer-Standard Illinois, Inc., Pioneer-Standard Minnesota, Inc., Pioneer-Standard Electronics, Ltd., and Pioneer-Standard Canada, Inc. (incorporated by reference to Exhibit 2(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

     (3) (a)(i)     Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

            (ii)      Certificate of Amendment of the Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

            (iii)      Certificate of Amendment of the Restated Certificate of Incorporation of the company, dated as of October 12, 2000 (incorporated by reference to Exhibit 3(a)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

          (b)(i)      By-Laws of the company, as amended (incorporated by reference to Exhibit 3(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

             (ii)      Amended Corporate By-Laws dated July 29, 2004 (incorporated by reference to Exhibit 3(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

     (4) (a)(i)      Rights Agreement dated as of March 2, 1988 between Arrow Electronics, Inc. and Manufacturers Hanover Trust Company, as Rights Agent, which includes as Exhibit A a Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B a letter to shareholders describing the Rights and a summary of the provisions of the Rights Agreement and as Exhibit C the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company’s Current Report on Form 8-K dated March 3, 1988, Commission File No. 1-4482).

            (ii)       First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(b) to the company’s Current Report on Form 8-K dated June 30, 1989, Commission File No. 1-4482).

            (iii)      Second Amendment, dated June 8, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

            (iv)       Third Amendment, dated July 19, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

            (v)        Fourth Amendment, dated August 26, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(v) to the company’s Annual Report on Form 10-K for the year ended December 31     , 1991, Commission File No. 1-4482).

            (vi)        Fifth Amendment, dated February 25, 1998, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 7 to the company’s Current Report on Form 8-A/A dated March 2, 1998, Commission File No. 1-4482).

          (b)(i)      Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4(b)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

             (ii)      Officers’ Certificate, as defined by the Indenture in 4(b)(i) above, dated as of January 22, 1997, with respect to the company’s $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

             (iii)     Officers’ Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incorporated by reference to Exhibit 4(b)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

             (iv)     Officers’ Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $250,000,000 6.45% Senior Notes due 2003, dated October 21, 1998 (incorporated by reference to Exhibit 4(b)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

             (v)      Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 12, 2001, Commission File No. 1-4482).

             (vi)      Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

             (vii)      Supplemental Indenture, dated as of March 11, 2005, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee.

     (10)(a)      Arrow Electronics Savings Plan, as amended and restated on February 15, 2002 (incorporated by reference to Exhibit 10(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

          (b)      Wyle Electronics Retirement Plan, as amended and restated on March 17, 2003 (incorporated by reference to Exhibit 10(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

          (c)      Arrow Electronics Stock Ownership Plan, as amended and restated on February 15, 2002 (incorporated by reference to Exhibit 10(c) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

          (d)      Arrow Electronics, Inc. 2004 Omnibus Incentive Plan as of May 27, 2004.

          (e) (i)     Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (ii)      Form of Stock Option Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10(d)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (iii)      Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

          (f) (i)      Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(e)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (ii)      Form of Restricted Stock Award Agreement under 10(e)(i) above (incorporated by reference to Exhibit 10(e)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

          (g)         2002 Non-Employee Directors Stock Option Plan as of May 23, 2002 (incorporated by reference to Exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

          (h)         Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company’s Registration Statement on Form S-8, Registration No. 333-45631).

          (i)           Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2002 (incorporated by reference to Exhibit 10(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

          (j) (i)      Consulting Agreement, dated as of December 15, 2003 between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(i)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (ii)      Form of agreement between the company and the employee party to the Employment Agreement listed in 10(i)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

             (iii)      Consulting Agreement dated as of June 3, 2002, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(i) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

             (iv)      Amended and Restated Agreement dated as of June 13, 2002, between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(i) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

             (v)       Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

             (vi)      Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(c)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

             (vii)      Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(i)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (viii)      Employment Agreement, dated as of January 1, 2003, by and between the company and Mark F. Settle (incorporated by reference to Exhibit 10(i)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (ix)       Employment Agreement, dated as of January 14, 2003, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(i)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (x)        Employment Agreement, dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10(i)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (xi)       Employment Agreement, dated as of June 1, 2003, by and between the company and Betty Jane Scheihing (incorporated by reference to Exhibit 10(i)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (xii)      Employment Agreement, dated as of January 1, 2004, by and between the company and Germano Fanelli (incorporated by reference to Exhibit 10(i)(xii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (xiii)      Form of agreement between the company and all corporate officers, including the employees parties to the Employment Agreements listed in 10(j)(v)-(xii) above, and excluding the party listed in 10(j)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

             (xiv)      Consulting Agreement, dated January 1, 2003, by and between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(i)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (xv)      Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

             (xvi)      English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

             (xvii)     Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (xviii)    First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(j)(xvii) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A.

(incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

          (k) (i)      Amended and Restated 364-Day Credit Agreement, dated as of February 22, 2001, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties hereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent, and The Chase Manhattan Bank, as administrative agent (incorporated by reference to Exhibit 10(g)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

             (ii)      First Amendment, dated as of November 29, 2001, to the Amended and Restated 364-Day Credit Agreement in (10)(f)(i) above among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks and other financial institutions from time to time parties thereto, Bank of America, N.A., as syndication agent, Fleet National Bank, as documentation agent and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10(f)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

          (l)           Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer, and Chase Securities Inc., Banc of America Securities LLC, Goldman, Sachs & Co., and Morgan Stanley & Co. Incorporated as placement agents (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

          (m) (i)      8.20% Senior Exchange Notes due October 1, 2003, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.2 to the company’s Registration Statement on Form S-4, Registration No. 333-51100).

             (ii)      8.70% Senior Exchange Notes due October 1, 2005, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.3 to the company’s Registration Statement on Form S-4, Registration No. 333-51100).

             (iii)      9.15% Senior Exchange Notes due October 1, 2010, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co., Chase Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, Donaldson, Lufkin & Jenrette Securities Corporation, BNY Capital Markets, Inc., Credit Suisse First Boston Corporation, Deutsche Bank Securities Inc., Fleet Securities, Inc., and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-4, Registration No. 333-51100).

             (iv)      6.875% Senior Exchange Notes due 2013, dated as of June 25, 2003, among Arrow Electronics, Inc. and Goldman, Sachs & Co., JPMorgan, and Banc of America Securities LLC as joint book-running managers; Credit Suisse First Boston as lead manager; and Fleet Securities, Inc., HSBC, Scotia Capital, and Wachovia Securities as co-managers (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated June 25, 2003, Commission File No. 1-4482).

          (n)      Amended and Restated Three Year Credit Agreement, dated as of December 18, 2003, among Arrow Electronics, Inc., the Subsidiary Borrowers, the several banks from time to time parties thereto, Bank of America, N.A., Bank of Nova Scotia, BNP Paribas and Fleet National Bank, as syndication agents, and JPMorgan Chase Bank, as administrative agent (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated January 20, 2004, Commission File No. 1-4482).

          (o) (i)      Transfer and Administration Agreement, dated as of March 21, 2001, by and among Arrow Electronics Funding Corporation, Arrow Electronics, Inc., individually and as Master Servicer, the several Conduit Investors, Alternate Investors and Funding Agents and Bank of America, National

Association, as administrative agent (incorporated by reference to Exhibit 10(m)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

             (ii)      Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

             (iii)      Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

             (iv)      Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

             (v)      Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (vi)      Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (vii)      Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

             (viii)      Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

             (ix)      Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (x)      Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (xi)      Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

             (xii)      Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(b) to the company’s Annual Report on Form 10-K for the year ended September 30, 2004, Commission File No. 1-4482).

             (xiii)      Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(o)(i) above.

             (p)     Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

(21)	Subsidiary Listing.

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

(31) (i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

(32) (i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

ARROW ELECTRONICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged			Balance
For the three years ended	beginning	to			at end
December 31,	of year	income	Other (a)	Write-down	of year
Allowance for doubtful accounts

2004	$47,079	$15,262	$833	$20,698	$42,476

2003	$52,605	$1,046	$20,532	$27,104	$47,079

2002	$80,970	$12,622	$-	$40,987	$52,605

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2004 and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/ Peter S. Brown Peter S. Brown Senior Vice President March 16, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel W. Duval	March 16, 2005

Daniel W. Duval, Chairman

By:	/s/ William E. Mitchell	March 16, 2005

William E. Mitchell, President and Chief Executive Officer

By:	/s/ Paul J. Reilly	March 16, 2005

Paul J. Reilly, Chief Financial Officer

By:	/s/ Carmelo Seguinot	March 16, 2005

Carmelo Seguinot, Controller

By:	/s/ John N. Hanson	March 16, 2005

John N. Hanson, Director

By:	/s/ Fran Keeth	March 16, 2005

Fran Keeth, Director

By:	/s/ Roger King	March 16, 2005

Roger King, Director

By:	/s/ Karen Gordon Mills	March 16, 2005

Karen Gordon Mills, Director

By:	/s/ Stephen C. Patrick	March 16, 2005

Stephen C. Patrick, Director

By:	/s/ Barry W. Perry	March 16, 2005

Barry W. Perry, Director

By:	/s/ Richard S. Rosenbloom	March 16, 2005

Richard S. Rosenbloom, Director

By:	/s/ John C. Waddell	March 16, 2005

John C. Waddell, Director