Form 10-Q
period 2005-04-01
ARROW ELECTRONICS INC
filed 2005-04-29
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2005

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
Yes [X] No [  ]

There were 117,673,547 shares of Common Stock, $1 par value, outstanding as of April 28, 2005.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	April 1,	March 31,
	2005	2004
Sales	$2,726,871	$2,625,958

Costs and expenses:
Cost of products sold	2,294,642	2,202,738
Selling, general and administrative expenses	306,798	298,422
Depreciation and amortization	14,572	18,217
Acquisition indemnification credit	(1,672)	-
Restructuring charges	4,038	8,818

	2,618,378	2,528,195

Operating income	108,493	97,763

Equity in earnings of affiliated companies	1,078	445

Loss on prepayment of debt	355	23,730

Interest expense, net	24,100	30,720

Income before income taxes and minority interest	85,116	43,758

Provision for income taxes	27,744	14,082

Income before minority interest	57,372	29,676

Minority interest	181	151

Net income	$57,191	$29,525

Net income per share:
Basic	$.49	$.28

Diluted	$.47	$.27

Average number of shares outstanding:
Basic	116,212	106,753
Diluted	124,027	121,666

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

		April 1,	December 31,
		2005	2004

		(Unaudited)
	ASSETS

	Current assets:
	Cash and cash equivalents	$612,988	$305,294
	Short-term investments	-	158,600

	Total cash and short-term investments	612,988	463,894

	Accounts receivable, net	2,009,229	1,984,122
	Inventories	1,410,959	1,486,478
	Prepaid expenses and other assets	109,338	93,039

	Total current assets	4,142,514	4,027,533

	Property, plant and equipment at cost:
	Land	40,228	40,340
	Buildings and improvements	183,071	184,344
	Machinery and equipment	418,462	418,721

		641,761	643,405
	Less: accumulated depreciation and amortization	(390,053)	(380,422)

	Property, plant and equipment, net	251,708	262,983

	Investments in affiliated companies	36,607	34,302
	Cost in excess of net assets of companies acquired	952,980	974,285
	Other assets	195,222	209,998

	Total assets	$5,579,031	$5,509,101

	LIABILITIES AND SHAREHOLDERS’ EQUITY

	Current liabilities:
	Accounts payable	$1,338,883	$1,261,971
	Accrued expenses	411,311	395,955
	Short-term borrowings, including current portion of long-term debt	301,170	8,462

	Total current liabilities	2,051,364	1,666,388

	Long-term debt	1,154,565	1,465,880
	Other liabilities	181,920	182,647

	Shareholders’ equity:
	Common stock, par value $1:
	Authorized - 160,000 shares in 2005 and 2004
	Issued - 117,675 shares in 2005 and 2004	117,675	117,675
	Capital in excess of par value	796,207	797,828
	Retained earnings	1,202,997	1,145,806
	Foreign currency translation adjustment	113,938	190,595

		2,230,817	2,251,904
Less:	Treasury stock (783 and 1,374 shares in 2005 and 2004, respectively), at cost	(20,938)	(36,735)
	Unamortized employee stock awards	(3,290)	(3,738)
	Other	(15,407)	(17,245)

	Total shareholders’ equity	2,191,182	2,194,186

	Total liabilities and shareholders’ equity	$5,579,031	$5,509,101

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	April 1,	March 31,
	2005	2004
Cash flows from operating activities:
Net income	$57,191	$29,525

Adjustments to reconcile net income to net cash provided by (used for) operations:
Minority interest	181	151
Depreciation and amortization	15,544	19,820
Accretion of discount on zero coupon convertible debentures	2,797	5,636
Equity in earnings of affiliated companies	(1,078)	(445)
Deferred income taxes	(985)	2,793
Acquisition indemnification credit, net of taxes	(1,267)	-
Restructuring charges, net of taxes	2,533	6,495
Loss on prepayment of debt, net of taxes	212	14,191
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(52,515)	(115,570)
Inventories	56,721	(94,345)
Prepaid expenses and other assets	(14,749)	(1,437)
Accounts payable	88,898	27,756
Accrued expenses	(4,214)	(9,389)
Other	3,784	(7,524)

Net cash provided by (used for) operating activities	153,053	(122,343)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(5,058)	(6,175)
Cash consideration paid for acquired businesses	-	(12,179)
Investments	-	464
Purchase of short-term investments	(230,456)	(72,100)
Proceeds from sale of short-term investments	389,056	50,800

Net cash provided by (used for) investing activities	153,542	(39,190)

Cash flows from financing activities:
Change in short-term borrowings	4,495	2,144
Change in long-term debt	(486)	(718)
Repurchase of senior notes	-	(268,399)
Repurchase of zero coupon convertible debentures	(13,328)	(95,384)
Proceeds from common stock offering	-	312,789
Proceeds from exercise of stock options	11,945	3,791

Net cash provided by (used for) financing activities	2,626	(45,777)

Effect of exchange rate changes on cash	(1,527)	(6,808)

Net increase (decrease) in cash and cash equivalents	307,694	(214,118)
Cash and cash equivalents at beginning of period	305,294	612,404

Cash and cash equivalents at end of period	$612,988	$398,286

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note A — Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company”) were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and consolidated results of operations at and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements for the year ended December 31, 2004 as filed in the company’s Annual Report on Form 10-K.

Revenue Recognition

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49,500 in the first quarter of 2004.

Stock-Based Compensation

The company accounts for stock-based compensation using Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”. The company adopted the disclosure requirements of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (collectively, “Statement No. 123”) which uses a fair-value based method of accounting for stock-based employee compensation plans.

The company’s current method of accounting utilizes the intrinsic value method whereby stock options are granted at market price and therefore no compensation costs are recognized.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

If compensation expense had been determined in accordance with Statement No. 123 utilizing the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans, the company’s pro forma net income and net income per share would have been as follows:

	For the Three Months Ended
	April 1,	March 31,
	2005	2004
Net income, as reported	$57,191	$29,525
Deduct: Impact of stock-based employee compensation expense determined under fair value method, for all awards, net of related taxes	(2,386)	(1,862)

Pro forma net income	$54,805	$27,663

Net income per share:
Basic-as reported	$.49	$.28

Basic-pro forma	$.47	$.26

Diluted-as reported	$.47	$.27

Diluted-pro forma	$.46	$.26

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

Note B — Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. Statement No. 123R will require companies to record compensation expense for SBP awards measured at fair value. In April 2005, the Securities and Exchange Commission announced the adoption of a new rule which amends the effective date for Statement No. 123R. The new rule does not change any of the accounting provisions. As a result, the company will adopt the accounting provisions of Statement 123R as of January 1, 2006. The company is currently evaluating the impact of applying the various provisions of Statement No. 123R.

Note C — Acquisitions

In July 2004, the company acquired Disway AG (“Disway”), an electronic components distributor in Italy, Germany, Austria, and Switzerland. The final purchase price is subject to a full year audit. The Disway acquisition has been accounted for as a purchase transaction, and accordingly, Disway’s results of operations have been included in the consolidated results of the company from the date of acquisition.

During the first quarter of 2004, the company made a final payment of $12,179 relating to its acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. in February 2003.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made in the first quarter of 2005 or 2004. If the put or call options on outstanding agreements were exercised at April 1, 2005, such payments would be approximately $12,000 ($11,000 at December 31, 2004), which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Note D — Investments

Affiliated Companies

The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

The following tables present the company’s investment in Marubun/Arrow and the company’s investment and long-term note receivable in Altech Industries at April 1, 2005 and December 31, 2004, and the equity in earnings of affiliated companies for the three months ended April 1, 2005 and March 31, 2004:

	Investments in		Equity in earnings of
	affiliated companies		affiliated companies
	April 1,	December 31,	April 1,	March 31,
	2005	2004	2005	2004
Marubun/Arrow	$20,467	$18,841	$531	$618
Altech Industries	16,140	15,461	547	(173)

	$36,607	$34,302	$1,078	$445

Under the terms of the aforementioned joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At April 1, 2005 and December 31, 2004, the company’s pro-rata share of this debt was $2,300 and $7,750, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

Investment Securities

The company has a 5% interest in World Peace Industrial Co., Ltd. and an 8.4% ownership interest in Marubun Corporation (“Marubun”). These investments are accounted for as available-for-sale securities using the fair value method as follows:

	April 1,	December 31,
	2005	2004
Cost basis	$33,863	$33,863
Net unrealized holding losses	(905)	(2,777)

Fair value	$32,958	$31,086

The fair value of these investments are included in “Other assets” and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

At April 1, 2005, the cost of the company’s investment in Marubun was $23,065, the fair value was $20,962, and the unrealized holding loss was $2,103. Although the fair value of the Marubun investment has been below the cost basis for more than two years, the company has concluded that an other-than-temporary decline has not occurred based upon its assessment of various factors, including the following:

•	broad worldwide and Japan specific economic factors;
•	publicly available forecasts for sales and earnings growth for the industry and Marubun;
•	the cyclical nature of the technology industry; and
•	recent financial performance of Marubun.

As Marubun experiences the same worldwide technology cyclical effects as the rest of the electronics distribution industry, it experienced period over period growth in sales for the nine months ended December 31, 2004, which is the most recently available public financial information. Marubun also reported a strong balance sheet at December 31, 2004. Marubun’s stock value has fluctuated over the last twelve months, with an increase of 35% compared with the year-earlier stock price. Additionally, the company has the intent and ability to retain this investment over a period of time, which would be sufficient to allow for any recovery in market value. The company could potentially realize an impairment charge in future periods if, among other factors, Marubun’s future earnings differ from currently available forecasts. At April 1, 2005, such an impairment charge would have been $2,103 ($.02 per share).

Note E — Accounts Receivable

The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At April 1, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program has not been utilized by the company since June 2001.

Note F — Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, related to the company’s electronic components business segment, is as follows:

December 31, 2004	$974,285
Other (primarily foreign currency translation)	(21,305)

April 1, 2005	$952,980

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.

Note G — Debt

During the first quarter of 2005, the company repurchased $13,210 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $355 ($212 net of related taxes), of which $118 was cash, and is recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense will be reduced by approximately $284 from the date of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchase.

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

In January 2004, the company repurchased, through a series of transactions, $41,500 principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company repurchased and/or redeemed the remaining outstanding $208,500 principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18,399 was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $20,300 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91,873 accreted value of its convertible debentures. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4,809 ($2,876 net of related taxes or $.03 per share), of which $3,511 was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $5,400 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

The company maintains a $450,000 revolving credit facility which matures in December 2006. At April 1, 2005 and December 31, 2004, the company had no outstanding borrowings under this facility.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.74% and 4.65% at April 1, 2005 and 6.53% and 3.80% at December 31, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $2,866 and $12,650 at April 1, 2005 and December 31, 2004, respectively.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.84% and 5.81% at April 1, 2005 and December 31, 2004, respectively) through their maturities. The 2003 swaps, which mature in June 2007, are classified as fair value hedges and had a negative fair value of $3,475 and $746 at April 1, 2005 and December 31, 2004, respectively.

Interest expense, net, includes interest income of $2,674 and $2,824 for the three months ended April 1, 2005 and March 31, 2004, respectively.

Note H — Restructuring, Integration, and Other Charges (Credits)

The company recorded an aggregate restructuring charge of $4,038 ($2,533 net of related taxes or $.02 per share) and $8,818 ($6,495 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) in the first quarter of 2005 and 2004, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructurings

In the first quarter of 2005, the company announced that it has taken additional actions to become more effectively organized and to improve its operating efficiencies, which will further reduce its costs on an annual basis by approximately $50,000, with $40,000 being realized in 2005. The estimated restructuring charge associated with these actions totals approximately $7,500 of which $4,060 was recorded in the first quarter of 2005. The restructuring charge associated with these actions consisted primarily of personnel costs relating to the elimination of approximately 150 positions, or 1% of the prior year-end worldwide total of 11,500 positions, and resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. The majority of the total charge is expected to be spent in cash. The company expects to record the balance of approximately $3,400 over the next several quarters.

The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100,000. The estimated restructuring charges associated with these actions total approximately $47,900, of which $166 and $8,818 were recorded in the first quarter of 2005 and 2004, respectively. The company recorded total restructuring charges of $9,830 and $37,965 during 2004 and 2003, respectively, associated with these actions. Approximately 85% of the total charge is expected to be spent in cash.

The aforementioned restructuring charges are comprised of the following at April 1, 2005:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2004	$2,828	$2,573	$371	$5,772
Additions (a)	4,290	16	(80)	4,226
Payments	(1,944)	(344)	-	(2,288)
Reclassification	(55)	(21)	76	-
Foreign currency translation	(32)	(50)	-	(82)
Non-cash usage	(117)	-	(90)	(207)

April 1, 2005	$4,970	$2,174	$277	$7,421

(a)	Personnel costs associated with the elimination of approximately 350 positions for the full year 2004 and 150 positions in the first quarter of 2005 across multiple locations, segments, and functions.

In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions, to mitigate, in part, the impact of significantly reduced sales and recorded restructuring charges and other charges of $227,622 in 2001, in addition to $2,052 related to prior real estate commitments, and $1,561 in 2004. In the first quarter of 2005, the company recorded a restructuring credit of $188 related to the 2001 restructuring. As of April 1, 2005, cumulative cash payments of $30,296 ($791 in the first quarter of 2005) and non-cash usage of $190,879 were recorded against the accrual. As of April 1, 2005 and December 31, 2004, the company had $9,872 and $10,851, respectively, of unused accruals of which $5,983 and $6,774, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,889 and $4,077 at April 1, 2005 and December 31, 2004, respectively, primarily relate to the termination of certain customer programs.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Integration

As of April 1, 2005, the remaining integration accrual of approximately $5,300 relates to the acquisition of IED, as well as numerous acquisitions made prior to 2000, and primarily represents payments for remaining contractual obligations.

Total integration costs are as follows at April 1, 2005:

	Facilities	Other	Total
December 31, 2004	$4,474	$1,019	$5,493
Payments	(44)	-	(44)
Foreign currency translation	(103)	-	(103)

April 1, 2005	$4,327	$1,019	$5,346

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration accruals as of April 1, 2005 aggregate $22,639, of which $18,598 is expected to be spent in cash, and will be utilized as follows:

–	The personnel costs accruals of $4,970 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

–	The facilities accruals totaling $12,484 relate to terminated leases with expiration dates through 2010 of which $3,675 will be paid in 2005. The minimum lease payments for these leases are $4,164 in 2006, $1,670 in 2007, $1,579 in 2008, and $1,396 thereafter.

–	The customer termination accrual of $3,889 relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

–	Other of $1,296 primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.

The company’s restructuring and integration programs primarily impacted its electronic components business segment.

Acquisition Indemnification

During the first quarter of 2005, Tekelec Europe SA (“Tekelec”) entered a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1,510 (approximately $2,000) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1,672 ($1,267 net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I — Net Income per Share

The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three Months Ended
	April 1,	March 31,
	2005 (a)	2004 (b)
Net income, as reported	$57,191	$29,525
Adjustment for interest expense on convertible debentures, net of tax	1,673	3,370

Net income, as adjusted	$58,864	$32,895

Net income per share:
Basic	$.49	$.28

Diluted (c)	$.47	$.27

Weighted average shares outstanding – basic	116,212	106,753
Net effect of various dilutive stock-based compensation awards	1,307	1,524
Net effect of dilutive convertible debentures	6,508	13,389

Weighted average shares outstanding – diluted	124,027	121,666

(a)	Includes an acquisition indemnification credit ($1,267 net of related taxes or $.01 per share on a basic basis), a restructuring charge ($2,533 net of related taxes or $.02 per share), and a loss on prepayment of debt ($212 net of related taxes).

(b)	Includes a restructuring charge ($6,495 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($14,191 net of related taxes or $.13 and $.12 per share on a basic and diluted basis, respectively).

(c)	The effect of options to purchase 5,751 and 4,834 shares for the three months ended April 1, 2005 and March 31, 2004, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note J — Comprehensive Loss

Comprehensive loss is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive loss are as follows:

	For the Three Months Ended
	April 1,	March 31,
	2005 (a)	2004 (b)
Net income	$57,191	$29,525
Foreign currency translation adjustments (c)	(76,657)	(44,323)
Unrealized gain on securities (d)	1,872	4,831
Unrealized loss on foreign exchange options	-	(691)

Comprehensive loss	$(17,594)	$(10,658)

(a)	Includes an acquisition indemnification credit ($1,267 net of related taxes), a restructuring charge ($2,533 net of related taxes), and a loss on prepayment of debt ($212 net of related taxes).

(b)	Includes a restructuring charge ($6,495 net of related taxes) and a loss on prepayment of debt ($14,191 net of related taxes).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(c)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(d)	The unrealized gain on securities have not been tax effected as the company has sufficient capital loss carryforwards.

Note K — Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three Months Ended
	April 1,	March 31,
	2005	2004
Components of net periodic benefit costs:
Service cost	$475	$437
Interest cost	2,068	1,966
Expected return on plan assets	(1,600)	(148)
Amortization of unrecognized net loss	740	654

Net periodic benefit costs	$1,683	$2,909

Note L — Contingencies

Reference is made to Note 16 to the company’s audited consolidated financial statements contained in the company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Note 16”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics in 2000 and certain litigation and tax contingencies from its purchase of Tekelec in 2000.

As discussed at Note 16, Wyle Laboratories, Inc. (a purchaser of assets, including testing facilities, from Wyle Electronics), Arrow and the California Department of Toxic Substance Control (the “DTSC”) entered into a consent decree pertaining to the remediation of environmental conditions at the Wyle Laboratories, Inc. testing site at Norco, California. The implementation of a May 2004 Removal Action Work Plan has been ongoing at the site and the company currently estimates that the completion of the work will cost approximately $1,500. A second Removal Action Work Plan, pertaining to the remediation of certain areas immediately adjacent to the site, is also under consideration by the DTSC, but the remedial design has not yet been finalized and it is therefore not possible to estimate the related costs.

In March 2005, the DTSC approved a Remedial Investigation Work Plan, covering the characterization of the remainder of the Norco site and potential off-site impacts. The company currently estimates the cost of completing the characterization under that plan at $2,200. An addendum to the plan is currently under review, which, if approved, may cause the company to incur unknown additional costs.

The complete scope of work under the consent decree, which will depend upon the characterization of the pollutants released at the site, their off-site impact, and the design and implementation of additional remedial actions, has not yet been finalized and the total associated costs have therefore not yet been determined.

The company and others are defendants in an action filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which residents and owners of property near the Norco site have sued under a variety of legal theories for unquantified damages allegedly caused by environmental contamination at and around the site.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Wyle Laboratories, Inc. has demanded indemnification from the company with respect to the work at both sites and in connection with the Riverside County litigation, and the company has, in turn, demanded indemnification from E.ON AG, which has assumed responsibility for the liabilities of VEBA Electronics, LLC (from which Arrow bought Wyle Electronics).

As is also discussed more fully at Note 16, the company continues to believe that any cost that it may incur in connection with potential remediation at the Wyle Laboratories, Inc. sites and any related litigation is covered by the indemnifications assumed by E.ON AG.

In addition to the lawsuit against E.ON AG discussed at Note 16, which is pending in Huntsville, Alabama, the company and Wyle Laboratories, Inc. have commenced an action in the United States District Court for the Central District of California against E.ON AG seeking indemnification and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site.

As discussed at Note 16, the Huntsville action includes a claim for the reimbursement of certain pre-acquisition tax liabilities of Wyle Electronics. The amount at issue in that claim has been reduced to approximately $6,400 as the result of the company’s recent direct receipt of certain state tax receivables. E.ON AG no longer acknowledges owing the company any such amounts. The company believes strongly in the merits of its action against E.ON AG, and is pursuing such action vigorously.

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

Note M — Segment and Geographic Information

The company is engaged in the distribution of electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s North American Computer Products group together with UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France).

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49,500 in the first quarter of 2004 for the company’s computer products segment in the United States.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income, by segment, are as follows:

	For the Three Months Ended
	April 1,	March 31,
	2005	2004
Sales:
Electronic Components	$2,094,743	$2,033,853
Computer Products	632,128	592,105

Consolidated	$2,726,871	$2,625,958

Operating income:
Electronic Components	$95,747	$110,440
Computer Products	35,684	20,618
Corporate (a)	(22,938)	(33,295)

Consolidated	$108,493	$97,763

(a)	Includes an acquisition indemnification credit of $1,672 and a restructuring charge of $4,038 for the three months ended April 1, 2005 and a restructuring charge of $8,818 for the three months ended March 31, 2004.

Total assets, by segment, are as follows:

	April 1,	December 31,
	2005	2004
Electronic Components	$4,332,018	$4,312,345
Computer Products	655,951	747,777
Corporate	591,062	448,979

Consolidated	$5,579,031	$5,509,101

Sales, by geographic area, are as follows:

	For the Three Months Ended
	April 1,	March 31,
	2005	2004
Americas (b)	$1,506,792	$1,485,138
EMEASA	915,793	874,562
Asia/Pacific	304,286	266,258

Consolidated	$2,726,871	$2,625,958

(b)	Included in sales for the Americas related to the United States is $1,391,672 and $1,388,118 for the three months ended April 1, 2005 and March 31, 2004, respectively.

Total assets, by geographic area, are as follows:

	April 1,	December 31,
	2005	2004
Americas (c)	$2,808,498	$2,690,463
EMEASA	2,236,446	2,264,225
Asia/Pacific	534,087	554,413

Consolidated	$5,579,031	$5,509,101

(c)	Included in total assets for the Americas related to the United States is $2,691,606 and $2,586,834 at April 1, 2005 and December 31, 2004, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note N — Subsequent Event

In April 2005, the company signed an agreement for the sale of its Cable Assembly business, a business unit within the company’s North American Components group that supplied custom cable assembly and associated contract manufacturing services, allowing the company to focus exclusively on creating value for its core customer base. The Cable Assembly business represented approximately $40,000, or less than 1% of the company’s 2004 annual consolidated sales and operated at approximately breakeven. The company expects to close on this sale during the second quarter of 2005, the impact of which is not expected to be material to the company’s consolidated financial position and consolidated results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49.5 million in the first quarter of 2004.

Consolidated sales for the first quarter of 2005 increased 3.8%, or $100.9 million, to $2.7 billion, compared with the year-earlier period. Sales in the company’s North American Computer Products (“NACP”) businesses increased primarily due to a company initiative to grow certain strategic products, such as services and storage, in its Enterprise Computing Solutions business. The increase in Asia/Pacific sales was a result of the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. Sales in the EMEASA (Europe, Middle East, Africa, and South America) components businesses increased primarily due to the impact of a weaker U.S. dollar on the translation of its financial statements and the acquisition of Disway AG (“Disway”). Sales in the North American Components (“NAC”) businesses declined, compared with the year-earlier period, as a result of continued cautiousness of inventory levels on the part of customers as product remains readily available.

Net income increased to $57.2 million in the first quarter of 2005, compared with net income of $29.5 million in the first quarter of 2004. The increase in net income is due to the company’s ability to increase sales without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt. In addition, the following items impact the comparability of the company’s results for the three months ended April 1, 2005 and March 31, 2004:

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005;
•	restructuring charges of $4.0 million ($2.5 million net of related taxes) in 2005 and $8.8 million ($6.5 million net of related taxes) in 2004; and
•	a loss on the prepayment of debt of $.4 million ($.2 million net of related taxes) in 2005 and $23.7 million ($14.2 million net of related taxes) in 2004.

Sales

The company has two business segments: electronic components and computer products. Consolidated sales for the first quarter of 2005 increased 3.8% to $2.7 billion compared with consolidated sales of $2.6 billion in the first quarter of 2004. The increase in consolidated sales of $100.9 million over the first quarter of 2004 was driven primarily by an increase of approximately $62.0 million in the company’s NACP businesses and an increase of approximately $60.9 million, or 3.0%, in the worldwide components business.

The increase of 12.7% in the NACP businesses is primarily due to a company initiative to grow certain strategic products, such as services and storage, in its Enterprise Computing Solutions business and, to a lesser extent, a change in the business model used for the sale of Hewlett-Packard Company (“HP”) products during February 2004.

The growth in the worldwide components business was primarily driven by the sales increase of 14.3% in Asia/Pacific, the impact of a weaker U.S. dollar on the translation of the company’s European financial statements, and the completion, during the third quarter of 2004, of the acquisition of Disway. The increase in Asia/Pacific sales, compared with the year-earlier period, was a result of the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. Sales in the EMEASA components businesses increased by 8.3%, compared with the year-earlier period, primarily due to the impact of a weaker U.S. dollar on the translation of its financial statements and the acquisition of Disway. These increases were offset in part by sales in the NAC businesses which declined by 3.9%, when compared with the year-earlier period, as a result of continued cautiousness of inventory levels on the part of customers as product remains readily available.

The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $36.7 million for the first quarter of 2005, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the weaker U.S. dollar, was 2.4%.

Sales of electronic components increased by $60.9 million or 3.0% for the first quarter of 2005, compared with the year-earlier period. The overall increase in sales includes the aforementioned factors related to increased sales of electronic components in EMEASA and the Asia/Pacific region, offset by the sales decline in the NAC businesses.

Sales of computer products increased by $40.0 million or 6.8% for the first quarter of 2005, compared with the year-earlier period. The change in the business model with HP increased sales by an estimated $21.2 million. During February 2004, HP modified its agreement with distributors transforming the relationship from that of an agent to that of a distributor and thereby changing the method of recognizing revenue. Excluding the change related to HP, computer product sales would have increased by 3.2% for the first quarter of 2005. Sales in the Enterprise Computing Solutions business increased by 24.4% for the first quarter of 2005, compared with the year-earlier period, due to increased sales of services and storage. Sales of industrial related computer products to original equipment manufacturers decreased by 10.9% for the first quarter of 2005, compared with the year-earlier period.

Gross Profit

The company recorded gross profit of $432.2 million in the first quarter of 2005, compared with $423.2 million in the year-earlier period. The increase in gross profit is primarily due to the 3.8% increase in sales in the first quarter of 2005. The gross profit margin for the first quarter of 2005 decreased by approximately 20 basis points when compared with the year-earlier period. The decrease in gross profit margin is primarily the result of pricing pressures in the marketplace relating to the worldwide components businesses and increased sales in certain countries in Asia/Pacific that have lower margins.

Restructuring, Integration, and Other Charges (Credits)

The company recorded an aggregate restructuring charge of $4.0 million ($2.5 million net of related taxes or $.02 per share) and $8.8 million ($6.5 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) in the first quarter of 2005 and 2004, respectively.

Restructurings

In the first quarter of 2005, the company announced that it has taken additional actions to become more effectively organized and to improve its operating efficiencies, which will further reduce its costs on an annual basis by approximately $50.0 million, with $40.0 million being realized in 2005. The estimated restructuring charge associated with these actions totals approximately $7.5 million of which $4.1 million was recorded in the first quarter of 2005. The restructuring charge associated with these actions consisted primarily of personnel costs relating to the elimination of approximately 150 positions, or 1% of the prior year-end worldwide total of 11,500 positions, and resulted primarily in the elimination of certain corporate support functions across multiple locations in North America. The majority of the total charge is expected to be spent in cash. The company expects to record the balance of approximately $3.4 million over the next several quarters.

The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100.0 million. The estimated restructuring charges associated with these actions total approximately $48.0 million, of which $.2 million and $8.8 million were recorded in the first quarter of 2005 and 2004, respectively. The company recorded total restructuring charges of $9.8 million and $38.0 million during 2004 and 2003, respectively, associated with these actions. Approximately 85% of the total charge is expected to be spent in cash.

As of April 1, 2005, $7.4 million of the aforementioned charges were accrued but unused of which $5.0 million are for personnel costs, $2.2 million are to address remaining facilities commitments, and approximately $.2 million are for other remaining contractual obligations.

Also in the first quarter of 2005, the company recorded a restructuring credit of $.2 million related to the 2001 restructuring. As of April 1, 2005, $9.9 million was accrued but unused of which $6.0 million is to address remaining real estate lease commitments and $3.9 million primarily relates to the termination of certain customer programs.

Integration

As of April 1, 2005, the remaining integration accrual of $5.3 million relates to the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. in February 2003, as well as numerous acquisitions made prior to 2000, and primarily represents payments for remaining contractual obligations.

Restructuring and Integration Summary

The remaining balances of the aforementioned restructuring and integration accruals as of April 1, 2005 aggregate $22.6 million, of which $18.6 million is expected to be spent in cash, and will be utilized as follows:

–	The personnel costs accruals of $5.0 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

–
The facilities accruals totaling $12.5 million relate to terminated leases with expiration dates through 2010 of which $3.7 million will be paid in 2005. The minimum lease payments for these leases are approximately $4.1 million in 2006, $1.7 million in 2007, $1.6 million in 2008, and $1.4 million thereafter.

–
The customer termination accrual of $3.9 million relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

–	Other of approximately $1.2 million primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.

Acquisition Indemnification

During the first quarter of 2005, Tekelec Europe SA (“Tekelec”) entered a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1.5 million (approximately $2.0 million) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.

Operating Income

The company recorded operating income of $108.5 million in the first quarter of 2005 as compared with operating income of $97.8 million in the first quarter of 2004. The increase in operating income of $10.7 million is primarily a result of higher absolute gross profit dollars due to increased sales in the first quarter of 2005, the acquisition indemnification credit, lower restructuring charges, and the cost savings realized from the current restructurings.

Selling, general and administrative expenses increased in the first quarter of 2005 compared with the first quarter of 2004 by $8.4 million or 2.8%. This increase is primarily due to the increase in the foreign exchange rates, investments in Asia/Pacific, and the impact of the acquisition of Disway in the third quarter of 2004. Variable expenses related to incremental sales were offset by the acquisition indemnification credit and cost savings resulting from the company’s restructuring activities.

In the first quarter of 2005, in connection with a review of payroll withholding tax relating to non-salary benefit items in Germany, the company recorded a charge of approximately $5.0 million ($3.4 million net of related taxes) in operating expenses covering the years 2001 through 2004.

Loss on Prepayment of Debt

During the first quarter of 2005, the company repurchased $13.2 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $.4 million ($.2 million net of related taxes), of which $.1 million was cash, and is recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense will be reduced by approximately $.3 million from the date of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchase.

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company repurchased and/or redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $20.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91.9 million accreted value of its convertible debentures. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4.8 million ($2.9 million net of related taxes or $.03 per share), of which $3.5 million was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $5.4 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

Interest Expense

Net interest expense decreased $6.6 million or 21.5% in the first quarter of 2005 to $24.1 million, compared with $30.7 million in the first quarter of 2004, primarily as a result of lower debt balances. During 2004, the company prepaid approximately $570 million of debt.

Income Taxes

The company recorded an income tax provision of $27.7 million on income before income taxes and minority interest of $85.1 million for the first quarter of 2005, compared with an income tax provision of $14.1 million on income before income taxes and minority interest of $43.8 million in the comparable year-earlier period. The income taxes recorded for the first quarter of 2005 are impacted by the aforementioned acquisition indemnification credit, restructuring charge, and loss on prepayment of debt. The income taxes recorded for the first quarter of 2004 are impacted by the aforementioned restructuring charge and loss on prepayment of debt. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income

The company recorded net income of $57.2 million in the first quarter of 2005, compared with $29.5 million in the year-earlier period. Included in the results for the first quarter of 2005 are the previously discussed acquisition indemnification credit of $1.3 million, restructuring charge of $2.5 million, and loss on prepayment of debt of $.2 million. Included in the results for the first quarter of 2004 are the previously discussed restructuring charge of $6.5 million and loss on prepayment of debt of $14.2 million.

Liquidity and Capital Resources

At April 1, 2005 and December 31, 2004 the company had cash, cash equivalents, and short-term investments of $613.0 million and $463.9 million, respectively. The net amount of cash generated by the company’s operating activities during the three months ended April 1, 2005 was $153.1 million primarily from earnings from operations, adjusted for non-cash items, and a reduction in net working capital as a percentage of sales. The increase in accounts receivable in the first quarter of 2005, resulting from increased sales, was offset by a decrease in inventories and an increase in accounts payable. The net amount of cash provided by investing activities during the three months ended April 1, 2005 was $153.5 million, including $158.6 million for net proceeds from the sale of short-term investments, offset, in part, by $5.1 million for various capital expenditures. The net amount of cash provided by financing activities during the three months ended April 1, 2005 was $2.6 million, primarily reflecting a change in short-term borrowings of $4.5 million and $11.9 million for proceeds from the exercise of stock options, offset, in part, by $13.3 million used to repurchase convertible debentures. The effect of exchange rate changes on cash was a decrease of $1.5 million.

The net amount of cash used for the company’s operating activities during the three months ended March 31, 2004 was $122.3 million, primarily a result of higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items, primarily reflecting depreciation and amortization, as well as the accretion of discounts. The net amount of cash used for investing activities during the three months ended March 31, 2004 was $39.2 million, including $21.3 million for net purchases of short-term investments, $12.2 million for consideration paid for the final portion of the acquisition of IED, and $6.2 million for various capital expenditures. The net amount of cash used for financing activities during the three months ended March 31, 2004 was $45.8 million, primarily reflecting $268.4 million used to repay senior notes and $95.4 million used to repurchase convertible debentures, offset, in part, by the net proceeds of approximately $313.0 million from the sale of common stock in February 2004.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61.3% and 63.0% at April 1, 2005 and December 31, 2004, respectively.

Net cash provided by operating activities increased by $275.4 million for the three months ended April 1, 2005, as compared with the year-earlier period, primarily reflecting the company’s initiatives to manage working capital more efficiently. Working capital as a percentage of sales was 19.1% in the first quarter of 2005 compared with 19.5% in the first quarter of 2004.

Net cash used for operating activities increased by $75.9 million for the three months ended March 31, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items.

Cash Flows from Investing Activities

The company utilizes short-term investments as part of its cash management activities. During the three months ended April 1, 2005, the net proceeds from the sale of short-term investments were $158.6 million. This amount was reinvested in cash equivalents. During the three months ended March 31, 2004, the net purchases of short-term investments were $21.3 million.

During the first quarter of 2004, the company made a final payment of $12.2 million relating to its acquisition of IED in February 2003.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made in the first quarter of 2005 or 2004. If the put or call options on outstanding agreements were exercised at April 1, 2005, such payments would be approximately $12.0 million ($11.0 million at December 31, 2004), which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries change.

Capital expenditures were $5.1 million in the first quarter of 2005 compared with $6.2 million in the first quarter of 2004.

Cash Flows from Financing Activities

Cash flow from financing activities was $2.6 million in the first quarter of 2005. Cash flow used for financing activities was $45.8 million in the first quarter of 2004.

During the first quarter of 2005, the company repurchased $13.2 million accreted value of its convertible debentures. The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $.4 million ($.2 million net of related taxes), of which $.1 million was cash. As a result of this transaction, net interest expense will be reduced by approximately $.3 million from the date of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchase. Also in the first quarter of 2005, the company received proceeds from the exercise of stock options of $11.9 million and short-term borrowings increased by $4.5 million.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of approximately $313.0 million. The proceeds were used to redeem $208.5 million of the company’s outstanding 8.7% senior notes due in October 2005 and for the repurchase of a portion of the company’s outstanding convertible debentures.

In January 2004, the company repurchased, through a series of transactions, $41.5 million principal amount of its 8.7% senior notes, due in October 2005. In March 2004, the company repurchased and/or redeemed the remaining outstanding $208.5 million principal amount of these same notes. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash. As a result of these transactions, interest expense will be reduced by approximately $20.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During the first quarter of 2004, the company repurchased, through a series of transactions, $91.9 million accreted value of its convertible debentures. The company made this repurchase primarily with a portion of the proceeds from the February 2004 equity offering. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $4.8 million ($2.9 million net of related taxes or $.03 per share), of which $3.5 million was cash. As a result of these transactions, interest expense will be reduced by approximately $5.4 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

The company has a $550.0 million asset securitization program (the “program”). At April 1, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program’s facility fee is .2%.

The company maintains a $450.0 million revolving credit facility which matures in December 2006. At April 1, 2005 and December 31, 2004, the company had no outstanding borrowings under this facility, for which the company pays a facility fee of .25% per annum.

Restructuring Activities

Based on the aforementioned restructuring and integration charges, at April 1, 2005, the company has a remaining accrual of $22.6 million, of which $18.6 million is expected to be spent in cash. The expected cash payments are approximately $9.1 million in 2005, $4.8 million in 2006, $1.7 million in 2007, $1.6 million in 2008, and $1.4 million thereafter.

In April 2005, the company signed an agreement for the sale of its Cable Assembly business, a business unit within the company’s NAC group that supplied custom cable assembly and associated contract manufacturing services, allowing the company to focus exclusively on creating value for its core customer base. The Cable Assembly business represented approximately $40.0 million, or less than 1% of the company’s 2004 annual consolidated sales and operated at approximately breakeven. The company expects to close on this sale during the second quarter of 2005, the impact of which is not expected to be material to the company’s consolidated financial position and consolidated results of operations.

Contractual Obligations

The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, since December 31, 2004.

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

The company believes there have been no significant changes, during the quarterly period ended April 1, 2005, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There have been no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2004, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at April 1, 2005 and December 31, 2004 was $253.9 million and $224.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at April 1, 2005 and December 31, 2004. The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $36.7 million and increased operating income of $2.4 million for the three months ended April 1, 2005, compared with the year-earlier period, based on 2004 sales at the average rate for 2005. Sales and operating income would have decreased by approximately $74.6 million and $3.3 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first quarter of 2005. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

Interest Rate Risk

At April 1, 2005, approximately 64% of the company’s debt was subject to fixed rates, and 36% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first quarter of 2005. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.

The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of April 1, 2005. Based on such evaluation, they have concluded that, as of April 1, 2005, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 6. Exhibits

            Exhibits

10(a)	Arrow Electronics Stock Ownership Plan, as amended and restated on March 7, 2005.

10(b)	Arrow Electronics Savings Plan, as amended and restated on March 7, 2005.

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: April 29, 2005	By:	/s/ Paul J. Reilly

Paul J. Reilly
Vice President and Chief Financial Officer