Form 10-Q
period 2005-07-01
ARROW ELECTRONICS INC
filed 2005-07-29
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4482
ARROW ELECTRONICS, INC.
(Exact name of Registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code (631) 847-2000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
There were 118,355,921 shares of Common Stock, $1 par value, outstanding as of July 26, 2005.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Sales	$2,767,547	$2,678,290	$5,494,418	$5,304,248

Costs and expenses:
Cost of products sold	2,326,214	2,227,256	4,620,856	4,429,994
Selling, general and administrative expenses	304,235	310,379	613,078	611,892
Depreciation and amortization	13,493	13,963	26,020	29,089
Acquisition indemnification credit	–	–	(1,672)	–
Restructuring charges (gain)	4,847	(1,241)	8,885	7,577

	2,648,789	2,550,357	5,267,167	5,078,552

Operating income	118,758	127,933	227,251	225,696

Equity in earnings of affiliated companies	562	901	1,640	1,346

Loss on prepayment of debt	1,731	7,051	2,086	30,781

Write-down of investment	3,019	–	3,019	–

Interest expense, net	24,375	24,493	48,475	55,213

Income before income taxes and minority interest	90,195	97,290	175,311	141,048

Provision for income taxes	31,627	30,000	59,371	44,082

Income before minority interest	58,568	67,290	115,940	96,966

Minority interest	119	431	300	582

Net income	$58,449	$66,859	$115,640	$96,384

Net income per share:
Basic	$.50	$.58	$.99	$.87

Diluted	$.48	$.55	$.96	$.82

Average number of shares outstanding:
Basic	117,009	114,917	116,604	110,764
Diluted	124,241	126,698	124,136	124,198
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	July 1,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$616,213	$305,294
Short-term investments	–	158,600

Total cash and short-term investments	616,213	463,894
Accounts receivable, net	2,118,510	1,984,122
Inventories	1,359,081	1,486,478
Prepaid expenses and other assets	100,060	93,039

Total current assets	4,193,864	4,027,533

Property, plant and equipment at cost:
Land	38,507	40,340
Buildings and improvements	170,147	184,344
Machinery and equipment	409,779	418,721

	618,433	643,405
Less: accumulated depreciation and amortization	(386,453)	(380,422)

Property, plant and equipment, net	231,980	262,983

Investments in affiliated companies	34,353	34,302
Cost in excess of net assets of companies acquired	921,770	974,285
Other assets	200,079	209,998

Total assets	$5,582,046	$5,509,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,451,602	$1,261,971
Accrued expenses	391,022	395,955
Short-term borrowings, including current portion of long-term debt	229,658	8,462

Total current liabilities	2,072,282	1,666,388

Long-term debt	1,160,921	1,465,880
Other liabilities	177,369	182,647

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2005 and 2004 Issued – 118,272 shares in 2005 and 117,675 in 2004	118,272	117,675
Capital in excess of par value	809,241	797,828
Retained earnings	1,261,446	1,145,806

Foreign currency translation adjustment	7,904	190,595

	2,196,863	2,251,904

Less: Treasury stock (294 and 1,374 shares in 2005 and 2004, respectively), at cost	(7,861)	(36,735)
Unamortized employee stock awards	(2,626)	(3,738)
Other	(14,902)	(17,245)

Total shareholders’ equity	2,171,474	2,194,186

Total liabilities and shareholders’ equity	$5,582,046	$5,509,101

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1,	June 30,
	2005	2004
Cash flows from operating activities:
Net income	$115,640	$96,384

Adjustments to reconcile net income to net cash provided by (used for) operations:
Minority interest	300	582
Depreciation and amortization	26,020	29,089
Accretion of discount on zero coupon convertible debentures	5,395	9,880
Amortization of deferred financing costs and discount on notes	1,885	2,807
Amortization of restricted stock and performance awards	3,010	5,936
Equity in earnings of affiliated companies	(1,640)	(1,346)
Deferred income taxes	705	1,568
Acquisition indemnification credit, net of taxes	(1,267)	–
Restructuring charges, net of taxes	5,458	4,581
Loss on prepayment of debt, net of taxes	1,247	18,407
Write-down of investment	3,019	–
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(207,839)	(234,862)
Inventories	79,457	(191,974)
Prepaid expenses and other assets	(6,123)	(3,940)
Accounts payable	221,484	96,452
Accrued expenses	(30,513)	(567)
Other	(124)	7,176

Net cash provided by (used for) operating activities	216,114	(159,827)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(4,564)	(3,055)
Cash consideration paid for acquired businesses	(2,461)	(12,179)
Proceeds from note receivable	–	8,333
Purchase of short-term investments	(230,456)	(178,836)
Proceeds from sale of short-term investments	389,056	178,836
Other	3,711	(286)

Net cash provided by (used for) investing activities	155,286	(7,187)

Cash flows from financing activities:
Change in short-term borrowings	9,493	(1,213)
Change in long-term debt	(1,936)	(947)
Repurchase of senior notes	–	(268,399)
Repurchase of zero coupon convertible debentures	(94,501)	(241,790)
Proceeds from common stock offering	–	312,789
Proceeds from exercise of stock options	35,563	12,701

Net cash used for financing activities	(51,381)	(186,859)

Effect of exchange rate changes on cash	(9,100)	3,416

Net increase (decrease) in cash and cash equivalents	310,919	(350,457)

Cash and cash equivalents at beginning of period	305,294	612,404

Cash and cash equivalents at end of period	$616,213	$261,947

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended April 1, 2005, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 as filed in the company’s Annual Report on Form 10-K.
Revenue Recognition
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $71,946 and $121,446 for the second quarter and first six months of 2004, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
If compensation expense had been determined in accordance with Statement No. 123 utilizing the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans, the company’s pro forma net income and net income per share would have been as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Net income, as reported	$58,449	$66,859	$115,640	$96,384
Deduct: Impact of stock-based employee compensation expense determined under fair value method, for all awards, net of related taxes	(2,145)	(1,811)	(4,531)	(3,673)

Pro forma net income	$56,304	$65,048	$111,109	$92,711

Net income per share:
Basic-as reported	$.50	$.58	$.99	$.87

Basic-pro forma	$.48	$.57	$.95	$.84

Diluted-as reported	$.48	$.55	$.96	$.82

Diluted-pro forma	$.47	$.53	$.92	$.79

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
Note C — Acquisitions/Dispositions
The impact of the following acquisitions and dispositions are not deemed to be material to the company’s consolidated financial position and consolidated results of operations.
In June 2005, the company signed an agreement to acquire the component distribution business of Connektron Pty. Ltd (“Connektron”), a leading passive, electromechanical, and connectors distributor in Australia and New Zealand. The acquisition of the component distribution business of Connektron, which was completed on July 1, 2005, has been accounted for as a purchase transaction, and accordingly, its results of operations will be included in the consolidated results of the company from the date of acquisition.
During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s North American Components group that supplies custom cable assembly and associated contract manufacturing services. The $1,300 loss resulting from this sale is reflected as a component of restructuring charges.

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
As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made during the first six months of 2005 or 2004. If the put or call options on outstanding agreements were exercised, such payments would be approximately $11,000 at both July 1, 2005 and December 31, 2004, which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.
Note D — Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow and the company’s investment and long-term note receivable in Altech Industries:

	July 1,	December 31,
	2005	2004
Marubun/Arrow	$20,643	$18,841
Altech Industries	13,710	15,461

	$34,353	$34,302

The equity in earnings of affiliated companies are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Marubun/Arrow	$548	$1,019	$1,079	$1,637
Altech Industries	14	(118)	561	(291)

	$562	$901	$1,640	$1,346

Under the terms of the aforementioned joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At July 1, 2005 and December 31, 2004, the company’s pro-rata share of this debt was $6,850 and $7,750, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Investment Securities
The company has a 5% interest in World Peace Industrial Co., Ltd. (“WPI”) and an 8.4% interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The company accounts for these investments in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under Statement No. 115 and EITF Issue No. 03-1, if the fair value of an investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and evidence indicates that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss.
At July 1, 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of Marubun occurred and, accordingly, recognized a loss of $3,019 ($.03 per share) on the write-down of this investment. The new cost basis of the company’s investment in Marubun at July 1, 2005 was $20,046.
At July 1, 2005, the cost basis of the company’s investment in WPI was $10,798, the fair value was $10,497, and the unrealized holding loss was $301. Although the fair value of the WPI investment was below the cost basis, the company concluded that an other-than-temporary decline had not occurred.
At December 31, 2004, the cost basis of the company’s investment in WPI and Marubun was $33,863, the fair value was $31,086, and the net unrealized holding loss was $2,777.
The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheet and the related net unrealized holding losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.
Note E — Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At July 1, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program has not been utilized by the company since June 2001.
Note F — Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, related to the company’s electronic components business segment, is as follows:

December 31, 2004	$974,285
Acquisitions related	4,179
Other (primarily foreign currency translation)	(56,694)

July 1, 2005	$921,770

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note G — Debt
The company recorded a loss on prepayment of debt of $1,731 ($1,035 net of related taxes or $.01 per share) and $7,051 ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) for the second quarter of 2005 and 2004, respectively, and $2,086 ($1,247 net of related taxes or $.01 per share) and $30,781 ($18,407 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively), for the six months ended July 1, 2005 and June 30, 2004, respectively.
During the second quarter of 2005, the company repurchased, through a series of transactions, $80,835 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1,731 ($1,035 net of related taxes or $.01 per share), of which $338 was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $627 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2005, the company repurchased, through a series of transactions, $94,045 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2,086 ($1,247 net of related taxes or $.01 per share), of which $456 was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $911 from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
During the second quarter of 2004, the company repurchased, through a series of transactions, $141,708 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $7,051 ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively), of which $4,702 was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $7,700 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2004, the company repurchased, through a series of transactions, $233,581 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $11,860 ($7,092 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8,213 was cash. Also during the first six months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18,399 was cash, and was recognized as a loss on prepayment of debt. The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $33,400 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
In June 2005, the company amended and restated its revolving credit agreement and, accordingly, increased the facility size from $450,000 to $600,000. The $600,000 revolving credit facility matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at July 1, 2005 and December 31, 2004.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.75% and 5.55% at July 1, 2005 and 6.53% and 3.80% at December 31, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $9,060 and $12,650 at July 1, 2005 and December 31, 2004, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.84% and 5.81% at July 1, 2005 and December 31, 2004, respectively) through their maturities. The 2003 swaps, which mature in June 2007, are classified as fair value hedges and had a negative fair value of $2,956 and $746 at July 1, 2005 and December 31, 2004, respectively.
Interest expense, net, includes interest income of $3,122 and $2,931 for the three months ended July 1, 2005 and June 30, 2004, respectively, and $5,371 and $5,868 for the six months ended July 1, 2005 and June 30, 2004, respectively.
Note H — Restructuring, Integration, and Other Charges (Credits)
The company recorded an aggregate restructuring charge of $4,847 ($2,925 net of related taxes or $.02 per share) and a restructuring gain of $1,241 ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) in the second quarter of 2005 and 2004, respectively. For the six months ended July 1, 2005 and June 30, 2004, the company recorded restructuring charges of $8,885 ($5,458 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) and $7,577 ($4,581 net of related taxes or $.04 per share), respectively.
Restructurings
In the first quarter of 2005, the company announced that it would be taking additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50,000 per annum with $40,000 to be realized in 2005. The estimated net restructuring charges associated with these actions are expected to total approximately $7,500 of which $4,460 was recorded in the second quarter of 2005 and $8,520 was recorded in the first six months of 2005 with a third quarter anticipated gain on the sale of a facility which is expected to partially offset the restructuring charges incurred to date. The restructuring charges associated with these actions consisted primarily of personnel costs relating to the elimination of approximately 230 positions, or 2% of the prior year-end worldwide total of 11,500 positions, across multiple locations, segments, and functions. The majority of the total charge is expected to be spent in cash.
The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100,000. The estimated restructuring charges associated with these actions total approximately $47,900, of which $570 and $736 were recorded in the second quarter and first six months of 2005, respectively, and a restructuring gain of $699 and restructuring charges of $8,119 were recorded in the second quarter and first six months of 2004, respectively. The company recorded total restructuring charges of $9,830 and $37,965 during 2004 and 2003, respectively, associated with these actions. Approximately 85% of the total charge is expected to be spent in cash.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The aforementioned restructuring charges are comprised of the following at July 1, 2005:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2004	$2,828	$2,573	$371	$5,772
Additions (a) (b)	8,131	96	1,029	9,256
Payments	(5,306)	(208)	(464)	(5,978)
Reclassification	(30)	(36)	66	–
Foreign currency translation	13	(127)	(7)	(121)
Non-cash usage	(365)	–	(107)	(472)

July 1, 2005	$5,271	$2,298	$888	$8,457

(a)	Personnel costs associated with the elimination of approximately 350 positions for the full year 2004 and 230 positions in the first six months of 2005 across multiple locations, segments, and functions.

(b)	Additions include one-time restructuring charges of $1,300 resulting from the sale of the company’s Cable Assembly business during the second quarter of 2005 which primarily relates to personnel costs for accrued severance benefits and inventory valuation adjustments.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. In the second quarter and first six months of 2005, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $183 and $371, respectively. The restructuring charges and other charges recorded as of 2004 total $231,235, which includes a restructuring credit of $542 recorded in the second quarter and first six months of 2004. As of July 1, 2005, cumulative cash payments of $31,017 ($721 and $1,512 in the second quarter and first six months of 2005, respectively) and non-cash usage of $190,879 were recorded against the accrual. As of July 1, 2005 and December 31, 2004, the company had $8,968 and $10,851, respectively, of unused accruals of which $5,286 and $6,774, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,682 and $4,077 at July 1, 2005 and December 31, 2004, respectively, primarily relate to the termination of certain customer programs.
Integration
As of July 1, 2005, the integration accrual was $5,575 relating to the acquisition of the Industrial Electronics Division of Agilysys, Inc. in 2003, as well as numerous acquisitions made prior to 2000, for remaining contractual obligations as follows:

	Facilities	Other	Total
December 31, 2004	$4,474	$1,019	$5,493
Payments (a)	273	(15)	258
Foreign currency translation	(176)	–	(176)

July 1, 2005	$4,571	$1,004	$5,575

(a)	Facilities include refunds received during the second quarter of 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $23,000 as of July 1, 2005, of which $18,509 is expected to be spent in cash, and will be utilized as follows:
–	The personnel costs accruals of $5,271 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

–	The facilities accruals totaling $12,155 relate to terminated leases with expiration dates through 2010 of which $2,544 will be paid in 2005. The minimum lease payments for these leases are $4,183 in 2006, $1,856 in 2007, $1,937 in 2008, and $1,635 thereafter.

–	The customer termination accrual of $3,682 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

–	Other of $1,892 primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.
The company’s restructuring and integration programs primarily impacted its electronic components business segment.
Acquisition Indemnification
During the first quarter of 2005, Tekelec Europe SA (“Tekelec”), a French subsidiary of the company, entered a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1,510 (approximately $2,000) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1,672 ($1,267 net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.
Note I — Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005 (a)	2004 (b)	2005 (c)	2004 (d)
Net income, as reported	$58,449	$66,859	$115,640	$96,384
Adjustment for interest expense on convertible debentures, net of tax	1,553	2,536	3,226	5,906

Net income, as adjusted	$60,002	$69,395	$118,866	$102,290

Net income per share:

Basic	$.50	$.58	$.99	$.87

Diluted (e)	$.48	$.55	$.96	$.82

Weighted average shares outstanding - basic	117,009	114,917	116,604	110,764
Net effect of various dilutive stock-based
compensation awards	1,349	1,889	1,337	1,775
Net effect of dilutive convertible debentures	5,883	9,892	6,195	11,659
Weighted average shares outstanding - diluted	124,241	126,698	124,136	124,198

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)	Includes a restructuring charge ($2,925 net of related taxes or $.02 per share), a loss on prepayment of debt ($1,035 net of related taxes or $.01 per share), and a loss on the write-down of an investment ($3,019 or $.03 per share).

(b)	Includes a restructuring gain ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively).

(c)	Includes an acquisition indemnification credit ($1,267 net of related taxes or $.01 per share on a basic basis), restructuring charges ($5,458 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively), a loss on prepayment of debt ($1,247 net of related taxes or $.01 per share), and a loss on the write-down of an investment ($3,019 or $.03 per share).

(d)	Includes restructuring charges ($4,581 net of related taxes or $.04 per share) and a loss on prepayment of debt ($18,407 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively).

(e)	The effect of options to purchase 4,264 and 5,218 shares for the three and six months ended July 1, 2005, respectively, were excluded from the computation and the effect of options to purchase 2,495 and 4,600 shares for the three and six months ended June 30, 2004, respectively, were excluded from the computation. The impact of such common stock equivalents are excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

Note J — Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005 (a)	2004 (b)	2005 (c)	2004 (d)
Net income	$58,449	$66,859	$115,640	$96,384
Foreign currency translation adjustments (e)	(106,034)	42,022	(182,691)	(2,301)
Unrealized gain on securities (f)	604	358	2,476	5,189
Unrealized loss on employee benefit plan assets	(133)	–	(133)	–
Unrealized loss on foreign exchange options	–	–	–	(691)

Comprehensive income (loss)	$(47,114)	$109,239	$(64,708)	$98,581

(a)	Includes a restructuring charge ($2,925 net of related taxes), a loss on prepayment of debt ($1,035 net of related taxes), and a loss on the write-down of an investment ($3,019).

(b)	Includes a restructuring gain ($1,914 net of related taxes) and a loss on prepayment of debt ($4,216 net of related taxes).

(c)	Includes an acquisition indemnification credit ($1,267 net of related taxes), restructuring charges ($5,458 net of related taxes), a loss on prepayment of debt ($1,247 net of related taxes), and a loss on the write-down of an investment ($3,019).

(d)	Includes restructuring charges ($4,581 net of related taxes) and a loss on prepayment of debt ($18,407 net of related taxes).

(e)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(f)	The unrealized gain on securities have not been tax effected as the company has sufficient capital loss carryforwards.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K — Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$475	$437	$950	$874
Interest cost	2,068	1,966	4,136	3,932
Expected return on plan assets	(1,600)	(1,548)	(3,200)	(3,096)
Amortization of unrecognized net loss	740	654	1,480	1,308

Net periodic benefit costs	$1,683	$1,509	$3,366	$3,018

Note L — Contingencies
Reference is made to Note L to the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended April 1, 2005 (“Note L”), as well as Note 16 to the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Note 16”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics in 2000 and certain litigation and tax contingencies from its purchase of Tekelec in 2000.
As discussed in Note L and Note 16, Wyle Laboratories, Inc. (a purchaser of assets, including testing facilities, from Wyle Electronics), the company and the California Department of Toxic Substance Control (the “DTSC”) entered into a consent decree pertaining to the remediation of environmental conditions at the Wyle Laboratories, Inc. testing site at Norco, California. The implementation of a May 2004 Removal Action Work Plan has been ongoing at the site and the company currently estimates that the completion of the work will cost approximately $1,500. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $950.
In March 2005, the DTSC approved a Remedial Investigation Work Plan, covering the characterization of the remainder of the Norco site and potential off-site impacts. The company currently estimates the cost of completing the characterization under that plan at $2,200.
The complete scope of work under the consent decree, which will depend upon the ultimate characterization of the pollutants released at the site, their off-site impact, and the design and implementation of additional remedial actions, has not yet been finalized and the total associated costs have therefore not been determined.
The company and others are defendants in an action filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which residents and owners of property near the Norco site have sued under a variety of legal theories for unquantified damages allegedly caused by environmental contamination at and around the site. An amended complaint, filed in July 2005, added VEBA Electronics, LLC and E.ON AG as defendants in this matter.
Wyle Laboratories, Inc. has demanded indemnification from the company with respect to the work at the Norco site, at a related site in Huntsville, Alabama, and in connection with the Riverside County litigation, and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
the company has, in turn, demanded indemnification from E.ON AG, which has assumed responsibility for the liabilities of VEBA Electronics, LLC (from which Arrow bought Wyle Electronics).
As is also discussed more fully in Note L and Note 16, the company continues to believe that any cost that it may incur in connection with potential remediation at the Wyle Laboratories, Inc. sites and any related litigation is covered by the indemnifications assumed by E.ON AG.
As discussed in Note L and Note 16, the company commenced an action against E.ON AG in federal court in Alabama to secure, among other things, payment of its obligations in connection with the Huntsville and Norco sites. In May 2005, the judge in that case dismissed the initial complaint, but did not rule on the pending amended complaint. The company has filed a notice of appeal of that ruling with the 11th Circuit Court of Appeals. The judge in that case also granted the company’s motion to transfer the case to the United States District Court for the Central District of California, where it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site.
As is also discussed in Note L and Note 16, the federal court actions include a claim for the reimbursement of certain pre-acquisition tax liabilities of Wyle Electronics in the amount of $8,729. The amount at issue has been reduced by approximately $1,422 as the result of the company’s direct receipt of tax refunds from certain state tax authorities.
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
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $71,946 and $121,446 for the second quarter and first six months of 2004, respectively, for the company’s computer products segment in the United States.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales and operating income, by segment, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Sales:
Electronic Components	$2,076,935	$2,043,329	$4,171,678	$4,077,182
Computer Products	690,612	634,961	1,322,740	1,227,066

Consolidated	$2,767,547	$2,678,290	$5,494,418	$5,304,248

Operating income:
Electronic Components	$105,550	$119,882	$201,297	$230,322
Computer Products	40,673	31,694	76,357	52,312
Corporate (a)	(27,465)	(23,643)	(50,403)	(56,938)

Consolidated	$118,758	$127,933	$227,251	$225,696

(a)	Includes an acquisition indemnification credit of $1,672 for the six months ended July 1, 2005, as well as restructuring charges of $4,847 and $8,885 for the three and six months ended July 1, 2005, respectively. Also included is a restructuring gain of $1,241 for the three months ended June 30, 2004 and restructuring charges of $7,577 for the six months ended June 30, 2004, respectively.

Total assets, by segment, are as follows:

	July 1,	December 31,
	2005	2004
Electronic Components	$4,187,410	$4,312,345
Computer Products	796,196	747,777
Corporate	598,440	448,979

Consolidated	$5,582,046	$5,509,101

Sales, by geographic area, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	July 1,	June 30,	July 1,	June 30,
	2005	2004	2005	2004
Americas (b)	$1,603,765	$1,556,390	$3,110,557	$3,041,528
EMEASA	838,321	832,214	1,754,114	1,706,776
Asia/Pacific	325,461	289,686	629,747	555,944

Consolidated	$2,767,547	$2,678,290	$5,494,418	$5,304,248

(b)	Included in sales for the Americas related to the United States is $1,499,694 and $1,473,409 for the three months ended July 1, 2005 and June 30, 2004, respectively, and $2,891,366 and $2,861,527 for the six months ended July 1, 2005 and June 30, 2004, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by geographic area, are as follows:

	July 1,	December 31,
	2005	2004
Americas (c)	$2,939,777	$2,690,463
EMEASA	2,099,610	2,264,225
Asia/Pacific	542,659	554,413

Consolidated	$5,582,046	$5,509,101

(c)	Included in total assets for the Americas related to the United States is $2,833,905 and $2,586,834 at July 1, 2005 and December 31, 2004, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $71.9 million and $121.4 million in the second quarter and first six months of 2004, respectively.
Sales in the North American Components (“NAC”) businesses advanced 3.2%, compared with the first quarter of 2005, with sales increases across all customer segments. Sales in the EMEASA (Europe, Middle East, Africa, and South America) components businesses declined 8.0%, compared with the first quarter of 2005, a seasonal decline consistent with prior years. The increase in Asia/Pacific sales of 7.0%, compared with the first quarter of 2005, was the result of the impact of sales initiatives across all regions as well as improved market conditions in China. Sales of computer products advanced 9.3%, compared with the first quarter of 2005, primarily as a result of stronger sales across the North American Enterprise Computing Solutions business. This business has had a strategic initiative underway focused on storage, software, and services.
Net income advanced to $58.4 million in the second quarter of 2005 compared with net income of $57.2 million in the first quarter of 2005. Net income was $66.9 million in the second quarter of 2004. The increase in net income, compared with the first quarter of 2005, is due to the company’s ability to increase sales without operating expenses increasing at the same rate, the impact of efficiency initiatives reducing operating expenses, and lower interest costs as a result of the prepayment of debt. The following items impact the comparability of the company’s results:
Three Months Ended July 1, 2005 and June 30, 2004
•	restructuring charges of $4.8 million ($2.9 million net of related taxes) in 2005 and restructuring gain of $1.2 million ($1.9 million net of related taxes) in 2004;

•	a loss on the prepayment of debt of $1.7 million ($1.0 million net of related taxes) in 2005 and $7.1 million ($4.2 million net of related taxes) in 2004; and

•	a loss of $3.0 million on the write-down of an investment in 2005.
Six Months Ended July 1, 2005 and June 30, 2004
•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005;

•	restructuring charges of $8.9 million ($5.5 million net of related taxes) in 2005 and $7.6 million ($4.6 million net of related taxes) in 2004;

•	a loss on prepayment of debt of $2.1 million ($1.2 million net of related taxes) in 2005 and $30.8 million ($18.4 million net of related taxes) in 2004; and

•	a loss of $3.0 million on the write-down of an investment in 2005.
Sales
The company has two business segments: electronic components and computer products. Consolidated sales for the second quarter and first six months of 2005 increased 3.3% and 3.6% compared with the year-earlier periods. The increase in consolidated sales of $89.3 million over the second quarter of 2004 was driven primarily by an increase of approximately $66.3 million in the company’s North American Computer Products (“NACP”) businesses and an increase of approximately $33.6 million, or 1.6%, in the worldwide components business. The increase in consolidated sales of $190.2 million over the first six months of 2004 was driven primarily by an increase of approximately $128.3 million in the company’s NACP businesses and an increase of approximately $94.5 million, or 2.3%, in the worldwide components business.

The sales increase of 12.0% and 12.3% in the NACP businesses in the second quarter and first six months of 2005, respectively, compared with the year-earlier periods, is primarily due to a company initiative to grow certain strategic products, such as software, services, and storage, in its Enterprise Computing Solutions business and, to a lesser extent for the first six months of 2005, a change by Hewlett-Packard Company (“HP”) in the business model used for the sale of their products during February 2004.
The growth in the worldwide components business was primarily driven by the sales increase of 12.3% and 13.3% in the second quarter and first six months of 2005, respectively, in Asia/Pacific, the impact of a weaker U.S. dollar on the translation of the company’s European financial statements, and the completion, during the third quarter of 2004, of the acquisition of Disway AG (“Disway”). The increase in Asia/Pacific sales, compared with the year-earlier periods, was a result of the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. Sales in the EMEASA components businesses increased by 2.1% and 5.2% in the second quarter and first six months of 2005, respectively, compared with the year-earlier periods, primarily due to the impact of a weaker U.S. dollar on the translation of its financial statements and the acquisition of Disway. These increases were offset, in part, by sales in the NAC businesses, which declined by 2.3% and 3.1% in the second quarter and first six months of 2005, respectively, when compared with the year-earlier periods, as product remains readily available.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $32.3 million for the second quarter of 2005 and $69.0 million in the first six months of 2005, compared with the year-earlier periods, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the weaker U.S. dollar, was 2.1% in the second quarter of 2005 and 2.3% in the first six months of 2005.
Sales of electronic components increased by $33.6 million or 1.6% for the second quarter of 2005 and $94.5 million or 2.3% for the first six months of 2005, compared with the year-earlier periods. The overall increase in sales includes the aforementioned factors related to increased sales of electronic components in EMEASA and the Asia/Pacific region, offset by the sales decline in the NAC businesses.
Sales of computer products increased by $55.7 million or 8.8% for the second quarter of 2005 and $95.7 million or 7.8% for the first six months of 2005, compared with the year-earlier periods. The change in the business model with HP increased sales by an estimated $21.2 million for the first six months of 2005. During February 2004, HP modified its agreement with distributors transforming the relationship from that of an agent to that of a distributor and thereby changing the method of recognizing revenue. Excluding the change related to HP, computer product sales would have increased by 6.1% for the first six months of 2005. Sales in the Enterprise Computing Solutions business increased by 22.8% and 23.5% for the second quarter and first six months of 2005, respectively, compared with the year-earlier periods, due to increased sales of services and storage. Sales of industrial related computer products to original equipment manufacturers decreased by 11.6% for the second quarter of 2005 and 11.3% for the first six months of 2005, compared with the year-earlier periods.
Gross Profit
The company recorded gross profit of $441.3 million in the second quarter of 2005 and $873.6 million in the first six months of 2005, compared with $451.0 million and $874.3 million in the year-earlier periods. The gross profit margin for the second quarter and first six months of 2005 decreased by approximately 90 and 60 basis points, respectively, when compared with the year-earlier periods. The decrease in gross profit margin is primarily the result of pricing pressures in the marketplace relating to the worldwide components businesses and increased sales in Asia/Pacific and the NACP businesses that have lower margins, which account for a larger part of the company’s sales mix.
Restructuring, Integration, and Other Charges (Credits)
The company recorded an aggregate restructuring charge of $4.8 million ($2.9 million net of related taxes or $.02 per share) and a restructuring gain of $1.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) in the second quarter of 2005 and 2004, respectively.

For the six months ended July 1, 2005 and June 30, 2004, the company recorded restructuring charges of $8.9 million ($5.5 million net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) and $7.6 million ($4.6 million net of related taxes or $.04 per share), respectively.
Restructurings
In the first quarter of 2005, the company announced that it would be taking additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50.0 million per annum with $40.0 million to be realized in 2005. The estimated net restructuring charges associated with these actions are expected to total approximately $7.5 million of which $4.5 million was recorded in the second quarter of 2005 and $8.5 million was recorded in the first six months of 2005 with a third quarter anticipated gain on the sale of a facility which is expected to partially offset the restructuring charges incurred to date. The restructuring charges associated with these actions consisted primarily of personnel costs relating to the elimination of approximately 230 positions, or 2% of the prior year-end worldwide total of 11,500 positions, across multiple locations, segments, and functions. The majority of the total charge is expected to be spent in cash.
The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100.0 million. The estimated restructuring charges associated with these actions total approximately $48.0 million, of which $.6 million and $.7 million were recorded in the second quarter and first six months of 2005, respectively, and a restructuring gain of $.7 million and restructuring charges of $8.1 million were recorded in the second quarter and first six months of 2004, respectively. The company recorded total restructuring charges of $9.8 million and $38.0 million during 2004 and 2003, respectively, associated with these actions. Approximately 85% of the total charge is expected to be spent in cash.
As of July 1, 2005, $8.5 million of the aforementioned charges were accrued but unused of which $5.3 million are for personnel costs, $2.3 million are to address remaining facilities commitments, and $.9 million are for other remaining contractual obligations.
Also in the second quarter and first six months of 2005, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $.2 million and $.4 million, respectively. In the second quarter and first six months of 2004, the company recorded a restructuring credit of $.5 million against the accrual. As of July 1, 2005, $9.0 million was accrued but unused of which $5.3 million is to address remaining real estate lease commitments and $3.7 million primarily relates to the termination of certain customer programs.
Integration
As of July 1, 2005, the integration accrual was $5.6 million relating to the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. in 2003, as well as numerous acquisitions made prior to 2000, for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $23.0 million as of July 1, 2005, of which $18.5 million is expected to be spent in cash, and will be utilized as follows:
–	The personnel cost accruals of $5.3 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

–	The facilities accruals totaling $12.2 million relate to terminated leases with expiration dates through 2010 of which $2.5 million will be paid in 2005. The minimum lease payments for these leases are $4.2 million in 2006, $1.9 million in 2007, $1.9 million in 2008, and approximately $1.7 million thereafter.

–	The customer termination accrual of $3.7 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of approximately $1.8 million primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.
Acquisition Indemnification
During the first quarter of 2005, Tekelec Europe SA (“Tekelec”), a French subsidiary of the company, entered a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1.5 million (approximately $2.0 million) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.
Operating Income
The company recorded operating income of $118.8 million in the second quarter of 2005 and $227.3 million in the first six months of 2005, as compared with operating income of $127.9 million and $225.7 million in the year-earlier periods.
Selling, general and administrative expenses decreased $6.1 million in the second quarter of 2005 and increased $1.2 million in the first six months of 2005, compared with the year-earlier periods. The decrease in the second quarter of 2005 is primarily due to a reduction in employee related expenses offset by the impact of foreign exchange rates and the impact of the acquisition of Disway in the third quarter of 2004. The increase in the first six months of 2005 is primarily due to the impact of foreign exchange rates, investments in Asia/Pacific to accelerate growth in that region, the impact of the acquisition of Disway in the third quarter of 2004, and variable expenses related to incremental sales, offset by the cost savings resulting from the company’s initiatives to be more efficiently organized.
Loss on Prepayment of Debt
The company recorded a loss on prepayment of debt of $1.7 million ($1.0 million net of related taxes or $.01 per share) and $7.1 million ($4.2 million net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) for the second quarter of 2005 and 2004, respectively, and $2.1 million ($1.2 million net of related taxes or $.01 per share) and $30.8 million ($18.4 million net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively) for the six months ended July 1, 2005 and June 30, 2004, respectively.
During the second quarter of 2005, the company repurchased, through a series of transactions, $80.8 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1.7 million ($1.0 million net of related taxes or $.01 per share), of which $.3 million was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $.6 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2005, the company repurchased, through a series of transactions, $94.0 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2.1 million ($1.2 million net of related taxes or $.01 per share), of which $.5 million was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $.9 million from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
During the second quarter of 2004, the company repurchased, through a series of transactions, $141.7 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $7.1 million ($4.2 million net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) of which $4.7 million was cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, interest expense will be reduced by approximately $7.7 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2004, the company repurchased, through a series of transactions, $233.6 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $11.9 million ($7.1 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8.2 million was cash. Also during the first six months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash, and was recognized as a loss on prepayment of debt. The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense would be reduced by approximately $33.4 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
Write-down of Investment
At July 1, 2005, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation occurred and, accordingly, recognized a loss of $3.0 million ($.03 per share) on the write-down of this investment.
Interest Expense
Net interest expense decreased $.1 million in the second quarter of 2005, compared with the year-earlier period. Net interest expense decreased $6.7 million or 12.2% in the first six months of 2005, compared with the year-earlier period, primarily as a result of lower debt balances. During the first six months of 2005, the company prepaid approximately $94.0 million of debt. During 2004, the company prepaid approximately $570.0 million of debt.
Income Taxes
The company recorded an income tax provision of $31.6 million and $59.4 million on income before income taxes and minority interest of $90.2 million and $175.3 million for the second quarter and first six months of 2005, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $30.0 million and $44.1 million on income before income taxes and minority interest of $97.3 million and $141.0 million, respectively. The income taxes recorded for the second quarter and first six months of 2005 are impacted by the aforementioned restructuring charges and loss on prepayment of debt. The income taxes recorded for the first six months of 2005 were also impacted by the aforementioned acquisition indemnification credit. There was no tax benefit provided on the aforementioned write-down of an investment during the second quarter of 2005 as this unrealized capital loss is not deductible for tax purposes. The income taxes recorded for the second quarter and first six months of 2004 were impacted by the aforementioned restructuring charge (gain) and loss on prepayment of debt. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
The company’s tax rate in 2005 reflects the accelerating growth in earnings in the United States, which has one of the highest tax rates in the regions the company serves when United States federal and state income taxes are combined.
Net Income
The company recorded net income of $58.4 million in the second quarter of 2005 and $115.6 million in the first six months of 2005, compared with $66.9 million and $96.4 million in the comparable year-earlier periods. Included in the results for the second quarter and first six months of 2005 are the previously discussed restructuring charges of $2.9 million and $5.5 million, respectively, loss on prepayment of debt of

$1.0 million and $1.2 million, respectively, and loss of $3.0 million on the write-down of an investment. Also included for the first six months of 2005 is the previously discussed acquisition indemnification credit of $1.3 million. Included in the results for the second quarter and first six months of 2004 are the previously discussed restructuring gain of $1.9 million and restructuring charges of $4.6 million, respectively, and loss on prepayment of debt of $4.2 million and $18.4 million, respectively.
Liquidity and Capital Resources
At July 1, 2005 and December 31, 2004 the company had cash, cash equivalents, and short-term investments of $616.2 million and $463.9 million, respectively. The net amount of cash generated by the company’s operating activities during the six months ended July 1, 2005 was $216.1 million primarily from earnings from operations, adjusted for non-cash items, and a reduction in net working capital as a percentage of sales. The increase in accounts receivable in the second quarter of 2005, resulting from increased sales, was offset by a decrease in inventories and an increase in accounts payable. The net amount of cash provided by investing activities during the six months ended July 1, 2005 was $155.3 million, including $158.6 million for net proceeds from the sale of short-term investments and $3.7 million of other activities, offset, in part, by $4.6 million for various capital expenditures and $2.5 million for consideration paid for acquired businesses. The net amount of cash used for financing activities during the six months ended July 1, 2005 was $51.4 million, including $94.5 million used to repurchase convertible debentures, offset, in part, by $35.6 million for proceeds from the exercise of stock options and a change in short-term borrowings of $9.5 million. The effect of exchange rate changes on cash was a decrease of $9.1 million.
The net amount of cash used for the company’s operating activities during the six months ended June 30, 2004 was $159.8 million, primarily a result of higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items, primarily reflecting depreciation and amortization, as well as the accretion of discounts. The net amount of cash used for investing activities during the six months ended June 30, 2004 was $7.2 million, including $12.2 million for consideration paid for the final portion of the acquisition of IED and $11.7 million for various capital expenditures, offset, in part, by proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million from the sale of the Brookhaven, New York logistics center. The net amount of cash used for financing activities during the six months ended June 30, 2004 was $186.9 million, primarily reflecting $268.4 million used to repay senior notes and $241.8 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $312.8 million from the sale of common stock in February 2004.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 62.3% and 63.0% at July 1, 2005 and December 31, 2004, respectively.
Net cash provided by operating activities increased by $375.9 million for the six months ended July 1, 2005, as compared with the year-earlier period, primarily reflecting the company’s initiatives to manage working capital more efficiently. Working capital as a percentage of sales was 18.3% in the second quarter of 2005 compared with 20.7% in the second quarter of 2004.
Net cash used for operating activities increased by $186.2 million for the six months ended June 30, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items.
Cash Flows from Investing Activities
In June 2005, the company signed an agreement to acquire the component distribution business of Connektron Pty. Ltd (“Connektron”), a leading passive, electromechanical, and connectors distributor in Australia and New Zealand. The acquisition of the component distribution business of Connektron, which was completed on July 1, 2005, has been accounted for as a purchase transaction, and accordingly, its results of operations will be included in the consolidated results of the company from the date of acquisition.

During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s NAC group that supplies custom cable assembly and associated contract manufacturing services. The $1.3 million loss resulting from this sale is reflected as a component of restructuring charges.
During the second quarter of 2004, the company received proceeds of $8.3 million from a note receivable and net proceeds of $8.6 million on the sale of its Brookhaven, New York logistics center.
The net amount of cash used for investing activities during the six months ended June 30, 2004 included $12.2 million for consideration paid for the final portion of the acquisition of IED.
In July 2004, the company acquired Disway, an electronic components distributor in Italy, Germany, Austria, and Switzerland. The Disway acquisition has been accounted for as a purchase transaction, and accordingly, Disway’s results of operations have been included in the consolidated results of the company from the date of acquisition.
As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. There were no such payments made during the first six months of 2005 or 2004. If the put or call options on outstanding agreements were exercised, such payments would be approximately $11.0 million at both July 1, 2005 and December 31, 2004, which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.
Capital expenditures were $4.6 million in the first six months of 2005 compared with $11.7 million in the first six months of 2004.
Cash Flows from Financing Activities
Cash flow used for financing activities was $51.4 million in the first six months of 2005. Cash flow used for financing activities was $186.9 million in the first six months of 2004.
During the first six months of 2005, the company repurchased, through a series of transactions, $94.0 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2.1 million ($1.2 million net of related taxes or $.01 per share), of which $.5 million was cash. As a result of these transactions, net interest expense will be reduced by approximately $.9 million from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases. Also in the first six months of 2005, the company received proceeds from the exercise of stock options of $35.6 million and the change in short-term borrowings was $9.5 million.
During the first six months of 2004, the company repurchased, through a series of transactions, $233.6 million accreted value of its convertible debentures. The company made this repurchase primarily with a portion of the proceeds from the sale of common stock in February 2004. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $11.9 million ($7.1 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8.2 million was cash. Also during the first six months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash. As a result of these transactions, net interest expense will be reduced by approximately $33.4 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
The company has a $550.0 million asset securitization program (the “program”). At July 1, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program’s facility fee is .2%.
In June 2005, the company amended and restated its revolving credit agreement and, accordingly, increased the facility size from $450.0 million to $600.0 million. The company had no outstanding borrowings under the revolving credit facility at July 1, 2005 and December 31, 2004. The $600.0 million revolving credit facility matures in June 2010, for which the company pays a facility fee of .175% per annum.
The net amount of cash used for financing activities during the six months ended June 30, 2004 included net proceeds of $312.8 million from the sale of common stock in February 2004.
Restructuring and Integration Activities
Based on the aforementioned restructuring and integration activities, at July 1, 2005, the company has a remaining accrual of $23.0 million, of which $18.5 million is expected to be spent in cash. The expected cash payments are approximately $8.2 million in 2005, $4.8 million in 2006, $1.9 million in 2007, $1.9 million in 2008, and $1.7 million thereafter.
Impact of Governmental Regulation
The company’s worldwide operations are subject to local laws and regulations. As previously reported, of particular note at this time are two European Union (“EU”) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of a number of EU member countries has not yet been adopted, it is clear that the company will not be able to sell non-RoHS compliant product to most customers who intend to sell their finished goods in the EU after the effective date. At the present time, much of the company’s inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, some of the company’s inventory may become obsolete and unsaleable and, as a result, have to be written off. The company is working closely with its customers and suppliers to minimize this impact. At this time, it is difficult to quantify the financial impact, if any, of such obsolete inventory.
The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was supposed to be effective August 13, 2005 in all EU Member countries. A number of Member countries, however, have not yet enacted legislation or delayed their legislation’s effective date. Under WEEE, a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU.
Both directives will affect the worldwide electronics, and electronic components industries, and collaborative efforts among suppliers, distributors and customers to develop compliant processes are continuing. Pending those developments and the final enactment of enabling legislation for all EU Member countries, it is not possible to estimate the cost of compliance, if any.
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
The company believes there have been no significant changes, during the quarterly period ended July 1, 2005, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.
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
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at July 1, 2005 and December 31, 2004 was $232.8 million and $224.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at July 1, 2005 and December 31, 2004. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $69.0 million and increased operating income of $4.6 million for the six months ended July 1, 2005, compared with the year-earlier period, based on 2004 sales at the average rate for 2005. Sales and operating income would have decreased by approximately $156.9 million and $6.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first six months of 2005. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
Interest Rate Risk
At July 1, 2005, approximately 62% of the company’s debt was subject to fixed rates, and 38% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first six months of 2005. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
Item 4. Controls and Procedures.
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of July 1, 2005. Based on such evaluation, they have concluded that, as of July 1, 2005, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the company’s internal control over financial reporting or in other factors that has or is reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The company’s Annual Meeting of Shareholders was held on May 6, 2005 (the “Annual Meeting”).

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:
(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld
Daniel W. Duval	94,065,567	10,395,775
John N. Hanson	103,313,514	1,147,828
M. F. (Fran) Keeth	82,487,575	21,973,767
Roger King	103,304,200	1,157,142
Karen Gordon Mills	102,376,419	2,084,923
William E. Mitchell	102,375,458	2,085,884
Stephen C. Patrick	103,315,339	1,146,003
Barry W. Perry	103,221,840	1,239,502
John C. Waddell	102,345,160	2,116,182
(ii)	The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 102,954,838 shares in favor; 1,452,102 shares against; and 54,402 shares abstaining.
Item 6. Exhibits

Exhibits

31 (i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32 (i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: July 29, 2005	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer