Form 10-Q
period 2005-09-30
ARROW ELECTRONICS INC
filed 2005-10-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Registrant’s telephone number, including area code (631) 847-2000
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑     No  ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐
Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑
There were 119,565,386 shares of Common Stock, $1 par value, outstanding as of October 26, 2005.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales	$2,710,168	$2,619,143	$8,204,586	$7,923,391

Costs and expenses:
Cost of products sold	2,290,912	2,198,980	6,911,768	6,628,974
Selling, general and administrative expenses	290,376	301,973	903,454	913,865
Depreciation and amortization	10,530	12,412	36,550	41,501
Acquisition indemnification credit	-	(9,676)	(1,672)	(9,676)
Restructuring charges	112	407	8,997	7,984

	2,591,930	2,504,096	7,859,097	7,582,648

Operating income	118,238	115,047	345,489	340,743

Equity in earnings of affiliated companies	1,373	1,566	3,013	2,912

Loss on prepayment of debt	1,123	911	3,209	31,692

Write-down of investments	-	1,318	3,019	1,318

Interest expense, net	22,291	24,350	70,766	79,563

Income before income taxes and minority interest	96,197	90,034	271,508	231,082

Provision for income taxes	32,399	26,392	91,770	70,474

Income before minority interest	63,798	63,642	179,738	160,608

Minority interest	275	245	575	827

Net income	$63,523	$63,397	$179,163	$159,781

Net income per share:
Basic	$.54	$.55	$1.53	$1.42

Diluted	$.52	$.52	$1.48	$1.36

Average number of shares outstanding:
Basic	118,594	115,175	117,265	112,217
Diluted	124,162	124,862	124,010	124,500
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$653,667	$305,294
Short-term investments	-	158,600

Total cash and short-term investments	653,667	463,894
Accounts receivable, net	2,068,476	1,984,122
Inventories	1,382,718	1,486,478
Prepaid expenses and other assets	107,629	93,039

Total current assets	4,212,490	4,027,533

Property, plant and equipment at cost:
Land	35,951	40,340
Buildings and improvements	156,198	182,610
Machinery and equipment	412,593	420,455

	604,742	643,405
Less: accumulated depreciation and amortization	(383,732)	(380,422)

Property, plant and equipment, net	221,010	262,983

Investments in affiliated companies	36,580	34,302
Cost in excess of net assets of companies acquired	926,689	974,285
Other assets	188,019	209,998

Total assets	$5,584,788	$5,509,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,389,363	$1,261,971
Accrued expenses	404,620	395,955
Short-term borrowings, including current portion of long-term debt	173,572	8,462

Total current liabilities	1,967,555	1,666,388

Long-term debt	1,154,900	1,465,880
Other liabilities	177,840	182,647

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2005 and 2004
Issued - 119,740 shares in 2005 and 117,675 in 2004	119,740	117,675
Capital in excess of par value	846,524	797,828
Retained earnings	1,324,969	1,145,806
Foreign currency translation adjustment	14,289	190,595

	2,305,522	2,251,904

Less: Treasury stock (265 and 1,374 shares in 2005 and 2004, respectively), at cost	(7,093)	(36,735)
Unamortized employee stock awards	(3,007)	(3,738)
Other	(10,929)	(17,245)

Total shareholders’ equity	2,284,493	2,194,186

Total liabilities and shareholders’ equity	$5,584,788	$5,509,101

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities:
Net income	$179,163	$159,781

Adjustments to reconcile net income to net cash provided by (used for) operations:
Minority interest	575	827
Depreciation and amortization	36,550	41,501
Accretion of discount on zero coupon convertible debentures	7,166	13,459
Amortization of deferred financing costs and discount on notes	2,796	3,867
Amortization of restricted stock and performance awards	5,209	6,594
Equity in earnings of affiliated companies	(3,013)	(2,912)
Deferred income taxes	94	2,060
Acquisition indemnification credit, net of taxes	(1,267)	(9,676)
Restructuring charges, net of taxes	5,016	4,756
Loss on prepayment of debt, net of taxes	1,919	18,952
Write-down of investments	3,019	1,318
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(152,656)	(146,519)
Inventories	57,221	(197,096)
Prepaid expenses and other assets	(5,072)	(492)
Accounts payable	156,910	(32,498)
Accrued expenses	1,977	5,636
Other	447	22,532

Net cash provided by (used for) operating activities	296,054	(107,910)

Cash flows from investing activities:
Acquisition of property, plant and equipment, net	(19,789)	(16,701)
Proceeds from sale of facilities	18,353	8,616
Cash consideration paid for acquired businesses	(24,624)	(34,725)
Proceeds from notes receivable	1,113	8,333
Purchase of short-term investments	(230,456)	(203,486)
Proceeds from sale of short-term investments	389,056	203,486
Other	3,711	(140)

Net cash provided by (used for) investing activities	137,364	(34,617)

Cash flows from financing activities:
Change in short-term borrowings	9,036	(29,827)
Change in long-term debt	(2,037)	(1,904)
Repurchase of senior notes	-	(268,399)
Repurchase of zero coupon convertible debentures	(152,449)	(262,172)
Proceeds from common stock offering	-	312,789
Proceeds from exercise of stock options	69,355	13,900

Net cash used for financing activities	(76,095)	(235,613)

Effect of exchange rate changes on cash	(8,950)	3,294

Net increase (decrease) in cash and cash equivalents	348,373	(374,846)

Cash and cash equivalents at beginning of period	305,294	612,404

Cash and cash equivalents at end of period	$653,667	$237,558

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly periods ended July 1, 2005 and April 1, 2005, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2004 as filed in the company’s Annual Report on Form 10-K.
Revenue Recognition
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49,558 and $171,004 for the third quarter and first nine months of 2004, respectively.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
If compensation expense had been determined in accordance with Statement No. 123 utilizing the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans, the company’s pro forma net income and net income per share would have been as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$63,523	$63,397	$179,163	$159,781
Deduct: Impact of stock-based employee compensation expense determined under fair value method, for all awards, net of related taxes	(2,262)	(1,946)	(6,793)	(5,619)

Pro forma net income	$61,261	$61,451	$172,370	$154,162

Net income per share:
Basic-as reported	$.54	$.55	$1.53	$1.42

Basic-pro forma	$.52	$.53	$1.47	$1.37

Diluted-as reported	$.52	$.52	$1.48	$1.36

Diluted-pro forma	$.50	$.51	$1.42	$1.31

Note B — Impact of Recently Issued Accounting Standards
In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. Statement No. 123R will require the company to record compensation expense for SBP awards measured at fair value beginning on January 1, 2006. The company is currently evaluating the impact of applying the various provisions of Statement No. 123R.
Note C — Acquisitions/Disposition
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a leading passive, electromechanical, and connectors distributor in Australia and New Zealand. The acquisition of the component distribution business of Connektron has been accounted for as a purchase transaction, and accordingly, its results of operations have been included in the consolidated results of the company from the date of acquisition.
During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s North American Components group that supplies custom cable assembly and associated contract manufacturing services. The $1,300 loss resulting from this sale was reflected as a component of restructuring charges during the second quarter of 2005.
In July 2004, the company acquired Disway AG (“Disway”), an electronic components distributor in Italy, Germany, Austria, and Switzerland. The Disway acquisition has been accounted for as a purchase transaction, and accordingly, Disway’s results of operations have been included in the consolidated results of the company from the date of acquisition.
The impact of the above acquisitions and disposition, individually and in the aggregate, are not deemed to be material to the company’s consolidated financial position and consolidated results of operations.

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
During the first nine months of 2005, the company made a payment of $2,027, which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Dicopel US and Dicopel SA (collectively, “Dicopel”) to 100%. During the first nine months of 2004, the company made a payment in the amount of $805, which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Dicopel from 70% to 80%.
If the put or call options on outstanding agreements were exercised, such payments would be approximately $7,000 at September 30, 2005 and $11,000 at December 31, 2004, which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.
Note D — Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation, collectively referred to as Marubun/Arrow, and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following presents the company’s investment in Marubun/Arrow and the company’s investment and long-term note receivable in Altech Industries:

	September 30,	December 31,
	2005	2004
Marubun/Arrow	$21,899	$18,841
Altech Industries	14,681	15,461

	$36,580	$34,302

The equity in earnings of affiliated companies are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Marubun/Arrow	$1,355	$1,361	$2,434	$2,998
Altech Industries	18	205	579	(86)

	$1,373	$1,566	$3,013	$2,912

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Under the terms of the aforementioned joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At September 30, 2005 and December 31, 2004, the company’s pro-rata share of this debt was $11,705 and $7,750, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.
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
At September 30, 2005, the cost basis of the company’s investment in WPI was $10,798, the fair value was $7,510, and the unrealized holding loss was $3,288. Although the fair value of the WPI investment was below the cost basis, the company concluded that an other-than-temporary decline had not occurred.
During the second quarter of 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of Marubun had occurred and, accordingly, recorded a loss of $3,019 ($.03 per share) on the write-down of this investment. The new cost basis of the company’s investment in Marubun was $20,046. At September 30, 2005, the fair value was $26,908, and the unrealized holding gain was $6,862.
At December 31, 2004, the cost basis of the company’s investment in WPI and Marubun was $33,863, the fair value was $31,086, and the net unrealized holding loss was $2,777.
During the third quarter of 2004, the company determined that an other-than-temporary decline in the fair value of an investment had occurred and, accordingly, recorded a loss of $1,318 ($.01 per share) on the write-down of this investment.
The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheet and the related net unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.
Note E — Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At September 30, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note F — Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, related to the company’s electronic components business segment, is as follows:

December 31, 2004	$974,285
Acquisitions	7,512
Other (primarily foreign currency translation)	(55,108)

September 30, 2005	$926,689

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
Note G — Debt
In June 2005, the company amended and restated its revolving credit agreement and, accordingly, increased the facility size from $450,000 to $600,000. The $600,000 revolving credit facility matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at September 30, 2005 and December 31, 2004.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes and a portion of the fixed 6.875% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.75% and 5.55% at September 30, 2005 and 6.53% and 3.80% at December 31, 2004, respectively) through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $4,074 and $12,650 at September 30, 2005 and December 31, 2004, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000, in order to manage the company’s targeted mix of fixed and floating rate debt. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.77% and 5.81% at September 30, 2005 and December 31, 2004, respectively) through their maturities. The 2003 swaps, which mature in June 2007, are classified as fair value hedges and had a negative fair value of $4,120 and $746 at September 30, 2005 and December 31, 2004, respectively.
The company recorded a loss on prepayment of debt of $1,123 ($672 net of related taxes or $.01 per share) and $911 ($545 net of related taxes or $.01 per share) for the third quarter of 2005 and 2004, respectively, and $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and $31,692 ($18,952 net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively) for the nine months ended September 30, 2005 and 2004, respectively.
During the third quarter of 2005, the company repurchased, through a series of transactions, $57,800 accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1,123 ($672 net of related taxes or $.01 per share), of which $148 was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $205 from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
During the first nine months of 2005, the company repurchased, through a series of transactions, $151,845 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), of which $604 was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $1,115 from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
During the third quarter of 2004, the company repurchased $19,841 accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $911 ($545 net of related taxes or $.01 per share), of which $537 was cash, and was recognized as a loss on prepayment of debt. As a result of this transaction, interest expense will be reduced by approximately $930 from the date of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchase.
During the first nine months of 2004, the company repurchased, through a series of transactions, $253,422 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $12,771 ($7,637 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8,750 was cash. Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18,399 was cash. The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $34,330 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
Interest expense, net, includes interest income of $3,201 and $1,571 for the three months ended September 30, 2005 and 2004, respectively, and $8,572 and $7,439 for the nine months ended September 30, 2005 and 2004, respectively.
Note H — Restructuring, Integration, and Other Charges (Credits)
The company recorded net restructuring charges of $112 (a gain of $442 net of related taxes or $.01 per share) and $407 ($175 net of related taxes) in the third quarter of 2005 and 2004, respectively, and restructuring charges of $8,997 ($5,016 net of related taxes or $.03 per share) and $7,984 ($4,756 net of related taxes or $.05 and $.04 per share on a basic and diluted basis, respectively) for the nine months ended September 30, 2005 and 2004, respectively.
Restructurings
In the first quarter of 2005, the company announced that it would be taking additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50,000 per annum with $40,000 to be realized in 2005. The restructuring charges associated with these 2005 actions which amounted to $143, net of a $1,463 gain on the sale of a facility, for the third quarter of 2005 and $8,663 for the first nine months of 2005 consisted primarily of personnel costs relating to the elimination of approximately 310 positions, or 3% of the prior year-end worldwide total of 11,500 positions, across multiple locations, segments, and functions. The majority of the total charge was spent in cash.
The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100,000. The restructuring charges associated

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
with these 2004 and 2003 actions total $48,541, of which $10 and $746 were recorded in the third quarter and first nine months of 2005, respectively, and $618 and $8,737 were recorded in the third quarter and first nine months of 2004, respectively. Approximately 85% of the total charge was spent in cash.
The aforementioned restructuring charges are comprised of the following at September 30, 2005:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2004	$2,828	$2,573	$371	$5,772
Additions (a) (b) (c)	9,384	(1,073)	1,098	9,409
Payments (d)	(8,142)	995	(482)	(7,629)
Reclassification	(41)	(25)	66	-
Foreign currency translation	(84)	(121)	-	(205)
Non-cash usage	(407)	-	(240)	(647)

September 30, 2005	$3,538	$2,349	$813	$6,700

(a)	Personnel costs associated with the elimination of approximately 310 positions in the first nine months of 2005 across multiple locations, segments, and functions.

(b)	Additions include one-time restructuring charges of $1,300 resulting from the sale of the company’s Cable Assembly business during the second quarter of 2005 which primarily relates to personnel costs for accrued severance benefits and inventory valuation adjustments.

(c)	Facilities include the $1,463 gain on the sale of a facility in the third quarter of 2005.

(d)	Facilities include $1,463 of cash received in excess of the related net assets on the sale of a facility.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. In the third quarter and first nine months of 2005, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $41 and $412, respectively. The restructuring charges and other charges recorded as of 2004 total $231,235, which includes a restructuring credit of $211 and $753 recorded in the third quarter and first nine months of 2004, respectively. As of September 30, 2005, cumulative cash payments of $31,569 ($552 and $2,064 in the third quarter and first nine months of 2005, respectively) and non-cash usage of $190,879 were recorded against the accrual. As of September 30, 2005 and December 31, 2004, the company had $8,375 and $10,851, respectively, of unused accruals of which $4,696 and $6,774, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,679 and $4,077 at September 30, 2005 and December 31, 2004, respectively, primarily relate to the termination of certain customer programs.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Integration
As of September 30, 2005, the integration accrual was $6,742 relating to the acquisition of Disway in 2004 and the Industrial Electronics Division of Agilysys, Inc. in 2003, as well as numerous acquisitions made prior to 2001, for remaining contractual obligations as follows:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2004	$-	$4,474	$1,019	$5,493
Additions (a)	1,144	984	143	2,271
Payments (b)	(723)	89	(157)	(791)
Foreign currency translation	(9)	(221)	(1)	(231)
Reclassification	-	(60)	60	-

September 30, 2005	$412	$5,266	$1,064	$6,742

(a)	Represents costs associated with the acquisition and integration of Disway.

(b)	Facilities include refunds received during the second quarter of 2005.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $21,817 as of September 30, 2005, of which $17,393 is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $3,950 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

-	The facilities accruals totaling $12,311 relate to terminated leases with expiration dates through 2010 of which $1,679 will be paid in 2005. The minimum lease payments for these leases are $4,588 in 2006, $2,088 in 2007, $2,255 in 2008, and $1,701 thereafter.

-	The customer termination accrual of $3,679 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1,877 primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.
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
In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3,429 in full settlement of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged occurred prior to the company’s purchase of Tekelec from Airtronic. The company recorded an acquisition indemnification credit of €7,898 ($9,676 at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively), in the third quarter and first nine months of 2004, to reduce the liability

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
previously recorded (€11,327) to the required level (€3,429). In December 2004, Tekelec paid €3,429 ($4,648 at the exchange rate prevailing at year-end) in full settlement of this claim.
Note I — Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income, as reported	$63,523	$63,397	$179,163	$159,781
Adjustment for interest expense on convertible debentures, net of tax	1,059	2,143	4,285	9,085

Net income, as adjusted	$64,582	$65,540	$183,448	$168,866

Net income per share:
Basic	$.54	$.55	$1.53	$1.42

Diluted (a)	$.52	$.52	$1.48	$1.36

Weighted average shares outstanding – basic	118,594	115,175	117,265	112,217
Net effect of various dilutive stock-based compensation awards	1,724	1,356	1,333	1,725
Net effect of dilutive convertible debentures	3,844	8,331	5,412	10,558

Weighted average shares outstanding – diluted	124,162	124,862	124,010	124,500

(a)	The effect of options to purchase 1,108 and 2,484 shares for the three and nine months ended September 30, 2005, respectively, and the effect of options to purchase 6,013 and 4,683 shares for the three and nine months ended September 30, 2004, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J — Comprehensive Income
Comprehensive income is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$63,523	$63,397	$179,163	$159,781
Foreign currency translation adjustments (a)	6,385	(5,445)	(176,306)	(7,746)
Unrealized gain (loss) on securities (b)	3,875	(3,058)	6,351	2,131
Unrealized gain (loss) on employee benefit plan assets	98	-	(35)	-
Unrealized gain (loss) on foreign exchange options	-	79	-	(612)

Comprehensive income	$73,881	$54,973	$9,173	$153,554

(a)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

(b)	The unrealized gain (loss) on securities have not been tax effected as the company has sufficient capital loss carryforwards. The unrealized gain (loss) on securities is net of a reclassification adjustment of $3,019 for realized loss included in net income.
Note K — Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Components of net periodic benefit costs:
Service cost	$475	$437	$1,425	$1,311
Interest cost	2,068	1,966	6,204	5,898
Expected return on plan assets	(1,600)	(1,548)	(4,800)	(4,644)
Amortization of unrecognized net loss	740	654	2,220	1,962

Net periodic benefit costs	$1,683	$1,509	$5,049	$4,527

Note L — Contingencies
Reference is made to Note L to the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly periods ended July 1, 2005 and April 1, 2005 (“Note L”), as well as Note 16 to the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2004 (“Note 16”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics in 2000 and certain litigation and tax contingencies from its purchase of Tekelec in 2000.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
As discussed in Note L and Note 16, Wyle Laboratories, Inc. (a purchaser of assets, including testing facilities, from Wyle Electronics), the company and the California Department of Toxic Substance Control (the “DTSC”) entered into a consent decree pertaining to the remediation of environmental conditions at the Wyle Laboratories, Inc. testing site at Norco, California. The implementation of a May 2004 Removal Action Work Plan has been ongoing at the site and the company currently estimates that the completion of the work will cost approximately $1,200. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $786.
In March 2005, the DTSC approved a Remedial Investigation Work Plan, covering the characterization of the remainder of the Norco site and potential off-site impacts. The company currently estimates the cost of completing the characterization under that plan at $1,000.
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
Wyle Laboratories, Inc. has demanded indemnification from the company with respect to the work at the Norco site, at a related site in Huntsville, Alabama, and in connection with the Riverside County litigation, and the company has, in turn, demanded indemnification from E.ON AG, which has assumed responsibility for the liabilities of VEBA Electronics, LLC (from which Arrow bought Wyle Electronics).
As is also discussed more fully in Note L and Note 16, the company continues to believe that any cost that it may incur in connection with potential remediation at the Wyle Laboratories, Inc. sites and any related litigation is covered by the indemnifications assumed by E.ON AG.
As discussed in Note L and Note 16, the company commenced an action against E.ON AG in federal court in Alabama to secure, among other things, payment of its obligations in connection with the Huntsville and Norco sites. In May 2005, the judge in that case dismissed the initial complaint, but did not rule on the then pending amended complaint and certain other matters. The case has since been transferred to the United States District Court for the Central District of California, where a motion to reconsider the dismissal of the first complaint has been made and it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. In October 2005, the company filed a related action against E.ON AG in the Frankfurt am Main Regional Court in Germany.
The company believes strongly in the merits of its actions against E.ON AG, and is pursuing them vigorously.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note M — Segment and Geographic Information
The company is engaged in the distribution of electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the Arrow Enterprise Computing Solutions businesses (formerly North American Computer Products), UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France).
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49,558 and $171,004 for the third quarter and first nine months of 2004, respectively, for the company’s computer products segment in the United States.
Sales and operating income, by segment, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales:
Electronic Components	$2,078,106	$1,991,625	$6,249,784	$6,068,807
Computer Products	632,062	627,518	1,954,802	1,854,584

Consolidated	$2,710,168	$2,619,143	$8,204,586	$7,923,391

Operating income:
Electronic Components	$105,981	$98,418	$307,278	$328,740
Computer Products	35,845	30,918	112,202	83,230
Corporate (a)	(23,588)	(14,289)	(73,991)	(71,227)

Consolidated	$118,238	$115,047	$345,489	$340,743

(a)	Includes an acquisition indemnification credit of $1,672 for the nine months ended September 30, 2005, as well as restructuring charges of $112 and $8,997 for the three and nine months ended September 30, 2005, respectively. Also included is an acquisition indemnification credit of $9,676 for the three and nine months ended September 30, 2004, and restructuring charges of $407 and $7,984 for the three and nine months ended September 30, 2004, respectively.
Total assets, by segment, are as follows:

	September 30,	December 31,
	2005	2004
Electronic Components	$4,255,983	$4,312,345
Computer Products	715,438	747,777
Corporate	613,367	448,979

Consolidated	$5,584,788	$5,509,101

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Americas (b)	$1,546,331	$1,510,399	$4,656,888	$4,551,927
EMEASA	778,367	807,060	2,532,481	2,513,836
Asia/Pacific	385,470	301,684	1,015,217	857,628

Consolidated	$2,710,168	$2,619,143	$8,204,586	$7,923,391

(b)	Included in sales for the Americas related to the United States is $1,434,425 and $1,419,893 for the three months ended September 30, 2005 and 2004, respectively, and $4,325,791 and $4,281,420 for the nine months ended September 30, 2005 and 2004, respectively.
Total assets, by geographic area, are as follows:

	September 30,	December 31,
	2005	2004
Americas (c)	$2,890,387	$2,690,463
EMEASA	2,097,936	2,264,225
Asia/Pacific	596,465	554,413

Consolidated	$5,584,788	$5,509,101

(c)	Included in total assets for the Americas related to the United States is $2,777,508 and $2,586,834 at September 30, 2005 and December 31, 2004, respectively.
Note N — Subsequent Events
On October 27, 2005, the company announced that it signed an agreement to acquire all of the issued share capital of DNSint.com AG (“DNS”) for an estimated €131,000 ($157,000), including the assumption of approximately €28,000 ($34,000) of net debt. DNS, which is headquartered in Munich, Germany, is a distributor of mid-range computer products in Central and Northern Europe and is one of the largest suppliers of Sun Microsystems products in Europe. Total DNS sales are expected to exceed €310,000 ($375,000) for 2005. This transaction is subject to customary closing conditions, including obtaining necessary government approvals, and is expected to be completed by the end of 2005.
In October 2005, the company entered into an agreement pursuant to which it will acquire the 49% minority interest in its Israeli subsidiary, Arrow/Rapac Ltd. The payment associated with this acquisition is expected to be approximately $7,000.
Also in October 2005, the company entered into a $200,000 cross-currency interest rate swap to hedge a portion of its net investment in euro denominated net assets. Accordingly, gains or losses from changes in the fair value of these instruments will be recorded in the foreign currency translation adjustment, which is included in the shareholders’ equity section, offsetting the changes in the value of the underlying euro denominated assets. This swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales have been reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49.6 million and $171.0 million in the third quarter and first nine months of 2004, respectively.
Sales in the North American Components (“NAC”) businesses remained flat, compared with the second quarter of 2005. Sales in the EMEASA (Europe, Middle East, Africa, and South America) components businesses declined 8.1%, compared with the second quarter of 2005, a seasonal decline consistent with prior years. The increase in Asia/Pacific sales of 18.4%, compared with the second quarter of 2005, was due to the impact of sales initiatives across all of the Asia/Pacific regions as well as improved market conditions in China. Sales of computer products decreased 8.5%, compared with the second quarter of 2005, primarily due to a seasonal decline consistent with prior years.
Net income advanced to $63.5 million in the third quarter of 2005 compared with net income of $58.4 million in the second quarter of 2005 and $63.4 million in the third quarter of 2004. The increase in net income, compared with the second quarter of 2005, is due to the impact of efficiency initiatives reducing operating expenses, lower restructuring charges, and lower interest costs as a result of the prepayment of debt. The following items impact the comparability of the company’s results:
Three Months Ended September 30, 2005 and 2004
•	an acquisition indemnification credit of $9.7 million in 2004;

•	net restructuring charges of $.1 million (a gain of $.4 million net of related taxes) in 2005 and $.4 million ($.2 million net of related taxes) in 2004;

•	a loss on the prepayment of debt of $1.1 million ($.7 million net of related taxes) in 2005 and $.9 million ($.5 million net of related taxes) in 2004; and

•	a loss of $1.3 million on the write-down of an investment in 2004.
Nine Months Ended September 30, 2005 and 2004
•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005 and $9.7 million in 2004;

•	restructuring charges of $9.0 million ($5.0 million net of related taxes) in 2005 and $8.0 million ($4.8 million net of related taxes) in 2004;

•	a loss on the prepayment of debt of $3.2 million ($1.9 million net of related taxes) in 2005 and $31.7 million ($19.0 million net of related taxes) in 2004; and

•	a loss of $3.0 million and $1.3 million on the write-down of investments in 2005 and 2004, respectively.
Sales
The company has two business segments: electronic components and computer products. Consolidated sales for the third quarter and first nine months of 2005 increased $91.0 million or 3.5% and $281.2 million or 3.5%, respectively, compared with the year-earlier periods. The increase in consolidated sales, over the third quarter of 2004, was driven primarily by an increase of $17.3 million, or 3.2%, in the Arrow Enterprise Computing Solutions businesses (formerly North American Computer Products) and an increase of $86.5 million, or 4.3%, in the worldwide components business. The increase in consolidated sales, over the first nine months of 2004, was driven primarily by an increase of $145.6 million, or 9.2%, in the Arrow Enterprise Computing Solutions businesses and an increase of $181.0 million, or 3.0%, in the worldwide components business.

The sales increase in the Arrow Enterprise Computing Solutions businesses during the third quarter and first nine months of 2005, compared with the year-earlier periods, is primarily due to a company initiative to grow certain strategic products, such as software, services, and storage, in its Enterprise Computing Solutions business and, to a lesser extent for the first nine months of 2005, a change by Hewlett-Packard Company (“HP”), during February 2004, in the business model used for the sale of their products.
The growth in the worldwide components business was primarily driven by the sales increase in Asia/Pacific of 27.8% and 18.4% during the third quarter and first nine months of 2005, respectively, the completion, during the third quarter of 2004, of the acquisition of Disway AG (“Disway”), and the impact of a weaker U.S. dollar on the translation of the company’s European financial statements for the first nine months of 2005. The increase in Asia/Pacific sales, compared with the year-earlier periods, was due to the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. Sales in the EMEASA components businesses decreased by 2.2% in the third quarter of 2005, compared with the year-earlier period. Sales in the EMEASA components businesses increased by 2.9% in the first nine months of 2005, compared with the year-earlier period, primarily due to the impact of a weaker U.S. dollar on the translation of its financial statements and the acquisition of Disway. Sales in the NAC businesses increased by 1.4% and decreased by 1.6% in the third quarter and first nine months of 2005, respectively, when compared with the year-earlier periods, as product remains readily available.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $65.7 million for the first nine months of 2005, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the U.S. dollar, was 2.7% in the first nine months of 2005.
Sales of computer products increased by $4.5 million or less than 1% for the third quarter of 2005 and $100.2 million or 5.4% for the first nine months of 2005, compared with the year-earlier periods. The change in the business model with HP increased sales by an estimated $21.2 million for the first nine months of 2005. During February 2004, HP modified its agreement with distributors transforming the relationship from that of an agent to that of a distributor and thereby changing the method of recognizing revenue. Excluding the change related to HP, computer product sales would have increased by 4.3% for the first nine months of 2005. Sales in the Enterprise Computing Solutions business increased by 13.9% and 20.3% for the third quarter and first nine months of 2005, respectively, compared with the year-earlier periods, due to increased sales of services and storage. Sales of industrial related computer products to original equipment manufacturers decreased by 11.7% for the third quarter of 2005 and 11.4% for the first nine months of 2005, compared with the year-earlier periods, primarily due to the company’s decision in early 2005 to terminate certain low-margin customer engagements.
Gross Profit
The company recorded gross profit of $419.3 million in the third quarter of 2005 and $1.29 billion in the first nine months of 2005, compared with $420.2 million and $1.29 billion in the year-earlier periods. The gross profit margin for the third quarter and first nine months of 2005 decreased by approximately 50 basis points when compared with the year-earlier periods. The decrease in gross profit margin is primarily the result of pricing pressures in the marketplace relating to the worldwide components businesses and a larger portion of sales mix from Asia/Pacific and the Arrow Enterprise Computing Solutions businesses that have lower margins.
Restructuring, Integration, and Other Charges (Credits)
The company recorded net restructuring charges of $.1 million (a gain of $.4 million net of related taxes or $.01 per share) and $.4 million ($.2 million net of related taxes) in the third quarter of 2005 and 2004, respectively, and restructuring charges of $9.0 million ($5.0 million net of related taxes or $.03 per share) and $8.0 million ($4.8 million net of related taxes or $.05 and $.04 per share on a basic and diluted basis, respectively) for the nine months ended September 30, 2005 and 2004, respectively.

Restructurings
In the first quarter of 2005, the company announced that it would be taking additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50.0 million per annum with $40.0 million to be realized in 2005. The restructuring charges associated with these 2005 actions which amounted to $.1 million, net of a $1.5 million gain on the sale of a facility, for the third quarter of 2005 and $8.7 million for the first nine months of 2005 consisted primarily of personnel costs relating to the elimination of approximately 310 positions, or 3% of the prior year-end worldwide total of 11,500 positions, across multiple locations, segments, and functions. The majority of the total charge was spent in cash.
The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100.0 million. The restructuring charges associated with these 2004 and 2003 actions total $48.5 million, of which $10 thousand and $.7 million were recorded in the third quarter and first nine months of 2005, respectively, and $.6 million and $8.7 million were recorded in the third quarter and first nine months of 2004, respectively. Approximately 85% of the total charge was spent in cash.
As of September 30, 2005, $6.7 million of the aforementioned charges were accrued but unused of which $3.5 million are for personnel costs, approximately $2.4 million are to address remaining facilities commitments, and $.8 million are for other remaining contractual obligations.
Also in the third quarter and first nine months of 2005, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $41 thousand and $.4 million, respectively. In the third quarter and first nine months of 2004, the company recorded a restructuring credit of $.2 million and $.8 million, respectively, against the accrual. As of September 30, 2005, $8.4 million was accrued but unused of which $4.7 million is to address remaining real estate lease commitments and $3.7 million primarily relate to the termination of certain customer programs.
Integration
As of September 30, 2005, the integration accrual was $6.7 million relating to the acquisition of Disway in 2004 and the Industrial Electronics Division (“IED”) of Agilysys, Inc. in 2003, as well as numerous acquisitions made prior to 2001, for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $21.8 million as of September 30, 2005, of which $17.4 million is expected to be spent in cash, and will be utilized as follows:
-	The personnel cost accruals of $4.0 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent by the end of 2005.

-	The facilities accruals totaling $12.3 million relate to terminated leases with expiration dates through 2010 of which approximately $1.6 million will be paid in 2005. The minimum lease payments for these leases are $4.6 million in 2006, $2.1 million in 2007, $2.3 million in 2008, and $1.7 million thereafter.

-	The customer termination accrual of $3.7 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of approximately $1.8 million primarily represents certain terminated contracts, the majority of which are expected to be utilized by the end of 2006.
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
In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3.4 million in full settlement of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged occurred prior to the company’s purchase of Tekelec from Airtronic. The company recorded an acquisition indemnification credit of €7.9 million ($9.7 million at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively), in the third quarter and first nine months of 2004, to reduce the liability previously recorded (€11.3 million) to the required level (€3.4 million). In December 2004, Tekelec paid €3.4 million ($4.6 million at the exchange rate prevailing at year-end) in full settlement of this claim.
Operating Income
The company recorded operating income of $118.2 million in the third quarter of 2005 and $345.5 million in the first nine months of 2005, as compared with operating income of $115.0 million and $340.7 million in the year-earlier periods.
Selling, general and administrative expenses decreased $11.6 million in the third quarter of 2005 and $10.4 million in the first nine months of 2005, compared with the year-earlier periods. The decrease in the third quarter and first nine months of 2005 is primarily due to a reduction in employee related expenses and the cost savings resulting from the company’s initiatives to be more efficiently organized, offset by the impact of foreign exchange rates and the impact of the acquisition of Disway in the third quarter of 2004.
Loss on Prepayment of Debt
The company recorded a loss on prepayment of debt of $1.1 million ($.7 million net of related taxes or $.01 per share) and $.9 million ($.5 million net of related taxes or $.01 per share) for the third quarter of 2005 and 2004, respectively, and $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and $31.7 million ($19.0 million net of related taxes or $.17 and $.15 per share on a basic and diluted basis, respectively) for the nine months ended September 30, 2005 and 2004, respectively.
During the third quarter of 2005, the company repurchased, through a series of transactions, $57.8 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1.1 million ($.7 million net of related taxes or $.01 per share), of which $.1 million was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $.2 million from the dates of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchases.
During the first nine months of 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), of which $.6 million was cash, and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $1.1 million from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
During the third quarter of 2004, the company repurchased, $19.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $.9 million ($.5 million net of related taxes or $.01 per share), of which $.5 million was cash, and was recognized as a loss on prepayment of debt. As a result of this transaction, interest expense will be reduced by approximately $.9 million from the date of repurchase through the 2006 put date, based on interest rates in effect at the time of the repurchase.
During the first nine months of 2004, the company repurchased, through a series of transactions, $253.4 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $12.8 million ($7.6 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8.8 million was cash. Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash. The aggregate of these charges is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $34.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.
Write-down of Investments
The company recorded a loss of $3.0 million ($.03 per share) and $1.3 million ($.01 per share) on the write-down of investments, during the first nine months of 2005 and the third quarter and first nine months of 2004, respectively.
Interest Expense
Net interest expense decreased $2.1 million or 8.5% in the third quarter of 2005 and $8.8 million or 11.1% in the first nine months of 2005, compared with the year-earlier periods, primarily as a result of lower debt balances. During the first nine months of 2005, the company prepaid $151.8 million of debt. During 2004, the company prepaid approximately $570.0 million of debt.
Income Taxes
The company recorded an income tax provision of $32.4 million and $91.8 million on income before income taxes and minority interest of $96.2 million and $271.5 million for the third quarter and first nine months of 2005, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $26.4 million and $70.5 million on income before income taxes and minority interest of $90.0 million and $231.1 million, respectively.
The income taxes recorded for the third quarter and first nine months of 2005 and 2004 are impacted by the aforementioned restructuring charges and loss on prepayment of debt. The income taxes recorded for the first nine months of 2005 were also impacted by the aforementioned acquisition indemnification credit. There was no tax benefit provided on the aforementioned write-down of investments as these capital losses were not deductible for tax purposes. Also, the acquisition indemnification credit recorded in the third quarter of 2004 was not taxable for tax purposes. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
The company’s tax rate in 2005 reflects the accelerating growth in earnings in the United States, which has one of the highest tax rates in the regions the company serves when United States federal and state income taxes are combined.
Net Income
The company recorded net income of $63.5 million in the third quarter of 2005 and $179.2 million in the first nine months of 2005, compared with $63.4 million and $159.8 million in the comparable year-earlier periods. Included in the results for the third quarter and first nine months of 2005 are the previously discussed restructuring gain of $.4 million and restructuring charges of $5.0 million, respectively, and loss on prepayment of debt of $.7 million and $1.9 million, respectively. Also included for the first nine months of 2005 are the previously discussed acquisition indemnification credit of $1.3 million and loss of $3.0 million on the write-down of an investment. Included in the results for the third quarter and first nine months of 2004 are the previously discussed acquisition indemnification credit of $9.7 million, restructuring charges of $.2 million and $4.8 million, respectively, loss on prepayment of debt of $.5 million and $19.0 million, respectively, as well as a loss on investment of $1.3 million.
Liquidity and Capital Resources
At September 30, 2005 and December 31, 2004 the company had cash, cash equivalents, and short-term investments of $653.7 million and $463.9 million, respectively. The net amount of cash generated by the company’s operating activities during the nine months ended September 30, 2005 was $296.1 million primarily from earnings from operations, adjusted for non-cash items, and a reduction in net working capital as a percentage of sales. The increase in accounts receivable in the third quarter of 2005, resulting from increased sales, was offset by a decrease in inventories and an increase in accounts payable. The net amount of cash provided by investing activities during the nine months ended September 30, 2005 was $137.4 million, including $158.6 million for net proceeds from the sale of short-term investments, $18.4 million for proceeds from the sale of facilities and $3.7 million of other activities, offset, in part, by $24.6 million for consideration paid for acquired businesses and $19.8 million for various capital expenditures. The net amount of cash used for financing activities during the nine months ended September 30, 2005 was $76.1 million, including $152.4 million used to repurchase convertible debentures, offset, in part, by $69.4 million for proceeds from the exercise of stock options and a change in short-term borrowings of $9.0 million. The effect of exchange rate changes on cash was a decrease of $9.0 million.
The net amount of cash used for the company’s operating activities during the nine months ended September 30, 2004 was $107.9 million, primarily a result of higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items, primarily reflecting depreciation and amortization, as well as the accretion of discounts. The net amount of cash used for investing activities during the nine months ended September 30, 2004 was $34.6 million, including $34.7 million for consideration paid for acquired businesses and $16.7 million for various capital expenditures, offset, in part, by $8.6 million of proceeds from the sale of a facility and proceeds of $8.3 million from a note receivable. The net amount of cash used for financing activities during the nine months ended September 30, 2004 was $235.6 million, primarily reflecting $268.4 million used to repay senior notes and $262.2 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $312.8 million from the sale of common stock in February 2004.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61.8% and 63.0% at September 30, 2005 and December 31, 2004, respectively.
Net cash provided by operating activities increased by $404.0 million for the nine months ended September 30, 2005, as compared with the year-earlier period, primarily reflecting the company’s initiatives to manage working capital more efficiently. Working capital as a percentage of sales was 19.0% in the third quarter of 2005 compared with 22.2% in the third quarter of 2004.
Net cash used for operating activities increased by $247.9 million for the nine months ended September 30, 2004, as compared with the year-earlier period, primarily due to higher working capital requirements resulting from increased sales offset by earnings from operations, adjusted for non-cash items.
Cash Flows from Investing Activities
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a leading passive, electromechanical, and connectors distributor in Australia and New Zealand. The acquisition of the component distribution business of Connektron has been accounted for as a purchase transaction, and accordingly, its results of operations have been included in the consolidated results of the company from the date of acquisition.

During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s NAC group that supplies custom cable assembly and associated contract manufacturing services. The $1.3 million loss resulting from this sale was reflected as a component of restructuring charges during the second quarter of 2005.
In July 2004, the company acquired Disway, an electronic components distributor in Italy, Germany, Austria, and Switzerland. The Disway acquisition has been accounted for as a purchase transaction, and accordingly, Disway’s results of operations have been included in the consolidated results of the company from the date of acquisition.
The impact of the above acquisitions and disposition, individually and in the aggregate, are not deemed to be material to the company’s consolidated financial position and consolidated results of operations.
As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. During the first nine months of 2005, the company made a payment in the amount of $2.0 million to increase its ownership interest in Dicopel US and Dicopel SA (collectively, “Dicopel”) to 100%. During the first nine months of 2004, the company made a payment in the amount of $.8 million to increase its ownership interest in Dicopel from 70% to 80%. If the put or call options on outstanding agreements were exercised, such payments would be approximately $7.0 million at September 30, 2005 and $11.0 million at December 31, 2004. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.
The company received proceeds of $18.4 million and $8.6 million during the first nine months of 2005 and 2004, respectively, on the sale of facilities. The company also received proceeds of $8.3 million from a note receivable during the first nine months of 2004.
The net amount of cash used for investing activities during the nine months ended September 30, 2004 included $12.2 million for consideration paid for the final payment related to the acquisition of IED.
Capital expenditures were $19.8 million in the first nine months of 2005 compared with $16.7 million in the first nine months of 2004.
In October 2005, the company entered into an agreement pursuant to which it will acquire the 49% minority interest in its Israeli subsidiary, Arrow/Rapac Ltd. The payment associated with this acquisition is expected to be approximately $7.0 million.
On October 27, 2005, the company announced that it signed an agreement to acquire all of the issued share capital of DNSint.com AG (“DNS”) for an estimated €131.0 million ($157.0 million), including the assumption of approximately €28.0 million ($34.0 million) of net debt. DNS, which is headquartered in Munich, Germany, is a distributor of mid-range computer products in Central and Northern Europe and is one of the largest suppliers of Sun Microsystems products in Europe. Total DNS sales are expected to exceed €310.0 million ($375.0 million) for 2005. This transaction is subject to customary closing conditions, including obtaining necessary government approvals, and is expected to be completed by the end of 2005.
Cash Flows from Financing Activities
Cash flow used for financing activities was $76.1 million in the first nine months of 2005. Cash flow used for financing activities was $235.6 million in the first nine months of 2004.
During the first nine months of 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), of which $.6 million was cash. As a result of these transactions, net interest expense will be reduced by approximately $1.1 million from the dates of repurchase through the earliest maturity date, based on interest rates in effect at the time of the repurchases. Also in the first nine months of 2005, the company received proceeds from the exercise of stock options of $69.4 million and the change in short-term borrowings was $9.0 million.
During the first nine months of 2004, the company repurchased, through a series of transactions, $253.4 million accreted value of its convertible debentures. The company made this repurchase primarily with a portion of the proceeds from the sale of common stock in February 2004. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $12.8 million ($7.6 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), of which $8.8 million was cash. Also during the first nine months of 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes, due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively), of which $18.4 million was cash. As a result of these transactions, net interest expense will be reduced by approximately $34.3 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases. Also in the first nine months of 2004, the company received proceeds from the exercise of stock options of $13.9 million and the change in short-term borrowings was $29.8 million.
The company has a $550.0 million asset securitization program (the “program”). At September 30, 2005 and December 31, 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program’s facility fee is .2%.
In June 2005, the company amended and restated its revolving credit agreement and, accordingly, increased the facility size from $450.0 million to $600.0 million. The company had no outstanding borrowings under the revolving credit facility at September 30, 2005 and December 31, 2004. The $600.0 million revolving credit facility matures in June 2010, for which the company pays a facility fee of .175% per annum.
The net amount of cash used for financing activities during the nine months ended September 30, 2004 included net proceeds of $312.8 million from the sale of common stock.
In October 2005, the company entered into a $200.0 million cross-currency interest rate swap to hedge a portion of its net investment in euro denominated net assets. Accordingly, gains or losses from changes in the fair value of these instruments will be recorded in the foreign currency translation adjustment, which is included in the shareholders’ equity section, offsetting the changes in the value of the underlying euro denominated assets. This swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros.
Restructuring and Integration Activities
Based on the aforementioned restructuring and integration activities, at September 30, 2005, the company has a remaining accrual of $21.8 million, of which $17.4 million is expected to be spent in cash. The expected cash payments are approximately $6.0 million in 2005, $5.3 million in 2006, $2.1 million in 2007, $2.3 million in 2008, and $1.7 million thereafter.
Impact of Governmental Regulation
The company’s worldwide operations are subject to local laws and regulations. As previously reported, of particular note at this time are two European Union (“EU”) directives, the first of which is the Restriction of Certain Hazardous Substances Directive (“RoHS”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of some EU member countries has not yet been adopted, it is clear that the company will not be able to sell non-RoHS compliant product to most customers who intend to sell their finished goods in the EU after the effective date. At the present time, some of the company’s inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, some of the company’s inventory may become obsolete and unsaleable and, as a result, have to be written off. The company is working closely with its customers and suppliers to minimize this impact. The company is currently evaluating the financial impact, if any, of such obsolete inventory.
The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”), which was effective August 13, 2005 in certain EU member countries. A number of member countries, however, have not yet enacted legislation or delayed their legislation’s effective date. Under WEEE, a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU. To date, there has not been a material impact to the company’s business due to the implementation of WEEE. Since WEEE has only recently been implemented in certain EU member countries and not yet implemented in others, it is unclear what business impact it will have on the company’s operations. Thus, it is not possible at this time to quantify the financial impact, if any, of WEEE on the company.
Both directives will affect the worldwide electronics, and electronic components industries, and collaborative efforts among suppliers, distributors and customers to develop compliant processes are continuing. Pending those developments, the full implementation of existing regulations, and the final enactment of enabling legislation for the remaining EU member countries, it is not possible at this time to estimate the cost of compliance, if any.
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
The company believes there have been no significant changes, during the quarterly period ended September 30, 2005, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2004.
Impact of Recently Issued Accounting Standards
See Note B in the Notes to Consolidated Financial Statements for a full description of the recent accounting pronouncement including the anticipated date of adoption and effect on results of operations and financial condition.

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
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at September 30, 2005 and December 31, 2004 was $199.1 million and $224.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2005 and December 31, 2004. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $65.7 million and increased operating income of $4.5 million for the nine months ended September 30, 2005, compared with the year-earlier period, based on 2004 sales at the average rate for 2005. Sales and operating income would have decreased by approximately $225.7 million and $9.7 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first nine months of 2005. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
Interest Rate Risk
At September 30, 2005, approximately 60% of the company’s debt was subject to fixed rates, and 40% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first nine months of 2005. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
Item 4. Controls and Procedures.
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2005. Based on such evaluation, they have concluded that, as of September 30, 2005, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the company’s internal control over financial reporting or in other factors that has or are reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 6. Exhibits.
Exhibits

2		Agreement for Sale and Purchase of Shares of DNSint.com AG, dated as of October 26, 2005, by and between the company and the Sellers referred to therein.

31	(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31	(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32	(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32	(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: October 28, 2005	By:	/s/ Paul J. Reilly

Paul J. Reilly Senior Vice President and Chief Financial Officer