Form 10-K
period 2005-12-31
ARROW ELECTRONICS INC
filed 2006-02-27
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [X] No [   ]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [   ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [X] Accelerated filer [   ] Non-accelerated filer [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [   ] No [X]

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,153,776,838.

There were 120,635,812 shares of Common Stock outstanding as of February 10, 2006.

The following documents are incorporated herein by reference:

1. Proxy Statement to be filed in connection with the Annual Meeting of Shareholders to be held May 2, 2006 (incorporated in Part III).

PART I

Item 1. Business.

Arrow Electronics, Inc. (the “company” or “Arrow”) is a major global provider of products, services, and solutions to industrial and commercial users of electronic components and computer products. The company believes it is one of the electronics distribution industry’s leaders in operating systems, employee productivity, value-added programs, and total quality assurance. Arrow, which was incorporated in New York in 1946, serves as a supply channel partner for nearly 600 suppliers and more than 130,000 original equipment manufacturers (“OEMs”), contract manufacturers (“CMs”), and commercial customers.

Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services, inventory management, and a comprehensive suite of online supply chain tools.

Arrow’s diverse worldwide customer base consists of OEMs, CMs, and commercial customers. Customers include manufacturers of industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aircraft and aerospace equipment, scientific and medical devices, and computer and office products. Customers also include value-added resellers (“VARs”) of computer products.

The company maintains nearly 250 sales facilities and 19 distribution and value-added centers in 53 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.

The company’s has two business segments: electronic components and computer products. The financial information about the company’s business segments and geographic operations can be found in Note 16 of the Notes to Consolidated Financial Statements.

The company’s global electronic components business, one of the largest distributors of electronic components and related services in the world, spans the world’s three largest electronics markets — the Americas, EMEASA (Europe, Middle East, Africa, and South America), and the Asia/Pacific region. The Americas components group includes five sales and marketing organizations in the United States and Canada, as well as an operation in Mexico. The EMEASA components group is divided into the following three regions and also has operations in the Republic of South Africa, Argentina, and Brazil:

-	Northern Europe, which includes Denmark, England, Estonia, Finland, Ireland, Latvia, Lithuania, Norway, Scotland, and Sweden.

-	Central Europe, which includes Austria, Belarus, Belgium, the Czech Republic, Germany, Hungary, the Netherlands, Poland, Russian Federation, Slovakia, Switzerland, and Ukraine.

-	Southern Europe, which includes Bosnia and Herzegovina, Bulgaria, Croatia, Egypt, France, Greece, Israel, Italy, Portugal, Romania, Serbia and Montenegro, Slovenia, Spain, and Turkey.

In the Asia/Pacific region, Arrow operates in Australia, China, Hong Kong, India, Korea, Malaysia, New Zealand, the Philippines, Singapore, Taiwan, and Thailand.

The company’s global computer products business includes Arrow’s Enterprise Computing Solutions (“ECS”), formerly North American Computer Products, which is a leading distributor of enterprise and embedded computing systems, and storage and software, to resellers and OEM customers in North America, as well as Central, Northern, and Eastern Europe. The company also has dedicated computer product businesses in France, Spain, and the United Kingdom.

The company distributes a broad range of electronic components, computer products, and related equipment. Approximately 53% of the company’s sales consist of semiconductor products and related services. Industrial and commercial computer products and related services, including servers, workstations, storage products, microcomputer boards and systems, design systems, desktop computer systems, software, monitors, printers, flat panel displays, system chassis and enclosures, controllers, and communication control equipment, account for approximately 29% of sales. The remaining 18% of the company’s sales, included within electronic components, are of passive, electromechanical, and interconnect products, primarily capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.

Most manufacturers of electronic components and computer products rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with selling and stocking their products (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services such as materials management and memory programming capabilities. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

The company and its affiliates serve more than 130,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include primarily VARs and OEMs. No single customer accounted for more than 3% of the company’s 2005 consolidated sales.

Most of the company’s customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently their orders are of insufficient size to be placed directly with manufacturers.

The electronic components and other products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone from the company’s selling locations. Each of the company’s North American selling locations, warehouses, and primary distribution centers are electronically linked to the company’s central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company’s international operations have similar online, real-time computer systems, and they can also access the company’s Worldwide Stock Check System, which provides access to the company’s online, real-time inventory system.

The company sells the products of nearly 600 manufacturers. No single supplier accounted for more than 8% of the company’s 2005 consolidated sales. The company does not regard any one supplier of products to be essential to its operations and believes that many of the products currently sold by the company are available from other sources at competitive prices. Most of the company’s purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.

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

A manufacturer which elects to terminate a distribution agreement is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2005, this type of repurchase arrangement covered approximately 85% of the company’s consolidated inventories. While these industry practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

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

The company and its affiliates employed more than 11,400 employees worldwide as of December 31, 2005.

Available Information

The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, and any current reports on Form 8-K, and amendments to any of these reports available through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the Securities and Exchange Commission (“SEC”). The information posted on the company’s website is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The annual report on Form 10-K, for the year ended December 31, 2005, includes the certifications of the company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 (i) and 31 (ii), respectively, which were filed with the SEC as required under Section 302 of the Sarbanes-Oxley Act of 2002 and certify the quality of the company’s public disclosure. The company’s Chief Executive Officer has also submitted a certification to the New York Stock Exchange (“NYSE”) certifying that he is not aware of any violations by the company of NYSE corporate governance listing standards.

Executive Officers

The following table sets forth the names, ages, and the positions and offices with the company held by each of the executive officers of the company as of February 27, 2006:

Name	Age	Position or Office Held

William E. Mitchell	61	President and Chief Executive Officer
Peter S. Brown	55	Senior Vice President, General Counsel and Secretary
J. Edward Coleman	54	Senior Vice President and President of Arrow Enterprise Computing Solutions
Bhawnesh Mathur	47	Senior Vice President and Chief Supply Chain Officer
Paul J. Reilly	49	Senior Vice President and Chief Financial Officer
Germano Fanelli	57	Vice President and President of Arrow EMEASA
Michael J. Long	47	Vice President and President of North America and Asia/Pacific Components
Brian P. McNally	47	Vice President and President of North American Components
Jan M. Salsgiver	49	Vice President and Executive Vice President of Arrow EMEASA
Mark Settle	55	Vice President and Chief Information Officer
Susan M. Suver	46	Vice President of Global Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

William E. Mitchell has been President and Chief Executive Officer of the company since February 2003. Prior thereto, he served as Executive Vice President of Solectron Corporation and President of Solectron Global Services, Inc. since March 1999.

Peter S. Brown has been Senior Vice President, General Counsel and Secretary of the company since September 2001. Prior to joining the company, he served as the managing partner of the London office of the law firm of Pillsbury Winthrop LLP (formerly, Winthrop, Stimson, Putnam, & Roberts) for more than five years.

J. Edward Coleman was appointed Senior Vice President and President of Arrow Enterprise Computing Solutions (formerly North American Computer Products) in September 2005. Prior thereto, he served as Chief Executive Officer of CompuCom Systems, Inc. (“CompuCom”) from December 1999 until November 2004 and as Chairman of the Board of CompuCom from October 2001 until October 2004, when CompuCom was taken private.

Bhawnesh Mathur was appointed Senior Vice President and Chief Supply Chain Officer in September 2005. Prior thereto, he served as Executive Vice President of Sanmina-SCI’s (SSCI) Global Logistics and Services since October 2003 and Executive Vice President of SSCI’s Global Supply Chain Management from April 2000 to September 2003.

Paul J. Reilly was appointed Senior Vice President of the company in May 2005 and has been Chief Financial Officer since October 2001. Prior thereto, he served as a Vice President of the company for more than five years.

Germano Fanelli has been President of Arrow EMEASA since January 2004. Prior thereto, he served as Managing Director of Southern Europe and has been a Vice President of the company for more than five years.

Michael J. Long was appointed President of North America and Asia/Pacific Components in January 2006. Prior thereto, he served as President and Chief Operating Officer of Arrow Enterprise Computing Solutions (formerly North American Computer Products) from July 1999 to April 2005 and, most recently, President of North America from May 2005 to December 2005. In addition, he has been a Vice President of the company for more than five years.

Brian P. McNally has been President of North American Components since March 2004 and has been a Vice President of the company since June 2002. Prior thereto, he served in several executive positions including Managing Director of Northern Europe and President of the company’s Contract Manufacturing Services Distribution group.

Jan M. Salsgiver was appointed Executive Vice President of Arrow EMEASA in September 2005. Prior thereto, she served in several executive positions, including President of the Americas Components group from July 1999 to February 2004 and, most recently, Vice President of Global Strategy and Operations from March 2004 to August 2005. In addition, she has been a Vice President of the company for more than five years.

Mark Settle has been a Vice President of the company and Chief Information Officer since November 2001. Prior to joining the company, he served as Executive Vice President, Systems and Processing at Visa International since April 1999.

Susan M. Suver has been Vice President of Global Human Resources since March 2004. Prior thereto, she served as Vice President of Global Organizational Development. Prior to joining the company in October 2001, she held the position of Vice President, Organizational Effectiveness and Communications at Phelps Dodge Corporation.

Item 1A. Risk Factors.

Described below and throughout this report are certain risks that the company’s management believes are applicable to the company’s business and the industry in which it operates. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry and the capital markets that affect business generally, and the company as well, which have not been described.

If any of the described events occur, the company’s business, results of operations, financial condition, liquidity or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects.

A large portion of the company’s revenues come from the sale of semiconductors, which is a highly cyclical industry, and an industry down-cycle could have a material adverse effect on the company’s business.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. During the last three fiscal years, sales of semiconductor products and related services represented approximately 53% of the company’s consolidated sales, and the company’s revenues, particularly in its electronic components group, tend to closely follow the strength or weakness of the semiconductor market. For example, as a result of the semiconductor industry downturn in 2001 and 2002, the company’s revenues fell from $12.0 billion in 2000 to $9.4 billion in 2001 and $7.3 billion in 2002. The company also generated a net loss in 2001 and 2002. While the semiconductor industry has strengthened in recent years, it is uncertain whether this improvement will continue, and future downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on the company’s business and negatively impact its ability to maintain current profitability levels.

If the company is unable to maintain its relationships with its suppliers, its business could be materially adversely affected.

Substantially all of the company’s inventory has been and will be purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). There are also certain parts of the company’s business that rely on a limited number of suppliers. For a significant portion of the company’s Arrow Enterprise Computing Solutions business, the company relies on three suppliers. To the extent that the company’s significant suppliers are unwilling to do business with the company, the company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company (including, without limitation, the terms regarding price protection, rights of return, rebates or other terms that are favorable to the company), or extend lead times, limit supplies due to capacity constraints or other factors, there could a material adverse affect on the company’s business.

The company operates in a competitive industry and continues to be under the pressure of eroding gross profit margins, which could have a material adverse effect on the company’s business.

The market for the company’s products and services is very competitive and subject to rapid technological change. Not only does the company compete with other distributors, it also competes for customers with many of its own suppliers. This is particularly true of the company’s larger customers whose volumes of purchases make them more attractive to suppliers for direct sales. Additional competition has emerged from third party logistics providers, fulfillment companies, catalogue distributors and on-line distributors and brokers.

Additionally, prices for the company’s products tend to decrease over their life cycle. Such decreases often result in decreased gross profit margins for the company. There is also substantial and continuing pressure from customers to reduce their total cost for products. Suppliers may also seek to reduce the company’s margins on the sale of their products in order to increase their own profitability. The company expends substantial amounts on the value creation services required to remain competitive, retain existing business and gain new customers, and the company must evaluate the expense of those efforts against the impact of price and margin reductions.

Further, the manufacturing of electronic components and computer products is increasingly shifting to lower-cost production facilities in Asia, most notably China. Suppliers in Asia have traditionally had lower gross profit margins than those in the United States and Europe, and typically charge lower prices in the Asian markets for their products, which places pressure on the company to lower its prices to meet competition. Thus, the company’s consolidated gross profit margins have eroded over time, from 16.7% in 2003, to 16.2% in 2004, and 15.6% in 2005. If the company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.

Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company which may have a material adverse effect on the company.

Products sold by the company are at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against the company from its customers), the company may face claims for damages that are disproportionate to the sales and profits it receives from the products involved. While the company and its suppliers specifically exclude consequential damages in their standard terms and conditions, the company’s ability to avoid such liabilities may be limited by the laws of some of the countries where it does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the damages that result. Although the company currently has product liability insurance, such insurance is limited in coverage and amount.

Declines in value and other factors pertaining to the company’s inventory could materially adversely affect its business.

The electronic components and computer products industries are subject to rapid technological change, evolving industry standards, changes in end-market demand and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. During an economic downturn, it is possible that prices will decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although it is the policy of most of the company’s suppliers to provide distributors with certain protections from the loss in value of inventory (such as price protection, certain rights of return and rebates), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company’s suppliers will not allow it to return products after they have been held in inventory beyond a certain amount of time and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. In addition, as discussed below, the company historically has sold products that contain substances that are now or will soon be regulated by various environmental laws. Some of the company’s inventory may become obsolete as a result of these or other existing or new regulations. All of these factors pertaining to inventory could have a material adverse effect on the company’s business.

The company is subject to environmental laws and regulations that could materially adversely affect its business.

The company is subject to a wide and ever-changing variety of U.S. and foreign federal, state, and local laws and regulations, compliance with which may require substantial expense. Of particular note are two recent European Union (“EU”) directives, known as the Restriction of Certain Hazardous Substances Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive (“WEEE”). These directives restrict the distribution of products within the EU of certain substances and require a manufacturer or importer to recycle products containing those substances. Failure to comply with these directives could result in fines or suspension of sales. Additionally, RoHS may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

In addition, some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. Such liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved, or even the entire share. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties. The discovery of contamination for which the company is responsible, or the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company’s business.

The company is currently involved in the investigation and remediation of environmental problems at two sites as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.

As a result of its acquisition of Wyle Electronics from the VEBA Group (“VEBA”) in 2000, the company assumed Wyle’s outstanding liabilities, including the responsibility for certain environmental contamination at sites formerly owned by Wyle. Two sites are known to have such contamination, one at Norco, California, and the other at Huntsville, Alabama, and the company has thus far borne most of the cost of the investigation and remediation of each, under the direction of the cognizant state agencies. The company has expended more than $13 million to date in connection with these sites. The company has also recently received and is reviewing a demand regarding alleged contamination at a third site related to Wyle, in El Segundo, California.

The agreement pursuant to which the company bought Wyle from VEBA contains an indemnification from VEBA to the company for all of the costs associated with the Wyle environmental obligations. VEBA’s successor-in-interest, E.ON AG, acknowledged liability under the VEBA contractual indemnities with respect to the Norco and Huntsville sites, and made a small initial payment, but has subsequently refused to make further payments. As a result, the company has initiated litigation against E.ON AG and certain others in the United States District Court for the Central District of California and in the Regional Court in Frankfurt am Main, Germany. The company believes strongly in the merits of its case and the probability of recovery from E.ON AG, but there can be no guaranty of the outcome of litigation, and should the company lose on all of its claims in both cases, it would bear all of the cost of the Wyle environmental obligations. Because characterization and remedial design is not yet complete at any of these sites, the future costs in excess of accrued costs associated therewith are as yet undetermined and could have a material adverse effect on the company. The company has accrued the minimum of the estimated range of costs associated with the Wyle environmental obligations and, during the fourth quarter of 2005, has recorded a $10.3 million offset relating to the probable recovery of costs from E.ON AG.

In addition, the company is, along with other parties, a defendant in a suit filed by 91 plaintiff landowners and residents in Riverside County Court in California for personal injury and property damages allegedly caused by the contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site. Wyle Laboratories, formerly a division of Wyle Electronics, has demanded defense and indemnification from the company in connection with the litigation, and the company has, in turn demanded defense and indemnification from E.ON AG. The claims for indemnification are at issue in the U.S. District Court and Frankfurt Regional Court proceedings.

While the company believes strongly in the merits of its claim for indemnification against E.ON AG, and has no reason to believe that the plaintiff’s allegations of damages in the Norco matter pending in Riverside County have merit, there can be no guaranty regarding the outcome of either matter, and should the company be found to be liable for damages to the Riverside plaintiffs and E.ON AG found not to be liable to indemnify the company for those damages, it could have a material adverse effect on the company.

The company may not have adequate or cost-effective liquidity or capital resources.

The company needs cash to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital and capital expenditure needs. At December 31, 2005, the company had cash, cash equivalents, and short-term investments of $580.7 million. In addition, the company currently has access to credit lines in excess of $1.1 billion. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control.

The company may in the future need to access the financial markets to satisfy its cash needs. The company’s ability to obtain external financing is affected by its debt ratings. Any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating could impair the company’s ability to obtain additional financing on acceptable terms. Under the terms of any external financing, the company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios and a failure to comply with these or any other covenants may result in an event of default. An increase in the company’s financing costs or a breach of debt instrument covenants could have a material adverse effect on the company.

The agreements governing some of the company’s financing arrangements contain various covenants and restrictions that limit the discretion of management in operating the business and could prevent the company from engaging in some activities that may be beneficial to its business.

The agreements governing the company’s financings contain various covenants and restrictions that, in certain circumstances, could limit its ability to:

•	grant liens on assets;

•	make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•	make investments;

•	merge, consolidate or transfer all or substantially all of its assets;

•	incur additional debt; or

•	engage in certain transactions with affiliates.

As a result of these covenants and restrictions, the company may be limited in how it conducts its business and may be unable to raise additional debt, compete effectively or make investments.

The company’s failure to have long-term sales contracts may have a material adverse effect on its business.

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future volume of orders. Based on such nonbinding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, the timing of production schedules, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce or delay orders that were either previously made or anticipated. Generally, customers cancel, reduce or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guaranty that such agreements will adequately protect the company. Significant or numerous cancellations, reductions or delays in orders by customers could materially adversely affect the company’s business.

The company’s non-U.S. locations, particularly Asia, represent a significant and growing portion of its sales, and consequently, the company is increasingly exposed to risks associated with operating internationally.

In 2005, approximately 47% of the company’s sales came from its operations outside the United States. During 2004 and 2003, approximately 46% of sales were from locations outside the United States. As a result of the company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with foreign laws, treaties and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from local business practices and cultural considerations; and

•	potential military conflicts and political risks.

While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate.

In the event the company makes acquisitions, it may not be able to successfully integrate such acquisitions or attain the anticipated benefits.

While acquisitions no longer represent a major part of the company’s core growth strategy, the company will continue to consider financially attractive and strategic acquisitions as opportunities arise. If the company is unsuccessful in integrating the acquisitions it does make, or if integration is more difficult than anticipated, the company may experience disruptions that could have a material adverse effect on its business. In addition, the company may not realize all of the benefits it anticipates from such acquisitions. For example, a certain portion of the purchase price for most acquisitions is considered goodwill, an asset. In the event that an acquired company does not perform as anticipated, the value of the goodwill may have to be written down, which could have a material adverse effect on the company.

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports and is important in its effort to prevent financial fraud. The company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. These evaluations may result in the conclusion that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the company fails to maintain an effective system of internal controls or if management or the company’s independent registered public accounting firm was to discover material weaknesses in the company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud and it could have a material adverse effect on the company’s business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the Securities and Exchange Commission or The New York Stock Exchange. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s financial statements, which could cause the market price of its common stock to decline or limit the company’s access to other forms of capital.

The Commerce Department may levy substantial fines on the company or may limit its ability to export products.

Under U.S. Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security of the Department of Commerce (“BIS”), licenses or proper license exceptions are required for the shipment of certain U.S. goods and technology to certain countries, including China, India, Russia and other countries in which the company operates. Non-compliance with the Export Administration Regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In September 2004, the company made a preliminary, voluntary disclosure to the BIS advising them that it suspected that its Hong Kong subsidiary, Arrow Asia Pac, Ltd., may have exported or re-exported certain products without the required licenses. The company performed a review of its historical shipments from North America and the Asia/Pacific region to determine the number and nature of any violations. In March 2005, the company advised the BIS that it had identified 28 export or re-export shipments, over a five-year period, that may constitute violations of the EAR. The statutory maximum civil penalty for each violation of the EAR identified is $11,000 for all but two of the shipments in question, which are subject to a higher statutory maximum civil penalty of $120,000 per violation. However, because it is not known whether the BIS will agree with the company’s count or characterization of the violations, and because penalties for such violations may also include export prohibitions or restrictions, it is not possible at this time to determine the extent of the penalties the company may incur. In the event that BIS views these shipments as violations of the EAR, the company could be fined significant sums and/or its export capabilities could be restricted. Such results could have a material adverse effect on the company.

The company relies heavily on its internal information systems which, if not properly functioning, could materially adversely affect the company’s business.

The company’s current global operations reside on four separate technology platforms. Any of these systems are subject to electrical or telecommunications outages, computer hacking or other general system failure. Moreover, the company recently initiated the design of a new global financial system. The implementation and installation of this system will be complicated and will take more than a year to finalize. There is no guarantee that the implementation will be successful or that there will not be integration difficulties that will adversely affect the company’s operations or the accurate recording and reporting of financial data. Failure of its internal information systems or material difficulties in upgrading its global financial system could have material adverse effects on the company’s business.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company’s executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease. The company owns 14 locations throughout the Americas, EMEASA, and the Asia/Pacific region. The company occupies over 270 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.

Item 3. Legal Proceedings.

Wyle Matters

As is discussed in Note 15 of the Notes to Consolidated Financial Statements, in 2000, when the company purchased Wyle Electronics (“Wyle”) from the VEBA Group (“VEBA”), the company assumed Wyle’s then outstanding obligations. Among the obligations the company assumed was Wyle’s 1994 indemnification of the purchasers of one of its divisions, Wyle Laboratories, for costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories. VEBA has since merged with E.ON AG, a large German-based multinational conglomerate.

The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined. As is further discussed at Note 15, the Alabama site is being investigated by the company under the supervision of the Alabama Department of Environmental Management. The company is party to a consent decree, entered in October 2003, with the California Department of Toxic Substance Control regarding the Norco site. In addition, the company has recently received from the owner of a third site related to Wyle, in El Segundo, California, a demand regarding alleged contamination at such site. To date, the company has neither accepted nor rejected responsibility in connection with the site and has no actual knowledge of the nature or scope of any contamination or possible remediation. Investigation at the site is currently under the direction of the Los Angeles Regional Water Quality Board of the California Environmental Protection Agency.

Arrow has been named as a defendant in a suit filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants (including Wyle Laboratories and E.ON AG) under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Wyle Laboratories’ Norco site. Contaminated groundwater and related soil-vapor have been found in certain residential areas adjacent to the site. Characterization of the on- and off-site scope and impact of the contamination, and the design of remedial measures, are on-going. Wyle Laboratories has demanded indemnification from the company in connection with the litigation.

As with the costs of the ongoing investigation and remediation of the Norco and Huntsville, Alabama sites discussed in Note 15 of the Notes to Consolidated Financial Statements, the company believes that any cost or liability which it may incur in connection with the Austin v. Wyle matter, including the defense of the case, is covered by the VEBA indemnifications (except, under the terms of the environmental indemnification, for the first $450,000).

Despite E.ON AG’s acknowledgment of liability under the VEBA contractual indemnities, and a single, partial payment, neither the company’s demand for defense and indemnification in the Austin v. Wyle matter, nor its demand for further indemnification payments have been met. In September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments of indemnified amounts and additional related damages. The case has since been transferred to the United States District Court for the Central District of California, where a motion to reconsider the dismissal of the first complaint has been made and it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. In October 2005, the company filed a related action against E.ON AG in the Frankfurt am Main Regional Court in Germany.

Based on the opinion of counsel in the fourth quarter of 2005, that recovery from E.ON AG of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Wyle sites is deemed probable, the company recorded a $10,338,000 receivable from E.ON AG. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. To date, the cumulative estimate of recoveries have offset estimates of expense.

In connection with the acquisition of Wyle, the company acquired a $4,495,000 tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.

Export and Re-Export Regulations

Due to the international nature of its business, the company and its subsidiaries are subject to the import and export laws of the United States and other countries in which they operate or to which they export.

Under U.S. Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security (“BIS”) of the Department of Commerce, licenses or proper license exceptions are required for the shipment of certain U.S. goods and technology to certain countries in which the company operates. Non-compliance with the regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and seizure of commodities.

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

The company’s submission is currently under review by BIS. The company understands that it is BIS practice following such a review to attempt to achieve a negotiated settlement without formal proceedings, but such negotiations have not yet begun. Nevertheless, based on the information available to the company at this time, the company does not believe that the ultimate resolution of this matter will have a material adverse impact on the company’s financial position, liquidity, or results of operations.

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.

Market Information

The company’s common stock is listed on the New York Stock Exchange (trading symbol: “ARW”). The high and low sales prices during each quarter of 2005 and 2004 were as follows:

Year	High	Low

2005:
Fourth Quarter	$33.39	$28.19
Third Quarter	32.07	27.35
Second Quarter	28.56	21.98
First Quarter	27.79	21.71

2004:
Fourth Quarter	$25.64	$20.85
Third Quarter	26.82	20.65
Second Quarter	29.10	24.48
First Quarter	27.98	22.90

Holders

On February 10, 2006, there were approximately 2,500 shareholders of record of the company’s common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2005 or 2004. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company’s earnings, financial condition, and other relevant factors, including debt covenants.

Item 6. Selected Financial Data.

The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (in thousands except per share data):

For the year ended:	2005 (a)	2004 (b)	2003 (c)	2002 (d)(e)	2001 (d)(f)

Sales	$11,164,196	$10,646,113	$8,528,331	$7,269,799	$9,407,348

Operating income	$480,258	$439,338	$184,045	$167,530	$152,670

Income (loss) from continuing operations	$253,609	$207,504	$25,700	$(862)	$(75,587)

Income (loss) per share from continuing operations
Basic	$2.15	$1.83	$.26	$(.01)	$(.77)

Diluted	$2.09	$1.75	$.25	$(.01)	$(.77)

At year-end:
Accounts receivable and inventories	$3,811,914	$3,470,600	$3,098,213	$2,579,833	$2,762,679
Total assets	6,044,917	5,509,101	5,343,690	4,667,605	5,358,984
Long-term debt	1,138,981	1,465,880	2,016,627	1,807,113	2,441,983
Shareholders’ equity	2,372,886	2,194,186	1,505,331	1,235,249	1,766,461

(a)
Operating income and income from continuing operations include an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) and restructuring charges of $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively). Income from continuing operations also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss of $3.0 million ($.03 per share) on the write-down of an investment.

(b)
Operating income and income from continuing operations include an acquisition indemnification credit, due to a change in estimate, of $9.7 million ($.09 and $.08 per share on a basic and diluted basis, respectively), restructuring charges of $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), an integration credit, due to a change in estimate, of $2.3 million ($1.4 million net of related taxes or $.01 per share), and an impairment charge of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). Income from continuing operations also includes a loss on prepayment of debt of $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively) and a loss of $1.3 million ($.01 per share) on the write-down of an investment.

(c)
Operating income and income from continuing operations include an acquisition indemnification charge, due to a change in estimate, of $13.0 million ($.13 per share), restructuring charges of $38.0 million ($27.1 million net of related taxes or $.27 per share), and an integration charge associated with the acquisition of the Industrial Electronics Division of Agilysys, Inc. of $6.9 million ($4.8 million net of related taxes or $.05 per share). Income from continuing operations also includes a loss on prepayment of debt of $6.6 million ($3.9 million net of related taxes or $.04 per share).

(d)	The disposition of the Gates/Arrow operation in May 2002 was reflected as a discontinued operation.

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

Overview

The company has two business segments: electronic components and computer products. Consolidated sales grew by 4.9% in 2005, compared with the year-earlier period, primarily as a result of continued sales growth in the worldwide components businesses and increased sales in Arrow Enterprise Computing Solutions (“ECS”). The sales growth in the EMEASA (Europe, Middle East, Africa, and South America) components businesses is primarily due to the acquisition of Disway AG (“Disway”) during the third quarter of 2004. The sales growth in the Asia/Pacific components businesses is a result of the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. Sales in the North American Components (“NAC”) businesses remained flat, compared to the year-earlier period. End market demand in North America remained stable throughout 2005 while in Europe the market experienced a relatively small decline. The sales growth in ECS is primarily due to a company initiative to grow certain strategic products such as software, services, and storage in its Enterprise Computing Solutions business.

In December 2005, the company acquired DNSint.com AG (“DNS”). DNS, which is headquartered in Munich, Germany, is a distributor of mid-range computer products in Central, Northern, and Eastern Europe and is one of the largest suppliers of Sun Microsystems, Inc. products in Europe. In 2005, DNS had sales in excess of $400.0 million. The company anticipates that the DNS acquisition will provide additional opportunities to expand its business in this region as the demand for enterprise computing solutions grows globally.

Also in December 2005, the company acquired 70.7% of the common shares of Ultra Source Technology Corp. (“Ultra Source”). Ultra Source, which is headquartered in Taipei, Taiwan, is one of the leading electronic components distributors in Taiwan, and a provider of consumer digital technology with sales offices and distribution centers in Taiwan, Hong Kong, and the People’s Republic of China. In 2005, Ultra Source had sales in excess of $500.0 million. The company anticipates that the Ultra Source acquisition will strengthen its position in Taiwan, which is considered to be an important gateway to the Greater China market.

Net income increased to $253.6 million in 2005, compared with net income of $207.5 million in 2004. The increase in net income is due to the impact of efficiency initiatives reducing operating expenses and lower interest costs as a result of the prepayment of debt. The following items impact the comparability of the company’s results for the years ended December 31, 2005 and 2004:

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005 and $9.7 million in 2004;
•	restructuring charges of $12.7 million ($7.3 million net of related taxes) in 2005 and $11.4 million ($6.9 million net of related taxes) in 2004;
•	an integration credit of $2.3 million ($1.4 million net of related taxes) in 2004;
•	an impairment charge of $10.0 million in 2004;
•	a loss on the prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2005 and $33.9 million ($20.3 million net of related taxes) in 2004; and
•	a loss of $3.0 million and $1.3 million on the write-down of investments in 2005 and 2004, respectively.

Sales

Consolidated sales for 2005 increased $518.1 million or 4.9% compared with 2004. The increase in consolidated sales was driven by an increase of $389.7 million, or 4.8%, in the worldwide electronic components business and an increase of $128.4 million, or 5.0%, in the worldwide computer products business, compared with the year-earlier period.

The growth in the worldwide electronic components business for 2005 was primarily driven by the sales increase in Asia/Pacific of 25.3% and the sales increase in the EMEASA components business of 2.0%, compared to the year-earlier period. The increase in Asia/Pacific sales for 2005, compared with the year-earlier period, was due to the region’s strong market growth coupled with the company’s initiative to expand its product offering and customer base. The sales increase in the EMEASA components businesses for 2005 was primarily due to the acquisition of Disway during 2004. Sales in the NAC businesses remained flat in

2005, when compared with the year-earlier period. End market demand in North America remained stable throughout 2005 while in Europe the market experienced a relatively small decline.

Sales of worldwide computer products increased $128.4 million or 5.0% for 2005, compared with the year-earlier period primarily due to increased sales in North America’s server, storage, software, and manufacturer services group of 12.6% for 2005, compared with the year-earlier period. The increase in sales was partially offset by a decrease in sales of industrial related computer products to original equipment manufacturers (“OEMs”) in North America of 9.9% for 2005, compared with the year-earlier period, primarily due to the company’s decision in early 2005 to terminate certain low-margin customer engagements and lower computer product sales in France.

The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $6.8 million for 2005, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the U.S. dollar, was 4.8% in 2005.

Consolidated sales for 2004 increased $2.1 billion, or 24.8%, compared with 2003. The increase in consolidated sales was driven by an increase of $1.6 billion, or 25.5%, in the worldwide electronic components business and an increase of $478.8 million, or 22.7%, in the worldwide computer products business, compared with the year earlier period.

The growth in the worldwide electronic components business for 2004 was due to increased sales of electronic components in North America, Europe, and the Asia/Pacific region. The growth in the NAC businesses was driven by the strength of demand from the company’s broad customer base, as well as the cyclical upturn that began during 2003 and continued through mid-2004. The second half of 2004 was marked by rational demand and continued cautiousness on the part of customers as product remained readily available. Sales in the EMEASA components businesses for 2004 increased by $619.3 million or 26.1%, compared with the year-earlier period, primarily due to improved customer order patterns, the impact of a weaker U.S. dollar on the translation of the company’s European financial statements, and the completion, during the third quarter of 2004, of the acquisition of Disway. Asia/Pacific sales for 2004 increased by $349.8 million or 42.6%, compared with the year-earlier period, as a result of improved market conditions as well as the company’s initiatives to expand its product offering and customer base.

Sales of worldwide computer products increased by $478.8 million or 22.7% for 2004, compared with the year-earlier period. An estimated $196.6 million of the increase was the result of a change in the business model with the Hewlett Packard Company (“HP”) during February 2004. HP modified its agreement with distributors transforming the relationship from that of an agent to that of a distributor and thereby changing the method of recognizing revenue. Excluding the change related to HP, computer product sales would have increased by 13.4% for 2004. Sales in ECS’ server, storage, software, and manufacturer services group increased by 34.0% for 2004, compared with the year-earlier period, due to a company initiative to grow sales of certain strategic product segments, increased sales of storage and software, as well as increases in the size of the market served by Arrow. Sales of industrial related computer products to OEMs increased by 17.1% for 2004, compared with the year-earlier period. These increases were reduced, in part, by the elimination of sales in the Nordic commodity computer products business, which the company exited during 2003.

The increase in consolidated sales was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $246.3 million for 2004, compared with the year-earlier period, due to a weaker U.S. dollar. The increase in consolidated sales, giving effect to the impact of the U.S. dollar, was 21.3% for 2004.

Gross Profit

The company recorded gross profit of $1.7 billion for 2005 and 2004. The gross profit margin for 2005 decreased by approximately 60 basis points when compared with the year-earlier period. The decrease in gross profit margin is primarily the result of pricing pressures in the marketplace relating to the worldwide electronic components business, and a larger portion of sales mix from Asia/Pacific and the ECS businesses that have lower margins.

The company recorded gross profit of $1.7 billion for 2004, compared with $1.4 billion in the year-earlier period. The increase in gross profit was primarily due to the 24.8% increase in sales in 2004. The gross profit margin for 2004 decreased by approximately 50 basis points when compared with the year-earlier period. The decrease in gross profit margin was primarily the result of pricing pressures in the marketplace relating to the worldwide electronic components business, and a larger portion of sales mix from Asia/Pacific and the ECS businesses that had lower margins. The change in the business model used for the sale of HP products, beginning in the first quarter of 2004, reduced the gross profit margin by approximately 30 basis points but had no impact on gross profit.

Restructuring, Integration, and Other Charges (Credits)

The company recorded total restructuring charges of $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively), $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), and $38.0 million ($27.1 million net of related taxes or $.27 per share) in 2005, 2004, and 2003, respectively. These items are discussed in greater detail below.

Restructurings

In the first quarter of 2005, the company announced that it would take additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50.0 million per annum with $40.0 million realized in 2005. The restructuring charges associated with these 2005 actions total $12.9 million for 2005 and consisted primarily of personnel costs relating to the elimination of approximately 425 positions, or 4% of the prior year-end worldwide total of 11,500 positions, across multiple locations, primarily within the company’s electronic components business segment and shared services function. The majority of the total charge was spent in cash.

The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100.0 million. The restructuring charges associated with these 2004 and 2003 actions total approximately $48.6 million, of which approximately $.8 million, $9.8 million, and $38.0 million were recorded in 2005, 2004, and 2003, respectively. Approximately 85% of the total charge was spent in cash.

As of December 31, 2005, $6.9 million of the previously discussed charges were accrued but unused of which $4.6 million are for personnel costs, $1.9 million are to address remaining facilities commitments, and approximately $.4 million are for other remaining contractual obligations.

Also during 2005, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $1.0 million. During 2004, the company recorded a restructuring charge of $1.6 million related to the 2001 restructuring. As of December 31, 2005, $7.1 million related to the 2001 restructuring was accrued but unused of which $3.6 million is to address remaining real estate lease commitments and $3.5 million primarily relates to the termination of certain customer programs.

Integration

During 2004, the company recorded an integration credit, due to a change in estimate, of $2.3 million ($1.4 million net of related taxes or $.01 per share), which primarily related to the final negotiation of facilities related obligations for numerous acquisitions made prior to 2001.

During 2003, the company incurred integration costs of $18.4 million related to the acquisition of the Industrial Electronics Division (“IED”) of Agilysys, Inc. in 2003. Of the total amount recorded, $6.9 million ($4.8 million net of related taxes or $.05 per share), relating primarily to severance costs for the company’s employees, was expensed and $11.5 million, relating primarily to severance costs for IED employees and professional fees, was recorded as additional cost in excess of net assets of companies acquired.

The integration accrual of $5.8 million, as of December 31, 2005, relates to the acquisition of Disway in 2004 and IED in 2003, as well as numerous acquisitions made prior to 2001, is for remaining contractual obligations.

Restructuring and Integration Summary

The remaining balances of the restructuring and integration accruals aggregate $19.8 million as of December 31, 2005, of which $16.0 million is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $4.7 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

-
The facilities accruals totaling $9.9 million relate to terminated leases with expiration dates through 2010, of which $4.2 million will be paid in 2006. The minimum lease payments for these leases are approximately $2.4 million in 2007, $1.6 million in 2008, $1.0 million in 2009, and $.7 million thereafter.

-
The customer termination accrual of $3.5 million relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1.7 million primarily relates to certain terminated contracts, the majority of which are expected to be utilized over several years.

Acquisition Indemnification

During the first quarter of 2005, Tekelec Europe SA (“Tekelec”), a French subsidiary of the company, entered into a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1.5 million (approximately $2.0 million) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.

In the third quarter of 2003, the company recognized a liability which was recorded as an acquisition indemnification charge, due to a change in estimate, of €11.3 million ($13.0 million or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged activities occurred prior to the company’s purchase of Tekelec from Airtronic in 2000. In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3.4 million in full settlement of this claim. The company recorded an acquisition indemnification credit, due to a change in estimate, of €7.9 million ($9.7 million at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter of 2004 to reduce the liability previously recorded (€11.3 million) to the required level (€3.4 million). In December 2004, Tekelec paid €3.4 million ($4.6 million at the exchange rate prevailing at year-end) in full settlement of this claim.

Impairment

In the fourth quarter of 2004, the company recorded an impairment charge related to costs in excess of net assets of companies acquired of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally related to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

Operating Income

The company recorded operating income of $480.3 million in 2005 as compared with operating income of $439.3 million in 2004. The increase in operating income of $40.9 million is primarily a result of the cost savings realized from restructuring activities and the impact of the impairment charge which only occurred in 2004.

Operating expenses decreased in 2005, compared with 2004, by $24.5 million or 1.9%. This decrease is primarily due to the cost savings resulting from the company’s initiatives to be more efficiently organized, offset, in part, by the impact of the acquisition of Disway in 2004.

The company recorded operating income of $439.3 million in 2004 as compared with operating income of $184.0 million in 2003. The increase in operating income of $255.3 million was primarily a result of higher absolute gross profit dollars due to increased sales in 2004, the cost savings realized from restructuring activities, and the impact of the lower overall acquisition indemnification, restructuring, and integration charges in 2004 compared to 2003 offset, in part, by the impairment charge in 2004.

Operating expenses increased in 2004, compared with 2003, by $46.9 million or 3.8%. This increase was primarily due to the increase in the foreign exchange rates. Variable expenses related to incremental sales were partially offset by the cost savings resulting from the company’s restructuring activities.

Loss on Prepayment of Debt

The company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), and $6.6 million ($3.9 million net of related taxes or $.04 per share) in 2005, 2004, and 2003, respectively. These items are discussed in greater detail below.

During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). The aggregate of these charges, including $1.7 million in cash, are recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2.4 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). The aggregate of these charges, including $28.2 million in cash, were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $36.2 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2003, the company repurchased, through a series of transactions, $169.0 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84.8 million principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share). The aggregate of these charges, including $2.3 million in cash, were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $15.4 million from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

Write-Down of Investments

During 2005, the company recorded a loss of $3.0 million ($.03 per share) for an other-than-temporary decline in the fair value of its investment of Marubun Corporation. During 2004, the company recorded a loss of $1.3 million ($.01 per share) on the write-down of an investment.

Interest Expense

Net interest expense decreased 11.0% in 2005 to $91.8 million, compared with $103.2 million in 2004, primarily as a result of lower debt balances. During 2005, the company prepaid $178.6 million of debt primarily as a result of the generation of cash flow from operations of $402.5 million.

Net interest expense decreased 23.5% in 2004 to $103.2 million, compared with $135.0 million in 2003, primarily as a result of lower debt balances. The company took advantage of its strong liquidity and utilized the cash proceeds from the sale of 13.8 million shares (net proceeds of $312.5 million) of common stock in February 2004, existing cash balances, and cash flow from operations of $187.5 million to prepay $569.8 million of debt in 2004.

Income Taxes

The company recorded an income tax provision of $131.2 million on income before income taxes and minority interest of $385.6 million for 2005 (an effective tax rate of 34.0%) compared with an income tax provision of $96.4 million on income before income taxes and minority interest of $305.0 million (an effective tax rate of 31.6%) for 2004. The income taxes recorded in 2005 are impacted by the previously discussed restructuring charges, acquisition indemnification credit, and write-down of an investment. The income taxes recorded in 2004 were impacted by the previously discussed restructuring charges, integration credit, impairment charge, and write-down of an investment. The acquisition indemnification credit in 2004 did not result in a tax charge. There was no tax benefit provided on the aforementioned write-down of investments in 2005 and 2004 as these capital losses are not currently deductible for tax purposes. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

The company recorded an income tax provision of $96.4 million on income before income taxes and minority interest of $305.0 million for 2004 (an effective tax rate of 31.6%) compared with an income tax provision of $21.2 million on income before income taxes and minority interest of $47.3 million (an effective tax rate of 44.8%) for 2003. The income taxes recorded in 2004 were impacted by the previously discussed items. The income taxes recorded in 2003 were impacted by the previously discussed restructuring charges, integration charge, and the acquisition indemnification charge was not deductible for tax purposes. The company’s income tax provision and effective tax rate was primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income

The company recorded net income of $253.6 million for 2005, compared with $207.5 million in the year-earlier period. Included in the results for 2005 are the previously discussed acquisition indemnification credit of $1.3 million, restructuring charges of $7.3 million, loss on prepayment of debt of $2.6 million, and loss of $3.0 million on the write-down of an investment. Included in the results for 2004 are the previously discussed acquisition indemnification credit of $9.7 million, restructuring charges of $6.9 million, integration credit of $1.4 million, impairment charge of $10.0 million, loss on prepayment of debt of $20.3 million, and loss of $1.3 million on the write-down of an investment.

The company recorded net income of $207.5 million for 2004, compared with $25.7 million in the year-earlier period. Included in the results for 2004 are the previously discussed acquisition indemnification credit of $9.7 million, restructuring charges of $6.9 million, integration credit of $1.4 million, impairment charge of $10.0 million, loss on prepayment of debt of $20.3 million, and loss of $1.3 million on the write-down of an investment. Included in the results for 2003 are the previously discussed acquisition indemnification charge of $13.0 million, restructuring charges of $27.1 million, integration charge of $4.8 million, and loss on prepayment of debt of $3.9 million.

Liquidity and Capital Resources

At December 31, 2005, the company had cash and cash equivalents of $580.7 million. The net amount of cash generated by the company’s operating activities during 2005 was $402.5 million primarily from earnings from operations, adjusted for non-cash items, and the company’s ability to reduce the amount of net working capital required to support sales. The net amount of cash used for investing activities during 2005 was $32.8 million, including $179.0 million for consideration paid for acquired businesses, $33.2 million for various capital expenditures offset, in part, by $158.6 million for net proceeds from the sale of short-term investments and $18.4 million from the sale of facilities. The net amount of cash used for financing activities during 2005 was $88.4 million, primarily reflecting $152.4 million used to repurchase convertible debentures and $27.8 million used to repay 7% senior notes offset by $82.2 million for proceeds from the exercise of stock options and a change in short-term borrowings of $12.0 million. The effect of exchange rate changes on cash was a decrease of $5.9 million.

The net amount of cash provided by operating activities in 2004 was $187.5 million, primarily a result of earnings from operations, adjusted for non-cash items and the net impact of the charges, credits, and losses, partially offset by investments in working capital to support increased sales. The net amount of cash used for investing activities during 2004 was $196.4 million, including $158.6 million for net purchases of short-term investments, $35.0 million for consideration paid for acquired businesses and $23.5 million for various capital expenditures offset, in part, by proceeds of $9.6 million from notes receivable and $10.5 million from the sale of facilities. The net amount of cash used for financing activities during 2004 was $300.6 million, primarily reflecting $329.6 million used to repurchase convertible debentures, $268.4 million used to repay 8.7% senior notes, and a change in short-term borrowings of $40.0 million offset by the net proceeds of $312.5 million from the sale of common stock in February 2004 and $27.9 million from the exercise of stock options. The effect of exchange rate changes on cash was an increase of $2.4 million.

The net amount of cash provided by operating activities in 2003 was $291.6 million, primarily a result of earnings from operations, adjusted for non-cash items and the net impact of the charges, and lower working capital requirements. The net amount of cash used for investing activities in 2003 was $261.5 million, primarily including $231.3 million for consideration paid for acquired businesses and $32.0 million for various capital expenditures. The net amount of cash used for financing activities in 2003 was $96.7 million, primarily reflecting $282.2 million used to repay senior notes and $168.4 million used to repurchase convertible debentures, offset, in part, by the net proceeds of $346.3 million from the June 2003 senior note offering. The effect of exchange rate changes on cash was a decrease of $15.0 million.

Cash Flows from Operating Activities

The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 63.1% and 63.0% at December 31, 2005 and 2004, respectively.

Net cash provided by operating activities increased by $215.0 million in 2005, as compared with the year-earlier period, primarily reflecting the company’s initiatives to manage working capital more efficiently and earnings from operations. Working capital as a percentage of sales was 19.6% in 2005 compared with 20.7% in 2004.

Net cash provided by operating activities decreased by $104.1 million in 2004, as compared with the year-earlier period, primarily due to investments in working capital to support increased sales, partially offset by earnings from operations, adjusted for non-cash items and the net impact of the charges, credits, and losses.

Cash Flows from Investing Activities

On December 30, 2005, the company acquired DNS, a distributor of mid-range computer products in Central, Northern, and Eastern Europe, for a purchase price of $116.2 million. In addition, there was the assumption of $30.6 million in debt. Additional cash purchase consideration may be due if DNS achieves certain specified financial performance targets over the two-year period from January 1, 2006 through December 31, 2007. Such amount is not expected to exceed €12.8 million (approximately $15.2 million at the December 31, 2005 exchange rate). The cash consideration paid, net of cash acquired of $7.5 million, was $108.7 million.

In December 2005, through a series of transactions, the company acquired 70.7% of the common shares of Ultra Source, one of the leading electronic components distributors in Taiwan, for a purchase price of $64.6 million. In addition, Ultra Source had $78.9 million in debt and approximately $19.4 million in cash. The cash consideration paid, net of cash acquired, was $45.2 million.

On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The cash consideration paid was $2.5 million. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and consolidated results of operations.

In July 2004, the company acquired Disway, an electronic components distributor operating in Italy, Germany, Austria, and Switzerland. The company made a final payment of $20.1 million during 2005 relating to this acquisition. The impact of the Disway acquisition was not deemed to be material to the company’s consolidated financial position and consolidated results of operations.

In February 2003, the company acquired substantially all the assets of the IED business. The net consideration paid for this acquisition was $238.1 million, of which approximately $225.9 million was paid during 2003 and $12.2 million was paid during 2004.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. During 2005, the company made payments aggregating $2.5 million to increase its ownership interest in Arrow/Rapac Ltd. from 51% to 74% and in Dicopel US and Dicopel SA (collectively “Dicopel”) to 100%. During 2004, the company made a payment of $.8 million to increase its ownership interest in Dicopel from 70% to 80%. During 2003, the company made payments which aggregated $5.4 million to purchase additional interests in certain of its majority (but less than 100%) owned subsidiaries. If the put or call options on outstanding agreements were exercised at December 31, 2005, such payments would be approximately $.3 million, excluding the payment noted below for the remaining 26% minority interest in Arrow/Rapac Ltd., ($11.0 million at December 31, 2004). As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.

During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s NAC group that supplies custom cable assembly and associated contract manufacturing services. The $1.3 million loss resulting from this sale was reflected as a component of restructuring charges. The impact of this disposition was not deemed to be material to the company’s financial position and consolidated results of operations.

The company received proceeds of $18.4 million and $10.5 million during 2005 and 2004, respectively, on the sale of facilities. The company also received proceeds of $9.6 million from notes receivable in 2004.

Capital expenditures were $33.2 million, $23.5 million, and $32.0 million in 2005, 2004, and 2003, respectively.

In January 2006, the company acquired the remaining 26% minority interest in Arrow/Rapac Ltd. for approximately $3.4 million. This transaction resulted in Arrow/Rapac Ltd. becoming a wholly-owned subsidiary of the company.

On February 15, 2006, the company announced that it signed a definitive agreement to acquire SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions based in Mississauga, Canada. SKYDATA maintains sales offices in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales for 2005 were approximately CDN $50.0 million (U.S. $43.0 million). This transaction is subject to customary closing conditions and is expected to be completed during the first quarter of 2006.

Cash Flows from Financing Activities

During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). These charges total $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1.7 million in cash. As a result of these transactions, net interest expense will be reduced by approximately $2.4 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges total $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), including $28.2 million in cash. As a result of these transactions, net interest expense will be reduced by approximately $36.2 million from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2003, the company repurchased, through a series of transactions, $169.0 million accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3.6 million ($2.2 million net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84.8 million principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share). These charges total $6.6 million

($3.9 million net of related taxes or $.04 per share), including $2.3 million in cash. As a result of these transactions, net interest expense was reduced by approximately $15.4 million from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In October 2005, the company entered into a cross-currency interest rate swap, which has a maturity date of October 2010, for approximately $200.0 million or €168.4 million (“cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2005, the company would expect reduced interest expense of approximately $2.0 million for the period from October 2005 through April 2006 (date that interest will reset). As the notional amount of the cross-currency swap is expected to equal a comparable amount of hedged net assets, no ineffectiveness is expected. The cross-currency swap had a fair value of $.5 million at December 31, 2005 and the related unrealized gain on the net investment hedge was recorded in the “Foreign currency translation adjustment”, which is included in the shareholders’ equity section in the accompanying consolidated balance sheet.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.57% and 6.53% at December 31, 2005 and 2004, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.55% and 3.80% at December 31, 2005 and 2004, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $.4 million and $12.7 million at December 31, 2005 and 2004, respectively.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.77% and 5.81% at December 31, 2005 and 2004, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $4.1 million and $.7 million at December 31, 2005 and 2004, respectively.

In June 2005, the company amended and restated its revolving credit agreement and, among other things, increased the facility size from $450.0 million to $600.0 million. The company had no outstanding borrowings under the revolving credit facility at December 31, 2005 and 2004. The facility fee related to the revolving credit agreement, which matures in June 2010, is .175% per annum.

The company has a $550.0 million asset securitization program (the “program”). At December 31, 2005 and 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, expires in February 2008. In February 2006, the program was renewed with the facility fee reduced to .175%.

In February 2004, the company issued 13.8 million shares of common stock with net proceeds of $312.5 million. The proceeds were used to redeem $208.5 million of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91.9 million accreted value).

In June 2003, the company completed the sale of $350.0 million principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346.3 million were used to repay the previously discussed 8.2% senior notes and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted income by $4.7 million ($2.9 million net of related taxes).

In February 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.3 million accreted value) of its convertible debentures. The pre-tax loss on the redemption aggregated $2.5 million, relating to the write-off of deferred financing costs, and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2006.

Restructuring and Integration Activities

Based on the previously discussed restructuring and integration charges, at December 31, 2005, the company has a remaining accrual of $19.8 million, of which $16.0 million is expected to be spent in cash. The expected cash payments are approximately $9.3 million in 2006, $3.2 million in 2007, $1.7 million in 2008, $1.1 million in 2009, and $.7 million thereafter.

Impact of Governmental Regulation

There are two European Union (“EU”) directives that could have a material impact on the company’s business. The first directive is the Restriction of Certain Hazardous Substances Directive (“RoHs”). Effective July 1, 2006, this directive restricts the distribution of products within the EU containing certain substances, including lead. While the enabling legislation of some EU member countries has not yet been adopted, it is clear that the company will not be able to sell non-RoHS compliant product to most customers who intend to sell their finished goods in the EU after the effective date. Complying with this directive may impose some additional costs and administrative burdens on the company. If the company fails to achieve compliance, including by reason of a delay or failure of its suppliers to comply, the company may be restricted from conducting certain business in the EU, which could adversely affect its results of operations. In addition, some of the company’s inventory contains substances prohibited by the RoHS directive. Upon effectiveness of the RoHS legislation, should the company be unable to sell such inventory to locations which do not have such restrictions, or return it to suppliers, some of that inventory may become unsaleable and, as a result, have to be written off.

The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) which was effective August 13, 2005 in certain EU Member countries. A number of member countries, however, have not yet enacted legislation or delayed their legislation’s effective date. Under WEEE, a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU. To date, there has not been a material impact to the company’s business due to the implementation of WEEE. Since WEEE has only recently been implemented in certain EU member countries and not yet implemented in others, it is unclear what business impact it will have on the company’s operations. Thus, it is difficult to quantify the impact, if any, of WEEE on the company’s financial performance.

Both directives will affect the worldwide electronics and electronic components industries, and collaborative efforts among suppliers, distributors and customers to develop compliant processes are continuing. Pending those developments, the full implementation of existing regulations, and the final enactment of enabling legislation for the remaining EU member countries, it is not possible to estimate the cost of compliance or the costs associated with inventory that could become unsaleable. Also under consideration are similar regulations in other jurisdictions, such as China. The promulgation of policies and procedures geared to comply with these regulations and those described above with regard to the EU, may result in significant costs to the company.

Contractual Obligations

Payments due under contractual obligations at December 31, 2005 were as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
Long-term debt (a)	$268,108	$184,664	$198,983	$751,603	$1,403,358
Interest on long-term debt	82,241	132,847	128,733	403,931	747,752
Capital leases	558	1,403	1,473	855	4,289
Operating leases	52,207	68,785	36,010	38,808	195,810
Purchase obligations (b)	1,373,086	11,373	3,945	608	1,389,012
Other (c)	12,684	7,653	128	-	20,465

	$1,788,884	$406,725	$369,272	$1,195,805	$3,760,686

(a)	Includes convertible debentures of $155.5 million. The company subsequently redeemed these convertible debentures in February 2006.

(b)	Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2005. Most of the company’s inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

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

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2005, the company’s pro-rata share of this debt was $2.5 million. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

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

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales were reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $171.0 million for the nine months ended September 30, 2004 and $151.0 million for the full year 2003.

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

-
It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2005, the company believes it has appropriately accrued for probable contingencies. To the extent the company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the company’s effective tax rate in a given financial statement period could be affected.

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

-
The effective portion of the change in the fair value of the derivative designated as a net investment hedge is recorded in the foreign currency translation adjustment, which is included in the shareholders’ equity section, and any ineffective portion would be recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

-	The company is subject to proceedings, lawsuits, and other claims related to environmental, labor, product, tax, and other matters. The company assesses the likelihood of an adverse judgment or outcomes for these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The required reserves may change in the future due to new developments impacting the probability of a loss, the estimate of such loss, and the probability of recovery of such loss from third parties.

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

-
Shipping and handling costs may be reported as either a component of cost of products sold or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statement of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2005 would decrease from 15.6% to 15.1% with no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. As required, the company has begun to record compensation expense for SBP awards measured at fair value as of January 1, 2006 and currently estimates compensation expense to be in the range of approximately $8.0 million to $8.5 million (net of related taxes) and $.06 to $.08 per share. Statement No. 123R also requires that the benefits of tax deductions in excess of compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. This requirement may result in a reduction of net operating cash flows and an increase of net financing cash flows in periods after adoption. The company is not able to estimate the benefits of such tax deductions for future periods as they depend on, among other things, when employees exercise stock options. The company’s estimate may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. The company has transitioned to Statement No. 123R using the modified prospective application and will continue to utilize the Black-Scholes option-pricing model to value stock options.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia/Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and therefore no exposure exists to hedge with a foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge”. Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2005 and 2004 was $228.4 million and $224.7 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2005 and 2004.

The translation of the financial statements of the non-North American operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $6.8 million and increased operating income of $2.9 million for 2005, compared with the year-earlier periods, based on 2004 sales at the average rate for 2005. Sales and operating income would have decreased by approximately $333.0 million and $12.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2005. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.

The company entered into a cross-currency swap for approximately $200.0 million or €168.4 million to hedge a portion of its net investment in euro denominated net assets. The cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2005, the company would expect reduced interest expense of approximately $2.0 million for the period from October 2005 through April 2006 (date that interest will reset). As the notional amount of the cross-currency swap is expected to equal a comparable amount of hedged net assets, no ineffectiveness is expected. The cross-currency swap had a fair value of $.5 million at December 31, 2005.

Interest Rate Risk

The company’s interest expense, in part, is sensitive to the general level of interest rates in the Americas, Europe, and the Asia/Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed rate and floating rate debt in its total debt portfolio. In addition, the company uses interest rate swaps to manage its targeted mix of fixed and floating rate debt. At December 31, 2005, approximately 57% of the company’s debt was subject to fixed rates and 43% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in 2005. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on invested cash and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 8. Financial Statements and Supplementary Data.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 22, 2006

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2005	2004	2003
Sales	$11,164,196	$10,646,113	$8,528,331

Costs and expenses:
Cost of products sold	9,424,586	8,922,962	7,107,378
Selling, general and administrative expenses	1,200,826	1,219,888	1,117,627
Depreciation and amortization	47,482	54,538	61,410
Acquisition indemnification charge (credit)	(1,672)	(9,676)	13,002
Restructuring charges	12,716	11,391	37,965
Integration charge (credit)	-	(2,323)	6,904
Impairment charge	-	9,995	-

	10,683,938	10,206,775	8,344,286

Operating income	480,258	439,338	184,045

Equity in earnings of affiliated companies	4,492	4,106	4,797

Loss on prepayment of debt	4,342	33,942	6,571

Write-down of investments	3,019	1,318	-

Interest expense, net	91,828	103,201	134,987

Income before income taxes and minority interest	385,561	304,983	47,284

Provision for income taxes	131,248	96,436	21,206

Income before minority interest	254,313	208,547	26,078

Minority interest	704	1,043	378

Net income	$253,609	$207,504	$25,700

Net income per share:
Basic	$2.15	$1.83	$.26

Diluted	$2.09	$1.75	$.25

Average number of shares outstanding:
Basic	117,819	113,109	100,142
Diluted	124,080	124,561	100,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEET
(In thousands)

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$580,661	$305,294
Short-term investments	-	158,600

Total cash and short-term investments	580,661	463,894

Accounts receivable, net	2,316,932	1,984,122
Inventories	1,494,982	1,486,478
Prepaid expenses and other assets	124,899	93,039

Total current assets	4,517,474	4,027,533

Property, plant and equipment at cost:
Land	41,855	40,340
Buildings and improvements	160,012	182,610
Machinery and equipment	426,239	420,455

	628,106	643,405
Less: accumulated depreciation and amortization	(392,641)	(380,422)

Property, plant and equipment, net	235,465	262,983

Investments in affiliated companies	38,959	34,302
Cost in excess of net assets of companies acquired	1,053,266	974,285
Other assets	199,753	209,998

Total assets	$6,044,917	$5,509,101

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,628,568	$1,261,971
Accrued expenses	434,644	395,955
Short-term borrowings, including current portion of long-term debt	268,666	8,462

Total current liabilities	2,331,878	1,666,388

Long-term debt	1,138,981	1,465,880
Other liabilities	201,172	182,647

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2005 and 2004
Issued - 120,286 and 117,675 shares in 2005 and 2004, respectively	120,286	117,675
Capital in excess of par value	861,880	797,828
Retained earnings	1,399,415	1,145,806
Foreign currency translation adjustment	13,308	190,595

	2,394,889	2,251,904
Less: Treasury stock (272 and 1,374 shares in 2005 and 2004, respectively), at cost	(7,278)	(36,735)
Unamortized employee stock awards	(2,395)	(3,738)
Other	(12,330)	(17,245)

Total shareholders’ equity	2,372,886	2,194,186

Total liabilities and shareholders’ equity	$6,044,917	$5,509,101

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$253,609	$207,504	$25,700

Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	47,482	54,538	61,410
Accretion of discount on zero coupon convertible debentures	8,698	16,827	27,906
Amortization of deferred financing costs and discount on notes	3,589	4,796	7,068
Amortization of restricted stock and performance awards	6,953	6,341	5,435
Equity in earnings of affiliated companies	(4,492)	(4,106)	(4,797)
Deferred income taxes	21,920	44,732	12,187
Acquisition indemnification charge (credit)	(1,267)	(9,676)	13,002
Restructuring charges	7,310	6,943	27,144
Loss on prepayment of debt	2,596	20,297	3,930
Write-down of investments	3,019	1,318	-
Integration charge (credit)	-	(1,389)	4,822
Impairment charge	-	9,995	-
Minority interest	704	1,043	378
Change in assets and liabilities, net of effects of acquired businesses and dispositions:
Accounts receivable	(188,235)	(122,882)	(196,860)
Inventories	11,707	(97,083)	46,755
Prepaid expenses and other assets	(17,300)	1,843	4,087
Accounts payable	258,485	11,588	213,251
Accrued expenses	(11,738)	23,423	36,496
Other	(492)	11,454	3,644

Net cash provided by operating activities	402,548	187,506	291,558

Cash flows from investing activities:
Acquisition of property, plant and equipment	(33,179)	(23,516)	(32,046)
Proceeds from sale of facilities	18,353	10,507	-
Cash consideration paid for acquired businesses	(178,998)	(34,979)	(231,288)
Proceeds from notes receivable	1,318	9,627	-
Purchase of short-term investments	(230,456)	(452,587)	-
Proceeds from sale of short-term investments	389,056	293,987	-
Proceeds from sale of discontinued operations	-	-	1,025
Other	1,111	524	763

Net cash used for investing activities	(32,795)	(196,437)	(261,546)

Cash flows from financing activities:
Change in short-term borrowings	11,994	(39,875)	4,774
Change in long-term debt	(2,400)	(3,144)	(2,558)
Repurchase of senior notes	(27,762)	(268,399)	(282,207)
Repurchase of zero coupon convertible debentures	(152,449)	(329,639)	(168,426)
Proceeds from senior note offering	-	-	346,286
Proceeds from common stock offering	-	312,507	-
Proceeds from exercise of stock options	82,176	27,925	5,442

Net cash used for financing activities	(88,441)	(300,625)	(96,689)

Effect of exchange rate changes on cash	(5,945)	2,446	(15,011)

Net increase (decrease) in cash and cash equivalents	275,367	(307,110)	(81,688)
Cash and cash equivalents at beginning of year	305,294	612,404	694,092

Cash and cash equivalents at end of year	$580,661	$305,294	$612,404

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital		Currency		Employee	Other
	at Par	in Excess of	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Par Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2002	$103,878	$510,446	$912,602	$(145,231)	$(91,775)	$(9,377)	$(45,294)	$1,235,249

Net income	-	-	25,700	-	-	-	-	25,700
Translation adjustments	-	-	-	212,277	-	-	-	212,277
Unrealized gain on securities	-	-	-	-	-	-	915	915
Unrealized gain on options	-	-	-	-	-	-	612	612
Minimum pension liability adjustments	-	-	-	-	-	-	19,442	19,442

Comprehensive income								258,946

Exercise of stock options	-	(2,741)	-	-	8,183	-	-	5,442
Tax benefits related to exercise of stock options	-	518	-	-	-	-	-	518
Restricted stock awards, net		(4,890)	-	-	8,798	(3,908)	-	-
Amortization of employee stock awards	-	-	-	-	-	5,184	-	5,184
Other	-	(13)	-	-	(22)	27	-	(8)

Balance at December 31, 2003	$103,878	$503,320	$938,302	$67,046	$(74,816)	$(8,074)	$(24,325)	$1,505,331

Net income	-	-	207,504	-	-	-	-	207,504
Translation adjustments	-	-	-	123,549	-	-	-	123,549
Unrealized gain on securities	-	-	-	-	-	-	6,654	6,654
Unrealized loss on options	-	-	-	-	-	-	(612)	(612)
Minimum pension liability adjustments	-	-	-	-	-	-	1,038	1,038

Comprehensive income								338,133

Issuance of common stock	13,800	298,707	-	-	-	-	-	312,507
Performance awards	-	1,772	-	-	-	-	-	1,772
Exercise of stock options	-	(10,173)	-	-	38,098	-	-	27,925
Tax benefits related to exercise of stock options	-	2,890	-	-	-	-	-	2,890
Restricted stock awards, net	-	119	-	-	-	(119)	-	-
Amortization of employee stock awards	-	-	-	-	-	4,368	-	4,368
Other	(3)	1,193	-	-	(17)	87	-	1,260

Balance at December 31, 2004	$117,675	$797,828	$1,145,806	$190,595	$(36,735)	$(3,738)	$(17,245)	$2,194,186

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY (continued)
(In thousands)

	Common			Foreign		Unamortized
	Stock	Capital		Currency		Employee	Other
	at Par	in Excess of	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Par Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2004	$117,675	$797,828	$1,145,806	$190,595	$(36,735)	$(3,738)	$(17,245)	$2,194,186

Net income	-	-	253,609	-	-	-	-	253,609
Translation adjustments	-	-	-	(177,287)	-	-	-	(177,287)
Unrealized gain on securities	-	-	-	-	-	-	8,457	8,457
Unrealized loss on employee benefit plan assets	-	-	-	-	-	-	(585)	(585)
Minimum pension liability adjustments	-	-	-	-	-	-	(2,957)	(2,957)

Comprehensive income								81,237

Performance awards	-	4,706	-	-	-	-	-	4,706
Exercise of stock options	2,612	51,190	-	-	28,888	-	-	82,690
Tax benefits related to exercise of stock options	-	7,315	-	-	-	-	-	7,315
Restricted stock awards, net	-	333	-	-	600	(933)	-	-
Amortization of employee stock awards	-	-	-	-	-	2,276	-	2,276
Other	(1)	508	-	-	(31)	-	-	476

Balance at December 31, 2005	$120,286	$861,880	$1,399,415	$13,308	$(7,278)	$(2,395)	$(12,330)	$2,372,886

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

Net Investment Hedge

The effective portion of the change in the fair value of the derivative designated as a net investment hedge is recorded in the foreign currency translation adjustment, which is included in the shareholders’ equity section, and any ineffective portion would be recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Investments

Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee of between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records its investments in equity method investees meeting these characteristics as “Investments in affiliated companies” in the accompanying consolidated balance sheet.

All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in “Other assets” in the accompanying consolidated balance sheet. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value, distributions of earnings, and additional investments. If classified as available-for-sale, the company accounts for the changes in the fair value with unrealized gains or losses reflected in the shareholders’ equity section in the accompanying consolidated balance sheet in “Other”. The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the accompanying consolidated balance sheet in “Other”. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2005, the company believes it has appropriately accrued for probable contingencies. To the extent the company were to prevail in matters for which accruals have been established or be required to pay amounts in excess of accruals, the company’s effective tax rate in a given financial statement period could be affected.

Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income

Comprehensive income is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. Comprehensive income consists of foreign currency translation adjustments, unrealized gain on securities, unrealized loss on employee benefit plan assets, unrealized gain (loss) on foreign exchange options, and minimum pension liability adjustments. The unrealized gain on securities are net of any reclassification adjustments for realized loss included in net income. The foreign currency translation adjustments included in comprehensive income have not been tax effected as investments in foreign affiliates are deemed to be permanent.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

If compensation expense for the company’s various stock-based compensation plans (“compensation plans”) had been determined utilizing the fair value method of accounting at the grant dates for awards under the compensation plans in accordance with Statement No. 123, the company’s pro forma net income and basic and diluted net income per share would have been as follows:

	2005	2004	2003
Net income, as reported	$253,609	$207,504	$25,700
Deduct: Impact of stock-based employee compensation expense determined under fair value method for all awards, net of related taxes	(9,100)	(11,073)	(10,020)

Pro forma net income	$244,509	$196,431	$15,680

Net income per share:
Basic-as reported	$2.15	$1.83	$.26

Basic-pro forma	$2.08	$1.74	$.16

Diluted-as reported	$2.09	$1.75	$.25

Diluted-pro forma	$2.01	$1.66	$.16

The estimated weighted average fair value, utilizing the Black-Scholes option-pricing model, at the date of option grant, during 2005, 2004, and 2003 was $11.90, $11.34, and $9.62 per share, respectively. The weighted average fair value was estimated using the following assumptions:

	2005	2004	2003
Expected life (months)	51	52	48
Risk-free interest rate (percent)	4.4	3.3	2.5
Expected volatility (percent)	39	47	55

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

In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales were reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $171,004 for the nine months ended September 30, 2004 and $150,982 for the full year 2003.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $56,629, $57,296, and $42,941 in 2005, 2004, and 2003, respectively.

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

Impact of Recently Issued Accounting Standards

In December 2004, the FASB issued Statement No. 123 (revised 2004), “Share-Based Payment” (“Statement No. 123R”). Statement No. 123R addresses all forms of share-based payment (“SBP”) awards, including, but not limited to, shares issued under stock options, restricted stock, performance shares, and stock appreciation rights. As required, the company has begun to record compensation expense for SBP awards measured at fair value as of January 1, 2006 and currently estimates compensation expense to be in the range of approximately $8,000 to $8,500 (net of related taxes) and $.06 to $.08 per share. Statement No. 123R also requires that the benefits of tax deductions in excess of compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. This requirement may result in a reduction of net operating cash flows and an increase of net financing cash flows in periods after adoption. The company is not able to estimate the benefits of such tax deductions for future periods as they depend on, among other things, when employees exercise stock options. The company’s estimate may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. The company has transitioned to Statement No. 123R using the modified prospective application and will continue to utilize the Black-Scholes option-pricing model to value stock options.

Reclassification

Certain prior year amounts have been reclassified to conform with current year presentation.

2. Acquisitions/Disposition

The following acquisitions have been accounted for as purchase transactions and, accordingly, results of operations have been included in the consolidated results of the company from the dates of acquisition.

2005

On December 30, 2005, the company acquired DNSint.com AG (“DNS”) for a purchase price of $116,224, which included cash acquired as well as acquisition costs. In addition, there was the assumption of $30,638 in debt. Additional cash purchase consideration may be due if DNS achieves certain specified financial performance targets over the two-year period from January 1, 2006 through December 31, 2007. Such amount is not expected to exceed €12,800 (approximately $15,200 at the December 31, 2005

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

exchange rate). DNS, which is headquartered in Munich, Germany, is a distributor of mid-range computer products in Central, Northern, and Eastern Europe and is one of the largest suppliers of Sun Microsystems, Inc. products in Europe. In 2005, DNS had sales in excess of $400,000. The cash consideration paid, net of cash acquired of $7,500, was $108,724.

In December 2005, through a series of transactions, the company acquired 70.7% of the common shares of Ultra Source Technology Corp. (“Ultra Source”) for a purchase price of $64,647 which included cash acquired as well as acquisition costs. In addition, Ultra Source had $78,850 in debt and $19,497 in cash. Ultra Source, which is headquartered in Taipei, Taiwan, is one of the leading electronic components distributors in Taiwan with sales offices and distribution centers in Taiwan, Hong Kong, and the People’s Republic of China. In 2005, Ultra Source had sales in excess of $500,000. The cash consideration paid, net of cash acquired, was $45,150.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the DNS and Ultra Source acquisitions:

Current assets:
Accounts receivable, net	$220,445
Inventories	71,605
Prepaid expenses and other assets	17,957

Total current assets	310,007

Property, plant and equipment, net	13,087
Cost in excess of net assets of companies acquired	129,157
Other assets	1,592

Total assets	453,843

Current liabilities:
Accounts payable	140,655
Accrued expenses	23,240
Short-term borrowings	94,416

Total current liabilities	258,311

Minority interest	20,697
Long-term debt	15,072
Other liabilities	5,889

Total liabilities	299,969

Net consideration paid	$153,874

The preliminary allocation is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the valuation of any identifiable intangible assets acquired through these acquisitions.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2005 acquisitions occurred on January 1 (shares in thousands):

	2005	2004
Sales	$12,138,880	$11,398,095
Net income	257,784	211,078

Net income per share:
Basic	$2.19	$1.87
Diluted	$2.12	$1.78

Average number of shares outstanding:
Basic	117,819	113,109
Diluted	124,080	124,561

The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisitions had occurred as of the beginning of 2005 and 2004 or of those results which may be obtained in the future.

On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and consolidated results of operations.

2004

In July 2004, the company acquired Disway AG (“Disway”), an electronic components distributor in Italy, Germany, Austria, and Switzerland. The impact of the Disway acquisition was not deemed to be material to the company’s financial position and consolidated results of operations.

2003

In February 2003, the company acquired substantially all the assets of the Industrial Electronics Division (“IED”) of Agilysys, Inc. IED was an electronics distributor serving industrial original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”). The net consideration paid for this acquisition was $238,132, of which $225,953 was paid during 2003 and $12,179 was paid during 2004.

Other

During 2005, the company made payments aggregating $2,527 which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in Arrow/Rapac Ltd. from 51% to 74% and in Dicopel US and Dicopel SA (collectively, “Dicopel”) to 100%. During 2004, the company made a payment of $805, which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest, to increase its ownership interest in Dicopel from 70% to 80%. During 2003, the company made payments which aggregated $5,376 to increase its ownership interest in Arrow Components (NZ) Limited to 100%; in Dicopel from 60% to 70%; and in Components Agent (Cayman) Limited to 100%.

In January 2006, the company acquired the remaining 26% minority interest in Arrow/Rapac Ltd. for approximately $3,400. This transaction resulted in Arrow/Rapac Ltd. becoming a wholly-owned subsidiary of the company.

As a result of certain acquisitions, the company may be contractually required to purchase the shareholder interest held by others in its majority (but less than 100%) owned subsidiaries. The payments for such purchases, which are dependent upon the exercise of a put or call option by either party, are based upon a multiple of earnings over a contractually determined period and, in certain instances, capital structure. There are no expiration dates for these agreements. The terms of these agreements generally provide no

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

limitation to the maximum potential future payments; however, in most instances the amount to be paid will not be less than the pro-rata net book value (total assets minus total liabilities) of the subsidiary. If the put or call options on outstanding agreements were exercised at December 31, 2005, such payments would be approximately $300, excluding the payment noted above for the remaining 26% minority interest in Arrow/Rapac Ltd., ($11,000 at December 31, 2004), which would be capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest. As these payments are based on the future earnings of the acquired companies, the amounts will change as the performance of these subsidiaries changes.

Disposition

During the second quarter of 2005, the company closed on the sale of its Cable Assembly business, a business unit within the company’s North American Components group that supplies custom cable assembly and associated contract manufacturing services. The $1,300 loss resulting from this sale was reflected as a component of restructuring charges. The impact of this disposition was not deemed to be material to the company’s financial position and consolidated results of operations.

3. Investments

Affiliated Companies

During 2005, in connection with the acquisition of Ultra Source, the company has acquired several investments with ownership interests ranging between 33% and 45%. The company also has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”), and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

The following tables present the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other investments acquired as a result of the acquisition of Ultra Source at December 31, 2005 and 2004, and the equity in earnings (loss) of affiliated companies for the years ended December 31, 2005 and 2004:

	Investments in		Equity in earnings (loss) of
	affiliated companies		affiliated companies
	2005	2004	2005	2004
Marubun/Arrow	$23,352	$18,841	$4,027	$4,290
Altech Industries	14,675	15,461	500	(184)
Other	932	-	(35)	-

	$38,959	$34,302	$4,492	$4,106

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2005 and 2004, the company’s pro-rata share of this debt was $2,500 and $7,750, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

Investment Securities

The company has a 5% interest in WPG Holdings Co., Ltd. (formerly World Peace Industrial Co., Ltd.) (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.

The company accounts for these investments in accordance with FASB Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and Emerging Issues Task Force (“EITF”) Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under Statement No. 115 and EITF Issue No. 03-1, if the fair value of an

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and evidence indicates that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss.

The fair value of the company’s available-for-sale securities are as follows:

	2005		2004
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$23,065	$10,798
Unrealized holding gain (loss)	12,008	(2,978)	(3,543)	766

Fair value	$32,054	$7,820	$19,522	$11,564

During the second quarter of 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of Marubun had occurred based on various factors including the time period that the investment was below its cost basis and, accordingly, recorded a loss of $3,019 ($.03 per share) on the write-down of this investment.

The fair value of the WPG investment has been below the cost basis for less than twelve months. The company has concluded that an other-than-temporary decline has not occurred based upon its assessment of various factors including the broad worldwide and Asia specific economic factors and publicly available forecasts for sales and earnings growth for WPG and the industry.

During 2004, the company determined that an other-than-temporary decline in the fair value of an investment had occurred and, accordingly, recorded a loss of $1,318 ($.01 per share) on the write-down of this investment.

The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheet and the related net unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

4. Accounts Receivable

The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At December 31, 2005 and 2004, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which expires in February 2008, requires annual renewals of the banks’ underlying liquidity facilities and was renewed in February 2006. The company has not utilized the program since June 2001.

Accounts receivable, net, consists of the following at December 31:

	2005	2004
Accounts receivable	$2,364,008	$2,026,598
Allowance for doubtful accounts	(47,076)	(42,476)

Accounts receivable, net	$2,316,932	$1,984,122

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

5. Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2003	$923,256	$-	$923,256
Acquisitions	34,064	-	34,064
Impairment charge	(9,995)	-	(9,995)
Other (primarily foreign currency translation)	26,960	-	26,960

December 31, 2004	974,285	-	974,285
Acquisitions	27,654	106,909	134,563
Other (primarily foreign currency translation)	(55,582)	-	(55,582)

December 31, 2005	$946,357	$106,909	$1,053,266

In the fourth quarter of 2004, the company recorded an impairment charge related to costs in excess of net assets of companies acquired of $9,995 ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally related to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any other intangible assets subject to valuation.

The company has not completed its valuation of any potential intangible assets created as a result of its 2005 acquisitions and, as a result, is currently undergoing further review of this valuation process.

6. Financial Instruments

Cross-Currency Swap

In October 2005, the company entered into a cross-currency interest rate swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (“cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2005, the company would expect reduced interest expense of approximately $2,000 for the period from October 2005 through April 2006 (date that interest will reset). As the notional amount of the cross-currency swap is expected to equal a comparable amount of hedged net assets, no ineffectiveness is expected. The cross-currency swap had a fair value of $517 at December 31, 2005 and the related unrealized gain on the net investment hedge was recorded in the “Foreign currency translation adjustment”, which is included in the shareholders’ equity section in the accompanying consolidated balance sheet.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2005 and 2004 was $228,422 and $224,652, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2005 and 2004.

Interest Rate Swaps

The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other liabilities” and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheet.

In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.57% and 6.53% at December 31, 2005 and 2004, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.55% and 3.80% at December 31, 2005 and 2004, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $445 and $12,650 at December 31, 2005 and 2004, respectively.

In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.77% and 5.81% at December 31, 2005 and 2004, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $4,053 and $746 at December 31, 2005 and 2004, respectively.

7. Debt

Short-term borrowings consists of the following at December 31:

	2005	2004
Zero coupon convertible debentures	$155,479	$-
Short-term borrowings in various countries	113,187	8,462

	$268,666	$8,462

Short-term borrowings are primarily utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2005 and 2004 were 4.4% and 4.5%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2005	2004
7% senior notes, due 2007	$173,016	$199,480
9.15% senior notes, due 2010	199,984	199,980
6.875% senior notes, due 2013	349,491	349,423
6.875% senior debentures, due 2018	197,404	197,195
7.5% senior debentures, due 2027	197,051	196,911
Zero coupon convertible debentures	-	298,625
Cross-currency swap, due 2010	(517)	-
Interest rate swaps	(3,608)	11,904
Ultra Source bank loan	15,072	-
Other obligations with various interest rates and due dates	11,088	12,362

	$1,138,981	$1,465,880

The 7% senior notes and the 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be prepaid at the option of the company subject to “make whole” clauses.

The estimated fair market value at December 31, as a percentage of par value, is as follows:

	2005	2004
7% senior notes, due 2007	102%	106%
9.15% senior notes, due 2010	114%	121%
6.875% senior notes, due 2013	107%	110%
6.875% senior debentures, due 2018	106%	107%
7.5% senior debentures, due 2027	112%	110%
Zero coupon convertible debentures	55%	53%

The company’s cross-currency swap, interest rate swaps, Ultra Source bank loan, and other obligations approximate their fair value.

Annual payments of borrowings during each of the years 2006 through 2010 are $268,666, $185,126, $941, $805, and $199,651, respectively, and $752,458 for all years thereafter. Included in payments for 2006 are the zero coupon convertible debentures due in 2021, which could have been initially put to the company in February 2006 (“convertible debentures”). In February 2006, the company redeemed these convertible debentures. The pre-tax loss on the redemption aggregated $2,482, relating to the write-off of deferred financing costs, and will be recorded as a loss on prepayment of debt in the consolidated statement of operations during the first quarter of 2006.

In June 2005, the company amended and restated its revolving credit agreement and, among other things, increased the facility size from $450,000 to $600,000. The $600,000 revolving credit facility matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at December 31, 2005 and 2004.

The five-year revolving credit facility and the asset securitization program include terms and conditions which limit the incurrence of additional borrowings, limit the company’s ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2005. The company is currently not aware of any events which would cause non-compliance in the future.

During 2005, the company repurchased, through a series of transactions, $151,845 accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

of related deferred financing costs, aggregated $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26,750 principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1,133 ($677 net of related taxes). These charges total $4,342 ($2,596 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1,697 in cash, and are recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2,381 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

During 2004, the company repurchased, through a series of transactions, $319,849 accreted value of its convertible debentures. The related loss on the repurchase, including the premium paid and the write-off of related deferred financing costs, aggregated $15,021 ($8,982 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges total $33,942 ($20,297 net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), including $28,194 in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $36,200 from the dates of repurchase and/or redemption through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of $312,507. The proceeds were used to redeem $208,500 of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91,873 accreted value).

During 2003, the company repurchased, through a series of transactions, $168,974 accreted value of its convertible debentures. The related loss on the repurchase, including the write-off of related deferred financing costs offset, in part, by the discount on the repurchase, aggregated $3,629 ($2,171 net of related taxes or $.02 per share). Also during 2003, the company repurchased, through a series of transactions, prior to maturity, $84,820 principal amount of its 8.2% senior notes due in October 2003. The premium paid and the related deferred financing costs written-off upon the repurchase of this debt aggregated $2,942 ($1,759 net of related taxes or $.02 per share). These charges total $6,571 ($3,930 net of related taxes or $.04 per share), including $2,318 in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $15,400 from the dates of the repurchases through the earliest maturity date, based on interest rates in effect at the time of the repurchases.

In June 2003, the company completed the sale of $350,000 principal amount of 6.875% senior notes due in 2013. The net proceeds of the offering of $346,286 were used to repay the previously discussed 8.2% senior notes and for general corporate purposes. The additional debt the company carried during the period between the sale of the 6.875% senior notes in June 2003 and the repayment of the 8.2% senior notes in October 2003 negatively impacted income by $4,700 ($2,900 net of related taxes).

The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. Interest expense, net, includes interest income of $13,789, $9,660, and $11,278 in 2005, 2004, and 2003, respectively. Interest paid, net of interest income, amounted to $81,689, $97,367, and $102,221 in 2005, 2004, and 2003, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2005	2004	2003
Current
Federal	$68,759	$3,528	$(582)
State	6,894	3,349	-
Foreign	33,675	44,827	28,485

	109,328	51,704	27,903

Deferred
Federal	73	32,738	(16,093)
State	10,974	6,053	(3,998)
Foreign	10,873	5,941	13,394

	21,920	44,732	(6,697)

	$131,248	$96,436	$21,206

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2005	2004	2003
United States	$230,624	$109,221	$(70,356)
Foreign	154,937	195,762	117,640

Income before income taxes and minority interest	$385,561	$304,983	$47,284

Provision at statutory rate	$134,946	$106,744	$16,550
State taxes, net of federal benefit	11,614	6,111	(2,599)
Foreign effective tax rate differential	(11,839)	(18,912)	611
Capital loss valuation allowance	601	1,966	(3,169)
Other non-deductible expenses	2,808	650	6,032
Other	(6,882)	(123)	3,781

Provision for income taxes	$131,248	$96,436	$21,206

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company’s deferred tax assets and liabilities, included primarily in “Prepaid expenses and other assets”, “Other assets”, and “Other liabilities” in the accompanying consolidated balance sheet, consist of the following at December 31:

	2005	2004
Deferred tax assets:
Goodwill	$9,342	$13,538
Net operating loss carryforwards	54,991	66,793
Capital loss carryforwards	16,998	16,397
Inventory adjustments	33,962	32,780
Allowance for doubtful accounts	10,274	9,909
Accrued expenses	36,394	21,272
Pension costs	8,671	11,291
Integration and restructuring reserves	2,769	2,690
Depreciation	1,154	-

	174,555	174,670
Valuation allowance	(45,081)	(48,660)

Total deferred tax assets	$129,474	$126,010

Deferred tax liabilities:
Goodwill	$(53,815)	$(55,152)
Depreciation	-	(555)
Other	(2,647)	(4,269)

Total deferred tax liabilities	$(56,462)	$(59,976)

Total net deferred tax assets	$73,012	$66,034

At December 31, 2005, certain international subsidiaries had tax loss carryforwards of approximately $177,798 expiring in various years after 2006. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $42,384 as of December 31, 2005 have been recorded with a corresponding valuation allowance of $27,206. In addition a valuation allowance of $877 has been provided against the other deferred tax assets for certain international subsidiaries. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the foreign effective tax rate differential.

At December 31, 2005, the company had a capital loss carryforward of approximately $42,284. This loss will expire through 2010. A full valuation allowance of $16,998 has been provided against the deferred tax asset relating to the capital loss carryforward.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were approximately $876,623 at December 31, 2005. No deferred U.S. federal income taxes have been provided for the undistributed earnings as they are permanently reinvested in the company’s international operations. The company did not repatriate the undistributed earnings of the international subsidiaries under the provisions of the American Jobs Creation Act.

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2005, the company believes it has appropriately accrued for probable contingencies.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Income taxes paid, net of income taxes refunded, amounted to $97,916 and $44,545 in 2005 and 2004, respectively. Income taxes refunded, net of income taxes paid, amounted to $48,967 in 2003.

9. Restructuring, Integration, and Other Charges (Credits)

The company recorded total restructuring charges of $12,716 ($7,310 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively), $11,391 ($6,943 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), and $37,965 ($27,144 net of related taxes or $.27 per share) in 2005, 2004, and 2003, respectively.

Restructurings

In the first quarter of 2005, the company announced that it would take additional actions to better optimize the use of its mainframe, reduce real estate costs, be more efficient in its distribution centers, and to be more productive. These actions are expected to further reduce costs by approximately $50,000 per annum with $40,000 realized in 2005. The restructuring charges associated with these 2005 actions total $12,898 for 2005 and consisted primarily of personnel costs relating to the elimination of approximately 425 positions, or 4% of the prior year-end worldwide total of 11,500 positions, across multiple locations, primarily within the company’s electronic components business segment and shared services function. The majority of the total charge was spent in cash.

The company, during 2004 and 2003, announced a series of steps to make its organizational structure more efficient resulting in annualized savings in excess of $100,000. The restructuring charges associated with these 2004 and 2003 actions total $48,654, of which $859, $9,830, and $37,965 were recorded in 2005, 2004, and 2003, respectively. Approximately 85% of the total charge was spent in cash.

The previously discussed restructuring charges are comprised of the following at December 31, 2005:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2003	$2,696	$4,755	$1,836	$9,287
Additions (a)(b)(c)	9,645	(1,488)	1,673	9,830
Payments (d)	(8,314)	(561)	(999)	(9,874)
Reclassification	272	-	(272)	-
Foreign currency translation	(419)	(133)	(23)	(575)
Non-cash usage	(1,052)	-	(1,844)	(2,896)

December 31, 2004	2,828	2,573	371	5,772
Additions (a)(b)(e)	13,562	(910)	1,105	13,757
Payments (d)	(11,217)	424	(954)	(11,747)
Reclassification	(41)	(25)	66	-
Foreign currency translation	(85)	(133)	-	(218)
Non-cash usage	(407)	-	(240)	(647)

December 31, 2005	$4,640	$1,929	$348	$6,917

(a)
Personnel costs associated with the elimination of approximately 350 positions in 2004 and 425 positions in 2005 across multiple locations, primarily within the company’s electronic components business segment and shared services function.

(b)	Facilities include a gain of $2,914 and $1,463 in 2004 and 2005, respectively, on the sale of facilities.

(c)	Additions of $14,184, offset by adjustments to previous estimates of $4,354, are included in restructuring charges.

(d)	Facilities include cash received in excess of the related net assets on the sale of facilities of $2,914 and $1,463 in 2004 and 2005, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(e)
Additions include one-time restructuring charges of $1,300 resulting from the sale of the company’s Cable Assembly business during the second quarter of 2005 which primarily relate to personnel costs for accrued severance benefits and inventory valuation adjustments.

In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The restructuring charges recorded as of 2005, relating to the 2001 restructuring, total $230,194, which include a restructuring credit of $1,041 recorded in 2005 and a restructuring charge of $1,561 recorded in 2004. As of December 31, 2005, cumulative cash payments of $32,246 ($2,741 in 2005) and non-cash usage of $190,879 were recorded against the accrual. As of December 31, 2005 and 2004, the company had $7,069 and $10,851, respectively, of unused accruals of which $3,596 and $6,774, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,473 and $4,077 at December 31, 2005 and 2004, respectively, primarily relate to the termination of certain customer programs.

Integration

During 2005, the company recorded $2,271 as additional cost in excess of net assets of companies acquired associated with the Disway acquisition.

During 2004, the company recorded an integration credit, due to a change in estimate, of $2,323 ($1,389 net of related taxes or $.01 per share), which primarily related to the final negotiation of facilities related obligations for numerous acquisitions made prior to 2001.

During 2003, the company incurred integration costs of $18,407 related to the acquisition of IED. Of the total amount recorded, $6,904 ($4,822 net of related taxes or $.05 per share), relating primarily to severance costs for the company’s employees, was expensed and $11,503, relating primarily to severance costs for IED employees and professional fees, was recorded as additional cost in excess of net assets of companies acquired.

The integration accrual of $5,768, as of December 31, 2005, relates to the acquisition of Disway in 2004 and IED in 2003, as well as numerous acquisitions made prior to 2001, as follows:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2003	$-	$7,696	$8,979	$16,675
Payments	-	(1,615)	(1,522)	(3,137)
Reclassification	-	(73)	73	-
Reversals (a)	-	(1,593)	(5,794)	(7,387)
Foreign currency translation	-	59	(717)	(658)

December 31, 2004	-	4,474	1,019	5,493
Additions	1,144	984	143	2,271
Payments	(1,105)	(143)	(350)	(1,598)
Reclassification	-	(482)	482	-
Foreign currency translation	(15)	(459)	76	(398)

December 31, 2005	$24	$4,374	$1,370	$5,768

(a)	Represents the reversal of charges to goodwill resulting from changes in estimates, as well as the previously discussed $2,323 credit primarily related to facilities.

Restructuring and Integration Summary

The remaining balances of the restructuring and integration accruals aggregate $19,754 as of December 31, 2005, of which $16,001 is expected to be spent in cash, and will be utilized as follows:

-	The personnel costs accruals of $4,664 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

-
The facilities accruals totaling $9,899 relate to terminated leases with expiration dates through 2010 of which $4,189 will be paid in 2006. The minimum lease payments for these leases are $2,429 in 2007, $1,619 in 2008, $948 in 2009, and $714 thereafter.

-
The customer termination accrual of $3,473 relates to costs associated with the termination of certain customer programs primarily related to services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1,718 primarily relates to certain terminated contracts, the majority of which are expected to be utilized over several years.

The company’s restructuring and integration programs primarily impacted its electronic components business segment and shared services function.

Acquisition Indemnification

During the first quarter of 2005, Tekelec Europe SA (“Tekelec”), a French subsidiary of the company, entered into a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1,510 (approximately $2,000) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1,672 ($1,267 net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.

In the third quarter of 2003, the company recognized a liability which was recorded as an acquisition indemnification charge, due to a change in estimate, of €11,327 ($13,002 or $.13 per share at the 2003 third quarter-end exchange rate) for the full amount of a claim asserted by the French tax authorities relating to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged activities occurred prior to the company’s purchase of Tekelec from Airtronic in 2000. In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3,429 in full settlement of this claim. The company recorded an acquisition indemnification credit, due to a change in estimate, of €7,898 ($9,676 at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively) in the third quarter of 2004 to reduce the liability previously recorded (€11,327) to the required level (€3,429). In December 2004, Tekelec paid €3,429 ($4,648 at the exchange rate prevailing at year-end) in full settlement of this claim.

10. Shareholders’ Equity

The activity in the number of shares outstanding is as follows (in thousands):

	Common		Common
	Stock	Treasury	Stock
	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2002	103,878	3,431	100,447
Restricted stock awards, net of forfeitures	-	(327)	327
Exercise of stock options	-	(306)	306

Common stock outstanding at December 31, 2003	103,878	2,798	101,080
Issuance of common stock	13,800	-	13,800
Exercise of stock options	-	(1,424)	1,424
Other	(3)	-	(3)

Common stock outstanding at December 31, 2004	117,675	1,374	116,301
Restricted stock awards, net of forfeitures	-	(22)	22
Exercise of stock options	2,612	(1,080)	3,692
Other	(1)	-	(1)

Common stock outstanding at December 31, 2005	120,286	272	120,014

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

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one-dollar.

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

11. Net Income Per Share

The following table sets forth the calculation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2005	2004	2003
Net income, as reported	$253,609	$207,504	$25,700
Adjustment for interest expense on convertible debentures, net of tax	5,201	10,063	-

Net income, as adjusted	$258,810	$217,567	$25,700

Weighted average shares outstanding-basic	117,819	113,109	100,142
Net effect of various dilutive stock-based compensation awards	1,355	1,595	775
Net effect of dilutive convertible debentures	4,906	9,857	-

Weighted average shares outstanding-diluted	124,080	124,561	100,917

Net income per share:
Basic	$2.15	$1.83	$.26

Diluted (a)	$2.09	$1.75	$.25

(a)
The effect of options to purchase 1,040, 5,887, and 7,724 shares for the years ended December 31, 2005, 2004, and 2003, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive. Net income per diluted share for the year ended December 31, 2003 excludes the effect of 16,853 shares related to convertible debentures as they were anti-dilutive.

12. Employee Stock Plans

Omnibus Plan

During 2004, the company adopted the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Plan”), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the 1999 CEO Bonus Plan (collectively the “Prior Plans”). The Plan broadens the array of equity

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

alternatives available to the company when designing compensation incentives. The Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company’s Board of Directors (the “compensation committee”) determines the vesting requirements, termination provision, and the term of the award for any awards under the Plan when such awards are issued.

Under the terms of the Plan, a maximum of 8,300,000 shares of common stock may be awarded, subject to adjustment, that included 4,096,869 new shares and 4,203,131 shares that were available under the Prior Plans. There were 5,592,657 and 6,945,155 shares available for grant under the Plan as of December 31, 2005 and 2004, respectively. Shares currently subject to awards granted under the Prior Plans which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.

After adoption of the Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees, subsidiaries, and affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options granted under the Prior Plans become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the years ended December 31:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	2005	Price	2004	Price	2003	Price
Options outstanding at beginning of year	10,812,661	$23.83	11,334,478	$22.96	10,569,096	$22.94
Granted (a)	1,324,900	31.83	1,292,850	26.88	1,611,900	22.46
Exercised	(3,692,757)	22.39	(1,424,670)	19.60	(305,999)	17.79
Forfeited	(458,052)	24.87	(389,997)	24.09	(540,519)	24.01

Options outstanding at end of year	7,986,752	25.77	10,812,661	23.83	11,334,478	22.96

Prices per share of options outstanding	$12.18 - $41.25		$12.18 - $41.25		$11.94 - $41.25

(a)	The company awarded options under the Plan in respect of 2005 and 2004 and under the Prior Plans in respect of 2003.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted	Weighted		Weighted
Maximum		Average	Average		Average
Exercise	Number	Remaining	Exercise	Exercise	Exercise
Price	Outstanding	Contractual Life	Price	Exercisable	Price
$20	1,121,890	76 months	$14.12	521,745	$14.72
25	1,603,123	77 months	23.57	730,274	22.36
30	3,020,271	76 months	26.52	1,586,458	26.23
35+	2,241,468	82 months	32.16	948,843	32.39

All	7,986,752	78 months	25.77	3,787,320	25.44

Performance Shares

The compensation committee, subject to the terms and conditions of the Plan, may grant performance unit and/or performance share awards. Performance unit awards have an initial value that is determined by the compensation committee at the fair market value of the stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the compensation committee are met. The performance goals and periods may vary from participant to participant, group-to-group, and time-to-time. The company awarded 272,600 performance shares to 89 employees for the performance period 2005 to 2008. The company awarded 250,800 performance shares to 90 employees for the performance period 2004 to 2006. The performance shares will be delivered in common stock at the end of the three-year period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. During 2005, additional awards of 6,153 performance shares were made to 18 employees for up to a two-year period. There were cancellations of 41,750 and 2,150 performance shares during 2005 and 2004, respectively. Compensation expense is measured as the difference between the aggregate market value of the outstanding performance shares and the aggregate initial value granted over the service period. This expense is remeasured at intrinsic value until the performance shares are earned.

Restricted Stock

Subject to the terms and conditions of the Plan, the compensation committee may grant shares of restricted stock and/or restricted stock units. Restricted stock units are similar to restricted stock except that no shares are actually awarded to the participant on the date of grant. Shares of restricted stock and/or restricted stock units awarded under the Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement (and in the case of restricted stock units until the date of delivery or other payment). Shares awarded under the Prior Plans become free of forfeiture restrictions (i.e., vest) generally over a four-year period. The company awarded 42,000 shares of common stock to 5 employees in 2005 and 72,000 shares of common stock to 70 employees in respect of 2003. The company did not award any shares of common stock in 2004.

Forfeitures of shares awarded under the Plan during 2005, 2004, and 2003 were 19,516, 17,044, and 48,313, respectively. The aggregate market value of outstanding awards under the Plan at the respective dates of award is amortized over the vesting period, and the unamortized balance is included in shareholders’ equity as unamortized employee stock awards.

Non-Employee Director Awards

The company’s Board of Directors (the “Board”) shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors receive annual awards of restricted stock units valued at $40. There were 13,417 restricted stock units issued to non-employee directors in 2005. The restricted stock units will vest one year from date of grant and are subject to further restrictions until one year from the director’s separation from the Board. All restricted stock units are settled in common stock after the restriction period. Unless a non-employee director gives notice setting forth a different percentage, 50% of each directors annual retainer fee will be deferred and converted into units based on the fair market value of the company’s stock as of the date it would have been payable. Upon a non-employee director’s retirement from the Board, each unit in their deferral account will be converted back into cash at the then current fair market value of a share of company stock. There were 6,479 restricted stock units issued related to the non-employee director deferral in 2005.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company’s common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company’s common stock for the benefit of participating employees. Contributions to the plan for 2005, 2004, and 2003 amounted to $9,462, $10,446, and $10,337, respectively.

13. Employee Benefit Plans

Defined Contribution Plan

The company has a defined contribution plan for eligible employees which qualifies under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,174, $8,690, and $8,700 in 2005, 2004, and 2003, respectively. Certain foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions hereunder which amounted to $3,422, $3,210, and $2,981 in 2005, 2004, and 2003, respectively.

Supplemental Executive Retirement Plans

The company maintains an unfunded Supplemental Executive Retirement Plan (the “SERP”) under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 24 current and former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the SERP.

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

The accumulated benefit obligation at December 31, 2005 and 2004 was $36,779 and $36,559, respectively, and is included in “Other liabilities” in the accompanying consolidated balance sheet. The assumptions utilized in determining this amount include a discount rate of 5.5% and a wage assumption of 5.0% in 2005 and 2004.

Wyle Electronics (“Wyle”) also sponsored an unfunded supplemental executive retirement plan (“Wyle SERP plan”) for certain of its executives. Benefit accruals for the Wyle SERP plan were frozen as of December 31, 2000. The benefit obligation at December 31, 2005 and 2004 was $7,830 and $7,886, respectively, and is included in “Other liabilities” in the accompanying consolidated balance sheet. The assumptions utilized in determining this amount include a discount rate of 5.5% and 5.75% in 2005 and 2004, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Expenses relating to the plans were $5,959, $5,669, and $5,017 for the years ended December 31, 2005, 2004, and 2003, respectively.

Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company’s employee stock ownership plan. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2005	2004
Accumulated benefit obligation	$100,717	$95,218

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$95,218	$89,103
Interest cost	5,375	5,412
Actuarial loss	5,012	5,347
Benefits paid	(4,888)	(4,644)

Projected benefit obligation at end of year	$100,717	$95,218

Changes in plan assets:
Fair value of plan assets at beginning of year	$77,649	$75,256
Actual return on plan assets	4,346	7,037
Benefits paid	(4,888)	(4,644)

Fair value of plan assets at end of year	$77,107	$77,649

Funded status of the plan:
Funded status	$(23,610)	$(17,569)
Unamortized net loss	31,063	25,356

Net amount recognized	$7,453	$7,787

Components of net periodic pension cost:
Interest cost	$5,375	$5,412
Expected return on plan assets	(6,404)	(6,204)
Amortization of unrecognized net loss	1,363	1,066

Net periodic pension cost	$334	$274

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	6.25%
Expected return on plan assets	8.50%	8.50%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. The company reduced the assumed discount rate in 2005 to reflect overall market conditions. The expected return on plan assets is based on current and expected asset

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

allocations, historical trends, and expected returns on plan assets. Based upon the above factors and the long-term nature of the returns, the company did not change the 2005 assumption from prior year. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Based upon the performance of plan assets, the company does not anticipate a contribution to this plan in 2006.

Benefit payments are expected to be paid as follows:

2006	$5,295
2007	5,422
2008	5,597
2009	5,745
2010	5,850
2011 through 2015	30,645

The plan asset allocations at December 31 are as follows:

	2005	2004
Equities	54%	57%
Fixed income	44	42
Cash	2	1

	100%	100%

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

Minimum pension liability adjustments are required to recognize a liability equal to the unfunded accumulated benefit obligation. At December 31, 2005 and 2004, the company had accumulated additional minimum pension liabilities of $36,377 and $32,721, respectively, related to the SERP plan, Wyle SERP plan, and the defined benefit plan, which are recorded in “Other liabilities” in the accompanying consolidated balance sheet. At December 31, 2005 and 2004, the accumulated additional minimum pension liabilities are offset by an intangible asset included in “Other assets” of $3,578 and $4,866, respectively, and an accumulated other comprehensive loss of $32,799 and $27,855, respectively, included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet. In addition, the company recognized deferred tax assets of $13,185 and $11,198 at December 31, 2005 and 2004, respectively, related to the accumulated other comprehensive loss included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheet.

14. Lease Commitments

The company leases certain office, distribution, and other property under noncancelable operating leases expiring at various dates through 2053. Rental expense under noncancelable operating leases, net of sublease income, amounted to $54,286, $65,942, and $62,985 in 2005, 2004, and 2003, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company are as follows:

2006	$46,733
2007	37,143
2008	27,700
2009	20,995
2010	13,159
Thereafter	38,808

Minimum rental commitments for leases related to facilities closed as a result of the integration of acquired businesses and restructuring of the company are as follows:

2006	$5,474
2007	2,409
2008	1,533
2009	1,211
2010	645
Thereafter	-

15. Contingencies

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

The product liability claim was the subject of a French legal proceeding started by the claimant in 2002 under which separate determinations are made as to whether the products were defective and the amount of damages sustained by the purchaser. The manufacturer of the product also participated in this proceeding. The report of the experts appointed by the French court has now been finalized and concludes, based on certain assumptions as indicated by the experts, that the products were defective and caused damages in the amount of €3,742. The claimant has not yet commenced any legal action against Tekelec or the manufacturer to recover damages. The amount of damages, if any, for which Tekelec will ultimately be held liable cannot be ascertained at this time.

In February 2005, a French Court of Appeals entered a final order limiting the payment to the former employees to €200, which was the amount Tekelec had previously paid to those employees.

In February 2005, Tekelec entered into a settlement agreement with Airtronic pursuant to which Airtronic paid €1,510 (approximately $2,000) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The terms of the settlement reflected the company’s concerns about Airtronic’s ability to fulfill its indemnification obligations under the purchase agreement,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

particularly in light of the significant claims that have been brought against Airtronic by the French tax authorities.

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

The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined. The company has recently received and is reviewing a demand regarding alleged contamination at a third site related to Wyle Laboratories, in El Segundo, California. To date, the company has neither accepted nor rejected responsibility in connection with the site and has no actual knowledge of the nature or scope of any contamination or possible remediation.

Characterization of the extent of contaminated groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,100 has been spent to date. However, the complete scope of the characterization effort, the design of any remedial action, and the ultimate cost of the project are all as yet unknown.

Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is currently under way. The company currently estimates that additional cost of remediation under the Removal Action Work Plan ranges from $200 to $1,000. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $722. Several work plans/technical memos for additional onsite remediation activities were submitted to the DTSC in late 2005 and are expected to be approved. It is estimated the cost of implementing these work plans/technical memos is $600.

Even as the above-referenced remedial activities are underway, investigation and characterization of the Norco site continue. The company currently estimates the cost of completing work under the Remedial Investigation Work Plan, approved by the DTSC in March 2005, at $400. A series of additional work plans and technical memoranda were submitted to the DTSC during late 2005 for additional onsite and offsite characterization activities. Most of these plans have been approved and the others are expected to be approved. It is estimated that the cost of implementing these plans is $2,200.

The complete scope of work under the consent decree, however, is not yet known. Contaminated groundwater and related soil-vapor have been found in residential areas immediately adjacent to the site, and further characterization of the on- and off-site impacts and the design of remedial measures are on-going. Accordingly, the associated costs have not yet been determined.

In addition, the company has been named as a defendant in a suit filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. The company believes that any cost which it may incur in connection with environmental conditions at the Wyle Laboratories sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), which arose out of the company’s purchase of Wyle from VEBA.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites and in connection with the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities. In September 2005, the most recent period for which information is publicly available, E.ON AG reported net income of €6,399,000 (approximately $8,100,000 at the September 2005 average exchange rate), cash provided by operating activities of €4,819,000 (approximately $6,100,000 at the September 2005 average exchange rate), and assets of €119,647,000 (approximately $144,200,000 at the September 30, 2005 exchange rate).

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

Also included in the United States District Court action against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle, in the amount of $8,729 for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount have not been kept.

Based on the opinion of counsel in the fourth quarter of 2005 that recovery from E.ON AG of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Wyle sites is deemed probable, the company recorded a $10,338 receivable from E.ON AG. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. To date, the cumulative estimate of recoveries have offset estimates of expense.

In connection with the acquisition of Wyle, the company acquired a $4,495 tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.

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

16. Segment and Geographic Information

The company is engaged in the distribution of electronic components to OEMs and CMs and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the company’s Arrow Enterprise Computing Solutions group together with UK Microtronica, ATD (in Spain), Arrow Computer Products (in France), and Nordic Microtronica (prior to September 30, 2003).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Sales, operating income (loss), and total assets, by segment, are as follows:

	Electronic	Computer
	Components	Products	Corporate		Total
2005
Sales to external customers	$8,448,218	$2,715,978	$-		$11,164,196
Operating income (loss)	422,384	159,829	(101,955	)(a)	480,258
Total assets	4,432,722	971,770	640,425		6,044,917

2004
Sales to external customers	$8,058,541	$2,587,572	$-		$10,646,113
Operating income (loss)	419,380	125,234	(105,276	)(b)	439,338
Total assets	4,312,345	747,777	448,979		5,509,101

2003
Sales to external customers	$6,419,537	$2,108,794	$-		$8,528,331
Operating income (loss)	237,930	78,180	(132,065	)(c)	184,045
Total assets	3,888,120	678,353	777,217		5,343,690

(a)	Includes an acquisition indemnification credit of $1,672 and restructuring charges of $12,716.

(b)	Includes an acquisition indemnification credit of $9,676, restructuring charges of $11,391, an integration credit of $2,323, and an impairment charge of $9,995.

(c)	Includes an acquisition indemnification charge of $13,002, restructuring charges of $37,965, and an integration charge of $6,904.

Sales, by geographic area, for the years ended December 31 are as follows:

	2005	2004	2003
Americas (d)	$6,337,613	$6,117,587	$4,928,316
EMEASA	3,360,643	3,358,333	2,779,667
Asia/Pacific	1,465,940	1,170,193	820,348

	$11,164,196	$10,646,113	$8,528,331

(d)	Included in sales for the Americas related to the United States is $5,879,863, $5,734,890, and $4,616,228 in 2005, 2004, and 2003, respectively.

Total assets, by geographic area, at December 31 are as follows:

	2005	2004	2003
Americas (e)	$3,417,448	$2,690,463	$2,956,478
EMEASA	1,973,731	2,264,225	1,967,229
Asia/Pacific	653,738	554,413	419,983

	$6,044,917	$5,509,101	$5,343,690

(e)	Included in total assets for the Americas related to the United States is $3,310,221, $2,586,834, and $2,787,141 in 2005, 2004, and 2003, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Quarterly Financial Data (Unaudited)

A summary of the company’s consolidated quarterly results of operations are as follows:

	First			Second			Third			Fourth
	Quarter			Quarter			Quarter			Quarter
2005
Sales	$2,726,871			$2,767,547			$2,710,168			$2,959,610
Gross profit	432,229			441,333			419,256			446,792
Net income	57,191	(b	)	58,449	(c	)	63,523	(d	)	74,446	(e	)

Net income per share (a):
Basic	$.49	(b	)	$.50	(c	)	$.54	(d	)	$.62	(e	)
Diluted	.47	(b	)	.48	(c	)	.52	(d	)	.60	(e	)

2004
Sales (f)	$2,625,958			$2,678,290			$2,619,143			$2,722,722
Gross profit	423,220			451,034			420,163			428,734
Net income	29,525	(g	)	66,859	(h	)	63,397	(i	)	47,723	(j	)

Net income per share (a):
Basic	$.28	(g	)	$.58	(h	)	$.55	(i	)	$.41	(j	)
Diluted	.27	(g	)	.55	(h	)	.52	(i	)	.40	(j	)

(a)
Quarterly net income per share is calculated using the weighted average number of shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted average number of shares outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year.

(b)
Includes an acquisition indemnification credit ($1,267 net of related taxes or $.01 per share on a basic basis), a restructuring charge ($2,533 net of related taxes or $.02 per share), and a loss on prepayment of debt ($212 net of related taxes).

(c)
Includes a restructuring charge ($2.925 net of related taxes or $.02 per share), a loss on prepayment of debt ($1,035 net of related taxes or $.01 per share), and a loss on the write-down of an investment ($3,019 or $.03 per share).

(d)	Includes a restructuring gain ($442 net of related taxes or $.01 per share) and a loss on prepayment of debt ($672 net of related taxes or $.01 per share).

(e)	Includes a restructuring charge ($2,294 net of related taxes or $.03 per share) and a loss on prepayment of debt ($677 net of related taxes).

(f)
In the fourth quarter of 2004, based upon an evaluation of its business and accounting practices, the company determined that revenue related to the sale of service contracts should more appropriately be classified on an agency basis rather than a gross basis. While this change reduced reported sales and cost of sales, it had no impact on gross profit, operating income, net income, cash flow, or the balance sheet. All prior period sales and cost of sales were reclassified to present the revenue related to the sale of service contracts on an agency basis. Sales and cost of sales were reduced by $49,500, $71,946, and $49,558 in the first, second, and third quarters of 2004, respectively, and by $33,193, $38,594, $31,894, and $47,301 in the first, second, third, and fourth quarters of 2003, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(g)
Includes a restructuring charge ($6,495 net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($14,191 net of related taxes or $.13 and $.12 per share on a basic and diluted basis, respectively).

(h)
Includes a net restructuring gain ($1,914 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss on prepayment of debt ($4,216 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively).

(i)
Includes an acquisition indemnification credit ($9,676 or $.09 and $.08 per share on a basic and diluted basis, respectively), a restructuring charge ($175 net of related taxes), a loss on prepayment of debt ($545 net of related taxes or $.01 per share), and a loss on investment ($1,318 or $.01 per share).

(j)
Includes a restructuring charge ($2,187 net of related taxes or $.02 per share), an integration credit ($1,389 net of related taxes or $.01 per share), an impairment charge ($9,995 or $.09 and $.08 per share on a basic and diluted basis, respectively), and a loss on prepayment of debt ($1,345 net of related taxes or $.01 per share).

18. Subsequent Event (Unaudited)

On February 15, 2006, the company announced that it signed a definitive agreement to acquire SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions based in Mississauga, Canada. SKYDATA maintains sales offices in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales were approximately CDN $50,000 (U.S. $43,000) for 2005. This transaction is subject to customary closing conditions and is expected to be completed during the first quarter of 2006.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2005 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.

Management’s Report on Internal Control Over Financial Reporting

The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2005 and concluded that it is effective.

The company acquired DNSint.com AG (“DNS”) on December 30, 2005 and Ultra Source Technology Corp. (“Ultra Source”) on December 7, 2005, and has excluded DNS and Ultra Source from its assessment of, and conclusion on, the effectiveness of the company’s internal control over financial reporting. DNS and Ultra Source accounted for less than one percent of the company’s consolidated net sales for the year ended December 31, 2005 and 5.5% of the company’s consolidated total assets as of December 31, 2005, excluding $129.2 million of cost in excess of net assets of companies acquired which was recorded as a result of the DNS and Ultra Source acquisitions.

The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of such controls as of December 31, 2005, as stated in their report which is included herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arrow Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of DNSint.com AG (“DNS”) and Ultra Source Technology Corp. (“Ultra Source”), which are included in the 2005 consolidated financial statements of Arrow Electronics, Inc. and constituted less than one percent of consolidated net sales for the year ended December 31, 2005 and 5.5% of consolidated total assets as of December 31, 2005, excluding $129.2 million of cost in excess of net assets acquired which was recorded as a result of the DNS and Ultra Source acquisitions. Our audit of internal control over financial reporting of Arrow Electronics, Inc. also did not include an evaluation of the internal control over financial reporting of DNS and Ultra Source.

In our opinion, management’s assessment that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated February 22, 2006 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 22, 2006

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

See “Executive Officers” in Part I of this annual report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 are hereby incorporated herein by reference.

Information about the company’s audit committee financial experts set forth under the heading “Committees of the Board” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 is hereby incorporated herein by reference.

Information about the company’s code of ethics governing the Chief Executive Officer, Chief Financial Officer and Controller, known as the “Finance Code of Ethics”, as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics” is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.

Information about the company’s “Corporate Governance Guidelines” and written committee charters for the company’s Audit Committee, Compensation Committee, and Corporate Governance Committee is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.

Item 11. Executive Compensation.

The information set forth under the heading “Executive Compensation and Other Matters” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 is hereby incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 and is hereby incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

The information required by Item 13 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 and is hereby incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information set forth under the heading “Principal Accounting Firm Fees” in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2006 is hereby incorporated herein by reference.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:

		Page
1.	Financial Statements.

	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	32

	Consolidated Statement of Operations for the years ended December 31, 2005, 2004, and 2003	33

	Consolidated Balance Sheet as of December 31, 2005 and 2004	34

	Consolidated Statement of Cash Flows for the years ended December 31, 2005, 2004, and 2003	35

	Consolidated Statement of Shareholders’ Equity for the years ended December 31, 2005, 2004, and 2003	36

	Notes to Consolidated Financial Statements	38

2.	Financial Statement Schedule.	81

	Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits.

	See index of Exhibits included on pages 73 – 80.

INDEX OF EXHIBITS

Exhibit
Number	Exhibit

2(a)
Shareholder’s Agreement, dated as of October 10, 1991, among EDI Electronics Distribution International B.V., Giorgio Ghezzi, Germano Fanelli, and Renzo Ghezzi (incorporated by reference to Exhibit 2(f)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1993, Commission File No. 1-4482).

2(b)
Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec (incorporated by reference to Exhibit 2(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

2(c)
Agreement for Sale and Purchase of Shares of Jakob Hatteland Electronic AS, dated as of April 20, 2000, between Jakob Hatteland Holding AS, Jakob Hatteland, and Arrow Electronics, Inc. (incorporated by reference to Exhibit 2(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

2(d)
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

2(e)
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

2(f)
Agreement for Sale and Purchase of Shares of DNSint.com AG, dated as of October 26, 2005, by and between the company and the Sellers referred to therein (incorporated by reference to Exhibit 2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. Commission File No. 1-4482).

3(a)(i)
Restated Certificate of Incorporation of the company, as amended (incorporated by reference to Exhibit 3(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 1994, Commission File No. 1-4482).

3(a)(ii)
Certificate of Amendment of the Certificate of Incorporation of Arrow Electronics, Inc., dated as of August 30, 1996 (incorporated by reference to Exhibit 3 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1996, Commission File No. 1-4482).

3(a)(iii)
Certificate of Amendment of the Restated Certificate of Incorporation of the company, dated as of October 12, 2000 (incorporated by reference to Exhibit 3(a)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

3(b)(i)	By-Laws of the company, as amended (incorporated by reference to Exhibit 3(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

Exhibit
Number	Exhibit

3(b)(ii)
Amended Corporate By-Laws dated July 29, 2004 (incorporated by reference to Exhibit 3(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

4(a)(i)
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

4(a)(ii)
First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(b) to the company’s Current Report on Form 8-K dated June 30, 1989, Commission File No. 1-4482).

4(a)(iii)
Second Amendment, dated June 8, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

4(a)(iv)
Third Amendment, dated July 19, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

4(a)(v)
Fourth Amendment, dated August 26, 1991, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(i)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 1991, Commission File No. 1-4482).

4(a)(vi)
Fifth Amendment, dated February 25, 1998, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 7 to the company’s Current Report on Form 8-A/A dated March 2, 1998, Commission File No. 1-4482).

4(b)(i)
Indenture, dated as of January 15, 1997, between the company and the Bank of Montreal Trust Company, as Trustee (incorporated by reference to Exhibit 4(b)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

4(b)(ii)
Officers’ Certificate, as defined by the Indenture in 4(b)(i) above, dated as of January 22, 1997, with respect to the company’s $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

4(b)(iii)
Officers’ Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incorporated by reference to Exhibit 4(b)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

4(b)(iv)
Officers’ Certificate, as defined by the indenture in 4(b)(i) above, dated as of January 15, 1997, with respect to the $250,000,000 6.45% Senior Notes due 2003, dated October 21, 1998 (incorporated by reference to Exhibit 4(b)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

Exhibit
Number	Exhibit

4(b)(v)
Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K dated March 12, 2001, Commission File No. 1-4482).

4(b)(vi)
Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

4(b)(vii)
Supplemental Indenture, dated as of March 11, 2005, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(a)
Arrow Electronics Savings Plan, as amended and restated on March 7, 2005 (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2005, Commission File No. 1-4482).

10(b)
Wyle Electronics Retirement Plan, as amended and restated on March 17, 2003 (incorporated by reference to Exhibit 10(b) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(c)
Arrow Electronics Stock Ownership Plan, as amended and restated on March 7, 2005 (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended April 1, 2005, Commission File No. 1-4482).

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan as of May 27, 2004 (incorporated by reference to Exhibit 10(d) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(d)(ii)
Form of Stock Option Award Agreement (Senior Management) under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K dated June 23, 2005, Commission File No. 1-4482).

10(d)(iii)
Form of Stock Option Award Agreement (Other) under 10(d)(i) above (incorporated by reference to Exhibit 10-1 to the company’s Current Report on Form 8-K dated June 23, 2005, Commission File No. 1-4482).

10(d)(iv)
Form of Performance Share Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K dated August 31, 2005, Commission File No. 1-4482).

10(d)(v)
Form of Restricted Stock Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K dated September 14, 2005, Commission File No. 1-4482).

10(e)(i)
Arrow Electronics, Inc. Stock Option Plan, as amended and restated, effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(e)(ii)
Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(f)
Restricted Stock Plan of Arrow Electronics, Inc., as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(e)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(g)
2002 Non-Employee Directors Stock Option Plan as of May 23, 2002 (incorporated by reference to Exhibit 10(f) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(h)	Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the Company’s Registration Statement on Form S-8, Registration No. 333-45631).

10(i)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2002 (incorporated by reference to Exhibit 10(h) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)	Arrow Electronics, Inc. Executive Deferred Compensation Plan as of October 1, 2004.

10(k)(i)
Consulting Agreement, dated as of December 15, 2003 between the company and Robert E. Klatell (incorporated by reference to Exhibit 10(i)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(ii)
Form of agreement between the company and the employee party to the Employment Agreement listed in 10(k)(i) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(iii)
Consulting Agreement dated as of June 3, 2002, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(i) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

10(k)(iv)
Amended and Restated Agreement dated as of June 13, 2002, between the company and Francis M. Scricco (incorporated by reference to Exhibit 10(i) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

10(k)(v)
Employment Agreement, dated as of September 1, 1997, between the company and Jan M. Salsgiver (incorporated by reference to Exhibit 10(c)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 1997, Commission File No. 1-4482).

10(k)(vi)
Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(c)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

10(k)(vii)
Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(i)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(k)(viii)
Employment Agreement, dated as of January 1, 2003, by and between the company and Mark F. Settle (incorporated by reference to Exhibit 10(i)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(ix)
Employment Agreement, dated as of January 14, 2003, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(i)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(x)
Employment Agreement, dated as of January 1, 2004, by and between the company and Germano Fanelli (incorporated by reference to Exhibit 10(i)(xii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(xi)	Employment Agreement, dated March 1, 2004, by and between the company and Brian McNally.

10(k)(xii)	Employment Agreement, dated March 1, 2004, by and between the company and Susan M. Suver.

10(k)(xiii)
Amendment, dated as of March 16, 2005, to the Employment Agreement dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated March 18, 2005, Commission File No. 1-4482).

10(k)(xiv)
Employment Agreement, dated as of September 12, 2005, by and between the company and J. Edward Coleman (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 16, 2005, Commission File No. 1-4482).

10(k)(xv)
Employment Agreement, dated as of September 15, 2005, by and between the company and Bhawnesh Mathur (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 16, 2005, Commission File No. 1-4482).

10(k)(xvi)
Form of agreement between the company and all corporate officers, including the employees parties to the Employment Agreements listed in 10(j)(v)-(xiii) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(xvii)
Compromise Agreement, dated as of January 24, 2006, by and between Arrow Electronics (UK) Limited and Keryn Harriet Green (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 1, 2006, Commission File No. 1-4482).

10(k)(xviii)
Consulting Agreement, dated January 1, 2003, by and between the company and Steven W. Menefee (incorporated by reference to Exhibit 10(i)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(xix)
Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(k)(xx)
English translation of the Service Agreement, dated January 19, 1993, between Spoerle Electronic and Carlo Giersch (incorporated by reference to Exhibit 10(f)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 1992, Commission File No. 1-4482).

10(k)(xxi)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(xxii)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(j)(xviii) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(l)
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

10(m)(i)
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

10(m)(ii)
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

10(m)(iii)
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

10(m)(iv)
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

Exhibit
Number	Exhibit

10(n)
Amended and Restated Five Year Credit Agreement, dated as of June 13, 2005, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Nova Scotia, BNP Paribas and Wachovia Bank National Association, as syndication agents (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated June 16, 2005, Commission File No. 1-4482).

10(o)(i)
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

10(o)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(o)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(o)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(o)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(o)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(o)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(o)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(o)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(o)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(o)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(o)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(o)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(o)(xiv)	Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(o)(i) above.

10(p)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm.

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged			Balance
For the three years ended	beginning	To			at end
December 31,	of year	Income	Other (a)	Write-down	of year
Allowance for doubtful accounts

2005	$42,476	$3,216	$11,168	$9,784	$47,076

2004	$47,079	$15,262	$833	$20,698	$42,476

2003	$52,605	$1,046	$20,532	$27,104	$47,079

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2005, 2004, and 2003.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President
February 27, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

By:	/s/ Daniel W. Duval	February 27, 2006

Daniel W. Duval, Chairman

By:	/s/ William E. Mitchell	February 27, 2006

William E. Mitchell, President and
Chief Executive Officer

By:	/s/ Paul J. Reilly	February 27, 2006

Paul J. Reilly, Chief Financial Officer

By:	/s/ Carmelo Seguinot	February 27, 2006

Carmelo Seguinot, Controller

By:	/s/ John N. Hanson	February 27, 2006

John N. Hanson, Director

By:	/s/ Fran Keeth	February 27, 2006

Fran Keeth, Director

By:	/s/ Roger King	February 27, 2006

Roger King, Director

By:	/s/ Karen Gordon Mills	February 27, 2006

Karen Gordon Mills, Director

By:	/s/ Stephen C. Patrick	February 27, 2006

Stephen C. Patrick, Director

By:	/s/ Barry W. Perry	February 27, 2006

Barry W. Perry, Director

By:	/s/ John C. Waddell	February 27, 2006

John C. Waddell, Director