Form 10-Q
period 2006-03-31
ARROW ELECTRONICS INC
filed 2006-04-27
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☑   Accelerated filer ☐   Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 121,828,951 shares of Common Stock, $1 par value, outstanding as of April 25, 2006.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Sales	$3,192,463	$2,726,871

Costs and expenses:
Cost of products sold	2,704,920	2,294,642
Selling, general and administrative expenses	325,828	308,843
Depreciation and amortization	10,961	12,527
Acquisition indemnification credit	—	(1,672)
Restructuring charges	1,521	4,038

	3,043,230	2,618,378

Operating income	149,233	108,493

Equity in earnings of affiliated companies	945	1,078

Loss on prepayment of debt	2,605	355

Interest expense, net	23,969	24,100

Income before income taxes and minority interest	123,604	85,116

Provision for income taxes	41,653	27,744

Income before minority interest	81,951	57,372

Minority interest	372	181

Net income	$81,579	$57,191

Net income per share:
Basic	$.68	$.49

Diluted	$.66	$.47

Average number of shares outstanding:
Basic	120,609	116,212
Diluted	123,513	124,027
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$380,176	$580,661
Accounts receivable, net	2,392,874	2,316,932
Inventories	1,650,407	1,494,982
Prepaid expenses and other assets	149,556	124,899

Total current assets	4,573,013	4,517,474

Property, plant and equipment at cost:
Land	41,897	41,855
Buildings and improvements	161,241	160,012
Machinery and equipment	437,904	426,239

	641,042	628,106
Less: accumulated depreciation and amortization	(401,553)	(392,641)

Property, plant and equipment, net	239,489	235,465

Investments in affiliated companies	40,227	38,959
Cost in excess of net assets of companies acquired	1,078,980	1,053,266
Other assets	199,743	199,753

Total assets	$6,131,452	$6,044,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,713,371	$1,628,568
Accrued expenses	457,141	434,644
Short-term borrowings, including current portion of long-term debt	283,288	268,666

Total current liabilities	2,453,800	2,331,878

Long-term debt	952,514	1,138,981
Other liabilities	204,082	201,172

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2006 and 2005
Issued – 121,482 and 120,286 shares in 2006 and 2005, respectively	121,482	120,286
Capital in excess of par value	897,430	861,880
Retained earnings	1,480,994	1,399,415
Foreign currency translation adjustment	36,560	13,308

	2,536,466	2,394,889

Less: Treasury stock (251 and 272 shares in 2006 and 2005, respectively), at cost	(6,714)	(7,278)
Unamortized employee stock awards	—	(2,395)
Other	(8,696)	(12,330)

Total shareholders’ equity	2,521,056	2,372,886

Total liabilities and shareholders’ equity	$6,131,452	$6,044,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	April 1,
	2006	2005
Cash flows from operating activities:
Net income	$81,579	$57,191

Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	10,961	12,527
Accretion of discount on zero coupon convertible debentures	876	2,797
Amortization of deferred financing costs and discount on notes	898	972
Amortization of restricted stock and performance awards	1,632	2,045
Amortization of employee stock options	2,460	—
Excess tax benefits from stock-based compensation arrangements	(4,053)	—
Equity in earnings of affiliated companies	(945)	(1,078)
Deferred income taxes	(915)	(985)
Acquisition indemnification credit	—	(1,267)
Restructuring charges	920	2,533
Loss on prepayment of debt	1,558	212
Minority interest	372	181
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(56,954)	(52,515)
Inventories	(146,608)	56,721
Prepaid expenses and other assets	(21,971)	(14,749)
Accounts payable	70,646	88,898
Accrued expenses	25,552	(4,214)
Other	1,583	3,784

Net cash provided by (used for) operating activities	(32,409)	153,053

Cash flows from investing activities:
Acquisition of property, plant and equipment	(13,086)	(5,058)
Cash consideration paid for acquired businesses	(18,143)	—
Purchase of short-term investments	—	(230,456)
Proceeds from sale of short-term investments	—	389,056
Other	925	—

Net cash provided by (used for) investing activities	(30,304)	153,542

Cash flows from financing activities:
Change in short-term borrowings	3,844	4,495
Change in long-term debt	(15,510)	(486)
Repurchase of senior notes	(4,268)	—
Repurchase of zero coupon convertible debentures	(156,330)	(13,328)
Proceeds from exercise of stock options	30,097	11,945
Excess tax benefits from stock-based compensation arrangements	4,053	—

Net cash provided by (used for) financing activities	(138,114)	2,626

Effect of exchange rate changes on cash	342	(1,527)

Net increase (decrease) in cash and cash equivalents	(200,485)	307,694

Cash and cash equivalents at beginning of period	580,661	305,294

Cash and cash equivalents at end of period	$380,176	$612,988

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note A – Basis of Presentation
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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.
Note B – Stock-Based Compensation
Effective January 1, 2006, the company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.
Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (collectively, “Statement No. 123”) which used a fair value based method of accounting for SBP awards.
Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized under Statement No. 123.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the first three months of 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $2,460 ($1,805 net of related taxes or $.01 per share) for the three months ended March 31, 2006 relating to the expensing of stock options.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the three months ended March 31, 2006 of $4,053 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from SBP awards during the three months ended March 31, 2006 was $4,587. The company is not able to estimate the benefits of such tax deductions for future periods as they depend on, among other things, when employees exercise stock options.
The following table presents the company’s pro forma net income and basic and diluted net income per share for the three months ended April 1, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans:

For the Three
Months Ended
April 1, 2005
Net income, as reported	$57,191
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(2,386)

Pro forma net income	$54,805

Net income per share:
Basic-as reported	$.49

Basic-pro forma	$.47

Diluted-as reported	$.47

Diluted-pro forma	$.46

For the three months ended March 31, 2006 and April 1, 2005, the fair value of SBP awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values as follows:

	For the Three Months Ended
	March 31, 2006	April 1, 2005
Volatility (percent) *	37	51
Expected term (in years) **	4.4	4.8
Risk-free interest rate (percent) ***	4.7	3.9
Weighted-average fair value per option granted	$12.28	$12.62
*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.
**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.
***	The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.
Omnibus Plan
The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Plan”) which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
1999 CEO Bonus Plan (collectively the “Prior Plans”). The Plan broadens the array of equity alternatives available to the company when designing compensation incentives. The Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company’s Board of Directors (the “compensation committee”) determines the vesting requirements, termination provision, and the term of the award for any awards under the Plan when such awards are issued.
Under the terms of the Plan, a maximum of 8,300,000 shares of common stock may be awarded, subject to adjustment. There were 5,045,142 shares available for grant under the Plan as of March 31, 2006. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.
After adoption of the Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.
Stock Options
Under the Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, subsidiaries, and affiliates. The exercise price for options cannot be less than the fair market value of the company’s common stock on the date of grant. Options become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.
The following information relates to the stock option activity for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	7,986,752	$26.31
Granted	105,400	34.46
Exercised	(1,196,073)	25.07
Forfeited	(63,743)	23.84

Outstanding at March 31, 2006	6,832,336	26.67	82 months	$42,889

Exercisable at March 31, 2006	3,673,416	24.73	59 months	$28,090

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the first quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the three months ended March 31, 2006 and April 1, 2005 was $10,983 and $3,505, respectively.
Cash received from option exercises during the three months ended March 31, 2006 was $30,097 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Performance Shares
The compensation committee, subject to the terms and conditions of the Plan, may grant performance unit and/or performance share awards. The fair value of a performance unit award is the fair market value of the company’s common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the compensation committee are met. The performance goals and periods may vary from participant to participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the service period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. Compensation expense is recognized on a straight-line method over the service period, which is generally three years and is adjusted each period based on the current estimate of performance compared to the target metric.
Restricted Stock
Subject to the terms and conditions of the Plan, the compensation committee may grant shares of restricted stock and/or restricted stock units. Restricted stock units are similar to restricted stock except that no shares are actually awarded to the participant on the date of grant. Shares of restricted stock and/or restricted stock units awarded under the Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the compensation committee and specified in the award agreement (and in the case of restricted stock units until the date of delivery or other payment). Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest) generally over a four-year period.
Non-Employee Director Awards
The company’s Board of Directors (the “Board”) shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of restricted stock units valued at $40. This amount will increase to $60 commencing May 2, 2006. The restricted stock units will vest one year from date of grant and are subject to further restrictions until one year from the director’s separation from the Board. All restricted stock units are settled in common stock after the restriction period.
Unless a non-employee director gives notice setting forth a different percentage, 50% of each directors annual retainer fee will be deferred and converted into units based on the fair market value of the company’s stock as of the date it would have been payable. Upon a non-employee director’s retirement from the Board, each unit in their deferral account will be converted into a share of company stock and distributed to the non-employee director as soon as practicable following such date.
Summary of Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for the three months ended March 31, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	708,824	$23.68
Granted	300,861	35.33
Vested	(99,281)	17.59
Forfeited	(1,537)	15.83

Non-vested shares at March 31, 2006	908,867	28.21

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
As of March 31, 2006, there was $15,285 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested for the three months ended March 31, 2006 and April 1, 2005 was $3,488 and $4,086, respectively.
Share-Repurchase Program
On February 28, 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share repurchase program. The purpose of this program is to offset some of the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the stock repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission.
Note C – Acquisitions
Reference is made to Note 2 to the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Note 2”) in which the company has previously disclosed certain purchase price information, as well as the preliminary allocation of the net consideration paid arising out of the company’s acquisitions during 2005. The following acquisitions have been accounted for as purchase transactions and, accordingly, results of operations have been included in the company’s consolidated results from the dates of acquisition.
2006
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions based in Mississauga, Canada. SKYDATA maintains sales offices in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales for 2005 were approximately CDN $50,000 (U.S. $43,000). The impact of the SKYDATA acquisition was not deemed to be material to the company’s financial position and consolidated results of operations.
During the first quarter of 2006, the company made a payment of $3,400 which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in Arrow/Rapac Ltd. to 100%. There were no such payments made in the first quarter of 2005.
2005
On December 30, 2005, the company acquired DNSint.com AG (“DNS”), a distributor of mid-range computer products in Central, Northern, and Eastern Europe. DNS, which is one of the largest suppliers of Sun Microsystems, Inc. products in Europe, had sales in excess of $400,000 in 2005.
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
As discussed in Note 2, the preliminary allocation of the net consideration paid for the DNS and Ultra Source acquisitions (the “2005 acquisitions”) is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the valuation of any identifiable intangible assets acquired through these acquisitions.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2005 acquisitions occurred on January 1, 2005:

For the Three
Months Ended
April 1, 2005
Sales	$2,916,202
Net income	58,111

Net income per share:
Basic	$.50
Diluted	$.48
The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisitions had occurred as of the beginning of 2005 or of those results which may be obtained in the future.
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and consolidated results of operations.
Note D – Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”), and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. In connection with the acquisition of Ultra Source, the company has several investments with ownership interests ranging between 33% and 40%. These investments are accounted for using the equity method.
The following tables present the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other investments at March 31, 2006 and December 31, 2005, and the equity in earnings (loss) of affiliated companies for the three months ended March 31, 2006 and April 1, 2005:

	Investments in		Equity in earnings (loss) of
	affiliated companies		affiliated companies
	March 31,	December 31,	March 31,	April 1,
	2006	2005	2006	2005
Marubun/Arrow	$23,902	$23,352	$438	$531
Altech Industries	15,636	14,675	521	547
Other	689	932	(14)	—

	$40,227	$38,959	$945	$1,078

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At March 31, 2006 and December 31, 2005, the company’s pro-rata share of this debt was $6,450 and $2,500, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Investment Securities
The company has a 3.2% interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The company accounts for these investments in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and Emerging Issues Task Force (“EITF”) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under Statement No. 115 and EITF Issue
No. 03-1, if the fair value of an investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and evidence indicates that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss in the consolidated results of operations.
The fair value of the company’s available-for-sale securities are as follows:

	March 31, 2006		December 31, 2005
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	15,557	(4,340)	12,008	(2,978)

Fair value	$35,603	$6,458	$32,054	$7,820

The fair value of the WPG investment has been below the cost basis for less than twelve months. The company has concluded that an other-than-temporary decline has not occurred based upon its intent and ability to hold the WPG investment until the cost is recovered and its assessment of various factors including the broad worldwide and Asia-specific economic factors and publicly available forecasts for sales and earnings growth for WPG and the industry.
The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets and the related net unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Note E – Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At March 31, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which expires in February 2008, requires annual renewals of the banks’ underlying liquidity facilities and was renewed in February 2006. The company has not utilized the program since June 2001.
Accounts receivable, net, consists of the following at March 31, 2006 and December 31, 2005:

	March 31,	December 31,
	2006	2005
Accounts receivable	$2,445,331	$2,364,008
Allowance for doubtful accounts	(52,457)	(47,076)

Accounts receivable, net	$2,392,874	$2,316,932

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note F – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2005	$946,357	$106,909	$1,053,266
Acquisitions	1,297	11,427	12,724
Other (primarily foreign currency translation)	10,563	2,427	12,990

March 31, 2006	$958,217	$120,763	$1,078,980

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist. The company does not have any material intangible assets subject to valuation.
The company has not completed its valuation of any potential intangible assets created as a result of its 2005 and 2006 acquisitions and, as a result, is currently undergoing further review of this valuation process.
Note G – Debt
Loss on Prepayment of Debt
During the first quarter of 2006, the company redeemed the total amount outstanding of $283,184 principal amount ($156,354 accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4,125 principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2,605 ($1,558 net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2,600 from the date of redemption and repurchase through the respective maturity dates.
During the first quarter of 2005, the company repurchased $13,210 accreted value of its convertible debentures. The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $355 ($212 net of related taxes), including $118 in cash, and was recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense was reduced by approximately $284 from the date of repurchase through the redemption date, based on interest rates in effect at the time of the repurchase.
Cross-Currency Swap
In October 2005, the company entered into a cross-currency interest rate swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (“cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2006, the company would expect reduced interest expense of approximately $2,000 for the period from April 2006 through October 2006 (date that interest will reset). As the notional amount of the cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The cross-currency swap had a negative fair value of $3,765 and a fair value of $517 at March 31, 2006 and December 31, 2005, respectively, and the related unrealized gain (loss) on the net investment hedge

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
was recorded in the “Foreign currency translation adjustment”, which is included in the shareholders’ equity section in the accompanying consolidated balance sheets.
Interest Rate Swaps
The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other liabilities” and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheets.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.57% at March 31, 2006 and December 31, 2005), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.55% and 5.55% at March 31, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $6,389 and a fair value of $445 at March 31, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.68% and 7.77% at March 31, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $2,867 and $4,053 at March 31, 2006 and December 31, 2005, respectively.
Other
The company maintains a $600,000 revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at March 31, 2006 and December 31, 2005.
Interest expense, net, includes interest income of $2,474 and $2,674 for the three months ended March 31, 2006 and April 1, 2005, respectively.
Note H – Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $1,521 ($920 net of related taxes or $.01 per share) and $4,038 ($2,533 net of related taxes or $.02 per share) in the first quarter of 2006 and 2005, respectively.
Restructurings
During the first quarter of 2006, the company recorded total restructuring charges of $1,781 which were offset by credits of $260 from previous restructurings as discussed below. The restructuring charges primarily consisted of personnel costs relating to the elimination of approximately 100 positions, or 1% of the prior year-end total worldwide positions of 11,400, mainly within shared services functions in North America. Included in the restructuring charges is $922 related to additional actions the company will be taking to continue improving its operating efficiencies. These actions are expected to generate annual cost savings of approximately $6,000 beginning in 2007. The estimated restructuring charge associated with these actions, which is primarily expected to be spent in cash, totals approximately $6,000 and will be recorded over the next several quarters.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61,405,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
which include a restructuring credit of $147 and a restructuring charge of $4,226 recorded in the first quarter of 2006 and 2005, respectively. Approximately 80% of the total charge was spent in cash.
The previously discussed restructuring charges are comprised of the following at March 31, 2006:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$4,640	$1,929	$348	$6,917
Additions (a)	1,327	59	248	1,634
Payments	(1,787)	(311)	—	(2,098)
Foreign currency translation	(11)	(8)	26	7

March 31, 2006	$4,169	$1,669	$622	$6,460

(a)	Includes personnel costs associated with the elimination of approximately 100 positions in the first quarter of 2006 primarily within shared services functions in North America.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of March 31, 2006, relating to the 2001 restructuring, total $230,081 which include restructuring credits of $113 and $188 recorded in the first quarter of 2006 and 2005, respectively. As of March 31, 2006, cumulative cash payments of $32,814 ($568 in the first quarter of 2006) and non-cash usage of $190,879 were recorded against the accrual. As of March 31, 2006 and December 31, 2005, the company had $6,388 and $7,069, respectively, of unused accruals of which $3,008 and $3,596, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,380 and $3,473 at March 31, 2006 and December 31, 2005, respectively, primarily relate to the termination of certain customer programs.
Integration
As of March 31, 2006, the integration accrual was $5,024 relating to certain acquisitions made prior to 2005, as follows:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$24	$4,374	$1,370	$5,768
Payments	(161)	(213)	(294)	(668)
Reclassification	137	(161)	24	—
Non-cash usage	—	(59)	—	(59)
Foreign currency translation	—	(28)	11	(17)

March 31, 2006	$—	$3,913	$1,111	$5,024

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $17,872 as of March 31, 2006, of which $14,212 is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $4,169 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

-	The facilities accruals totaling $8,590 relate to terminated leases with expiration dates through 2010 of which $3,672 will be paid in 2006. The minimum lease payments for these leases are $1,947 in 2007, $1,385 in 2008, $1,007 in 2009, and $579 in 2010.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
-	The customer termination accrual of $3,380 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1,733 primarily relates to certain terminated contracts, and is expected to be utilized over several years.
The company’s restructuring and integration programs primarily impacted its electronic components business segment and shared services functions in North America.
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
Note I – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three Months Ended
	March 31,	April 1,
	2006	2005
Net income, as reported	$81,579	$57,191
Adjustment for interest expense on convertible debentures, net of tax	524	1,673

Net income, as adjusted	$82,103	$58,864

Net income per share:
Basic	$.68	$.49

Diluted (a)	$.66	$.47

Weighted average shares outstanding — basic	120,609	116,212
Net effect of various dilutive stock-based compensation awards	1,021	1,307
Net effect of dilutive convertible debentures	1,883	6,508

Weighted average shares outstanding — diluted	123,513	124,027

(a)	The effect of options to purchase 1,289 and 5,751 shares for the three months ended March 31, 2006 and April 1, 2005, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J – Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows:

	For the Three
	Months Ended
	March 31,	April 1,
	2006	2005
Net income	$81,579	$57,191
Foreign currency translation adjustments (a)	23,252	(76,657)
Unrealized gain on securities and employee benefit plan assets	3,634	1,872

Comprehensive income (loss)	$108,465	$(17,594)

(a)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.
Note K – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three
	Months Ended
	March 31,	April 1,
	2006	2005
Components of net periodic benefit costs:
Service cost	$604	$475
Interest cost	1,977	1,970
Expected return on plan assets	(1,586)	(1,601)
Amortization of unrecognized net loss	779	697

Net periodic benefit costs	$1,774	$1,541

Note L – Contingencies
Reference is made to Note 15 to the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Note 15”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics (“Wyle”) in 2000 and certain litigation from its purchase of Tekelec in 2000.
Environmental and Related Matters
As discussed in Note 15, the company assumed certain of the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for any environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its laboratory division.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined. The company has received a demand that it take complete responsibility for contamination at a third site, a small industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The company has rejected the demand, and the outcome of any process to determine responsibility, as well as the nature of any contamination and the amount of any associated liability are all as yet unknown.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,100 has been spent to date. Though the complete scope of the characterization effort and the design of any remedial action are not yet known, the company currently estimates additional expenditures at the site at approximately $5,000.
Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is currently under way. The company currently estimates that additional cost of remediation under the Removal Action Work Plan ranges from $200 to $850. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $450. Several work plans/technical memos for additional onsite remediation activities were submitted to the DTSC in late 2005 and are expected to be approved. It is estimated the cost of implementing these work plans/technical memos is $600.
Even as the above-referenced remedial activities are underway, investigation and characterization of the Norco site continue. The company currently estimates the cost of completing work under the Remedial Investigation Work Plan, approved by the DTSC in March 2005, at $75. A series of additional work plans and technical memoranda were submitted to the DTSC during late 2005 for additional onsite and offsite characterization activities. Most of these plans have been approved and the others are expected to be approved. It is estimated that the cost of implementing these plans is $1,680. Design and feasibility studies for source control and remediation measures related to offsite contamination were submitted to the DTSC early in 2006. The cost of implementation of such measures, if they are approved, is estimated to be between $2,000 and $4,000.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
In addition, the company has been named as a defendant in a suit filed in January 2005 in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. A related case (Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al.) was filed in the same court in January 2006, which will likely be consolidated with the Austin case. The company believes that any cost which it may incur in connection with environmental conditions at the Norco and Huntsville sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), which arose out of the company’s purchase of Wyle from VEBA.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites and in connection with the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with another large German publicly traded conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities.
E.ON AG has, subject to the terms of the VEBA contract with the company, acknowledged liability in respect to the Norco and Huntsville sites and made an initial, partial payment. The company’s demands

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
for subsequent payments have not been met, however, and in September of 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments related to those sites and additional damages. The case has since been transferred to the United States District Court for the Central District of California, where a motion to reconsider the dismissal of the first complaint has been made and it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. In October 2005, the company filed a related action against E.ON AG in the Frankfurt am Main Regional Court in Germany.
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
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Based on the opinion of counsel received during the first quarter of 2006, the company increased the receivable for amounts due from E.ON AG to $12,000. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. To date, the cumulative estimate of recoveries have offset estimates of expense.
In connection with the acquisition of Wyle, the company acquired a $4,495 tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.
The company believes strongly in the merits of its actions against E.ON AG, and is pursuing them vigorously.
Export and Re-Export Regulations
In March 2005, the company advised the Bureau of Industry and Security (“BIS”) of the United States Department of Commerce that it had identified a number of export or re-export shipments, over a five-year period, that may have constituted violations of the Export Administration Regulations (“EAR”). Non-compliance with the EAR can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and seizure of commodities.
The company is currently engaged in discussions with BIS in an attempt to achieve a negotiated settlement of the matter without formal proceedings, but such negotiations have not yet concluded. Nevertheless, based on the information available to the company at this time, the company does not believe that the ultimate resolution of this matter will have a material adverse impact on the company’s financial position, liquidity, or results of operations.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note M – Segment and Geographic Information
The company is engaged in the distribution of electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers and computer products to value-added resellers and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the Arrow Enterprise Computing Solutions businesses, UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France).
Effective January 1, 2006, the OEM Computing Solutions business, which was previously included in the worldwide computer products business, has been transitioned into the company’s worldwide components business to further leverage customer overlap and to take advantage of greater opportunities for selling synergies. Prior period segment data has been adjusted to conform with the current period presentation.
Sales and operating income (loss) for the three months ended March 31, 2006 and April 1, 2005 and total assets at March 31, 2006 and December 31, 2005, by segment, are as follows:

	Electronic	Computer
	Components	Products	Corporate		Total
2006
Sales to external customers	$2,608,909	$583,554	$—		$3,192,463
Operating income (loss)	147,183	24,006	(21,956	)(a)	149,233
Total assets	4,585,754	701,065	844,633		6,131,452

2005
Sales to external customers	$2,186,377	$540,494	$—		$2,726,871
Operating income (loss)	102,579	28,852	(22,938	)(b)	108,493
Total assets	4,584,378	820,114	640,425		6,044,917
(a)	Includes restructuring charges of $1,521.

(b)	Includes an acquisition indemnification credit of $1,672 and restructuring charges of $4,038.

Sales, by geographic area, are as follows:

	For the Three
	Months Ended
	March 31,	April 1,
	2006	2005
Americas (a)	$1,597,240	$1,506,792
EMEASA	1,064,116	915,793
Asia/Pacific	531,107	304,286

Consolidated	$3,192,463	$2,726,871

(a)	Includes sales related to the United States of $1,469,132 and $1,391,672 for the three months ended March 31, 2006 and April 1, 2005, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by geographic area, are as follows:

	March 31,	December 31,
	2006	2005
Americas (b)	$3,350,153	$3,417,448
EMEASA	2,146,939	1,973,731
Asia/Pacific	634,360	653,738

Consolidated	$6,131,452	$6,044,917

(b)	Includes total assets related to the United States of $3,222,521 and $3,310,221 at March 31, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: electronic components and computer products. Consolidated sales for the first quarter of 2006 grew by 17.1%, compared with the year-earlier period, primarily as a result of continued sales growth in the worldwide components businesses and the impact of acquisitions. The acquisitions of DNSint.com AG (“DNS”) and Ultra Source Technology Corp. (“Ultra Source”), which were completed in December 2005, contributed sales of $238.9 million in the first quarter of 2006. Excluding the sales from these acquisitions, consolidated sales for the first quarter of 2006 grew by 8.3%, as compared with the year-earlier period. Excluding the impact of the Ultra Source acquisition, sales grew by 30.5% in the Asia/Pacific components businesses, compared with the year-earlier period, due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales increase of 13.8% in the North American Components (“NAC”) businesses for the first quarter of 2006, compared with the year-earlier period, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales growth of 6.2% in the EMEASA (Europe, Middle East, Africa, and South America) components businesses, compared with the year-earlier period, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives. The sales growth of 8.0% in the worldwide computer products business is primarily due to the acquisition of DNS and growth in storage and services offset, in part, by lower sales in North America due to the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in France.
Net income increased to $81.6 million in the first quarter of 2006, compared with net income of $57.2 million in the first quarter of 2005. The increase in net income is due to increased sales, the impact of efficiency initiatives reducing operating expenses, and, to a lesser extent, the acquisitions of DNS and Ultra Source. The acquisitions of DNS and Ultra Source generated net income of $1.1 million in the first quarter of 2006. The following items also impact the comparability of the company’s results for the three months ended March 31, 2006 and April 1, 2005:
•	stock option expense of $2.5 million ($1.8 million net of related taxes) in 2006 resulting from the company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”);

•	restructuring charges of $1.5 million ($.9 million net of related taxes) in 2006 and $4.0 million ($2.5 million net of related taxes) in 2005;

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006 and $.4 million ($.2 million net of related taxes) in 2005; and

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005.
Sales
Consolidated sales for the first quarter of 2006 increased $465.6 million or 17.1%, compared with the year-earlier period. The increase in consolidated sales is driven by an increase of $422.5 million, or 19.3%, in the worldwide electronic components business and an increase of $43.1 million, or 8.0%, in the worldwide computer products business, compared with the year-earlier period.
The growth in the worldwide electronic components business for the first quarter of 2006 was primarily driven by organic growth in the Asia/Pacific businesses of 30.5%, the acquisition of Ultra Source, the sales increase in the NAC businesses of 13.8%, and the sales increase in the EMEASA components businesses of 6.2%, compared with the year-earlier period. The sales increase in the Asia/Pacific businesses for the first quarter of 2006, compared with the year-earlier period, is due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales increase in the NAC businesses for the first quarter of 2006, compared with the year-earlier period, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales increase in the EMEASA components businesses for the first quarter of 2006, compared with the year-earlier period, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives.

The growth in the worldwide computer products business of 8.0% for the first quarter of 2006, compared with the year-earlier period, is primarily due to the acquisition of DNS in December 2005 and the growth in storage and services, offset, in part, by lower sales in North America due to the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in France.
The translation of the company’s international financial statements into U.S. dollars resulted in reduced sales of $65.7 million for the first quarter of 2006, compared with the year-earlier period, due to a strengthened U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by approximately 20% for the first quarter of 2006.
Gross Profit
The company recorded gross profit of $487.5 million in the first quarter of 2006, compared with $432.2 million in the year-earlier period. The gross profit margin for the first quarter of 2006 decreased by approximately 60 basis points when compared with the year-earlier period. The decrease in gross profit margin is primarily the result of the acquisition of DNS and Ultra Source, which have lower gross profit (as well as a lower operating expense structure). Excluding the impact of these acquisitions, gross profit margins would have decreased approximately 10 basis points when compared with the year-earlier period.
Stock-Based Compensation Expense
Effective January 1, 2006, the company adopted the provisions of Statement No. 123(R), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period. The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $2.5 million ($1.8 million net of related taxes or $.01 per share) for the three months ended March 31, 2006 relating to the expensing of stock options. The company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material. See Note B to the accompanying notes to consolidated financial statements included in this quarterly report on Form 10-Q (“Note B”) for a further discussion on stock-based compensation.
Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $1.5 million ($.9 million net of related taxes or $.01 per share) and $4.0 million ($2.5 million net of related taxes or $.02 per share) in the first quarter of 2006 and 2005, respectively.
Restructurings
During the first quarter of 2006, the company recorded total restructuring charges of $1.8 million which were offset by credits of $.3 million from previous restructurings as discussed below. The restructuring charges primarily consisted of personnel costs relating to the elimination of approximately 100 positions, or 1% of the prior year-end total worldwide positions of 11,400, mainly within shared services functions in North America. Included in the restructuring charges is $.9 million related to additional actions the company will be taking to continue improving its operating efficiencies. These actions are expected to generate annual cost savings of approximately $6.0 million beginning in 2007. The estimated restructuring charge associated with these actions, which is primarily expected to be spent in cash, totals approximately $6.0 million and will be recorded over the next several quarters.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61.4 million, which include a restructuring credit of $.1 million and a restructuring charge of $4.2 million recorded in the first quarter of 2006 and 2005, respectively. Approximately 80% of the total charge was spent in cash.

As of March 31, 2006, $6.5 million of the previously discussed charges were accrued but unused of which $4.2 million are for personnel costs, $1.7 million are to address remaining facilities commitments, and $.6 million are for other remaining contractual obligations.
Also in the first quarter of 2006, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $.1 million. In the first quarter of 2005, the company recorded a restructuring credit of $.2 million against the accrual. As of March 31, 2006, $6.4 million was accrued but unused of which $3.0 million is to address remaining real estate lease commitments and $3.4 million primarily relates to the termination of certain customer programs.
Integration
As of March 31, 2006, the integration accrual was $5.0 million relating to certain acquisitions made prior to 2005, for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $17.9 million as of March 31, 2006, of which $14.2 million is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $4.2 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

-	The facilities accruals totaling $8.6 million relate to terminated leases with expiration dates through 2010 of which $3.7 million will be paid in 2006. The minimum lease payments for these leases are $1.9 million in 2007, $1.4 million in 2008, $1.0 million in 2009, and $.6 million in 2010.

-	The customer termination accrual of $3.4 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1.7 million primarily relates to certain terminated contracts, and is expected to be utilized over several years.
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
Operating Income
The company recorded operating income of $149.2 million in the first quarter of 2006 as compared with operating income of $108.5 million in first quarter of 2005. The increase of $40.7 million is a result of increased sales in the first quarter of 2006 and lower restructuring charges and depreciation and amortization expenses offset, in part, by the acquisition indemnification credit which only occurred in the first quarter of 2005 and an increase in selling, general and administrative expenses. Selling, general and administrative expenses increased $17.0 million or 5.5% in the first quarter of 2006 on a sales increase of 17.1%, compared with the year-earlier period. The dollar increase in selling, general and administrative expenses in the first quarter of 2006, as compared with the first quarter of 2005, is due to selling, general and administrative expenses incurred by DNS and Ultra Source of $15.0 million and $2.5 million for the expensing of stock options as a result of the company adopting Statement No. 123(R). For the first quarter of 2006 and 2005, selling, general and administrative expenses as a percentage of sales was 10.2% and 11.3%, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the first quarter of 2006, as compared with the first quarter of 2005, is primarily due to efficiencies realized from the company’s cost savings initiatives.

Loss on Prepayment of Debt
During the first quarter of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.
During the first quarter of 2005, the company repurchased $13.2 million accreted value of its convertible debentures. The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $.4 million ($.2 million net of related taxes), including $.1 million in cash, and was recognized as a loss on prepayment of debt. As a result of this transaction, net interest expense was reduced by approximately $.3 million from the date of repurchase through the redemption date, based on interest rates in effect at the time of the repurchase.
Interest Expense
Net interest expense was approximately flat in the first quarter of 2006, compared with the year-earlier period, primarily as a result of higher variable rate debt offset by lower debt balances. During the first quarter of 2006, the company prepaid $160.5 million of debt.
Income Taxes
The company recorded an income tax provision of $41.7 million on income before income taxes and minority interest of $123.6 million for the first quarter of 2006. In the comparable year-earlier period, the company recorded an income tax provision of $27.7 million on income before income taxes and minority interest of $85.1 million.
The income taxes recorded for the first quarter of 2006 and 2005 are impacted by the previously discussed restructuring charges and loss on prepayment of debt. The income taxes recorded for the first quarter of 2005 were also impacted by the previously discussed acquisition indemnification credit. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
Net Income
The company recorded net income of $81.6 million in the first quarter of 2006, compared with $57.2 million in the comparable year-earlier period. Included in the results for the first quarter of 2006 are the previously discussed restructuring charges of $.9 million and loss on prepayment of debt of $1.6 million. Included in the results for the first quarter of 2005 are the previously discussed acquisition indemnification credit of $1.3 million, restructuring charges of $2.5 million, and loss on prepayment of debt of $.2 million.
Liquidity and Capital Resources
At March 31, 2006 and December 31, 2005, the company had cash and cash equivalents of $380.2 million and $580.7 million, respectively. The net amount of cash utilized in the company’s operating activities during the three months ended March 31, 2006 was $32.4 million, primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. The net amount of cash used for investing activities during the three months ended March 31, 2006 was $30.3 million, primarily reflecting $18.1 million for consideration paid for acquired businesses and $13.1 million for various capital expenditures. The net amount of cash used for financing activities during the three months ended March 31, 2006 was $138.1 million, including $160.6 million used to repurchase convertible debentures and senior notes and $15.5 million in other long-

term debt repayments, offset, in part, by $30.1 million for proceeds from the exercise of stock options, $4.1 million relating to excess tax benefits from stock-based compensation, and a change in short-term borrowings of $3.8 million.
The net amount of cash generated by the company’s operating activities during the three months ended April 1, 2005 was $153.1 million, primarily from earnings from operations, adjusted for non-cash items, and a reduction in net working capital as a percentage of sales. The increase in accounts receivable in the first quarter of 2005, resulting from increased sales, was offset by a decrease in inventories and an increase in accounts payable. The net amount of cash provided by investing activities during the three months ended April 1, 2005 was $153.5 million, including $158.6 million for net proceeds from the sale of short-term investments, offset, in part, by $5.1 million for various capital expenditures. The net amount of cash provided by financing activities during the three months ended April 1, 2005 was $2.6 million, primarily reflecting a change in short-term borrowings of $4.5 million and $11.9 million for proceeds from the exercise of stock options, offset, in part, by $13.3 million used to repurchase convertible debentures. The effect of exchange rate changes on cash was a decrease of $1.5 million.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 65.9% and 63.1% at March 31, 2006 and December 31, 2005, respectively.
The net amount of cash utilized in the company’s operating activities during the three months ended March 31, 2006 was $32.4 million primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, offset, in part, from earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. Working capital, as a percentage of sales, was 18.2% in the first quarter of 2006 compared with 19.1% in the first quarter of 2005. The company strategically invested in inventory during the first quarter of 2006 to drive the growth in sales, yet inventory turnover increased to nearly 7.0 times, compared with 6.3 times in the year-earlier period.
Net cash provided by operating activities increased by $275.4 million for the three months ended April 1, 2005, as compared with the year-earlier period, primarily reflecting the company’s higher sales and initiatives to manage working capital more efficiently.
Cash Flows from Investing Activities
In February 2006, the company acquired SKYDATA, a value-added distributor of data storage solutions based in Mississauga, Canada. Total SKYDATA sales for 2005 were approximately CDN $50.0 million (U.S. $43.0 million).
During the first quarter of 2006, the company made a payment of $3.4 million which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in Arrow/Rapac Ltd. to 100%. There were no such payments made in the first quarter of 2005.
During the three months ended April 1, 2005, the net proceeds from the sale of short-term investments were $158.6 million. This amount was reinvested in cash equivalents.
Capital expenditures were $13.1 million and $5.1 million in the first quarter of 2006 and 2005, respectively.
Cash Flows from Financing Activities
Proceeds from the exercise of stock options were $30.1 million and $11.9 million in the first quarter of 2006 and 2005, respectively.
During the first quarter of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its convertible debentures and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share). As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.
During the first quarter of 2005, the company repurchased $13.2 million accreted value of its convertible debentures. The related loss on the repurchase, including premium paid and the write-off of related deferred financing costs, aggregated $.4 million ($.2 million net of related taxes), including $.1 million in cash. As a result of this transaction, net interest expense was reduced by approximately $.3 million from the date of repurchase through the redemption date, based on interest rates in effect at the time of the repurchase.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.57% at March 31, 2006 and December 31, 2005), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.55% and 5.55% at March 31, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $6.4 million and a fair value of $.4 million at March 31, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.68% and 7.77% at March 31, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $2.9 million and $4.1 million at March 31, 2006 and December 31, 2005, respectively.
The company maintains a $600.0 million revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at March 31, 2006 and December 31, 2005. The facility fee related to the revolving credit agreement is .175% per annum.
The company has a $550.0 million asset securitization program (the “program”). At March 31, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, expires in February 2008. In February 2006, the program was renewed with the facility fee reduced to .175%.
Restructuring and Integration Activities
Based on the previously discussed restructuring and integration activities, at March 31, 2006, the company has a remaining accrual of $17.9 million, of which $14.2 million is expected to be spent in cash. The expected cash payments are $8.3 million in 2006, $2.7 million in 2007, $1.5 million in 2008, $1.1 million in 2009, and $.6 million thereafter.
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
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, since December 31, 2005.
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
The company believes there have been no significant changes, during the quarterly period ended March 31, 2006, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Effective January 1, 2006, the company adopted the provisions of Statement No. 123(R), which establish accounting for SBP awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.
Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for the periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” which used a fair value based method of accounting for SBP awards.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note B. The assumptions used in calculating the fair value of SBP awards represent management’s best estimates. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. See Note B for a further discussion on stock-based compensation.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at March 31, 2006 and December 31, 2005 was $266.4 million and $228.4 million, respectively. The carrying amounts, which are nominal, approximated fair value at March 31, 2006 and December 31, 2005. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in reduced sales of $65.7 million and reduced operating income of $3.1 million for the three months ended March 31, 2006, compared with the year-earlier period, based on 2005 sales at the average rate for 2006. Sales and operating income would have decreased by approximately $95.2 million and $3.5 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first three months of 2006. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
The company entered into a cross-currency swap during the fourth quarter of 2005 for approximately $200.0 million or €168.4 million to hedge a portion of its net investment in euro denominated net assets. The cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2006, the company would expect reduced interest expense of approximately $2.0 million for the period from April 2006 through October 2006 (date that interest will reset). As the notional amount of the cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The cross-currency swap had a negative fair value of $3.8 million and a fair value of $.5 million at March 31, 2006 and December 31, 2005, respectively.
Interest Rate Risk
At March 31, 2006, approximately 52% of the company’s debt was subject to fixed rates, and 48% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first quarter of 2006. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
Item 4. Controls and Procedures.
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2006. Based on such evaluation, they have concluded that, as of March 31, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There were no changes in the company’s internal control over financial reporting or in other factors that has or are reasonably likely to materially affect the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have not been any material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2005.
Item 6. Exhibits.

Exhibit
Number	Exhibit
31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: April 27, 2006	By:	/s/ Paul J. Reilly Paul J. Reilly
Senior Vice President and Chief Financial Officer