Form 10-Q
period 2006-06-30
ARROW ELECTRONICS INC
filed 2006-07-25
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
No Changes
(Former name, former address and former fiscal year, if changed since last report)
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
Large accelerated filer ☑       Accelerated filer ☐       Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 122,139,434 shares of Common Stock, $1 par value, outstanding as of July 24, 2006.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Sales	$3,437,032	$2,767,547	$6,629,495	$5,494,418

Costs and expenses:
Cost of products sold	2,912,608	2,326,214	5,617,528	4,620,856
Selling, general and administrative expenses	346,828	304,235	672,656	613,078
Depreciation and amortization	11,337	13,493	22,298	26,020
Restructuring charges	3,118	4,847	4,639	8,885
Acquisition indemnification credit	-	-	-	(1,672)

	3,273,891	2,648,789	6,317,121	5,267,167

Operating income	163,141	118,758	312,374	227,251
Equity in earnings of affiliated companies	1,045	562	1,990	1,640
Loss on prepayment of debt	-	1,731	2,605	2,086
Write-down of investment	-	3,019	-	3,019
Interest expense, net	23,993	24,375	47,962	48,475

Income before income taxes and minority interest	140,193	90,195	263,797	175,311
Provision for income taxes	47,084	31,627	88,737	59,371

Income before minority interest	93,109	58,568	175,060	115,940
Minority interest	346	119	718	300

Net income	$92,763	$58,449	$174,342	$115,640

Net income per share:
Basic	$.76	$.50	$1.44	$.99

Diluted	$.76	$.48	$1.42	$.96

Average number of shares outstanding:
Basic	121,820	117,009	121,213	116,604
Diluted	122,551	124,241	123,020	124,136
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$329,849	$580,661
Accounts receivable, net	2,629,110	2,316,932
Inventories	1,830,840	1,494,982
Prepaid expenses and other assets	155,498	124,899

Total current assets	4,945,297	4,517,474

Property, plant and equipment at cost:
Land	42,042	41,855
Buildings and improvements	163,097	160,012
Machinery and equipment	457,540	426,239

	662,679	628,106
Less: accumulated depreciation and amortization	(415,058)	(392,641)

Property, plant and equipment, net	247,621	235,465

Investments in affiliated companies	38,730	38,959
Cost in excess of net assets of companies acquired	1,118,242	1,053,266
Other assets	195,521	199,753

Total assets	$6,545,411	$6,044,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,882,917	$1,628,568
Accrued expenses	470,342	434,644
Short-term borrowings, including current portion of long-term debt	320,313	268,666

Total current liabilities	2,673,572	2,331,878

Long-term debt	960,276	1,138,981

Other liabilities	208,177	201,172

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2006 and 2005
Issued – 122,358 and 120,286 shares in 2006 and 2005, respectively	122,358	120,286
Capital in excess of par value	927,306	861,880
Retained earnings	1,573,757	1,399,415
Foreign currency translation adjustment	99,769	13,308

	2,723,190	2,394,889

Less: Treasury stock (235 and 272 shares in 2006 and 2005, respectively), at cost	(6,282)	(7,278)
Unamortized employee stock awards	-	(2,395)
Other	(13,522)	(12,330)

Total shareholders’ equity	2,703,386	2,372,886

Total liabilities and shareholders’ equity	$6,545,411	$6,044,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,	July 1,
	2006	2005
Cash flows from operating activities:
Net income	$174,342	$115,640
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	22,298	26,020
Accretion of discount on zero coupon convertible debentures	876	5,395
Amortization of deferred financing costs and discount on notes	1,632	1,885
Amortization of restricted stock and performance awards	4,126	3,010
Amortization of employee stock options	6,156	-
Excess tax benefits from stock-based compensation arrangements	(6,431)	-
Equity in earnings of affiliated companies	(1,990)	(1,640)
Deferred income taxes	(2,595)	705
Restructuring charges	2,814	5,458
Loss on prepayment of debt	1,558	1,247
Minority interest	718	300
Acquisition indemnification credit	-	(1,267)
Write-down of investment	-	3,019
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(246,891)	(207,839)
Inventories	(302,379)	79,457
Prepaid expenses and other assets	(23,162)	(6,123)
Accounts payable	219,761	221,484
Accrued expenses	14,253	(30,513)
Other	4,068	(124)

Net cash provided by (used for) operating activities	(130,846)	216,114

Cash flows from investing activities:
Acquisition of property, plant and equipment	(27,540)	(4,564)
Cash consideration paid for acquired businesses	(19,460)	(2,461)
Purchase of short-term investments	-	(230,456)
Proceeds from sale of short-term investments	-	389,056
Other	3,083	3,711

Net cash provided by (used for) investing activities	(43,917)	155,286

Cash flows from financing activities:
Change in short-term borrowings	38,536	9,493
Change in long-term debt	(15,724)	(1,936)
Repurchase of senior notes	(4,268)	-
Repurchase of zero coupon convertible debentures	(156,330)	(94,501)
Proceeds from exercise of stock options	53,118	35,563
Excess tax benefits from stock-based compensation arrangements	6,431	-

Net cash used for financing activities	(78,237)	(51,381)

Effect of exchange rate changes on cash	2,188	(9,100)

Net increase (decrease) in cash and cash equivalents	(250,812)	310,919

Cash and cash equivalents at beginning of period	580,661	305,294

Cash and cash equivalents at end of period	$329,849	$616,213

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended March 31, 2006, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In June 2006, the Financial Accounting Standards Board (“FASB”) ratified the provisions of Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The company is currently evaluating the impact of adopting the provisions of EITF Issue No. 06-2.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48.
Note C – Stock-Based Compensation
Effective January 1, 2006, the company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which establish accounting for share-based payment (“SBP”) awards exchanged for employee services and requires companies to expense the estimated fair value of these awards over the requisite employee service period.
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
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the three and six months ended June 30, 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $3,696 ($2,131 net of related taxes or $.02 per share) and $6,156 ($3,936 net of related taxes or $.03 per share) for the three and six months ended June 30, 2006, respectively, relating to the expensing of stock options.
Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the six months ended June 30, 2006 of $6,431 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from SBP awards during the three and six months ended June 30, 2006 was $2,393 and $6,980, respectively. The company is not able to estimate the benefits of such tax deductions for future periods as they depend on, among other things, when employees exercise stock options.
The following table presents the company’s pro forma net income and basic and diluted net income per share for the three and six months ended July 1, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans:

	For the Three	For the Six
	Months Ended	Months Ended
	July 1, 2005	July 1, 2005
Net income, as reported	$58,449	$115,640
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(2,145)	(4,531)

Pro forma net income	$56,304	$111,109

Net income per share:
Basic-as reported	$.50	$.99

Basic-pro forma	$.48	$.95

Diluted-as reported	$.48	$.96

Diluted-pro forma	$.47	$.92

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
For the three and six months ended June 30, 2006 and July 1, 2005, the fair value of SBP awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Volatility (percent) *	37	46	37	48
Expected term (in years) **	4.3	4.4	4.4	4.5
Risk-free interest rate (percent) ***	5.0	3.3	4.7	3.6
Weighted-average fair value per option granted	$12.30	$11.25	$12.28	$11.79

*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.

**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

***	The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.
Stock Options
The following information relates to the stock option activity for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	7,986,752	$26.31
Granted	113,350	34.44
Exercised	(2,070,449)	25.41
Forfeited	(156,695)	26.45

Outstanding at June 30, 2006	5,872,958	26.78	82 months	$36,178

Exercisable at June 30, 2006	2,801,686	24.37	56 months	$22,015

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the second quarter of fiscal 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the fair market value of the company’s stock. The total intrinsic value of options exercised for the six months ended June 30, 2006 and July 1, 2005 was $19,145 and $10,035, respectively.
Cash received from option exercises during the six months ended June 30, 2006 was $53,118 and is included within the financing activities section in the accompanying consolidated statements of cash flows.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for the six months ended June 30, 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	708,824	$23.68
Granted	342,818	33.31
Vested	(113,888)	18.49
Forfeited	(37,785)	25.04

Non-vested shares at June 30, 2006	899,969	27.95

As of June 30, 2006, there was $14,562 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested for the six months ended June 30, 2006 and July 1, 2005 was $4,005 and $4,557, respectively.
Share-Repurchase Program
On February 28, 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share repurchase program. The purpose of this program is to offset some of the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the stock repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission. As of June 30, 2006, no shares have been repurchased under this plan.
Note D – Acquisitions
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
2006
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions based in Mississauga, Canada. SKYDATA maintains sales offices in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales for 2005 were approximately CDN $50,000 (U.S. $43,000). The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and consolidated results of operations.
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
As discussed in Note 2, the preliminary allocation of the net consideration paid for the DNS and Ultra Source acquisitions (the “2005 acquisitions”) is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the valuation of any identifiable intangible assets acquired through these transactions.
The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2005 acquisitions occurred on January 1, 2005:

	For the Three	For the Six
	Months Ended	Months Ended
	July 1, 2005	July 1, 2005
Sales	$3,006,347	$5,922,549
Net income	60,659	118,770

Net income per share:
Basic	$.52	$1.02
Diluted	$.50	$.98
The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisitions had occurred as of the beginning of 2005 or of those results which may be obtained in the future.
Note E – Investments
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
The following presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Marubun/Arrow	$24,163	$23,352
Altech Industries	13,882	14,675
Other	685	932

	$38,730	$38,959

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The equity in earnings (loss) of affiliated companies are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Marubun/Arrow	$562	$548	$1,000	$1,079
Altech Industries	488	14	1,009	561
Other	(5)	-	(19)	-

	$1,045	$562	$1,990	$1,640

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At June 30, 2006 and December 31, 2005, the company’s pro-rata share of this debt was $2,250 and $2,500, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.
Investment Securities
The company has a 3.2% interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The company accounts for these investments in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under Statement No. 115 and EITF Issue No. 03-1, if the fair value of an investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and evidence indicates that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss in the consolidated results of operations.
The fair value of the company’s available-for-sale securities are as follows:

	June 30, 2006		December 31, 2005
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	10,528	(3,387)	12,008	(2,978)

Fair value	$30,574	$7,411	$32,054	$7,820

At July 1, 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of Marubun occurred and, accordingly, recognized a loss of $3,019 ($.03 per share) on the write-down of this investment. The new cost basis of the company’s investment in Marubun at July 1, 2005 was $20,046.
The fair value of the WPG investment has been below the cost basis for more than twelve months. The company has concluded that an other-than-temporary decline has not occurred based upon its intent and ability to hold the WPG investment until the cost is recovered and its assessment of various factors including the broad worldwide and Asia-specific economic factors and publicly available forecasts for sales and earnings growth for WPG and the industry.

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
Note F – Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At June 30, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which expires in February 2008, requires annual renewals of the banks’ underlying liquidity facilities and was renewed in February 2006. The company has not utilized the program since June 2001.
Accounts receivable, net, consists of the following at June 30, 2006 and December 31, 2005:

	June 30,	December 31,
	2006	2005
Accounts receivable	$2,691,277	$2,364,008
Allowance for doubtful accounts	(62,167)	(47,076)

Accounts receivable, net	$2,629,110	$2,316,932

Note G – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2005	$946,357	$106,909	$1,053,266
Acquisitions	7,154	12,276	19,430
Other (primarily foreign currency translation)	37,047	8,499	45,546

June 30, 2006	$990,558	$127,684	$1,118,242

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
Note H – Debt
Loss on Prepayment of Debt
During the first six months of 2006, the company redeemed the total amount outstanding of $283,184 principal amount ($156,354 accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4,125 principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
$2,605 ($1,558 net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2,600 from the date of redemption and repurchase through the respective maturity dates. The company did not repurchase or redeem debt during the second quarter of 2006.
During the second quarter of 2005, the company repurchased, through a series of transactions, $80,835 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1,731 ($1,035 net of related taxes or $.01 per share), including $338 in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $627 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2005, the company repurchased, through a series of transactions, $94,045 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2,086 ($1,247 net of related taxes or $.01 per share), including $456 in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $911 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency interest rate swap, which has a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2006, the company would expect reduced interest expense of approximately $1,200 for the period from July 2006 through January 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $10 at June 30, 2006.
In October 2005, the company had also entered into a cross-currency interest rate swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2006, the company would expect reduced interest expense of approximately $2,000 for the period from April 2006 through October 2006 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $15,304 and a fair value of $517 at June 30, 2006 and December 31, 2005, respectively.
The related unrealized gains and losses on these net investment hedges are recorded in the “Foreign currency translation adjustment”, which is included in the shareholders’ equity section in the accompanying consolidated balance sheets.
Interest Rate Swaps
The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other liabilities” and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheets.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
LIBOR plus a spread (an effective rate of 9.48% and 8.57% at June 30, 2006 and December 31, 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.55% and 5.55% at June 30, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $10,476 and a fair value of $445 at June 30, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.68% and 7.77% at June 30, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $2,307 and $4,053 at June 30, 2006 and December 31, 2005, respectively.
Other
The company maintains a $600,000 revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at June 30, 2006 and December 31, 2005.
Interest expense, net, includes interest income of $1,033 and $3,122 for the three months ended June 30, 2006 and July 1, 2005, respectively, and $3,507 and $5,371 for the six months ended June 30, 2006 and July 1, 2005, respectively.
Note I – Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $3,118 ($1,894 net of related taxes or $.02 per share) and $4,847 ($2,925 net of related taxes or $.02 per share) in the second quarter of 2006 and 2005, respectively, and restructuring charges of $4,639 ($2,814 net of related taxes or $.02 per share) and $8,885 ($5,458 net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) for the six months ended June 30, 2006 and July 1, 2005, respectively.
Restructurings
Included in the total restructuring charges above for the second quarter and first six months of 2006 are $2,889 and $4,670, respectively, primarily consisting of $2,427 and $3,349, respectively, related to previously announced actions the company has committed to take in an ongoing effort to improve its operating efficiencies. These previously announced actions are expected to generate annual cost savings of approximately $6,000 beginning in 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions, which is primarily expected to be spent in cash, total approximately $1,000.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61,653, which include a restructuring charge of $248 and $101 for the second quarter and six months ended June 30, 2006, respectively, and a restructuring charge of $5,030 and $9,256 for the second quarter and six months ended July 1, 2005, respectively. Approximately 80% of the total charge was spent in cash.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The previously discussed restructuring charges are comprised of the following at June 30, 2006:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$4,640	$1,929	$348	$6,917
Additions (a)	3,690	1,165	(84)	4,771
Payments	(3,886)	(918)	-	(4,804)
Foreign currency translation	3	34	26	63

June 30, 2006	$4,447	$2,210	$290	$6,947

(a)	Includes personnel costs associated with the elimination of approximately 200 positions in the first six months of 2006 primarily within multiple functions in North America.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of June 30, 2006, relating to the 2001 restructuring, total $230,062 which include restructuring credits of $19 and $183 recorded against the accrual in the second quarter of 2006 and 2005, respectively, and $132 and $371 recorded against the accrual in the first six months of 2006 and 2005, respectively. As of June 30, 2006, cumulative cash payments of $33,338 ($524 and $1,092 in the second quarter and first six months of 2006, respectively) and non-cash usage of $190,879 were recorded against the accrual. As of June 30, 2006 and December 31, 2005, the company had $5,845 and $7,069, respectively, of unused accruals of which $2,594 and $3,596, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,251 and $3,473 at June 30, 2006 and December 31, 2005, respectively, primarily relate to the termination of certain customer programs.
Integration
As of June 30, 2006, the integration accrual was $4,965 relating to certain acquisitions made prior to 2005, as follows:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$24	$4,374	$1,370	$5,768
Payments	(295)	(423)	(322)	(1,040)
Reclassification	271	(346)	75	-
Non-cash usage	-	(59)	-	(59)
Foreign currency translation	-	259	37	296

June 30, 2006	$-	$3,805	$1,160	$4,965

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $17,757 as of June 30, 2006, of which $14,236 is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $4,447 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

-	The facilities accruals totaling $8,609 relate to terminated leases with expiration dates through 2010 of which $3,003 will be paid in 2006. The minimum lease payments for these leases are $2,341 in 2007, $1,317 in 2008, $1,135 in 2009, and $813 in 2010.

-	The customer termination accrual of $3,251 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
-	Other of $1,450 primarily relates to certain terminated contracts, and is expected to be utilized over several years.
The company’s restructuring and integration programs primarily impacted its electronic components business segment and multiple functions in North America.
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
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net income, as reported	$92,763	$58,449	$174,342	$115,640
Adjustment for interest expense on convertible debentures, net of tax	-	1,553	524	3,226

Net income, as adjusted	$92,763	$60,002	$174,866	$118,866

Net income per share:
Basic	$.76	$.50	$1.44	$.99

Diluted (a)	$.76	$.48	$1.42	$.96

Weighted average shares outstanding - basic	121,820	117,009	121,213	116,604
Net effect of various dilutive stock-based compensation awards	731	1,349	870	1,337
Net effect of dilutive convertible debentures	-	5,883	937	6,195

Weighted average shares outstanding - diluted	122,551	124,241	123,020	124,136

(a)	The effect of options to purchase 1,306 shares for both the three and six months ended June 30, 2006, and the effect of options to purchase 4,264 and 5,218 shares for the three and six months ended July 1, 2005, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Comprehensive Income (Loss)
Comprehensive income (loss) is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income (loss) are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Net income	$92,763	$58,449	$174,342	$115,640
Foreign currency translation adjustments (a)	63,209	(106,034)	86,461	(182,691)
Unrealized gain (loss) on securities and minimum pension liability adjustments	(4,826)	471	(1,192)	2,343

Comprehensive income (loss)	$151,146	$(47,114)	$259,611	$(64,708)

(a)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$604	$475	$1,208	$950
Interest cost	1,977	2,068	3,954	4,136
Expected return on plan assets	(1,586)	(1,600)	(3,172)	(3,200)
Amortization of unrecognized net loss	779	740	1,558	1,480

Net periodic benefit costs	$1,774	$1,683	$3,548	$3,366

Note M – Contingencies
Reference is made to Note L to the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended March 31, 2006 (“Note L”), as well as Note 15 to the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Note 15”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics (“Wyle”) in 2000 and certain litigation from its purchase of Tekelec in 2000.
Environmental and Related Matters
As discussed in Note L and Note 15, the company assumed certain of the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for any environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its laboratory division.
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
Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is currently under way. The company currently estimates that additional cost of remediation under the Removal Action Work Plan ranges from $100 to $750. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $240. Additional onsite remediation activities are underway, with estimated additional implementation costs of $550.
Even as the above-referenced remedial activities are underway, investigation and characterization of the Norco site continue. A series of additional work plans and technical memoranda were submitted to the DTSC during late 2005 for additional onsite and offsite characterization activities. Most of these plans have been approved and the others are expected to be approved. It is estimated that the cost of implementing these plans is $880. Design and feasibility studies for source control and remediation measures related to offsite contamination were submitted to the DTSC early in 2006, and the review and discussion of such measures is ongoing. In addition, other indoor air quality issues and related ground water monitoring activities are now underway. The cost of implementation of such measures, if they are approved, is estimated to be between $3,300 and $5,300.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
In addition, the company has been named as a defendant in three suits related to the Norco facility, all of which have been consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs.
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
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Based on the opinion of counsel received during the second quarter of 2006, the company increased the receivable for amounts due from E.ON AG to $13,700. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. To date, the cumulative estimate of recoveries have offset estimates of expense.
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
The company has entered into a comprehensive settlement agreement with the BIS resolving these matters. The company neither admitted nor denied the violations, and paid a fine of $20.
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
(Unaudited)
Note N – Segment and Geographic Information
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
Sales and operating income (loss), by segment, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Sales:
Electronic Components	$2,757,058	$2,169,514	$5,365,967	$4,355,891
Computer Products	679,974	598,033	1,263,528	1,138,527

Consolidated	$3,437,032	$2,767,547	$6,629,495	$5,494,418

Operating income (loss):
Electronic Components	$163,766	$115,665	$310,949	$218,244
Computer Products	29,833	30,558	53,839	59,410
Corporate (a)	(30,458)	(27,465)	(52,414)	(50,403)

Consolidated	$163,141	$118,758	$312,374	$227,251

(a)	Includes restructuring charges of $3,118 and $4,639 for the three and six months ended June 30, 2006, respectively. Also included is an acquisition indemnification credit of $1,672 for the six months ended July 1, 2005, as well as restructuring charges of $4,847 and $8,885 for the three and six months ended July 1, 2005, respectively.
Total assets, by segment, are as follows:

	June 30,	December 31,
	2006	2005
Electronic Components	$5,071,411	$4,584,378
Computer Products	783,746	820,114
Corporate	690,254	640,425

Consolidated	$6,545,411	$6,044,917

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,	July 1,	June 30,	July 1,
	2006	2005	2006	2005
Americas (b)	$1,757,243	$1,603,765	$3,354,483	$3,110,557
EMEASA	1,110,793	838,321	2,174,909	1,754,114
Asia/Pacific	568,996	325,461	1,100,103	629,747

Consolidated	$3,437,032	$2,767,547	$6,629,495	$5,494,418

(b)	Includes sales related to the United States of $1,634,786 and $1,499,694 for the three months ended June 30, 2006 and July 1, 2005, respectively, and $3,103,918 and $2,891,366 for the six months ended June 30, 2006 and July 1, 2005, respectively.
Total assets, by geographic area, are as follows:

	June 30,	December 31,
	2006	2005
Americas (c)	$3,406,389	$3,417,448
EMEASA	2,320,142	1,973,731
Asia/Pacific	818,880	653,738

Consolidated	$6,545,411	$6,044,917

(c)	Includes total assets related to the United States of $3,279,491 and $3,310,221 at June 30, 2006 and December 31, 2005, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: electronic components and computer products. Consolidated sales for the second quarter of 2006 grew by 24.2%, compared with the year-earlier period, primarily as a result of continued sales growth in the worldwide components businesses and the impact of acquisitions. The acquisitions of DNSint.com AG (“DNS”) and Ultra Source Technology Corp. (“Ultra Source”), which were completed in December 2005, contributed sales of $291.8 million in the second quarter of 2006. Consolidated sales for the second quarter of 2006 increased 14.3% as compared with the pro forma consolidated sales for the second quarter of 2005, which include DNS and Ultra Source. The sales increase of 16.7% in the North American Components (“NAC”) businesses for the second quarter of 2006, compared with the year-earlier period, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales growth of 21.5% in the EMEASA (Europe, Middle East, Africa, and South America) components businesses, compared with the year-earlier period, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives. Sales grew by 25.4% in the Asia/Pacific components businesses on a pro forma basis, including Ultra Source in the second quarter of 2005, due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales growth of 13.7% in the worldwide computer products business is primarily due to the acquisition of DNS and growth in storage and industry standard servers offset, in part, by lower sales in North America due to a decline in software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
Net income increased to $92.8 million in the second quarter of 2006, compared with net income of $58.4 million in the second quarter of 2005. The increase in net income is due to increased sales, the impact of efficiency initiatives reducing operating expenses, and, to a lesser extent, the acquisitions of DNS and Ultra Source. The acquisitions of DNS and Ultra Source generated net income of $3.3 million in the second quarter of 2006. The following items also impact the comparability of the company’s results:
Three Months Ended June 30, 2006 and July 1, 2005:
•	stock option expense of $3.7 million ($2.1 million net of related taxes) in 2006 resulting from the company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”);

•	restructuring charges of $3.1 million ($1.9 million net of related taxes) in 2006 and $4.8 million ($2.9 million net of related taxes) in 2005;

•	a loss on the prepayment of debt of $1.7 million ($1.0 million net of related taxes) in 2005; and

•	a loss of $3.0 million on the write-down of an investment in 2005.
Six Months Ended June 30, 2006 and July 1, 2005:
•	stock option expense of $6.2 million ($3.9 million net of related taxes) in 2006 resulting from the company’s adoption of Statement No. 123(R);

•	restructuring charges of $4.6 million ($2.8 million net of related taxes) in 2006 and $8.9 million ($5.5 million net of related taxes) in 2005;

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005;

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006 and $2.1 million ($1.2 million net of related taxes) in 2005; and

•	a loss of $3.0 million on the write-down of an investment in 2005.
Sales
Consolidated sales for the second quarter and first six months of 2006 increased $669.5 million, or 24.2%, and $1.1 billion, or 20.7%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the second quarter of 2005 is driven by an increase of $587.5 million, or 27.1%, in the worldwide electronic components business and an increase of $81.9 million, or 13.7%, in the worldwide computer products business, compared with the year-earlier period. The increase in consolidated sales over the first six months of 2005 is driven by an increase of $1.0 billion, or 23.2%, in the worldwide electronic components business and an increase of $125.0 million, or 11.0%, in the worldwide computer products business, compared with the year-earlier period.
The growth in the worldwide electronic components business, over the second quarter of 2005, was primarily driven by the sales increase in the NAC businesses of 16.7%, the sales increase in the EMEASA components businesses of 21.5%, and the sales increase in the Asia/Pacific businesses of 25.4% on a pro forma basis including Ultra Source in the second quarter of 2005. The growth in the worldwide electronic components business, over the first six months of 2005, was primarily driven by, the sales increase in the NAC businesses of 15.3%, the sales increase in the EMEASA components businesses of 13.5%, and the sales increase in the Asia/Pacific businesses of 27.1% on a pro forma basis including Ultra Source in the first six months of 2005. The sales increase in the NAC businesses for the second quarter and first six months of 2006, compared with the year-earlier periods, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales increase in the EMEASA components businesses for the second quarter and first six months of 2006, compared with the year-earlier periods, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives. The sales increase in the Asia/Pacific businesses for the second quarter and first six months of 2006, compared with the year-earlier periods, is due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base.
The growth in the worldwide computer products business of 13.7% and 11.0% for the second quarter and first six months of 2006, respectively, compared with the year-earlier periods, is primarily due to the acquisition of DNS in December 2005 and the growth in storage and industry standard servers, offset, in part, by lower sales in North America due to a decline in software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in reduced sales of $1.7 million and $67.4 million for the second quarter and first six months of 2006, respectively, compared with the year-earlier periods, due to a strengthened U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 24.3% and 21.9% for the second quarter and first six months of 2006, respectively.
Gross Profit
The company recorded gross profit of $524.4 million and $1.0 billion in the second quarter and first six months of 2006, respectively, compared with $441.3 million and $873.6 million in the year-earlier periods. The gross profit margin for the second quarter and first six months of 2006 decreased by approximately 70 and 60 basis points, respectively, when compared with the year-earlier periods. The decrease in gross profit margin is primarily the result of the acquisition of DNS and Ultra Source, which have lower gross profit (as well as a lower operating expense structure). Excluding the impact of these acquisitions, gross profit margins would have been flat in each period when compared with the year-earlier periods.
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
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $3.7 million ($2.1 million net of related taxes or $.02 per share) and $6.2 million ($3.9 million net of related taxes or $.03 per share) for the three and six months ended June 30, 2006, respectively, relating to the expensing of stock options. The company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material. See Note C to the accompanying notes to consolidated financial statements included in this quarterly report on Form 10-Q (“Note C”) for a further discussion on stock-based compensation.
Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $3.1 million ($1.9 million net of related taxes or $.02 per share) and $4.8 million ($2.9 million net of related taxes or $.02 per share) in the second quarter of 2006 and 2005, respectively, and restructuring charges of $4.6 million ($2.8 million net of related taxes or $.02 per share) and $8.9 million ($5.5 million net of related taxes or $.04 and $.03 per share on a basic and diluted basis, respectively) for the six months ended June 30, 2006 and July 1, 2005, respectively.
Restructurings
Included in the total restructuring charges above for the second quarter and first six months of 2006 are $2.9 million and $4.7 million, respectively, primarily consisting of $2.4 million and $3.3 million, respectively, related to previously announced actions the company has committed to take in an ongoing effort to improve its operating efficiencies. These previously announced actions are expected to generate annual cost savings of approximately $6 million beginning in 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions, which is primarily expected to be spent in cash, total approximately $1 million.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61.7 million, which include a restructuring charge of $.2 million and $.1 million for the second quarter and six months ended June 30, 2006, respectively, and a restructuring charge of $5.0 million and $9.3 million for the second quarter and six months ended July 1, 2005, respectively. Approximately 80% of the total charge was spent in cash.
As of June 30, 2006, $6.9 million of the previously discussed charges were accrued but unused of which $4.4 million are for personnel costs, $2.2 million are to address remaining facilities commitments, and $.3 million are for other remaining contractual obligations.
Also in the second quarter and first six months of 2006, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $19 thousand and $.1 million, respectively. In the second quarter and first six months of 2005, the company recorded a restructuring credit of $.2 million and $.4 million, respectively, against the accrual. As of June 30, 2006, $5.8 million was accrued but unused of which $2.6 million is to address remaining real estate lease commitments and $3.3 million primarily relates to the termination of certain customer programs.
Integration
As of June 30, 2006, the integration accrual was $5.0 million relating to certain acquisitions made prior to 2005, for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $17.8 million as of June 30, 2006, of which $14.2 million is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $4.4 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent during 2006.

-	The facilities accruals totaling $8.6 million relate to terminated leases with expiration dates through 2010 of which $3.0 million will be paid in 2006. The minimum lease payments for these leases are approximately $2.4 million in 2007, $1.3 million in 2008, $1.1 million in 2009, and $.8 million in 2010.

-	The customer termination accrual of $3.3 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1.5 million primarily relates to certain terminated contracts, and is expected to be utilized over several years.
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
Operating Income
The company recorded operating income of $163.1 million and $312.4 million in the second quarter and first six months of 2006, respectively, as compared with operating income of $118.8 million and $227.3 million in the year-earlier periods. The increase in operating income is a result of increased sales and lower restructuring charges and depreciation and amortization expenses offset, in part, by the acquisition indemnification credit which only occurred in the first six months of 2005 and an increase in selling, general and administrative expenses to support higher sales levels.
Selling, general and administrative expenses increased $42.6 million, or 14.0%, in the second quarter of 2006 on a sales increase of 24.2% compared with the second quarter of 2005, and $59.6 million, or 9.7%, in the first six months of 2006 on a sales increase of 20.7% compared with the first six months of 2005. The dollar increase in selling, general and administrative expenses in the second quarter and first six months of 2006, as compared with the year-earlier periods, is due to selling, general and administrative expenses incurred by DNS and Ultra Source of $13.7 million and $28.7 million, respectively, as well as $3.7 million and $6.2 million, respectively, for the expensing of stock options as a result of the company adopting Statement No. 123(R) with the difference attributable to higher professional fees to support the company’s initiatives for future growth and higher variable selling expenses due to increased sales period over period. Selling, general and administrative expenses as a percentage of sales was 10.1% and 11.0% for the second quarter of 2006 and 2005, respectively, and 10.1% and 11.2% for the first six months of 2006 and 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of 2006, as compared with the year-earlier periods, is primarily due to efficiencies realized from the company’s cost savings initiatives.
Loss on Prepayment of Debt
During the first six months of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates. The company did not repurchase or redeem debt during the second quarter of 2006.
During the second quarter of 2005, the company repurchased, through a series of transactions, $80.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1.7 million ($1.0 million net of related taxes or $.01 per share), including $.3 million in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $.6 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During the first six months of 2005, the company repurchased, through a series of transactions, $94.0 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2.1 million ($1.2 million net of related taxes or $.01 per share), including $.5 million in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $.9 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Write-down of Investment
At July 1, 2005, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation occurred and, accordingly, recognized a loss of $3.0 million ($.03 per share) on the write-down of this investment.
Interest Expense
Net interest expense decreased 1.6% and 1.1% in the second quarter and first six months of 2006, respectively, compared with the year-earlier periods. The reduction in net interest expense was primarily a result of lower debt balances offset by higher variable rate debt and reduced interest income. During the first six months of 2006, the company prepaid $160.5 million of debt.
Income Taxes
The company recorded an income tax provision of $47.1 million and $88.7 million on income before income taxes and minority interest of $140.2 million and $263.8 million for the second quarter and first six months of 2006, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $31.6 million and $59.4 million on income before income taxes and minority interest of $90.2 million and $175.3 million, respectively.
The income taxes recorded for the second quarter and first six months of 2006 were impacted by the previously discussed restructuring charges. The income taxes recorded for the first six months of 2006 were also impacted by the previously discussed loss on prepayment of debt. The income taxes recorded for the second quarter and first six months of 2005 were impacted by the previously discussed restructuring charges and loss on prepayment of debt. The income taxes recorded for the first six months of 2005 were also impacted by the previously discussed acquisition indemnification credit. There was no tax benefit provided on the previously discussed write-down of an investment during the second quarter and first six months of 2005 as this unrealized capital loss was not deductible for tax purposes. The company’s income tax provision and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
Net Income
The company recorded net income of $92.8 million in the second quarter of 2006 and $174.3 million in the first six months of 2006, compared with $58.4 million and $115.6 million in the comparable year-earlier periods. Included in the results for the second quarter and first six months of 2006 are the previously discussed stock option expense of $2.1 million and $3.9 million, respectively, and restructuring charges of $1.9 million and $2.8 million, respectively. Also included for the first six months of 2006 is the previously discussed loss on prepayment of debt of $1.6 million. Included in the results for the second quarter and first six months of 2005 are the previously discussed restructuring charges of $2.9 million and $5.5 million, respectively, loss on prepayment of debt of $1.0 million and $1.2 million, respectively, and loss of $3.0 million on the write-down of an investment. Also included for the first six months of 2005 is the previously discussed acquisition indemnification credit of $1.3 million.
Liquidity and Capital Resources
At June 30, 2006 and December 31, 2005, the company had cash and cash equivalents of $329.8 million and $580.7 million, respectively. The net amount of cash utilized in the company’s operating activities during the six months ended June 30, 2006 was $130.8 million, primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. The net amount of cash used for investing activities during the six months ended June 30, 2006 was $43.9 million, primarily reflecting $27.5 million for various capital expenditures and $19.5 million for cash consideration paid for acquired businesses. The net amount of cash used for financing activities during the six months ended June 30, 2006 was $78.2 million, including $160.6 million used to repurchase convertible debentures and senior notes and $15.7 million in other long-term debt repayments, offset by $53.1 million for proceeds from the exercise of stock options, a change in short-term borrowings of $38.5 million, and $6.4 million relating to excess tax benefits from stock-based compensation. The effect of exchange rate changes on cash was an increase of $2.2 million.
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
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 68.1% and 63.1% at June 30, 2006 and December 31, 2005, respectively.
The net amount of cash utilized in the company’s operating activities during the six months ended June 30, 2006 was $130.8 million primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, offset, in part, from earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. Working capital, as a percentage of sales, was 18.7% in the second quarter of 2006 compared with 18.3% in the second quarter of 2005. The company strategically invested in inventory during the second quarter of 2006 to drive the growth in sales.
Cash Flows from Investing Activities
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”) a value-added distributor of data storage solutions based in Mississauga, Canada. Total SKYDATA sales for 2005 were approximately CDN $50.0 million (U.S. $43.0 million).
During the first quarter of 2006, the company made a payment of $3.4 million which was capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in Arrow/Rapac Ltd. to 100%. There were no such payments made in the first six months of 2005.
During the six months ended July 1, 2005, the net proceeds from the sale of short-term investments were $158.6 million. This amount has been reinvested in cash equivalents.
Capital expenditures were $27.5 million and $4.6 million in the first six months of 2006 and 2005, respectively. The first six months of 2006 includes $11.8 million related to the design and implementation of a new global financial system.
Cash Flows from Financing Activities
Proceeds from the exercise of stock options were $53.1 million and $35.6 million in the first six months of 2006 and 2005, respectively.
During the first six months of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its convertible debentures and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share). As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.
During the first six months of 2005, the company repurchased, through a series of transactions, $94.0 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $2.1 million ($1.2 million net of related taxes or $.01 per share), including $.5 million in cash. As a result of these transactions, net interest expense was reduced by approximately $.9 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.48% and 8.57% at June 30, 2006 and December 31, 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.55% and 5.55% at June 30, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $10.5 million and a fair value of $.4 million at June 30, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.68% and 7.77% at June 30, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $2.3 million and $4.1 million at June 30, 2006 and December 31, 2005, respectively.
The company maintains a $600.0 million revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at June 30, 2006 and December 31, 2005. The facility fee related to the revolving credit agreement is .175% per annum.
The company has a $550.0 million asset securitization program (the “program”). At June 30, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The company has not utilized the program since June 2001. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, expires in February 2008. In February 2006, the program was renewed with the facility fee reduced to .175%.
Restructuring and Integration Activities
Based on the previously discussed restructuring and integration activities, at June 30, 2006, the company has a remaining accrual of $17.8 million, of which $14.2 million is expected to be spent in cash. The expected cash payments are approximately $7.5 million in 2006, $2.7 million in 2007, $1.7 million in 2008, $1.5 million in 2009, and $.8 million thereafter.
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
The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) which was effective August 13, 2005 in certain EU member countries. A few of the member countries, however, have not yet enacted legislation or delayed their legislation’s effective date. Under WEEE, a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU. To date, there has not been a material impact to the company’s business due to the implementation of WEEE. It is unclear what business impact, if any, WEEE will have on the company’s operations. Thus, it is difficult to quantify the impact, if any, of WEEE on the company’s financial performance.
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
The company believes there have been no significant changes, during the six month period ended June 30, 2006 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
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
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note C. The assumptions used in calculating the fair value of SBP awards represent management’s best estimates. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. See Note C for a further discussion on stock-based compensation.
Impact of Recently Issued Accounting Standards
See Note B to the accompanying notes to consolidated financial statements for a full description of recent accounting pronouncements including the anticipated dates of adoption and effects on results of operations and financial condition.
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s ongoing planned implementation of its new global financial system, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at June 30, 2006 and December 31, 2005 was $323.3 million and $228.4 million, respectively. The carrying amounts, which are nominal, approximated fair value at June 30, 2006 and December 31, 2005. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in reduced sales of $67.4 million and reduced operating income of $3.1 million for the six months ended June 30, 2006, compared with the year-earlier period, based on 2005 sales at the average rate for 2006. Sales and operating income would have decreased by $193.1 million and $7.4 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first six months of 2006. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
The company entered into a cross-currency swap during the second quarter of 2006 for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets. The 2006 cross-currency swap will also effectively convert the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2006, the company would expect reduced interest expense of approximately $1.2 million for the period from July 2006 through January 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $10 thousand at June 30, 2006.
The company had also entered into a cross-currency swap during the fourth quarter of 2005 for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets. The 2005 cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2006, the company would expect reduced interest expense of approximately $2.0 million for the period from April 2006 through October 2006 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $15.3 million and a fair value of $.5 million at June 30, 2006 and December 31, 2005, respectively.
Interest Rate Risk
At June 30, 2006, approximately 51% of the company’s debt was subject to fixed rates, and 49% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the second quarter of 2006. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2006. Based on such evaluation, they have concluded that, as of June 30, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.
Transition of Business and Financial Systems
During July 2006, the company completed the process of installing certain modules in North America as part of a phased implementation schedule associated with the design of a new global financial system. Additional installations of other modules are expected to be completed during the second half of 2006. The implementation of the new global financial system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operations of the new financial system.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
•	The Risk Factor entitled “The Commerce Department may levy substantial fines on the company or may limit its ability to export products” is hereby deleted in its entirety and replaced with the following:

The regulatory authorities in the jurisdiction for which the company ships product could levy substantial fines on the company or may limit its ability to export and re-export products if it ships product in violation of applicable export regulations.

A significant percentage of our sales are made outside of the United States through the exporting and re-exporting of product. Many of the products the company sells are either manufactured in the United States or based on U.S. technology (“U.S. Products”). As a result, in addition to the local jurisdictions’ export regulations applicable to individual shipments, U.S. Products are subject to the Export Administration Regulations (“EAR”), administered by the Bureau of Industry and Security of the U.S. Department of Commerce (“BIS”) when exported and re-exported to and from all international jurisdictions. Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including the BIS, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates. Non-compliance with the EAR or the export regulations in the jurisdictions from which the company exports product can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body, such as the BIS, determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted. Such results could have a material adverse effect on the company’s business.

•	The Risk Factor entitled “The company relies heavily on its internal information systems which, if not properly functioning, could materially adversely affect the company’s business” is hereby deleted in its entirety and replaced with the following:

The company relies heavily on its internal information systems which, if not properly functioning, could materially adversely affect the company’s business.

The company recently completed the process of installing certain modules in North America as part of a phased implementation schedule associated with the design of a new global financial system. The implementation and installation of the entire global financial system will be complicated and will take more than one year to finalize. There is no guarantee that the implementation will be successful or that there will not be integration difficulties that will adversely affect the company’s operations or the accurate recording and reporting of financial data. Failure of its internal information systems or material difficulties in upgrading its global financial system could have material adverse effects on the company’s business.

Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The company’s Annual Meeting of Shareholders was held on May 2, 2006 (the “Annual Meeting”).

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:
(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld
Daniel W. Duval	105,874,335	3,706,025
John N. Hanson	109,173,473	406,887
Richard S. Hill	107,294,427	2,285,933
M. F. (Fran) Keeth	109,171,248	409,112
Roger King	108,042,625	1,537,735
Karen Gordon Mills	107,974,759	1,605,601
William E. Mitchell	107,977,659	1,602,701
Stephen C. Patrick	109,175,983	404,377
Barry W. Perry	109,175,938	404,422
John C. Waddell	107,799,039	1,781,321

(ii)	The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 107,747,905 shares in favor; 1,771,126 shares against; and 61,329 shares abstaining.
Item 6. Exhibits.

Exhibit
Number	Exhibit

31(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of William E. Mitchell, Chief Executive Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Paul J. Reilly, Chief Financial Officer, under Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: July 25, 2006	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer