Form 10-Q
period 2006-09-30
ARROW ELECTRONICS INC
filed 2006-11-08
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4482
ARROW ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1806155 (I.R.S. Employer Identification Number)

50 Marcus Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 122,232,712 shares of Common Stock, $1 par value, outstanding as of November 6, 2006.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales	$3,454,297	$2,710,168	$10,083,792	$8,204,586

Costs and expenses:
Cost of products sold	2,946,214	2,290,912	8,563,742	6,911,768
Selling, general and administrative expenses	342,951	290,376	1,015,607	903,454
Depreciation and amortization	10,881	10,530	33,179	36,550
Restructuring charges	1,779	112	6,418	8,997
Acquisition indemnification credit	-	-	-	(1,672)

	3,301,825	2,591,930	9,618,946	7,859,097

Operating income	152,472	118,238	464,846	345,489
Equity in earnings of affiliated companies	1,550	1,373	3,540	3,013
Loss on prepayment of debt	-	1,123	2,605	3,209
Write-down of investment	-	-	-	3,019
Interest expense, net	25,869	22,291	73,831	70,766

Income before income taxes and minority interest	128,153	96,197	391,950	271,508
Provision for income taxes	42,097	32,399	130,834	91,770

Income before minority interest	86,056	63,798	261,116	179,738
Minority interest	138	275	856	575

Net income	$85,918	$63,523	$260,260	$179,163

Net income per share:
Basic	$.70	$.54	$2.14	$1.53

Diluted	$.70	$.52	$2.12	$1.48

Average number of shares outstanding:
Basic	122,053	118,594	121,493	117,265
Diluted	122,850	124,162	123,179	124,010
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$252,851	$580,661
Accounts receivable, net	2,637,248	2,316,932
Inventories	1,628,486	1,494,982
Prepaid expenses and other assets	141,234	124,899

Total current assets	4,659,819	4,517,474

Property, plant and equipment, at cost:
Land	41,867	41,855
Buildings and improvements	163,529	160,012
Machinery and equipment	462,455	426,239

	667,851	628,106
Less: Accumulated depreciation and amortization	(417,405)	(392,641)

Property, plant and equipment, net	250,446	235,465

Investments in affiliated companies	39,035	38,959
Cost in excess of net assets of companies acquired	1,117,130	1,053,266
Other assets	216,596	199,753

Total assets	$6,283,026	$6,044,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,537,704	$1,628,568
Accrued expenses	500,405	434,644
Short-term borrowings, including current portion of long-term debt	292,376	268,666

Total current liabilities	2,330,485	2,331,878

Long-term debt	964,993	1,138,981

Other liabilities	196,850	201,172

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2006 and 2005
Issued - 122,386 and 120,286 shares in 2006 and 2005, respectively	122,386	120,286
Capital in excess of par value	933,846	861,880
Retained earnings	1,659,675	1,399,415
Foreign currency translation adjustment	92,649	13,308

	2,808,556	2,394,889

Less: Treasury stock (226 and 272 shares in 2006 and 2005, respectively), at cost	(6,039)	(7,278)
Unamortized employee stock awards	-	(2,395)
Other	(11,819)	(12,330)

Total shareholders’ equity	2,790,698	2,372,886

Total liabilities and shareholders’ equity	$6,283,026	$6,044,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$260,260	$179,163
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	33,179	36,550
Accretion of discount on zero coupon convertible debentures	876	7,166
Amortization of deferred financing costs and discount on notes	2,152	2,796
Amortization of restricted stock and performance awards	6,743	5,209
Amortization of employee stock options	9,559	-
Excess tax benefits from stock-based compensation arrangements	(6,486)	-
Equity in earnings of affiliated companies	(3,540)	(3,013)
Deferred income taxes	(20,235)	94
Restructuring charges	3,915	5,016
Loss on prepayment of debt	1,558	1,919
Minority interest	856	575
Acquisition indemnification credit	-	(1,267)
Write-down of investment	-	3,019
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(267,820)	(152,656)
Inventories	(102,568)	57,221
Prepaid expenses and other assets	(10,739)	(5,072)
Accounts payable	(122,696)	156,910
Accrued expenses	43,572	1,977
Other	4,453	447

Net cash provided by (used for) operating activities	(166,961)	296,054

Cash flows from investing activities:
Acquisition of property, plant and equipment	(41,670)	(19,789)
Proceeds from sale of facilities	-	18,353
Cash consideration paid for acquired businesses	(19,460)	(24,624)
Purchase of short-term investments	-	(230,456)
Proceeds from sale of short-term investments	-	389,056
Other	3,593	4,824

Net cash provided by (used for) investing activities	(57,537)	137,364

Cash flows from financing activities:
Change in short-term borrowings	9,449	9,036
Change in long-term debt	(15,632)	(2,037)
Repurchase of senior notes	(4,268)	-
Repurchase of zero coupon convertible debentures	(156,330)	(152,449)
Proceeds from exercise of stock options	53,705	69,355
Excess tax benefits from stock-based compensation arrangements	6,486	-

Net cash used for financing activities	(106,590)	(76,095)

Effect of exchange rate changes on cash	3,278	(8,950)

Net increase (decrease) in cash and cash equivalents	(327,810)	348,373

Cash and cash equivalents at beginning of period	580,661	305,294

Cash and cash equivalents at end of period	$252,851	$653,667

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the unaudited consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly periods ended June 30, 2006 and March 31, 2006, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2005, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.
Note B — Impact of Recently Issued Accounting Standards
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
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of FIN 48.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, except for the provisions for certain financial instruments that should be applied retrospectively as of the beginning of the year of adoption. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.
In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
132(R)” (“Statement No. 158”) which requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. Statement No. 158 also requires employers to measure a plan’s assets and obligations that determine the funded status at the end of the employer’s fiscal year (with limited exceptions). Statement No. 158 is effective for fiscal years ending after December 15, 2006 and should be applied prospectively. The company is currently evaluating the impact of adopting the provisions of Statement No. 158.
Note C — Stock-Based Compensation
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
Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (collectively, “Statement No. 123”) which used a fair value based method of accounting for SBP awards.
Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized under Statement No. 123.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. Under this transition method, compensation expense for the third quarter and first nine months of 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The company evaluated the need to record a cumulative effect adjustment, upon adoption of Statement No. 123(R), relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $3,403 ($2,239 net of related taxes or $.02 per share on both a basic and diluted basis) and $9,559 ($6,175 net of related taxes or $.05 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively, relating to the expensing of stock options.
Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the first nine months of 2006 of $6,486 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from SBP awards during the third quarter and first nine months of 2006 was $74 and $7,054, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the company’s pro forma net income and basic and diluted net income per share for the third quarter and first nine months of 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30, 2005	September 30, 2005
Net income, as reported	$63,523	$179,163
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(2,262)	(6,793)

Pro forma net income	$61,261	$172,370

Net income per share:
Basic-as reported	$.54	$1.53

Basic-pro forma	$.52	$1.47

Diluted-as reported	$.52	$1.48

Diluted-pro forma	$.50	$1.42

For the third quarter and first nine months of 2006 and 2005, the fair value of SBP awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions and fair values:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Volatility (percent) *	36	39	37	42
Expected term (in years) **	4.6	4.3	4.5	4.4
Risk-free interest rate (percent) ***	4.8	4.0	4.8	3.9
Weighted-average fair value per option granted	$10.47	$11.77	$11.34	$11.78

*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.

**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

***	The risk free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Stock Options
The following information relates to the stock option activity for the first nine months of 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	7,986,752	$26.31
Granted	160,350	32.36
Exercised	(2,098,218)	25.37
Forfeited	(278,180)	27.74

Outstanding at September 30, 2006	5,770,704	26.75	78 months	$16,239

Exercisable at September 30, 2006	2,797,195	24.41	52 months	$10,458

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of the third quarter of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the market value of the company’s stock.
The total intrinsic value of options exercised for the first nine months of 2006 was $19,331.
Cash received from option exercises during the first nine months of 2006 was $53,705 and is included within the financing activities section in the accompanying consolidated statements of cash flows.
Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for the first nine months of 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	708,824	$23.68
Granted	374,664	32.80
Vested	(130,296)	19.47
Forfeited	(90,493)	29.48

Non-vested shares at September 30, 2006	862,699	27.67

As of September 30, 2006, there was $12,703 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested for the first nine months of 2006 was $4,505.
Share-Repurchase Program
On February 28, 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share repurchase program. The purpose of this program is to partially offset the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the stock repurchase program may be made from time to time, as market and business

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission. As of September 30, 2006, no shares have been repurchased under this plan.
Note D — Acquisitions
Reference is made to Note 2 of the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Note 2”) in which the company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid arising out of the company’s acquisitions during 2005. The following acquisitions have been accounted for as purchase transactions and, accordingly, results of operations have been included in the company’s consolidated results from the dates of acquisition.
2006
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales offices in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales for 2005 were approximately $43,000. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
2005
On December 30, 2005, the company acquired DNSint.com AG (“DNS”), a distributor of mid-range computer products in Central, Northern, and Eastern Europe. DNS, which is one of the largest suppliers of Sun Microsystems, Inc. products in Europe, had sales in excess of $400,000 in 2005.
In December 2005, through a series of transactions, the company acquired 70.7% of the common shares of Ultra Source Technology Corp. (“Ultra Source”). Ultra Source is one of the leading electronic components distributors in Taiwan with sales offices and distribution centers in Taiwan, Hong Kong, and the People’s Republic of China. In 2005, Ultra Source had sales in excess of $500,000.
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
The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2005 acquisitions occurred on January 1, 2005:

	For the Three	For the Nine
	Months Ended	Months Ended
	September 30,	September 30,
	2005	2005
Sales	$2,954,329	$8,876,878
Net income	65,578	184,348

Net income per share:
Basic	$.55	$1.57
Diluted	$.54	$1.52
The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisitions had occurred as of the beginning of 2005 or of those results which may be obtained in the future.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd. (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
Other
During the first nine months of 2006 and 2005, the company made payments of $3,400 and $2,027, respectively, which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in majority-owned subsidiaries to 100%.
Note E — Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”), and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Marubun/Arrow	$25,505	$23,352
Altech Industries	13,257	14,675
Other	273	932

	$39,035	$38,959

The equity in earnings (loss) of affiliated companies are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Marubun/Arrow	$1,326	$1,355	$2,326	$2,434
Altech Industries	235	18	1,244	579
Other	(11)	-	(30)	-

	$1,550	$1,373	$3,540	$3,013

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At September 30, 2006 and December 31, 2005, the company’s pro-rata share of this debt was $4,650 and $2,500, respectively. The company believes there is sufficient equity in the joint ventures to cover this potential liability.
Investment Securities
The company has a 3.2% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The company accounts for these investments in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. Under Statement No. 115 and EITF Issue No. 03-1, if the fair value of an investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and the assessment of evidence indicating that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss in the consolidated results of operations.
The fair value of the company’s available-for-sale securities are as follows:

	September 30, 2006		December 31, 2005
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	12,196	(2,840)	12,008	(2,978)

Fair value	$32,242	$7,958	$32,054	$7,820

During the second quarter of 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of Marubun occurred and, accordingly, recognized a loss of $3,019 ($.03 per share on both a basic and diluted basis) on the write-down of this investment. The new cost basis of the company’s investment in Marubun is $20,046.
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
Note F — Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At September 30, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which expires in February 2008, requires annual renewals of the banks’ underlying liquidity facilities and was renewed in February 2006.
Accounts receivable, net, consists of the following at September 30, 2006 and December 31, 2005:

	September 30,	December 31,
	2006	2005
Accounts receivable	$2,709,080	$2,364,008
Allowance for doubtful accounts	(71,832)	(47,076)

Accounts receivable, net	$2,637,248	$2,316,932

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note G — Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2005	$946,357	$106,909	$1,053,266
Acquisitions	10,320	12,185	22,505
Other (primarily foreign currency translation)	33,648	7,711	41,359

September 30, 2006	$990,325	$126,805	$1,117,130

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
Note H — Debt
Loss on Prepayment of Debt
During the first nine months of 2006, the company redeemed the total amount outstanding of $283,184 principal amount ($156,354 accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4,125 principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2,605 ($1,558 net of related taxes or $.01 per share on both a basic and diluted basis) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2,600 from the date of redemption and repurchase through the respective maturity dates. The company did not repurchase or redeem debt during the third quarter of 2006.
During the third quarter of 2005, the company repurchased, through a series of transactions, $57,800 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1,123 ($672 net of related taxes or $.01 per share on both a basic and diluted basis), including $148 in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $205 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During the first nine months of 2005, the company repurchased, through a series of transactions, $151,845 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $604 in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $1,115 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
its net investment in euro denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at September 30, 2006, the company would expect reduced interest expense of approximately $1,200 for the period from July 2006 through January 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a fair value of $911 at September 30, 2006.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets and which has been designated as a net investment hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at September 30, 2006, the company would expect reduced interest expense of approximately $1,600 for the period from October 2006 through April 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $13,365 and a fair value of $517 at September 30, 2006 and December 31, 2005, respectively.
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
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.48% and 8.57% at September 30, 2006 and December 31, 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.50% and 5.55% at September 30, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $3,030 and a fair value of $445 at September 30, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% and 7.77% at September 30, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $1,314 and $4,053 at September 30, 2006 and December 31, 2005, respectively.
Other
The company maintains a $600,000 revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at September 30, 2006 and December 31, 2005.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Interest expense, net, includes interest income of $592 and $4,099 for the third quarter and first nine months of 2006, respectively, and $3,201 and $8,572 for the third quarter and first nine months of 2005, respectively.
Note I — Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $1,779 ($1,101 net of related taxes or $.01 per share on both a basic and diluted basis) and $6,418 ($3,915 net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively, and restructuring charges of $112 (a gain of $442 net of related taxes or $.01 per share on both a basic and diluted basis) and $8,997 ($5,016 net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2005, respectively.
Restructurings
Included in the total restructuring charges above for the third quarter and first nine months of 2006 are $1,780 and $6,450, respectively, related to actions the company has committed to take in an ongoing effort to improve its operating efficiencies, which include $391 and $3,740, respectively, related to previously announced actions. These actions, in the aggregate, are expected to generate annual cost savings of approximately $10,000 beginning in 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions, which is primarily expected to be spent in cash, total approximately $1,000 to $3,000.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61,662, which include restructuring charges of $9 and $110 for the third quarter and first nine months of 2006, respectively, and restructuring charges of $153 and $9,409 for the third quarter and first nine months of 2005, respectively. The restructuring charge for the third quarter and first nine months of 2005 is net of a $1,463 gain on the sale of a facility. Included in the restructuring charge for the first nine months of 2005 is a $1,300 loss resulting from the sale of the company’s Cable Assembly business. Approximately 80% of the total charge was spent in cash.
As of September 30, 2006, the restructuring accrual related to the aforementioned restructurings was $4,903 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$4,640	$1,929	$348	$6,917
Additions (a)	4,963	1,174	423	6,560
Payments	(6,518)	(1,530)	-	(8,048)
Non-cash usage	-	-	(507)	(507)
Foreign currency translation	(77)	32	26	(19)

September 30, 2006	$3,008	$1,605	$290	$4,903

(a)	Includes personnel costs associated with the elimination of approximately 270 positions in the first nine months of 2006 primarily within multiple functions in North America.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of September 30, 2006, relating to the 2001 restructuring, total $230,052 which include restructuring credits of $10 and $41 recorded against the accrual in the third quarter of 2006 and 2005, respectively, and $142 and $412 recorded against the accrual in the first nine months of 2006 and 2005, respectively. As of September 30, 2006, cumulative cash payments of $34,016 ($678 and $1,770 in the third quarter and first nine months of 2006, respectively) and non-cash usage of $190,879 were recorded against the accrual. As of September 30, 2006 and December 31, 2005, the company had $5,157 and $7,069, respectively, of unused accruals of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
which $1,864 and $3,596, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $3,293 and $3,473 at September 30, 2006 and December 31, 2005, respectively, primarily relate to the termination of certain customer programs.
Integration
As of September 30, 2006, the integration accrual was $4,253 relating to certain acquisitions made prior to 2005 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2005	$24	$4,374	$1,370	$5,768
Payments	(295)	(1,118)	(351)	(1,764)
Reclassification	271	(346)	75	-
Non-cash usage	-	(59)	-	(59)
Foreign currency translation	-	275	33	308

September 30, 2006	$-	$3,126	$1,127	$4,253

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $14,313 as of September 30, 2006, of which $10,740 is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $3,008 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-	The facilities accruals totaling $6,595 relate to terminated leases with expiration dates through 2010 of which $1,948 will be paid in 2006. The minimum lease payments for these leases are $1,818 in 2007, $1,158 in 2008, $1,024 in 2009, and $647 in 2010.

-	The customer termination accrual of $3,293 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1,417 primarily relates to certain terminated contracts and is expected to be utilized over several years.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J — Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income, as reported	$85,918	$63,523	$260,260	$179,163
Adjustment for interest expense on convertible debentures, net of tax	-	1,059	524	4,285

Net income, as adjusted	$85,918	$64,582	$260,784	$183,448

Net income per share:
Basic	$.70	$.54	$2.14	$1.53

Diluted (a)	$.70	$.52	$2.12	$1.48

Weighted average shares outstanding - basic	122,053	118,594	121,493	117,265
Net effect of various dilutive stock-based compensation awards	797	1,724	1,063	1,333
Net effect of dilutive convertible debentures	-	3,844	623	5,412

Weighted average shares outstanding - diluted	122,850	124,162	123,179	124,010

(a)	The effect of options to purchase 1,698 and 1,134 shares for the third quarter and first nine months of 2006, respectively, and the effect of options to purchase 1,108 and 2,484 shares for the third quarter and first nine months of 2005, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.
Note K — Comprehensive Income
Comprehensive income is defined as the aggregate change in shareholders’ equity excluding changes in ownership interests. The components of comprehensive income are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$85,918	$63,523	$260,260	$179,163
Foreign currency translation adjustments (a)	(7,120)	6,385	79,341	(176,306)
Unrealized gain on securities and minimum pension liability adjustments	1,703	3,973	511	6,316

Comprehensive income	$80,501	$73,881	$340,112	$9,173

(a)	The foreign currency translation adjustments have not been tax effected as investments in foreign affiliates are deemed to be permanent.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note L — Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Components of net periodic benefit costs:
Service cost	$604	$475	$1,812	$1,425
Interest cost	1,977	2,068	5,931	6,204
Expected return on plan assets	(1,586)	(1,600)	(4,758)	(4,800)
Amortization of unrecognized net loss	779	740	2,337	2,220

Net periodic benefit costs	$1,774	$1,683	$5,322	$5,049

Note M — Contingencies
Reference is made to Note M of the consolidated financial statements included in the company’s Form 10-Q for the quarterly period ended June 30, 2006 (“Note M”), Note L of the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended March 31, 2006 (“Note L”), and Note 15 of the audited consolidated financial statements included in the company’s Annual Report on Form 10-K for the year ended December 31, 2005 (“Note 15”) in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics (“Wyle”) in 2000 and certain litigation from its purchase of Tekelec in 2000.
Tekelec Matters
In 2000, the company purchased Tekelec from Airtronic and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333 ($14,256 at the then year-end exchange rate).
The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations are made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The final report of the experts appointed by the French court, which was issued in December 2005, concluded, based on certain assumptions as indicated by the experts, that the products were defective and caused damages in the amount of €3,742. In August 2006, the claimant commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 plus interest. The claimant is also seeking reimbursement of expenses related to the 2002 proceedings in the amount of €312. The amount of damages, if any, for which Tekelec will ultimately be held liable cannot be ascertained at this time.
Environmental and Related Matters
As discussed in Note M, Note L, and Note 15, in 2000 the company assumed certain of the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its laboratory division.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined.
The company has also been named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., a California Limited Partnership; Murray Neidorf, an individual, v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, a small industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The outcome of the proceedings, as well as the nature of any contamination and the amount of any associated liability, are all as yet unknown.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,300 has been spent to date. Though the complete scope of the characterization effort and the design of any remedial action are not yet known, the company currently estimates additional expenditures at the site at approximately $5,000.
Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is under way. The company currently estimates that additional cost of remediation under the Removal Action Work Plan ranges from $400 to $625. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at $300. Additional onsite remediation activities are underway, with estimated additional implementation costs of $510.
Even as the above-referenced remedial activities are underway, investigation and characterization of the Norco site continue. A series of additional work plans and technical memoranda were submitted to the DTSC during late 2005 for additional onsite and offsite characterization activities and were approved. It is estimated that the cost of implementing these plans is $475 to $600. Design and feasibility studies for source control and remediation measures related to offsite contamination were submitted to the DTSC early in 2006, and the review and discussion of such measures is ongoing. In addition, other indoor air quality issues and related ground water monitoring activities are now underway. The cost of implementation of such measures, if they are approved, is estimated to be between $3,000 and $5,000.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
In addition, the company has been named as a defendant in three suits related to the Norco facility, all of which have been consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The outcome of the cases and the amount of any associated liability are as yet all unknown.
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
E.ON AG has, subject to the terms of the VEBA contract with the company, acknowledged liability in respect to the Norco and Huntsville sites and made an initial, partial payment. The company’s demands for subsequent payments have not been met, however, and in September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments related to those sites and additional damages. The case has since been transferred to the United States District Court for the Central District of California, where it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. The court has ruled that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for the court in Germany, a ruling with which the company disagrees and which it is appealing. Nevertheless, in October 2005, the company filed a related action with regard to such matters against E.ON AG in the Frankfurt am Main Regional Court in Germany.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle, in the amount of $8,729 for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount have not been kept.
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Based on the opinion of counsel received during the third quarter of 2006, the company increased the receivable for amounts due from E.ON AG by $1,400 to $15,100. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. To date, the cumulative estimate of recoveries have offset estimates of expense.
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
Sales and operating income (loss), by segment, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales:
Electronic Components	$2,793,436	$2,167,284	$8,159,403	$6,523,175
Computer Products	660,861	542,884	1,924,389	1,681,411

Consolidated	$3,454,297	$2,710,168	$10,083,792	$8,204,586

Operating income (loss):
Electronic Components	$148,896	$115,046	$459,845	$333,290
Computer Products	28,965	26,780	82,804	86,190
Corporate (a)	(25,389)	(23,588)	(77,803)	(73,991)

Consolidated	$152,472	$118,238	$464,846	$345,489

(a)	Includes restructuring charges of $1,779 and $6,418 for the third quarter and first nine months of 2006, respectively. Includes restructuring charges of $112 and $8,997 for the third quarter and first nine months of 2005, respectively, as well as an acquisition indemnification credit of $1,672 for the first nine months of 2005.
Total assets, by segment, are as follows:

	September 30,	December 31,
	2006	2005
Electronic Components	$4,873,884	$4,584,378
Computer Products	781,850	820,114
Corporate	627,292	640,425

Consolidated	$6,283,026	$6,044,917

Sales, by geographic area, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Americas (b)	$1,717,728	$1,546,331	$5,072,211	$4,656,888
EMEASA	1,081,253	778,367	3,256,162	2,532,481
Asia/Pacific	655,316	385,470	1,755,419	1,015,217

Consolidated	$3,454,297	$2,710,168	$10,083,792	$8,204,586

(b)	Includes sales related to the United States of $1,590,194 and $4,694,112 for the third quarter and first six months of 2006, respectively, and $1,434,425 and $4,325,791 for the third quarter and first nine months of 2005, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by geographic area, are as follows:

	September 30,	December 31,
	2006	2005
Americas (c)	$3,243,167	$3,417,448
EMEASA	2,246,414	1,973,731
Asia/Pacific	793,445	653,738

Consolidated	$6,283,026	$6,044,917

(c)	Includes total assets related to the United States of $3,104,074 and $3,310,221 at September 30, 2006 and December 31, 2005, respectively.
Note O — Subsequent Event
On October 5, 2006, the company announced that it signed a definitive agreement to acquire Alternative Technology, Inc. (“Alternative Technology”), a leading specialty distributor of access infrastructure and security solutions. Alternative Technology, which is headquartered in Englewood, Colorado, supports value-added resellers in delivering solutions that optimize, accelerate, monitor, and secure an end user’s network. Total 2006 sales are expected to exceed $300 million. This transaction is subject to customary closing conditions and is expected to be completed during the fourth quarter of 2006.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: electronic components and computer products. Consolidated sales for the third quarter of 2006 grew by 27.5%, compared with the year-earlier period, primarily as a result of continued sales growth in the worldwide components businesses and the impact of acquisitions. The acquisitions of DNSint.com AG (“DNS”) and Ultra Source Technology Corp. (“Ultra Source”), which were completed in December 2005, contributed sales of $323.5 million in the third quarter of 2006. Consolidated sales for the third quarter of 2006 increased 16.9%, on a pro forma basis, including DNS and Ultra Source in the third quarter of 2005. The sales increase of 14.0% in the North American Components (“NAC”) businesses for the third quarter of 2006, compared with the year-earlier period, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales growth of 29.6% in the EMEASA (Europe, Middle East, Africa, and South America) components businesses, compared with the year-earlier period, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives. Sales grew by 19.8% in the Asia/Pacific components businesses on a pro forma basis, including Ultra Source in the third quarter of 2005, due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales growth of 21.7% in the worldwide computer products business is primarily due to the acquisition of DNS and growth in storage and industry standard servers offset, in part, by lower sales in North America due to a decline in software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
Net income increased to $85.9 million in the third quarter of 2006, compared with net income of $63.5 million in the third quarter of 2005. The increase in net income is due to increased sales, the impact of efficiency initiatives reducing operating expenses, and, to a lesser extent, the acquisitions of DNS and Ultra Source. The acquisitions of DNS and Ultra Source generated net income of $1.3 million in the third quarter of 2006. The following items also impact the comparability of the company’s results:
Third quarter of 2006 and 2005:
•	stock option expense of $3.4 million ($2.2 million net of related taxes) in 2006 resulting from the company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”);

•	restructuring charges of $1.8 million ($1.1 million net of related taxes) in 2006 and $.1 million (a gain of $.4 million net of related taxes) in 2005; and

•	a loss on the prepayment of debt of $1.1 million ($.7 million net of related taxes) in 2005.
First nine months of 2006 and 2005:
•	stock option expense of $9.6 million ($6.2 million net of related taxes) in 2006 resulting from the company’s adoption of Statement No. 123(R);

•	restructuring charges of $6.4 million ($3.9 million net of related taxes) in 2006 and $9.0 million ($5.0 million net of related taxes) in 2005;

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005;

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006 and $3.2 million ($1.9 million net of related taxes) in 2005; and

•	a loss of $3.0 million on the write-down of an investment in 2005.
Sales
Consolidated sales for the third quarter and first nine months of 2006 increased by $744.1 million, or 27.5%, and $1.88 billion, or 22.9%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the third quarter of 2005 is driven by an increase of $626.2 million, or 28.9%, in the worldwide electronic components business and an increase of $118.0 million, or 21.7%, in the worldwide computer products business, compared with the year-earlier period. The increase in consolidated sales over the first nine months of 2005 is driven by an increase of $1.64 billion, or 25.1%, in the worldwide electronic components business and an increase of $243.0 million, or 14.5%, in the worldwide computer products business, compared with the year-earlier period.
The growth in the worldwide electronic components business, over the third quarter of 2005, was primarily driven by the sales increase in the NAC businesses of 14.0%, the sales increase in the EMEASA components businesses of 29.6%, and the sales increase in the Asia/Pacific components businesses of 19.8% on a pro forma basis, including Ultra Source in the third quarter of 2005. The growth in the worldwide electronic components business, over the first nine months of 2005, was primarily driven by the sales increase in the NAC businesses of 14.8%, the sales increase in the EMEASA components businesses of 18.4%, and the sales increase in the Asia/Pacific components businesses of 24.3%, on a pro forma basis including Ultra Source in the first nine months of 2005. The sales increase in the NAC businesses for the third quarter and first nine months of 2006, compared with the year-earlier periods, is primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base. The sales increase in the EMEASA components businesses for the third quarter and first nine months of 2006, compared with the year-earlier periods, is primarily due to increased end market demand in this region as well as the company’s increased focus on sales related initiatives. The sales increase in the Asia/Pacific businesses for the third quarter and first nine months of 2006, compared with the year-earlier periods, is due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base.
The growth in the worldwide computer products business of 21.7% and 14.5% for the third quarter and first nine months of 2006, respectively, compared with the year-earlier periods, is primarily due to the acquisition of DNS in December 2005 and the growth in storage and industry standard servers, offset, in part, by lower sales in North America due to a decline in software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $31.1 million for the third quarter of 2006 compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 26.3% for the third quarter of 2006. The translation of the company’s international financial statements into U.S. dollars resulted in reduced sales of $36.4 million for the first nine months of 2006 compared with the year-earlier period, due to a strengthened U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased 23.3% for the first nine months of 2006.
Gross Profit
The company recorded gross profit of $508.1 million and $1.52 billion in the third quarter and first nine months of 2006, respectively, compared with $419.3 million and $1.29 billion in the year-earlier periods. The gross profit margin for the third quarter and first nine months of 2006 decreased by approximately 80 and 70 basis points, respectively, when compared with the year-earlier periods. The decrease in gross profit margin is primarily the result of the acquisition of DNS and Ultra Source, which have lower gross profit (as well as a lower operating expense structure). Excluding the impact of these acquisitions, the gross profit margin for the third quarter of 2006 would have increased by approximately 10 basis points, and the gross profit margin for the first nine months of 2006 would have been flat when compared with the year-earlier periods.
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
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $3.4 million ($2.2 million net of related taxes or $.02 per share on both a basic and diluted basis) and $9.6 million ($6.2 million net of related taxes or $.05 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively, relating to the expensing of stock options. The company evaluated the need to record a cumulative effect adjustment, upon adoption of Statement No. 123(R), relating to estimated forfeitures for unvested previously issued awards, and the impact was not deemed to be material. See Note C of the accompanying notes to consolidated financial statements included in this quarterly report on Form 10-Q (“Note C”) for a further discussion on stock-based compensation.
Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $1.8 million ($1.1 million net of related taxes or $.01 per share on both a basic and diluted basis) and $6.4 million ($3.9 million net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively, and restructuring charges of $.1 million (a gain of $.4 million net of related taxes or $.01 per share on both a basic and diluted basis) and $9.0 million ($5.0 million net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2005, respectively.
Restructurings
Included in the total restructuring charges above for the third quarter and first nine months of 2006 are $1.8 million and $6.5 million, respectively, related to actions the company has committed to take in an ongoing effort to improve its operating efficiencies, which include $.4 million and $3.7 million, respectively, related to previously announced actions. These actions, in the aggregate, are expected to generate annual cost savings of approximately $10.0 million beginning in 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions, which is primarily expected to be spent in cash, total approximately $1.0 to $3.0 million.
The company, during 2005, 2004, and 2003, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61.7 million, which include restructuring charges of $9 thousand and $.1 million for the third quarter and first nine months of 2006, respectively, and restructuring charges of $.2 million and $9.4 million for the third quarter and first nine months of 2005, respectively. The restructuring charge for the third quarter and first nine months of 2005 is net of a $1.5 million gain on the sale of a facility. Included in the restructuring charge for the first nine months of 2005 is a $1.3 million loss resulting from the sale of the company’s Cable Assembly business. Approximately 80% of the total charge was spent in cash.
As of September 30, 2006, $4.9 million of the previously discussed charges were accrued but unused of which $3.0 million are for personnel costs, $1.6 million are to address remaining facilities commitments, and $.3 million are for other remaining contractual obligations.
Also in the third quarter and first nine months of 2006, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $10 thousand and $.1 million, respectively. In the third quarter and first nine months of 2005, the company recorded a restructuring credit of $41 thousand and $.4 million, respectively, against the accrual. As of September 30, 2006, $5.2 million was accrued but unused of which $1.9 million is to address remaining real estate lease commitments and $3.3 million primarily relates to the termination of certain customer programs.
Integration
As of September 30, 2006, the integration accrual was $4.3 million relating to certain acquisitions made prior to 2005, for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $14.3 million as of September 30, 2006, of which $10.7 million is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $3.0 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-	The facilities accruals totaling $6.6 million relate to terminated leases with expiration dates through 2010 of which $1.9 million will be paid in 2006. The minimum lease payments for these leases are approximately $1.8 million in 2007, $1.2 million in 2008, $1.0 million in 2009, and $.6 million in 2010.

-	The customer termination accrual of $3.3 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other of $1.4 million primarily relates to certain terminated contracts and is expected to be utilized over several years.
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
Operating Income
The company recorded operating income of $152.5 million and $464.8 million in the third quarter and first nine months of 2006, respectively, as compared with operating income of $118.2 million and $345.5 million in the year-earlier periods.
Selling, general and administrative expenses increased $52.6 million, or 18.1%, in the third quarter of 2006 on a sales increase of 27.5% compared with the third quarter of 2005, and $112.2 million, or 12.4%, in the first nine months of 2006 on a sales increase of 22.9% compared with the first nine months of 2005. The dollar increase in selling, general and administrative expenses in the third quarter and first nine months of 2006, as compared with the year-earlier periods, is due to selling, general and administrative expenses incurred by DNS and Ultra Source of $20.3 million and $49.0 million, respectively, as well as $3.4 million and $9.6 million, respectively, for the expensing of stock options as a result of the company adopting Statement No. 123(R) with the difference attributable to higher professional fees to support the company’s initiatives for future growth and higher variable selling expenses due to increased sales period over period. Selling, general and administrative expenses as a percentage of sales was 9.9% and 10.7% for the third quarter of 2006 and 2005, respectively, and 10.1% and 11.0% for the first nine months of 2006 and 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the third quarter and first nine months of 2006, as compared with the year-earlier periods, is primarily due to efficiencies realized from the company’s cost savings initiatives.
Loss on Prepayment of Debt
During the first nine months of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates. The company did not repurchase or redeem debt during the third quarter of 2006.
During the third quarter of 2005, the company repurchased, through a series of transactions, $57.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis), including $.1 million in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $.2 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.

During the first nine months of 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $.6 million in cash, and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $1.1 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Write-down of Investment
During the second quarter of 2005, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation had occurred, and, accordingly, recognized a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of this investment.
Interest Expense
Net interest expense increased 16.1% and 4.3% in the third quarter and first nine months of 2006, respectively, compared with the year-earlier periods. The increase in net interest expense was primarily a result of higher variable rate debt and reduced interest income, offset by lower debt balances.
Income Taxes
The company recorded an income tax provision of $42.1 million and $130.8 million on income before income taxes and minority interest of $128.2 million and $392.0 million for the third quarter and first nine months of 2006, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $32.4 million and $91.8 million on income before income taxes and minority interest of $96.2 million and $271.5 million, respectively.
The income taxes recorded for the third quarter and first nine months of 2006 were impacted by the previously discussed restructuring charges. The income taxes recorded for the first nine months of 2006 were also impacted by the previously discussed loss on prepayment of debt. The income taxes recorded for the third quarter and first nine months of 2005 were impacted by the previously discussed restructuring charges and loss on prepayment of debt. The income taxes recorded for the first nine months of 2005 were also impacted by the previously discussed acquisition indemnification credit. There was no tax benefit provided on the previously discussed write-down of an investment during the first nine months of 2005 as this unrealized capital loss was not deductible for tax purposes. The company’s income tax provision and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
Net Income
The company recorded net income of $85.9 million and $260.3 million in the third quarter and first nine months of 2006, respectively, compared with $63.5 million and $179.2 million in the comparable year-earlier periods. Included in the results for the third quarter and first nine months of 2006 are the previously discussed stock option expense of $2.2 million and $6.2 million, respectively, and restructuring charges of $1.1 million and $3.9 million, respectively. Also included in the first nine months of 2006 is the previously discussed loss on prepayment of debt of $1.6 million. Included in the results for the third quarter and first nine months of 2005 are the previously discussed restructuring gain of $.4 million and restructuring charges of $5.0 million, respectively, and loss on prepayment of debt of $.7 million and $1.9 million, respectively. Also included in the first nine months of 2005 are the previously discussed acquisition indemnification credit of $1.3 million and loss of $3.0 million on the write-down of an investment. The acquisitions of DNS and Ultra Source generated net income of $1.3 million and $5.7 million in the third quarter and first nine months of 2006, respectively.
Liquidity and Capital Resources
At September 30, 2006 and December 31, 2005, the company had cash and cash equivalents of $252.9 million and $580.7 million, respectively. The net amount of cash utilized in the company’s operating activities during the first nine months of 2006 was $167.0 million primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, and a decrease in accounts payable, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accrued expenses. The net amount of cash used for investing activities during the first nine months of 2006 was $57.5 million primarily reflecting $41.7 million for various capital expenditures and $19.5 million for cash consideration paid for acquired businesses. The net amount of cash used for financing activities during the first nine months of 2006 was $106.6 million, including $160.6 million used to repurchase convertible debentures and senior notes and $15.6 million in other long-term debt repayments, offset by $53.7 million for proceeds from the exercise of stock options, a change in short-term borrowings of $9.4 million, and $6.5 million relating to excess tax benefits from stock-based compensation. The effect of exchange rate changes on cash was an increase of $3.3 million.
The net amount of cash generated by the company’s operating activities during the first nine months of 2005 was $296.1 million primarily from earnings from operations, adjusted for non-cash items, and a reduction in net working capital as a percentage of sales. The increase in accounts receivable in the third quarter of 2005, resulting from increased sales, was offset by a decrease in inventories and an increase in accounts payable. The net amount of cash provided by investing activities during the first nine months of 2005 was $137.4 million, including $158.6 million for net proceeds from the sale of short-term investments, $18.4 million for proceeds from the sale of facilities, and $4.8 million of other activities, offset, in part, by $24.6 million for consideration paid for acquired businesses and $19.8 million for various capital expenditures. The net amount of cash used for financing activities during the first nine months of 2005 was $76.1 million, including $152.4 million used to repurchase convertible debentures, offset, in part, by $69.4 million for proceeds from the exercise of stock options and a change in short-term borrowings of $9.0 million. The effect of exchange rate changes on cash was a decrease of $9.0 million.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 67.9% and 63.1% at September 30, 2006 and December 31, 2005, respectively.
The net amount of cash utilized in the company’s operating activities during the first nine months of 2006 was $167.0 million primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, and a decrease in accounts payable, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accrued expenses. Working capital, as a percentage of sales, was 19.7% in the third quarter of 2006 compared with 19.0% in the third quarter of 2005.
Cash Flows from Investing Activities
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales for 2005 of approximately $43.0 million. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd. (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
During the first nine months of 2006 and 2005, the company made payments of $3.4 million and $2.0 million, respectively, which were capitalized as cost in excess of net assets of companies acquired partially offset by the carrying value of the related minority interest to increase its ownership interest in majority-owned subsidiaries to 100%.
During the first nine months of 2005, the net proceeds from the sale of short-term investments were $158.6 million. This amount has been reinvested in cash equivalents.
Capital expenditures were $41.7 million and $19.8 million in the first nine months of 2006 and 2005, respectively. Capital expenditures for the first nine months of 2006 include $17.1 million related to the design and implementation of a new global financial system.

The company received proceeds of $18.4 million during the first nine months of 2005 on the sale of facilities.
Cash Flows from Financing Activities
Net borrowings of short-term debt were $9.4 million and $9.0 million, and the repayments of long-term debt were $15.6 million and $2.0 million in the first nine months of 2006 and 2005, respectively. Proceeds from the exercise of stock options were $53.7 million and $69.4 million in the first nine months of 2006 and 2005, respectively.
During the first nine months of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its convertible debentures and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis). As a result of these transactions, net interest expense will be reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.
During the first nine months of 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $.6 million in cash. As a result of these transactions, net interest expense was reduced by approximately $1.1 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.48% and 8.57% at September 30, 2006 and December 31, 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.50% and 5.55% at September 30, 2006 and December 31, 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $3.0 million and a fair value of $.4 million at September 30, 2006 and December 31, 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% and 7.77% at September 30, 2006 and December 31, 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $1.3 million and $4.1 million at September 30, 2006 and December 31, 2005, respectively.
The company maintains a $600.0 million revolving credit facility which matures in June 2010. The company had no outstanding borrowings under the revolving credit facility at September 30, 2006 and December 31, 2005. The facility fee related to the revolving credit agreement is .175% per annum.
The company has a $550.0 million asset securitization program (the “program”). At September 30, 2006 and December 31, 2005, there were no receivables sold to and held by third parties under the program, and as such, the company had no obligations outstanding under the program. The program agreement, which requires annual renewals of the banks’ underlying liquidity facilities, expires in February 2008. In February 2006, the program was renewed with the facility fee reduced to .175%.
Restructuring and Integration Activities
Based on the previously discussed restructuring and integration activities, at September 30, 2006, the company has a remaining accrual of $14.3 million, of which $10.7 million is expected to be spent in cash.

The expected cash payments are approximately $4.9 million in 2006, $2.2 million in 2007, $1.5 million in 2008, $1.4 million in 2009, and $.7 million thereafter.
Impact of Governmental Regulation
Two European Union (“EU”) directives could have a material impact on the company’s business. The first is the Restriction of Certain Hazardous Substances Directive (“RoHS”), which restricts the distribution of products within the EU containing certain substances, including lead. Under RoHS and the enabling legislation of the various EU member countries, the company is not able to sell non-RoHS compliant product to most customers who intend to sell their finished goods in the EU. If the company fails to achieve compliance, including by reason of a failure of its suppliers to comply, the company may be unable to conduct certain business in the EU, which could adversely affect its results of operations. If the company is unable to sell non-compliant inventory elsewhere, or return it to suppliers, some of that inventory may become unsaleable and, as a result, have to be written off.
The second directive is the Waste Electrical and Electronic Equipment Directive (“WEEE”) which was effective August 13, 2005 in certain EU member countries. A few of the member countries, however, have not yet enacted legislation or have delayed their legislation’s effective date. Under WEEE, a manufacturer or importer will be required, at its own cost, to take back and recycle all of the products it manufactured in or imported into the EU. To date, there has not been a material impact to the company’s business due to the implementation of WEEE. It is unclear what business impact, if any, WEEE will have on the company’s operations or financial performance.
Both directives will affect the worldwide electronics and electronic components industries, and collaborative efforts among suppliers, distributors and customers to develop compliant processes are continuing. Pending those developments, the full implementation of existing regulations, and the final enactment of enabling legislation for the remaining EU member countries, it is not possible to estimate the cost of compliance or the costs associated with inventory that could become unsaleable. Recently, similar environmental legislation has been passed in other jurisdictions, such as China. It is as yet unclear whether compliance with such legislation will entail additional cost or pose any of the business risks described above.
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
The company believes there have been no significant changes, during the nine month period ended September 30, 2006, to the items disclosed as Critical Accounting Policies and Estimates in

Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
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
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks and uncertainties which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s ongoing planned implementation of its new global financial system and new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at September 30, 2006 and December 31, 2005 was $309.3 million and $228.4 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2006 and December 31, 2005. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in reduced sales of $36.4 million and reduced operating income of $1.7 million for the first nine months of 2006, compared with the year-earlier period, based on 2005 sales at the average rate for 2006. Sales and operating income would have decreased by $290.5 million and $11.2 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first nine months of 2006. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
The company entered into a cross-currency swap during the second quarter of 2006 for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets. The 2006 cross-currency swap will also effectively convert the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at September 30, 2006, the company would expect reduced interest expense of approximately $1.2 million for the period from July 2006 through January 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a fair value of $.9 million at September 30, 2006.
The company entered into a cross-currency swap during the fourth quarter of 2005 for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro denominated net assets. The 2005 cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at September 30, 2006, the company would expect reduced interest expense of approximately $1.6 million for the period from October 2006 through April 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $13.4 million and a fair value of $.5 million at September 30, 2006 and December 31, 2005, respectively.
Interest Rate Risk
At September 30, 2006, approximately 52% of the company’s debt was subject to fixed rates, and 48% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the third quarter of 2006. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2006. Based on such evaluation, they have concluded that, as of September 30, 2006, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Transition of Business and Financial Systems
During the third quarter of 2006, the company completed the process of installing modules in North America as part of a phased implementation schedule associated with the design of a new global financial system. Additional installations of these modules at other geographic locations are expected to be completed in 2007. The implementation of the new global financial system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operations of the new financial system. There were no other changes in the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have been no material changes to the company’s risk factors as discussed in Item 1A — Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2005, except as set forth in the company’s 10-Q for the period ending June 30, 2006 and as supplemented as follows:
The company’s business may be adversely affected if it encounters complications in connection with the implementation of its Enterprise Resource Planning System.
The company intends to convert its information systems for the Enterprise Computing Services business to an Enterprise Resource Planning (“ERP”) system. The company expects to commit significant resources to this conversion. The project commenced in the third quarter of 2006, and implementation of the system is expected to take approximately two years. Although this conversion will be extremely complex, the company will be using a controlled project plan together with third party implementation expertise that it believes will provide for the adequate allocation of resources. However, there can be no assurance that such a plan, or a divergence from it, will not result in cost overruns, project delays or business interruptions. It is possible that the conversion can have a negative impact on the company’s ability to incorporate acquired businesses during that period. Failure to properly or adequately address these issues or to successfully complete the conversion could negatively impact the company’s ability to perform necessary business operations, which could materially adversely affect the company’s business. In addition, the company has started global modeling activity of present and future components’ businesses to identify best practices as a first step in determining whether to expand the ERP effort to the company’s components businesses.

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

ARROW ELECTRONICS, INC.
Date: November 8, 2006	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer