Form 10-K
period 2006-12-31
ARROW ELECTRONICS INC
filed 2007-02-23
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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
Yes [X] No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ] No [X]
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer [X] Accelerated filer [  ] Non-accelerated filer [  ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,841,026,588.
There were 122,901,974 shares of Common Stock outstanding as of February 16, 2007.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to the registrant’s Annual Meeting of Shareholders, to be held May 8, 2007, is incorporated by reference in Part III to the extent described therein.

PART I
Item 1. Business.
Arrow Electronics, Inc. (the “company” or “Arrow”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and computer products. The company believes it is one of the electronics distribution industry’s leaders in operating systems, employee productivity, value-added programs, and total quality assurance. Arrow, which was incorporated in New York in 1946, serves as a supply channel partner for more than 600 suppliers and more than 140,000 original equipment manufacturers (“OEMs”), contract manufacturers (“CMs”), and commercial customers.
Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services, inventory management, and a comprehensive suite of online supply chain tools.
Arrow’s diverse worldwide customer base consists of OEMs, CMs, and commercial customers. Customers include manufacturers of consumer and industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aircraft and aerospace equipment, scientific and medical devices, and computer and office products. Customers also include value-added resellers (“VARs”) of computer products.
The company maintains nearly 240 sales facilities and 21 distribution and value-added centers in 55 countries and territories, serving over 70 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.
The company has two business segments: electronic components and computer products. Approximately 80% of the company’s sales consist of electronic components, and approximately 20% of the company’s sales consist of computer products. The financial information about the company’s business segments and geographic operations can be found in Note 16 of the Notes to Consolidated Financial Statements.
Electronic Components
The company’s global electronic components business, one of the largest distributors of electronic components and related services in the world, spans the world’s three largest electronics markets — North America, EMEASA (Europe, Middle East, Africa, and South America), and the Asia Pacific region. The North American Components (“NAC”) group includes sales and marketing organizations in the United States, Canada, and Mexico. The EMEASA components group is divided into the following three regions and also has operations in the Republic of South Africa, Argentina, and Brazil:
-	Northern Europe, which includes Denmark, Estonia, Finland, Ireland, Latvia, Lithuania, Norway, Sweden, and the United Kingdom.

-	Central Europe, which includes Austria, Belarus, Belgium, Czech Republic, Germany, Hungary, Netherlands, Poland, Russian Federation, Slovakia, Switzerland, and Ukraine.

-	Southern Europe, which includes Bosnia and Herzegovina, Bulgaria, Croatia, Egypt, France, Greece, Israel, Italy, Portugal, Romania, Serbia and Montenegro, Slovenia, Spain, and Turkey.
In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, and Thailand.
Within electronics components, approximately 76% of the company’s sales primarily consist of semiconductor products and related services, and approximately 24% of the company’s sales are of passive, electromechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors.
Most of the company’s customers require delivery of the products they have ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently, their orders are of insufficient size to be placed directly with manufacturers.

Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with selling and stocking their products (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry has been fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.
Computer Products
The company’s global computer products business includes Arrow’s Enterprise Computing Solutions (“ECS”) business, which is a leading distributor of enterprise and embedded computing systems and storage, software, and services to resellers in North America, as well as the Nordic region and Central and Eastern Europe. The company began its global expansion of its ECS business into the European marketplace with the acquisition of DNSint.com AG (“DNS”), based in Munich, Germany, in December 2005 and expanded into the United Kingdom with the December 2006 acquisition of InTechnology plc’s storage and security distribution business (“InTechnology”), based in Harrogate, England. ECS increased its presence in the storage and security markets with the InTechnology acquisition and in value-added software through the November 2005 acquisition of Alternative Technology, Inc. (“Alternative Technology”), which is headquartered in Englewood Colorado, and supports VARs in delivering software solutions that optimize, accelerate, monitor, and secure an end-user’s network. The company also has dedicated computer products businesses in France, Spain, and the United Kingdom.
Within computer products, approximately 49% of the company’s sales consist of enterprise and embedded computing systems and related services, 26% consist of storage, and 15% consist of software. The remaining 10% of the company’s computer products sales consist of industrial computer products.
The distribution of computer products has evolved in recent years from a business dominated by inventory, integration, and supply chain efficiency to a business focused on sales management, business partner enablement, and demand generation. Manufacturers of computer products are rationalizing supply chain and channel strategies as they seek to maximize selling opportunities while extracting efficiencies from routes to market. Increasingly, they look to the distribution channel as an out-sourced selling entity that helps them achieve growth goals but under a variable cost model that allows them to be more competitive in the market. In better serving the needs of the manufacturers, the company’s business focus is to be an extension of the manufacturer’s sales and marketing organizations, as well as to support traditional supply chain management for vendors with those requirements.
A key component of the channel strategies of computer products manufacturers is a segmentation of product offerings into open-sourced and closed-sourced distribution channels. Under open-sourced distribution, a broad population of the manufacturer’s distribution partners is able to sell the products in this category. Products subject to closed-sourced distribution are sold by a limited number of distribution partners. The company sells products in both distribution channels with a higher weighting on closed-sourced products.
The company primarily goes to market through a large population of VARs authorized to sell a manufacturer’s products. VARs range in size from small to medium-sized businesses and are typically structured as sales organizations and service providers. They purchase computer products from distributors and manufacturers and resell them to end-users. The company provides sales enablement, back-office, and integration support to its VAR partners in order to help them profitably grow their businesses.
Customers and Suppliers
The company and its affiliates serve more than 140,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers include primarily VARs and OEMs. No single customer accounted for more than 2% of the company’s 2006 consolidated sales.
The products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone from the company’s selling locations. The company also has sales teams that focus on small and emerging customers where sales representatives regularly call on customers by telephone from centralized selling locations, and inbound sales agents serve customers that call into the company. Each of the company’s North American electronic components selling locations, warehouses, and primary distribution centers are electronically linked to the company’s central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company’s international electronic components operations have similar online, real-time computer systems, and they can also access the company’s Worldwide Stock Check System, which provides access to the company’s online, real-time inventory system.
The company sells the products of more than 600 manufacturers. No single supplier accounted for more than 7% of the company’s 2006 consolidated sales. The company does not regard any one supplier of products to be essential to its consolidated results of operations and believes that many of the products currently sold by the company are available from other sources at competitive prices. However, certain parts of the company’s business, such as the company’s ECS business, rely on a limited number of suppliers. Most of the company’s purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.
Distribution Agreements
It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers’ price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges and price protection. Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers’ list prices. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.
A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2006, this type of repurchase arrangement covered approximately 83% of the company’s consolidated inventories.
While these industry practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.
Competition
The company’s business is extremely competitive, particularly with respect to prices, franchises, and, in certain instances, product availability. The company competes with several other large multinational and national distributors, as well as numerous regional and local distributors. As one of the world’s largest electronics distributors, the company’s financial resources and sales are greater than most of its competitors.
Employees
The company and its affiliates employed nearly 12,000 employees worldwide as of December 31, 2006.
Available Information
The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, any current reports on Form 8-K, and amendments to any of these reports available through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the U.S. Securities and Exchange Commission (“SEC”). The information posted on the company’s website is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The annual report on Form 10-K for the year ended December 31, 2006, includes the certifications of the company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 (i) and 31 (ii), respectively, which were filed with the SEC as required under Section 302 of the Sarbanes-Oxley Act of 2002 and certify the quality of the company’s public disclosure. The company’s Chief Executive Officer has also submitted a certification to the New York Stock Exchange (the “NYSE”) certifying that he is not aware of any violations by the company of NYSE corporate governance listing standards.

Executive Officers
The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 23, 2007:

Name	Age	Position
William E. Mitchell	62	Chairman, President, and Chief Executive Officer
Peter S. Brown	56	Senior Vice President, General Counsel, and Secretary
Kevin J. Gilroy	51	Senior Vice President and President of Arrow Enterprise Computing Solutions
Michael J. Long	48	Senior Vice President and President of Arrow Global Components
M. Catherine Morris	48	Senior Vice President and President of Arrow Enterprise Computing Solutions
Paul J. Reilly	50	Senior Vice President and Chief Financial Officer
Vincent T. Melvin	43	Vice President and Chief Information Officer
Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.
William E. Mitchell was appointed Chairman of the company in May 2006. He has been President and Chief Executive Officer of the company since February 2003. Prior to joining the company, he served as Executive Vice President of Solectron Corporation and President of Solectron Global Services, Inc. since March 1999.
Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.
Kevin J. Gilroy was appointed Senior Vice President of the company and President of Arrow Enterprise Computing Solutions in January 2007. Prior to joining the company, he served as President and Chief Executive Officer of OnForce, Inc. from May 2006 to December 2006 and Executive Vice President and General Manager of OnForce, Inc. from November 2005 to May 2006. He also was an independent consultant from October 2005 to November 2005. Prior thereto, he spent over twenty-four years at Hewlett-Packard Company, most recently as Senior Vice President and General Manager of Worldwide SMB Operations Segment from May 2004 to October 2005, and Vice President and General Manager of Americas Commercial Channels from January 2002 to May 2004.
Michael J. Long was appointed Senior Vice President of the company in January 2006 and, prior thereto, he served as Vice President of the company for more than five years. He was appointed President of Arrow Global Components in September 2006. Prior thereto, he served as President of North America and Asia/Pacific Components from January 2006 until September 2006, President of North America from May 2005 to December 2005, and President and Chief Operating Officer of Arrow Enterprise Computing Solutions from July 1999 to April 2005.
M. Catherine Morris was appointed Senior Vice President of the company and President of Arrow Enterprise Computing Solutions in January 2007. Prior thereto, she served as Acting President, Arrow Enterprise Computing Solutions from September 2006 to December 2006; Vice President, Support Services, North America from October 2005 to August 2006; Vice President, Finance and Support Services, Enterprise Computing Solutions from September 2002 to September 2005; and Vice President, Corporate Development of the company from January 1999 to August 2002.
Paul J. Reilly was appointed Senior Vice President of the company in May 2005 and, prior thereto, he served as Vice President of the company for more than five years. He has been Chief Financial Officer of the company for more than five years.
Vincent T. Melvin was appointed Vice President and Chief Information Officer of the company in September 2006. Prior to joining the company, he served as Senior Vice President and Chief Information Officer of Sanmina-SCI, Inc. from December 2001 to September 2006.

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
If any of the described events occur, the company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects.
A large portion of the company’s revenues comes from the sale of semiconductors, which is a highly cyclical industry, and an industry down-cycle could have a material adverse effect on the company’s business.
The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity, and is generally considered to be highly cyclical. Sales of semiconductor products and related services represented approximately 56% of the company’s consolidated sales in 2006 and 53% in both 2005 and 2004, and the company’s revenues, particularly in its electronic components businesses, tend to closely follow the strength or weakness of the semiconductor market. While the semiconductor industry has strengthened in recent years, it is uncertain whether this improvement will continue, and future downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on the company’s business and negatively impact its ability to maintain current profitability levels.
If the company is unable to maintain its relationships with its suppliers, its business could be materially adversely affected.
Substantially all of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Certain parts of the company’s business, such as the company’s ECS business, rely on a limited number of suppliers. To the extent that the company’s significant suppliers are unwilling to continue to do business with the company, the company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company (including, without limitation, the terms regarding price protection, rights of return, rebates, or other terms that are favorable to the company), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.
The company operates in a competitive industry and continues to be under the pressure of eroding gross profit margins, which could have a material adverse effect on the company’s business.
The market for the company’s products and services is very competitive and subject to rapid technological change. Not only does the company compete with other distributors, it also competes for customers with many of its own suppliers. Additional competition has emerged from third-party logistics providers, fulfillment companies, catalogue distributors and online distributors and brokers.
Additionally, prices for the company’s products tend to decrease over their life cycle, which can result in decreased gross profit margins for the company. There is also substantial and continuing pressure from customers to reduce their total cost for products. Suppliers may also seek to increase their own profitability by reducing the company’s gross profit margin on products they sell to the company. The company expends substantial amounts on the value creation services required to remain competitive, retain existing business, and gain new customers, and the company must evaluate the expense of those efforts against the impact of price and margin reductions.
Further, our margins are lower in certain geographic markets and certain parts of our business than in others. For example, the components we sell in the Asian markets tend to have lower profit margins than in North America and Europe. Additionally, our ECS products typically have lower profit margins than our components businesses. As our ECS sales and sales in lower margin jurisdictions have increased as a percentage of overall sales, our profit margins have fallen. Thus, the company’s consolidated gross profit margins have eroded over time, from 16.2% in 2004 to 15.0% in 2006. If the company is unable to effectively compete in its industry or is unable to maintain acceptable gross profit margins, its business could be materially adversely affected.
Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.
The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against the company from its customers), the company may face claims for damages that are disproportionate to the revenues and profits it receives from the products involved in the claims. While the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company’s ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the damages that result. Although the company currently has product liability insurance, such insurance is limited in coverage and amount.
Declines in value and other factors pertaining to the company’s inventory could materially adversely affect its business.
The electronic components and computer products industries are subject to rapid technological change, evolving industry standards, changes in end-market demand, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. During an economic downturn, prices could decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although most of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company’s suppliers will not allow it to return products after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. In addition, as discussed below, the company historically has sold and continues to sell products that contain substances that are regulated, or may be regulated, by various environmental laws. Some of the company’s inventory may become obsolete as a result of these or other existing or new regulations. All of these factors pertaining to inventory could have a material adverse effect on the company’s business.
The company is subject to environmental laws and regulations that could materially adversely affect its business.
The company is subject to a wide and ever-changing variety of foreign and U.S. federal, state, and local laws and regulations, compliance with which may require substantial expense. Of particular note are two European Union (“EU”) directives known as the Restriction of Certain Hazardous Substances Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products within the EU containing certain substances and require a manufacturer or importer to recycle products containing those substances. In addition, China has recently passed the Management Methods on Control of Pollution from Electronic Information Products, which will eventually prohibit the import of products for use in China that contain the same substances banned by the RoHS directive. Failure to comply with these directives or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.
In addition, some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. Such liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved, or even the entire share. In addition, the presence of environmental contamination could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties. The discovery of contamination for which the company is responsible, or the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.
The foregoing matters could materially adversely affect the company’s business.
The company is currently involved in the investigation and remediation of environmental problems at two sites and has been named as a defendant with regard to a third site as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.
As a result of its acquisition of Wyle Electronics (“Wyle”) from the VEBA Group (“VEBA”) in 2000, the company assumed Wyle’s outstanding liabilities, including the responsibility for certain environmental contamination at sites formerly owned by Wyle. The agreement pursuant to which the company bought Wyle from VEBA contains an indemnification from VEBA to the company for all of the costs associated with the Wyle environmental obligations. Three sites are known to have such contamination, one at Norco, California, one at El Segundo, California, and the third at Huntsville, Alabama, and the company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies. The company has expended more than $17 million to date in connection with these sites. With regard to the El Segundo site, the company has also been named as a defendant in a lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories. The outcome of the lawsuit, the nature of any contamination, and the amount of any associated liability are as yet unknown.
VEBA’s successor-in-interest, E.ON AG, acknowledged liability under the VEBA contractual indemnities with respect to the Norco and Huntsville sites and made a small initial payment, but has subsequently refused to make further payments. As a result, the company has initiated litigation against E.ON AG and certain others in the United States District Court for the Central District of California and in the Frankfurt am Main Regional Court in Germany. The company believes strongly in the merits of its cases and the probability of recovery from E.ON AG, but there can be no guaranty of the outcome of litigation, and, should the company lose on all of its claims in both cases, it would bear all of the cost of the Wyle environmental obligations. Because characterization and remedial design is not yet complete at any of these sites, the future costs in excess of accrued costs associated there with are as yet undetermined and could have a material adverse effect on the company.
In addition, the company is, along with other parties, a defendant in three suits, all of which have been consolidated for pre-trial purposes, by plaintiff landowners and residents in Riverside County Court in California for personal injury and property damages allegedly caused by the contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site. Wyle Laboratories, formerly a division of Wyle Electronics, has demanded defense and indemnification from the company in connection with the litigation, and the company has, in turn demanded defense and indemnification from E.ON AG. The claims for indemnification are at issue in the U.S. District Court and Frankfurt Regional Court proceedings.
While the company believes strongly in the merits of its claim for indemnification against E.ON AG and has no reason to believe that the plaintiff’s allegations of damages in the Norco matter pending in Riverside County have merit, there can be no guaranty regarding the outcome of any of the matters, and should the company be found to be liable for damages and E.ON AG found not to be liable to indemnify the company for those damages and those costs that will be incurred in the future, it could have a material adverse effect on the company.
The company may not have adequate or cost-effective liquidity or capital resources.
The company needs cash or committed liquidity facilities to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs. At December 31, 2006, the company had cash and cash equivalents of $337.7 million. In addition, the company currently has access to credit lines in excess of $1.3 billion. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.
The company may, in the future, need to access the financial markets to satisfy its cash needs. The company’s ability to obtain external financing is affected by its debt ratings. Any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating could impair the company’s ability to obtain additional financing on acceptable terms. Under the terms of any external financing, the company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. An increase in the company’s financing costs or a breach of debt instrument covenants could have a material adverse effect on the company.
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
The agreements governing the company’s financings contain various covenants and restrictions that, in certain circumstances, could limit its ability to:
•	grant liens on assets;

•	make restricted payments (including paying dividends on capital stock or redeeming or repurchasing capital stock);

•	make investments;

•	merge, consolidate, or transfer all or substantially all of its assets;

•	incur additional debt; or

•	engage in certain transactions with affiliates.
As a result of these covenants and restrictions, the company may be limited in how it conducts its business and may be unable to raise additional debt, compete effectively, or make investments.
The company’s failure to have long-term sales contracts may have a material adverse effect on its business.
Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future volume of orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, the timing of production schedules, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guaranty that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, or delays in orders by customers could materially adversely affect the company’s business.
The company’s non-U.S. locations represent a significant and growing portion of its sales, and consequently, the company is increasingly exposed to risks associated with operating internationally.
In 2006, 2005, and 2004, approximately 53%, 47%, and 46%, respectively, of the company’s sales came from its operations outside the United States. As a result of the company’s foreign sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:
•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with foreign laws, treaties, and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	foreign currency fluctuations;

•	import and export duties and value-added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from local business practices and cultural considerations; and

•	potential military conflicts and political risks.
While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate.

When the company makes acquisitions, it may not be able to successfully integrate them or attain the anticipated benefits.
If the company is unsuccessful in integrating its acquisitions, or if integration is more difficult than anticipated, the company may experience disruptions that could have a material adverse effect on its business. In addition, the company may not realize all of the anticipated benefits from its acquisitions, which could result in an impairment of goodwill or other intangible assets.
If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.
An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure of human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the company fails to maintain an effective system of internal controls, or if management or the company’s independent registered public accounting firm discovers material weaknesses in the company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company’s business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s financial statements, which could cause the market price of its common stock to decline or limit the company’s access to capital.
The regulatory authorities in the jurisdictions for which the company ships product could levy substantial fines on the company or limit its ability to export and re-export products if the company ships product in violation of applicable export regulations.
A significant percentage of the company’s sales are made outside of the United States through the exporting and re-exporting of product. Many of the products the company sells are either manufactured in the United States or based on U.S. technology (“U.S. Products”). As a result, in addition to the local jurisdictions’ export regulations applicable to individual shipments, U.S. Products are subject to the Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions. Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates. Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company’s business.
The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company’s business.
The company’s current global operations reside on multiple technology platforms. These platforms are subject to electrical or telecommunications outages, computer hacking, or other general system failure, which could have a material adverse effect on the company’s business. Because most of the company’s systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may not be adaptable to commercially available software. Additionally, the company recently completed the process of installing certain modules in North America as part of a phased implementation schedule associated with the design of a new global financial system. The company is about to undergo the same process in Asia and parts of Europe. There is no guarantee that the implementation will be successful or that there will not be integration difficulties that will adversely affect the company’s operations or the accurate recording and reporting of financial data. Failure of the company’s internal information systems or material difficulties in upgrading its global financial system could have material adverse effects on its business.
Further, the company is converting its various business information systems worldwide to a single Enterprise Resource Planning (“ERP”) system. The company has committed significant resources to this conversion, which started in late 2006 and is expected to be phased in over the next four years. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company will be using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company’s ability to perform necessary business operations, which could materially adversely affect the company’s business.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. The company’s executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease. The company owns 15 locations throughout North America, EMEASA, and the Asia Pacific region. The company occupies over 280 additional locations under leases due to expire on various dates through 2053. The company believes its facilities are well maintained and suitable for company operations.
Item 3. Legal Proceedings.
Tekelec Matters
In 2000, the company purchased Tekelec Europe SA (“Tekelec”) from Tekelec Airtronic SA (“Airtronic”) and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11.3 million. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3.7 million and expenses of €.3 million plus interest.
Wyle Matters
As discussed in Note 15 of the Notes to Consolidated Financial Statements (“Note 15”), in 2000, when the company purchased Wyle from VEBA, the company assumed Wyle’s then outstanding obligations. Among the obligations the company assumed was Wyle’s 1994 indemnification of the purchasers of one of its divisions, Wyle Laboratories, for costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories. VEBA has since merged with E.ON AG, a German-based multinational conglomerate.
The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined. As further discussed in Note 15, the Alabama site is being investigated by the company under the supervision of the Alabama Department of Environmental Management. The Norco site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control (“DTSC”).
The company has also been named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., a California Limited Partnership; Murray Neidorf, an individual, v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, a small industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The outcome of the proceedings, as well as the nature of any contamination and the amount of any associated liability, is all as yet unknown.
Arrow has been named as a defendant in three suits related to the Norco facility, all of which have been consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Contaminated groundwater and related soil-vapor have been found in certain residential areas adjacent to the site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The outcome of the cases and the amount of any associated liability are all as yet unknown.
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.45 million), which arose out of the company’s purchase of Wyle from VEBA.
Despite E.ON AG’s acknowledgment of liability under the VEBA contractual indemnities, and a single, partial payment, neither the company’s demand for subsequent payments nor its demand for defense and indemnification in the Riverside County litigation and other costs associated with the Norco site has been met. In September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments of indemnified amounts and additional related damages. The case has since been transferred to the United States District Court for the Central District of California, where it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. The court has ruled that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for a court in Germany, a ruling with which the company disagrees and which it is appealing. Nevertheless, in October 2005, the company filed a related action against E.ON AG in the Frankfurt am Main Regional Court in Germany.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8.7 million for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6.3 million of such amounts, but its promises to make payments of at least that amount have not been kept.
Based on an opinion of counsel received by the company in the fourth quarter of 2006 that recovery from E.ON AG of costs incurred to date that are covered under the contractual indemnifications associated with the environmental clean-up related to the Wyle sites is probable, the company increased the receivable for amounts due from E.ON AG by $7.4 million during 2006 to $17.7 million. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. In 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
In connection with the acquisition of Wyle, the company acquired a $4.5 million tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Market Information
The company’s common stock is listed on the NYSE (trading symbol: “ARW”). The high and low sales prices during each quarter of 2006 and 2005 were as follows:

Year	High	Low

2006:
Fourth Quarter	$32.90	$26.90
Third Quarter	33.14	25.93
Second Quarter	36.95	30.35
First Quarter	36.48	31.18

2005:
Fourth Quarter	$33.39	$28.19
Third Quarter	32.07	27.35
Second Quarter	28.56	21.98
First Quarter	27.79	21.71
Holders
On February 16, 2007, there were approximately 2,500 shareholders of record of the company’s common stock.
Dividend History
The company did not pay cash dividends on its common stock during 2006 or 2005. While the board of directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company’s earnings, financial condition, and other relevant factors, including debt covenants.

Performance Graph
The following graph compares the performance of the company’s common stock for the periods indicated with the performance of the Standard & Poor’s 500 Stock Index (“S&P 500 Stock Index”) and the average performance of a group consisting of the company’s peer companies on a line-of-business basis. The peers included in the Electronic Distributor Index are Avnet, Inc., Agilysys, Inc., All American Semiconductor, Inc., Bell Microproducts, Inc., Jaco Electronics, Inc., and Nu Horizons Electronics Corp. The graph assumes $100 invested on December 31, 2001 in the company, the S&P 500 Stock Index, and the Electronics Distributor Index. Total return indices reflect reinvestment dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2001	2002	2003	2004	2005	2006
Arrow Electronics	100	43	77	81	107	106

Electronics Distributor Index	100	48	86	84	99	102

S&P 500 Stock Index	100	78	100	111	117	135

Item 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (dollars in thousands except per share data):

For the years ended
December 31:	2006 (a)	2005 (b)	2004 (c)	2003 (d)	2002 (e)(f)
Sales	$13,577,112	$11,164,196	$10,646,113	$8,528,331	$7,269,799

Operating income	$606,225	$480,258	$439,338	$184,045	$167,530

Income (loss) from continuing operations	$388,331	$253,609	$207,504	$25,700	$(862)

Income (loss) per share from continuing operations
Basic	$3.19	$2.15	$1.83	$.26	$(.01)

Diluted	$3.16	$2.09	$1.75	$.25	$(.01)

At December 31:
Accounts receivable and inventories	$4,401,857	$3,811,914	$3,470,600	$3,098,213	$2,579,833
Total assets	6,669,572	6,044,917	5,509,101	5,343,690	4,667,605
Long-term debt	976,774	1,138,981	1,465,880	2,016,627	1,807,113
Shareholders’ equity	2,996,559	2,372,886	2,194,186	1,505,331	1,235,249

(a)
Operating income and income from continuing operations include restructuring charges of $11.8 million ($9.0 million net of related taxes or $.07 per share on both a basic and diluted basis), a charge related to a pre-acquisition warranty claim of $2.8 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis), a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis), and stock option expense of $13.0 million ($8.5 million net of related taxes or $.07 per share on both a basic and diluted basis) resulting from the company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment”, and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”). Income from continuing operations also includes a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and the reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis) and the reduction of interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of certain tax matters.

(b)
Operating income and income from continuing operations include restructuring charges of $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis). Income from continuing operations also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of an investment.

(c)
Operating income and income from continuing operations include restructuring charges of $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively), an acquisition indemnification credit, due to a change in estimate, of $9.7 million ($.09 and $.08 per share on a basic and diluted basis, respectively), an impairment charge of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively), and an integration credit, due to a change in estimate, of $2.3 million ($1.4 million net of related taxes or $.01 per share on both a basic and diluted basis). Income from continuing operations also includes a loss on prepayment of debt of $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively) and a loss of $1.3 million ($.01 per share on both a basic and diluted basis) on the write-down of an investment.

(d)
Operating income and income from continuing operations include restructuring charges of $38.0 million ($27.1 million net of related taxes or $.27 per share on both a basic and diluted basis), an acquisition indemnification charge, due to a change in estimate, of $13.0 million ($.13 per share on both a basic and diluted basis), and an integration charge associated with the acquisition of the Industrial Electronics Division of Agilysys, Inc. of $6.9 million ($4.8 million net of related taxes or $.05 per share on both a basic and diluted basis). Income from continuing operations also includes a loss on prepayment of debt of $6.6 million ($3.9 million net of related taxes or $.04 per share on both a basic and diluted basis).

(e)
Operating income and loss from continuing operations include a severance charge of $5.4 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis). Loss from continuing operations also includes a loss on prepayment of debt of $20.9 million ($12.9 million net of related taxes or $.13 per share on both a basic and diluted basis).

(f)	The disposition of the Gates/Arrow operation in May 2002 was reflected as a discontinued operation.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: electronic components and computer products. Consolidated sales grew by 21.6%, compared with the year-earlier period, primarily as a result of continued sales growth in the worldwide components businesses and the impact of acquisitions. The acquisitions of DNS and Ultra Source Technology Corp. (“Ultra Source”), which were completed in December 2005, contributed sales of $1.21 billion in 2006. Consolidated sales for 2006 increased 12.2%, on a pro forma basis, including DNS and Ultra Source for full year 2005. The sales increase of 12.0% in the NAC businesses for 2006, compared with the year-earlier period, was primarily driven by the strength of demand for semiconductors and passive, electromechanical and connector products from the company’s broad customer base, as well as the company’s focus on sales-related initiatives for passive, electromechanical and connector products. The sales growth of 18.5% in the EMEASA components businesses, compared with the year-earlier period, was primarily due to increased end-market demand in this region as well as the company’s increased focus on sales-related initiatives. Sales grew by 20.0% in the Asia/Pacific components businesses on a pro forma basis, including Ultra Source for full year 2005, due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales growth of 18.0% in the worldwide computer products business was primarily due to the acquisition of DNS and growth in storage and industry standard servers offset, in part, by lower sales in North America due to a decline in lower-margin software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
During the fourth quarter of 2006, the company settled certain tax matters covering multiple years. As a result of the tax settlements, the company recorded a reduction of the provision for income taxes of $46.2 million, of which $40.4 million related to tax years prior to 2006. In connection with the settlement of these tax matters an accrual of $6.9 million ($4.2 million net of related taxes) for related interest costs was reversed.
On November 30, 2006, the company acquired Alternative Technology, which is headquartered in Englewood, Colorado, and supports VARs in delivering software solutions that optimize, accelerate, monitor, and secure an end-user’s network. Total Alternative Technology sales for 2006 were approximately $320 million, of which $48.7 million were included in the company’s consolidated results of operations from the acquisition date. The Alternative Technology acquisition will enable the company to further expand the breadth of its ECS business and create significant opportunities for the company in the growing value-added software market.
On December 29, 2006, the company acquired InTechnology, which is headquartered in Harrogate, England, and delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $365 million. The InTechnology acquisition will further expand the company’s ECS business into the United Kingdom.
On January 2, 2007, the company announced that it signed a definitive agreement with Agilysys, Inc. (“Agilysys”) pursuant to which the company will acquire substantially all of the assets and operations of the Agilysys KeyLink Systems Group (“KeyLink”), a leading enterprise computing solutions distributor, for $485 million in cash. The company will also enter into a long-term procurement agreement with the Agilysys Enterprise Solutions Group, Agilysys’ value-added reseller business. KeyLink, which is based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. Total KeyLink sales for 2006, including revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion. The KeyLink acquisition is expected to be $.18 to $.22 accretive in the first twelve months post closing, excluding any potential integration costs. This transaction, which will be funded with cash-on-hand plus borrowings under the company’s existing committed liquidity facilities, is subject to customary closing conditions, including obtaining necessary government approvals, and is expected to be completed by the end of the first quarter of 2007.
Net income increased to $388.3 million in 2006, compared with net income of $253.6 million in 2005. The increase in net income was due to increased sales, the impact of efficiency initiatives reducing operating expenses, and, to a lesser extent, the acquisitions of DNS, Ultra Source, and Alternative Technology. The acquisitions of DNS, Ultra Source, and Alternative Technology generated net income of $11.5 million in 2006.

The following items also impact the comparability of the company’s results for the years ended December 31, 2006 and 2005:
•	restructuring charges of $11.8 million ($9.0 million net of related taxes) in 2006 and $12.7 million ($7.3 million net of related taxes) in 2005;

•	a charge related to a pre-acquisition warranty claim of $2.8 million ($1.9 million net of related taxes) in 2006;

•	a charge related to pre-acquisition environmental matters arising from the company’s purchase of Wyle of $1.4 million ($.9 million net of related taxes) in 2006;

•	stock option expense of $13.0 million ($8.5 million net of related taxes) in 2006 resulting from the company’s adoption of Statement No. 123(R);

•	an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes) in 2005;

•	a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006 and $4.3 million ($2.6 million net of related taxes) in 2005;

•	a loss of $3.0 million on the write-down of an investment in 2005; and

•
a reduction of the provision for income taxes of $46.2 million, of which $40.4 million related to tax years prior to 2006, and the reduction of interest expense of $6.9 million ($4.2 million net of related taxes), of which $4.0 million ($2.4 million net of related taxes) related to tax years prior to 2006, related to the settlement of certain tax matters in 2006.

Sales
Consolidated sales for 2006 increased $2.41 billion, or 21.6%, compared with the year-earlier period. The increase was driven by an increase in the worldwide electronic components business of $1.99 billion, or 22.6%, and an increase in the worldwide computer products business of $420.3 million, or 18.0%, compared with the year-earlier period.
The growth in the worldwide electronic components business for 2006 was primarily driven by the sales increase in the NAC businesses of 12.0%, the sales increase in the EMEASA components businesses of 18.5%, and the sales increase in the Asia/Pacific components businesses of 20.0%, on a pro forma basis, including Ultra Source for the full year 2005. The sales increase in the NAC businesses of 12.0%, compared with the year-earlier period, was primarily driven by the strength of demand for semiconductors and passive electromechanical and connector products from the company’s broad customer base, as well as the company’s focus on sales-related initiatives for passive, electromechanical and connector products. The sales increase in the EMEASA components businesses of 18.5%, compared with the year-earlier period, was primarily due to the increased end-market demand in this region as well as the company’s increased focus on sales-related initiatives. The increase in the Asia/Pacific components businesses of 20.0%, on a pro forma basis including Ultra Source, compared with the year-earlier period, was due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base.
The growth in the worldwide computer products business of 18.0% for 2006, compared with the year-earlier period, was primarily due to the acquisition of DNS in December 2005 and the growth in storage and industry standard servers offset, in part, by lower sales in North America due to a decline in low-margin software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, lower market demand for proprietary servers, and lower computer product sales in Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $44.6 million for 2006, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 21.2% in 2006.
Consolidated sales for 2005 increased $518.1 million, or 4.9%, compared with 2004. The increase was driven by an increase in the worldwide electronic components business of $348.3 million, or 4.1%, and an increase in the worldwide computer products business of $169.7 million, or 7.8%, compared with the year-earlier period.
The growth in the worldwide electronic components business for 2005 was primarily driven by the sales increase in the Asia/Pacific components businesses of 25.3% and the sales increase in the EMEASA components businesses of 2.0%, compared with the year-earlier period. The sales increase in the Asia/Pacific components businesses for 2005, compared with the year-earlier period, was due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base. The sales increase in the EMEASA components businesses for 2005, compared with the year-earlier period, was primarily due to the acquisition of Disway during 2004. Sales in the NAC businesses remained flat in 2005, when compared with the year-earlier period. End-market demand in North America remained stable throughout 2005, while in Europe the market experienced a relatively small decline.
The growth in the worldwide computer products business for 2005 was primarily due to increased sales in North America’s server, storage, software, and manufacturer services group of 12.6% for 2005, compared with the year-earlier period. The increase in sales was partially offset by a decrease in sales of industrial-related computer products to OEMs in North America of 9.9% for 2005, compared with the year-earlier period, primarily due to the company’s decision in early 2005 to terminate certain low-margin customer engagements and lower computer product sales in France.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $6.8 million for 2005, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 4.8% in 2005.
Gross Profit
The company recorded gross profit of $2.03 billion and $1.74 billion for 2006 and 2005, respectively. The gross profit margin for 2006 decreased by approximately 60 basis points when compared with the year-earlier period. The decrease in gross profit margin was primarily the result of the acquisitions of DNS and Ultra Source, which have lower gross profit margins (as well as lower operating expense structures). Excluding the impact of these acquisitions, the gross profit margin would have increased by approximately 10 basis points when compared with the year-earlier period.
The company recorded gross profit of $1.74 billion and $1.72 billion for 2005 and 2004, respectively. The gross profit margin for 2005 decreased by approximately 60 basis points when compared with the year-earlier period. The decrease in gross profit margin was primarily the result of pricing pressures in the marketplace relating to the worldwide electronic components business and a larger portion of sales mix from the Asia/Pacific components businesses and the ECS businesses that have lower gross profit margins.
Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $11.8 million ($9.0 million net of related taxes or $.07 per share on both a basic and diluted basis), $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively), and $11.4 million ($6.9 million net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively) in 2006, 2005, and 2004, respectively. These items are discussed below.
Restructurings
Included in the total restructuring charges for 2006 is $12.3 million related to initiatives by the company to improve operating efficiencies. These initiatives, in the aggregate, are expected to generate annual cost savings of approximately $9.0 million beginning in 2007.
During 2005, 2004, and 2003, the company announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61.8 million, which include restructuring charges of $.2 million, $13.8 million, and $9.8 million in 2006, 2005, and 2004, respectively. The restructuring charges for 2005 and 2004 are net of a gain of $2.9 million and $1.5 million, respectively, on the sale of facilities. Included in the restructuring charge for 2005 was a $1.3 million loss resulting from the sale of the company’s Cable Assembly business. Approximately 85% of the total charge was spent in cash.
At December 31, 2006, $4.3 million of the previously discussed charges were accrued but unused of which $2.6 million are for personnel costs and $1.7 million are to address remaining facilities commitments.

Also during 2006, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $.7 million. During 2005, the company recorded a restructuring credit against the accrual of $1.0 million related to the 2001 restructuring. At December 31, 2006, $4.2 million related to the 2001 restructuring was accrued but unused of which $1.4 million is to address remaining real estate lease commitments and $2.8 million primarily relates to the termination of certain customer programs.
Integration
During 2005, the company recorded $2.3 million as additional cost in excess of net assets of companies acquired associated with the Disway acquisition.
During 2004, the company recorded an integration credit, due to a change in estimate, of $2.3 million ($1.4 million net of related taxes or $.01 per share on both a basic and diluted basis), which primarily related to the final negotiation of facilities related obligations for numerous acquisitions made prior to 2001.
At December 31, 2006, the integration accrual of $3.4 million related to the acquisition of Disway in 2004 and certain acquisitions made prior to 2004 and is for remaining contractual obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $11.9 million at December 31, 2006, of which $9.0 million is expected to be spent in cash, will be utilized as follows:
-	The personnel costs accruals of $2.6 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-
The facilities accruals totaling $5.8 million relate to vacated leases with expiration dates through 2010, of which $2.4 million will be paid in 2007, $1.4 million in 2008, $1.2 million in 2009, and $.8 million in 2010.

-
The customer termination accrual of $2.8 million relates to costs associated with the termination of certain customer programs, primarily related to services not traditionally provided by the company, and is expected to be utilized over several years.

-	Other of $.7 million primarily relates to certain terminated contracts and is expected to be utilized over several years.
Acquisition Indemnification
During the first quarter of 2005, Tekelec, a French subsidiary of the company, entered into a settlement agreement with Airtronic pursuant to which Airtronic paid €1.5 million (approximately $2.0 million) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.
In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3.4 million in full settlement of a claim asserted by the French tax authorities related to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged fraudulent activities occurred prior to the company’s purchase of Tekelec from Airtronic. The company recorded an acquisition indemnification credit of €7.9 million ($9.7 million at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively), in 2004, to reduce the liability previously recorded (€11.3 million) to the required level (€3.4 million). In December 2004, Tekelec paid €3.4 million in full settlement of this claim.
Impairment
In 2004, the company recorded an impairment charge related to cost in excess of net assets of companies acquired of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally related to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted average multiple of earnings before interest and taxes from comparable businesses.

Pre-Acquisition Warranty Claim
During the fourth quarter of 2006, the company recorded a charge of $2.8 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis) related to a pre-acquisition warranty claim.
Pre-Acquisition Environmental Matters
As discussed in Note 15 of the Notes to Consolidated Financial Statements, in 2000, when the company purchased Wyle from VEBA, the company assumed Wyle’s then outstanding obligations. Among the obligations the company assumed was Wyle’s 1994 indemnification of the purchasers of one of its divisions, Wyle Laboratories, for costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories. VEBA has since merged with E.ON AG, a German-based multinational conglomerate. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During the fourth quarter of 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Stock-Based Compensation Expense
Effective January 1, 2006, the company adopted the provisions of Statement No. 123(R), which requires share-based payment (“SBP”) awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period. The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, did not restate prior period amounts.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $13.0 million ($8.5 million net of related taxes or $.07 per share on both a basic and diluted basis) for 2006 relating to the expensing of stock options. Upon adoption of Statement No. 123(R), the company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and concluded the impact was not material. See Note 1 of the Notes to Consolidated Financial Statements (“Note 1”) for a further discussion on stock-based compensation.
Operating Income
The company recorded operating income of $606.2 million in 2006 as compared with operating income of $480.3 million in 2005.
Selling, general and administrative expenses increased $161.3 million, or 13.4%, in 2006, on a sales increase of 21.6% compared with 2005. The dollar increase in selling, general and administrative expenses in 2006, as compared with the year-earlier period, was due to selling, general and administrative expense incurred by DNS and Ultra Source of $66.0 million and $13.0 million for the expensing of stock options as a result of the company adopting Statement No. 123(R), with the difference attributable to higher variable selling expenses due to increased sales. Selling, general and administrative expenses, as a percentage of sales, was 10.0% and 10.8% for 2006 and 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of sales, compared with the year-earlier period, was primarily the result of the acquisitions of DNS and Ultra Source, which have lower operating expense structures, and due to the company’s ability to more effectively leverage its existing cost structure to support a higher level of sales.
The company recorded operating income of $480.3 million in 2005 as compared with operating income of $439.3 million in 2004.
Selling, general and administrative expenses decreased $19.1 million, or 1.6%, in 2005 on a sales increase of 4.9% compared with 2004. This decrease was primarily due to the cost savings resulting from the company’s initiatives to be more efficiently organized, offset, in part, by the impact of the acquisition of Disway in 2004.
Loss on Prepayment of Debt
The company recorded a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis), $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), and $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively) in 2006, 2005, and 2004, respectively. These items are discussed below.
During 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2.6 million from the dates of redemption and repurchase through the respective maturity dates, based on interest rates in effect at the time of the redemption and repurchase.
During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). These charges totaled $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1.7 million in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2.4 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges totaled $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), including $28.2 million in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $36.2 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Write-Down of Investments
During 2005, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation had occurred and, accordingly, recognized a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of this investment. During 2004, the company determined that an other-than-temporary decline in the fair value of an investment had occurred and, accordingly, recognized a loss of $1.3 million ($.01 per share on both a basic and diluted basis) on the write-down of this investment.
Tax Items
During the fourth quarter of 2006, the company settled certain tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis), of which $40.4 million ($.33 per share on both a basic and diluted basis) related to tax years prior to 2006.
Interest Expense
Net interest expense decreased 1.4% in 2006 to $90.6 million, compared with $91.8 million in 2005, primarily as a result of the previously discussed resolution of certain tax matters, which resulted in a reduction of related interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis), of which $4.0 million ($2.4 million net of related taxes or $.02 per share on both a basic and diluted basis) related to tax years prior to 2006, and lower debt balances, offset by higher variable-rate debt and reduced interest income. Interest income decreased $6.0 million in 2006 compared with the year-earlier period primarily due to the use of interest-bearing cash to redeem the convertible debentures and to fund acquisitions.
Net interest expense decreased 11.0% in 2005 to $91.8 million, compared with $103.2 million in 2004, primarily as a result of lower debt balances.
Income Taxes
The company recorded an income tax provision of $128.5 million on income before income taxes and minority interest of $518.3 million for 2006 (an effective tax rate of 24.8%) compared with an income tax provision of $131.2 million on income before income taxes and minority interest of $385.6 million (an effective tax rate of 34.0%) for 2005. The income taxes recorded in 2006 are impacted by the previously discussed resolution of certain tax matters, which resulted in a reduction in the provision for income taxes of $46.2 million, of which $40.4 million related to tax years prior to 2006, and the previously discussed restructuring charges, pre-acquisition warranty claim, and pre-acquisition environmental matters. Excluding the impact related to tax years prior to 2006 of the previously discussed resolution of certain tax matters, the company’s effective tax rate would have been 32.3%. The income taxes recorded in 2005 are impacted by the previously discussed restructuring charges, acquisition indemnification credit, and write-down of an investment. There was no tax benefit provided on the aforementioned write-down of investment in 2005 as this capital loss was not deductible for tax purposes. The company’s income tax provision and effective tax rate is primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
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
Net Income
The company recorded net income of $388.3 million for 2006, compared with $253.6 million in the year-earlier period. Included in the results for 2006 are the previously discussed restructuring charges of $9.0 million, a charge related to a pre-acquisition warranty claim of $1.9 million, a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $.9 million, stock option expense of $8.5 million, a loss on prepayment of debt of $1.6 million, and the reduction of the provision for income taxes of $46.2 million and the reduction of interest expense, net of related taxes, of $4.2 million related to the settlement of certain tax matters totaling $50.4 million. The acquisitions of DNS, Ultra Source, and Alternative Technology generated net income of $11.5 million in 2006. The company recorded net income of $253.6 million for 2005, compared with $207.5 million in the year-earlier period. Included in the results for 2005 are the previously discussed restructuring charges of $7.3 million, acquisition indemnification credit of $1.3 million, loss on prepayment of debt of $2.6 million, and loss of $3.0 million on the write-down of an investment. Included in the results for 2004 are the previously discussed restructuring charges of $6.9 million, acquisition indemnification credit of $9.7 million, impairment charge of $10.0 million, integration credit of $1.4 million, loss on prepayment of debt of $20.3 million, and loss of $1.3 million on the write-down of an investment.
Liquidity and Capital Resources
At December 31, 2006 and 2005, the company had cash and cash equivalents of $337.7 million and $580.7 million, respectively. The net amount of cash provided by the company’s operating activities during 2006 was $120.8 million, primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by increased inventory purchases, and increased accounts receivable supporting increased sales in the worldwide electronic components businesses. The net amount of cash used for investing activities during 2006 was $238.7 million, primarily reflecting $66.1 million for various capital expenditures and $176.2 million for consideration paid for acquired businesses. The net amount of cash used for financing activities during 2006 was $132.7 million, including $160.6 million used to repurchase convertible debentures and senior notes, $15.7 million in other long-term debt repayments, and net repayments of short-term borrowings of $22.3 million, offset by $59.2 million for proceeds from the exercise of stock options and $6.7 million relating to excess tax benefits from stock-based compensation arrangements. The effect of exchange rate changes on cash was an increase of $7.6 million.
The net amount of cash generated by the company’s operating activities during 2005 was $402.5 million, primarily from earnings from operations adjusted for non-cash items, and the company’s ability to reduce the amount of net working capital required to support sales. The net amount of cash used for investing activities during 2005 was $32.8 million, including $179.0 million for consideration paid for acquired businesses, $33.2 million for various capital expenditures offset, in part, by $158.6 million for net proceeds from the sale of short-term investments and $18.4 million from the sale of facilities. The net amount of cash used for financing activities during 2005 was $88.4 million, primarily reflecting $152.4 million used to repurchase convertible debentures and $27.8 million used to repay senior notes offset by $82.2 million for proceeds from the exercise of stock options and a change in short-term borrowings of $12.0 million. The effect of exchange rate changes on cash was a decrease of $5.9 million.
The net amount of cash provided by operating activities in 2004 was $187.5 million, primarily from earnings from operations, adjusted for non-cash items and the net impact of the charges, credits, and losses, partially offset by investments in working capital to support increased sales. The net amount of cash used for investing activities during 2004 was $196.4 million, including $158.6 million for net purchases of short-term investments, $35.0 million for consideration paid for acquired businesses, and $23.5 million for various capital expenditures offset, in part, by proceeds of $10.5 million from the sale of facilities. The net amount of cash used for financing activities during 2004 was $300.6 million, primarily reflecting $329.6 million used to repurchase convertible debentures, $268.4 million used to repay senior notes, and a change in short-term borrowings of $39.9 million offset by the net proceeds of $312.5 million from the sale of common stock in February 2004 and $27.9 million from the exercise of stock options. The effect of exchange rate changes on cash was an increase of $2.4 million.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 66.0% and 63.1% at December 31, 2006 and 2005, respectively.
Net cash provided by the company’s operating activities decreased by $281.7 million in 2006, as compared with the year-earlier period, primarily due to investments in working capital to support increased sales offset by earnings from operations adjusted for non-cash items. Working capital as a percentage of sales was 19.2% in 2006 compared with 19.6% in 2005.

Net cash provided by operating activities increased by $215.0 million in 2005, as compared with the year-earlier period, primarily reflecting the company’s initiatives to manage working capital more efficiently and earnings from operations. Working capital as a percentage of sales was 19.6% in 2005 compared with 20.7% in 2004.
Cash Flows from Investing Activities
In December 2006, the company acquired InTechnology, a distributor of storage and security solutions to VARs based in the United Kingdom, for a purchase price of $80.5 million, which included acquisition costs. The cash consideration paid was $80.5 million.
In November 2006, the company acquired Alternative Technology, a leading specialty distributor of access infrastructure and security solutions based in Englewood, Colorado, for a purchase price of $77.3 million, which included $17.5 million of debt paid at closing, cash acquired of $2.3 million, and acquisition costs. Additional cash consideration ranging from zero to a maximum of $4.8 million may be due if Alternative Technology achieves certain specified financial performance targets over a three-year period from January 1, 2007 through December 31, 2009. The cash consideration paid, net of cash acquired, was $75.0 million.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales in 2005 of approximately $43.0 million. The cash consideration paid, net of cash acquired of $3.2 million, was $9.8 million. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
In December 2005, the company acquired DNS, a distributor of mid-range computer products in Central, Northern, and Eastern Europe, for a purchase price of $116.2 million, which included cash acquired as well as acquisition costs. In addition, there was the assumption of $30.6 million in debt. Additional cash consideration ranging from zero to a maximum of €12.8 million (approximately $16.9 million at the December 31, 2006 exchange rate) may be due if DNS achieves certain specified financial performance targets over a two-year period from January 1, 2006 through December 31, 2007. The cash consideration paid, net of cash acquired of $7.5 million, was $108.7 million.
In December 2005, through a series of transactions, the company acquired 70.7% of the common shares of Ultra Source, one of the leading electronic components distributors in Taiwan, for a purchase price of $64.6 million, which included cash acquired as well as acquisition costs. In addition, Ultra Source had $78.9 million in debt and $19.5 million in cash. The cash consideration paid, net of cash acquired, was $45.2 million.
In July 2005, the company acquired the component distribution business of Connektron Pty. Ltd (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The cash consideration paid was $2.5 million. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
In July 2004, the company acquired Disway, an electronic components distributor in Italy, Germany, Austria, and Switzerland. The company made a final payment of $20.1 million during 2005 related to this acquisition. The impact of the Disway acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
During 2006, 2005, and 2004, the company made payments of $4.7 million, $2.5 million, and $.8 million, respectively, which were capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in majority-owned subsidiaries.
During 2005, the net proceeds from the sale of short-term investments were $158.6 million. During 2004, the net purchases of short-term investments were $158.6 million.
Capital expenditures were $66.1 million, $33.2 million, and $23.5 million in 2006, 2005, and 2004, respectively. During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next four years. For 2007, the estimated cash flow impact of this initiative is expected to be in the $70 to $80 million range. The company expects to finance these costs from cash flow from operations.
The company received proceeds of $18.4 million and $10.5 million during 2005 and 2004, respectively, on the sale of facilities.

Cash Flows from Financing Activities
Net payments of short-term debt were $22.3 million in 2006, net borrowings of short-term debt were $12.0 million in 2005, and net payments of short-term debt were $39.9 million in 2004. Repayments of long-term debt were $15.7 million, $2.4 million, and $3.1 million in 2006, 2005, and 2004, respectively. Proceeds from the exercise of stock options were $59.2 million, $82.2 million, and $27.9 million in 2006, 2005, and 2004, respectively.
During 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its convertible debentures and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis). As a result of these transactions, net interest expense was reduced by approximately $2.6 million from the dates of redemption and repurchase through the respective maturity dates, based on interest rates in effect at the time of the redemption and repurchase.
During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). These charges totaled $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1.7 million in cash. As a result of these transactions, net interest expense was reduced by approximately $2.4 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During 2004, the company repurchased, through a series of transactions, $319.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $15.0 million ($9.0 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250.0 million principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18.9 million ($11.3 million net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges totaled $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), including $28.2 million in cash. As a result of these transactions, net interest expense was reduced by approximately $36.2 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.73% and 8.57% at December 31, 2006 and 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.50% and 5.55% at December 31, 2006 and 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $3.2 million and a fair value of $.4 million at December 31, 2006 and 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% and 7.77% at December 31, 2006 and 2005, respectively) through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $.2 million and $4.1 million at December 31, 2006 and 2005, respectively. The 2003 swaps related to the 7% senior notes were terminated in January 2007 upon the repayment of the 7% senior notes.
In January 2007, the company amended and restated its bank credit agreement and, among other things, increased the revolving credit facility size from $600.0 million to $800.0 million and entered into a term loan of $200.0 million. Interest on borrowings under the revolving credit facility is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at January 11, 2007). The company had no outstanding borrowings under the credit facility at December 31, 2006 and 2005. The credit facility matures in January 2012. The facility fee related to the credit facility is .125%. In January 2007, the company borrowed $200.0 million under the term loan facility. The $200.0 million term loan is repayable in full in January 2012. Interest on the term loan is based on a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at January 11, 2007).
The company has a $550.0 million asset securitization program (the “program”). At December 31, 2006 and 2005, there were no receivables sold to and held by third parties under the program, and, as such, the company had no obligations outstanding under the program. The program expires in February 2008. The program agreement requires annual renewals of the banks’ underlying liquidity facilities, and the next renewal date is May 2007. The facility fee related to the program agreement is .175%.
In February 2004, the company issued 13.8 million shares of common stock with net proceeds of $312.5 million. The proceeds were used to redeem $208.5 million of the company’s outstanding 8.7% senior notes due in October 2005, as described above, and for the repurchase of a portion of the company’s outstanding convertible debentures ($91.9 million accreted value).
Restructuring and Integration Activities
Based on the previously discussed restructuring and integration charges at December 31, 2006, the company has a remaining accrual of $11.9 million, of which $9.0 million is expected to be spent in cash. The expected cash payments are approximately $5.2 million in 2007, $1.6 million in 2008, $1.4 million in 2009, and $.8 million in 2010.
Contractual Obligations
Payments due under contractual obligations at December 31, 2006 were as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total
Debt (a)	$262,063	$408	$219,297	$753,538	$1,235,306
Interest on long-term debt	68,017	134,844	115,049	349,480	667,390
Capital leases	720	1,687	1,563	281	4,251
Operating leases	50,399	77,431	42,708	53,116	223,654
Purchase obligations (b)	1,575,111	12,872	1,771	226	1,589,980
Other (c)	5,464	15,447	6,585	2,727	30,223

	$1,961,774	$242,689	$386,973	$1,159,368	$3,750,804

(a)	Includes 7% senior notes of $169.1 million. The company repaid these senior notes in January 2007 in accordance with their terms.

(b)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2006. Most of the company’s inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(c)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company is unable to estimate the projected contributions beyond 2012. Also included are amounts relating to personnel, facilities, customer termination, and certain other costs resulting from restructuring and integration activities.

As previously discussed, in January 2007, the company borrowed $200.0 million under the term loan facility.
On January 2, 2007, the company announced that it signed a definitive agreement with Agilysys pursuant to which the company will acquire substantially all of the assets and operations of the Agilysys KeyLink Systems

Group, a leading enterprise computing solutions distributor, for $485 million in cash. The company expects to fund this transaction with cash-on-hand plus borrowings under its existing committed liquidity facilities.
Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2006, there was no third party debt outstanding.
Off-Balance Sheet Arrangements
The company does not have off-balance sheet financing or unconsolidated special-purpose entities.
Critical Accounting Policies and Estimates
The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
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

In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.

-
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

-
Inventories are stated at the lower of cost or market. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the company, additional write-downs of inventories may be required. Due to the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated.

-
The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

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

-
It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2006, the company believes it has appropriately accrued for probable contingencies. To the extent the company prevails in matters for which accruals are established or is required to pay amounts in excess of the accruals, the company’s effective tax rate in a given financial statement period may be affected.

-
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company also entered into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt, effectively hedging the change in fair value of the fixed-rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.

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

-
The company has recorded charges in connection with restructuring its businesses, as well as the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the valuation of certain assets. Actual amounts could be different from those estimated.

-
Effective January 1, 2006, the company adopted the provisions of Statement No. 123(R), which requires SBP awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.

Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which used a fair value based method of accounting for SBP awards.

The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, has not restated prior period amounts. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 1. The assumptions used in calculating the fair value of SBP awards represent management’s best estimates. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. See Note 1 for a further discussion on stock-based compensation.

-
The costs and obligations of the company’s defined benefit pension plan are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligation, are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high quality corporate bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

-
The company performs an annual impairment test as of the first day of the fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the company reviews both quantitative and qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using a weighted average multiple of earnings before interest and taxes from comparable companies. In determining the fair value, the company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record an impairment charge.

-
Shipping and handling costs may be reported as either a component of cost of products sold or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2006 would decrease from 15.0% to 14.5% with no impact on reported earnings.

Impact of Recently Issued Accounting Standards
In June 2006, the FASB ratified the provisions of EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The adoption of the provisions of EITF Issue No. 06-2 is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of the provisions of FIN 48 is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No.

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
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s planned implementation of its new global financial system and new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.
Foreign Currency Exchange Rate Risk
The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could have a material impact on the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with a foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge”. Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets, which need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2006 and 2005 was $298.0 million and $228.4 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2006 and 2005.
The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars, which resulted in increased sales of $44.6 million and increased operating income of $2.3 million for 2006, compared with the year-earlier periods, based on 2005 sales at the average rate for 2006. Sales and operating income would have decreased by approximately $385.8 million and $13.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2006. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2006, the company would expect reduced interest expense of approximately $.7 million for the period from January 2007 through July 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $3.2 million at December 31, 2006.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2006, the company would expect reduced interest expense of approximately $1.4 million for the period from October 2006 through April 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $21.7 million and a fair value of $.5 million at December 31, 2006 and 2005, respectively.
Interest Rate Risk
The company’s interest expense, in part, is sensitive to the general level of interest rates in North America, Europe, and the Asia Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed-rate and floating-rate debt in its total debt portfolio. Additionally, the company also utilizes interest rate swaps in order to manage its targeted mix of fixed- and floating-rate debt.

At December 31, 2006, approximately 52% of the company’s debt was subject to fixed rates, and 48% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have had a material impact on interest expense, net of interest income, in 2006. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In June 2004, the company entered into a series of interest rate swaps, with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.73% and 8.57% at December 31, 2006 and 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.50% and 5.55% at December 31, 2006 and 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $3.2 million and a fair value of $.4 million at December 31, 2006 and 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps, with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% and 7.77% at December 31, 2006 and 2005, respectively), through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $.2 million and $4.1 million at December 31, 2006 and 2005, respectively. The 2003 swaps related to the 7% senior notes were terminated in January 2007 upon the repayment of the 7% senior notes.

Item 8. Financial Statements and Supplementary Data.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the “company”) as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”, as revised, effective January 1, 2006. In addition, as discussed in Note 13 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)”, effective December 31, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 22, 2007

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2006	2005	2004
Sales	$13,577,112	$11,164,196	$10,646,113

Costs and expenses:
Cost of products sold	11,545,719	9,424,586	8,922,962
Selling, general and administrative expenses	1,362,149	1,200,826	1,219,888
Depreciation and amortization	46,904	47,482	54,538
Restructuring charges	11,829	12,716	11,391
Pre-acquisition warranty claim	2,837	-	-
Pre-acquisition environmental matters	1,449	-	-
Acquisition indemnification credit	-	(1,672)	(9,676)
Impairment charge	-	-	9,995
Integration credit	-	-	(2,323)

	12,970,887	10,683,938	10,206,775

Operating income	606,225	480,258	439,338

Equity in earnings of affiliated companies	5,221	4,492	4,106

Loss on prepayment of debt	2,605	4,342	33,942

Write-down of investments	-	3,019	1,318

Interest expense, net	90,564	91,828	103,201

Income before income taxes and minority interest	518,277	385,561	304,983

Provision for income taxes	128,457	131,248	96,436

Income before minority interest	389,820	254,313	208,547

Minority interest	1,489	704	1,043

Net income	$388,331	$253,609	$207,504

Net income per share:
Basic	$3.19	$2.15	$1.83

Diluted	$3.16	$2.09	$1.75

Average number of shares outstanding:
Basic	121,667	117,819	113,109
Diluted	123,181	124,080	124,561
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$337,730	$580,661
Accounts receivable, net	2,710,321	2,316,932
Inventories	1,691,536	1,494,982
Prepaid expenses and other assets	156,034	124,899

Total current assets	4,895,621	4,517,474

Property, plant and equipment, at cost:
Land	41,810	41,855
Buildings and improvements	167,157	160,012
Machinery and equipment	481,689	426,239

	690,656	628,106
Less: Accumulated depreciation and amortization	(428,283)	(392,641)

Property, plant and equipment, net	262,373	235,465

Investments in affiliated companies	41,960	38,959
Cost in excess of net assets of companies acquired	1,231,281	1,053,266
Other assets	238,337	199,753

Total assets	$6,669,572	$6,044,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,795,089	$1,628,568
Accrued expenses	446,238	434,644
Short-term borrowings, including current portion of long-term debt	262,783	268,666

Total current liabilities	2,504,110	2,331,878

Long-term debt	976,774	1,138,981
Other liabilities	192,129	201,172

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2006 and 2005
Issued – 122,626 and 120,286 shares in 2006 and 2005, respectively	122,626	120,286
Capital in excess of par value	943,958	861,880
Retained earnings	1,787,746	1,399,415
Foreign currency translation adjustment	155,166	13,308

	3,009,496	2,394,889
Less: Treasury stock (207 and 272 shares in 2006 and 2005, respectively), at cost	(5,530)	(7,278)
Unamortized employee stock awards	-	(2,395)
Other	(7,407)	(12,330)

Total shareholders’ equity	2,996,559	2,372,886

Total liabilities and shareholders’ equity	$6,669,572	$6,044,917

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income	$388,331	$253,609	$207,504
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	46,904	47,482	54,538
Amortization of deferred financing costs and discount on notes	2,808	3,589	4,796
Amortization of restricted stock and performance awards	8,289	6,953	6,341
Amortization of employee stock options	12,979	-	-
Accretion of discount on zero coupon convertible debentures	876	8,698	16,827
Excess tax benefits from stock-based compensation arrangements	(6,661)	-	-
Deferred income taxes	(9,433)	21,920	44,732
Restructuring charges	8,977	7,310	6,943
Pre-acquisition warranty claim and environmental matters	2,728	-	-
Acquisition indemnification credit	-	(1,267)	(9,676)
Impairment charge	-	-	9,995
Integration credit	-	-	(1,389)
Equity in earnings of affiliated companies	(5,221)	(4,492)	(4,106)
Loss on prepayment of debt	1,558	2,596	20,297
Write-down of investments	-	3,019	1,318
Impact of settlement of tax matters	(50,376)	-	-
Minority interest	1,489	704	1,043
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(202,135)	(188,235)	(122,882)
Inventories	(119,612)	11,707	(97,083)
Prepaid expenses and other assets	(25,131)	(17,300)	1,843
Accounts payable	52,561	258,485	11,588
Accrued expenses	13,784	(11,738)	23,423
Other	(1,875)	(492)	11,454

Net cash provided by operating activities	120,840	402,548	187,506

Cash flows from investing activities:
Acquisition of property, plant and equipment	(66,078)	(33,179)	(23,516)
Proceeds from sale of facilities	-	18,353	10,507
Cash consideration paid for acquired businesses	(176,235)	(178,998)	(34,979)
Purchase of short-term investments	-	(230,456)	(452,587)
Proceeds from sale of short-term investments	-	389,056	293,987
Other	3,652	2,429	10,151

Net cash used for investing activities	(238,661)	(32,795)	(196,437)

Cash flows from financing activities:
Change in short-term borrowings	(22,298)	11,994	(39,875)
Change in long-term debt	(15,687)	(2,400)	(3,144)
Repurchase of senior notes	(4,268)	(27,762)	(268,399)
Repurchase of zero coupon convertible debentures	(156,330)	(152,449)	(329,639)
Proceeds from common stock offering	-	-	312,507
Proceeds from exercise of stock options	59,194	82,176	27,925
Excess tax benefits from stock-based compensation arrangements	6,661	-	-

Net cash used for financing activities	(132,728)	(88,441)	(300,625)

Effect of exchange rate changes on cash	7,618	(5,945)	2,446

Net increase (decrease) in cash and cash equivalents	(242,931)	275,367	(307,110)

Cash and cash equivalents at beginning of year	580,661	305,294	612,404

Cash and cash equivalents at end of year	$337,730	$580,661	$305,294

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common	Capital		Foreign		Unamortized
	Stock	in Excess		Currency		Employee	Other
	at Par	of Par	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2003	$103,878	$503,320	$938,302	$67,046	$(74,816)	$(8,074)	$(24,325)	$1,505,331

Net income	-	-	207,504	-	-	-	-	207,504
Translation adjustments	-	-	-	123,549	-	-	-	123,549
Unrealized gain on securities	-	-	-	-	-	-	6,654	6,654
Unrealized loss on options	-	-	-	-	-	-	(612)	(612)
Minimum pension liability adjustments	-	-	-	-	-	-	1,038	1,038

Comprehensive income								338,133

Issuance of common stock	13,800	298,707	-	-	-	-	-	312,507
Amortization of restricted stock and performance awards	-	1,772	-	-	-	4,569	-	6,341
Exercise of stock options	-	(10,173)	-	-	38,098	-	-	27,925
Tax benefits related to exercise of stock options	-	2,890	-	-	-	-	-	2,890
Restricted stock awards, net	-	119	-	-	-	(119)	-	-
Other	(3)	1,193	-	-	(17)	(114)	-	1,059

Balance at December 31, 2004	$117,675	$797,828	$1,145,806	$190,595	$(36,735)	$(3,738)	$(17,245)	$2,194,186

Net income	-	-	253,609	-	-	-	-	253,609
Translation adjustments	-	-	-	(177,287)	-	-	-	(177,287)
Unrealized gain on securities	-	-	-	-	-	-	8,457	8,457
Unrealized loss on employee benefit plan assets	-	-	-	-	-	-	(585)	(585)
Minimum pension liability adjustments	-	-	-	-	-	-	(2,957)	(2,957)

Comprehensive income								81,237

Amortization of restricted stock and performance awards	-	4,706	-	-	-	2,247	-	6,953
Exercise of stock options	2,612	51,190	-	-	28,888	-	-	82,690
Tax benefits related to exercise of stock options	-	7,315	-	-	-	-	-	7,315
Restricted stock awards, net	-	333	-	-	600	(933)	-	-
Other	(1)	508	-	-	(31)	29	-	505

Balance at December 31, 2005	$120,286	$861,880	$1,399,415	$13,308	$(7,278)	$(2,395)	$(12,330)	$2,372,886

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(In thousands)

	Common	Capital		Foreign		Unamortized
	Stock	in Excess		Currency		Employee	Other
	at Par	of Par	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total
Balance at December 31, 2005	$120,286	$861,880	$1,399,415	$13,308	$(7,278)	$(2,395)	$(12,330)	$2,372,886

Net income	-	-	388,331	-	-	-	-	388,331

Translation adjustments	-	-	-	141,858	-	-	-	141,858
Unrealized gain on securities	-	-	-	-	-	-	3,386	3,386
Unrealized loss on employee benefit plan assets	-	-	-	-	-	-	(1,703)	(1,703)
Minimum pension liability adjustments	-	-	-	-	-	-	5,810	5,810

Comprehensive income								537,682

Reclassification of employee stock awards upon adoption of FASB Statement No. 123(R)	-	(2,395)	-	-	-	2,395	-	-
Amortization of restricted stock and performance awards	-	8,289	-	-	-	-	-	8,289
Amortization of employee stock options	-	12,979	-	-	-	-	-	12,979
Exercise of stock options	2,339	56,529	-	-	-	-	-	58,868
Tax benefits related to exercise of stock options	-	6,661	-	-	-	-	-	6,661
Restricted stock awards, net	-	(1,790)	-	-	1,790	-	-	-
Adjustment to initially apply FASB Statement No. 158	-	-	-	-	-	-	(2,570)	(2,570)
Other	1	1,805	-	-	(42)	-	-	1,764

Balance at December 31, 2006	$122,626	$943,958	$1,787,746	$155,166	$(5,530)	$-	$(7,407)	$2,996,559

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments, which are readily convertible into cash and have original maturities of three months or less.
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
Financial Instruments
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company has also entered into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt, effectively hedging the change in fair value of the fixed-rate debt resulting from fluctuations in interest rates. The fair value hedges and the hedged debt are adjusted to current market values through interest expense.
Inventories
Inventories are stated at the lower of cost or market. Cost approximates the first-in, first-out method.
Property, Plant and Equipment
Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally three to ten years. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.
Software Development Costs
The company capitalizes qualifying costs under Financial Accounting Standards Board (“FASB”) Statement of Position 98-1, “Accounting for the Costs to Develop or Obtain Software for Internal Use”, including certain costs incurred in connection with developing or obtaining software for internal use.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years.
Investments
Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records its investments in equity method investees meeting these characteristics as “Investments in affiliated companies” in the accompanying consolidated balance sheets.
All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in “Other assets” in the accompanying consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value, and additional investments. If classified as available-for-sale, the company accounts for the changes in the fair value with unrealized gains or losses reflected in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other”. The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other”. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:
-	broad economic factors impacting the investee’s industry,
-	publicly available forecasts for sales and earnings growth for the industry and investee, and
-	the cyclical nature of the investee’s industry.
The company could potentially have an impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.
Cost in Excess of Net Assets of Companies Acquired
The company performs an annual impairment test as of the first day of the fourth quarter, or earlier if indicators of potential impairment exist, to evaluate goodwill. Goodwill is considered impaired if the carrying amount of the reporting unit exceeds its estimated fair value. In assessing the recoverability of goodwill, the company reviews both quantitative and qualitative factors to support its assumptions with regard to fair value. The fair value of a reporting unit is estimated using a weighted average multiple of earnings before interest and taxes from comparable companies. In determining the fair value, the company makes certain judgments, including the identification of reporting units and the selection of comparable companies. If these estimates or their related assumptions change in the future as a result of changes in strategy and/or market conditions, the company may be required to record an impairment charge.
Foreign Currency Translation
The assets and liabilities of foreign operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity in the accompanying consolidated balance sheets. The results of foreign operations are translated at the monthly average exchange rates.

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
It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes the accruals based upon management’s assessment of probable contingencies. At December 31, 2006, the company believes it has appropriately accrued for probable contingencies. To the extent the company prevails in matters for which accruals are established or is required to pay amounts in excess of the accruals, the company’s effective tax rate in a given financial statement period may be affected.
Net Income Per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Comprehensive Income
Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gain on securities, unrealized loss on employee benefit plan assets, unrealized gain (loss) on foreign exchange options, and minimum pension liability adjustments. The unrealized gain on securities are net of any reclassification adjustments for realized loss included in net income. The foreign currency translation adjustments included in comprehensive income have not been tax effected as investments in foreign affiliates are deemed to be permanent.
Stock-based Compensation
Effective January 1, 2006, the company adopted the provisions of FASB Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”), which requires share-based payment (“SBP”) awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.
Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (collectively, “Statement No. 123”) which used a fair value based method of accounting for SBP awards.
Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of the company’s stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized under Statement No. 123.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, did not restate prior period amounts. Under this transition method,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
compensation expense for the year ended December 31, 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis upon adoption of Statement No. 123(R). Upon adoption of Statement No. 123(R), the company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested previously issued awards and concluded the impact was not material.
As a result of adopting Statement No. 123(R), the company recorded, as a component of selling, general and administrative expenses, a charge of $12,979 ($8,543 net of related taxes or $.07 per share on both a basic and diluted basis) for the year ended December 31, 2006, relating to the expensing of stock options.
Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the year ended December 31, 2006 of $6,661 is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from SBP awards for the year ended December 31, 2006 was $7,297.
The following table presents the company’s pro forma net income and basic and diluted net income per share for the years ended December 31, 2005 and 2004 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans:

	2005	2004
Net income, as reported	$253,609	$207,504
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(9,100)	(11,073)

Pro forma net income	$244,509	$196,431

Net income per share:
Basic-as reported	$2.15	$1.83

Basic-pro forma	$2.08	$1.74

Diluted-as reported	$2.09	$1.75

Diluted-pro forma	$2.01	$1.66

The fair value of SBP awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004
Volatility (percent) *	35	39	47
Expected term (in years) **	4.4	4.3	4.3
Risk-free interest rate (percent) ***	4.7	4.4	3.3

*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.

**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
There is no expected dividend yield.
The weighted-average fair value per option granted was $11.11, $11.90, and $11.34 for the years ended December 31, 2006, 2005, and 2004, respectively.
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
A portion of the company’s business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, product returns, and has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product was shipped.
In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent”.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses totaled $65,599, $56,629, and $57,296 in 2006, 2005, and 2004, respectively.
Impact of Recently Issued Accounting Standards
In June 2006, the FASB ratified the provisions of EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangement, be accrued over the requisite service period during which an employee earns the benefit. EITF Issue No. 06-2 is effective for fiscal years beginning after December 15, 2006 and should be recognized as either a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption or a change in accounting principle through retrospective application to all prior periods. The adoption of the provisions of EITF Issue No. 06-2 is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.
In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”) which prescribes a recognition threshold and measurement attribute, as well as criteria for subsequently recognizing, derecognizing, and measuring uncertain tax positions for financial statement purposes. FIN 48 also requires expanded disclosure with

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
respect to the uncertainty in income tax assets and liabilities. FIN 48 is effective for fiscal years beginning after December 15, 2006 and is required to be recognized as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The adoption of the provisions of FIN 48 is not anticipated to have a material impact on the company’s consolidated financial position and results of operations.
In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 and should be applied prospectively, except for the provisions for certain financial instruments that should be applied retrospectively as of the beginning of the year of adoption. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.
Reclassification
Certain prior year amounts have been reclassified to conform with current year presentation.
2. Acquisitions
The following acquisitions were accounted for as purchase transactions and, accordingly, results of operations were included in the consolidated results of the company from the dates of acquisition.
2006
On November 30, 2006, the company acquired Alternative Technology, Inc. (“Alternative Technology”) for a purchase price of $77,346, which included $17,483 of debt paid at closing, cash acquired of $2,315, and acquisition costs. Additional cash consideration ranging from zero to a maximum of $4,800 may be due if Alternative Technology achieves certain specified financial performance targets over a three-year period from January 1, 2007 through December 31, 2009. Alternative Technology, which is headquartered in Englewood, Colorado, has approximately 150 employees and supports value-added resellers (“VARs”) in delivering solutions that optimize, accelerate, monitor, and secure end-user’s networks. Total Alternative Technology sales for 2006 were approximately $320,000, of which $48,699 were included in the company’s consolidated results of operations from the acquisition date. The cash consideration paid, net of cash acquired, was $75,031.
On December 29, 2006, the company acquired InTechnology plc’s storage and security distribution business (“InTechnology”) for a purchase price of $80,457, which included acquisition costs. InTechnology, which is headquartered in Harrogate, England, has approximately 200 employees and delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $365,000. The cash consideration paid was $80,457.
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Alternative Technology and InTechnology acquisitions (“2006 acquisitions”):

Accounts receivable, net	$107,771
Inventories	28,621
Prepaid expenses and other assets	10,076
Property, plant and equipment, net	1,954
Cost in excess of net assets of companies acquired	105,414
Accounts payable	(69,067)
Accrued expenses	(29,281)

Net consideration paid	$155,488

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The preliminary allocation is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the valuation of any potential intangible assets created through these acquisitions.
The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2006 acquisitions occurred on January 1:

	2006	2005
Sales	$14,163,783	$11,718,265
Net income	392,578	260,551

Net income per share:
Basic	$3.23	$2.21
Diluted	$3.19	$2.14
The unaudited summary of consolidated operations does not purport to be indicative of the results, which would have been obtained if the above acquisitions had occurred as of the beginning of 2006 and 2005 or of those results, which may be obtained in the future.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions in Mississauga, Ottawa, and Calgary, as well as Laval, Quebec. Total SKYDATA sales for 2005 were approximately $43,000. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
2005
On December 30, 2005, the company acquired DNSint.com AG (“DNS”) for a purchase price of $116,224, which included cash acquired as well as acquisition costs. In addition, there was the assumption of $30,638 in debt. Additional cash consideration ranging from zero to a maximum of €12,800 (approximately $16,900 at the December 31, 2006 exchange rate) may be due if DNS achieves certain specified financial performance targets over a two-year period from January 1, 2006 through December 31, 2007. DNS is a distributor of mid-range computer products in Central, Northern, and Eastern Europe and is one of the largest suppliers of Sun Microsystems, Inc. products in Europe. In 2005, DNS had sales in excess of $400,000. The cash consideration paid, net of cash acquired of $7,500, was $108,724.
In December 2005, through a series of transactions, the company acquired 70.7% of the common shares of Ultra Source Technology Corp. (“Ultra Source”) for a purchase price of $64,647, which included cash acquired as well as acquisition costs. In addition, Ultra Source had $78,850 in debt and $19,497 in cash. Ultra Source is one of the leading electronic components distributors in Taiwan with sales offices and distribution centers in Taiwan, Hong Kong, and the People’s Republic of China. In 2005, Ultra Source had sales in excess of $500,000. The cash consideration paid, net of cash acquired, was $45,150.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the DNS and Ultra Source acquisitions (“2005 acquisitions”):

Accounts receivable, net	$196,916
Inventories	70,438
Prepaid expenses and other assets	25,501
Property, plant and equipment, net	13,087
Cost in excess of net assets of companies acquired	125,819
Identifiable intangible assets	19,668
Accounts payable	(140,789)
Accrued expenses	(31,941)
Debt (including short-term borrowings of $94,416)	(109,489)
Minority interest	(14,956)
Other liabilities	(380)

Net consideration paid	$153,874

During the fourth quarter of 2006, the company completed its valuation of identifiable intangible assets and, accordingly, recorded, as a component of depreciation and amortization expense, $1,609 of amortization expense, which represents a full year of intangible asset amortization. The company allocated $17,891 of the purchase price to intangible assets relating to customer relationships, with a useful life of 20 years, and other intangible assets (consisting of non-competition agreements, customer databases, and sales backlog) of $1,777, with useful lives ranging from one to five years. Amortization expense for the next five years is estimated to be approximately $1,393 in 2007, $1,393 in 2008, $1,261 in 2009, $1,261 in 2010, and $997 in 2011. These identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets.
The following unaudited summary of consolidated operations has been prepared on a pro forma basis as though the 2005 acquisitions occurred on January 1:

	2005	2004
Sales	$12,138,880	$11,398,095
Net income	257,784	211,078

Net income per share:
Basic	$2.19	$1.87
Diluted	$2.12	$1.78
The unaudited summary of consolidated operations does not purport to be indicative of the results, which would have been obtained if the above acquisitions had occurred as of the beginning of 2005 and 2004 or of those results, which may be obtained in the future.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Other
During 2006, 2005, and 2004, the company made payments of $4,666, $2,527, and $805, respectively, which were capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in majority-owned subsidiaries.
3. Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at December 31:

	2006	2005
Marubun/Arrow	$27,283	$23,352
Altech Industries	14,419	14,675
Other	258	932

	$41,960	$38,959

The equity in earnings (loss) of affiliated companies for the years ended December 31 consist of the following:

	2006	2005	2004
Marubun/Arrow	$4,024	$4,027	$4,290
Altech Industries	1,244	500	(184)
Other	(47)	(35)	-

	$5,221	$4,492	$4,106

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At December 31, 2006 there was no third party debt outstanding.
Investment Securities
The company has a 3.2% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The company accounts for these investments in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“Statement No. 115”) and EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” (“EITF Issue No. 03-1”). Under Statement No. 115 and EITF Issue No. 03-1, if the fair value of an investment is less than the cost basis, the company must determine if an other-than-temporary decline has occurred based on its intent and ability to hold the investment until the cost is recovered and the assessment of evidence indicates that the cost of the investment is recoverable within a reasonable period of time. If the company determines that an other-than-temporary decline has occurred, the cost basis of the investment must be written down to fair value as the new cost basis and the amount of the write-down is recognized as a loss in the consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The fair value of the company’s available-for-sale securities are as follows at December 31:

	2006		2005
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	12,173	1,496	12,008	(2,978)

Fair value	$32,219	$12,294	$32,054	$7,820

During 2005, in accordance with Statement No. 115 and EITF Issue No. 03-1, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun had occurred and, accordingly, recognized a loss of $3,019 ($.03 per share on both a basic and diluted basis) on the write-down of this investment. The new cost basis of the company’s investment in Marubun is $20,046.
During 2004, the company determined that an other-than-temporary decline in the fair value of an investment had occurred and, accordingly, recognized a loss of $1,318 ($.01 per share on both a basic and diluted basis) on the write-down of this investment.
The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets and the related net unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
4. Accounts Receivable
The company has a $550,000 asset securitization program (the “program”), which is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote, special purpose subsidiary. Any receivables held by AFC would likely not be available to creditors of the company in the event of bankruptcy or insolvency proceedings. At December 31, 2006 and 2005, there were no receivables sold to and held by third parties under the program, and, as such, the company had no obligations outstanding under the program. The program expires in February 2008. The program agreement requires annual renewals of the banks’ underlying liquidity facilities, and the next renewal date is May 2007. The facility fee related to the program is .175%.
Accounts receivable, net, consists of the following at December 31:

	2006	2005
Accounts receivable	$2,785,725	$2,364,008
Allowance for doubtful accounts	(75,404)	(47,076)

Accounts receivable, net	$2,710,321	$2,316,932

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
5. Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired allocated to the company’s business segments are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2004	$974,285	$-	$974,285
Acquisitions	27,654	106,909	134,563
Other (primarily foreign currency translation)	(55,582)	-	(55,582)

December 31, 2005	946,357	106,909	1,053,266
Acquisitions	14,746	97,884	112,630
Other (primarily foreign currency translation)	53,204	12,181	65,385

December 31, 2006	$1,014,307	$216,974	$1,231,281

In 2004, the company recorded an impairment charge related to cost in excess of net assets of companies acquired of $9,995 ($.09 and $.08 per share on a basic and diluted basis, respectively). This non-cash charge principally related to the company’s electronic components operations in Latin America. In calculating the impairment charge, the fair value of the reporting units was estimated using a weighted-average multiple of earnings before interest and taxes from comparable businesses.
All existing and future cost in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
The company has not completed its valuation of any potential intangible assets created as a result of its 2006 acquisitions and, as a result, is currently undergoing further review of this valuation process.
6. Debt
Short-term borrowings, including current portion of long-term debt, consist of the following at December 31:

	2006	2005
7% senior notes, due 2007	$169,136	$-
Interest rate swaps	(185)	-
Zero coupon convertible debentures	-	155,479
Short-term borrowings in various countries	93,832	113,187

	$262,783	$268,666

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain foreign operations. The weighted average interest rates on these borrowings at December 31, 2006 and 2005 were 5.5% and 4.4%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Long-term debt consists of the following at December 31:

	2006	2005
7% senior notes, due 2007	$-	$173,016
9.15% senior notes, due 2010	199,987	199,984
6.875% senior notes, due 2013	349,559	349,491
6.875% senior debentures, due 2018	197,613	197,404
7.5% senior debentures, due 2027	197,191	197,051
Cross-currency swap, due 2010	21,729	(517)
Cross-currency swap, due 2011	3,218	-
Interest rate swaps	(3,245)	(3,608)
Other obligations with various interest rates and due dates	10,722	26,160

	$976,774	$1,138,981

The 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be called at the option of the company subject to “make whole” clauses.
The estimated fair market value at December 31, as a percentage of par value, is as follows:

	2006	2005
7% senior notes, due 2007	100%	102%
9.15% senior notes, due 2010	112%	114%
6.875% senior notes, due 2013	105%	107%
6.875% senior debentures, due 2018	103%	106%
7.5% senior debentures, due 2027	108%	112%
Zero coupon convertible debentures	-	55%
The company’s cross-currency swaps, interest rate swaps, and other obligations approximate their fair value.
Annual payments of borrowings during each of the years 2007 through 2011 are $262,783, $1,175, $920, $220,162, and $698, respectively, and $753,819 for all years thereafter. Included in payments for 2007 is $169,136 related to the 7% senior notes due in 2007 that were repaid in January 2007 in accordance with their terms.
In January 2007, the company amended and restated its bank credit agreement and, among other things, increased the revolving credit facility size from $600,000 to $800,000 and entered into a term loan of $200,000. Interest on borrowings under the revolving credit facility is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at January 11, 2007). The company had no outstanding borrowings under the credit facility at December 31, 2006 and 2005. The credit facility matures in January 2012. The facility fee related to the credit facility is .125%. In January 2007, the company borrowed $200,000 under the term loan facility. The $200,000 term loan is repayable in full in January 2012. Interest on the term loan is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.60% at January 11, 2007).
The five-year credit agreement and the asset securitization program include terms and conditions, which limit the incurrence of additional borrowings, limit the company’s ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2006. The company is currently not aware of any events, which would cause non-compliance in the future.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
During 2006, the company redeemed the total amount outstanding of $283,184 principal amount ($156,354 accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4,125 principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2,605 ($1,558 net of related taxes or $.01 per share on both a basic and diluted basis) and is recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2,600 from the dates of redemption and repurchase through the respective maturity dates, based on interest rates in effect at the time of the redemption and repurchase.
During 2005, the company repurchased, through a series of transactions, $151,845 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26,750 principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written-off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1,133 ($677 net of related taxes). These charges totaled $4,342 ($2,596 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1,697 in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2,381 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
During 2004, the company repurchased, through a series of transactions, $319,849 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $15,021 ($8,982 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively). Also during 2004, the company repurchased and/or redeemed, through a series of transactions, $250,000 principal amount of its 8.7% senior notes due in October 2005. The premium paid and the related deferred financing costs written-off upon the repurchase and/or redemption of this debt, net of the gain recognized by terminating the related interest rate swaps, aggregated $18,921 ($11,315 net of related taxes or $.10 and $.09 per share on a basic and diluted basis, respectively). These charges totaled $33,942 ($20,297 net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively), including $28,194 in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $36,200 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Interest expense, net, includes interest income of $7,817, $13,789, and $9,660 in 2006, 2005, and 2004, respectively. Interest paid, net of interest income, amounted to $105,078, $81,689, and $97,367 in 2006, 2005, and 2004, respectively.
7. Financial Instruments
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2006, the company would expect reduced interest expense of approximately $700 for the period from January 2007 through July 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $3,218 at December 31, 2006.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at December 31, 2006, the company would expect reduced interest expense of approximately $1,400 for the period from October 2006 through April 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $21,729 and a fair value of $517 at December 31, 2006 and 2005, respectively.
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2006 and 2005 was $297,950 and $228,422, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2006 and 2005.
Interest Rate Swaps
The company utilizes interest rate swaps in order to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other liabilities”, and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheets.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.73% and 8.57% at December 31, 2006 and 2005, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.50% and 5.55% at December 31, 2006 and 2005, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $3,245 and a fair value of $445 at December 31, 2006 and 2005, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% and 7.77% at December 31, 2006 and 2005, respectively), through their maturities. The 2003 swaps are classified as fair value hedges and had a negative fair value of $185 and $4,053 at December 31, 2006 and 2005, respectively. The 2003 swaps related to the 7% senior notes were terminated in January 2007 upon the repayment of the 7% senior notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
8. Income Taxes
The provision for income taxes for the years ended December 31 consists of the following:

	2006	2005	2004
Current
Federal	$92,842	$68,759	$3,528
State	19,159	6,894	3,349
Foreign	25,889	33,675	44,827

	137,890	109,328	51,704

Deferred
Federal	(11,892)	73	32,738
State	953	10,974	6,053
Foreign	1,506	10,873	5,941

	(9,433)	21,920	44,732

	$128,457	$131,248	$96,436

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2006	2005	2004
United States	$252,334	$230,624	$109,221
Foreign	265,943	154,937	195,762

Income before income taxes and minority interest	$518,277	$385,561	$304,983

Provision at statutory rate	$181,397	$134,946	$106,744
State taxes, net of federal benefit	13,073	11,614	6,111
Foreign effective tax rate differential	(24,492)	(11,839)	(18,912)
Capital loss valuation allowance	(1,027)	601	1,966
Other non-deductible expenses	2,280	2,808	650
Settlement of tax matters	(40,426)	-	-
Other	(2,348)	(6,882)	(123)

Provision for income taxes	$128,457	$131,248	$96,436

It is the company’s policy to establish accruals for taxes that may become payable in future years as a result of examinations by tax authorities. The company establishes tax accruals based upon management’s assessment of probable contingencies, which for a global organization is complex and subject to change in regulations and interpretations by government regulators. At December 31, 2006, the company believes it has appropriately accrued for probable tax contingencies in accordance with professional standards. During the fourth quarter of 2006, the company settled certain tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of $46,176 in the “Provision for income taxes”, of which $40,426 related to tax years prior to 2006, in the accompanying consolidated statements of operations. In connection with the settlement of the tax matters, an accrual of $6,900 ($4,200 net of related taxes) for related interest costs, of which $3,994 related to tax years prior to 2006, was reversed and, accordingly, the company recorded a reduction in “Interest expense, net” in the accompanying consolidated statements of operations.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The significant components of the company’s deferred tax assets and liabilities, included primarily in “Prepaid expenses and other assets”, “Other assets”, and “Other liabilities” in the accompanying consolidated balance sheets, consist of the following at December 31:

	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$52,981	$54,991
Capital loss carryforwards	15,971	16,998
Inventory adjustments	37,122	33,962
Allowance for doubtful accounts	20,447	10,274
Accrued expenses	42,230	36,394
Pension costs	5,112	8,671
Integration and restructuring reserves	1,154	2,769
Other	12,947	10,496

	187,964	174,555
Valuation allowance	(50,466)	(45,081)

Total deferred tax assets	$137,498	$129,474

Deferred tax liabilities:
Goodwill	$(61,754)	$(53,815)
Other	(21)	(2,647)

Total deferred tax liabilities	$(61,775)	$(56,462)

Total net deferred tax assets	$75,723	$73,012

At December 31, 2006, certain international subsidiaries had tax loss carryforwards of approximately $190,000 expiring in various years after 2007. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $44,492 as of December 31, 2006 have been recorded with a corresponding valuation allowance of $31,197. In addition, a valuation allowance of $3,298 has been provided against the other deferred tax assets for certain international subsidiaries. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the foreign effective tax rate differential.
At December 31, 2006, the company had a capital loss carryforward of approximately $40,000. This loss will expire through 2010. A full valuation allowance of $15,971 has been provided against the deferred tax asset relating to the capital loss carryforward.
Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.
Cumulative undistributed earnings of international subsidiaries were $1,145,858 at December 31, 2006. No deferred U.S. federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company’s international operations.
Income taxes paid, net of income taxes refunded, amounted to $163,889, $97,916, and $44,545 in 2006, 2005, and 2004, respectively.
9. Restructuring, Integration, and Other Charges (Credits)
The company recorded total restructuring charges of $11,829 ($8,977 net of related taxes or $.07 per share on both a basic and diluted basis), $12,716 ($7,310 net of related taxes or $.06 and $.05 per share

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
on a basic and diluted basis, respectively), and $11,391 ($6,943 net of related taxes or $.07 and $.06 per share on a basic and diluted basis, respectively) in 2006, 2005, and 2004, respectively.
Restructurings
Included in the total restructuring charges for 2006 is $12,280 related to initiatives by the company to improve operating efficiencies. These initiatives, in the aggregate, are expected to generate annual cost savings of approximately $9,000 beginning in 2007.
During 2005, 2004, and 2003, the company announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $61,770, which include restructuring charges of $218, $13,757, and $9,830 in 2006, 2005, and 2004, respectively. The restructuring charges for 2005 and 2004 are net of a gain of $2,914 and $1,463, respectively, on the sale of facilities. Included in the restructuring charge for 2005 was a $1,300 loss resulting from the sale of the company’s Cable Assembly business. Approximately 85% of the total charge was spent in cash.
At December 31, 2006, the restructuring accrual related to the aforementioned restructurings was $4,283 and was comprised of the following:

			Asset
	Personnel		Write-
	Costs	Facilities	Downs	Other	Total
December 31, 2004	$2,828	$2,573	$346	$25	$5,772
Additions (a)	13,562	(910)	1,087	18	13,757
Payments	(11,217)	424	(913)	(41)	(11,747)
Non-cash usage	(407)	-	(240)	-	(647)
Foreign currency translation	(85)	(133)	-	-	(218)
Reclassification	(41)	(25)	-	66	-

December 31, 2005	4,640	1,929	280	68	6,917
Additions (a)	6,306	2,001	4,259	(68)	12,498
Payments	(8,238)	(2,110)	(55)	(26)	(10,429)
Non-cash usage	-	-	(4,484)	-	(4,484)
Foreign currency translation	(107)	(138)	-	26	(219)

December 31, 2006	$2,601	$1,682	$-	$-	$4,283

(a)
Personnel costs associated with the elimination of 300 positions in 2006, primarily within multiple functions in North America, and approximately 425 positions in 2005 across multiple locations, primarily within the company’s electronic components business segment and shared services function.

In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of 2006 related to the 2001 restructuring total $229,525, which include restructuring credits of $669 and $1,041 recorded in 2006 and 2005, respectively, and a restructuring charge of $1,561 recorded in 2004. At December 31, 2006, cumulative cash payments of $34,471 ($2,225 in 2006) and non-cash usage of $190,879 were recorded against the accrual. As of December 31, 2006 and 2005, the company had $4,175 and $7,069, respectively, of unused accruals of which $1,369 and $3,596, respectively, are required to address remaining real estate lease

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
commitments. In addition, accruals of $2,806 and $3,473 at December 31, 2006 and 2005, respectively, primarily relate to the termination of certain customer programs.
Integration
During 2005, the company recorded $2,271 as additional cost in excess of net assets of companies acquired associated with the Disway acquisition.
During 2004, the company recorded an integration credit, due to a change in estimate, of $2,323 ($1,389 net of related taxes or $.01 per share on both a basic and diluted basis), which primarily related to the final negotiation of facilities related obligations for numerous acquisitions made prior to 2001.
At December 31, 2006, the integration accrual of $3,393 related to the acquisition of Disway in 2004 and certain acquisitions made prior to 2004 was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2004	$-	$4,474	$1,019	$5,493
Additions	1,144	984	143	2,271
Payments	(1,105)	(143)	(350)	(1,598)
Reclassification	-	(482)	482	-
Foreign currency translation	(15)	(459)	76	(398)

December 31, 2005	24	4,374	1,370	5,768
Payments	(295)	(1,682)	(838)	(2,815)
Reclassification	271	(346)	75	-
Non-cash usage	-	(59)	-	(59)
Foreign currency translation	-	448	51	499

December 31, 2006	$-	$2,735	$658	$3,393

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $11,851 at December 31, 2006, of which $9,045 is expected to be spent in cash, will be utilized as follows:
-	The personnel costs accruals of $2,601 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-	The facilities accruals totaling $5,786 relate to vacated leases with expiration dates through 2010, of which $2,396 will be paid in 2007, $1,354 in 2008, $1,212 in 2009, and $824 in 2010.

-
The customer termination accrual of $2,806 relates to costs associated with the termination of certain customer programs, primarily related to services not traditionally provided by the company, and is expected to be utilized over several years.

-	Other of $658 primarily relates to certain terminated contracts and is expected to be utilized over several years.
The company’s restructuring and integration programs primarily impacted its electronic components business segment, shared services function and multiple functions in North America.
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
In August 2004, an agreement was reached with the French tax authorities pursuant to which Tekelec agreed to pay €3,429 in full settlement of a claim asserted by the French tax authorities related to alleged fraudulent activities concerning value-added tax by Tekelec. The alleged fraudulent activities occurred prior to the company’s purchase of Tekelec from Airtronic. The company recorded an acquisition indemnification credit of €7,898 ($9,676 at the exchange rate prevailing on August 12, 2004 or $.09 and $.08 per share on a basic and diluted basis, respectively), in 2004, to reduce the liability previously recorded (€11,327) to the required level (€3,429). In December 2004, Tekelec paid €3,429 in full settlement of this claim.
10. Shareholders’ Equity
The activity in the number of shares outstanding is as follows (in thousands):

	Common		Common
	Stock	Treasury	Stock
	Issued	Stock	Outstanding
Common stock outstanding at December 31, 2003	103,878	2,798	101,080
Issuance of common stock	13,800	-	13,800
Exercise of stock options	-	(1,424)	1,424
Other	(3)	-	(3)

Common stock outstanding at December 31, 2004	117,675	1,374	116,301
Restricted stock awards, net of forfeitures	-	(22)	22
Exercise of stock options	2,612	(1,080)	3,692
Other	(1)	-	(1)

Common stock outstanding at December 31, 2005	120,286	272	120,014
Restricted stock awards, net of forfeitures	-	(65)	65
Exercise of stock options	2,339	-	2,339
Other	1	-	1

Common stock outstanding at December 31, 2006	122,626	207	122,419

In February 2004, the company issued 13,800,000 shares of common stock with net proceeds of $312,507. The proceeds were used to redeem $208,500 of the company’s outstanding 8.7% senior notes due in October 2005 and for the repurchase of a portion of the company’s outstanding convertible debentures ($91,873 accreted value).
The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2006 and 2005.
In 1988, the company paid a dividend of one preferred share purchase right on each outstanding share of common stock. Each right, as amended, entitles a shareholder to purchase one one-hundredth of a share of a new series of preferred stock at an exercise price of fifty dollars (the “exercise price”). The rights are exercisable only if a person or group acquires 20% or more of the company’s common stock or announces a tender or exchange offer that will result in such person or group acquiring 30% or more of the company’s common stock. Rights owned by the person acquiring such stock or transferees thereof will automatically be void. Each other right will become a right to buy, at the exercise price, that number of shares of common stock having a market value of twice the exercise price. The rights, which do not have voting rights, may be redeemed by the company at a price of one cent per right at any time until ten days after a 20% ownership position has been acquired. In the event that the company merges with, or transfers 50% or more of its consolidated assets or earnings power to, any person or group after the rights become exercisable, holders of the rights may purchase, at the exercise price, a number of shares of common stock of the acquiring entity having a market value equal to twice the exercise price. The rights, as amended, expire on March 1, 2008.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
11. Net Income Per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2006	2005	2004
Net income, as reported	$388,331	$253,609	$207,504
Adjustment for interest expense on convertible debentures, net of tax	524	5,201	10,063

Net income, as adjusted	$388,855	$258,810	$217,567

Weighted average shares outstanding-basic	121,667	117,819	113,109
Net effect of various dilutive stock-based compensation awards	1,047	1,355	1,595
Net effect of dilutive convertible debentures	467	4,906	9,857

Weighted average shares outstanding-diluted	123,181	124,080	124,561

Net income per share:
Basic	$3.19	$2.15	$1.83

Diluted (a)	$3.16	$2.09	$1.75

(a)
The effect of options to purchase 1,620, 1,040, and 5,887 shares for the years ended December 31, 2006, 2005, and 2004, respectively, were excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

12. Employee Stock Plans
Omnibus Plan
The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Plan”), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the 1999 CEO Bonus Plan (collectively, the “Prior Plans”). The Plan broadens the array of equity alternatives available to the company when designing compensation incentives. The Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company’s Board of Directors (the “Compensation Committee”) determines the vesting requirements, termination provision, and the terms of the award for any awards under the Plan when such awards are issued.
Under the terms of the Plan, a maximum of 8,300,000 shares of common stock may be awarded, subject to adjustment. There were 5,200,702 and 5,592,657 shares available for grant under the Plan as of December 31, 2006 and 2005, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.
After adoption of the Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.
Stock Options
Under the Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees, subsidiaries, and affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options granted under the Prior Plans

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors, which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.
The following information relates to the stock option activity for the year ended December 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
Options	Shares	Price	Life	Value
Outstanding at December 31, 2005	7,986,752	$26.31
Granted	194,350	32.32
Exercised	(2,339,057)	25.17
Forfeited	(316,780)	28.07

Outstanding at December 31, 2006	5,525,265	26.90	77 months	$31,000

Exercisable at December 31, 2006	2,536,231	24.44	52 months	$18,370

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2006 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the market value of the company’s stock.
The total intrinsic value of options exercised for the year ended December 31, 2006 was $21,158.
Cash received from option exercises during 2006 was $59,194 and is included within the financing activities section in the accompanying consolidated statements of cash flows.
Performance Shares
The Compensation Committee, subject to the terms and conditions of the Plan, may grant performance unit and/or performance share awards. The fair value of a performance unit award is the fair market value of the company’s common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the service period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. Compensation expense is recognized on a straight-line method over the service period, which is generally three years and is adjusted each period based on the current estimate of performance compared to the target metric.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Non-Employee Director Awards
The company’s Board of Directors (the “Board”) shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of restricted stock units valued at $60. The restricted stock units will vest one year from date of grant and are subject to further restrictions until one year from the director’s separation from the Board. All restricted stock units are settled in common stock after the restriction period.
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
Summary of Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for 2006:

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Non-vested shares at December 31, 2005	708,824	$23.68
Granted	394,863	31.22
Vested	(141,160)	20.13
Forfeited	(90,493)	29.48

Non-vested shares at December 31, 2006	872,034	27.06

As of December 31, 2006, there was $10,692 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested for 2006 was $4,841.
Stock Ownership Plan
The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company’s common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company’s common stock for the benefit of participating employees. Contributions to the plan for 2006, 2005, and 2004 amounted to $9,668, $9,462, and $10,446, respectively.
Share-Repurchase Program
On February 28, 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share repurchase program. The purpose of this program is to partially offset the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the stock repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission. As of December 31, 2006, no shares were repurchased under this plan.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
13. Employee Benefit Plans
On December 31, 2006, the company adopted the provisions of FASB Statement No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“Statement No. 158”), which required the company to recognize the funded status of its defined benefit plans in the accompanying consolidated balance sheet at December 31, 2006, with the corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“Statement No. 87”), which were previously netted against the funded status in the company’s consolidated balance sheets in accordance with the provisions of Statement No. 87. These amounts will be subsequently recognized as net periodic pension cost. Actuarial gains and losses that arise in subsequent periods and are not recognized as net periodic pension cost in the same periods will be recognized as a component of other comprehensive income and will be subsequently recognized as a component of net periodic pension cost on the same basis as the amounts recognized in accumulated other comprehensive income upon adoption of Statement No. 158.
The incremental effects of adopting the provisions of Statement No. 158 on the company’s consolidated balance sheet at December 31, 2006 is as follows:

	Prior to	Effect of
	Adopting	Adopting
	Statement	Statement
	No. 158	No. 158	As Reported
Pension assets	$6,617	$(6,617)	$-
Intangible assets	817	(817)	-
Net deferred tax assets	74,179	1,544	75,723
Pension liabilities	73,198	(3,320)	69,878
Accumulated other comprehensive loss	(4,837)	(2,570)	(7,407)
Pension assets and intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Net deferred tax assets are included primarily in “Prepaid expenses and other assets”, “Other assets”, and “Other liabilities” in the accompanying consolidated balance sheets. Pension liabilities are included in “Other liabilities” in the accompanying consolidated balance sheets. Accumulated other comprehensive income is included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Included in accumulated other comprehensive loss at December 31, 2006 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $2,054 ($1,349 net of related taxes), unrecognized prior service costs of $1,551 ($927 net of related taxes), and unrecognized actuarial losses of $27,389 ($16,369 net of related taxes). The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2007 is $475 ($294 net of related taxes), $538 ($322 net of related taxes), and $1,382 ($826 net of related taxes), respectively.
Prior to the adoption of Statement No. 158, minimum pension liability adjustments were required to recognize a liability equal to the unfunded accumulated benefit obligation. At December 31, 2006, prior to adopting Statement No. 158, and at December 31, 2005, the company had accumulated additional minimum pension liabilities of $26,662 and $36,377, respectively, related to the company’s employee benefit plans, which were recorded in “Other liabilities” in the accompanying consolidated balance sheets. At December 31, 2005, the accumulated additional minimum pension liabilities are offset by an intangible asset included in “Other assets” of $3,578 and an accumulated other comprehensive loss of $32,799 included in “Other” in the shareholders’ equity section in the accompanying 2005 consolidated balance sheet. In addition, the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
company recognized deferred tax assets of $13,185 at December 31, 2005 related to the accumulated other comprehensive loss included in “Other” in the shareholders’ equity section in the accompanying 2005 consolidated balance sheet.
Supplemental Executive Retirement Plans (“SERP”)
The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 26 current and former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.
The Arrow SERP, as amended in 2002, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the Arrow SERP. The Arrow SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55. Participants whose accrued rights under the Arrow SERP, prior to the 2002 amendment, which would have been adversely affected by the amendment, will continue to be entitled to such greater rights.
The company acquired Wyle Electronics (“Wyle”) in 2000. Wyle also sponsored an unfunded SERP for certain of its executives. Benefit accruals for the Wyle SERP were frozen as of December 31, 2000. There are 19 participants in this plan.
The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP. Pension information for the years ended December 31 is as follows:

	2006	2005
Accumulated benefit obligation	$44,589	$44,609

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$48,452	$46,633
Service cost (Arrow SERP)	2,292	1,800
Interest cost	2,697	2,602
Actuarial (gain)/loss	(1,602)	220
Benefits paid	(2,736)	(2,803)

Projected benefit obligation at end of year	$49,103	$48,452

Funded status	$(49,103)	$(48,452)

Components of net periodic pension cost:
Service cost	$2,292	$1,800
Interest cost	2,697	2,602
Amortization of net loss	499	597
Amortization of prior service cost (Arrow SERP)	549	549
Amortization of transition obligation (Arrow SERP)	411	411

Net periodic pension cost	$6,448	$5,959

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
At December 31, 2005, the net amount of $39,126, which represents the funded status of $48,452, offset by the unamortized net loss, unamortized prior service cost, and unamortized transition obligation, which totaled $9,326, was recognized as a pension liability.
The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. For purposes of calculating the 2006 net periodic benefit cost, the company used a discount rate of 5.5%. For purposes of calculating the 2006 benefit obligation, the company used a discount rate of 5.75%, which was increased 25 basis points higher from the 2005 rate to reflect overall market conditions. The rate of compensation increase is determined by the company, based upon its long-term plans for such increases. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.
The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Based upon the performance of plan assets, the company does not anticipate a contribution to this plan in 2007.
Benefit payments are expected to be paid as follows:

2007	$2,721
2008	2,809
2009	3,335
2010	3,539
2011	3,586
2012 - 2016	18,562

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Defined Benefit Plan
Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company’s employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2006	2005
Accumulated benefit obligation	$98,168	$100,717

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$100,717	$95,218
Interest cost	5,401	5,375
Actuarial (gain)/loss	(2,959)	5,012
Benefits paid	(4,991)	(4,888)

Projected benefit obligation at end of year	$98,168	$100,717

Changes in plan assets:
Fair value of plan assets at beginning of year	$77,107	$77,649
Actual return on plan assets	7,759	4,346
Benefits paid	(4,991)	(4,888)

Fair value of plan assets at end of year	$79,875	$77,107

Funded status	$(18,293)	$(23,610)

Components of net periodic pension cost:
Interest cost	$5,401	$5,375
Expected return on plan assets	(6,326)	(6,404)
Amortization of net loss	1,761	1,363

Net periodic pension cost	$836	$334

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.75%
Expected return on plan assets	8.50%	8.50%
At December 31, 2005, the net amount of $7,453, which represents the funded status of $23,610, offset by the unamortized net loss of $31,063, was recognized as a pension asset.
The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. For purposes of calculating the 2006 net periodic benefit cost, the company used a discount rate of 5.5%. For purposes of calculating the 2006 benefit obligation, the company used a discount rate of 5.75%, which was increased 25 basis points higher from the 2005 rate to reflect overall market conditions. The expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. Based upon the above factors and the long-term nature of the returns, the company did not change the 2006 assumption

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
from prior year. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.
The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. Based upon the performance of plan assets, the company does not anticipate a contribution to this plan in 2007.
Benefit payments are expected to be paid as follows:

2007	$5,466
2008	5,636
2009	5,776
2010	5,890
2011	5,915
2012 - 2016	31,338
The plan asset allocations at December 31 are as follows:

	2006	2005
Equities	63%	54%
Fixed income	35	44
Cash	2	2

	100%	100%

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a regular basis to maintain the target allocations.
Defined Contribution Plan
The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $7,967, $8,174, and $8,690 in 2006, 2005, and 2004, respectively. Certain foreign subsidiaries maintain separate defined contribution plans for their employees and made contributions hereunder, which amounted to $4,333, $3,422, and $3,210 in 2006, 2005, and 2004, respectively.
14. Lease Commitments
The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2053. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $54,790, $54,286, and $65,942 in 2006, 2005, and 2004, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2007	$50,399
2008	43,052
2009	34,379
2010	24,269
2011	18,439
Thereafter	53,116
15. Contingencies
Tekelec Matters
In 2000, the company purchased Tekelec from Airtronic and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest.
Environmental and Related Matters
In connection with the purchase of Wyle from the VEBA Group (“VEBA”) in 2000, the company assumed certain of the then outstanding obligations of Wyle. In 1994, Wyle sold one of its divisions, Wyle Laboratories, an engineering unit specializing in the testing of military, aerospace, and commercial products. As a result, among the Wyle obligations the company assumed was Wyle’s indemnification of the purchasers of Wyle Laboratories for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its laboratory division.
The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater has been identified. Each site will require remediation, the final form and cost of which is as yet undetermined.
The company has also been named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., a California Limited Partnership; Murray Neidorf, an individual, v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, a small industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The outcome of the proceedings, as well as the nature of any contamination and the amount of any associated liability, is all as yet unknown.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,400 has been spent to date. Though the complete scope of the characterization effort and the design of any remedial action are not yet known, the company currently estimates additional expenditures at the site of approximately $4,750.
Regarding the Norco site, in October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”). In May 2004, a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the Norco site was accepted by the DTSC. That remediation is under way. The company currently estimates that additional cost of interim remediation under the Removal Action

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Work Plan ranges from $226 to $475. The implementation of a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, the total completion cost of which is currently estimated at between $114 and $200. Additional onsite remediation-related activities are underway, with estimated additional implementation costs of $450.
Even as the above-referenced interim remedial activities are underway, investigation and characterization of the Norco site continue. A series of additional work plans and technical memoranda were submitted to the DTSC during late 2005 for additional onsite and offsite characterization activities and were approved. It is estimated that the cost of implementing the updated plans is $1,500 to $3,000. Expenses for activities such as onsite and offsite ground water monitoring, regulatory oversight, and project management during 2007 are expected to range from $1,500 to $3,500.
Preliminary removal action plans for source control related to offsite contamination were submitted to the DTSC early in 2006, and the review and discussion of such measures is ongoing. The costs of implementing these plans and the potential interim actions to address indoor air quality issues are estimated to be between $3,000 and $5,000.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
In addition, the company has been named as a defendant in three suits related to the Norco facility, all of which have been consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents have sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The outcome of the cases and the amount of any associated liability are all as yet unknown.
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), which arose out of the company’s purchase of Wyle from VEBA.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites and in connection with the litigation, and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly–traded, German conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities.
E.ON AG has acknowledged liability under the terms of the VEBA contract with the company in respect to the Norco and Huntsville sites and made an initial, partial payment. Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the Riverside County litigation and other costs associated with the Norco site has been met. In September 2004, the company filed suit against E.ON AG and certain of its U.S. subsidiaries in the United States District Court for the Northern District of Alabama seeking further payments related to those sites and additional damages. The case has since been transferred to the United States District Court for the Central District of California, where it has been consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation and other costs associated with the Norco site. The court has ruled that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for a court in Germany, a ruling with which the company disagrees and which it is appealing. Nevertheless, in October 2005, the company filed a related action with regard to such matters against E.ON AG in the Frankfurt am Main Regional Court in Germany.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8,729 for which E.ON AG is also contractually liable to indemnify the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount have not been kept.
The company has received an opinion of counsel that the recovery of costs incurred to date, which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $7,362 during 2006 to $17,700. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. In 2006, the company recorded a charge of $1,449 ($867 net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
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
16. Segment and Geographic Information
The company is engaged in the distribution of electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers and computer products to VARs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the Arrow Enterprise Computing Solutions businesses, UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France).
Effective January 1, 2006, the OEM Computing Solutions business, which was previously included in the worldwide computer products business, was transitioned into the company’s worldwide electronic components business to further leverage customer overlap and to take advantage of greater opportunities for selling synergies. Prior period segment data was adjusted to conform with the current period presentation.
Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2006	2005	2004
Sales:
Electronic components	$10,818,421	$8,825,774	$8,477,428
Computer products	2,758,691	2,338,422	2,168,685

Consolidated	$13,577,112	$11,164,196	$10,646,113

Operating income (loss):
Electronic components	$595,643	$457,832	$445,273
Computer products	126,638	124,381	99,341
Corporate (a)	(116,056)	(101,955)	(105,276)

Consolidated	$606,225	$480,258	$439,338

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(a)
Includes a charge related to a pre-acquisition warranty claim of $2,837, a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $1,449 and stock option expense of $12,979 resulting from the company’s adoption of Statement No. 123(R). Also includes restructuring charges of $11,829, $12,716, and $11,391 in 2006, 2005, and 2004, respectively, acquisition indemnification credits of $1,672 and $9,676 in 2005 and 2004, respectively, as well as an integration credit of $2,323 and an impairment charge of $9,995 in 2004.

Total assets, by segment, at December 31 are as follows:

	2006	2005
Electronic components	$4,924,703	$4,584,378
Computer products	1,113,001	820,114
Corporate	631,868	640,425

Consolidated	$6,669,572	$6,044,917

Sales, by geographic area, for the years ended December 31 are as follows:

	2006	2005	2004
North America (b)	$6,846,468	$6,337,613	$6,117,587
EMEASA	4,348,484	3,360,643	3,358,333
Asia/Pacific	2,382,160	1,465,940	1,170,193

	$13,577,112	$11,164,196	$10,646,113

(b)	Includes sales related to the United States of $6,337,169, $5,879,863, and $5,734,890 in 2006, 2005, and 2004, respectively.
Total assets, by geographic area, at December 31 are as follows:

	2006	2005
North America (c)	$3,468,583	$3,417,448
EMEASA	2,407,074	1,973,731
Asia/Pacific	793,915	653,738

	$6,669,572	$6,044,917

(c)	Includes total assets related to the United States of $3,338,499 and $3,310,221 in 2006 and 2005, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
17. Quarterly Financial Data (Unaudited)
A summary of the company’s consolidated quarterly results of operations are as follows:

	First			Second			Third			Fourth
	Quarter			Quarter			Quarter			Quarter
2006
Sales	$3,192,463			$3,437,032			$3,454,297			$3,493,320
Gross profit	487,543			524,424			508,083			511,343
Net income	81,579	(b	)	92,763	(c	)	85,918	(d	)	128,071	(e	)

Net income per share (a):
Basic	$.68	(b	)	$.76	(c	)	$.70	(d	)	$1.05	(e	)
Diluted	.66	(b	)	.76	(c	)	.70	(d	)	1.04	(e	)

2005
Sales	$2,726,871			$2,767,547			$2,710,168			$2,959,610
Gross profit	432,229			441,333			419,256			446,792
Net income	57,191	(f	)	58,449	(g	)	63,523	(h	)	74,446	(i	)

Net income per share (a):
Basic	$.49	(f	)	$.50	(g	)	$.54	(h	)	$.62	(i	)
Diluted	.47	(f	)	.48	(g	)	.52	(h	)	.60	(i	)
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

(b)
Includes stock option expense ($1,805 net of related taxes or $.01 per share on both a basic and diluted basis), a restructuring charge ($920 net of related taxes or $.01 per share on both a basic and diluted basis), and a loss on prepayment of debt ($1,558 net of related taxes or $.01 per share on both a basic and diluted basis).

(c)
Includes stock option expense ($2,131 net of related taxes or $.02 per share on both a basic and diluted basis) and a restructuring charge ($1,894 net of related taxes or $.02 per share on both a basic and diluted basis).

(d)
Includes stock option expense ($2,239 net of related taxes or $.02 per share on both a basic and diluted basis) and a restructuring charge ($1,101 net of related taxes or $.01 per share on both a basic and diluted basis).

(e)
Includes stock option expense ($2,368 net of related taxes or $.02 per share on both a basic and diluted basis), a charge related to a pre-acquisition warranty claim ($1,861 net of related taxes or $.02 per share on both a basic and diluted basis), a charge related to the pre-acquisition environmental matters arising out of the company’s purchase of Wyle ($867 net of related taxes or $.01 per share on both a basic and diluted basis), and a restructuring charge ($5,062 net of related taxes or $.04 per share on both a basic and diluted basis). Also includes the reduction of the provision for income taxes of $46,176 and the reduction of interest expense of $6,900 ($4,200 net of related taxes) related to the settlement of certain tax matters.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(f)
Includes a restructuring charge ($2,533 net of related taxes or $.02 per share on both a basic and diluted basis), an acquisition indemnification credit ($1,267 net of related taxes or $.01 per share on a basic basis), and a loss on prepayment of debt ($212 net of related taxes).

(g)
Includes a restructuring charge ($2,925 net of related taxes or $.02 per share on both a basic and diluted basis), a loss on prepayment of debt ($1,035 net of related taxes or $.01 per share on both a basic and diluted basis), and a loss on the write-down of an investment ($3,019 or $.03 per share on both a basic and diluted basis).

(h)
Includes a restructuring gain ($442 net of related taxes or $.01 per share on both a basic and diluted basis) and a loss on prepayment of debt ($672 net of related taxes or $.01 per share on both a basic and diluted basis).

(i)	Includes a restructuring charge ($2,294 net of related taxes or $.03 per share on both a basic and diluted basis) and a loss on prepayment of debt ($677 net of related taxes).
18. Subsequent Event (Unaudited)
On January 2, 2007, the company announced that it signed a definitive agreement with Agilysys, Inc. (“Agilysys”) pursuant to which the company will acquire substantially all of the assets and operations of the Agilysys KeyLink Systems Group (“KeyLink”), a leading enterprise computing solutions distributor, for $485,000 in cash. The company will also enter into a long-term procurement agreement with the Agilysys Enterprise Solutions Group, Agilysys’ value-added reseller business. KeyLink, which is based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. Total KeyLink sales for 2006, including revenues associated with the above-mentioned procurement agreement, were approximately $1,600,000. The KeyLink acquisition is expected to be $.18 to $.22 accretive in the first twelve months post closing, excluding any potential integration costs. This transaction, which will be funded with cash-on-hand plus borrowings under the company’s existing committed liquidity facilities, is subject to customary closing conditions, including obtaining necessary government approvals, and is expected to be completed by the end of the first quarter of 2007.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2006 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective in ensuring that material information relating to the company, including its consolidated subsidiaries, is made known to them by others within those entities as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this annual report was being prepared.
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2006, and concluded that it is effective.
The company acquired Alternative Technology, Inc. (“Alternative Technology”) on November 30, 2006, and InTechnology plc’s storage and security distribution business (“InTechnology”) on December 29, 2006. The company has excluded Alternative Technology and InTechnology from its assessment of and conclusion on the effectiveness of the company’s internal control over financial reporting. Alternative Technology and InTechnology accounted for 4.2 percent and 5.3 percent of total and net assets, respectively, as of December 31, 2006 and less than one percent of the company’s consolidated net sales and net income for the year ended December 31, 2006.
The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting and management’s assessment of the effectiveness of such controls as of December 31, 2006, as stated in their report, which is included herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Arrow Electronics, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Alternative Technology, Inc. (“Alternative Technology”) and InTechnology plc’s storage and security distribution business (“InTechnology”), which are included in the 2006 consolidated financial statements of Arrow Electronics, Inc. and constituted 4.2 percent and 5.3 percent of total and net assets, respectively, as of December 31, 2006 and less than one percent of revenues and net income for the year then ended. Our audit of internal control over financial reporting of Arrow Electronics, Inc. also did not include an evaluation of the internal control over financial reporting of Alternative Technology and InTechnology.
In our opinion, management’s assessment that Arrow Electronics, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 22, 2007 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 22, 2007

Changes in Internal Control over Financial Reporting
There was no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Transition of Business and Financial Systems
During the first quarter of 2007, the company completed the process of installing modules in Europe as part of a phased implementation schedule associated with the design of a new global financial system. Additional installations of these modules at other geographic locations are expected to be completed by the end of 2007. The implementation of the new global financial system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operations of the new financial system. There were no other changes in the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
See “Executive Officers” in Part I of this annual report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, are incorporated herein by reference.
Information about the company’s audit committee financial experts set forth under the heading “The Board and its Committees” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, is incorporated herein by reference.
Information about the company’s code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the “Finance Code of Ethics”, as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics”, is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.
Information about the company’s “Corporate Governance Guidelines” and written committee charters for the company’s Audit Committee, Compensation Committee, and Corporate Governance Committee is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.
Item 11. Executive Compensation.
The information set forth under the heading “Compensation Discussion and Analysis” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions.
The information required by Item 13 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information set forth under the heading “Principal Accounting Firm Fees” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 8, 2007, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a)	The following documents are filed as part of this report:

Page
1. Financial Statements.

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	36

Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004	37

Consolidated Balance Sheets as of December 31, 2006 and 2005	38

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004	39

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004	40

Notes to Consolidated Financial Statements	42

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	87

All other schedules have been omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3. Exhibits.

See Index of Exhibits included on pages 80 - 86.

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

2(d)
Agreement for Sale and Purchase of Shares of DNSint.com AG, dated as of October 26, 2005, by and between the company and the Sellers referred to therein (incorporated by reference to Exhibit 2 to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005, Commission File No. 1-4482).

2(e)
Asset Purchase Agreement, dated January 2, 2007, for sale of certain assets of KeyLink Systems, a business of Agilysys, Inc., and Agilysys Canada Inc., to Arrow Electronics, Inc., Arrow Electronics Canada Ltd., and Support Net, Inc.

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

3(b)
Amended Corporate By-Laws, dated July 29, 2004 (incorporated by reference to Exhibit 3(ii) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

Exhibit
Number	Exhibit
4(a)(i)
Rights Agreement, dated as of March 2, 1988, between Arrow Electronics, Inc. and Manufacturers Hanover Trust Company, as Rights Agent, which includes, as Exhibit A, a Certificate of Amendment of the Restated Certificate of Incorporation for Arrow Electronics, Inc. for the Participating Preferred Stock, as Exhibit B, a letter to shareholders describing the Rights and a summary of the provisions of the Rights Agreement, and, as Exhibit C, the forms of Rights Certificate and Election to Exercise (incorporated by reference to Exhibit 1 to the company’s Current Report on Form 8-K, dated March 3, 1988, Commission File No. 1-4482).

4(a)(ii)
First Amendment, dated June 30, 1989, to the Rights Agreement in (4)(a)(i) above (incorporated by reference to Exhibit 4(b) to the company’s Current Report on Form 8-K, dated June 30, 1989, Commission File No. 1-4482).

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

4(b)(iv)
Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, dated March 12, 2001, Commission File No. 1-4482).

4(b)(v)
Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

Exhibit
Number	Exhibit
4(b)(vi)
Supplemental Indenture, dated as of March 11, 2005, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(a)	Arrow Electronics Savings Plan, as amended and restated on January 1, 2007.

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

10(d)(ii)
Form of Stock Option Award Agreement (Senior Management) under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K, dated June 23, 2005, Commission File No. 1-4482).

10(d)(iii)
Form of Stock Option Award Agreement (Other) under 10(d)(i) above (incorporated by reference to Exhibit 10-1 to the company’s Current Report on Form 8-K, dated June 23, 2005, Commission File No. 1-4482).

10(d)(iv)	Form of Stock Option Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K, dated March 23, 2006, Commission File No. 1-4482).

10(d)(v)
Form of Performance Share Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K, dated August 31, 2005, Commission File No. 1-4482).

10(d)(vi)
Form of Restricted Stock Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company’s Current Report on Form 8-K, dated September 14, 2005, Commission File No. 1-4482).

10(e)(i)
Arrow Electronics, Inc. Stock Option Plan, as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

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

10(j)
Arrow Electronics, Inc. Executive Deferred Compensation Plan as of October 1, 2004 (incorporated by reference to Exhibit 10(j) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(k)(i)
Consulting Agreement dated as of June 3, 2002, between the company and Stephen P. Kaufman (incorporated by reference to Exhibit 10(i) to the company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002, Commission File No. 1-4482).

10(k)(ii)
Employment Agreement, dated as of January 1, 2001, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(c)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

10(k)(iii)
Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(i)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(iv)
Employment Agreement, dated as of January 14, 2003, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(i)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(v)
Employment Agreement, dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10(i)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(vi)
Amendment, dated as of March 16, 2005, to the Employment Agreement dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated March 18, 2005, Commission File No. 1-4482).

10(k)(vii)
Employment Agreement, dated as of August 29, 2006, by and between the company and Vincent Melvin (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 8, 2006, Commission File No. 1-4482).

10(k)(viii)
Employment Agreement, dated as of January 1, 2007, by and between the company and Kevin Gilroy (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 12, 2006, Commission File No. 1-4482).

10(k)(ix)
Employment Agreement, dated as of February 1, 2007, by and between the Company and John P. McMahon (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 9, 2007, Commission File No. 1-4482).

Exhibit
Number	Exhibit
10(k)(x)
Employment Agreement, dated as of January 1, 2007, by and between the company and M. Catherine Morris (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated February 22, 2007, Commission File No. 1-4482).

10(k)(xi)
Form of agreement between the company and all corporate officers, including the employees party to the Employment Agreements listed in 10(k)(ii)-(xv) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(xii)
Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(xiii)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(xiv)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(k)(xii) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(l)
Commercial Paper Private Placement Agreement, dated as of November 9, 1999, among Arrow Electronics, Inc., as issuer; and Chase Securities Inc.; Bank of America Securities LLC; Goldman, Sachs & Co.; and Morgan Stanley & Co. Incorporated, as placement agents (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1999, Commission File No. 1-4482).

10(m)(i)
9.15% Senior Exchange Notes due October 1, 2010, dated as of October 6, 2000, among Arrow Electronics, Inc. and Goldman, Sachs & Co.; Chase Securities Inc.; Morgan Stanley & Co. Incorporated; Bank of America Securities LLC; Donaldson, Lufkin & Jenrette Securities Corporation; BNY Capital Markets, Inc.; Credit Suisse First Boston Corporation; Deutsche Bank Securities Inc.; Fleet Securities, Inc.; and HSBC Securities (USA) Inc., as underwriters (incorporated by reference to Exhibit 4.4 to the company’s Registration Statement on Form S-4, Registration No. 333-51100).

10(m)(ii)
6.875% Senior Exchange Notes due 2013, dated as of June 25, 2003, among Arrow Electronics, Inc. and Goldman, Sachs & Co.; JPMorgan; and Bank of America Securities LLC, as joint book-running managers; Credit Suisse First Boston, as lead manager; and Fleet Securities, Inc.; HSBC, Scotia Capital; and Wachovia Securities, as co-managers (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated June 25, 2003, Commission File No. 1-4482).

10(n)
Amended and Restated Five Year Credit Agreement, dated as of January 11, 2007, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Nova Scotia, BNP Paribas and Wachovia Bank National Association, as syndication agents.

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

Exhibit
Number	Exhibit
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

Exhibit
Number	Exhibit
10(o)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(o)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(o)(xv)	Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(o)(i) above.

10(o)(xvi)	Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(o)(i) above.

10(p)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged			Balance
For the three years ended	beginning	to		Write-	at end
December 31,	of year	income	Other (a)	down	of year
Allowance for doubtful accounts

2006	$47,076	$13,023	$26,179	$10,874	$75,404

2005	$42,476	$3,216	$11,168	$9,784	$47,076

2004	$47,079	$15,262	$833	$20,698	$42,476

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2006, 2005, and 2004.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel, and Secretary
February 23, 2007
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2007:

By:	/s/ William E. Mitchell

William E. Mitchell, Chairman, President and Chief Executive Officer

By:	/s/ Paul J. Reilly

Paul J. Reilly, Senior Vice President and Chief Financial Officer

By:	/s/ Michael A. Sauro

Michael A. Sauro, Vice President and Corporate Controller

By:	/s/ Daniel W. Duval

Daniel W. Duval, Lead Director

By:	/s/ John N. Hanson

John N. Hanson, Director

By:	/s/ Richard S. Hill

Richard S. Hill, Director

By:	/s/ Fran Keeth

Fran Keeth, Director

By:

Roger King, Director

By:	/s/ Karen Gordon Mills

Karen Gordon Mills, Director

By:	/s/ Stephen C. Patrick

Stephen C. Patrick, Director

By:	/s/ Barry W. Perry

Barry W. Perry, Director

By:	/s/ John C. Waddell

John C. Waddell, Director