Form 10-Q
period 2007-03-31
ARROW ELECTRONICS INC
filed 2007-04-26
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Large accelerated filer ☑      Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
There were 124,158,753 shares of Common Stock outstanding as of April 20, 2007.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Sales	$3,497,564	$3,192,463

Costs and expenses:
Cost of products sold	2,957,933	2,704,920
Selling, general and administrative expenses	370,226	325,828
Depreciation and amortization	12,893	10,961
Restructuring (credit) charge	(8,264)	1,521
Integration charge	2,117	-

	3,334,905	3,043,230

Operating income	162,659	149,233
Equity in earnings of affiliated companies	1,985	945
Loss on prepayment of debt	-	2,605
Interest expense, net	23,068	23,969

Income before income taxes and minority interest	141,576	123,604
Provision for income taxes	44,556	41,653

Income before minority interest	97,020	81,951
Minority interest	726	372

Net income	$96,294	$81,579

Net income per share:
Basic	$.78	$.68

Diluted	$.77	$.66

Average number of shares outstanding:
Basic	122,991	120,609
Diluted	124,350	123,513
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$141,413	$337,730
Accounts receivable, net	2,838,900	2,710,321
Inventories	1,672,983	1,691,536
Prepaid expenses and other assets	161,064	156,034

Total current assets	4,814,360	4,895,621

Property, plant and equipment, at cost:
Land	42,201	41,810
Buildings and improvements	177,531	167,157
Machinery and equipment	503,036	481,689

	722,768	690,656
Less: Accumulated depreciation and amortization	(439,667)	(428,283)

Property, plant and equipment, net	283,101	262,373

Investments in affiliated companies	43,284	41,960
Cost in excess of net assets of companies acquired	1,700,807	1,231,281
Other assets	237,275	238,337

Total assets	$7,078,827	$6,669,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,865,210	$1,795,089
Accrued expenses	412,480	402,536
Short-term borrowings, including current portion of long-term debt	76,953	262,783

Total current liabilities	2,354,643	2,460,408

Long-term debt	1,327,678	976,774
Other liabilities	259,760	235,831

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2007 and 2006 Issued – 124,152 and 122,626 shares in 2007 and 2006, respectively	124,152	122,626
Capital in excess of par value	985,346	943,958
Retained earnings	1,873,246	1,787,746
Foreign currency translation adjustment	167,156	155,166
Other	(8,962)	(7,407)

	3,140,938	3,002,089

Less: Treasury stock (156 and 207 shares in 2007 and 2006, respectively), at cost	(4,192)	(5,530)

Total shareholders’ equity	3,136,746	2,996,559

Total liabilities and shareholders’ equity	$7,078,827	$6,669,572

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net income	$96,294	$81,579
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	12,893	10,961
Amortization of deferred financing costs and discount on notes	555	898
Amortization of stock-based compensation	6,442	4,092
Accretion of discount on zero coupon convertible debentures	-	876
Excess tax benefits from stock-based compensation arrangements	(5,006)	(4,053)
Deferred income taxes	1,452	(915)
Restructuring (credit) charge	(5,788)	920
Integration charge	1,266	-
Equity in earnings of affiliated companies	(1,985)	(945)
Loss on prepayment of debt	-	1,558
Minority interest	726	372
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	49,610	(56,954)
Inventories	73,100	(146,608)
Prepaid expenses and other assets	416	(21,971)
Accounts payable	(126,070)	70,646
Accrued expenses	8,543	21,615
Other	1,089	5,520

Net cash provided by (used for) operating activities	113,537	(32,409)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(21,984)	(13,086)
Cash consideration paid for acquired businesses	(491,475)	(18,143)
Proceeds from sale of facilities	8,810	-
Other	335	925

Net cash used for investing activities	(504,314)	(30,304)

Cash flows from financing activities:
Change in short-term borrowings	(17,607)	3,844
Repayment of long-term borrowings	(1,312)	(15,510)
Proceeds from long-term borrowings	345,000	-
Repurchase/repayment of senior notes	(169,136)	(4,268)
Redemption of zero coupon convertible debentures	-	(156,330)
Proceeds from exercise of stock options	32,759	30,097
Excess tax benefits from stock-based compensation arrangements	5,006	4,053

Net cash provided by (used for) financing activities	194,710	(138,114)

Effect of exchange rate changes on cash	(250)	342

Net decrease in cash and cash equivalents	(196,317)	(200,485)

Cash and cash equivalents at beginning of period	337,730	580,661

Cash and cash equivalents at end of period	$141,413	$380,176

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts have been reclassified to conform with current period presentation.
Note B – Impact of Recently Issued Accounting Standards
Effective January 1, 2007, the company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. Upon adoption, the company recognized a liability of $18,048 and a cumulative-effect adjustment to retained earnings of $10,794, net of related taxes, which was reflected in the accompanying consolidated balance sheet as of March 31, 2007.
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007, and should be applied prospectively, except for the provisions for certain financial instruments that should be applied retrospectively as of the beginning of the year of adoption. The transition adjustment of the difference between the carrying amounts and the fair values of those financial instruments should be recognized as a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. The company is currently evaluating the impact of adopting the provisions of Statement No. 157.
Note C – Uncertain Tax Positions
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The adoption of the provisions of FIN 48 did not have a material impact on the company’s consolidated financial position and results of operations. At January 1, 2007, the company had a liability for unrecognized tax benefits of $43,308 (of which $42,631, if recognized, would favorably affect the company’s effective tax rate) and an accrual of $6,167 for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, would be recognized as a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
component of “Selling, general and administrative expenses”. The company recognized $723 of interest expense related to unrecognized tax benefits for the first quarter of 2007.
In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. With few exceptions, the company is generally no longer subject to U.S. federal, state, local or non-U.S. income tax examinations by tax authorities for years before 1998. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States (a)	1998 – present
Germany (a)	2003 – present
Hong Kong	2001 – present
Italy (a)	2002 – present
Sweden	2001 – present
United Kingdom	2002 – present

(a)	Includes federal as well as state or similar local jurisdictions, as applicable.
Note D – Acquisitions
Reference is made to Note 2 of the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Note 2”) in which the company has previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid arising out of the company’s acquisitions during 2006. The following acquisitions have been accounted for as purchase transactions and, accordingly, results of operations have been included in the company’s consolidated results from the dates of acquisition.
2007
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $491,475 in cash, which included acquisition costs. The purchase price is subject to final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has stable, long-standing reseller relationships, which will provide the company with significant cross-selling opportunities, and highly experienced sales and marketing professionals, which will strengthen the company’s existing relationships with value-added resellers (“VARs”) and position the company to attract new relationships. The integration of KeyLink into the company’s enterprise computing solutions business is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1,600,000. The KeyLink acquisition is expected to be $.15 to $.17 accretive for the remaining nine months of 2007, excluding any potential integration costs.
The acquisition of KeyLink was accounted for as a purchase transaction and the preliminary purchase price was allocated to the preliminary estimated fair value of the assets acquired and liabilities assumed as of March 31, 2007. Since the acquisition occurred on the last day of the first quarter of 2007, the company’s consolidated results of operations do not include the results of operations of KeyLink. The results of operations of KeyLink will be included in the company’s consolidated results of operations beginning in the second quarter of 2007.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the KeyLink acquisition:

Accounts receivable, net	$169,087
Inventories	48,184
Prepaid expenses and other assets	2,981
Property, plant and equipment, net	10,828
Cost in excess of net assets of companies acquired	453,715
Accounts payable	(191,789)
Accrued expenses	(1,531)

Net consideration paid	$491,475

The preliminary allocation is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the final valuation of any potential intangible assets created through this acquisition or any final adjustments based upon the closing audit.
The cost in excess of net assets of companies acquired related to the KeyLink acquisition was recorded in the company’s computer products segment. Substantially all of the intangible assets related to the KeyLink acquisition is expected to be deductible for income tax purposes.
The following tables summarize the company’s consolidated results of operations for the year ended December 31, 2006, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition occurred on January 1, 2006:

	As Reported	Pro Forma
	For the	For the
	Year	Year
	Ended	Ended
	December 31,	December 31,
	2006	2006
Sales	$13,577,112	$14,859,027
Net income	388,331	404,242
Net income per share:
Basic	$3.19	$3.32
Diluted	$3.16	$3.29
Agilysys’ year end is March 31 and its results of operations are currently being audited. Consequently, the results of operations for KeyLink are not yet available. Accordingly, the company has presented pro forma information including KeyLink for the year ended December 31, 2006 above, as well as the pro forma information including KeyLink for the three months ended March 31, 2006 below. The company will present the pro forma results of operations including KeyLink for the three months ended March 31, 2007 in a future filing with the Securities and Exchange Commission. The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisition had occurred as of the beginning of 2006 or of those results which may be obtained in the future, and do not include any impact from the procurement agreement with Agilysys.
In March 2007, the company announced an agreement to acquire the component distribution business of Adilam Pty. Ltd. (“Adilam”), a leading electronic component distributor in Australia and New Zealand. The acquisition is expected to be completed in June 2007. Total Adilam sales for 2006 were approximately $18,000.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
2006
On November 30, 2006, the company acquired Alternative Technology, Inc. (“Alternative Technology”), which supports VARs in delivering solutions that optimize, accelerate, monitor, and secure end-user’s networks. Total Alternative Technology sales for 2006 were approximately $250,000.
On December 29, 2006, the company acquired InTechnology plc’s storage and security distribution business (“InTechnology”), which delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $320,000.
As discussed in Note 2, the preliminary allocation of the net consideration paid for the Alternative Technology and InTechnology acquisitions (“2006 acquisitions”) is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the valuation of any identifiable intangible assets acquired through these acquisitions.
The following tables summarize the company’s consolidated results of operations for the three months ended March 31, 2006, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition and the 2006 acquisitions occurred on January 1, 2006:

	As Reported	Pro Forma
	For the Three	For the Three
	Months Ended	Months Ended
	March 31,	March 31,
	2006	2006
Sales	$3,192,463	$3,595,285
Net income	81,579	86,484
Net income per share:
Basic	$.68	$.72
Diluted	$.66	$.70
The unaudited summary of consolidated operations does not purport to be indicative of the results which would have been obtained if the above acquisitions had occurred as of the beginning of 2006 or of those results which may be obtained in the future, and do not include any impact from the procurement agreement with Agilysys.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales for 2005 of approximately $43,000. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
Other
During the first quarter of 2006, the company made a payment of $3,400, which was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in a majority-owned subsidiary.
Note E – Investments
Affiliated Companies
The company has a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Marubun/Arrow	$28,562	$27,283
Altech Industries	14,466	14,419
Other	256	258

	$43,284	$41,960

The equity in earnings (loss) of affiliated companies consist of the following:

	For the Three
	Months Ended
	March 31,
	2007	2006
Marubun/Arrow	$1,463	$438
Altech Industries	521	521
Other	1	(14)

	$1,985	$945

Under the terms of various joint venture agreements, the company would be required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures were unable to meet their obligations. At March 31, 2007, the company’s pro-rata share of this debt was $7,000. The company believes there is sufficient equity in the joint ventures to cover this potential liability.
Investment Securities
The company has a 3.2% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	March 31, 2007		December 31, 2006
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain	12,431	1,759	12,173	1,496

Fair value	$32,477	$12,557	$32,219	$12,294

The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets and the related net unrealized holding gains are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Note F – Accounts Receivable
The company has an asset securitization program (the “program”) collateralized by accounts receivables of certain of its North American subsidiaries. In March 2007, the company renewed the program and, among other things, increased the size of the program from $550,000 to $600,000 and extended the term of the program to a three-year commitment maturing in March 2010. The program is conducted through Arrow

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Electronics Funding Corporation (“AFC”), a wholly owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet as amounts are drawn under the program. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at March 31, 2007). The facility fee related to the program was reduced from .175% to .125%.
At March 31, 2007, there was $100,000 outstanding under the program, which was included in “Long-term debt” in the accompanying consolidated balance sheet, and total collateralized accounts receivable of approximately $1,091,602 were held by AFC and were included in “Accounts receivable, net” in the accompanying consolidated balance sheet. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the program. At December 31, 2006, there were no amounts outstanding under the program.
Accounts receivable, net, consists of the following at March 31, 2007 and December 31, 2006:

	March 31,	December 31,
	2007	2006
Accounts receivable	$2,915,678	$2,785,725
Allowance for doubtful accounts	(76,778)	(75,404)

Accounts receivable, net	$2,838,900	$2,710,321

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note G – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Electronic	Computer
	Components	Products	Total
December 31, 2006	$1,014,307	$216,974	$1,231,281
Acquisitions	(1,032)	462,992	461,960
Other (primarily foreign currency translation)	6,078	1,488	7,566

March 31, 2007	$1,019,353	$681,454	$1,700,807

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
The company has not yet completed its valuation of any potential intangible assets created as a result of its KeyLink acquisition and its 2006 acquisitions.
Note H – Debt
At March 31, 2007, the company had $45,000 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2006.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The revolving credit agreement and the asset securitization program include terms and conditions which limit the incurrence of additional borrowings, limit the company’s ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of March 31, 2007. The company is currently not aware of any events which would cause non-compliance in the future.
Loss on Prepayment of Debt
During the first quarter of 2006, the company redeemed the total amount outstanding of $283,184 principal amount ($156,354 accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4,125 principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2,605 ($1,558 net of related taxes or $.01 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2,600 from the date of redemption and repurchase through the respective maturity dates.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2007, the company would expect reduced interest expense of approximately $700 for the period from January 2007 through July 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $4,468 and $3,218 at March 31, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2007, the company would expect reduced interest expense of approximately $800 for the period from April 2007 through October 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $24,698 and $21,729 at March 31, 2007 and December 31, 2006, respectively.
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
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
LIBOR plus a spread (an effective rate of 9.68% and 9.73% at March 31, 2007 and December 31, 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.22% and 7.50% at March 31, 2007 and December 31, 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $1,691 and $3,245 at March 31, 2007 and December 31, 2006, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% at December 31, 2006), through their maturities. The 2003 swaps were classified as fair value hedges and had a negative fair value of $185 at December 31, 2006. The 2003 swaps related to the 7% senior notes and expired in January 2007 upon the repayment of the 7% senior notes.
Other
Interest expense, net, includes interest income of $1,769 and $2,474 for the first quarters of 2007 and 2006, respectively.
Note I – Restructuring and Integration Charges (Credit)
The company recorded a net restructuring credit of $8,264 ($5,788 net of related taxes or $.05 per share on both a basic and diluted basis) for the first quarter of 2007 and a restructuring charge of $1,521 ($920 net of related taxes or $.01 per share on both a basic and diluted basis) for the first quarter of 2006.
Restructurings
Included in the net restructuring credit referenced above for the first quarter of 2007 is a $7,990 gain on the sale of the company’s Harlow, England facility, offset, in part, by a restructuring charge of $536 related to initiatives by the company to improve operating efficiencies.
The company, during 2003 through 2006, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $73,628, which includes a restructuring credit of $422 for the first quarter of 2007 and a restructuring charge of $1,634 for the first quarter of 2006. Approximately 80% of the total charge was spent in cash.
At March 31, 2007, the restructuring accrual related to the aforementioned restructurings was $3,395 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2006	$2,601	$1,682	$-	$4,283
Additions (a) (b)	57	(7,982)	49	(7,876)
Payments (c)	(581)	7,616	(49)	6,986
Foreign currency translation	1	1	-	2

March 31, 2007	$2,078	$1,317	$-	$3,395

(a)	Personnel costs associated with the elimination of approximately 20 positions in the first quarter of 2007 across various geographic regions, primarily in the electronic components business segment.

(b)	Facilities include a pre-tax gain of $7,990 related to the sale of the Harlow, England facility during the first quarter of 2007.

(c)	Facilities include cash proceeds received of $8,810 related to the sale of the Harlow, England facility during the first quarter of 2007.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of March 31, 2007 related to the 2001 restructuring total $229,137, which include restructuring credits of $388 and $113 recorded in the first quarters of 2007 and 2006, respectively. At March 31, 2007, cumulative cash payments of $34,837 ($366 in the first quarter of 2007) and non-cash usage of $190,879 were recorded against the accrual. At March 31, 2007 and December 31, 2006, the company had $3,421 and $4,175, respectively, of unused accruals of which $974 and $1,369, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $2,447 and $2,806 at March 31, 2007 and December 31, 2006, respectively, primarily relate to the termination of certain customer programs.
The company’s restructuring programs primarily impacted its electronic components business segment in various geographic regions.
Integration
The company recorded a net integration charge of $2,117 ($1,266 net of related taxes or $.01 per share on both a basic and diluted basis) for the first quarter of 2007, primarily related to the acquisition of KeyLink.
At March 31, 2007, the integration accrual of $5,395 related to the acquisition of KeyLink in the first quarter of 2007 and certain acquisitions made prior to 2005 and was comprised of the following:

	Facilities	Other	Total
December 31, 2006	$2,735	$658	$3,393
Additions (a)	(610)	2,727	2,117
Payments	(126)	-	(126)
Foreign currency translation	11	-	11

March 31, 2007	$2,010	$3,385	$5,395

(a)	Integration costs associated with the acquisition of KeyLink and reversal of excess facilities-related accruals in connection with certain acquisitions made prior to 2005.
The company’s integration programs related to the acquisition of KeyLink impacted its computer products business segment and the integration programs related to acquisitions made prior to 2005 impacted its electronic components business segment.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $12,211 at March 31, 2007, of which $9,764 is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $2,078 will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-	The facilities accruals totaling $4,301 relate to vacated leases with expiration dates through 2010 of which $1,690 will be paid in 2007, $1,149 in 2008, $978 in 2009, and $484 in 2010.

-
The customer termination accrual of $2,447 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other accruals of $3,385 which are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three
	Months Ended
	March 31,
	2007	2006
Net income, as reported	$96,294	$81,579
Adjustment for interest expense on convertible debentures, net of tax	-	524

Net income, as adjusted	$96,294	$82,103

Net income per share:
Basic	$.78	$.68

Diluted (a)	$.77	$.66

Weighted average shares outstanding - basic	122,991	120,609
Net effect of various dilutive stock-based compensation awards	1,359	1,021
Net effect of dilutive convertible debentures	-	1,883

Weighted average shares outstanding - diluted	124,350	123,513

(a)
The effect of options to purchase 1,152 and 1,289 shares for the first quarters of 2007 and 2006, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders’ Equity
Comprehensive Income
The components of comprehensive income are as follows:

	For the Three
	Months Ended
	March 31,
	2007	2006
Net income	$96,294	$81,579
Foreign currency translation adjustments (a)	11,990	23,252
Unrealized gain on securities and employee benefit plan related items	(1,555)	3,634

Comprehensive income	$106,729	$108,465

(a)	The foreign currency translation adjustments have not been tax effected as investments in international affiliates are deemed to be permanent.
Share-Repurchase Program
In February 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share repurchase program. In March 2007, the company announced a Rule 10b5-1 plan to facilitate repurchases under the share-repurchase program. The

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
purpose of this program is to partially offset the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the stock repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission. As of March 31, 2007, no shares were repurchased under this plan. The company initiated share repurchases in the second quarter of 2007.
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three
	Months Ended
	March 31,
	2007	2006
Components of net periodic benefit costs:
Service cost	$661	$604
Interest cost	2,069	1,977
Expected return on plan assets	(1,639)	(1,586)
Amortization of net loss	414	539
Amortization of prior service cost	137	137
Amortization of transition obligation	103	103

Net periodic benefit costs	$1,745	$1,774

Note M – Contingencies
Reference is made to Note 15 of the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Note 15”), in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics (“Wyle”) in 2000 and certain litigation from its purchase of Tekelec in 2000.
Environmental and Related Matters
As discussed in Note 15, in 2000 the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s obligation to indemnify the purchasers of its Laboratories division for environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its Laboratories division. The company is currently engaged in clean up and/or investigative activities at Wyle sites in Huntsville, Alabama and Norco, California.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville and approximately $1,400 has been spent to date. Though the complete scope of the characterization effort and the design of any remedial action are not yet known, the company currently estimates additional expenditures at the site of approximately $4,700.
Regarding the Norco site, work under the May 2004 Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the site continues. The company currently estimates that additional cost of interim remediation under the Removal Action Work Plan ranges from $186 to $375. Work under a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, with a total completion cost currently estimated at between $200 and $225. Additional onsite remediation-related activities also continue, with estimated additional implementation costs of $750.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Additional characterization activities also continue at Norco, with estimated remaining implementation costs of $1,400 to $2,000. Current estimates for the expense of activities such as onsite and offsite ground water monitoring, regulatory oversight, and project management during 2007 are between $1,275 to $2,800.
Preliminary removal action plans for source control related to offsite contamination were submitted to the California Department of Toxic Substance Control early in 2006, and the review and discussion of such measures is ongoing. The costs of implementing these plans and the potential interim actions to address indoor air quality issues are estimated to be between $3,000 and $5,000.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
The litigation associated with these environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which have been consolidated with it; Arrow’s actions against E.ON, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The company has received an opinion of counsel that the recovery of costs incurred to date, which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $1,376 during the first quarter of 2007 to $19,076. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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
Note N – Segment and Geographic Information
The company is engaged in the distribution of electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers and computer products to VARs and OEMs. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments. Computer products includes the Arrow Enterprise Computing Solutions businesses, UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France).
Effective January 1, 2007, stock option expense, which was previously included in corporate, has been allocated to electronic components, computer products, and corporate. Prior period segment data has been adjusted to conform with the current period presentation.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales and operating income (loss), by segment, are as follows:

	For the Three
	Months Ended
	March 31,
	2007	2006
Sales:
Electronic components	$2,721,529	$2,608,909
Computer products	776,035	583,554

Consolidated	$3,497,564	$3,192,463

Operating income (loss):
Electronic components	$154,075	$144,929
Computer products	29,986	23,863
Corporate (a)	(21,402)	(19,559)

Consolidated	$162,659	$149,233

(a)
Includes a net restructuring credit of $8,264 for the first quarter of 2007 and a restructuring charge of $1,521 for the first quarter of 2006. Also includes an integration charge of $2,117 for the first quarter of 2007.

Total assets, by segment, are as follows:

	March 31,	December 31,
	2007	2006
Electronic components	$4,965,213	$4,924,703
Computer products	1,700,014	1,113,001
Corporate	413,600	631,868

Consolidated	$7,078,827	$6,669,572

Sales, by geographic area, are as follows:

	For the Three
	Months Ended
	March 31,
	2007	2006
North America (b)	$1,697,875	$1,597,240
EMEASA	1,254,645	1,064,116
Asia/Pacific	545,044	531,107

Consolidated	$3,497,564	$3,192,463

(b)	Includes sales related to the United States of $1,565,482 and $1,469,132 for the first quarters of 2007 and 2006, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by geographic area, are as follows:

	March 31,	December 31,
	2007	2006
North America (c)	$3,778,471	$3,468,583
EMEASA	2,584,830	2,407,074
Asia/Pacific	715,526	793,915

Consolidated	$7,078,827	$6,669,572

(c)	Includes total assets related to the United States of $3,619,626 and $3,338,499 at March 31, 2007 and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: electronic components and computer products. Consolidated sales for the first quarter of 2007 grew by 9.6%, compared with the year-earlier period, primarily as a result of the impact of acquisitions, the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by continued weakness at large electronic manufacturing services (“EMS”) customers in the worldwide electronic components segment. The acquisitions of Alternative Technology, Inc. (“Alternative Technology”) and InTechnology plc’s storage and security distribution business (“InTechnology”), which were completed in the fourth quarter of 2006, contributed sales of $154.2 million in the first quarter of 2007. Consolidated sales for the first quarter of 2007 increased 5.5%, on a pro forma basis, including Alternative Technology and InTechnology in the first quarter of 2006. Sales grew by 4.3% in the worldwide electronic components business primarily due to strong performance of the small-to-medium sized customers and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by continued weakness at large EMS customers. Sales grew by 33.0% in the worldwide computer products business primarily due to the acquisitions of Alternative Technology and InTechnology. Sales grew by 9.8% in the worldwide computer products business on a pro forma basis, including Alternative Technology and InTechnology, in the first quarter of 2006, primarily due to growth in storage, software, and industry standard servers offset, in part, by lower market demand for proprietary servers.
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $491.5 million in cash, which included acquisition costs. The purchase price is subject to final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has stable, long-standing reseller relationships, which will provide the company with significant cross-selling opportunities, and highly experienced sales and marketing professionals, which will strengthen the company’s existing relationships with value-added resellers and position the company to attract new relationships. The integration of KeyLink into the company’s enterprise computing solutions business is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion. The KeyLink acquisition is expected to be $.15 to $.17 accretive for the remaining nine months of 2007, excluding any potential integration costs.
The acquisition of KeyLink was accounted for as a purchase transaction and the preliminary purchase price was allocated to the preliminary estimated fair value of the assets acquired and liabilities assumed as of March 31, 2007. Since the acquisition occurred on the last day of the first quarter of 2007, the company’s consolidated results of operations do not include the results of operations of KeyLink. The results of operations of KeyLink will be included in the company’s consolidated results of operations beginning in the second quarter of 2007.
Net income increased to $96.3 million in the first quarter of 2007, compared with net income of $81.6 million in the first quarter of 2006. The increase in net income was due to increased sales, a decrease in interest expense, and a lower effective tax rate in the first quarter of 2007, compared with the year-earlier period. In addition, the following items also impact the comparability of the company’s results for the first quarters of 2007 and 2006:
•	a net restructuring credit of $8.3 million ($5.8 million net of related taxes) in 2007 and a restructuring charge of $1.5 million ($.9 million net of related taxes) in 2006;

•	an integration charge of $2.1 million ($1.3 million net of related taxes) in 2007; and

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006.

Sales
Consolidated sales for the first quarter of 2007 increased by $305.1 million, or 9.6%, compared with the year-earlier period. The increase in consolidated sales over the first quarter of 2006 was driven by an increase of $112.6 million, or 4.3%, in the worldwide electronic components business and an increase of $192.5 million, or 33.0%, in the worldwide computer products business, compared with the year-earlier period.
The sales growth of 4.3% in the worldwide electronic components segment was primarily due to strong performance of the small-to-medium sized customers and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by continued weakness at large EMS customers.
The growth in the worldwide computer products business of 33.0% for the first quarter of 2007, compared with the year-earlier period, was primarily due to the acquisitions of Alternative Technology and InTechnology. Sales grew by 9.8% in the worldwide computer products business on a pro forma basis, including Alternative Technology and InTechnology in the first quarter of 2006, primarily due to the growth in storage, software, and industry standard servers, offset, in part, by lower market demand for proprietary servers.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $100.2 million for the first quarter of 2007 compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 6.4% for the first quarter of 2007.
Gross Profit
The company recorded gross profit of $539.6 million in the first quarter of 2007, compared with $487.5 million in the year-earlier period. The gross profit margin for the first quarter of 2007 increased by approximately 20 basis points compared with the year-earlier period. The increase in gross profit margin is primarily due to improved margins in the company’s small-to-medium sized customer base in the worldwide electronic components business and a change in the mix in the enterprise computing solutions business in North America, offset, in part, by the acquisitions of Alternative Technology and InTechnology, which have lower gross profit margins. Excluding the impact of these acquisitions, the gross profit margin for the first quarter of 2007 would have increased by approximately 40 basis points compared with the year-earlier period.
Restructuring and Integration Charges (Credit)
The company recorded a net restructuring credit of $8.3 million ($5.8 million net of related taxes or $.05 per share on both a basic and diluted basis) for the first quarter of 2007 and a restructuring charge of $1.5 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) for the first quarter of 2006.
Restructurings
Included in the net restructuring credit referenced above for the first quarter of 2007 is a $8.0 million gain on the sale of the company’s Harlow, England facility, offset, in part, by a restructuring charge of $.5 million related to initiatives by the company to improve operating efficiencies.
The company, during 2003 through 2006, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $73.6 million, which includes a restructuring credit of $.4 million for the first quarter of 2007 and a restructuring charge of $1.6 million for the first quarter of 2006. Approximately 80% of the total charge was spent in cash.
At March 31, 2007, $3.4 million of the previously discussed charges were accrued but unused of which $2.1 million are for personnel costs and $1.3 million are to address remaining facilities commitments.
Also in the first quarter of 2007, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $.4 million. In the first quarter of 2006, the company recorded a restructuring credit of $.1 million against the accrual. At March 31, 2007, $3.4 million was accrued but unused, of which $1.0 million is to address remaining real estate lease commitments and $2.4 million primarily relates to the termination of certain customer programs.
Integration
The company recorded a net integration charge of $2.1 million ($1.3 million net of related taxes or $.01 per share on both a basic and diluted basis) for the first quarter of 2007, primarily related to the acquisition of KeyLink.
At March 31, 2007, $5.4 million of integration charges were accrued but unused, of which $2.0 million is to address remaining real estate commitments and $3.4 million is to address other obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $12.2 million at March 31, 2007, of which $9.8 million is expected to be spent in cash, and will be utilized as follows:
-	The personnel costs accruals of $2.1 million will be utilized to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-
The facilities accruals totaling $4.3 million relate to vacated leases with expiration dates through 2010 of which $1.7 million will be paid in 2007, $1.1 million in 2008, $1.0 million in 2009, and $.5 million in 2010.

-
The customer termination accrual of $2.4 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other accruals of $3.4 million which are expected to be utilized over several years.
Operating Income
The company recorded operating income of $162.7 million in the first quarter of 2007 compared with operating income of $149.2 million in the year-earlier period.
Selling, general and administrative expenses increased $44.4 million, or 13.6%, in the first quarter of 2007 on a sales increase of 9.6% compared with the first quarter of 2006. The dollar increase in selling, general and administrative expenses in the first quarter of 2007 compared with the year-earlier period, was due to selling, general and administrative expenses incurred by Alternative Technology and InTechnology of $12.3 million, higher selling expenses to support increased sales and the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of sales was 10.6% and 10.2% for the first quarters of 2007 and 2006, respectively. The increase in selling, general and administrative expenses as a percentage of sales in the first quarter of 2007 compared with the year-earlier period, was primarily due to increased headcount in support of the company’s initiatives to continue to outgrow the market.
Loss on Prepayment of Debt
During the first quarter of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its zero coupon convertible debentures due in 2021 (“convertible debentures”) and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.

Interest Expense
Net interest expense decreased 3.8% in the first quarter of 2007, compared with the year-earlier period. The decrease in net interest expense was primarily a result of lower interest rates on long-term debt, offset by reduced interest income from lower invested cash balances as compared with the year-earlier period due to the use of interest-bearing cash to fund acquisitions.
Income Taxes
The company recorded an income tax provision of $44.6 million on income before income taxes and minority interest of $141.6 million for the first quarter of 2007. In the comparable year-earlier period, the company recorded an income tax provision of $41.7 million on income before income taxes and minority interest of $123.6 million.
The income taxes recorded for the first quarter of 2007 were impacted by the previously discussed restructuring credit and integration charge. The income taxes recorded for the first quarter of 2006 were impacted by the previously discussed restructuring charge and loss on prepayment of debt. The company’s income tax provision and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.
Net Income
The company recorded net income of $96.3 million in the first quarter of 2007, compared with $81.6 million in the comparable year-earlier period. The increase in net income was due to increased sales, a decrease in interest expense, and a lower effective tax rate in the first quarter of 2007, as compared with the year-earlier period. In addition, included in the results for the first quarter of 2007 are the previously discussed restructuring credit of $5.8 million and integration charge of $1.3 million and included in the results for the first quarter of 2006 are the previously discussed restructuring charge of $.9 million and loss on prepayment of debt of $1.6 million.
Liquidity and Capital Resources
At March 31, 2007 and December 31, 2006, the company had cash and cash equivalents of $141.4 million and $337.7 million, respectively. The net amount of cash provided by the company’s operating activities during the first quarter of 2007 was $113.5 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales and a decrease in accounts payable. The net amount of cash used for investing activities during the first quarter of 2007 was $504.3 million primarily reflecting $491.5 million of cash consideration paid for acquired businesses and $21.9 million for capital expenditures, offset, in part, by $8.8 million of cash proceeds from the sale of facilities. The net amount of cash provided by financing activities during the first quarter of 2007 was $194.7 million, including $345.0 million proceeds from long-term borrowings, $32.8 million of cash proceeds from the exercise of stock options and $5.0 million related to excess tax benefits from stock-based compensation, offset, in part, by $169.1 million to repay senior notes, a $17.6 million change in short-term borrowings and $1.3 million of repayments in other long-term borrowings. The effect of exchange rate changes on cash was a decrease of $.3 million.
The net amount of cash utilized in the company’s operating activities during the first quarter of 2006 was $32.4 million, primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the worldwide electronic components businesses, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. The net amount of cash used for investing activities during the first quarter of 2006 was $30.3 million, primarily reflecting $18.1 million of cash consideration paid for acquired businesses and $13.1 million for capital expenditures. The net amount of cash used for financing activities during the first quarter of 2006 was $138.1 million, including $160.6 million used to repurchase convertible debentures and senior notes and $15.5 million of repayments in other long-term borrowings, offset, in part, by $30.1 million of cash proceeds from the exercise of stock options, $4.1 million relating to excess tax benefits from stock-based compensation, and a change in short-term borrowings of $3.8 million. The effect of exchange rates on cash was an increase of $.3 million.

Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 63.7% and 66.0% at March 31, 2007 and December 31, 2006, respectively.
The net amount of cash provided by the company’s operating activities during the first quarter of 2007 was $113.5 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales and a decrease in accounts payable. Working capital as a percentage of sales was 18.9% in the first quarter of 2007 compared with 18.2% in the first quarter of 2006.
Cash Flows from Investing Activities
In March 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, for a cash purchase price of $491.5 million, which included acquisition costs.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales for 2005 of approximately $43.0 million. The impact of the SKYDATA acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
During the first quarter of 2006, the company made a payment of $3.4 million, which was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in a majority-owned subsidiary.
Capital expenditures were $22.0 million and $13.1 million in the first quarters of 2007 and 2006, respectively. During the fourth quarter of 2006, the company initiated a global enterprise resource planning (“ERP”) effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2007, the estimated cash flow impact of this ERP initiative is expected to be in the $70 to $80 million range. The company expects to finance this ERP effort from cash flow from operations.
The company received cash proceeds of $8.8 million during the first quarter of 2007 related to the sale of its Harlow, England facility.
Cash Flows from Financing Activities
Proceeds from borrowings of long-term debt were $345.0 million in the first quarter of 2007, which includes a $200.0 million term loan due in 2012, $45.0 million in outstanding borrowings under the revolving credit facility, and $100.0 million in outstanding borrowings under the asset securitization program. Net proceeds of short-term debt were $17.6 million and net borrowings of short-term debt were $3.8 million in the first quarters of 2007 and 2006, respectively. Repayments of other long-term borrowings were $1.3 million and $15.5 million in the first quarters of 2007 and 2006, respectively. Proceeds from the exercise of stock options were $32.8 million and $30.1 million in the first quarters of 2007 and 2006, respectively.
During the first quarter of 2007, the company repaid $169.1 million related to its 7% senior notes due in January 2007 in accordance with their terms.
During the first quarter of 2006, the company redeemed the total amount outstanding of $283.2 million principal amount ($156.4 million accreted value) of its convertible debentures and repurchased $4.1 million principal amount of its 7% senior notes due in January 2007. The related loss on the redemption and repurchase, including any related premium paid, write-off of deferred financing costs, and cost of terminating a portion of the related interest rate swaps, aggregated $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis). As a result of these transactions, net interest expense was reduced by approximately $2.6 million from the date of redemption and repurchase through the respective maturity dates.

In March 2007, the company renewed its asset securitization program (the “program”) and, among other things, increased the size of the program from $550.0 million to $600.0 million and extended the term of the program to a three-year commitment maturing in March 2010. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at March 31, 2007). The facility fee related to the program was reduced from .175% to .125%.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.68% and 9.73% at March 31, 2007 and December 31, 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.22% and 7.50% at March 31, 2007 and December 31, 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $1.7 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200.0 million. The 2003 swaps modify the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% at December 31, 2006), through their maturities. The 2003 swaps were classified as fair value hedges and had a negative fair value of $.2 million at December 31, 2006. The 2003 swaps related to the 7% senior notes and expired in January 2007 upon the repayment of the 7% senior notes.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there have been no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, except as follows:
•	the company repaid $169.1 million related to its 7% senior notes, due in January 2007, in accordance with their terms;

•	at March 31, 2007, the company had a $200.0 million term loan outstanding which is due in 2012;

•	at March 31, 2007, the company had $45.0 million in outstanding borrowings under the revolving credit facility which matures in 2012; and

•	at March 31, 2007, the company had $100.0 million in outstanding borrowings under the asset securitization program which matures in 2012.
Also, as discussed in Note C of the Notes to Consolidated Financial Statements, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). At January 1, 2007, the company had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $49.5 million, of which approximately $6 million is expected to be paid within one year. For the remaining liability, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
The company does not have off-balance sheet financing or unconsolidated special purpose entities.
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
The company believes there were no significant changes, during the three-month period ended March 31, 2007, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and effects on results of operations and financial condition.
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s planned implementation of its new global financial system and new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the electronic components and computer products markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Forward-looking statements are those statements, which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There have been no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at March 31, 2007 and December 31, 2006 was $273.4 million and $298.0 million, respectively. The carrying amounts, which are nominal, approximated fair value at March 31, 2007 and December 31, 2006. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $100.2 million and increased operating income of $5.6 million for the first quarter of 2007, compared with the year-earlier period, based on 2006 sales at the average rate for 2007. Sales and operating income would have decreased by $106.7 million and $4.9 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first quarter of 2007. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2006 cross-currency swap will also effectively convert the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2007, the company would expect reduced interest expense of approximately $.7 million for the period from January 2007 through July 2007 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $4.5 million and $3.2 million at March 31, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets and which has been designated as a net investment hedge. The 2005 cross-currency swap will also effectively convert the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at March 31, 2007, the company would expect reduced interest expense of approximately $.8 million for the period from April 2007 through October 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $24.7 million and $21.7 million at March 31, 2007 and December 31, 2006, respectively.
Interest Rate Risk
At March 31, 2007, approximately 47% of the company’s debt was subject to fixed rates, and 53% of its debt was subject to floating rates. A one percentage point change in average interest rates would not have a material impact on interest expense, net of interest income, in the first quarter of 2007. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2007. Based on such evaluation, they have concluded that, as of March 31, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
On March 31, 2007, the company acquired from Agilysys, Inc. substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”). The company has excluded changes resulting from the acquisition of KeyLink from its evaluation of changes to internal control over financial reporting as of March 31, 2007. KeyLink accounted for 9.7 percent of total assets as of March 31, 2007.
Transition of Business and Financial Systems
During the first quarter of 2007, the company completed the process of installing certain modules in select operations in Europe as part of a phased implementation schedule associated with the design of a new global financial system. Additional installations of these modules in the Asia Pacific region are expected to be completed by the end of 2007. The implementation of the new global financial system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted extensive post-implementation monitoring and process modifications to ensure the effectiveness of internal control over financial reporting, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operations of the new financial system. There were no other changes in the company’s internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There have not been any material changes to the company’s risk factors as discussed in Item 1A - Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 6. Exhibits.

Exhibit
Number	Exhibit
10(a)	Arrow Electronics Stock Ownership Plan, as amended and restated on January 1, 2007.

10(b)	Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement dated as of March 21, 2001.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: April 26, 2007	By:	/s/ Paul J. Reilly

Paul J. Reilly
Senior Vice President and Chief Financial Officer