Form 10-Q
period 2007-06-30
ARROW ELECTRONICS INC
filed 2007-07-25
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐ No ☑
There were 123,633,026 shares of Common Stock outstanding as of July 20, 2007.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Sales	$4,038,083	$3,437,032	$7,535,647	$6,629,495

Costs and expenses:
Cost of products sold	3,459,113	2,912,608	6,417,046	5,617,528
Selling, general and administrative expenses	383,936	346,828	754,162	672,656
Depreciation and amortization	18,455	11,337	31,348	22,298
Restructuring charge (credit)	2,931	3,118	(5,333)	4,639
Integration charge	494	-	2,611	-

	3,864,929	3,273,891	7,199,834	6,317,121

Operating income	173,154	163,141	335,813	312,374

Equity in earnings of affiliated companies	1,685	1,045	3,670	1,990

Loss on prepayment of debt	-	-	-	2,605

Interest expense, net	28,035	23,993	51,103	47,962

Income before income taxes and minority interest	146,804	140,193	288,380	263,797

Provision for income taxes	46,483	47,084	91,039	88,737

Income before minority interest	100,321	93,109	197,341	175,060

Minority interest	1,110	346	1,836	718

Net income	$99,211	$92,763	$195,505	$174,342

Net income per share:
Basic	$.80	$.76	$1.58	$1.44

Diluted	$.79	$.76	$1.57	$1.42

Average number of shares outstanding:
Basic	123,808	121,820	123,401	121,213
Diluted	124,959	122,551	124,690	123,020
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$278,997	$337,730
Accounts receivable, net	3,037,082	2,710,321
Inventories	1,577,843	1,691,536
Prepaid expenses and other assets	158,503	156,034

Total current assets	5,052,425	4,895,621

Property, plant and equipment, at cost:
Land	41,201	41,810
Buildings and improvements	172,387	167,157
Machinery and equipment	522,542	481,689

	736,130	690,656
Less: Accumulated depreciation and amortization	(415,341)	(428,283)

Property, plant and equipment, net	320,789	262,373

Investments in affiliated companies	45,153	41,960
Cost in excess of net assets of companies acquired	1,718,870	1,231,281
Other assets	245,035	238,337

Total assets	$7,382,272	$6,669,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,147,980	$1,795,089
Accrued expenses	446,945	402,536
Short-term borrowings, including current portion of long-term debt	69,463	262,783

Total current liabilities	2,664,388	2,460,408

Long-term debt	1,182,686	976,774
Other liabilities	286,485	235,831

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2007 and 2006
Issued – 124,702 and 122,626 shares in 2007 and 2006, respectively	124,702	122,626
Capital in excess of par value	1,004,900	943,958
Retained earnings	1,972,457	1,787,746
Foreign currency translation adjustment	191,272	155,166
Other	(7,878)	(7,407)

	3,285,453	3,002,089

Less: Treasury stock (953 and 207 shares in 2007 and 2006, respectively), at cost	(36,740)	(5,530)

Total shareholders’ equity	3,248,713	2,996,559

Total liabilities and shareholders’ equity	$7,382,272	$6,669,572

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net income	$195,505	$174,342
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	31,348	22,298
Amortization of deferred financing costs and discount on notes	1,078	1,632
Amortization of stock-based compensation	11,772	10,282
Accretion of discount on zero coupon convertible debentures	-	876
Excess tax benefits from stock-based compensation arrangements	(6,693)	(6,431)
Deferred income taxes	2,068	(2,595)
Restructuring (credit) charge	(3,798)	2,814
Integration charge	1,562	-
Equity in earnings of affiliated companies	(3,670)	(1,990)
Loss on prepayment of debt	-	1,558
Minority interest	1,836	718
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(131,491)	(246,891)
Inventories	176,664	(302,379)
Prepaid expenses and other assets	1,761	(23,162)
Accounts payable	144,579	219,761
Accrued expenses	31,906	4,290
Other	4,443	14,031

Net cash provided by (used for) operating activities	458,870	(130,846)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(61,367)	(27,540)
Cash consideration paid for acquired businesses	(496,067)	(19,460)
Proceeds from sale of facilities	12,996	-
Other	218	3,083

Net cash used for investing activities	(544,220)	(43,917)

Cash flows from financing activities:
Change in short-term borrowings	(25,364)	38,536
Repayment of long-term borrowings	(903,917)	(15,724)
Proceeds from long-term borrowings	1,102,500	-
Repurchase/repayment of senior notes	(169,136)	(4,268)
Redemption of zero coupon convertible debentures	-	(156,330)
Proceeds from exercise of stock options	46,427	53,118
Excess tax benefits from stock-based compensation arrangements	6,693	6,431
Repurchases of common stock	(32,759)	-

Net cash provided by (used for) financing activities	24,444	(78,237)

Effect of exchange rate changes on cash	2,173	2,188

Net decrease in cash and cash equivalents	(58,733)	(250,812)

Cash and cash equivalents at beginning of period	337,730	580,661

Cash and cash equivalents at end of period	$278,997	$329,849

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Form 10-Q for the quarterly period ended March 31, 2007, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
Effective January 1, 2007, the company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. Upon adoption, the company recognized a liability of $18,048 and a cumulative-effect adjustment to retained earnings of $10,794, net of related taxes.
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
Note C – Uncertain Tax Positions
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At January 1, 2007, the company had a liability for unrecognized tax benefits of $43,308 (of which $42,631, if recognized, would favorably affect the company’s effective tax rate) and an accrual of $6,167 for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, are recognized as a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
component of “Selling, general and administrative expenses.” The company recognized $879 and $1,602 of interest expense related to unrecognized tax benefits for the second quarter and first six months of 2007, respectively.
In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by relevant tax authorities. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States – Federal	2001 – present
United States – State	1998 – present
Germany (a)	2003 – present
Hong Kong	2001 – present
Italy (a)	2002 – present
Sweden	2001 – present
United Kingdom	2002 – present

(a)	Includes federal as well as state or similar local jurisdictions, as applicable.
Note D – Acquisitions
Reference is made to Note 2 of the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Note 2”) in which the company previously disclosed certain purchase price information, as well as the preliminary allocations of the net consideration paid arising out of the company’s acquisitions during 2006. The following acquisitions were accounted for as purchase transactions and, accordingly, results of operations were included in the company’s consolidated results from the dates of acquisition.
2007
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $491,475 in cash, which included acquisition costs. The purchase price is subject to final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink’s highly experienced sales and marketing professionals strengthen the company’s existing relationships with value-added resellers (“VARs”) and position the company to attract new relationships. The integration of KeyLink into the company’s global enterprise computing solutions (“ECS”) business segment is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1,600,000.
The acquisition of KeyLink was accounted for as a purchase transaction, and the preliminary purchase price was allocated to the preliminary estimated fair value of the assets acquired and liabilities assumed as of March 31, 2007. The company’s consolidated results of operations include the results of operations of KeyLink subsequent to March 31, 2007.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the KeyLink acquisition:

Accounts receivable, net	$169,305
Inventories	47,471
Prepaid expenses and other assets	2,981
Property, plant and equipment	10,745
Cost in excess of net assets of companies acquired	460,541
Accounts payable	(197,059)
Accrued expenses	(2,509)

Net consideration paid	$491,475

The preliminary allocation is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the final valuation of any potential intangible assets created through this acquisition or any final adjustments based upon the closing audit.
The cost in excess of net assets of companies acquired related to the KeyLink acquisition was recorded in the company’s global ECS business segment. Substantially all of the intangible assets related to the KeyLink acquisition are expected to be deductible for income tax purposes.
The following tables summarize the company’s unaudited consolidated results of operations for the first six months of 2007, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition occurred on January 1, 2007:

	For the Six Months Ended
	June 30, 2007
	As Reported	Pro Forma
Sales	$7,535,647	$7,832,170
Net income	195,505	196,891
Net income per share:
Basic	$1.58	$1.60
Diluted	$1.57	$1.58
The unaudited proforma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2007 or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
In June 2007, the company acquired the component distribution business of Adilam Pty. Ltd. (“Adilam”), a leading electronic component distributor in Australia and New Zealand. Total Adilam sales for 2006 were approximately $18,000. The impact of the acquisition of the component distribution business of Adilam was not material to the company’s consolidated financial position and results of operations.
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
The following tables summarize the company’s unaudited consolidated results of operations for the second quarter and first six months of 2006, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition and the 2006 acquisitions occurred on January 1, 2006:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2006		June 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$3,437,032	$3,854,984	$6,629,495	$7,450,217
Net income	92,763	93,657	174,342	177,503
Net income per share:
Basic	$.76	$.77	$1.44	$1.46
Diluted	$.76	$.76	$1.42	$1.45
The unaudited proforma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2006 or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales for 2005 of approximately $43,000. The impact of the SKYDATA acquisition was not material to the company’s consolidated financial position and results of operations.
Other
Amortization expense related to identifiable intangible assets for the second quarter and first six months of 2007 was $5,073 and $5,679, respectively.
In July 2007, the company made a payment of $32,685 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source Technology Corp. (“Ultra Source”) from 70.7% to 92.8%. The company intends to increase its ownership interest in Ultra Source to 100%, subject to obtaining necessary regulatory approvals.
During the first quarter of 2006, the company made a payment of $3,400 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in a majority-owned subsidiary.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Marubun/Arrow	$30,166	$27,283
Altech Industries	14,750	14,419
Other	237	258

	$45,153	$41,960

The equity in earnings (loss) of affiliated companies consist of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Marubun/Arrow	$1,472	$562	$2,935	$1,000
Altech Industries	238	488	759	1,009
Other	(25)	(5)	(24)	(19)

	$1,685	$1,045	$3,670	$1,990

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share, based upon its ownership interests, of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At June 30, 2007, the company’s pro-rata share of this debt was approximately $5,300. The company believes there is sufficient equity in the joint ventures to cover this potential liability.
Investment Securities
The company has a 3.2% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	June 30, 2007		December 31, 2006
	Marubun	WPG	Marubun	WPG

Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain	6,932	7,220	12,173	1,496

Fair value	$26,978	$18,018	$32,219	$12,294

The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets, and the related unrealized holding gains are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Note F – Accounts Receivable
The company has an asset securitization program (the “program”) collateralized by accounts receivables of certain of its North American subsidiaries. In March 2007, the company renewed the program and, among other things, increased the size of the program from $550,000 to $600,000 and extended the term of the program to a three-year commitment maturing in March 2010. The program is conducted through Arrow

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at June 30, 2007). The facility fee related to the program was reduced from .175% to .125%.
The company had no outstanding borrowings under the program at June 30, 2007 and December 31, 2006.
Accounts receivable, net, consists of the following at June 30, 2007 and December 31, 2006:

	June 30,	December 31,
	2007	2006

Accounts receivable	$3,110,203	$2,785,725
Allowance for doubtful accounts	(73,121)	(75,404)

Accounts receivable, net	$3,037,082	$2,710,321

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note G – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global
	Components	Global ECS	Total

December 31, 2006	$1,014,307	$216,974	$1,231,281
Acquisitions	(89)	470,003	469,914
Other (primarily foreign currency translation)	13,695	3,980	17,675

June 30, 2007	$1,027,913	$690,957	$1,718,870

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
The company has not yet completed its valuation of any potential intangible assets created as a result of its KeyLink acquisition and its 2006 acquisitions.
Note H – Debt
The company had no outstanding borrowings under its revolving credit facility at June 30, 2007 and December 31, 2006.
The revolving credit agreement and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to issue cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of June 30, 2007. The company is not aware of any events that would cause non-compliance in the future.

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
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2007, the company expects reduced interest expense of approximately $400 for the period from July 2007 through January 2008 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $6,211 and $3,218 at June 30, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2007, the company expects reduced interest expense of approximately $700 for the period from April 2007 through October 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $27,755 and $21,729 at June 30, 2007 and December 31, 2006, respectively.
The related unrealized gains and losses on these net investment hedges are recorded in “Foreign currency translation adjustment,” which is included in the shareholders’ equity section in the accompanying consolidated balance sheets.
Interest Rate Swaps
The company utilizes interest rate swaps to manage its targeted mix of fixed and floating rate debt. The fair value of the interest rate swaps are included in “Other liabilities,” and the offsetting adjustment to the carrying value of the debt is included in “Long-term debt” in the accompanying consolidated balance sheets.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.68% and 9.73% at June 30, 2007 and December 31, 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.22% and 7.50% at June 30, 2007 and December 31, 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a negative fair value of $6,722 and $3,245 at June 30, 2007 and December 31, 2006, respectively.

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
Other
Interest expense, net, includes interest income of $152 and $1,921 for the second quarter and first six months of 2007, respectively, and $1,033 and $3,507 for the second quarter and first six months of 2006, respectively.
Note I – Restructuring and Integration Charges (Credit)
Restructurings
The company recorded a restructuring charge of $2,931 ($1,990 net of related taxes or $.02 per share on both a basic and diluted basis) and a net restructuring credit of $5,333 ($3,798 net of related taxes or $.03 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively, and a restructuring charge of $3,118 ($1,894 net of related taxes or $.02 per share on both a basic and diluted basis) and $4,639 ($2,814 net of related taxes or $.02 per share on both a basic and diluted basis) for the second quarter and first six months of 2006, respectively.
Included in the restructuring charge referenced above for the second quarter of 2007 is $3,803 related to initiatives by the company to improve operating efficiencies, offset, in part, by a $516 gain on the sale of a facility. Included in the net restructuring credit referenced above for the first six months of 2007 is an $8,506 gain on the sale of a facility, offset, in part, by restructuring charges of $4,339 for the first six months of 2007 related to initiatives by the company to improve operating efficiencies.
The company, during 2003 through 2006, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $73,494, which includes restructuring credits of $134 and $556 for the second quarter and first six months of 2007, respectively, and restructuring charges of $3,137 and $4,771 for the second quarter and first six months of 2006, respectively. Included in the restructuring credits above for the second quarter and first six months of 2007 is a $548 gain on the sale of a facility. Approximately 80% of the total charge was spent in cash.
At June 30, 2007, the restructuring accrual related to the aforementioned restructurings was $4,279 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2006	$2,601	$1,682	$-	$4,283
Additions (a) (b)	4,156	(8,928)	49	(4,723)

Payments (c)	(3,683)	8,429	(49)	4,697
Reclassification	(76)	76	-	-
Foreign currency translation	15	7	-	22

June 30, 2007	$3,013	$1,266	$-	$4,279

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)	Personnel costs associated with the elimination of approximately 180 positions in the first six months of 2007 across various geographic regions.

(b)	Facilities include a pre-tax gain of $9,054 related to the sale of the Harlow, England and Lenexa, Kansas facilities in the first six months of 2007.

(c)	Facilities include cash proceeds received in excess of the related net assets of $9,054 related to the sale of the Harlow, England and Lenexa, Kansas facilities in the first six months of 2007.
In mid-2001, the company took a number of significant steps related to cost containment and cost reduction actions. The cumulative restructuring charges recorded as of June 30, 2007 related to the 2001 restructuring total $228,915, which include restructuring credits of $222 and $19 recorded in the second quarters of 2007 and 2006, respectively, and $610 and $132 recorded in the first six months of 2007 and 2006, respectively. At June 30, 2007, cumulative cash payments of $34,904 ($67 and $433 in the second quarter and first six months of 2007, respectively) and non-cash usage of $190,879 were recorded against the accrual. At June 30, 2007 and December 31, 2006, the company had $3,132 and $4,175, respectively, of unused accruals of which $922 and $1,369, respectively, are required to address remaining real estate lease commitments. In addition, accruals of $2,210 and $2,806 at June 30, 2007 and December 31, 2006, respectively, primarily relate to the termination of certain customer programs.
Integration
The company recorded a net integration charge of $494 ($296 net of related taxes) and $2,611 ($1,562 net of related taxes or $.01 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively, primarily related to the acquisition of KeyLink. Additionally, the company recorded $753 as additional cost in excess of net assets of companies acquired associated with the acquisition of KeyLink for the second quarter and first six months of 2007.
At June 30, 2007, the integration accrual of $5,875 related to the acquisition of KeyLink in the first quarter of 2007 and certain acquisitions made prior to 2005 and was comprised of the following:

	Personnel	Facilities	Other	Total

December 31, 2006	$-	$2,735	$658	$3,393
Additions (a)	1,224	(610)	2,750	3,364
Payments	(295)	(386)	(251)	(932)
Foreign currency translation	-	50	-	50

June 30, 2007	$929	$1,789	$3,157	$5,875

(a)
Integration costs associated with the acquisition of KeyLink, primarily impacting the Americas geographic region, and reversal of excess facilities-related accruals in connection with certain acquisitions made prior to 2005. Personnel costs associated with the elimination of approximately 30 positions in North America related to the acquisition of KeyLink.

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $13,286 at June 30, 2007, of which $11,076 is expected to be spent in cash, and are expected to be utilized as follows:
-	The personnel costs accruals of $3,942 to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-	The facilities accruals totaling $3,977 relate to vacated leases with expiration dates and scheduled payments through 2010 of $1,072 in 2007, $1,256 in 2008, $1,075 in 2009, and $574 in 2010.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
-
The customer termination accrual of $2,210 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other accruals of $3,157 are expected to be utilized over several years.
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income, as reported	$99,211	$92,763	$195,505	$174,342
Adjustment for interest expense on convertible debentures, net of tax	-	-	-	524

Net income, as adjusted	$99,211	$92,763	$195,505	$174,866

Net income per share:
Basic	$.80	$.76	$1.58	$1.44

Diluted (a)	$.79	$.76	$1.57	$1.42

Weighted average shares outstanding - basic	123,808	121,820	123,401	121,213
Net effect of various dilutive stock-based compensation awards	1,151	731	1,289	870
Net effect of dilutive convertible debentures	-	-	-	937

Weighted average shares outstanding - diluted	124,959	122,551	124,690	123,020

(a)
The effect of options to purchase 43 shares for both the second quarter and first six months of 2007, respectively, and the effect of options to purchase 1,306 shares for both the second quarter and first six months of 2006, respectively, was excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

Note K – Shareholders’ Equity
Comprehensive Income
The components of comprehensive income are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$99,211	$92,763	$195,505	$174,342
Foreign currency translation adjustments (a)	24,116	63,209	36,106	86,461
Unrealized gain (loss) on securities and employee benefit plan related items	1,084	(4,826)	(471)	(1,192)

Comprehensive income	$124,411	$151,146	$231,140	$259,611

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)	The foreign currency translation adjustments were not tax effected as investments in international affiliates are deemed to be permanent.
Share-Repurchase Program
In February 2006, the Board authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program. In March 2007, the company announced a Rule 10b5-1 plan to facilitate repurchases under the share-repurchase program. The purpose of the share-repurchase program is to partially offset the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the share-repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission. As of June 30, 2007, the company repurchased 802,185 shares under this plan with a market value of $32,759.
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Components of net periodic benefit costs:
Service cost	$661	$604	$1,322	$1,208
Interest cost	2,069	1,977	4,138	3,954
Expected return on plan assets	(1,639)	(1,586)	(3,278)	(3,172)
Amortization of unrecognized net loss	414	539	828	1,078
Amortization of prior service cost	137	137	274	274
Amortization of transition obligation	103	103	206	206

Net periodic benefit costs	$1,745	$1,774	$3,490	$3,548

Note M – Contingencies
Reference is made to Note M of the consolidated financial statements and accompanying notes included in the company’s Form 10-Q for the quarterly period ended March 31, 2007 (“Note M”), as well as Note 15 of the audited consolidated financial statements and accompanying notes included in the company’s Annual Report on Form 10-K for the year ended December 31, 2006 (“Note 15”), in which the company has previously disclosed certain environmental contingencies and related litigation arising out of the company’s purchase of Wyle Electronics (“Wyle”) in 2000 and certain litigation from its purchase of Tekelec in 2000.
Environmental and Related Matters
As discussed in Note M and Note 15, in 2000 the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s obligation to indemnify the purchasers of its Laboratories division for environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its Laboratories division. The company is currently engaged in clean up and/or investigative activities at Wyle sites in Huntsville, Alabama and Norco, California.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville and approximately $1,400 has been spent to date. Though the complete scope of the characterization effort and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
the design of any remedial action are not yet known, the additional expenditures at the site are estimated between $3,500 and $5,400.
Regarding the Norco site, work under the May 2004 Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the site continues. The company currently estimates that additional cost of interim remediation under the Removal Action Work Plan ranges from $160 to $350. Work under a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, with a total completion cost currently estimated at between $150 and $200. Additional onsite remediation-related activities also continue, with estimated additional implementation costs of $600.
Additional characterization activities also continue at Norco, with estimated remaining implementation costs of $2,500 to $3,000. Current estimates for the expense of activities such as onsite and offsite ground water monitoring, regulatory oversight, and project management during 2007 are between $1,200 to $2,000.
Preliminary removal action plans for source control related to offsite contamination were submitted to the California Department of Toxic Substance Control early in 2006, and the review and discussion of such measures is ongoing. The costs of implementing these plans and the potential interim actions to address indoor air quality issues are estimated between $3,000 and $5,000.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs not yet determined.
The litigation associated with these environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which were consolidated with it; Arrow’s actions against E.ON, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $3,168 during the first six months of 2007 to $20,868. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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
Note N – Segment and Geographic Information
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and enterprise computing solutions to VARs through its global ECS business segment. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Effective April 1, 2007, the company’s business segments were realigned as part of the company’s continued efforts to strengthen its market leadership position, streamline the business, and further leverage cost synergies globally. The company’s global components business was formed to bring a single, global organization to leverage the collective enterprise to speed services and solutions to customers and suppliers. The company’s global ECS business was formed to bring a single organization with an expanded geographic reach, increased exposure in faster growing product segments, and a more robust customer and supplier base. As a result, the UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France) businesses, previously included in the computer products business segment, were transitioned into the company’s global components business segment. As a result of this realignment, global components and global ECS are the business segments upon which management primarily evaluates the operations of the company and upon which it bases its operating decisions. Prior period segment data was adjusted to conform to the current period presentation.
Effective January 1, 2007, stock option expense, which was previously included in corporate, has been allocated to global components, global ECS, and corporate. Prior period segment data was adjusted to conform with the current period presentation.
Sales and operating income (loss), by segment, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Sales:
Global components	$2,768,670	$2,812,146	$5,553,927	$5,493,350
Global ECS	1,269,413	624,886	1,981,720	1,136,145

Consolidated	$4,038,083	$3,437,032	$7,535,647	$6,629,495

Operating income (loss):
Global components	$152,144	$160,097	$306,725	$304,587
Global ECS	50,529	30,172	80,009	52,955
Corporate (a)	(29,519)	(27,128)	(50,921)	(45,168)

Consolidated	$173,154	$163,141	$335,813	$312,374

(a)
Includes a restructuring charge of $2,931 and a net restructuring credit of $5,333 for the second quarter and first six months of 2007, respectively, and restructuring charges of $3,118 and $4,639 for the second quarter and first six months of 2006, respectively. Also includes integration charges of $494 and $2,611 for the second quarter and first six months of 2007, respectively.

Total assets, by segment, are as follows:

	June 30	December 31,
	2007	2006

Global components	$5,004,065	$4,973,797
Global ECS	1,839,661	1,063,907
Corporate	538,546	631,868

Consolidated	$7,382,272	$6,669,572

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Americas (b)	$2,247,129	$1,757,243	$3,945,004	$3,354,483
EMEASA	1,228,691	1,110,793	2,483,336	2,174,909
Asia/Pacific	562,263	568,996	1,107,307	1,100,103

Consolidated	$4,038,083	$3,437,032	$7,535,647	$6,629,495

(b)
Includes sales related to the United States of $2,104,436 and $3,669,918 for the second quarter and first six months of 2007, respectively, and $1,634,786 and $3,103,918 for the second quarter and first six months of 2006, respectively.

Total assets, by geographic area, are as follows:

	June 30,	December 31,
	2007	2006

North America (c)	$3,988,183	$3,468,583
EMEASA	2,681,788	2,407,074
Asia/Pacific	712,301	793,915

Consolidated	$7,382,272	$6,669,572

(c)	Includes total assets related to the United States of $3,867,489 and $3,338,499 at June 30, 2007 and December 31, 2006, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: global components and global enterprise computing solutions (“ECS”). Consolidated sales for the second quarter of 2007 grew by 17.5%, compared with the year-earlier period, primarily as a result of the impact of acquisitions, the company’s increased focus on sales-related initiatives, and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. This increase was offset, in part, by continued weakness at large electronic manufacturing services (“EMS”) customers in the global components segment. The acquisitions of Alternative Technology, Inc. (“Alternative Technology”) and InTechnology plc’s storage and security distribution business (“InTechnology”), which were completed in the fourth quarter of 2006, and the acquisition from Agilysys, Inc. (“Agilysys”) of substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) on March 31, 2007, contributed sales of $571.4 million in the second quarter of 2007. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the second quarter of 2006, consolidated sales for the second quarter of 2007 increased by 4.7%. In the global ECS business segment, sales for the second quarter of 2007 grew by 103.1%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the second quarter of 2006, the global ECS business segment sales for the second quarter of 2007 grew by 21.7%, compared with the year-earlier period, primarily due to growth in storage, software, and industry standard servers offset, in part, by lower market demand for proprietary servers. In the global components business segment, sales for the second quarter of 2007 decreased by 1.5%, compared with the year-earlier period, primarily due to continued weakness at large EMS customers, offset, in part, by the impact of a weaker U.S. dollar on the translation of the company’s international financial statements.
The company acquired KeyLink from Agilysys for a purchase price of $491.5 million in cash, which included acquisition costs. The purchase price is subject to final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, has approximately 500 employees and provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink’s highly experienced sales and marketing professionals strengthen the company’s existing relationships with value-added resellers and position the company to attract new relationships. The integration of KeyLink into the company’s global ECS business segment is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion.
The acquisition of KeyLink was accounted for as a purchase transaction, and the preliminary purchase price was allocated to the preliminary estimated fair value of the assets acquired and liabilities assumed as of March 31, 2007. The company’s consolidated results of operations include the results of operations of KeyLink subsequent to March 31, 2007.
Net income increased to $99.2 million in the second quarter of 2007, compared with net income of $92.8 million in the second quarter of 2006. The increase in net income was due to increased gross profit on higher sales and a lower effective tax rate, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, higher depreciation and amortization expense, primarily related to acquisitions, and higher interest expense, primarily related to acquisitions, in the second quarter of 2007, compared with the year-earlier period. The following items also impacted the comparability of the company’s results:
Second quarter of 2007 and 2006:
•	restructuring charges of $2.9 million ($2.0 million net of related taxes) in 2007 and $3.1 million ($1.9 million net of related taxes) in 2006; and

•	an integration charge of $.5 million ($.3 million net of related taxes) in 2007.

First six months of 2007 and 2006:
•	a net restructuring credit of $5.3 million ($3.8 million net of related taxes) in 2007 and a restructuring charge of $4.6 million ($2.8 million net of related taxes) in 2006;

•	an integration charge of $2.6 million ($1.6 million net of related taxes) in 2007; and

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006.
Sales
Consolidated sales for the second quarter and first six months of 2007 increased by $601.1 million, or 17.5%, and $906.2 million, or 13.7%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the second quarter of 2006 was driven by an increase of $644.5 million, or 103.1%, in the global ECS business segment, offset by a decrease of $43.5 million, or 1.5%, in the global components business segment. The increase in consolidated sales over the first six months 2006 was driven by an increase of $845.6 million, or 74.4%, in the global ECS business segment and an increase of $60.6 million, or 1.1%, in the global components business segment.
In the global ECS business segment, sales for the second quarter of 2007 increased by 103.1%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the second quarter of 2006, the global ECS business segment sales for the second quarter of 2007 grew by 21.7%, compared with the year-earlier period, primarily due to the growth in storage, software, and industry standard servers, offset, in part, by lower market demand for proprietary servers. In the global ECS business segment, sales for the first six months of 2007 increased by 74.4%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the first six months of 2006, the global ECS business segment sales for the first six months of 2007 grew by 1.3%, compared with the year-earlier period, primarily due to the growth in storage, software, and industry standard servers, offset, in part, by lower market demand for proprietary servers.
In the global components business segment, sales for the second quarter of 2007 decreased by 1.5%, compared with the year-earlier period, primarily due to continued weakness at large EMS customers, offset, in part, by the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. In the global components business segment, sales for the first six months of 2007 increased by 1.1%, compared with the year-earlier period, primarily due to strong performance of the small-to-medium sized customers and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by continued weakness at large EMS customers.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $79.6 million and $179.8 million for the second quarter and first six months of 2007, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales would have increased by 15.2% and 11.0% for the second quarter and first six months of 2007, respectively.
Gross Profit
The company recorded gross profit of $579.0 million and $1.12 billion in the second quarter and first six months of 2007, compared with $524.4 million and $1.01 billion in the year-earlier periods. The gross profit margin for the second quarter and first six months of 2007 decreased by approximately 90 and 40 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit margin is primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower gross profit margins, offset, in part, by improved margins in the company’s small-to-medium sized customer base in the global components business segment. Excluding the impact of these acquisitions, the gross profit margin for the second quarter and first six months of 2007 would have decreased by approximately 10 basis points and increased by approximately 20 basis points, respectively, compared with the year-earlier periods.

Restructuring and Integration Charges (Credit)
Restructurings
The company recorded a restructuring charge of $2.9 million ($2.0 million net of related taxes or $.02 per share on both a basic and diluted basis) and a net restructuring credit of $5.3 million ($3.8 million net of related taxes or $.03 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively, and a restructuring charge of $3.1 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis) and $4.6 million ($2.8 million net of related taxes or $.02 per share on both a basic and diluted basis) for the second quarter and first six months of 2006, respectively.
Included in the restructuring charge referenced above for the second quarter of 2007 is $3.8 million related to initiatives by the company to improve operating efficiencies, offset, in part, by a $.5 million gain on the sale of a facility. Included in the net restructuring credit referenced above for the first six months of 2007 is an $8.5 million gain on the sale of a facility, offset, in part, by restructuring charges of $4.3 million for the first six months of 2007 related to initiatives by the company to improve operating efficiencies.
The company, during 2003 through 2006, announced a series of steps to make its organizational structure more efficient. The cumulative restructuring charges associated with these actions total $73.5 million, which includes restructuring credits of $.1 million and $.6 million for the second quarter and first six months of 2007, respectively, and restructuring charges of $3.1 million and $4.8 million for the second quarter and first six months of 2006, respectively. Included in the restructuring credits above for the second quarter and first six months of 2007 is a $.5 million gain on the sale of a facility. Approximately 80% of the total charge was spent in cash.
At June 30, 2007, $4.3 million of the previously discussed charges were accrued but unused, of which $3.0 million are for personnel costs and $1.3 million are to address remaining facilities commitments.
Also in the second quarter and first six months of 2007, the company recorded a restructuring credit against the accrual related to the 2001 restructuring of $.2 million and $.6 million, respectively. In the second quarter and first six months of 2006, the company recorded a restructuring credit of $19 thousand and $.1 million, respectively, against the accrual. At June 30, 2007, $3.1 million was accrued but unused, of which $.9 million is to address remaining real estate lease commitments and $2.2 million primarily relates to the termination of certain customer programs.
Integration
The company recorded a net integration charge of $.5 million ($.3 million net of related taxes) and $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively, primarily related to the acquisition of KeyLink. Additionally, the company recorded $.8 million as additional cost in excess of net assets of companies acquired associated with the acquisition of KeyLink for the second quarter and first six months of 2007.
At June 30, 2007, $5.9 million of integration charges were accrued but unused, of which $.9 million are for personnel costs, $1.8 million is to address remaining real estate commitments and $3.2 million is to address various other obligations.
Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $13.3 million at June 30, 2007, of which $11.1 million is expected to be spent in cash, and are expected to be utilized as follows:
-	The personnel costs accruals of $3.9 million to cover costs associated with the termination of personnel, which are primarily expected to be spent through 2007.

-
The facilities accruals totaling $4.0 million relate to vacated leases with expiration dates and scheduled payments through 2010 of $1.1 million in 2007, $1.3 million in 2008, $1.1 million in 2009, and $.6 million in 2010.

-
The customer termination accrual of $2.2 million relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other accruals of $3.2 million are expected to be utilized over several years.
Operating Income
The company recorded operating income of $173.2 million and $335.8 million in the second quarter and first six months of 2007, respectively, as compared with operating income of $163.1 million and $312.4 million in the year-earlier periods.
Selling, general and administrative expenses increased $37.1 million, or 10.7%, in the second quarter of 2007 on a sales increase of 17.5% compared with the second quarter of 2006, and $81.5 million, or 12.1%, in the first six months of 2007 on a sales increase of 13.7% compared with the first six months of 2006. The dollar increase in selling, general and administrative expenses in the second quarter and first six months of 2007 compared with the year-earlier periods, was due to selling, general and administrative expenses incurred by Alternative Technology, InTechnology, and KeyLink of $26.9 million and $39.3 million in the second quarter and first six months of 2007, respectively, higher selling expenses to support increased sales, and the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of sales was 9.5% and 10.1% for the second quarter of 2007 and 2006, respectively, and 10.0% and 10.1% for the first six months of 2007 and 2006, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the second quarter and first six months of 2007 compared with the year-earlier periods, was primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower selling, general and administrative expenses as a percentage of sales.
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
Interest Expense
Net interest expense increased 16.8% and 6.5% in the second quarter and first six months of 2007, compared with the year-earlier periods. The increase in net interest expense was primarily a result of the acquisitions.
Income Taxes
The company recorded an income tax provision of $46.5 million and $91.0 million on income before income taxes and minority interest of $146.8 million and $288.4 million for the second quarter and first six months of 2007, respectively. In the comparable year-earlier periods, the company recorded an income tax provision of $47.1 million and $88.7 million on income before income taxes and minority interest of $140.2 million and $263.8 million, respectively.
The income taxes recorded for the second quarter and first six months of 2007 were impacted by the previously discussed restructuring charge (credit) and integration charges. The income taxes recorded for the second quarter and first six months of 2006 were impacted by the previously discussed restructuring charges and the income taxes recorded for the first six months of 2006 were impacted by the previously discussed loss on prepayment of debt. The company’s income tax provision and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates, and the related level of income generated by these operations.

Net Income
The company recorded net income of $99.2 million and $195.5 million in the second quarter and first six months of 2007, respectively, compared with $92.8 million and $174.3 million in the comparable year-earlier periods. The increase in net income was due to increased gross profit on higher sales and a lower effective tax rate, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, higher depreciation and amortization expense, primarily related to acquisitions, and higher interest expense, primarily related to acquisitions, in the second quarter and first six months of 2007, as compared with the year-earlier periods. In addition, included in the results for the second quarter and first six months of 2007 were the previously discussed restructuring charge of $2.0 million and net restructuring credit of $3.8 million and integration charges of $.3 million and $1.6 million and included in the results for the second quarter and first six months of 2006 were restructuring charges of $1.9 million and $2.8 million, respectively. Also included for the first six months of 2006 was the previously discussed loss on prepayment of debt of $1.6 million.
Liquidity and Capital Resources
At June 30, 2007 and December 31, 2006, the company had cash and cash equivalents of $279.0 million and $337.7 million, respectively. The net amount of cash provided by the company’s operating activities during the first six months of 2007 was $458.9 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales. The net amount of cash used for investing activities during the first six months of 2007 was $544.2 million primarily reflecting $496.1 million of cash consideration paid for acquired businesses and $61.4 million for capital expenditures, offset, in part, by $13.0 million of cash proceeds from the sale of facilities. The net amount of cash provided by financing activities during the first six months of 2007 was $24.4 million, including $198.6 million of net proceeds from long-term borrowings, $46.4 million of cash proceeds from the exercise of stock options and $6.7 million related to excess tax benefits from stock-based compensation, offset, in part, by $169.1 million to repay senior notes, a $25.4 million change in short-term borrowings, and $32.8 million to repurchase common stock. The effect of exchange rate changes on cash was an increase of $2.2 million.
The net amount of cash utilized in the company’s operating activities during the first six months of 2006 was $130.8 million, primarily due to increased inventory purchases and increased accounts receivable supporting increased sales in the global components businesses, offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses. The net amount of cash used for investing activities during the six months ended June 30, 2006 was $43.9 million, primarily reflecting $27.5 million for various capital expenditures and $19.5 million for cash consideration paid for acquired businesses. The net amount of cash used for financing activities during the six months ended June 30, 2006 was $78.2 million, including $160.6 million used to repurchase convertible debentures and senior notes and $15.7 million in other long-term debt repayments, offset by $53.1 million for proceeds from the exercise of stock options, a change in short-term borrowings of $38.5 million, and $6.4 million relating to excess tax benefits from stock-based compensation. The effect of exchange rate changes on cash was an increase of $2.2 million.
Cash Flows from Operating Activities
The company historically has maintained a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 62.5% and 66.0% at June 30, 2007 and December 31, 2006, respectively.
The net amount of cash provided by the company’s operating activities during the first six months of 2007 was $458.9 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales. Working capital as a percentage of sales was 15.3% in the second quarter of 2007 compared with 18.7% in the second quarter of 2006.

Cash Flows from Investing Activities
In June 2007, the company acquired the component distribution business of Adilam Pty. Ltd. (“Adilam”), a leading electronic component distributor in Australia and New Zealand. Total Adilam sales for 2006 were approximately $18.0 million. The impact of the acquisition of the component distribution business of Adilam was not material to the company’s consolidated financial position and results of operations.
In March 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, for a cash purchase price of $491.5 million, which included acquisition costs.
In February 2006, the company acquired SKYDATA Corporation (“SKYDATA”), a value-added distributor of data storage solutions with sales for 2005 of approximately $43.0 million. The impact of the SKYDATA acquisition was not material to the company’s consolidated financial position and results of operations.
During the first quarter of 2006, the company made a payment of $3.4 million that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in a majority-owned subsidiary.
Capital expenditures were $61.4 million and $27.5 million in the first six months of 2007 and 2006, respectively. During the fourth quarter of 2006, the company initiated a global enterprise resource planning (“ERP”) effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2007, the estimated cash flow impact of this ERP initiative is expected to be in the $70 to $80 million range. The company expects to finance this ERP effort from cash flow from operations.
The company received cash proceeds of $13.0 million during the first six months of 2007, primarily related to the sale of its Lenexa, Kansas and Harlow, England facilities.
Cash Flows from Financing Activities
Net proceeds from long-term borrowings were $198.6 million in the first six months of 2007, which includes a $200.0 million term loan due in 2012. Net repayments of short-term debt were $25.4 million, and net proceeds of short-term debt were $38.5 million in the first six months of 2007 and 2006, respectively. Repayments of other long-term borrowings were $15.7 million in the first six months of 2006. Proceeds from the exercise of stock options were $46.4 million and $53.1 million in the first six months of 2007 and 2006, respectively. Repurchases of common stock were $32.8 million in the first six months of 2007.
During the first six months of 2007, the company repaid $169.1 million related to its 7% senior notes due in January 2007 in accordance with their terms.
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
In March 2007, the company renewed its asset securitization program (the “program”) and, among other things, increased the size of the program from $550.0 million to $600.0 million and extended the term of the program to a three-year commitment maturing in March 2010. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at June 30, 2007). The facility fee related to the program was reduced from ..175% to .125%.
The company had no outstanding borrowings under its asset securitization program or its revolving credit facility at June 30, 2007 and December 31, 2006.

Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there were no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, except as follows:
•	the company repaid $169.1 million related to its 7% senior notes, due in January 2007, in accordance with their terms;

•	at June 30, 2007, the company had a $200.0 million term loan outstanding which is due in 2012; and

•	in July 2007, the company made a payment of $32.7 million to increase its ownership interest in Ultra Source Technology Corp. from 70.7% to 92.8%.
Also, as discussed in Note C of the Notes to Consolidated Financial Statements, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). At January 1, 2007, the company had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $49.5 million, of which approximately $7 million is expected to be paid within one year. For the remaining liability, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
Off-Balance Sheet Arrangements
The company has no off-balance sheet financing or unconsolidated special purpose entities.
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
The company believes there were no significant changes, during the three-month period ended June 30, 2007, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and effects on results of operations and financial condition.

Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s implementation of its new global financial system and the company’s planned implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and enterprise computing solutions markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Forward-looking statements are those statements, which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at June 30, 2007 and December 31, 2006 was $330.6 million and $298.0 million, respectively. The carrying amounts, which are nominal, approximated fair value at June 30, 2007 and December 31, 2006. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars which resulted in increased sales of $179.8 million and increased operating income of $10.5 million for the first six months of 2007, compared with the year-earlier period, based on 2006 sales at the average rate for 2007. Sales and operating income would have decreased by $246.6 million and $10.0 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first six months of 2007. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2007, the company expects reduced interest expense of approximately $.4 million for the period from July 2007 through January 2008 (date that interest will reset). As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $6.2 million and $3.2 million at June 30, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. Based on the foreign exchange rate at June 30, 2007, the company expects reduced interest expense of approximately $.7 million for the period from April 2007 through October 2007 (date that interest will reset). As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $27.8 million and $21.7 million at June 30, 2007 and December 31, 2006, respectively.
Interest Rate Risk
At June 30, 2007, approximately 53% of the company’s debt was subject to fixed rates, and 47% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the second quarter of 2007. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2007. Based on such evaluation, they concluded that, as of June 30, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
On March 31, 2007, the company acquired from Agilysys, Inc. substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”). The company has excluded changes resulting from the acquisition of KeyLink from its evaluation of the effectiveness of the company’s internal control over financial reporting as of June 30, 2007. KeyLink accounted for 10.5 percent of the company’s consolidated assets as of June 30, 2007, and 5.1 percent of the company’s consolidated sales for the six months ended June 30, 2007.
Transition of Business and Financial Systems
During the second quarter of 2007, the company completed the process of installing certain modules in select operations in the Asia Pacific region as part of a phased implementation schedule associated with the design of a new global financial system. The implementation of the new global financial system involves changes to the company’s procedures for control over financial reporting. The company followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company also conducted extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal control over financial reporting, and the company has not experienced significant difficulties in the results to date in connection with the implementation or operations of the new financial system. There were no other changes in the company’s internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There were no material changes to the company’s risk factors as discussed in Item 1A — Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2006, the Board authorized the company to repurchase up to $100,000,000 of the company’s outstanding common stock through a share-repurchase program. In March 2007, the company announced a Rule 10b5-1 plan to facilitate repurchases under the share-repurchase program. The purpose of the share-repurchase program is to partially offset the dilutive effect of the issuance of common stock upon the exercise of stock options. Purchases under the share-repurchase program may be made from time to time, as market and business conditions warrant, in accordance with applicable regulations of the Securities and Exchange Commission.
The following table shows the share-repurchase activity for each of the three months in the quarter ended June 30, 2007:

			Total Number
			of Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program (1)

April 1 through 30, 2007	295,952	$40.37	295,952	$88,051,777
May 1 through 31, 2007	506,233	$41.11	506,233	67,241,036
June 1 through 30, 2007	-	-	-	67,241,036

Total	802,185		802,185

(1)	The approximate dollar amount of shares reflects the $100,000,000 authorized for repurchase under the program less the approximate dollar amount of the shares that were purchased under the program.
Item 4. Submission of Matters to a Vote of Security Holders.
(a)	The company’s Annual Meeting of Shareholders was held on May 8, 2007 (the “Annual Meeting”).

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:
(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld

Daniel W. Duval	109,004,651	1,737,925
John N. Hanson	110,169,209	573,367
Richard S. Hill	109,042,371	1,700,205
M. F. (Fran) Keeth	109,434,173	1,308,403
Roger King	109,201,845	1,540,731
Karen Gordon Mills	108,514,012	2,228,564
William E. Mitchell	108,471,685	2,270,891
Stephen C. Patrick	109,451,155	1,291,421
Barry W. Perry	110,129,608	612,968
John C. Waddell	108,506,013	2,236,563
(ii)	The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 109,769,056 shares in favor; 932,907 shares against; and 40,613 shares abstaining.

Item 6. Exhibits.

Exhibit
Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: July 25, 2007	By:	/s/ Paul J. Reilly

Paul J. Reilly Senior Vice President and Chief Financial Officer