Form 10-Q
period 2007-09-30
ARROW ELECTRONICS INC
filed 2007-10-23
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes [  ]   No [X]
There were 122,740,415 shares of Common Stock outstanding as of October 19, 2007.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales	$4,030,363	$3,454,297	$11,566,010	$10,083,792

Costs and expenses:
Cost of products sold	3,477,806	2,946,214	9,894,852	8,563,742
Selling, general and administrative expenses	373,796	342,951	1,127,958	1,015,607
Depreciation and amortization	16,740	10,881	48,088	33,179
Restructuring and integration charges	4,512	1,779	1,790	6,418

	3,872,854	3,301,825	11,072,688	9,618,946

Operating income	157,509	152,472	493,322	464,846

Equity in earnings of affiliated companies	2,172	1,550	5,842	3,540

Loss on prepayment of debt	-	-	-	2,605

Interest expense, net	24,273	25,869	75,376	73,831

Income before income taxes and minority interest	135,408	128,153	423,788	391,950

Provision for income taxes	36,554	42,097	127,593	130,834

Income before minority interest	98,854	86,056	296,195	261,116

Minority interest	530	138	2,366	856

Net income	$98,324	$85,918	$293,829	$260,260

Net income per share:
Basic	$.80	$.70	$2.38	$2.14

Diluted	$.79	$.70	$2.36	$2.12

Average number of shares outstanding:

Basic	123,161	122,053	123,321	121,493
Diluted	124,292	122,850	124,598	123,179
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$317,607	$337,730
Accounts receivable, net	3,101,272	2,710,321
Inventories	1,624,958	1,691,536
Prepaid expenses and other assets	170,293	156,034

Total current assets	5,214,130	4,895,621

Property, plant and equipment, at cost:
Land	41,378	41,810
Buildings and improvements	175,133	167,157
Machinery and equipment	554,089	481,689

	770,600	690,656
Less: Accumulated depreciation and amortization	(434,345)	(428,283)

Property, plant and equipment, net	336,255	262,373

Investments in affiliated companies	47,009	41,960
Cost in excess of net assets of companies acquired	1,787,128	1,231,281
Other assets	269,454	238,337

Total assets	$7,653,976	$6,669,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,245,026	$1,795,089
Accrued expenses	462,741	402,536
Short-term borrowings, including current portion of long-term debt	57,746	262,783

Total current liabilities	2,765,513	2,460,408

Long-term debt	1,208,403	976,774
Other liabilities	256,279	235,831

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2007 and 2006 Issued – 124,900 and 122,626 shares in 2007 and 2006, respectively	124,900	122,626
Capital in excess of par value	1,017,668	943,958
Retained earnings	2,070,781	1,787,746
Foreign currency translation adjustment	285,465	155,166
Other	4,641	(7,407)

	3,503,455	3,002,089

Less: Treasury stock (2,031 and 207 shares in 2007 and 2006, respectively), at cost	(79,674)	(5,530)

Total shareholders’ equity	3,423,781	2,996,559

Total liabilities and shareholders’ equity	$7,653,976	$6,669,572

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net income	$293,829	$260,260
Adjustments to reconcile net income to net cash provided by (used for) operations:
Depreciation and amortization	48,088	33,179
Amortization of deferred financing costs and discount on notes	1,609	2,152
Amortization of stock-based compensation	17,212	16,302
Accretion of discount on zero coupon convertible debentures	-	876
Excess tax benefits from stock-based compensation arrangements	(7,315)	(6,486)
Deferred income taxes	(465)	(20,235)
Restructuring and integration charges	438	3,915
Equity in earnings of affiliated companies	(5,842)	(3,540)
Loss on prepayment of debt	-	1,558
Minority interest	2,366	856
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(114,763)	(267,820)
Inventories	159,609	(102,568)
Prepaid expenses and other assets	(12,379)	(10,739)
Accounts payable	200,615	(122,696)
Accrued expenses	51,065	38,652
Other	(3,805)	9,373

Net cash provided by (used for) operating activities	630,262	(166,961)

Cash flows from investing activities:
Acquisition of property, plant and equipment	(102,894)	(41,670)
Cash consideration paid for acquired businesses	(539,315)	(19,460)
Proceeds from sale of facilities	12,996	-
Other	178	3,593

Net cash used for investing activities	(629,035)	(57,537)

Cash flows from financing activities:
Change in short-term borrowings	(40,663)	9,449
Repayment of long-term borrowings	(1,791,351)	(15,632)
Proceeds from long-term borrowings	1,989,900	-
Repurchase/repayment of senior notes	(169,136)	(4,268)
Redemption of zero coupon convertible debentures	-	(156,330)
Proceeds from exercise of stock options	51,118	53,705
Excess tax benefits from stock-based compensation arrangements	7,315	6,486
Repurchases of common stock	(75,684)	-

Net cash used for financing activities	(28,501)	(106,590)

Effect of exchange rate changes on cash	7,151	3,278

Net decrease in cash and cash equivalents	(20,123)	(327,810)

Cash and cash equivalents at beginning of period	337,730	580,661

Cash and cash equivalents at end of period	$317,607	$252,851

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Forms 10-Q for the quarterly periods ended June 30, 2007 and March 31, 2007, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2006, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
Effective January 1, 2007, the company adopted Emerging Issues Task Force (“EITF”) Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. Upon adoption, the company recognized a liability of $18,048 and a cumulative-effect adjustment to retained earnings of $10,794, net of related taxes.
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
Note C – Income Taxes
Uncertain Tax Positions
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was no material impact on the company’s consolidated financial position and results of operations as a result of adopting provisions of FIN 48. At January 1, 2007, the company had a liability for unrecognized tax benefits of $43,308 (of which $42,631, if recognized, would favorably affect the company’s effective tax rate) and a liability of $6,167 for the payment of related interest.
Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, are recognized as a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
component of “Selling, general and administrative expenses.” The company recognized $276 of interest income and $1,326 of interest expense related to unrecognized tax benefits for the third quarter and first nine months of 2007, respectively.
In many cases, the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of January 1, 2007:

United States – Federal	2001 – present
United States – State	1998 – present
Germany (a)	2003 – present
Hong Kong	2001 – present
Italy (a)	2002 – present
Sweden	2001 – present
United Kingdom	2002 – present
(a)	Includes federal as well as local jurisdictions, as applicable.
Effective Tax Rate
The company recorded a provision for income taxes of $36,554 and $127,593 (an effective tax rate of 27.0% and 30.1%) for the third quarter and first nine months of 2007, respectively. During the third quarter and first nine months of 2007, the company recorded an income tax benefit of $6,024, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2007 were impacted by the aforementioned income tax benefit in addition to restructuring and integration charges. Excluding the impact of the aforementioned income tax benefit and restructuring and integration charges, the company’s effective tax rate was 31.7% for both the third quarter and first nine months of 2007.
The company recorded a provision for income taxes of $42,097 and $130,834 (an effective tax rate of 32.8% and 33.4%) for the third quarter and first nine months of 2006, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2006 were impacted by restructuring and integration charges, and the company’s provision for income taxes and effective tax rate for the first nine months of 2006 were impacted by a loss on prepayment of debt. Excluding the impact of restructuring and integration charges and loss on prepayment of debt, the company’s effective tax rate for the third quarter and first nine months of 2006 was 32.9% and 33.5%, respectively.
The company’s provision for income taxes and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Note D – Acquisitions
The following acquisitions were accounted for as purchase transactions and, accordingly, results of operations were included in the company’s consolidated results from the dates of acquisition.
2007
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480,640 in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
computing solutions distributor, provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink’s highly experienced sales and marketing professionals strengthen the company’s existing relationships with value-added resellers (“VARs”) and position the company to attract new relationships. The integration of KeyLink into the company’s global enterprise computing solutions (“ECS”) business segment is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1,600,000.
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the KeyLink acquisition:

Accounts receivable, net	$168,958
Inventories	47,471
Prepaid expenses and other assets	2,981
Property, plant and equipment	10,745
Cost in excess of net assets of companies acquired	451,615
Accounts payable	(197,879)
Accrued expenses	(3,251)

Net consideration paid	$480,640

The preliminary allocation is subject to refinement as the company has not yet completed its evaluation of the fair value of the assets acquired and liabilities assumed, including the final valuation of any potential intangible assets created through this acquisition.
The cost in excess of net assets of companies acquired related to the KeyLink acquisition was recorded in the company’s global ECS business segment. Substantially all of the intangible assets related to the KeyLink acquisition are expected to be deductible for income tax purposes.
The following table summarizes the company’s unaudited consolidated results of operations for the first nine months of 2007, as well as the unaudited pro forma consolidated results of operations of the company, as though the KeyLink acquisition occurred on January 1, 2007:

	For the Nine Months Ended
	September 30, 2007
	As Reported	Pro Forma
Sales	$11,566,010	$11,862,533
Net income	293,829	295,215
Net income per share:
Basic	$2.38	$2.39
Diluted	$2.36	$2.37
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2007, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
In September 2007, the company acquired Centia Group Limited and AKS Group AB (“Centia/AKS”), specialty distributors of access infrastructure, security, and virtualization software solutions in Europe. Total Centia/AKS sales for the full year of 2007 are expected to exceed $120,000. The impact of the Centia/AKS acquisitions was not material to the company’s consolidated financial position and results of operations.
In October 2007, the company signed a definitive agreement to acquire Universe Electron Corporation (“UEC”), a distributor of semiconductor and multimedia products to Japanese manufacturers and firms. UEC is based in Tokyo, Japan. This transaction is expected to be completed in the fourth quarter of 2007. The impact of the acquisition of UEC is not expected to be material to the company’s consolidated financial position and results of operations.
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
The following tables summarize the company’s unaudited consolidated results of operations for the third quarter and first nine months of 2006, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition and the 2006 acquisitions occurred on January 1, 2006:

	For the Three Months Ended		For the Nine Months Ended
	September 30, 2006		September 30, 2006
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$3,454,297	$3,879,705	$10,083,792	$11,329,922
Net income	85,918	87,799	260,260	265,302
Net income per share:
Basic	$.70	$.72	$2.14	$2.18
Diluted	$.70	$.71	$2.12	$2.16
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2006, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
Other
Amortization expense related to identifiable intangible assets for the third quarter and first nine months of 2007 was $4,008 and $9,687, respectively.
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
Note E – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global
	Components	Global ECS	Total
December 31, 2006	$1,014,307	$216,974	$1,231,281
Acquisitions	19,491	483,019	502,510
Other (primarily foreign currency translation)	42,510	10,827	53,337

September 30, 2007	$1,076,308	$710,820	$1,787,128

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
Note F – Investments
Affiliated Companies
The company has a 50% interest in two joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Marubun/Arrow	$31,441	$27,283
Altech Industries	15,366	14,419
Other	202	258

	$47,009	$41,960

The equity in earnings (loss) of affiliated companies consist of the following:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Marubun/Arrow	$1,763	$1,326	$4,698	$2,326
Altech Industries	444	235	1,203	1,244
Other	(35)	(11)	(59)	(30)

	$2,172	$1,550	$5,842	$3,540

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At September 30, 2007, the company’s pro-rata share of this debt was approximately $6,500. The company believes there is sufficient equity in the joint ventures to meet their obligations.
Investment Securities
The company has a 3.3% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	September 30, 2007		December 31, 2006
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain	6,392	20,289	12,173	1,496

Fair value	$26,438	$31,087	$32,219	$12,294

The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets, and the related unrealized holding gains are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Note G – Accounts Receivable
The company has an asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries. In March 2007, the company renewed the asset securitization program and, among other things, increased its size from $550,000 to $600,000 and extended its term to a three-year commitment maturing in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at September 30, 2007). The facility fee is .125%.
The company had no outstanding borrowings under the program at September 30, 2007 and December 31, 2006.
Accounts receivable, net, consists of the following at September 30, 2007 and December 31, 2006:

	September 30,	December 31,
	2007	2006
Accounts receivable	$3,173,371	$2,785,725
Allowance for doubtful accounts	(72,099)	(75,404)

Accounts receivable, net	$3,101,272	$2,710,321

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note H – Debt
The company had no outstanding borrowings under its revolving credit facility at September 30, 2007 and December 31, 2006.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of September 30, 2007. The company is not aware of any events that would cause non-compliance in the future.
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
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $11,570 and $3,218 at September 30, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $40,464 and $21,729 at September 30, 2007 and December 31, 2006, respectively.
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
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.68% and 9.73% at September 30, 2007 and December 31, 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.24% and 7.50% at September 30, 2007 and December 31, 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $334 and a negative fair value of $3,245 at September 30, 2007 and December 31, 2006, respectively.
In November 2003, the company entered into a series of interest rate swaps (the “2003 swaps”), with an aggregate notional amount of $200,000. The 2003 swaps modified the company’s interest rate exposure by effectively converting the fixed 7% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.55% at December 31, 2006), through their maturities. The 2003 swaps were classified as fair value hedges and had a negative fair value of $185 at December 31, 2006. The 2003 swaps expired in January 2007 upon the repayment of the 7% senior notes.
Other
Interest expense, net, includes interest income of $589 and $2,510 for the third quarter and first nine months of 2007, respectively, and $592 and $4,099 for the third quarter and first nine months of 2006, respectively.
Note I – Restructuring and Integration Charges
The company recorded restructuring and integration charges of $4,512 ($2,674 net of related taxes or $.02 per share on both a basic and diluted basis) and $1,790 ($438 net of related taxes) for the third quarter and first nine months of 2007, respectively, and restructuring and integration charges of $1,779 ($1,101 net of related taxes or $.01 per share on both a basic and diluted basis) and $6,418 ($3,915 net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively.
2007 Restructuring
During the third quarter of 2007, the company took a series of steps to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $30,000 per annum in North America, of which approximately $3,000 was realized in the third quarter of 2007 and approximately $7,000 is expected to be realized in the fourth quarter of 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions total approximately $8,000.
Included in the restructuring and integration charges referenced above for the third quarter of 2007 is $3,066 related to initiatives taken by the company during 2007 to improve operating efficiencies. Included in the restructuring and integration charges referenced above for the first nine months of 2007 is an $8,506 gain on the sale of a facility, offset, in part, by restructuring charges of $7,407 for the first nine months of 2007 related to initiatives taken by the company during 2007 to improve operating efficiencies.
At September 30, 2007, the restructuring accrual related to the 2007 restructuring was $3,094 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge (credit) (a) (b)	$6,047	$(7,933)	$787	$(1,099)
Payments (c)	(4,164)	8,491	(70)	4,257
Foreign currency translation	42	(44)	(62)	(64)

September 30, 2007	$1,925	$514	$655	$3,094

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)	Personnel costs associated with the elimination of approximately 240 positions in the first nine months of 2007 across various geographic regions.

(b)	Facilities include a pre-tax gain of $8,506 related to the sale of the Harlow, England facility in the first nine months of 2007.

(c)	Facilities include cash proceeds received in excess of the related net assets of $8,506 related to the sale of the Harlow, England facility in the first nine months of 2007.
2001 through 2006 Restructurings
During 2001 through 2006, the company took a number of steps related to cost containment and cost reduction actions and to make its organizational structure more efficient. Included in the restructuring and integration charges referenced above for the third quarter of 2007 is $1,239 related to these actions. Included in the restructuring and integration charges referenced above for the first nine months of 2007 is $620 related to these actions, offset, in part, by a $548 gain on the sale of a facility. Included in the restructuring and integration charges referenced above for the third quarter and first nine months of 2006 are $1,779 and $6,418, respectively, related to these actions. The cumulative restructuring charges recorded as of September 30, 2007 related to the 2001 through 2006 restructurings total $303,647 and cumulative cash payments of $96,265 and non-cash usage of $201,627 were recorded against the accrual.
At September 30, 2007, the restructuring accrual related to the 2001 through 2006 restructurings was $5,755 and was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2006	$2,601	$3,051	$2,806	$8,458
Restructuring charges (credit) (a)	(60)	863	(731)	72
Payments (b)	(2,132)	(744)	-	(2,876)
Reclassification	(94)	94	-	-
Foreign currency translation	29	(28)	100	101

September 30, 2007	$344	$3,236	$2,175	$5,755

(a)	Facilities include a pre-tax gain of $548 related to the sale of the Lenexa, Kansas facility in the first nine months of 2007.

(b)	Facilities include cash proceeds received in excess of the related net assets of $548 related to the sale of the Lenexa, Kansas facility in the first nine months of 2007.
Integration
Included in the restructuring and integration charges referenced above is $207 and $2,817 for the third quarter and first nine months of 2007, respectively, primarily related to the acquisition of KeyLink.
At September 30, 2007, the integration accrual of $5,507 related to the acquisition of KeyLink in the first quarter of 2007 and certain acquisitions made prior to 2005 was comprised of the following:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2006	$-	$2,735	$658	$3,393
Integration costs (a)	1,425	(535)	2,723	3,613
Payments	(755)	(581)	(251)	(1,587)
Foreign currency translation	-	88	-	88

September 30, 2007	$670	$1,707	$3,130	$5,507

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Integration costs include $2,817 recorded as an integration charge and $796 recorded as additional costs in excess of net assets of companies acquired associated with the acquisition of KeyLink, primarily impacting the Americas geographic region. The integration charge is net of a $689 reversal of excess facilities-related accruals in connection with certain acquisitions made prior to 2005. Personnel costs associated with the elimination of approximately 40 positions in North America related to the acquisition of KeyLink.

Restructuring and Integration Summary
The remaining balances of the restructuring and integration accruals aggregate $14,356 at September 30, 2007, of which $12,036 is expected to be spent in cash, and are expected to be utilized as follows:
-	The personnel costs accruals of $2,939 to cover costs associated with the termination of personnel, which are primarily expected to be spent within one year.

-	The facilities accruals totaling $5,457 relate to vacated leases with scheduled payments of $1,322 in 2007, $1,688 in 2008, $1,523 in 2009, and $924 in 2010.

-
The customer termination accrual of $2,175 relates to costs associated with the termination of certain customer programs primarily associated with services not traditionally provided by the company and is expected to be utilized over several years.

-	Other accruals of $3,785 are expected to be utilized over several years.
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income, as reported	$98,324	$85,918	$293,829	$260,260
Adjustment for interest expense on convertible debentures, net of tax	-	-	-	524

Net income, as adjusted	$98,324	$85,918	$293,829	$260,784

Net income per share:
Basic	$.80	$.70	$2.38	$2.14

Diluted (a)	$.79	$.70	$2.36	$2.12

Weighted average shares outstanding – basic	123,161	122,053	123,321	121,493
Net effect of various dilutive stock-based compensation awards	1,131	797	1,277	1,063
Net effect of dilutive convertible debentures	-	-	-	623

Weighted average shares outstanding – diluted	124,292	122,850	124,598	123,179

(a)
The effect of options to purchase 43 shares for both the third quarter and first nine months of 2007, respectively, and the effect of options to purchase 1,698 and 1,134 shares for the third quarter and first nine months of 2006, respectively, was excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Shareholders’ Equity
Comprehensive Income
The components of comprehensive income are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$98,324	$85,918	$293,829	$260,260
Foreign currency translation adjustments (a)	94,193	(7,120)	130,299	79,341
Unrealized gain on securities and employee benefit plan related items	12,519	1,703	12,048	511

Comprehensive income	$205,036	$80,501	$436,176	$340,112

(a)
Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments are not tax effected as investments in international affiliates are deemed to be permanent.

Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program (the “program”). In March 2007, the company announced a rule 10b5-1 plan to facilitate repurchases under the program with the intention of minimizing earnings per share dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases were funded with cash received from the exercise of stock options in the previous quarter. In August 2007, the company replaced the then existing rule 10b5-1 plan with a new 10b5-1 plan intended to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases will be funded with cash flows from operations and cash received from the exercise of stock options in the previous quarter. As of September 30, 2007, the company has repurchased 1,877,563 shares under this program, which represents the number of shares issued in connection with the exercise of stock options for the first nine months of 2007. These shares had a market value of $75,684 at the dates of repurchase.
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Components of net periodic benefit costs:
Service cost	$661	$604	$1,983	$1,812
Interest cost	2,069	1,977	6,207	5,931
Expected return on plan assets	(1,639)	(1,586)	(4,917)	(4,758)
Amortization of unrecognized net loss	414	539	1,242	1,617
Amortization of prior service cost	137	137	411	411
Amortization of transition obligation	103	103	309	309

Net periodic benefit costs	$1,745	$1,774	$5,235	$5,322

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note M – Contingencies
Environmental and Related Matters
In 2000, the company assumed certain of the then outstanding obligations of Wyle Electronics (“Wyle”), including Wyle’s obligation to indemnify the purchasers of its Laboratories division for environmental clean-up costs associated with any pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its Laboratories division. The company is currently engaged in clean up and/or investigative activities at Wyle sites in Huntsville, Alabama and Norco, California.
Characterization of the extent of contaminated groundwater continues at the site in Huntsville and approximately $1,500 has been spent to date. Though the complete scope of the characterization effort and the design of any remedial action are not yet known, the additional expenditures at the site are estimated between $3,400 and $5,500.
Regarding the Norco site, work under the May 2004 Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain previously identified areas of the site continues. The company currently estimates that additional cost of interim remediation under the Removal Action Work Plan ranges from $130 to $250. Work under a second Removal Action Work Plan, pertaining to the interim remediation of certain areas immediately adjacent to the site, is also under way, with a total completion cost currently estimated at between $340 and $400.
Additional characterization activities also continue at Norco, with estimated remaining implementation costs of $1,700 to $2,500. Current estimates for the expense of activities such as onsite and offsite groundwater monitoring, regulatory oversight, and project management during 2008 are between $3,500 to $4,100.
Plans for a system to hydraulically control the flow of contamination offsite have been approved by the California Department of Toxic Substance Control and design and development of the system has begun. The cost of its installation and operation is estimated between $1,500 and $2,000. The cost of additional future offsite remediation of the groundwater plume is currently estimated at between $1,000 and $3,500.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs not yet determined.
The litigation associated with these environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which were consolidated with it; Arrow’s actions against E.ON AG, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2006. The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $5,405 during the first nine months of 2007 to $23,105. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Other
From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s financial position, liquidity, or results of operations.
Note N – Segment and Geographic Information
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and enterprise computing solutions to VARs through its global ECS business segment. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets, and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.
Effective April 1, 2007, the company’s business segments were realigned as part of the company’s continued efforts to strengthen its market leadership position, streamline the business, and further leverage cost synergies globally. The company’s global components business segment was formed to bring a single, global organization to leverage the collective enterprise to speed services and solutions to customers and suppliers. The company’s global ECS business segment was formed to bring a single organization with an expanded geographic reach, increased exposure in faster growing product segments, and a more robust customer and supplier base. As a result, the UK Microtronica, ATD (in Spain), and Arrow Computer Products (in France) businesses, previously included in the computer products business segment, were transitioned into the company’s global components business segment. As a result of this realignment, global components and global ECS are the business segments upon which management primarily evaluates the operations of the company and upon which it bases its operating decisions. Prior period segment data was adjusted to conform to the current period presentation.
Effective January 1, 2007, stock option expense, which was previously included in corporate, is allocated to global components, global ECS, and corporate. Prior period segment data was adjusted to conform with the current period presentation.
Sales and operating income (loss), by segment, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Sales:
Global components	$2,859,264	$2,860,258	$8,413,191	$8,353,608
Global ECS	1,171,099	594,039	3,152,819	1,730,184

Consolidated	$4,030,363	$3,454,297	$11,566,010	$10,083,792

Operating income (loss):
Global components	$151,663	$146,781	$458,388	$451,368
Global ECS	38,338	27,664	118,347	80,619
Corporate (a)	(32,492)	(21,973)	(83,413)	(67,141)

Consolidated	$157,509	$152,472	$493,322	$464,846

(a)
Includes restructuring and integration charges of $4,512 and $1,790 for the third quarter and first nine months of 2007, respectively, and restructuring and integration charges of $1,779 and $6,418 for the third quarter and first nine months of 2006, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by segment, are as follows:

	September 30,	December 31,
	2007	2006

Global components	$5,265,810	$4,973,797
Global ECS	1,830,247	1,063,907
Corporate	557,919	631,868

Consolidated	$7,653,976	$6,669,572

Sales, by geographic area, are as follows:

	For the Three		For the Nine
	Months Ended		Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

North America (b)	$2,139,976	$1,717,728	$6,084,980	$5,072,211
EMEASA	1,203,505	1,081,253	3,686,841	3,256,162
Asia/Pacific	686,882	655,316	1,794,189	1,755,419

Consolidated	$4,030,363	$3,454,297	$11,566,010	$10,083,792

(b)
Includes sales related to the United States of $1,961,854 and $5,631,772 for the third quarter and first nine months of 2007, respectively, and $1,590,194 and $4,694,112 for the third quarter and first nine months of 2006, respectively.

Total assets, by geographic area, are as follows:

	September 30,	December 31,
	2007	2006

North America (c)	$4,053,541	$3,468,583
EMEASA	2,830,966	2,407,074
Asia/Pacific	769,469	793,915

Consolidated	$7,653,976	$6,669,572

(c)	Includes total assets related to the United States of $3,918,768 and $3,338,499 at September 30, 2007 and December 31, 2006, respectively.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company has two business segments: global components and global enterprise computing solutions (“ECS”). Consolidated sales for the third quarter of 2007 grew by 16.7%, compared with the year-earlier period, primarily as a result of the impact of acquisitions, the company’s increased focus on sales-related initiatives, and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. This increase was offset, in part, by continued weakness at large electronic manufacturing services (“EMS”) customers in the global components segment. The company acquired Alternative Technology, Inc. (“Alternative Technology”) and InTechnology plc’s storage and security distribution business (“InTechnology”) in the fourth quarter of 2006 and acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) on March 31, 2007. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the third quarter of 2006, consolidated sales for the third quarter of 2007 increased by 3.9%. In the global ECS business segment, sales for the third quarter of 2007 grew by 97.1%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink for the third quarter of 2006, the global ECS business segment sales for the third quarter of 2007 grew by 14.9%, compared with the year-earlier period, primarily due to growth in storage, software, and industry standard servers due to the company’s increased focus on sales-related initiatives. In the global components business segment, sales for the third quarter of 2007 were flat, compared with the year-earlier period, primarily due to continued weakness at large EMS customers and the company’s initiative to exit lower-margin business in the Asia Pacific region, offset, in part, by the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements.
The company acquired KeyLink from Agilysys for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor, provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink’s highly experienced sales and marketing professionals strengthen the company’s existing relationships with value-added resellers and position the company to attract new relationships. The integration of KeyLink into the company’s global ECS business segment is expected to provide opportunities for synergies and cost savings. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion. The company’s consolidated results of operations include the results of operations of KeyLink subsequent to March 31, 2007.
Net income increased to $98.3 million in the third quarter of 2007, compared with net income of $85.9 million in the third quarter of 2006. The increase in net income was due to increased gross profit on higher sales and a lower effective tax rate, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, and higher depreciation and amortization expense, primarily related to acquisitions, in the third quarter of 2007, compared with the year-earlier period. The following items also impacted the comparability of the company’s results:
Third quarter of 2007 and 2006:
•	restructuring and integration charges of $4.5 million ($2.7 million net of related taxes) in 2007 and $1.8 million ($1.1 million net of related taxes) in 2006; and
•	a net income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany in 2007.
First nine months of 2007 and 2006:
•	restructuring and integration charges of $1.8 million ($.4 million net of related taxes) in 2007 and a restructuring charge of $6.4 million ($3.9 million net of related taxes) in 2006;

•	a loss on the prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006; and
•	a net income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany in 2007.
Sales
Consolidated sales for the third quarter and first nine months of 2007 increased by $576.1 million, or 16.7%, and $1.48 billion, or 14.7%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the third quarter of 2006 was driven by an increase of $577.1 million, or 97.1%, in the global ECS business segment. The increase in consolidated sales over the first nine months of 2006 was driven by an increase of $1.42 billion, or 82.2%, in the global ECS business segment and an increase of $59.6 million, or .7%, in the global components business segment.
In the global ECS business segment, sales for the third quarter of 2007 increased by 97.1%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the third quarter of 2006, the global ECS business segment sales for the third quarter of 2007 grew by 14.9%, compared with the year-earlier period, primarily due to the growth in storage, software, and industry standard servers due to the company’s increased focus on sales-related initiatives. In the global ECS business segment, sales for the first nine months of 2007 increased by 82.2%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink in the first nine months of 2006, the global ECS business segment sales for the first nine months of 2007 grew by 15.9%, compared with the year-earlier period, primarily due to the growth in storage, software, and industry standard servers due to the company’s increased focus on sales-related initiatives.
In the global components business segment, sales for the third quarter and first nine months of 2007 were essentially flat, compared with the year-earlier periods, primarily due to continued weakness at large EMS customers and the company’s initiative to exit lower-margin business in the Asia Pacific region, offset, in part, by the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $85.2 million and $265.0 million for the third quarter and first nine months of 2007, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales increased by 14.2% and 12.1% for the third quarter and first nine months of 2007, respectively.
Gross Profit
The company recorded gross profit of $552.6 million and $1.67 billion in the third quarter and first nine months of 2007, compared with $508.1 million and $1.52 billion in the year-earlier periods. The gross profit margin for the third quarter and first nine months of 2007 decreased by approximately 100 and 60 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit margin was primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower gross profit margins. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink for the third quarter and first nine months of 2006, the gross profit margin for the third quarter and first nine months of 2007 decreased by approximately 50 and 20 basis points, respectively, compared with the year-earlier periods, primarily due to a change in the mix of the enterprise computing solutions business in North America and increased competitive pressures in the marketplace in the global components business segment.
Restructuring and Integration Charges
The company recorded restructuring and integration charges of $4.5 million ($2.7 million net of related taxes or $.02 per share on both a basic and diluted basis) and $1.8 million ($.4 million net of related taxes) for the third quarter and first nine months of 2007, respectively, and restructuring and integration charges of $1.8 million ($1.1 million net of related taxes or $.01 per share on both a basic and diluted basis) and $6.4 million ($3.9 million net of related taxes or $.03 per share on both a basic and diluted basis) for the third quarter and first nine months of 2006, respectively.

2007 Restructuring
During the third quarter of 2007, the company took a series of steps to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $30 million per annum in North America, of which approximately $3 million was realized in the third quarter of 2007 and approximately $7 million is expected to be realized in the fourth quarter of 2007. The estimated restructuring charges to be recorded over the next several quarters associated with these actions total approximately $8 million.
Included in the restructuring and integration charges referenced above for the third quarter of 2007 is $3.1 million related to initiatives taken by the company during 2007 to improve operating efficiencies. Included in the restructuring and integration charges referenced above for the first nine months of 2007 is an $8.5 million gain on the sale of a facility, offset, in part, by restructuring charges of $7.4 million for the first nine months of 2007 related to initiatives taken by the company during 2007 to improve operating efficiencies.

2001 through 2006 Restructurings
During 2001 through 2006, the company took a number of steps related to cost containment and cost reduction actions and to make its organizational structure more efficient. Included in the restructuring and integration charges referenced above for the third quarter of 2007 is $1.2 million related to these actions. Included in the restructuring and integration charges referenced above for the first nine months of 2007 is $.6 million related to these actions, offset, in part, by a $.5 million gain on the sale of a facility. Included in the restructuring and integration charges referenced above for the third quarter and first nine months of 2006 are $1.8 million and $6.4 million, respectively, related to these actions.
Integration
Included in the restructuring and integration charges referenced above is $.2 million and $2.8 million for the third quarter and first nine months of 2007, respectively, primarily related to the acquisition of KeyLink.
Operating Income
The company recorded operating income of $157.5 million and $493.3 million in the third quarter and first nine months of 2007, respectively, as compared with operating income of $152.5 million and $464.8 million in the year-earlier periods.
Selling, general and administrative expenses increased $30.8 million, or 9.0%, in the third quarter of 2007 on a sales increase of 16.7% compared with the third quarter of 2006, and $112.4 million, or 11.1%, in the first nine months of 2007 on a sales increase of 14.7% compared with the first nine months of 2006. The dollar increase in selling, general and administrative expenses in the third quarter and first nine months of 2007 compared with the year-earlier periods, was due to selling, general and administrative expenses incurred by Alternative Technology, InTechnology, and KeyLink, higher selling expenses to support increased sales, and the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of sales was 9.3% and 9.9% for the third quarter of 2007 and 2006, respectively, and 9.8% and 10.1% for the first nine months of 2007 and 2006, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the third quarter and first nine months of 2007 compared with the year-earlier periods, was primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower selling, general and administrative expenses as a percentage of sales.
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
Interest Expense
Net interest expense decreased by $1.6 million, or 6.2%, and increased by $1.5 million, or 2.1%, in the third quarter and first nine months of 2007, compared with the year-earlier periods.
Income Taxes
The company recorded a provision for income taxes of $36.6 million and $127.6 million (an effective tax rate of 27.0% and 30.1%) for the third quarter and first nine months of 2007, respectively. During the third quarter and first nine months of 2007, the company recorded an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2007 were impacted by the aforementioned income tax benefit in addition to restructuring and integration charges. Excluding the impact of the aforementioned income tax benefit and restructuring and integration charges, the company’s effective tax rate was 31.7% for both the third quarter and first nine months of 2007.
The company recorded a provision for income taxes of $42.1 million and $130.8 million (an effective tax rate of 32.8% and 33.4%) for the third quarter and first nine months of 2006, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2006 were impacted by restructuring and integration charges, and the company’s provision for income taxes and effective tax rate for the first nine months of 2006 were impacted by a loss on prepayment of debt. Excluding the impact of restructuring and integration charges and loss on prepayment of debt, the company’s effective tax rate for the third quarter and first nine months of 2006 was 32.9% and 33.5%, respectively.
The company’s provision for income taxes and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Net Income
The company recorded net income of $98.3 million and $293.8 million in the third quarter and first nine months of 2007, respectively, compared with $85.9 million and $260.3 million in the comparable year-earlier periods. The increase in net income was due to increased gross profit on higher sales and a lower effective tax rate, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, and higher depreciation and amortization expense, primarily related to acquisitions, in the third quarter and first nine months of 2007, compared with the year-earlier periods. In addition, included in the results for the third quarter and first nine months of 2007 were the previously discussed restructuring and integration charges of $2.7 million and $.4 million and income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. Included in the results for the third quarter and first nine months of 2006 were restructuring and integration charges of $1.1 million and $3.9 million, respectively. Also included for the first nine months of 2006 was the previously discussed loss on prepayment of debt of $1.6 million.
Liquidity and Capital Resources
At September 30, 2007 and December 31, 2006, the company had cash and cash equivalents of $317.6 million and $337.7 million, respectively. The net amount of cash provided by the company’s operating activities during the first nine months of 2007 was $630.3 million. The net amount of cash used for investing activities during the first nine months of 2007 was $629.0 million. Finally, the net amount of cash used for financing activities during the first nine months of 2007 was $28.5 million. The effect of exchange rate changes on cash was an increase of $7.2 million.

The net amount of cash used in the company’s operating activities during the first nine months of 2006 was $167.0 million. The net amount of cash used for investing activities during the first nine months of 2006 was $57.5 million. Finally, the net amount of cash used for financing activities during the first nine months of 2006 was $106.6 million. The effect of exchange rate changes on cash was an increase of $3.3 million.
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61.7% and 66.0% at September 30, 2007 and December 31, 2006, respectively.
The net amount of cash provided by the company’s operating activities during the first nine months of 2007 was $630.3 million. Earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses were the primary sources of this cash. This was offset, in part, by an increase in accounts receivable supporting increased sales.
The net amount of cash used in the company’s operating activities during the first nine months of 2006 was $167.0 million. Increased inventory purchases, increased accounts receivable supporting increased sales in the worldwide electronic components businesses, and a decrease in accounts payable were the primary uses of this cash. This was offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accrued expenses.
Working capital as a percentage of sales was 15.4% in the third quarter of 2007 compared with 19.7% in the third quarter of 2006.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first nine months of 2007 was $629.0 million reflecting $539.3 million of cash consideration paid for acquired businesses and $102.9 million for capital expenditures. This was offset, in part, by $13.0 million of cash proceeds from the sale of facilities.
The net amount of cash used for investing activities during the first nine months of 2006 was $57.5 million primarily reflecting $41.7 million for various capital expenditures and $19.5 million for cash consideration paid for acquired businesses.
In September 2007, the company acquired Centia Group Limited and AKS Group AB (“Centia/AKS”), specialty distributors of access infrastructure, security, and virtualization software solutions in Europe. Total Centia/AKS sales for the full year of 2007 are expected to exceed $120.0 million. The impact of the Centia/AKS acquisitions was not material to the company’s consolidated financial position and results of operations.
In July 2007, the company made a payment of $32.7 million that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source Technology Corp. (“Ultra Source”) from 70.7% to 92.8%. The company intends to increase its ownership interest in Ultra Source to 100%, subject to obtaining necessary regulatory approvals.
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
In March 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor, for a cash purchase price of $480.6 million, which included acquisition costs and final adjustments based upon a closing audit.
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
Capital expenditures were $102.9 million and $41.7 million in the first nine months of 2007 and 2006, respectively. During the fourth quarter of 2006, the company initiated a global enterprise resource planning (“ERP”) effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2007, the estimated cash flow impact of this ERP initiative is expected to be in the $70 to $80 million range. The company expects to finance this ERP effort with cash flow from operations.
The company received cash proceeds of $13.0 million during the first nine months of 2007, primarily related to the sale of its Lenexa, Kansas and Harlow, England facilities.
Cash Flows from Financing Activities
The net amount of cash used in financing activities during the first nine months of 2007 and 2006 was $28.5 million and $106.6 million, respectively. Net proceeds from long-term borrowings were $198.5 million in the first nine months of 2007, which includes a $200.0 million term loan due in 2012. Repayments of other long-term borrowings were $15.6 million in the first nine months of 2006. Net repayments of short-term debt were $40.7 million and net proceeds of short-term debt were $9.4 million in the first nine months of 2007 and 2006, respectively. Proceeds from the exercise of stock options were $51.1 million and $53.7 million in the first nine months of 2007 and 2006, respectively. Repurchases of common stock were $75.7 million in the first nine months of 2007.
During the first nine months of 2007, the company repaid $169.1 million related to its 7% senior notes due in January 2007 in accordance with their terms.
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
In March 2007, the company renewed its asset securitization program and, among other things, increased its size from $550.0 million to $600.0 million and extended its term to a three-year commitment maturing in March 2010. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at September 30, 2007). The facility fee is .125%.
The company had no outstanding borrowings under its asset securitization program or its revolving credit facility at September 30, 2007 and December 31, 2006.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006. Since December 31, 2006, there were no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, except as follows:
•	the company repaid $169.1 million related to its 7% senior notes, due in January 2007, in accordance with their terms; and
•	at September 30, 2007, the company had a $200.0 million term loan outstanding which is due in 2012.

In February 2006, the Board of Directors authorized the company to repurchase up to $100.0 million of the company’s outstanding common stock through a share-repurchase program. As of September 30, 2007, the company has repurchased 1,877,563 shares under the share-repurchase program, which represents the number of shares issued in connection with the exercise of stock options for the first nine months of 2007. These shares had a market value of $75.7 million at the dates of repurchase.
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
Critical Accounting Policies and Estimates
The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates, including those related to uncollectible receivables, inventories, intangible assets, income taxes, restructuring and integration costs, and contingencies and litigation, on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes there were no significant changes, during the nine-month period ended September 30, 2007, to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2006.
Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and effects on results of operations and financial condition.
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s implementation of its new global financial system and the company’s planned implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Forward-looking statements are those statements, which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2006, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at September 30, 2007 and December 31, 2006 was $256.0 million and $298.0 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2007 and December 31, 2006. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $265.0 million and increased operating income of $15.9 million for the first nine months of 2007, compared with the year-earlier period, based on 2006 sales at the average rate for 2007. Sales and operating income would have decreased by $366.2 million and $21.2 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in the first nine months of 2007. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, which has a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $11.6 million and $3.2 million at September 30, 2007 and December 31, 2006, respectively.
In October 2005, the company entered into a cross-currency swap, which has a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $40.5 million and $21.7 million at September 30, 2007 and December 31, 2006, respectively.
Interest Rate Risk
At September 30, 2007, approximately 51% of the company’s debt was subject to fixed rates, and 49% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the third quarter of 2007. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

Item 4.   Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2007. Based on such evaluation, they concluded that, as of September 30, 2007, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
On March 31, 2007, the company acquired from Agilysys, Inc. substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”). The company has excluded changes resulting from the acquisition of KeyLink from its evaluation of the effectiveness of the company’s internal control over financial reporting as of September 30, 2007. KeyLink accounted for 9.9 percent of the company’s consolidated assets as of September 30, 2007, and 6.1 percent of the company’s consolidated sales for the nine months ended September 30, 2007.
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
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000,000 of the company’s outstanding common stock through a share-repurchase program (the “program”). In March 2007, the company announced a rule 10b5-1 plan to facilitate repurchases under the program with the intention of minimizing earnings per share dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases were funded with cash received from the exercise of stock options in the previous quarter. In August 2007, the company replaced the then existing rule 10b5-1 plan with a new 10b5-1 plan intended to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases will be funded with cash flows from operations and cash received from the exercise of stock options in the previous quarter.
The following table shows the share-repurchase activity for each of the three months in the quarter ended September 30, 2007:

			Total Number of
			Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program(1)

July 1 through 31, 2007	326,500	$38.73	326,500	$54,595,788
August 1 through 31, 2007	748,878	$40.43	748,878	24,315,699
September 1 through 30, 2007	-	-	-	24,315,699

Total	1,075,378		1,075,378

(1)	The approximate dollar value of shares reflects the $100,000,000 authorized for repurchase under the program less the approximate dollar value of the shares that were purchased under the program.

Item 6. Exhibits.

Exhibit
Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: October 23, 2007	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer