Form 10-K
period 2007-12-31
ARROW ELECTRONICS INC
filed 2008-02-08
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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
Yes [  ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $4,658,631,941.
There were 122,965,945 shares of Common Stock outstanding as of February 1, 2008.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to the registrant’s Annual Meeting of Shareholders, to be held May 2, 2008, is incorporated by reference in Part III to the extent described therein.

PART I
Item 1. Business.
Arrow Electronics, Inc. (the “company” or “Arrow”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company believes it is a leader in the electronics distribution industry in operating systems, employee productivity, value-added programs, and total quality assurance. Arrow, which was incorporated in New York in 1946, serves approximately 700 suppliers and approximately 140,000 original equipment manufacturers (“OEMs”), contract manufacturers (“CMs”), and commercial customers.
Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services, inventory management, and a comprehensive suite of online supply chain tools.
Arrow’s diverse worldwide customer base consists of OEMs, CMs, and commercial customers. Customers include manufacturers of consumer and industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aircraft and aerospace equipment, scientific and medical devices, and computer and office products. Customers also include value-added resellers (“VARs”) of enterprise computing solutions.
The company maintains over 240 sales facilities and 24 distribution and value-added centers in 50 countries and territories, serving over 70 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, and enhance their overall competitiveness.
The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global enterprise computing solutions (“ECS”) business segment. For 2007, approximately 70% of the company’s sales consisted of electronic components, and approximately 30% of the company’s sales consisted of enterprise computing solutions. The financial information about the company’s business segments and geographic operations can be found in Note 16 of the Notes to Consolidated Financial Statements.
Global Components
The company’s global components business segment, one of the largest distributors of electronic components and related services in the world, spans the world’s three largest electronics markets - North America, EMEASA (Europe, Middle East, Africa, and South America), and the Asia Pacific region. North America includes sales and marketing organizations in the United States, Canada, and Mexico.
In the EMEASA region, Arrow operates in Argentina, Austria, Belgium, Brazil, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom.
In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, and Thailand.
Within the global components business segment, approximately 68% of the company’s sales primarily consist of semiconductor products and related services, approximately 23% are of passive, electromechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors, and approximately 9% are of computing and memory products.
Most of the company’s customers require delivery of the products they ordered on schedules that are generally not available on direct purchases from manufacturers, and frequently, their orders are of insufficient size to be placed directly with manufacturers.
Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with selling and stocking their products (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry is fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.
Global ECS
The company’s global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America and Europe. Over the past two years, the company has transformed its enterprise computing solutions business into a stronger organization with broader geographic reach, increased market share in the fast-growing product segments of software and storage, and a more robust customer and supplier base. Execution on the company’s strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for IBM and Hewlett-Packard and a leading distributor of enterprise storage and security and virtualization software. Since December 2005, global ECS’ geographic footprint expanded from two countries to 22 countries around the world, including Austria, Bulgaria, Canada, Croatia, Czech Republic, Denmark, Estonia, Finland, Germany, Hungary, Latvia, Lithuania, Norway, Poland, Romania, Serbia, Slovakia, Slovenia, Sweden, Switzerland, the United Kingdom, and the United States.
The company’s global ECS business segment has made several recent acquisitions with the strategic goal of becoming the premier enterprise computing solutions distributor. The business began its global expansion in December 2005 with the acquisition of DNSint.com AG (“DNS”), a leading value-added enterprise distributor based in Munich, Germany. DNS represented Arrow’s first foray into the European enterprise computing solutions marketplace and became the strategic platform to expand the company’s ECS business throughout the European region.
In February 2006, the global ECS business segment acquired SKYDATA Corporation, a Canadian value-added distributor of data storage solutions.
In November 2006, the global ECS business segment acquired Alternative Technology, Inc. (“Alternative Technology”), a leading specialty software distributor of access infrastructure, security, and virtualization solutions in North America. This transaction created significant opportunities in the fast-growing value-added software market. The global ECS business segment’s software and storage capabilities were further strengthened through its acquisition of InTechnology Distribution plc’s specialist distribution division (“InTechnology”) in December 2006. Based in Harrogate, England, the InTechnology transaction extended the business’ operations into the United Kingdom, the second largest information technology market in Europe.
Continuing its strategic expansion, the global ECS business segment acquired substantially all of the assets and operations of its KeyLink Systems Group business (“KeyLink”) from Agilysys, Inc. (“Agilysys”) in March 2007. The acquisition of KeyLink, a leading value-added distributor of enterprise servers, storage and software in the United States and Canada, brought considerable scale, cross-selling opportunities and mid-market reseller focus to the company’s global ECS business segment. The company’s global ECS business segment also entered into a long-term procurement agreement with Agilysys.
In September 2007, the global ECS business segment acquired Centia Group Limited and AKS Group AB (“Centia/AKS”), specialty distributors of access infrastructure, security and virtualization software solutions in Europe.
Within the global ECS business segment, approximately 63% of the company’s sales consist of enterprise and embedded computing systems and related services, 20% consist of software, and 17% consist of storage.
Information technology (“IT”) demands for today’s businesses are evolving. As IT needs become more complex, corporate information officers are increasingly seeking products bundled into solutions that support business communication, operations, processes, and transactions.
Mid-market and enterprise end users rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly-technical solutions for the end user. VARs range in size from small- and medium-

sized businesses to large enterprises and are typically structured as sales organizations and service providers. They purchase enterprise computing solutions from distributors and manufacturers and resell them to end users. The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market and increasing the importance of the value-added services global ECS provides. Global ECS provides VARs with many value-added services, including but not limited to, vertical market expertise, systems level training and certification, solutions testing at Arrow solutions labs, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission critical solutions. Global ECS’ vendor partners benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For vendors, global ECS is the aggregation point to over 12,000 VARs.
In better serving the needs of both the manufacturers and VARs, the company’s focus is to be an extension of the manufacturer’s sales and marketing organization and manage the supply chain, as well as to leverage the company’s strong relationships with the world’s foremost hardware, software and storage manufacturers to better enable VARs to deliver solutions to their customers.
Customers and Suppliers
The company and its affiliates serve approximately 140,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 2% of the company’s 2007 consolidated sales.
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
Each of the company’s North American selling locations and primary distribution centers in the global components business segment are electronically linked to the company’s central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company’s international operations in the global components business segment have similar online, real-time computer systems, and they can also access the company’s Worldwide Stock Check System, which provides access to the company’s online, real-time inventory system.
The company sells the products of approximately 700 suppliers. Sales from products and services from IBM accounted for approximately 10% of the company’s consolidated sales in 2007. No other single supplier accounted for more than 10% of the company’s consolidated sales in 2007. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company’s business, such as the company’s global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to manufacturers and VARs. Most of the company’s purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.
Distribution Agreements
It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers’ price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges and price protection. Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers’ list prices. As of December 31, 2007, this type of arrangement covered approximately 80% of the company’s consolidated inventories. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.
A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2007, this type of repurchase arrangement covered approximately 78% of the company’s consolidated inventories.

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
Employees
The company and its affiliates employed approximately 12,600 employees worldwide as of December 31, 2007.
Available Information
The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, any current reports on Form 8-K, and amendments to any of these reports available through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the U.S. Securities and Exchange Commission (“SEC”). The information posted on the company’s website is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The annual report on Form 10-K for the year ended December 31, 2007, includes the certifications of the company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 (i) and 31 (ii), respectively, which were filed with the SEC as required under Section 302 of the Sarbanes-Oxley Act of 2002 and certify the quality of the company’s public disclosure. The company’s Chief Executive Officer has also submitted a certification to the New York Stock Exchange (the “NYSE”) certifying that he is not aware of any violations by the company of NYSE corporate governance listing standards.

Executive Officers
The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 8, 2008:

Name	Age	Position

William E. Mitchell	63	Chairman, President, and Chief Executive Officer
Peter S. Brown	57	Senior Vice President, General Counsel, and Secretary
Kevin J. Gilroy	52	Senior Vice President and President, Arrow Enterprise Computing Solutions
Michael J. Long	49	Senior Vice President and President, Arrow Global Components
John P. McMahon	56	Senior Vice President, Human Resources
M. Catherine Morris	49	Senior Vice President and President, Arrow Enterprise Computing Solutions
Paul J. Reilly	51	Senior Vice President and Chief Financial Officer
Vincent P. Melvin	44	Vice President and Chief Information Officer
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
Kevin J. Gilroy was appointed Senior Vice President of the company and President, Arrow Enterprise Computing Solutions in January 2007. Prior to joining the company, he served as President and Chief Executive Officer of OnForce, Inc. from May 2006 to December 2006 and Executive Vice President and General Manager of OnForce, Inc. from November 2005 to May 2006. He also was an independent consultant from October 2005 to November 2005. Prior thereto, he spent over twenty-four years at Hewlett-Packard Company, most recently as Senior Vice President and General Manager of Worldwide SMB Operations Segment from May 2004 to October 2005, and Vice President and General Manager of Americas Commercial Channels from January 2002 to May 2004.
Michael J. Long was appointed Senior Vice President of the company in January 2006 and, prior thereto, he served as Vice President of the company for more than five years. He was appointed President, Arrow Global Components in September 2006. Prior thereto, he served as President, North America and Asia/Pacific Components from January 2006 until September 2006; President, North America from May 2005 to December 2005; and President and Chief Operating Officer of Arrow Enterprise Computing Solutions from July 1999 to April 2005.
John P. McMahon was appointed Senior Vice President, Human Resources in March 2007. Prior to joining the company, he served as Senior Vice President and Chief Human Resource Officer of UMass Memorial Health Care System from August 2005 to March 2007; Senior Vice President of Global Human Resources at Fisher Scientific from June 2004 to June 2005; and Chief Human Resources Officer at Terra Lycos from August 1999 to May 2004.
M. Catherine Morris was appointed Senior Vice President of the company and President, Arrow Enterprise Computing Solutions in January 2007. Prior thereto, she served as Acting President, Arrow Enterprise Computing Solutions from September 2006 to December 2006; Vice President, Support Services, North America from October 2005 to August 2006; and Vice President, Finance and Support Services, Enterprise Computing Solutions from September 2002 to September 2005.
Paul J. Reilly was appointed Senior Vice President of the company in May 2005 and, prior thereto, he served as Vice President of the company for more than five years. He has been Chief Financial Officer of the company for more than five years.

Vincent P. Melvin was appointed Vice President and Chief Information Officer of the company in September 2006. Prior to joining the company, he served as Senior Vice President and Chief Information Officer of Sanmina-SCI, Inc. from December 2001 to September 2006.
Item 1A. Risk Factors.
Described below and throughout this report are certain risks that the company’s management believes are applicable to the company’s business and the industry in which it operates. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry and the capital markets that affect business generally, and the company as well, which are not described.
If any of the described events occur, the company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects.
A large portion of the company’s revenues comes from the sale of semiconductors, which has historically been a cyclical industry.
Although the market seems to have stabilized in recent years, the semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity. Sales of semiconductor products and related services represented approximately 48%, 56%, and 53% of the company’s consolidated sales in 2007, 2006 and 2005, respectively, and the company’s revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. While the semiconductor industry has strengthened in recent years from its downturn in 2000 and 2001, any potential future cyclical downturns in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on the company’s business and negatively impact its ability to maintain current profitability levels.
If the company was unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the company’s business could be materially adversely affected.
A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Certain parts of the company’s business, such as the company’s global ECS business, rely on a limited number of suppliers. For example, sales from products and services from one of the company’s suppliers, IBM, accounted for approximately 10% of its consolidated sales in 2007. To the extent that the company’s significant suppliers are unwilling to continue to do business with the company, the company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company (including, without limitation, the terms regarding price protection, rights of return, rebates, or other terms that are favorable to the company), or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.
The competitive pressures the company faces could have a material adverse affect on the company’s business.
The market for the company’s products and services is very competitive and subject to rapid technological change. Not only does the company compete with other distributors, it also competes for customers with many of its own suppliers. Additional competition has emerged from third-party logistics providers, catalogue distributors, and brokers. The company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. The sizes of the company’s competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the competitors may have more extensive customer base than the company has in all or more of its market sectors.

Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.
The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them (and claims for consequential damages against the company from its customers), the company may face claims for damages that are disproportionate to the revenues and profits it receives from the products involved in the claims. While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company’s ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the damages that result. Although the company currently has product liability insurance, such insurance is limited in coverage and amount.
Declines in value and other factors pertaining to the company’s inventory could materially adversely affect its business.
The market for the company’s products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. During an economic downturn, prices could decline due to an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although most of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. In addition, as discussed below, the company historically has sold and continues to sell products that contain substances that are regulated, or may be regulated, by various environmental laws. Some of the company’s inventory may become obsolete as a result of these or other existing or new regulations. All of these factors pertaining to inventory could have a material adverse effect on the company’s business.
The company is subject to environmental laws and regulations that could materially adversely affect its business.
The company is subject to a wide and ever-changing variety of international and U.S. federal, state, and local laws and regulations, compliance with which may require substantial expense. Of particular note are two European Union (“EU”) directives known as the Restriction of Certain Hazardous Substances Directive (“RoHS”) and the Waste Electrical and Electronic Equipment Directive. These directives restrict the distribution of products within the EU containing certain substances and require a manufacturer or importer to recycle products containing those substances. In addition, China has recently passed the Management Methods on Control of Pollution from Electronic Information Products, which will eventually prohibit the import of products for use in China that contain similar substances banned by the RoHS directive. Failure to comply with these directives or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.
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
The company is currently involved in the investigation and remediation of environmental matters at two sites as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.
As a result of its acquisition of Wyle Electronics (“Wyle”) from the VEBA Group (“VEBA”) in 2000, the company assumed Wyle’s outstanding liabilities, including the responsibility for certain environmental contamination at sites formerly owned by Wyle. The agreement pursuant to which the company bought Wyle from VEBA contains an indemnification from VEBA to the company for all of the costs associated with the Wyle environmental obligations. Two sites are known to have such contamination, one at Norco, California and the other at Huntsville, Alabama, and the company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies. The company has expended approximately $25 million to date in connection with these sites. In addition, the company was named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.
VEBA’s successor-in-interest, E.ON AG, acknowledged liability under the VEBA contractual indemnities with respect to the Norco and Huntsville sites and made a small initial payment, but has subsequently refused to make further payments. The company is engaged in litigation against E.ON AG and certain other parties in the federal courts of the United States and in the Frankfurt am Main Regional Court in Germany. The company believes strongly in the merits of its cases and the probability of recovery from E.ON AG, but there can be no guaranty of the outcome of litigation, and, should the company lose on all of its claims in both cases, it would bear all of the cost of the Wyle environmental obligations. Because characterization and remedial design is not yet complete at any of these sites, the future costs in excess of accrued costs associated therewith are as yet undetermined and could have a material adverse effect on the company’s business.
In addition, the company is, along with other parties, a defendant in three suits, all of which were consolidated for pre-trial purposes, by plaintiff landowners and residents in Riverside County Court in California for personal injury and property damages allegedly caused by the contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site. Wyle Laboratories, formerly a division of Wyle Electronics, has demanded defense and indemnification from the company in connection with the litigation, and the company has, in turn demanded defense and indemnification from E.ON AG. The claims for indemnification are at issue in the U.S. and Frankfurt court proceedings.
While the company believes strongly in the merits of its claim for indemnification against E.ON AG and has no reason to believe that the plaintiff’s allegations of damages in the Norco matter pending in Riverside County have merit, there can be no guaranty regarding the outcome of any of the matters, and should the company be found to be liable for damages and E.ON AG found not to be liable to indemnify the company for those damages and those costs that will be incurred in the future, it could have a material adverse effect on the company’s business.
The company may not have adequate or cost-effective liquidity or capital resources.
The company needs cash or committed liquidity facilities to make interest payments on and to refinance indebtedness, and for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs (including the company’s new Enterprise Resource Planning system). At December 31, 2007, the company had cash and cash equivalents of $447.7 million. In addition, the company currently has access to committed credit lines of $1.4 billion. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.
The company may, in the future, need to access the financial markets to satisfy its cash needs. The company’s ability to obtain external financing is affected by its debt ratings. Any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating could impair the company’s ability to obtain additional financing on acceptable terms. Under the terms of any external financing, the company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. An increase in the company’s financing costs or a breach of debt instrument covenants could have a material adverse effect on the company’s business.
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
The company’s non-U.S. locations represent a significant portion of its sales, and consequently, the company is increasingly exposed to risks associated with operating internationally.
In 2007, 2006, and 2005, approximately 50%, 53%, and 47%, respectively, of the company’s sales came from its operations outside the United States. As a result of the company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:
•	import and export regulations that could erode profit margins or restrict exports;
•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;
•	potential restrictions on transfers of funds;
•	foreign currency fluctuations;
•	import and export duties and value-added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations; and
•	potential military conflicts and political risks.

Further, the company’s operating income margins are lower in certain geographic markets. Operating income in the components business in Asia/Pacific tends to be lower than operating income in North America and Europe. As sales in Asia/Pacific increased as a percentage of overall sales, consolidated operating income margins have fallen. The financial impact of the lower operating income on returns on working capital was offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate.
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
An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate business risks. If the company fails to maintain an effective system of internal controls, or if management or the company’s independent registered public accounting firm discovers material weaknesses in the company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company’s business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s financial statements, which could cause the market price of its common stock to decline or limit the company’s access to capital.
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
The company is in the process of converting its various business information systems worldwide to a single Enterprise Resource Planning system. The company has committed significant resources to this conversion, which started in late 2006 and is expected to be phased in over a four-year period. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company will be using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company’s ability to perform necessary business operations, which could materially, adversely affect the company’s business.
The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company’s ability to use certain technologies in the future.
The company sells products and utilizes processes that are highly innovative and may be subject to allegations of infringement or other violations of intellectual property rights. Without limiting the generality of the foregoing, the company notes that in recent years certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers have made an increasing number of claims against the company and/or its customers. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification.
Intellectual property right infringement claims, with or without merit, can be time-consuming and costly to litigate or settle and can divert management resources and attention. If successful they may require the company to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company’s operating expenses and harm its operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company’s ability to compete effectively.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease expiring in 2013. The company owns 16 locations throughout North America, EMEASA, and the Asia Pacific region and occupies over 300 additional locations under leases due to expire on various dates through 2022. The company believes its facilities are well maintained and suitable for company operations.
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
Environmental and Related Matters
Wyle Claims
In connection with the purchase of Wyle from VEBA in 2000, the company assumed certain of the then outstanding obligations of Wyle, including its 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified. Each site will require remediation, the final form and cost of which is as yet undetermined. As further discussed in Note 15 of the Notes to Consolidated Financial Statements, the Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental Management. The Norco site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly-traded, German conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment. Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.
Related Litigation
In September 2004, the company filed suit against E.ON AG in the United States District Court for the Northern District of Alabama seeking further payments related to those sites and additional damages. The case has since been transferred to the United States District Court for the Central District of California, where it was consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site. The court has ruled that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for a court in Germany, a ruling with which the company disagrees and which it is appealing. Nevertheless, in October 2005, the company filed a related action with regard to such matters against E.ON AG in the Frankfurt am Main Regional Court in Germany.

The company was named as a defendant in three suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The outcome of the cases and the amount of any associated liability are all as yet unknown.
The company was also named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., et anno, v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, an industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The lawsuit was settled, though the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.
Impact on Financial Statements
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.5 million), discussed above. The company has received an opinion of counsel that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel received in the fourth quarter of 2007, the company increased the receivable for amounts due from E.ON AG by $7.2 million during 2007 to $24.9 million. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. In 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8.7 million for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6.3 million of such amounts, but its promises to make payments of at least that amount have not been kept. The company also believes that the recovery of these amounts is probable.
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
Other
From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such other matters will materially, adversely impact the company’s financial position, liquidity, or results of operations.
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II
Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters.
Market Information
The company’s common stock is listed on the NYSE (trading symbol: “ARW”). The high and low sales prices during each quarter of 2007 and 2006 were as follows:

Year	High	Low

2007:
Fourth Quarter	$44.95	$34.68
Third Quarter	43.55	33.17
Second Quarter	43.13	37.29
First Quarter	39.83	32.00

2006:
Fourth Quarter	$32.90	$26.90
Third Quarter	33.14	25.93
Second Quarter	36.95	30.35
First Quarter	36.48	31.18
Holders
On February 1, 2008, there were approximately 2,300 shareholders of record of the company’s common stock.
Dividend History
The company did not pay cash dividends on its common stock during 2007 or 2006. While the Board of Directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company’s earnings, financial condition, and other relevant factors, including debt covenants.
Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2007, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares or units, covered employee annual incentive awards and other stock-based awards may be granted from time to time.

	Number of	Weighted
	Securities to be	Average
	Issued Upon	Exercise	Number of
	Exercise	Price of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available
	Warrants and	Warrants	for Future
Plan Category	Rights	and Rights	Issuance

Equity compensation plans approved by security holders	5,235,784	$31.58	3,549,067
Equity compensation plans not approved by security holders	-	-	-

Total	5,235,784	$31.58	3,549,067

Performance Graph
The following graph compares the performance of the company’s common stock for the periods indicated with the performance of the Standard & Poor’s 500 Stock Index (“S&P 500 Stock Index”) and the average performance of a group consisting of the company’s peer companies on a line-of-business basis. The companies included in the Peer Group are Avnet, Inc., Bell Microproducts, Inc., Jaco Electronics, Inc., and Nu Horizons Electronics Corp. The graph assumes $100 invested on December 31, 2002 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2002	2003	2004	2005	2006	2007

Arrow Electronics	100	181	190	250	247	307
Peer Group	100	196	167	211	222	291
S&P 500 Stock Index	100	126	138	142	161	167
Unregistered Sales of Equity Securities and Use of Proceeds
In February 2006, the Board of Directors authorized the company to repurchase up to $100 million of the company’s outstanding common stock through a share-repurchase program (the “program”). In March 2007, the company announced a rule 10b5-1 plan to facilitate repurchases under the program with the intention of minimizing earnings per share dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases were funded with cash received from the exercise of stock options in the previous quarter. In August 2007, the company replaced the then existing rule 10b5-1 plan with a new 10b5-1 plan intended to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.

The following table shows the share-repurchase activity for each of the three months in the quarter ended December 31, 2007:

			Total Number
			of Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program (1)

October 1 through 31, 2007	197,928	$43.21	197,928	$15,764,043
November 1 through 30, 2007	-	-	-	$15,764,043
December 1 through 31, 2007	-	-	-	$115,764,043

Total	197,928		197,928

(1)
The approximate dollar value of shares reflects the $100 million authorized for repurchase under the program in February 2006 less the approximate dollar value of the shares that were purchased under the program to date. In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock.

Item 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (dollars in thousands except per share data):

For the years ended
December 31:	2007(a) (f)	2006(b) (f)	2005(c)	2004(d)	2003(e)

Sales	$15,984,992	$13,577,112	$11,164,196	$10,646,113	$8,528,331

Operating income	$686,905	$606,225	$480,258	$439,338	$184,045

Net income	$407,792	$388,331	$253,609	$207,504	$25,700

Net income per share:
Basic	$3.31	$3.19	$2.15	$1.83	$.26

Diluted	$3.28	$3.16	$2.09	$1.75	$.25

At December 31:
Accounts receivable and inventories	$4,961,035	$4,401,857	$3,811,914	$3,470,600	$3,098,213
Total assets	8,059,860	6,669,572	6,044,917	5,509,101	5,343,690
Long-term debt	1,223,337	976,774	1,138,981	1,465,880	2,016,627
Shareholders’ equity	3,551,860	2,996,559	2,372,886	2,194,186	1,505,331
(a)
Operating income and net income include restructuring and integration charges of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis) and an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany in 2007.

(b)
Operating income and net income include restructuring and integration charges of $11.8 million ($9.0 million net of related taxes or $.07 per share on both a basic and diluted basis), a charge related to a pre-acquisition warranty claim of $2.8 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis), and a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis). Net income also includes a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and the reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis) and the reduction of interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of certain income tax matters.

(c)
Operating income and net income include restructuring and integration charges of $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) and an acquisition indemnification credit of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis). Net income also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of an investment.

(d)
Operating income and net income include restructuring and integration charges of $9.1 million ($5.6 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively), an acquisition indemnification credit, due to a change in estimate, of $9.7 million ($.09 and $.08 per share on a basic and diluted basis, respectively), and an impairment charge of $10.0 million ($.09 and $.08 per share on a basic and diluted basis, respectively). Net income also includes a loss on prepayment of debt of $33.9 million ($20.3 million net of related taxes or $.18 and $.16 per share on a basic and diluted basis, respectively) and a loss of $1.3 million ($.01 per share on both a basic and diluted basis) on the write-down of an investment.

(e)
Operating income and net income include restructuring and integration charges of $44.9 million ($32.0 million net of related taxes or $.32 per share on both a basic and diluted basis) and an acquisition indemnification charge, due to a change in estimate, of $13.0 million ($.13 per share on both a basic and diluted basis). Net income also includes a loss on prepayment of debt of $6.6 million ($3.9 million net of related taxes or $.04 per share on both a basic and diluted basis).

(f)
Operating income and net income include stock option expense of $11.2 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis) and $13.0 million ($8.5 million net of related taxes or $.07 per share on both a basic and diluted basis) for 2007 and 2006, respectively, resulting from the company’s adoption of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment,” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107 (collectively, “Statement No. 123(R)”).

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2007, approximately 70% of the company’s sales consisted of electronic components, and approximately 30% of the company’s sales consisted of enterprise computing solutions.
The company serves as a supply channel partner for approximately 700 suppliers and approximately 140,000 OEMs, CMs, and commercial customers through a global network of more than 300 locations in 50 countries and territories. Through this network, the company provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, and enhance their overall competitiveness.
Operating efficiency and working capital management remain the key focus of the company’s business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital. To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company looks to make strategic acquisitions to broaden its product offerings, increase its market share, and/or expand its geographic reach. Investments needed to fund this growth are developed through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.
On March 31, 2007, the company acquired KeyLink from Agilysys for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. KeyLink, a leading enterprise computing solutions distributor, provides complex solutions from industry leading manufacturers to more than 800 reseller partners. KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink’s highly experienced sales and marketing professionals strengthen the company’s existing relationships with VARs and position the company to attract new relationships. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion.
On December 29, 2006, the company acquired InTechnology, which delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $320 million. The InTechnology acquisition increased the company’s offering of software and security products and further expanded the company’s ECS business into the United Kingdom.
On November 30, 2006, the company acquired Alternative Technology, which supports VARs in delivering software solutions that optimize, accelerate, monitor, and secure an end-user’s network. Total Alternative Technology sales for 2006 were approximately $250 million, of which $48.7 million were included in the company’s 2006 consolidated results of operations from the acquisition date.
Consolidated sales for 2007 grew by 17.7%, compared with the year-earlier period, primarily as a result of the impact of acquisitions, the company’s increased focus on sales-related initiatives, and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. This increase was offset, in part, by continued weakness at large electronic manufacturing services (“EMS”) customers in the global components business segment and the company’s initiative to exit lower-margin business in the Asia Pacific region. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink as though these acquisitions occurred on January 1, 2006, consolidated sales increased by 5.9%. In the global ECS business segment, sales for 2007 grew by 91.2%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink as though these acquisitions occurred on January 1, 2006, the global ECS business segment sales grew by 17.8%, compared with the year-earlier period, primarily due to growth in storage, software, and industry standard servers and due to the company’s increased focus on sales-related initiatives. In the global components business segment, sales for 2007 increased by 1.2%, compared with the year-earlier period, primarily due to the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by the aforementioned continued weakness at large EMS customers and the company’s initiative to exit lower-margin business in the Asia Pacific region.
Net income increased to $407.8 million in 2007, compared with net income of $388.3 million in 2006. The increase in net income in 2007, compared with the year-earlier period, was due to increased gross profit on higher sales, offset, in part, by increased selling, general and administrative expense to support the increase in sales, higher depreciation and amortization expense primarily related to acquisitions, and a higher effective tax rate. The following items also impact the comparability of the company’s results for the years ended December 31, 2007 and 2006:
•	restructuring and integration charges of $11.7 million ($7.0 million net of related taxes) in 2007 and $11.8 million ($9.0 million net of related taxes) in 2006;
•	an income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany in 2007;
•	a charge related to a pre-acquisition warranty claim of $2.8 million ($1.9 million net of related taxes) in 2006;
•	a charge related to pre-acquisition environmental matters arising from the company’s purchase of Wyle of $1.4 million ($.9 million net of related taxes) in 2006;
•	a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes) in 2006; and
•
a reduction of the provision for income taxes of $46.2 million, of which $40.4 million related to tax years prior to 2006, and the reduction of interest expense of $6.9 million ($4.2 million net of related taxes), of which $4.0 million ($2.4 million net of related taxes) related to tax years prior to 2006, related to the settlement of certain income tax matters in 2006.

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for 2007 increased by $2.41 billion, or 17.7%, compared with the year-earlier period. The increase was driven by an increase in the global ECS business segment of $2.27 billion, or 91.2%, and an increase in the global components business segment of $137.4 million, or 1.2%, compared with the year-earlier period.
In the global ECS business segment, sales for 2007 increased by 91.2%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink as though these acquisitions occurred on January 1, 2006, the global ECS business segment sales for 2007 grew by 17.8%, compared with the year-earlier period, primarily due to the growth in storage, software, and industry standard servers and due to the company’s increased focus on sales-related initiatives.
In the global components business segment, sales for 2007 increased by 1.2% compared with the year-earlier period, primarily due to the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by continued weakness at large EMS customers and the company’s initiative to exit lower-margin business in the Asia Pacific region.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $394.7 million for 2007, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales increased by 14.8% in 2007.
Consolidated sales for 2006 increased by $2.41 billion, or 21.6%, compared with the year-earlier period. The increase was driven by an increase in the global components business segment of $1.96 billion, or 21.4%, and an increase in the global ECS business segment of $457.5 million, or 22.5%, compared with the year-earlier period.
The growth in the global components business segment for 2006 was primarily driven by the sales increase in the North American Components (“NAC”) businesses of 12.0%, the sales increase in the EMEASA components businesses of 15.7%, and the sales increase in the Asia/Pacific components businesses of 20.0%, on a pro forma basis, as though the Ultra Source Technology Corp. (“Ultra Source”) acquisition occurred on January 1, 2005. The sales increase in the NAC businesses of 12.0%, compared with the year-

earlier period, was primarily driven by the strength of demand for semiconductors and passive electromechanical and connector products from the company’s broad customer base, as well as the company’s focus on sales-related initiatives for passive, electromechanical and connector products. The sales increase in the EMEASA components businesses of 15.7%, compared with the year-earlier period, was primarily due to the increased end-market demand in this region as well as the company’s increased focus on sales-related initiatives. The increase in the Asia/Pacific components businesses of 20.0%, on a pro forma basis as though the Ultra Source acquisition occurred on January 1, 2005, compared with the year-earlier period, was due to the region’s strong market growth coupled with the company’s initiative to expand its product offerings and customer base.
The growth in the global ECS business segment of 22.5% for 2006, compared with the year-earlier period, was primarily due to the acquisition of DNS in December 2005 and the growth in storage and industry standard servers offset, in part, by lower sales in North America due to a decline in low-margin software and the loss of a large reseller customer at the end of 2005 due to mergers and acquisitions activity, and lower market demand for proprietary servers.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $44.6 million for 2006, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales increased by 21.2% in 2006.
Gross Profit
The company recorded gross profit of $2.29 billion and $2.03 billion for 2007 and 2006, respectively. The gross profit margin for 2007 decreased by approximately 70 basis points when compared with the year-earlier period. The decrease in gross profit margin was principally due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower gross profit margins (as well as lower operating expense structures). On a pro forma basis, which includes the impact of these acquisitions, the gross profit margin for 2007 decreased by approximately 20 basis points when compared with the year-earlier period, primarily due to a change in the mix in the company’s business, with the global ECS business segment and Asia/Pacific being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia/Pacific market tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs of those businesses and lower working capital requirements.
The company recorded gross profit of $2.03 billion and $1.74 billion for 2006 and 2005, respectively. The gross profit margin for 2006 decreased by approximately 60 basis points when compared with the year-earlier period. The decrease in gross profit margin was primarily due to the acquisitions of DNS and Ultra Source, which have lower gross profit margins (as well as lower operating expense structures). Excluding the impact of these acquisitions, the gross profit margin increased by approximately 10 basis points when compared with the year-earlier period.
Restructuring, Integration, and Other Charges
The company recorded restructuring and integration charges of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis), $11.8 million ($9.0 million net of related taxes or $.07 per share on both a basic and diluted basis), and $12.7 million ($7.3 million net of related taxes or $.06 and $.05 per share on a basic and diluted basis, respectively) in 2007, 2006, and 2005, respectively.
2007 Restructuring
Included in the total restructuring and integration charges above for 2007 is $9.7 million related to initiatives by the company to improve operating efficiencies. During 2007, the company took a series of steps to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $40 million per annum in North America, with approximately $16 million realized in the second half of 2007. Also included in the total restructuring and integration charges above for 2007 is a net restructuring credit of $.4 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods, a gain on the sale of the Lenexa, Kansas facility of $.5 million that was vacated in 2007 due to the company’s continued efforts to reduce real estate costs, and integration charges of $2.9 million primarily related to the acquisition of KeyLink.

The restructuring charge of $9.7 million in 2007 includes personnel costs of $11.3 million related to the elimination of approximately 400 positions, primarily within multiple functions in North America within the company’s electronic components segment, related to the company’s continued focus on operational efficiency. Facilities includes a restructuring credit of $1.9 million, primarily related to a gain on the sale of the Harlow, England facility of $8.5 million that was vacated in 2007, offset by facilities costs of $6.6 million primarily related to exit activities for a vacated facility in Europe due to the company’s continued efforts to reduce real estate costs.
2006 Restructuring
Included in the total restructuring and integration charges above for 2006 is $12.3 million related to initiatives by the company to improve operating efficiencies, resulting in savings of approximately $9 million per annum. Also included in the total restructuring and integration charges above for 2006 is a net restructuring credit of $.5 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.
The restructuring charge of $12.3 million in 2006 includes personnel costs of $6.5 million related to the elimination of approximately 300 positions, primarily within multiple functions in North America within the company’s global components business segment, related to the outsourcing of certain administrative functions and the closure of a warehouse facility. Facilities costs of $1.2 million related to exit activities for three vacated facilities in Europe due to the company’s continued efforts to reduce real estate costs. Also included in the restructuring charge is a charge related to the write-down of certain capitalized software in Europe of $4.5 million. This write-down resulted from the company’s decision in the fourth quarter of 2006 to implement a global Enterprise Resource Planning (“ERP”) system, which caused these software costs to become redundant and have no future benefit.
2005 Restructuring
Included in the total restructuring and integration charges above for 2005 is $12.9 million related to actions announced by the company to better optimize the use of its mainframe, reduce real estate costs, and be more efficient in its distribution centers. Also included in the total restructuring and integration charges above for 2005 is a net restructuring credit of $.2 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.
The restructuring charge of $12.9 million in 2005 includes personnel costs of $13.3 million related to the elimination of approximately 425 positions across multiple locations, primarily within the company’s global components business segment and shared service function, related to the company’s continued focus on operational efficiency. Facilities includes a restructuring credit of $1.3 million, primarily related to a gain on the sale of a facility in North America of $1.5 million that was vacated in 2005 due to the company’s continued efforts to reduce real estate costs.
Integration
Included in the restructuring and integration charges referenced above in 2007 is an integration charge of $2.9 million, primarily related to the acquisition of KeyLink, impacting the global ECS business segment in North America. Integration costs in 2007 also include $.8 million recorded as additional costs in excess of net assets of companies acquired associated with the acquisition of KeyLink. The integration charge is net of a $.7 million reversal of excess facilities-related accruals in connection with certain acquisitions made prior to 2005. Personnel costs associated with the elimination of approximately 50 positions in North America related to the acquisition of KeyLink.
Pre-Acquisition Warranty Claim
During 2006, the company recorded a charge of $2.8 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis) related to a pre-acquisition warranty claim.
Pre-Acquisition Environmental Matters
As discussed in Note 15 of the Notes to Consolidated Financial Statements, in 2000, when the company purchased Wyle from VEBA, the company assumed Wyle’s then outstanding obligations. Among the obligations the company assumed was Wyle’s 1994 indemnification of the purchasers of one of its divisions,

Wyle Laboratories, for costs associated with then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle, VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with its prior sale of Wyle Laboratories. VEBA has since merged with E.ON AG, a German-based, multinational conglomerate. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Acquisition Indemnification
In 2005, Tekelec, a French subsidiary of the company, entered into a settlement agreement with Airtronic pursuant to which Airtronic paid €1.5 million (approximately $2.0 million) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1.7 million ($1.3 million net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.
Operating Income
The company recorded operating income of $686.9 million in 2007 as compared with operating income of $606.2 million in 2006.
Selling, general and administrative expenses increased by $157.8 million, or 11.6%, in 2007, on a sales increase of 17.7% compared with 2006. The dollar increase in selling, general and administrative expenses in 2007, as compared with the year-earlier period, was primarily due to selling, general and administrative expenses incurred by Alternative Technology, InTechnology, and KeyLink, higher selling expenses to support increased sales, and the impact of foreign exchange rates. Selling, general and administrative expenses, as a percentage of sales, was 9.5% and 10.0% for 2007 and 2006, respectively. The decrease in selling, general and administrative expenses, as a percentage of sales, compared with the year-earlier period, was primarily the result of the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower selling, general and administrative expenses as a percentage of sales, and the company’s ability to more effectively leverage its existing cost structure to support a higher level of sales.
Depreciation and amortization increased by $19.8 million, or 42.2%, in 2007, compared with the year-earlier period, primarily due to acquisitions.
The company recorded operating income of $606.2 million in 2006 as compared with operating income of $480.3 million in 2005.
Selling, general and administrative expenses increased by $161.3 million, or 13.4%, in 2006, on a sales increase of 21.6% compared with 2005. The dollar increase in selling, general and administrative expenses in 2006, as compared with the year-earlier period, was due to selling, general and administrative expenses incurred by DNS and Ultra Source of $66.0 million and $13.0 million for the expensing of stock options as a result of the company adopting Statement No. 123(R), with the difference attributable to higher variable selling expenses due to increased sales. Selling, general and administrative expenses, as a percentage of sales, was 10.0% and 10.8% for 2006 and 2005, respectively. The decrease in selling, general and administrative expenses as a percentage of sales, compared with the year-earlier period, was primarily the result of the acquisitions of DNS and Ultra Source, which have lower operating expense structures, and the company’s ability to more effectively leverage its existing cost structure to support a higher level of sales.
Loss on Prepayment of Debt
The company recorded a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) in 2006 and 2005, respectively. These items are discussed below.
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
During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). These charges totaled $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1.7 million in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2.4 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Write-Down of Investments
During 2005, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation had occurred and, accordingly, recognized a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of this investment.
Interest Expense
Net interest expense increased by 12.2% in 2007 to $101.6 million, compared with $90.6 million in 2006, primarily due to the settlement of certain tax matters in 2006 (discussed in “Income Taxes” below), which resulted in a reduction of related interest expense of $6.9 million. In addition, the company had higher average debt outstanding, primarily due to acquisitions, and higher variable interest rates in 2007, compared with the year-earlier period. Interest income decreased $2.1 million in 2007, compared with the year-earlier period, primary due to the use of interest-bearing cash to fund acquisitions.
Net interest expense decreased by 1.4% in 2006 to $90.6 million, compared with $91.8 million in 2005, primarily as a result of the settlement of certain income tax matters in 2006 (discussed in “Income Taxes” below), which resulted in a reduction of related interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis), of which $4.0 million ($2.4 million net of related taxes or $.02 per share on both a basic and diluted basis) related to tax years prior to 2006, and lower debt balances, offset by higher variable-rate debt and reduced interest income. Interest income decreased $6.0 million in 2006, compared with the year-earlier period, primarily due to the use of interest-bearing cash to redeem the convertible debentures and to fund acquisitions.
Income Taxes
The company recorded a provision for income taxes of $180.7 million (an effective tax rate of 30.5%) for 2007. During 2007, the company recorded an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes. The company’s provision for income taxes and effective tax rate for 2007 were impacted by the aforementioned income tax benefit and the previously discussed restructuring and integration charges. Excluding the impact of the aforementioned income tax benefit and restructuring and integration charges, the company’s effective tax rate was 31.7% for 2007.
The company recorded a provision for income taxes of $128.5 million (an effective tax rate of 24.8%) for 2006. During 2006, the company settled certain income tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis), of which $40.4 million ($.33 per share on both a basic and diluted basis) related to tax years prior to 2006. The company’s provision for income taxes and effective tax rate were impacted by the previously discussed resolution of certain income tax matters, restructuring and integration charges, pre-acquisition warranty claim, and pre-acquisition environmental matters. Excluding the impact related to tax years prior to 2006 of the previously discussed resolution of certain income tax matters, restructuring and integration charges, pre-acquisition warranty claim, and pre-acquisition environmental matters, the company’s effective tax rate was 32.4% for 2006.
The company recorded a provision for income taxes of $131.2 million (an effective tax rate of 34.0%) for 2005. The company’s provision for income taxes and effective tax rate for 2005 were impacted by the previously discussed restructuring and integration charges, acquisition indemnification credit, and write-down of an investment. There was no tax benefit provided on the aforementioned write-down of an investment in 2005 as this capital loss was not deductible for tax purposes. Excluding the impact of the previously discussed restructuring and integration charges, acquisition indemnification credit, and write-down of an investment, the company’s effective tax rate was 34.2% for 2005.
The company’s income tax provision and effective tax rate are primarily impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Net Income
The company recorded net income of $407.8 million for 2007, compared with $388.3 million in the year-earlier period. The increase in net income in 2007, compared with the year-earlier period, was due to increased gross profit on higher sales, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, higher depreciation and amortization expense primarily related to acquisitions, and a higher effective tax rate. In addition, included in the results for 2007 are the previously discussed restructuring and integration charges of $7.0 million and income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. Included in the results for 2006 are the previously discussed restructuring and integration charges of $9.0 million, a charge related to a pre-acquisition warranty claim of $1.9 million, a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $.9 million, a loss on prepayment of debt of $1.6 million, and the reduction of the provision for income taxes of $46.2 million and the reduction of interest expense, net of related taxes, of $4.2 million related to the settlement of certain income tax matters totaling $50.4 million.
The company recorded net income of $388.3 million for 2006, compared with $253.6 million in the year-earlier period. The increase in net income in 2006, compared with the year-earlier period, was due to increased sales, the impact of efficiency initiatives reducing operating expenses, and, to a lesser extent, the acquisitions of DNS, Ultra Source, and Alternative Technology. Included in the results for 2005 are the previously discussed restructuring and integration charges of $7.3 million, acquisition indemnification credit of $1.3 million, loss on prepayment of debt of $2.6 million, and loss on the write-down of an investment of $3.0 million.
Net income for 2007 and 2006 included stock option expense of $7.0 million and $8.5 million, respectively, resulting from the company’s adoption of Statement No. 123(R).
Liquidity and Capital Resources
At December 31, 2007 and 2006, the company had cash and cash equivalents of $447.7 million and $337.7 million, respectively.
During 2007, the net amount of cash provided by the company’s operating activities was $850.7 million, the net amount of cash used for investing activities was $665.5 million, and the net amount of cash used for financing activities was $82.2 million. The effect of exchange rate changes on cash was an increase of $7.0 million.
During 2006, the net amount of cash provided by the company’s operating activities was $120.8 million, the net amount of cash used for investing activities was $238.7 million, and the net amount of cash used for financing activities was $132.7 million. The effect of exchange rate changes on cash was an increase of $7.6 million.
During 2005, the net amount of cash provided by the company’s operating activities was $402.5 million, the net amount of cash used for investing activities was $32.8 million, and the net amount of cash used for financing activities was $88.4 million. The effect of exchange rate changes on cash was a decrease of $5.9 million.
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61.6% and 66.0% at December 31, 2007 and 2006, respectively.
The net amount of cash provided by the company’s operating activities during 2007 was $850.7 million. Earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses were the primary sources of cash. This was offset, in part, by an increase in accounts receivable supporting increased sales.
The net amount of cash provided by the company’s operating activities during 2006 was $120.8 million, primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by increased inventory purchases, and increased accounts receivable supporting increased sales in the global components businesses.
The net amount of cash provided by the company’s operating activities during 2005 was $402.5 million. Earnings from operations, adjusted for non-cash items, and an increase in accounts payable were the primary sources of cash. This was offset, in part, by an increase in accounts receivable supporting increased sales.
Working capital, as a percentage of sales, was 15.2%, 19.2%, and 19.6% in 2007, 2006, and 2005, respectively.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during 2007 was $665.5 million, primarily reflecting $539.6 million of cash consideration paid for acquired businesses and $138.8 million for capital expenditures, which includes $73.1 million of capital expenditures related to the company’s global ERP initiative. This was offset, in part, by $13.0 million of cash proceeds, primarily related to the sale of the company’s Lenexa, Kansas and Harlow, England facilities.
During 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor in North America, Adilam Pty. Ltd., a leading electronic components distributor in Australia and New Zealand, Centia/AKS, specialty distributors of access infrastructure, security, and virtualization software solutions in Europe, and Universe Electron Corporation, a distributor of semiconductor and multimedia products in Japan, for aggregate cash consideration of $506.9 million. In addition, the company made a payment of $32.7 million to increase its ownership interest in Ultra Source from 70.7% to 92.8%.
The net amount of cash used for investing activities during 2006 was $238.7 million, primarily reflecting $176.2 million for consideration paid for acquired businesses and $66.1 million for capital expenditures.
During 2006, the company acquired InTechnology, a distributor of storage and security solutions to VARs based in the United Kingdom, Alternative Technology, a leading specialty distributor of access infrastructure and security solutions in North America, and SKYDATA Corporation, a value-added distributor of data storage solutions in Canada, for aggregate cash consideration of $165.3 million. In addition, the company made payments of $10.9 million to increase its ownership interest in majority-owned subsidiaries and for other purchase consideration.
The net amount of cash used for investing activities during 2005 was $32.8 million, primarily reflecting $179.0 million for consideration paid for acquired businesses, $33.2 million for various capital expenditures offset, in part, by $158.6 million for net proceeds from the sale of short-term investments and $18.4 million from the sale of facilities.
During 2005, the company acquired DNS, a distributor of mid-range computer products in Europe, the component distribution business of Connektron Pty. Ltd., a passive, electromechanical, and connectors distributor in Australia and New Zealand, and 70.7% of the common shares of Ultra Source, one of the leading electronic components distributors in Taiwan, for aggregate cash consideration of $156.4 million. In addition, the company made a final payment of $20.1 million related to its 2004 acquisition of Disway AG and made payments of $2.5 million to increase its ownership interest in majority-owned subsidiaries.

During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next four years. For 2008, the estimated cash flow impact of this initiative is expected to be in the $90 to $100 million range with the annual impact decreasing by approximately $25 million in 2009. The company expects to finance these costs with cash flows from operations.
Cash Flows from Financing Activities
The net amount of cash used for financing activities during 2007 was $82.2 million. Net repayments of short-term borrowings of $90.3 million, repayments of long-term borrowings of $169.1 million related to the company’s 7% senior notes that were repaid in January 2007 in accordance with their terms, and repurchases of common stock of $84.2 million under the company’s share repurchase program were the primary uses of cash. This was offset, in part, by net proceeds from long-term borrowings of $198.5 million, which include proceeds from a $200.0 million term loan due in 2012, proceeds from the exercise of stock options of $55.2 million, and $7.7 million related to excess tax benefits from stock-based compensation arrangements.
The net amount of cash used for financing activities during 2006 was $132.7 million, primarily reflecting $160.6 million used to repurchase convertible debentures and senior notes, $15.7 million in other long-term debt repayments, and $22.3 million of net repayments of short-term borrowings, offset, in part, by $59.2 million of proceeds from the exercise of stock options and $6.7 million relating to excess tax benefits from stock-based compensation arrangements.
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
The net amount of cash used for financing activities during 2005 was $88.4 million, primarily reflecting $180.2 million used to repurchase convertible debentures and senior notes, and other repayments of long-term borrowings of $2.4 million, offset, in part, by $82.2 million of proceeds from the exercise of stock options and an increase in short-term borrowings of $12.0 million.
During 2005, the company repurchased, through a series of transactions, $151.8 million accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3.2 million ($1.9 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26.8 million principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1.1 million ($.7 million net of related taxes). These charges totaled $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1.7 million in cash. As a result of these transactions, net interest expense was reduced by approximately $2.4 million from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
In January 2007, the company amended and restated its bank credit agreement and, among other things, increased the revolving credit facility size from $600.0 million to $800.0 million and also entered into a $200.0 million term loan. Interest on borrowings under the revolving credit facility is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at December 31, 2007). The credit facility matures in January 2012. The facility fee related to the credit facility is .125%. The $200.0 million term loan is repayable in full in January 2012. Interest on the term loan is based on a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at December 31, 2007).
The company has an asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries. In March 2007, the company renewed its asset securitization program and, among other things, increased its size from $550.0 million to $600.0 million and extended its term to a three-year commitment maturing in March 2010. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at December 31, 2007). The facility fee is .125%.
The company had no outstanding borrowings under its revolving credit facility or its asset securitization program at December 31, 2007 and 2006. The revolving credit facility and asset securitization program include terms and conditions, which limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2007. The company is currently not aware of any events which would cause non-compliance in the future.
Contractual Obligations
Payments due under contractual obligations at December 31, 2007 are as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Debt	$11,777	$250,711	$200,138	$769,594	$1,232,220
Interest on long-term debt	87,454	167,804	118,506	312,446	686,210
Capital leases	1,116	2,090	804	–	4,010
Operating leases	61,479	82,565	45,590	33,218	222,852
Purchase obligations (a)	2,012,035	19,360	1,588	529	2,033,512
Other (b)	14,388	12,491	4,578	2,886	34,343

	$2,188,249	$535,021	$371,204	$1,118,673	$4,213,147

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2007. Most of the company’s inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company is unable to estimate the projected contributions beyond 2013. Also included are amounts relating to personnel, facilities, customer termination, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of certain of its joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2007, the company’s pro-rata share of this debt was approximately $7.6 million.
Also, as discussed in Note 8 of the Notes to Consolidated Financial Statements, effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2007, the company had a liability for unrecognized tax benefits and an accrual for the payment of related interest totaling $88.1 million, of which approximately $3.4 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100 million of the company’s outstanding common stock through a share-repurchase program (the “program”). As of December 31, 2007, the company repurchased 2,075,491 shares under this program with a market value of $84.2 million. In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.
Off-Balance Sheet Arrangements
The company has no off-balance sheet financing or unconsolidated special-purpose entities.

Critical Accounting Policies and Estimates
The company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities. The company evaluates its estimates on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:
•
The company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

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
In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
•
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

•
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

•
The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company’s consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

▪	broad economic factors impacting the investee’s industry;
▪	publicly available forecasts for sales and earnings growth for the industry and investee; and
▪	the cyclical nature of the investee’s industry.

The company could potentially have an impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.
•
The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is more likely than not that some portion or all of its deferred tax assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

•
It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company’s effective tax rate in a given financial statement period may be affected.

•
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges are recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The ineffective portion of the interest rate swap, if any, is recorded in “Interest expense, net” in the company’s consolidated statements of operations.

•
The effective portion of the change in the fair value of derivatives designated as net investment hedges are recorded in “Foreign currency translation adjustment” included in the company’s consolidated balance sheets and any ineffective portion is recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

•
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

•
The company recorded charges in connection with restructuring its businesses, and the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the valuation of certain assets. Actual amounts could be different from those estimated.

•
Effective January 1, 2006, the company adopted the provisions of Statement No. 123(R), which requires share-based payment (“SBP”) awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period.

Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” which used a fair value based method of accounting for SBP awards.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, did not restate prior period amounts. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 1 of the

Notes to Consolidated Financial Statements (“Note 1”). The assumptions used in calculating the fair value of SBP awards represent management’s best estimates. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts. See Note 1 for a further discussion on stock-based compensation.
•
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

•
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

•
Shipping and handling costs may be reported as either a component of cost of products sold or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2007 would decrease from 14.3% to 13.9% with no impact on reported earnings.

Impact of Recently Issued Accounting Standards
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the company’s consolidated financial position and results of operations. Subsequently, the FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.
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
Foreign Currency Exchange Rate Risk
The company, as a large, global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with a foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2007 and 2006 was $262.9 million and $298.0 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2007 and 2006.
The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $394.7 million and increased operating income of $23.4 million for 2007, compared with the year-earlier period, based on 2006 sales at the average rate for 2007. Sales and operating income would have decreased by approximately $493.8 million and $27.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2007. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $14.4 million and $3.2 million at December 31, 2007 and 2006, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $46.2 million and $21.7 million at December 31, 2007 and 2006, respectively.
Interest Rate Risk
The company’s interest expense, in part, is sensitive to the general level of interest rates in North America, Europe, and the Asia Pacific region. The company historically has managed its exposure to interest rate risk through the proportion of fixed-rate and floating-rate debt in its total debt portfolio. Additionally, the company utilizes interest rate swaps in order to manage its targeted mix of fixed- and floating-rate debt.
At December 31, 2007, approximately 56% of the company’s debt was subject to fixed rates, and 44% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in 2007. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007, the company entered into an interest rate swap (the “2007 swap”) with a notional amount of $50.0 million. The 2007 swap modifies the company’s interest rate exposure by effectively converting the variable rate (5.403% at December 31, 2007) on a portion of its $200.0 million term loan to a fixed rate of 4.595% per annum through December 2009. The 2007 swap is classified as a cash flow hedge and had a negative fair value of $.2 million at December 31, 2007.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.50% and 9.73% at December 31, 2007 and 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.24% and 7.50% at December 31, 2007 and 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $7.5 million and a negative fair value of $3.2 million at December 31, 2007 and 2006, respectively.

Item 8. Financial Statements and Supplementary Data.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the “company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
As discussed in Note 1 to the consolidated financial statements, the company adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” and as discussed in Note 8 to the consolidated financial statements, the company adopted FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109,” effective January 1, 2007. As discussed in Note 13 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R),” effective December 31, 2006. As discussed in Note 1 to the consolidated financial statements, the company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment,” as revised, effective January 1, 2006.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 8, 2008

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2007	2006	2005

Sales	$15,984,992	$13,577,112	$11,164,196

Costs and expenses:
Cost of products sold	13,699,715	11,545,719	9,424,586
Selling, general and administrative expenses	1,519,908	1,362,149	1,200,826
Depreciation and amortization	66,719	46,904	47,482
Restructuring and integration charges	11,745	11,829	12,716
Pre-acquisition warranty claim	-	2,837	-
Pre-acquisition environmental matters	-	1,449	-
Acquisition indemnification credit	-	-	(1,672)

	15,298,087	12,970,887	10,683,938

Operating income	686,905	606,225	480,258

Equity in earnings of affiliated companies	6,906	5,221	4,492

Loss on prepayment of debt	-	2,605	4,342

Write-down of investments	-	-	3,019

Interest expense, net	101,628	90,564	91,828

Income before income taxes and minority interest	592,183	518,277	385,561

Provision for income taxes	180,697	128,457	131,248

Income before minority interest	411,486	389,820	254,313

Minority interest	3,694	1,489	704

Net income	$407,792	$388,331	$253,609

Net income per share:
Basic	$3.31	$3.19	$2.15

Diluted	$3.28	$3.16	$2.09

Average number of shares outstanding:
Basic	123,176	121,667	117,819
Diluted	124,429	123,181	124,080
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2007	2006
ASSETS

Current assets:
Cash and cash equivalents	$447,731	$337,730
Accounts receivable, net	3,281,169	2,710,321
Inventories	1,679,866	1,691,536
Prepaid expenses and other assets	180,629	156,034

Total current assets	5,589,395	4,895,621

Property, plant and equipment, at cost:
Land	41,553	41,810
Buildings and improvements	175,979	167,157
Machinery and equipment	580,278	481,689

	797,810	690,656
Less: Accumulated depreciation and amortization	(442,649)	(428,283)

Property, plant and equipment, net	355,161	262,373

Investments in affiliated companies	47,794	41,960
Cost in excess of net assets of companies acquired	1,779,235	1,231,281
Other assets	288,275	238,337

Total assets	$8,059,860	$6,669,572

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,535,583	$1,795,089
Accrued expenses	438,898	402,536
Short-term borrowings, including current portion of long-term debt	12,893	262,783

Total current liabilities	2,987,374	2,460,408

Long-term debt	1,223,337	976,774
Other liabilities	297,289	235,831

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2007 and 2006
Issued - 125,039 and 122,626 shares in 2007 and 2006, respectively	125,039	122,626
Capital in excess of par value	1,025,611	943,958
Retained earnings	2,184,744	1,787,746
Foreign currency translation adjustment	312,755	155,166
Other	(8,720)	(7,407)

	3,639,429	3,002,089

Less: Treasury stock (2,212 and 207 shares in 2007 and 2006, respectively), at cost	(87,569)	(5,530)

Total shareholders’ equity	3,551,860	2,996,559

Total liabilities and shareholders’ equity	$8,059,860	$6,669,572

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income	$407,792	$388,331	$253,609
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	66,719	46,904	47,482
Amortization of stock-based compensation	21,389	21,268	6,953
Amortization of deferred financing costs and discount on notes	2,144	2,808	3,589
Equity in earnings of affiliated companies	(6,906)	(5,221)	(4,492)
Minority interest	3,694	1,489	704
Excess tax benefits from stock-based compensation arrangements	(7,687)	(6,661)	-
Deferred income taxes	8,661	(9,433)	21,920
Restructuring and integration charges	7,036	8,977	7,310
Accretion of discount on zero coupon convertible debentures	-	876	8,698
Pre-acquisition warranty claim and environmental matters	-	2,728	-
Acquisition indemnification credit	-	-	(1,267)
Loss on prepayment of debt	-	1,558	2,596
Write-down of investments	-	-	3,019
Impact of settlement of tax matters	-	(50,376)	-
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(279,636)	(202,135)	(188,235)
Inventories	116,657	(119,612)	11,707
Prepaid expenses and other assets	(19,315)	(25,131)	(17,300)
Accounts payable	475,155	52,561	258,485
Accrued expenses	32,458	98	24,470
Other	22,582	11,811	(36,700)

Net cash provided by operating activities	850,743	120,840	402,548

Cash flows from investing activities:
Acquisition of property, plant and equipment	(138,834)	(66,078)	(33,179)
Cash consideration paid for acquired businesses	(539,618)	(176,235)	(178,998)
Proceeds from sale of facilities	12,996	-	18,353
Purchase of short-term investments	-	-	(230,456)
Proceeds from sale of short-term investments	-	-	389,056
Other	(23)	3,652	2,429

Net cash used for investing activities	(665,479)	(238,661)	(32,795)

Cash flows from financing activities:
Change in short-term borrowings	(90,318)	(22,298)	11,994
Repayment of long-term borrowings	(2,312,251)	(15,687)	(2,400)
Proceeds from long-term borrowings	2,510,800	-	-
Repurchase/repayment of senior notes	(169,136)	(4,268)	(27,762)
Redemption/repurchase of zero coupon convertible debentures	-	(156,330)	(152,449)
Proceeds from exercise of stock options	55,228	59,194	82,176
Excess tax benefits from stock-based compensation arrangements	7,687	6,661	-
Repurchases of common stock	(84,236)	-	-

Net cash used for financing activities	(82,226)	(132,728)	(88,441)

Effect of exchange rate changes on cash	6,963	7,618	(5,945)

Net increase (decrease) in cash and cash equivalents	110,001	(242,931)	275,367
Cash and cash equivalents at beginning of year	337,730	580,661	305,294

Cash and cash equivalents at end of year	$447,731	$337,730	$580,661

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common	Capital		Foreign		Unamortized
	Stock	in Excess		Currency		Employee	Other
	at Par	of Par	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total

Balance at December 31, 2004	$117,675	$797,828	$1,145,806	$190,595	$(36,735)	$(3,738)	$(17,245)	$2,194,186

Net income	-	-	253,609	-	-	-	-	253,609
Translation adjustments	-	-	-	(177,287)	-	-	-	(177,287)
Unrealized gain on securities, net	-	-	-	-	-	-	7,872	7,872
Minimum pension liability adjustments, net	-	-	-	-	-	-	(2,957)	(2,957)

Comprehensive income								81,237

Amortization of stock-based compensation	-	4,706	-	-	-	2,247	-	6,953
Exercise of stock options	2,612	51,190	-	-	28,888	-	-	82,690
Tax benefits related to exercise of stock options	-	7,315	-	-	-	-	-	7,315
Restricted stock awards, net	-	333	-	-	600	(933)	-	-
Other	(1)	508	-	-	(31)	29	-	505

Balance at December 31, 2005	120,286	861,880	1,399,415	13,308	(7,278)	(2,395)	(12,330)	2,372,886

Net income	-	-	388,331	-	-	-	-	388,331
Translation adjustments	-	-	-	141,858	-	-	-	141,858
Unrealized gain on securities, net	-	-	-	-	-	-	1,683	1,683
Minimum pension liability adjustments, net	-	-	-	-	-	-	5,810	5,810

Comprehensive income								537,682

Reclassification of employee stock awards upon adoption of FASB Statement No. 123(R)	-	(2,395)	-	-	-	2,395	-	-
Amortization of stock-based compensation	-	21,268	-	-	-	-	-	21,268
Exercise of stock options	2,339	56,529	-	-	-	-	-	58,868
Tax benefits related to exercise of stock options	-	6,661	-	-	-	-	-	6,661
Restricted stock awards, net	-	(1,790)	-	-	1,790	-	-	-
Adjustment to initially apply FASB Statement No. 158	-	-	-	-	-	-	(2,570)	(2,570)
Other	1	1,805	-	-	(42)	-	-	1,764

Balance at December 31, 2006	$122,626	$943,958	$1,787,746	$155,166	$(5,530)	$-	$(7,407)	$2,996,559

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(In thousands)

	Common	Capital		Foreign		Unamortized
	Stock	in Excess		Currency		Employee	Other
	at Par	of Par	Retained	Translation	Treasury	Stock	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Awards	Income (Loss)	Total

Balance at December 31, 2006	$122,626	$943,958	$1,787,746	$155,166	$(5,530)	$-	$(7,407)	$2,996,559

Net income	-	-	407,792	-	-	-	-	407,792
Translation adjustments	-	-	-	157,589	-	-	-	157,589
Unrealized gain on securities, net	-	-	-	-	-	-	648	648
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	-	(94)	(94)
Other employee benefit plan items, net	-	-	-	-	-	-	(1,867)	(1,867)

Comprehensive income								564,068

Amortization of stock-based compensation	-	21,389	-	-	-	-	-	21,389
Exercise of stock options	2,216	52,867	-	-	-	-	-	55,083
Performance share awards	197	(197)	-	-	-	-	-	-
Tax benefits related to exercise of stock options	-	9,791	-	-	-	-	-	9,791
Restricted stock awards, net	-	(2,197)	-	-	2,197	-	-	-
Repurchase of common stock	-	-	-	-	(84,236)	-	-	(84,236)
Adjustment to initially apply EITF Issue No. 06-2	-	-	(10,794)	-	-	-	-	(10,794)

Balance at December 31, 2007	$125,039	$1,025,611	$2,184,744	$312,755	$(87,569)	$-	$(8,720)	$3,551,860

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
1. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the company and its majority-owned subsidiaries. All significant intercompany transactions are eliminated.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires the company to make significant estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Cash and Cash Equivalents
Cash equivalents consist of highly liquid investments, which are readily convertible into cash, with original maturities of three months or less.
Financial Instruments
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges are recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other.” The ineffective portion of the interest rate swap, if any, is recorded in “Interest expense, net” in the accompanying consolidated statements of operations.
Net Investment Hedge
The effective portion of the change in the fair value of derivatives designated as net investment hedges are recorded in “Foreign currency translation adjustment” included in the accompanying consolidated balance sheets and any ineffective portion is recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Identifiable Intangible Assets
The company ascribes value to certain identifiable intangible assets, which primarily consist of customer relationships and other intangible assets (consisting of non-competition agreements, customer databases, and sales backlog), as a result of acquisitions. Identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Amortization is computed on the straight-line method over their estimated useful lives. The weighted average useful life of customer relationships is approximately 12 years. The useful life of other intangible assets ranges from one to five years. Identifiable intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.
Software Development Costs
The company capitalizes certain internal and external costs incurred to acquire or create internal-use software in accordance with American Institute of Certified Public Accountants Statement of Position 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use.” Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years.
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
All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in “Other assets” in the accompanying consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. If classified as available-for-sale, the company accounts for the changes in the fair value with unrealized gains or losses reflected in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other.” The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company’s consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other.” The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:
•	broad economic factors impacting the investee’s industry;
•	publicly available forecasts for sales and earnings growth for the industry and investee; and
•	the cyclical nature of the investee’s industry.
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
Foreign Currency Translation
The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity in the accompanying consolidated balance sheets. The results of international operations are translated at the monthly average exchange rates.
Income Taxes
Income taxes are accounted for under the liability method. Deferred taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of the company’s deferred tax assets is dependent upon the company’s ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is more likely than not that some portion or all of its deferred assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made.
It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2007, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company’s effective tax rate in a given financial statement period may be affected.
Net Income Per Share
Basic net income per share is computed by dividing net income available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Comprehensive Income
Comprehensive income consists of net income, foreign currency translation adjustments, unrealized gains or losses on securities, and interest rate swaps designated as cash flow hedges, in addition to other employee benefit plan items. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income. Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent.

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
Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. The company elected to adopt, for periods prior to January 1, 2006, the disclosure requirements of FASB Statement No. 123, “Accounting for Stock-Based Compensation,” as amended by FASB Statement No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (collectively, “Statement No. 123”), which used a fair value based method of accounting for SBP awards.
Statement No. 123(R) requires companies to record compensation expense for stock options measured at fair value, on the date of grant, using an option-pricing model. The fair value of the company’s stock options is determined using the Black-Scholes valuation model, which is consistent with the company’s valuation techniques previously utilized under Statement No. 123.
The company adopted the modified prospective transition method provided for under Statement No. 123(R) and, accordingly, did not restate prior period amounts. Under this transition method, compensation expense for the years ended December 31, 2007 and 2006 includes compensation expense for all SBP awards granted prior to, but not yet vested as of, January 1, 2007 and 2006 based on the grant date fair value estimated in accordance with the original provisions of Statement No. 123. Stock-based compensation expense for all SBP awards granted after January 1, 2006 is based on the grant date fair value estimated in accordance with the provisions of Statement No. 123(R). Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. Upon adoption of Statement No. 123(R), the company evaluated the need to record a cumulative effect adjustment relating to estimated forfeitures for unvested, previously issued awards and concluded the impact was not material.
As a result of adopting Statement No. 123(R), for the years ended December 31, 2007 and 2006, the company recorded, as a component of selling, general and administrative expenses, charges of $11,190 ($6,986 net of related taxes or $.06 per share on both a basic and diluted basis) and $12,979 ($8,543 net of related taxes or $.07 per share on both a basic and diluted basis), respectively, relating to the expensing of stock options.
Statement No. 123(R) requires that the realized tax benefit related to the excess of the deductible amount over the compensation expense recognized be reported as a financing cash flow rather than as an operating cash flow, as required under previous accounting guidance. As a result, the related excess tax benefits for the years ended December 31, 2007 and 2006 of $7,687 and $6,661, respectively, is classified as a reduction in cash flows from operating activities and as a cash inflow from financing activities. The actual tax benefit realized from SBP awards for the years ended December 31, 2007 and 2006 was $11,249 and $7,297, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table presents the company’s pro forma net income and basic and diluted net income per share for the year ended December 31, 2005 had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans:

2005

Net income, as reported	$253,609
Impact of stock-based employee compensation expense determined under the fair value method for all awards, net of related taxes	(9,100)

Pro forma net income	$244,509

Net income per share:
Basic-as reported	$2.15

Basic-pro forma	$2.08

Diluted-as reported	$2.09

Diluted-pro forma	$2.01

The fair value of SBP awards was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2007	2006	2005

Volatility (percent) *	29	35	39
Expected term (in years) **	3.6	4.4	4.3
Risk-free interest rate (percent) ***	4.6	4.7	4.4

*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.
**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.
***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.
There is no expected dividend yield.
The weighted-average fair value per option granted was $11.03, $11.11, and $11.90 for the years ended December 31, 2007, 2006, and 2005, respectively.
Segment Reporting
Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company’s operations are classified into two reportable business segments: global components and global enterprise computing solutions (“ECS”).
Revenue Recognition
The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns.

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
In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.”
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses totaled $67,911, $65,599, and $56,629 in 2007, 2006, and 2005, respectively.
Sabbatical Liability
Effective January 1, 2007, the company adopted EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43,” (“EITF Issue No. 06-2”). EITF Issue No. 06-2 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit. Upon adoption, the company recognized a liability of $18,048 and a cumulative-effect adjustment to retained earnings of $10,794, net of related taxes.
Impact of Recently Issued Accounting Standards
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) changes the requirements for an acquirer’s recognition and measurement of the assets acquired and the liabilities assumed in a business combination. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires (i) that noncontrolling (minority) interests be reported as a component of shareholders’ equity, (ii) that net income attributable to the parent and to the noncontrolling interest be separately identified in the consolidated statement of operations, (iii) that changes in a parent’s ownership interest while the parent retains its controlling interest be accounted for as equity transactions, (iv) that any retained noncontrolling equity investment upon the deconsolidation of a subsidiary be initially measured at fair value, and (v) that sufficient disclosures are provided that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and, accordingly, does not require any new fair value measurements. Statement No. 157 is effective for fiscal years beginning after November 15, 2007 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis, and should be applied prospectively. The adoption of the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis is not anticipated to materially impact the company’s consolidated financial position and results of operations. Subsequently, the FASB provided for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.
Reclassification
Certain prior year amounts were reclassified to conform to the current year presentation.
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
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the KeyLink acquisition:

Accounts receivable, net	$168,958
Inventories	47,100
Prepaid expenses and other assets	4,893
Property, plant and equipment	10,074
Cost in excess of net assets of companies acquired	455,345
Accounts payable	(199,828)
Accrued expenses	(2,862)
Other liabilities	(3,040)

Net consideration paid	$480,640

The preliminary allocation is subject to refinement as the company has not yet completed its final evaluation of the fair value of the assets acquired and liabilities assumed, including the final valuation of any potential intangible assets created through this acquisition.
The cost in excess of net assets of companies acquired related to the KeyLink acquisition was recorded in the company’s global ECS business segment. Substantially all of the intangible assets related to the KeyLink acquisition are expected to be deductible for income tax purposes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table summarizes the company’s consolidated results of operations for 2007 and 2006, as well as the unaudited pro forma consolidated results of operations of the company, as though the KeyLink acquisition occurred on January 1:

	For the Years Ended December 31,
	2007		2006
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$15,984,992	$16,281,515	$13,577,112	$14,861,426
Net income	407,792	409,178	388,331	399,906
Net income per share:
Basic	$3.31	$3.32	$3.19	$3.29
Diluted	$3.28	$3.29	$3.16	$3.25
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2007 and 2006, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
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
In September 2007, the company acquired Centia Group Limited and AKS Group AB (“Centia/AKS”), specialty distributors of access infrastructure, security and virtualization software solutions in Europe. Total Centia/AKS sales for the full year of 2007 were approximately $130,000. The impact of the Centia/AKS acquisitions were not material to the company’s consolidated financial position and results of operations.
In November 2007, the company acquired Universe Electron Corporation (“UEC”), a distributor of semiconductor and multimedia products in Japan. UEC is based in Tokyo, Japan. Total UEC sales for the full year 2007 were approximately $15,000. The impact of the UEC acquisition was not material to the company’s consolidated financial position and results of operations.
2006
On November 30, 2006, the company acquired Alternative Technology, Inc. (“Alternative Technology”) for a purchase price of $77,346, which included $17,483 of debt paid at closing, cash acquired of $2,315, and acquisition costs. Additional cash consideration ranging from zero to a maximum of $4,800 may be due if Alternative Technology achieves certain specified financial performance targets over a three-year period from January 1, 2007 through December 31, 2009. Alternative Technology, which is headquartered in Englewood, Colorado, has approximately 150 employees and supports VARs in delivering solutions that optimize, accelerate, monitor, and secure end-user’s networks. Total Alternative Technology sales for 2006 were approximately $250,000, of which $48,699 were included in the company’s consolidated results of operations from the acquisition date. The cash consideration paid, net of cash acquired, was $75,031.
On December 29, 2006, the company acquired InTechnology plc’s storage and security distribution business (“InTechnology”) for a purchase price of $80,457, which included acquisition costs. InTechnology, which is headquartered in Harrogate, England, has approximately 200 employees and delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $320,000. The cash consideration paid was $80,457.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Alternative Technology and InTechnology acquisitions (“2006 acquisitions”):

Accounts receivable, net	$108,066
Inventories	31,761
Prepaid expenses and other assets	10,076
Property, plant and equipment	2,154
Cost in excess of net assets of companies acquired	73,094
Identifiable intangible assets	33,110
Accounts payable	(68,485)
Accrued expenses	(29,621)
Other liabilities	(4,667)

Net consideration paid	$155,488

During the fourth quarter of 2007, the company completed its valuation of identifiable intangible assets. The company allocated $32,553 of the purchase price to intangible assets relating to customer relationships, with a weighted average useful life of approximately ten years, and other intangible assets (consisting of non-competition agreements and sales backlog) of $557, with useful lives ranging from one to three years. These identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets.
The following table summarizes the company’s consolidated results of operations for 2006 and 2005, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2006 acquisitions occurred on January 1:

	For the Years Ended December 31,
	2006		2005
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$13,577,112	$14,094,895	$11,164,196	$11,718,265
Net income	388,331	392,578	253,609	260,551
Net income per share:
Basic	$3.19	$3.23	$2.15	$2.21
Diluted	$3.16	$3.19	$2.09	$2.14
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2006 and 2005, or of those results that may be obtained in the future.
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
The following table summarizes the company’s consolidated results of operations for 2005, as well as the unaudited pro forma consolidated results of operations of the company, as though the acquisitions of DNS and Ultra Source occurred on January 1:

	For the Year Ended
	December 31, 2005
	As Reported	Pro Forma

Sales	$11,164,196	$12,138,880
Net income	253,609	257,784
Net income per share:
Basic	$2.15	$2.19
Diluted	$2.09	$2.12
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2005, or of those results that may be obtained in the future.
On July 1, 2005, the company acquired the component distribution business of Connektron Pty. Ltd. (“Connektron”), a passive, electromechanical, and connectors distributor in Australia and New Zealand. The impact of the Connektron acquisition was not deemed to be material to the company’s consolidated financial position and results of operations.
Other
Amortization expense related to identifiable intangible assets for the years ended December 31, 2007 and 2006 was $14,546 and $1,609, respectively. Amortization expense for each of the years 2008 through 2012 are estimated to be approximately $14,448, $13,402, $13,335, $13,043, and $11,243, respectively.
In July 2007, the company made a payment of $32,685 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source from 70.7% to 92.8%. In January 2008, the company made a payment of $8,667 to increase its ownership interest in Ultra Source to 100%.
In January 2008, the company acquired all of the assets related to the franchise components distribution business of Hynetic Electronics and Shreyanics Electronics (“Hynetic”). Hynetic is based in India. The impact of the acquisition of Hynetic was not material to the company’s consolidated financial position and results of operations.
Additionally, during 2006 and 2005, the company made payments of $4,666 and $2,527, respectively, which were capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in other majority-owned subsidiaries.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
3. Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired allocated to the company’s business segments are as follows:

	Global
	Components	Global ECS	Total

December 31, 2005	$946,357	$106,909	$1,053,266
Acquisitions	14,746	97,884	112,630
Other (primarily foreign currency translation)	53,204	12,181	65,385

December 31, 2006	1,014,307	216,974	1,231,281
Acquisitions	21,500	460,235	481,735
Other (primarily foreign currency translation)	55,442	10,777	66,219

December 31, 2007	$1,091,249	$687,986	$1,779,235

All existing and future cost in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
4. Investments
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
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at December 31:

	2007	2006

Marubun/Arrow	$31,835	$27,283
Altech Industries	15,782	14,419
Other	177	258

	$47,794	$41,960

The equity in earnings (loss) of affiliated companies for the years ended December 31 consist of the following:

	2007	2006	2005

Marubun/Arrow	$5,440	$4,024	$4,027
Altech Industries	1,550	1,244	500
Other	(84)	(47)	(35)

	$6,906	$5,221	$4,492

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of certain of its joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2007, the company’s pro-rata share of this debt was approximately $7,600. The company believes there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Investment Securities
The company has a 3.3% equity ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% equity ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows at December 31:

	2007		2006
	Marubun	WPG	Marubun	WPG

Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	(1,212)	17,160	12,173	1,496

Fair value	$18,834	$27,958	$32,219	$12,294

The company has concluded that an other-than-temporary decline has not occurred in its investment in Marubun. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment’s cost, the length of the time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which Marubun operates. In addition, the fair value of the Marubun investment has been below the cost basis for less than twelve months.
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
5. Accounts Receivable
The company has an asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries. In March 2007, the company renewed the asset securitization program and, among other things, increased its size from $550,000 to $600,000 and extended its term to a three-year commitment maturing in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. Interest on borrowings is based on a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at December 31, 2007). The facility fee is .125%.
The company had no outstanding borrowings under the program at December 31, 2007 and 2006.
Accounts receivable, net, consists of the following at December 31:

	2007	2006

Accounts receivable	$3,352,401	$2,785,725
Allowance for doubtful accounts	(71,232)	(75,404)

Accounts receivable, net	$3,281,169	$2,710,321

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
6. Debt
Short-term borrowings, including current portion of long-term debt, consist of the following at December 31:

	2007	2006

Short-term borrowings in various countries	$12,893	$93,832
7% senior notes, due 2007	-	169,136
Interest rate swaps	-	(185)

	$12,893	$262,783

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rates on these borrowings at December 31, 2007 and 2006 were 4.2% and 5.5%, respectively.
Long-term debt consists of the following at December 31:

	2007	2006

9.15% senior notes, due 2010	$199,991	$199,987
Bank term loan, due 2012	200,000	-
6.875% senior notes, due 2013	349,627	349,559
6.875% senior debentures, due 2018	197,822	197,613
7.5% senior debentures, due 2027	197,331	197,191
Cross-currency swap, due 2010	46,198	21,729
Cross-currency swap, due 2013	14,438	3,218
Interest rate swaps	7,546	(3,245)
Other obligations with various interest rates and due dates	10,384	10,722

	$1,223,337	$976,774

The 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be called at the option of the company subject to “make whole” clauses.
The estimated fair market value at December 31, as a percentage of par value, is as follows:

	2007	2006

7% senior notes, due 2007	-	100%
9.15% senior notes, due 2010	111%	112%
6.875% senior notes, due 2013	109%	105%
6.875% senior debentures, due 2018	106%	103%
7.5% senior debentures, due 2027	107%	108%
The company’s bank term loan, cross-currency swaps, interest rate swaps, and other obligations approximate their fair value.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Annual payments of borrowings during each of the years 2008 through 2012 are $12,893, $1,308, $251,493, $914, and $200,028, respectively, and $769,594 for all years thereafter.
In January 2007, the 7% senior notes were repaid in accordance with their terms.
In January 2007, the company amended and restated its bank credit agreement and, among other things, increased the revolving credit facility size from $600,000 to $800,000 and also entered into a $200,000 term loan. Interest on borrowings under the revolving credit facility is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at December 31, 2007). The company had no outstanding borrowings under the credit facility at December 31, 2007 and 2006. The credit facility matures in January 2012. The facility fee related to the credit facility is .125%. The $200,000 term loan is repayable in full in January 2012. Interest on the term loan is based on a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.60% at December 31, 2007).
The revolving credit facility and the asset securitization program include terms and conditions, which limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of December 31, 2007. The company is currently not aware of any events which would cause non-compliance in the future.
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
During 2005, the company repurchased, through a series of transactions, $151,845 accreted value of its convertible debentures. The related loss on the repurchases, including the premium paid and the write-off of related deferred financing costs, aggregated $3,209 ($1,919 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively). Also during 2005, the company repurchased, through a series of transactions, $26,750 principal amount of its 7% senior notes due in January 2007. The premium paid, the related deferred financing costs written off upon the repurchase of this debt, and the loss for terminating the related interest rate swaps, aggregated $1,133 ($677 net of related taxes). These charges totaled $4,342 ($2,596 net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively), including $1,697 in cash, and were recognized as a loss on prepayment of debt. As a result of these transactions, net interest expense was reduced by approximately $2,381 from the dates of repurchase through the redemption date, based on interest rates in effect at the time of the repurchases.
Interest expense, net, includes interest income of $5,726, $7,817, and $13,789 in 2007, 2006, and 2005, respectively. Interest paid, net of interest income, amounted to $98,881, $105,078, and $81,689 in 2007, 2006, and 2005, respectively.
7. Financial Instruments
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $14,438 and $3,218 at December 31, 2007 and 2006, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $46,198 and $21,729 at December 31, 2007 and 2006, respectively.
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2007 and 2006 was $262,940 and $297,950, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2007 and 2006.
Interest Rate Swaps
In December 2007, the company entered into an interest rate swap (the “2007 swap”) with a notional amount of $50,000. The 2007 swap modifies the company’s interest rate exposure by effectively converting the variable rate (5.403% at December 31, 2007) on a portion of its $200,000 term loan to a fixed rate of 4.595% per annum through December 2009. The 2007 swap is classified as a cash flow hedge and had a negative fair value of $155 at December 31, 2007.
In January 2008, the company entered into an interest rate swap (the “2008 swap”) with a notional amount of $50,000. The 2008 swap modifies the company’s interest rate exposure by effectively converting the variable rate (5.194% at January 4, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.319% per annum through December 2009.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.50% and 9.73% at December 31, 2007 and 2006, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 7.24% and 7.50% at December 31, 2007 and 2006, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $7,546 and a negative fair value of $3,245 at December 31, 2007 and 2006, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
8. Income Taxes
The provision for income taxes for the years ended December 31 consists of the following:

	2007	2006	2005

Current
Federal	$101,077	$92,842	$68,759
State	13,410	19,159	6,894
International	57,549	25,889	33,675

	172,036	137,890	109,328

Deferred
Federal	(6)	(11,892)	73
State	5,124	953	10,974
International	3,543	1,506	10,873

	8,661	(9,433)	21,920

	$180,697	$128,457	$131,248

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2007	2006	2005

United States	$262,068	$252,334	$230,624
International	330,115	265,943	154,937

Income before income taxes and minority interest	$592,183	$518,277	$385,561

Provision at statutory rate	$207,264	$181,397	$134,946
State taxes, net of federal benefit	12,047	13,073	11,614
International effective tax rate differential	(54,448)	(24,492)	(11,839)
Other non-deductible expenses	3,270	2,280	2,808
Changes in tax accruals and reserves	15,838	(40,426)	-
Other	(3,274)	(3,375)	(6,281)

Provision for income taxes	$180,697	$128,457	$131,248

During 2007, the company recorded an income tax benefit of $6,024, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes.
During 2006, the company settled certain income tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of $46,176 in “Provision for income taxes,” of which $40,426 related to tax years prior to 2006, in the accompanying consolidated statements of operations. In connection with the settlement of the tax matters, an accrual of $6,900 ($4,200 net of related taxes) for related interest costs, of which $3,994 related to tax years prior to 2006, was reversed and, accordingly, the company recorded a reduction in “Interest expense, net” in the accompanying consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2007, the company had a liability for unrecognized tax benefits of $77,702 (of which $73,720, if recognized, would favorably affect the company’s effective tax rate) and an accrual of $10,395 for the payment of related interest. The company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the accompanying consolidated statements of operations. Penalties, if any, are recognized as a component of “Selling, general and administrative expenses.” The company recognized $4,149 of interest expense related to unrecognized tax benefits for the year ended December 31, 2007.
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at January 1, 2007	$43,308
Additions based on tax positions taken during a prior period	22,714
Reductions based on tax positions taken during a prior period	-
Additions based on tax positions taken during the current period	14,943
Reductions based on tax positions taken during the current period	-
Reductions related to settlement of tax matters	(2,762)
Reductions related to a lapse of applicable statute of limitations	(501)

Balance at December 31, 2007	$77,702

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2007:

United States – Federal	2004 – present
United States – State	1998 – present
Germany (a)	2003 – present
Hong Kong	2001 – present
Italy (a)	2002 – present
Sweden	2001 – present
United Kingdom	2005 – present

(a)	Includes federal as well as local jurisdictions.
Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The significant components of the company’s deferred tax assets and liabilities, included primarily in “Prepaid expenses and other assets,” “Other assets,” and “Other liabilities” in the accompanying consolidated balance sheets, consist of the following at December 31:

	2007	2006

Deferred tax assets:
Net operating loss carryforwards	$39,154	$52,981
Capital loss carryforwards	12,457	15,971
Inventory adjustments	36,335	37,122
Allowance for doubtful accounts	14,232	20,447
Accrued expenses	52,692	42,230
Pension costs	5,135	5,112
Derivative financial instruments	23,981	-
Integration and restructuring reserves	2,060	1,154
Other	4,045	12,947

	190,091	187,964
Valuation allowance	(34,814)	(50,466)

Total deferred tax assets	$155,277	$137,498

Deferred tax liabilities:
Goodwill	$(60,887)	$(61,754)
Other	(2,734)	(21)

Total deferred tax liabilities	$(63,621)	$(61,775)

Total net deferred tax assets	$91,656	$75,723

At December 31, 2007, certain international subsidiaries had tax loss carryforwards of approximately $162,721 expiring in various years after 2008. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $33,227 as of December 31, 2007 were recorded with a corresponding valuation allowance of $20,132. In addition, a valuation allowance of $2,225 was provided against the other deferred tax assets for certain international subsidiaries. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the international effective tax rate differential.
At December 31, 2007, the company had a capital loss carryforward of approximately $31,498. This loss will expire through 2010. A full valuation allowance of $12,457 was provided against the deferred tax asset relating to the capital loss carryforward.
Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.
Cumulative undistributed earnings of international subsidiaries were $1,438,309 at December 31, 2007. No deferred U.S. federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company’s international operations.
Income taxes paid, net of income taxes refunded, amounted to $189,620, $163,889, and $97,916 in 2007, 2006, and 2005, respectively.
9. Restructuring, Integration, and Other Charges
The company recorded restructuring and integration charges of $11,745 ($7,036 net of related taxes or $.06 per share on both a basic and diluted basis), $11,829 ($8,977 net of related taxes or $.07 per share on both a basic and diluted basis), and $12,716 ($7,310 net of related taxes or $.06 and $.05 per share

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
on a basic and diluted basis, respectively) in 2007, 2006, and 2005, respectively.
2007 Restructuring
Included in the total restructuring and integration charges above for 2007 is $9,708 related to initiatives by the company to improve operating efficiencies. During 2007, the company took a series of steps to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $40,000 per annum in North America, with approximately $16,000 realized in the second half of 2007. Also included in the total restructuring and integration charges above for 2007 is a net restructuring credit of $359 primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods, a gain on the sale of the Lenexa, Kansas facility of $548 that was vacated in 2007 due to the company’s continued efforts to reduce real estate costs, and integration charges of $2,944 primarily related to the acquisition of KeyLink.
The following table presents the restructuring charge and activity for 2007:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge	$11,312	$(1,947)	$343	$9,708
Payments/proceeds	(7,563)	7,896	(258)	75
Foreign currency translation	66	(133)	(71)	(138)

December 31, 2007	$3,815	$5,816	$14	$9,645

The restructuring charge of $9,708 in 2007 includes personnel costs of $11,312 related to the elimination of approximately 400 positions, primarily within multiple functions in North America within the company’s global components business segment, related to the company’s continued focus on operational efficiency. Facilities includes a restructuring credit of $1,947, primarily related to a gain on the sale of the Harlow, England facility of $8,506 that was vacated in 2007, offset by facilities costs of $6,559, primarily related to exit activities for a vacated facility in Europe due to the company’s continued efforts to reduce real estate costs.
2006 Restructuring
Included in the total restructuring and integration charges above for 2006 is $12,280 related to initiatives by the company to improve operating efficiencies, resulting in savings of approximately $9,000 per annum. Also included in the total restructuring and integration charges above for 2006 is a net restructuring credit of $451 primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.
The following table presents the restructuring charge and activity for 2006 and 2007:

			Asset
	Personnel		Write-
	Costs	Facilities	Downs	Other	Total

Restructuring charge	$6,542	$1,228	$4,484	$26	$12,280
Payments	(4,305)	(624)	-	(26)	(4,955)
Non-cash usage	-	-	(4,484)	-	(4,484)
Foreign currency translation	(26)	(92)	-	-	(118)

December 31, 2006	2,211	512	-	-	2,723
Restructuring charge	(330)	(548)	-	-	(878)
Payments	(1,568)	13	-	-	(1,555)
Foreign currency translation	32	23	-	-	55

December 31, 2007	$345	$-	$-	$-	$345

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The restructuring charge of $12,280 in 2006 includes personnel costs of $6,542 related to the elimination of approximately 300 positions, primarily within multiple functions in North America within the company’s global components business segment, related to the outsourcing of certain administrative functions and the closure of a warehouse facility. Facilities costs of $1,228 related to exit activities for three vacated facilities in Europe due to the company’s continued efforts to reduce real estate costs. Also included in the restructuring charge is a charge related to the write-down of certain capitalized software in Europe of $4,484. This write-down resulted from the company’s decision in the fourth quarter of 2006 to implement a global Enterprise Resource Planning system, which caused these software costs to become redundant and have no future benefit.
2005 Restructuring
Included in the total restructuring and integration charges above for 2005 is $12,898 related to actions announced by the company to better optimize the use of its mainframe, reduce real estate costs, and be more efficient in its distribution centers. Also included in the total restructuring and integration charges above for 2005 is a net restructuring credit of $182 primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.
The following table presents the restructuring charge and activity for 2005, 2006, and 2007:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge (credit)	$13,335	$(1,349)	$912	$12,898
Payments/proceeds	(8,717)	1,555	(472)	(7,634)
Non-cash usage	(407)	-	(150)	(557)
Foreign currency translation	(73)	(5)	-	(78)

December 31, 2005	4,138	201	290	4,629
Restructuring charge (credit)	142	359	(235)	266
Payments	(3,809)	(470)	(55)	(4,334)
Foreign currency translation	(81)	-	-	(81)

December 31, 2006	390	90	-	480
Restructuring charge (credit)	(176)	(8)	-	(184)
Payments	(214)	(82)	-	(296)

December 31, 2007	$-	$-	$-	$-

The restructuring charge of $12,898 in 2005 includes personnel costs of $13,335 related to the elimination of approximately 425 positions across multiple locations, primarily within the company’s global components business segment and shared service function, related to the company’s continued focus on operational efficiency. Facilities includes a restructuring credit of $1,349, primarily related to a gain on the sale of a facility in North America of $1,463 that was vacated in 2005 due to the company’s continued efforts to reduce real estate costs.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Restructuring Accrual Related to Other Actions Taken Prior to 2005
The following table presents the activity during 2005, 2006, and 2007 in the remaining restructuring accrual related to other actions taken prior to 2005:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2004	$2,828	$9,371	$4,424	$16,623
Restructuring charge (credit)	227	22	(431)	(182)
Payments	(2,500)	(3,916)	(438)	(6,854)
Reclassification	(41)	(25)	66	-
Non-cash usage	-	-	(90)	(90)
Foreign currency translation	(12)	(128)	-	(140)

December 31, 2005	502	5,324	3,531	9,357
Restructuring charge (credit)	(378)	529	(868)	(717)
Payments	(124)	(3,358)	117	(3,365)
Foreign currency translation	-	(46)	26	(20)

December 31, 2006	-	2,449	2,806	5,255
Restructuring charge (credit)	-	1,517	(1,362)	155
Payments	-	(1,388)	-	(1,388)
Foreign currency translation	-	146	183	329

December 31, 2007	$-	$2,724	$1,627	$4,351

Integration
Included in the restructuring and integration charges referenced above in 2007 is an integration charge of $2,944, primarily related to the acquisition of KeyLink.
The following table presents the integration charge and activity for 2005, 2006, and 2007:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2004	$-	$4,474	$1,019	$5,493
Integration costs (a)	1,144	984	143	2,271
Payments	(1,105)	(143)	(350)	(1,598)
Reclassification	-	(482)	482	-
Foreign currency translation	(15)	(459)	76	(398)

December 31, 2005	24	4,374	1,370	5,768
Payments	(295)	(1,682)	(838)	(2,815)
Reclassification	271	(346)	75	-
Non-cash usage	-	(59)	-	(59)
Foreign currency translation	-	448	51	499

December 31, 2006	-	2,735	658	3,393
Integration costs (b)	1,666	(535)	2,609	3,740
Payments	(1,109)	(684)	(251)	(2,044)
Foreign currency translation	-	58	-	58

December 31, 2007	$557	$1,574	$3,016	$5,147

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(a)
Integration costs include $2,271 recorded as additional costs in excess of net assets of companies acquired associated with the acquisition of Disway, primarily impacting the global components business segment in Europe.

(b)
Integration costs include $2,944 recorded as an integration charge and $796 recorded as additional costs in excess of net assets of companies acquired associated with the acquisition of KeyLink, primarily impacting the global ECS business segment in North America. The integration charge is net of a $689 reversal of excess facilities-related accruals in connection with certain acquisitions made prior to 2005. Personnel costs associated with the elimination of approximately 50 positions in North America related to the acquisition of KeyLink.

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $19,488 at December 31, 2007, of which $17,847 is expected to be spent in cash, and are expected to be utilized as follows:
•	The personnel costs accruals of $4,717 to cover costs associated with the termination of personnel, which are primarily expected to be spent within one year.
•	The facilities accruals totaling $10,114 relate to vacated leases with scheduled payments of $2,821 in 2008, $2,361 in 2009, $1,669 in 2010, $629 in 2011, $608 in 2012, and $2,026 thereafter.
•	Other accruals of $4,657 are expected to be utilized over several years.
Acquisition Indemnification
In 2005, Tekelec Europe SA (“Tekelec”), a French subsidiary of the company, entered into a settlement agreement with Tekelec Airtronic SA (“Airtronic”) pursuant to which Airtronic paid €1,510 (approximately $2,000) to Tekelec in full settlement of all of Tekelec’s claims for indemnification under the purchase agreement. The company recorded the net amount of the settlement of $1,672 ($1,267 net of related taxes or $.01 per share on a basic basis) as an acquisition indemnification credit.
10. Shareholders’ Equity
The activity in the number of shares outstanding is as follows (in thousands):

	Common		Common
	Stock	Treasury	Stock
	Issued	Stock	Outstanding

Common stock outstanding at December 31, 2004	117,675	1,374	116,301
Restricted stock awards, net of forfeitures	-	(22)	22
Exercise of stock options	2,612	(1,080)	3,692
Other	(1)	-	(1)

Common stock outstanding at December 31, 2005	120,286	272	120,014
Restricted stock awards, net of forfeitures	-	(65)	65
Exercise of stock options	2,339	-	2,339
Other	1	-	1

Common stock outstanding at December 31, 2006	122,626	207	122,419
Restricted stock awards, net of forfeitures	-	(70)	70
Exercise of stock options	2,216	-	2,216
Performance share awards	197	-	197
Repurchases of common stock	-	2,075	(2,075)

Common stock outstanding at December 31, 2007	125,039	2,212	122,827

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2007 and 2006.
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
Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program (the “program”). In March 2007, the company announced a rule 10b5-1 plan to facilitate repurchases under the program with the intention of minimizing earnings per share dilution caused by the issuance of common stock upon the exercise of stock options. Repurchases were funded with cash received from the exercise of stock options in the previous quarter. In August 2007, the company replaced the then existing rule 10b5-1 plan with a new 10b5-1 plan intended to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. As of December 31, 2007, the company repurchased 2,075,491 shares under this program, which represents the number of shares issued in connection with the exercise of stock options for the first nine months of 2007. These shares had a market value of $84,236 at the dates of repurchase.
In December 2007, the Board of Directors authorized the company to repurchase an additional $100,000 of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.
11. Net Income Per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2007	2006	2005

Net income, as reported	$407,792	$388,331	$253,609
Adjustment for interest expense on convertible debentures, net of tax	-	524	5,201

Net income, as adjusted	$407,792	$388,855	$258,810

Net income per share:
Basic	$3.31	$3.19	$2.15

Diluted (a)	$3.28	$3.16	$2.09

Weighted average shares outstanding-basic	123,176	121,667	117,819
Net effect of various dilutive stock-based compensation awards	1,253	1,047	1,355
Net effect of dilutive convertible debentures	-	467	4,906

Weighted average shares outstanding-diluted	124,429	123,181	124,080

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(a)
The effect of options to purchase 43,250, 1,620, and 1,040 shares for the years ended December 31, 2007, 2006, and 2005, respectively, was excluded from the calculation of net income per share on a diluted basis as their effect is anti-dilutive.

12. Employee Stock Plans
Omnibus Plan
The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the “Omnibus Plan”), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the 1999 CEO Bonus Plan (collectively, the “Prior Plans”). The Omnibus Plan broadens the array of equity alternatives available to the company when designing compensation incentives. The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options (“ISOs”), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company’s Board of Directors (the “Compensation Committee”) determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.
Under the terms of the Omnibus Plan, a maximum of 8,300,000 shares of common stock may be awarded, subject to adjustment. There were 3,549,067 and 5,200,702 shares available for grant under the Omnibus Plan as of December 31, 2007 and 2006, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.
After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.
Stock Options
Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees, subsidiaries, and affiliates. The exercise price for options cannot be less than the fair market value of Arrow’s common stock on the date of grant. Options granted under the Prior Plans become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors, which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.
The following information relates to the stock option activity for the year ended December 31, 2007:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2006	5,525,265	$26.90
Granted	1,408,200	38.36
Exercised	(2,215,871)	24.86
Forfeited	(235,778)	30.96

Outstanding at December 31, 2007	4,481,816	31.30	89 months	$35,830

Exercisable at December 31, 2007	1,424,114	24.78	65 months	$20,652

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2007 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the market value of the company’s stock.
The total intrinsic value of options exercised for the years ended December 31, 2007 and 2006 was $30,739 and $21,158, respectively.
Cash received from option exercises during 2007 and 2006 was $55,228 and $59,194, respectively, and is included within the financing activities section in the accompanying consolidated statements of cash flows.
Performance Shares
The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance unit and/or performance share awards. The fair value of a performance unit award is the fair market value of the company’s common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the service period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. Compensation expense is recognized on a straight-line method over the service period, which is generally three years and is adjusted each period based on the current estimate of performance compared to the target metric.
Restricted Stock
Subject to the terms and conditions of the Omnibus Plan, the Compensation Committee may grant shares of restricted stock and/or restricted stock units. Restricted stock units are similar to restricted stock except that no shares are actually awarded to the participant on the date of grant. Shares of restricted stock and/or restricted stock units awarded under the Omnibus Plan may not be sold, transferred, pledged, assigned, or otherwise alienated or hypothecated until the end of the applicable period of restriction established by the Compensation Committee and specified in the award agreement (and in the case of restricted stock units until the date of delivery or other payment). Compensation expense is recognized on a straight-line basis as shares become free of forfeiture restrictions (i.e., vest) generally over a four-year period.
Non-Employee Director Awards
The company’s Board of Directors (the “Board”) shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of restricted stock units valued at $60. The restricted stock units will vest one year from date of grant and are subject to further restrictions until one year following the director’s separation from the Board. All restricted stock units are settled in common stock after the restriction period.
Unless a non-employee director gives notice setting forth a different percentage, 50% of each director’s annual retainer fee is deferred and converted into units based on the fair market value of the company’s stock as of the date it was payable. Upon a non-employee director’s retirement from the Board, each unit in their deferral account will be converted into a share of company stock and distributed to the non-

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
employee director as soon as practicable following such date.
Summary of Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for 2007:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares at December 31, 2006	872,034	$27.06
Granted	357,258	41.86
Vested	(307,228)	23.90
Forfeited	(73,700)	31.37

Non-vested shares at December 31, 2007	848,364	34.07

As of December 31, 2007, there was $13,458 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested for 2007 and 2006 was $11,803 and $4,841, respectively.
Stock Ownership Plan
The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company’s common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company’s common stock for the benefit of participating employees. Contributions to the plan for 2007, 2006, and 2005 amounted to $10,857, $9,668, and $9,462, respectively.
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
Pension assets and intangible assets are included in “Other assets” in the accompanying consolidated balance sheets. Net deferred tax assets are included primarily in “Prepaid expenses and other assets,” “Other assets,” and “Other liabilities” in the accompanying consolidated balance sheets. Pension liabilities are included in “Other liabilities” in the accompanying consolidated balance sheets. Accumulated other comprehensive income is included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Prior to the adoption of Statement No. 158, minimum pension liability adjustments were required to recognize a liability equal to the unfunded accumulated benefit obligation. At December 31, 2006, prior to adopting Statement No. 158, the company had accumulated additional minimum pension liabilities of $26,662 related to the company’s employee benefit plans, which were recorded in “Other liabilities” in the accompanying consolidated balance sheets.
For the year ended December 31, 2007, an actuarial loss of $5,801 ($3,749 net of related taxes) was recognized in other comprehensive income. For the year ended December 31, 2007, the following amounts were recognized as a reclassification adjustment of other comprehensive income as a result of being recognized in net periodic pension cost: transition obligation of $481 ($293 net of related taxes), prior service cost of $538 ($315 net of related taxes), and an actuarial loss of $1,670 ($1,274 net of related taxes).
Included in accumulated other comprehensive loss at December 31, 2007 are the following amounts that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $1,573 ($1,056 net of related taxes), unrecognized prior service costs of $1,013 ($612 net of related taxes), and unrecognized actuarial losses of $31,520 ($18,844 net of related taxes).
The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive loss and expected to be recognized in net periodic pension cost for the year ended December 31, 2008 is $907 ($744 net of related taxes), $538 ($325 net of related taxes), and $1,976 ($1,226 net of related taxes), respectively.
Supplemental Executive Retirement Plans (“SERP”)
The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 27 current and former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.
The Arrow SERP, as amended in 2002, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the Arrow SERP. The Arrow SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55. Participants whose accrued rights under the Arrow SERP, prior to the 2002 amendment, which were adversely affected by the amendment, will continue to be entitled to such greater rights.

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
The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP. Pension information for the years ended December 31 is as follows:

	2007	2006

Accumulated benefit obligation	$44,958	$44,589

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$49,103	$48,452
Service cost (Arrow SERP)	2,651	2,292
Interest cost	2,800	2,697
Actuarial (gain)/loss	1,223	(1,602)
Benefits paid	(2,712)	(2,736)

Projected benefit obligation at end of year	$53,065	$49,103

Funded status	$(53,065)	$(49,103)

Components of net periodic pension cost:
Service cost (Arrow SERP)	$2,651	$2,292
Interest cost	2,800	2,697
Amortization of net loss	411	499
Amortization of prior service cost (Arrow SERP)	549	549
Amortization of transition obligation (Arrow SERP)	411	411

Net periodic pension cost	$6,822	$6,448

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%
The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. For purposes of calculating the 2007 net periodic benefit cost, the company used a discount rate of 5.75%. For purposes of calculating the benefit obligation, the company used a discount rate of 5.75% for 2007 and 2006. The rate of compensation increase is determined by the company, based upon its long-term plans for such increases. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Benefit payments are expected to be paid as follows:

2008	$2,779
2009	3,474
2010	3,557
2011	3,643
2012	3,614
2013 - 2017	19,552
Defined Benefit Plan
Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company’s employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2007	2006

Accumulated benefit obligation	$101,494	$98,168

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$98,168	$100,717
Interest cost	5,441	5,401
Actuarial (gain)/loss	2,957	(2,959)
Benefits paid	(5,072)	(4,991)

Projected benefit obligation at end of year	$101,494	$98,168

Changes in plan assets:
Fair value of plan assets at beginning of year	$79,875	$77,107
Actual return on plan assets	6,561	7,759
Benefits paid	(5,072)	(4,991)

Fair value of plan assets at end of year	$81,364	$79,875

Funded status	$(20,130)	$(18,293)

Components of net periodic pension cost:
Interest cost	$5,441	$5,401
Expected return on plan assets	(6,546)	(6,326)
Amortization of net loss	1,209	1,761

Net periodic pension cost	$104	$836

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.50%
Expected return on plan assets	8.50%	8.50%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond. For purposes of calculating the 2007 net periodic benefit cost, the company used a discount rate of 5.75%. For purposes of calculating the benefit obligation, the company used a discount rate of 5.75% for 2007 and 2006. The expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. Based upon the above factors and the long-term nature of the returns, the company did not change the 2007 assumption from the prior year. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year’s assumptions used to determine the benefit obligation.
The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company was not required to make a contribution in 2007 and expects to make an estimated contribution in 2008 of $6,000.
Benefit payments are expected to be paid as follows:

2008	$5,636
2009	5,787
2010	5,917
2011	5,964
2012	6,062
2013 - 2017	32,405
The plan asset allocations at December 31 are as follows:

	2007	2006
Equities	61%	63%
Fixed income	38	35
Cash	1	2

	100%	100%

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a regular basis to maintain the target allocations.
Defined Contribution Plan
The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,783, $7,967, and $8,174 in 2007, 2006, and 2005, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions hereunder, which amounted to $11,113, $6,593, and $4,814 in 2007, 2006, and 2005, respectively.
14. Lease Commitments
The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2022. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $60,173, $54,790, and $54,286 in 2007, 2006, and 2005, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2008	$61,479
2009	47,960
2010	34,605
2011	27,179
2012	18,411
Thereafter	33,218
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
Environmental and Related Matters
Wyle Claims
In connection with the purchase of Wyle from the VEBA Group (“VEBA”) in 2000, the company assumed certain of the then outstanding obligations of Wyle, including its 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified. Each site will require remediation, the final form and cost of which is as yet undetermined.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly–traded, German conglomerate in June 2000 and the combined entity is now known as E.ON AG, which remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment. Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.
Related Litigation
In September 2004, the company filed suit against E.ON AG in the United States District Court for the Northern District of Alabama seeking further payments related to those sites and additional damages. The case has since been transferred to the United States District Court for the Central District of California, where it was consolidated with a case commenced by the company and Wyle Laboratories in May 2005 against E.ON AG seeking indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site. The court has ruled that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for a court in Germany, a ruling with which the company disagrees

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
and which it is appealing. Nevertheless, in October 2005, the company filed a related action with regard to such matters against E.ON AG in the Frankfurt am Main Regional Court in Germany.
The company was named as a defendant in three suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.) in which 91 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The outcome of the cases and the amount of any associated liability are all as yet unknown.
The company was also named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., et anno, v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, an industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The lawsuit was settled, though the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.
Investigation and Remediation – Huntsville
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,500 was spent to date. The pace of the ongoing remedial investigations, project management and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $600 to $2,000. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $2,500 and $4,000.
Investigation and Remediation – Norco
In October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”) in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued through December 2007, providing the technical basis for a final Remedial Investigation Report that will be submitted to DTSC during the first quarter of 2008. An estimated $19,600 was expended to date on investigative and feasibility study activities.
Remedial actions are under way pursuant to a Removal Action Work Plan pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In July 2007, DTSC conditionally approved implementation of a hydraulic containment system to capture and treat groundwater before it moves into the adjacent offsite area. The system, the construction of which began in the fourth quarter of 2007, is expected to be operational beginning in the first quarter of 2008. Approximately $3,800 was expended on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area, will give rise to an estimated $3,000 to $4,000.
Costs categories related to environmental activities at Norco include those for Project Management and Regulatory Oversight, Remedial Investigations, Feasibility Studies, and Interim Remedial Actions. Project Management and Regulatory Oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The company currently estimates that the additional cost of project management and regulatory oversight will range from $1,500 to $2,500. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $3,000 and $4,000. Feasibility studies, including a final report and the design of remedial measures, are estimated to cost $410 to $750.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
Impact on Financial Statements
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company has received an opinion of counsel that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel received in the fourth quarter of 2007, the company increased the receivable for amounts due from E.ON AG by $7,244 during 2007 to $24,944. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During 2006, the company recorded a charge of $1,449 ($867 net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8,729 for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount have not been kept. The company also believes that the recovery of these amounts is probable.
In connection with the acquisition of Wyle, the company acquired a $4,495 tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.
The company believes strongly in the merits of its actions against E.ON AG, and is pursuing them vigorously.
Other
From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such other matters will materially, adversely impact the company’s financial position, liquidity, or results of operations.
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
Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2007	2006	2005

Sales:
Global components	$11,223,751	$11,086,359	$9,130,943
Global ECS	4,761,241	2,490,753	2,033,253

Consolidated	$15,984,992	$13,577,112	$11,164,196

Operating income (loss):
Global components (b)	$604,217	$582,978	$457,088
Global ECS (b)	202,223	123,653	123,193
Corporate (a) (b)	(119,535)	(100,406)	(100,023)

Consolidated	$686,905	$606,225	$480,258

(a)
Includes restructuring and integration charges of $11,745, $11,829, and $12,716 in 2007, 2006, and 2005, a charge related to a pre-acquisition warranty claim of $2,837, a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $1,449 in 2006, and an acquisition indemnification credit of $1,672 in 2005.

(b)
Includes stock option expense of $8,946, $886, and $1,358 in global components, global ECS, and corporate, respectively, in 2007 and $8,378, $572, and $4,029 in global components, global ECS, and corporate, respectively, in 2006, resulting from the company’s adoption of Statement No. 123(R).

Total assets, by segment, at December 31 are as follows:

	2007	2006

Global components	$5,164,822	$4,973,797
Global ECS	2,245,417	1,063,907
Corporate	649,621	631,868

Consolidated	$8,059,860	$6,669,572

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Sales, by geographic area, for the years ended December 31 are as follows:

	2007	2006	2005

North America (c)	$8,565,247	$6,846,468	$6,337,613
EMEASA	4,970,585	4,348,484	3,360,643
Asia/Pacific	2,449,160	2,382,160	1,465,940

	$15,984,992	$13,577,112	$11,164,196

(c)	Includes sales related to the United States of $7,962,526, $6,337,169, and $5,879,863 in 2007, 2006, and 2005, respectively.
Net property, plant and equipment, by geographic area, at December 31 is as follows:

	2007	2006

North America (d)	$261,134	$169,840
EMEASA	74,937	72,521
Asia/Pacific	19,090	20,012

	$355,161	$262,373

(d)	Includes net property, plant and equipment related to the United States of $259,948 and $168,541 in 2007 and 2006, respectively.
17. Quarterly Financial Data (Unaudited)
A summary of the company’s consolidated quarterly results of operations are as follows:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
2007
Sales	$3,497,564		$4,038,083		$4,030,363		$4,418,982
Gross profit	539,631		578,970		552,557		614,119
Net income	96,294	(b)	99,211	(c)	98,324	(d)	113,963	(e)

Net income per share (a):
Basic	$.78	(b)	$.80	(c)	$.80	(d)	$.93	(e)
Diluted	.77	(b)	.79	(c)	.79	(d)	.92	(e)

2006
Sales	$3,192,463		$3,437,032		$3,454,297		$3,493,320
Gross profit	487,543		524,424		508,083		511,343
Net income	81,579	(f)	92,763	(g)	85,918	(h)	128,071	(i)

Net income per share (a):
Basic	$.68	(f)	$.76	(g)	$.70	(h)	$1.05	(i)
Diluted	.66	(f)	.76	(g)	.70	(h)	1.04	(i)
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(b)	Includes a restructuring and integration credit ($4,522 net of related taxes or $.04 per share on both a basic and diluted basis).
(c)	Includes a restructuring and integration charge ($2,286 net of related taxes or $.02 per share on both a basic and diluted basis).
(d)
Includes a restructuring and integration charge ($2,674 net of related taxes or $.02 per share on both a basic and diluted basis) and an income tax benefit ($6,024 net of related taxes or $.05 per share on both a basic and diluted basis), principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany.

(e)	Includes a restructuring and integration charge ($6,598 net of related taxes or $.05 per share on both a basic and diluted basis).

(f)
Includes a restructuring and integration charge ($920 net of related taxes or $.01 per share on both a basic and diluted basis), and a loss on prepayment of debt ($1,558 net of related taxes or $.01 per share on both a basic and diluted basis).

(g)	Includes a restructuring and integration charge ($1,894 net of related taxes or $.02 per share on both a basic and diluted basis).
(h)	Includes a restructuring and integration charge ($1,101 net of related taxes or $.01 per share on both a basic and diluted basis).

(i)
Includes a charge related to a pre-acquisition warranty claim ($1,861 net of related taxes or $.02 per share on both a basic and diluted basis), a charge related to the pre-acquisition environmental matters arising out of the company’s purchase of Wyle ($867 net of related taxes or $.01 per share on both a basic and diluted basis), and a restructuring and integration charge ($5,062 net of related taxes or $.04 per share on both a basic and diluted basis). Also includes the reduction of the provision for income taxes of $46,176 and the reduction of interest expense of $6,900 ($4,200 net of related taxes) related to the settlement of certain income tax matters.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.	Controls and Procedures.
Disclosure Controls and Procedures
The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2007 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, and concluded that it is effective.
The company acquired substantially all of the assets and operations of the KeyLink Systems Group business (“KeyLink”) in March 2007, Centia Group Limited and AKS Group AB (“Centia/AKS”) in September 2007, and Universe Electron Corporation (“UEC”) in November 2007. The company has excluded KeyLink, Centia/AKS, and UEC from its assessment of and conclusion on the effectiveness of the company’s internal control over financial reporting. KeyLink, Centia/AKS, and UEC accounted for 12.2 percent of total assets (6.1 percent excluding cost in excess of net assets of companies acquired recorded in connection with these acquisitions) and 1.2 percent of net assets as of December 31, 2007 and 8.2 percent of the company’s consolidated sales and 4.5 percent of the company’s consolidated net income for the year ended December 31, 2007.
The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2007, as stated in their report, which is included herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited Arrow Electronics, Inc.’s (the “company”) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the KeyLink Systems Group business (“KeyLink”), Centia Group Limited (“Centia”), AKS Group AB (“AKS”), and Universe Electron Corporation (“UEC”), acquired by the company during 2007 and which were included in the company’s 2007 consolidated financial statements and which constituted 12.2 percent of total assets (6.1 percent excluding cost in excess of net assets of companies acquired recorded in connection with these acquisitions) and 1.2 percent of net assets as of December 31, 2007 and 8.2 percent of the company’s consolidated sales and 4.5 percent of the company’s consolidated net income for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of KeyLink, Centia, AKS, and UEC.
In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 8, 2008 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 8, 2008

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
Item 9B. Other Information.
None.

PART III
Item 10. Directors and Executive Officers of the Registrant.
See “Executive Officers” in Part I of this annual report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, are incorporated herein by reference.
Information about the company’s audit committee financial experts set forth under the heading “The Board and its Committees” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, is incorporated herein by reference.
Information about the company’s code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the “Finance Code of Ethics,” as well as a code of ethics governing all employees, known as the “Worldwide Code of Business Conduct and Ethics,” is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.
Information about the company’s “Corporate Governance Guidelines” and written committee charters for the company’s Audit Committee, Compensation Committee, and Corporate Governance Committee is available free-of-charge on the company’s website at http://www.arrow.com and is available in print to any shareholder upon request.
Item 11. Executive Compensation.
The information set forth under the heading “Compensation Discussion and Analysis” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, and is incorporated herein by reference.

Item 13.	Certain Relationships and Related Transactions.
The information required by Item 13 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, and is incorporated herein by reference.

Item 14.	Principal Accounting Fees and Services.
The information set forth under the heading “Principal Accounting Firm Fees” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2008, is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:

		Page
1.	Financial Statements.
	Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	37

	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005	38

	Consolidated Balance Sheets as of December 31, 2007 and 2006	39

	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005	40

	Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005	41

	Notes to Consolidated Financial Statements	43

2.	Financial Statement Schedule.

	Schedule II – Valuation and Qualifying Accounts	91

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3.	Exhibits.

	See Index of Exhibits included on pages 84 - 90

INDEX OF EXHIBITS

Exhibit
Number	Exhibit

2(a)
Share Purchase Agreement, dated as of February 7, 2000, by and between Arrow Electronics, Inc., Tekelec Airtronic, Zedtek, Investitech, and Natec (incorporated by reference to Exhibit 2(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 2000, Commission File No. 1-4482).

2(b)
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

2(d)
Asset Purchase Agreement, dated January 2, 2007, for sale of certain assets of KeyLink Systems, a business of Agilysys, Inc., and Agilysys Canada Inc., to Arrow Electronics, Inc., Arrow Electronics Canada Ltd., and Support Net, Inc. (incorporated by reference to Exhibit 2(e) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

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

Exhibit
Number	Exhibit

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

Exhibit
Number	Exhibit

10(a)
Arrow Electronics Savings Plan, as amended and restated on January 1, 2007 (incorporated by reference to Exhibit 10(a) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

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

10(k)(ii)
Employment Agreement, dated as of December 13, 2002, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(i)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(iii)
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

10(k)(vi)
Employment Agreement, dated as of August 29, 2006, by and between the company and Vincent Melvin (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated September 8, 2006, Commission File No. 1-4482).

10(k)(vii)
Employment Agreement, dated as of January 1, 2007, by and between the company and Kevin Gilroy (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K dated December 12, 2006, Commission File No. 1-4482).

10(k)(viii)
Employment Agreement, dated as of February 1, 2007, by and between the company and John P. McMahon (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated February 9, 2007, Commission File No. 1-4482).

10(k)(ix)
Employment Agreement, dated as of January 1, 2007, by and between the company and M. Catherine Morris (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated February 22, 2007, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(k)(x)
Form of agreement between the company and all corporate officers, including the employees party to the Employment Agreements listed in 10(k)(ii)-(xv) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(xi)
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

10(k)(xiii)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(k)(xii) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(l)(i)
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

10(l)(ii)
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

10(m)
Amended and Restated Five Year Credit Agreement, dated as of January 11, 2007, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Nova Scotia, BNP Paribas and Wachovia Bank National Association, as syndication agents (incorporated by reference to Exhibit 10(n) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(i)
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

10(n)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(n)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(n)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(n)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(n)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(n)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(n)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(o)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(n)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(o)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(o)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged			Balance
For the three years ended	beginning	to		Write-	at end
December 31,	of year	income	Other(a)	down	of year

Allowance for doubtful accounts

2007	$75,404	$14,211	$1,372	$19,755	$71,232

2006	$47,076	$13,023	$26,179	$10,874	$75,404

2005	$42,476	$3,216	$11,168	$9,784	$47,076

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2007, 2006, and 2005.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.
By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel, and Secretary February 8, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 8, 2008:

By:	/s/ William E. Mitchell

William E. Mitchell, Chairman, President
and Chief Executive Officer

By:	/s/ Paul J. Reilly

Paul J. Reilly, Senior Vice President and
Chief Financial Officer

By:	/s/ Michael A. Sauro

Michael A. Sauro, Vice President and
Corporate Controller

By:	/s/ Daniel W. Duval

Daniel W. Duval, Lead Director

By:	/s/ John N. Hanson

John N. Hanson, Director

By:	/s/ Richard S. Hill

Richard S. Hill, Director

By:	/s/ Fran Keeth

Fran Keeth, Director

By:	/s/ Roger King

Roger King, Director

By:	/s/ Karen Gordon Mills

Karen Gordon Mills, Director

By:	/s/ Stephen C. Patrick

Stephen C. Patrick, Director

By:	/s/ Barry W. Perry

Barry W. Perry, Director

By:	/s/ John C. Waddell

John C. Waddell, Director