Form 10-Q
period 2008-03-31
ARROW ELECTRONICS INC
filed 2008-04-24
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes [X]  No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer [X]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ]  No [X]
There were 122,712,492 shares of Common Stock outstanding as of April 18, 2008.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Sales	$4,028,491	$3,497,564

Costs and expenses:
Cost of products sold	3,442,200	2,957,933
Selling, general and administrative expenses	405,512	370,226
Depreciation and amortization	17,217	12,893
Restructuring and integration charge (credit)	6,478	(6,147)
Preference claim from 2001	12,941	-

	3,884,348	3,334,905

Operating income	144,143	162,659

Equity in earnings of affiliated companies	2,354	1,985

Interest expense, net	25,072	23,068

Income before income taxes and minority interest	121,425	141,576

Provision for income taxes	35,520	44,556

Income before minority interest	85,905	97,020

Minority interest	34	726

Net income	$85,871	$96,294

Net income per share:
Basic	$.70	$.78

Diluted	$.69	$.77

Average number of shares outstanding:

Basic	122,777	122,991
Diluted	123,789	124,350
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$391,884	$447,731
Accounts receivable, net	3,074,844	3,281,169
Inventories	1,805,612	1,679,866
Prepaid expenses and other assets	184,054	180,629

Total current assets	5,456,394	5,589,395

Property, plant and equipment, at cost:
Land	42,316	41,553
Buildings and improvements	182,476	175,979
Machinery and equipment	612,296	580,278

	837,088	797,810
Less: Accumulated depreciation and amortization	(461,151)	(442,649)

Property, plant and equipment, net	375,937	355,161

Investments in affiliated companies	47,566	47,794
Cost in excess of net assets of companies acquired	1,814,849	1,779,235
Other assets	385,617	288,275

Total assets	$8,080,363	$8,059,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,279,950	$2,535,583
Accrued expenses	472,847	438,898
Short-term borrowings, including current portion of long-term debt	12,422	12,893

Total current liabilities	2,765,219	2,987,374

Long-term debt	1,263,549	1,223,337
Other liabilities	276,654	297,289

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2008 and 2007 Issued – 125,048 and 125,039 shares in 2008 and 2007, respectively	125,048	125,039
Capital in excess of par value	1,024,669	1,025,611
Retained earnings	2,270,615	2,184,744
Foreign currency translation adjustment	450,264	312,755
Other	(11,881)	(8,720)

	3,858,715	3,639,429

Less: Treasury stock (2,178 and 2,212 shares in 2008 and 2007, respectively), at cost	(83,774)	(87,569)

Total shareholders’ equity	3,774,941	3,551,860

Total liabilities and shareholders’ equity	$8,080,363	$8,059,860

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities:
Net income	$85,871	$96,294
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	17,217	12,893
Amortization of stock-based compensation	5,499	6,442
Amortization of deferred financing costs and discount on notes	572	555
Equity in earnings of affiliated companies	(2,354)	(1,985)
Minority interest	34	726
Excess tax benefits from stock-based compensation arrangements	(266)	(5,006)
Deferred income taxes	(4,379)	1,452
Restructuring and integration charge (credit)	4,159	(4,522)
Preference claim from 2001	7,822	-
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	287,479	49,610
Inventories	(71,348)	73,100
Prepaid expenses and other assets	(3,332)	416
Accounts payable	(296,846)	(126,070)
Accrued expenses	28,545	8,543
Other	(17,969)	1,089

Net cash provided by operating activities	40,704	113,537

Cash flows from investing activities:
Acquisition of property, plant and equipment	(32,345)	(21,984)
Cash consideration paid for acquired businesses	(73,398)	(491,475)
Proceeds from sale of facilities	-	8,810
Other	(124)	335

Net cash used for investing activities	(105,867)	(504,314)

Cash flows from financing activities:
Change in short-term borrowings	(766)	(17,607)
Repayment of long-term borrowings	(409,428)	(1,312)
Proceeds from long-term borrowings	409,784	345,000
Repayment of senior notes	-	(169,136)
Proceeds from exercise of stock options	1,347	32,759
Excess tax benefits from stock-based compensation arrangements	266	5,006
Repurchases of common stock	(4,421)	-

Net cash (used for) provided by financing activities	(3,218)	194,710

Effect of exchange rate changes on cash	12,534	(250)

Net decrease in cash and cash equivalents	(55,847)	(196,317)

Cash and cash equivalents at beginning of period	447,731	337,730

Cash and cash equivalents at end of period	$391,884	$141,413

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note A – Basis of Presentation
The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company” or “Arrow”) were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of Statement No. 161 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the statement of operations; the recognition of restructuring costs in the statement of operations for which the acquirer becomes obligated after the acquisition date; and contingent arrangements to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the statement of operations. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated statement of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the statement of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
and results of operations.
Note C – Fair Value Measurements
In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. Statement No. 157 applies to other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.
In February 2008, the FASB issued FASB Staff Position 157-2, which provides for a one-year deferral of the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed at fair value in the consolidated financial statements on a non-recurring basis. The company is currently evaluating the impact of adopting the provisions of Statement No. 157 for non-financial assets and liabilities that are recognized or disclosed on a non-recurring basis.
Effective January 1, 2008, the company adopted the provisions of Statement No. 157 for financial assets and liabilities, as well as for any other assets and liabilities that are carried at fair value on a recurring basis. The adoption of the provisions of Statement No. 157 related to financial assets and liabilities and other assets and liabilities that are carried at fair value on a recurring basis did not materially impact the company’s consolidated financial position and results of operations.
Statement No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The following table presents assets/(liabilities) measured at fair value on a recurring basis at March 31, 2008:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$44,522	$-	$-	$44,522
Cross-currency swaps	-	(90,143)	-	(90,143)
Interest rate swaps	-	15,236	-	15,236

	$44,522	$(74,907)	$-	$(30,385)

Note D – Acquisitions
The following acquisitions were accounted for as purchase transactions and, accordingly, results of operations were included in the company’s consolidated results from the dates of acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
2008
In February 2008, the company acquired all of the assets related to the franchise components distribution business of Hynetic Electronics and Shreyanics Electronics (“Hynetic”). Hynetic is based in India. Total Hynetic sales for 2007 were approximately $20,000. The impact of the acquisition of Hynetic was not material to the company’s consolidated financial position and results of operations.
In February 2008, the company acquired all of the assets and operations of ACI Electronics LLC (“ACI”), one of the largest independent distributors of electronic components used in defense and aerospace applications. ACI was headquartered in Denver, Colorado and distributed products in the United States, Israel, and Italy. Total ACI sales for 2007 were approximately $60,000. The impact of the ACI acquisition was not material to the company’s consolidated financial position and results of operations.
In February 2008, the company signed a definitive agreement to acquire LOGIX S.A. (“LOGIX”), a subsidiary of Group OPEN. LOGIX, which is headquartered in France, has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. This transaction is subject to customary closing conditions, including European Union competition clearance, and is expected to be completed in the second quarter of 2008.
In March 2008, the company signed a definitive agreement to acquire the components distribution business of Achieva Ltd. (“Achieva”), a value-added distributor in Asia Pacific. Achieva has approximately 200 employees and has a presence in eight countries. Achieva is focused on creating value for its partners through technical support and demand creation activities. This transaction is subject to customary closing conditions, including the approval by the shareholders of Achieva Ltd. and is expected to be completed in the second quarter of 2008.
2007
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480,640 in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys.
The following table summarizes the final allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the KeyLink acquisition:

Accounts receivable, net	$170,231
Inventories	47,100
Prepaid expenses and other assets	4,893
Property, plant and equipment	10,046
Identifiable intangible assets	78,700
Cost in excess of net assets of companies acquired	374,635
Accounts payable	(198,970)
Accrued expenses	(2,955)
Other liabilities	(3,040)

Net consideration paid	$480,640

During the first quarter of 2008, the company completed its valuation of identifiable intangible assets. The company allocated $63,000 of the purchase price to intangible assets relating to customer relationships, with a useful life of 11 years, $12,000 to a long-term procurement agreement, with a useful life of five years, and $3,700 to other intangible assets (consisting of non-competition agreements and sales

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
backlog), with a useful life of one year. These identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets.
The following table summarizes the company’s unaudited consolidated results of operations for the first quarter of 2007, as well as the unaudited pro forma consolidated results of operations of the company as though the KeyLink acquisition occurred on January 1, 2007:

	For the Three Months Ended
	March 31, 2007
	As Reported	Pro Forma
Sales	$3,497,564	$3,794,087
Net income	96,294	97,680
Net income per share:
Basic	$.78	$.79
Diluted	$.77	$.79
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisition had occurred as of the beginning of 2007, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
Other
Amortization expense related to identifiable intangible assets for the first quarter of 2008 and 2007 was $3,806 and $606, respectively.
In January 2008, the company made a payment of $8,699 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
Note E – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global
	Components	Global ECS	Total
December 31, 2007	$1,091,249	$687,986	$1,779,235
Acquisitions	56,136	(80,710)	(24,574)
Other (primarily foreign currency translation)	47,941	12,247	60,188

March 31, 2008	$1,195,326	$619,523	$1,814,849

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
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Marubun/Arrow	$33,625	$31,835
Altech Industries	13,818	15,782
Other	123	177

	$47,566	$47,794

The equity in earnings (loss) of affiliated companies consist of the following:

	For the Three
	Months Ended
	March 31,
	2008	2007
Marubun/Arrow	$1,778	$1,463
Altech Industries	638	521
Other	(62)	1

	$2,354	$1,985

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At March 31, 2008, the company’s pro-rata share of this debt was approximately $6,500. The company believes there is sufficient equity in the joint ventures to meet their obligations.
Investment Securities
The company has a 3.3% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	March 31, 2008		December 31, 2007
	Marubun	WPG	Marubun	WPG
Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	(8,138)	21,816	(1,212)	17,160

Fair value	$11,908	$32,614	$18,834	$27,958

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The company concluded that the decline in its Marubun investment is temporary and, accordingly, has not recognized a loss in the consolidated statements of operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment’s cost, and publicly available information about the industry and geographic region in which Marubun operates. In addition, the fair value of the Marubun investment has been below the cost basis for less than twelve months.
The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets, and the related unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
Note G – Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. The company had no outstanding borrowings under the asset securitization program at March 31, 2008 and December 31, 2007.
Accounts receivable, net, consists of the following at March 31, 2008 and December 31, 2007:

	March 31,	December 31,
	2008	2007
Accounts receivable	$3,144,697	$3,352,401
Allowance for doubtful accounts	(69,853)	(71,232)

Accounts receivable, net	$3,074,844	$3,281,169

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note H – Debt
The company had no outstanding borrowings under its revolving credit facility at March 31, 2008 and December 31, 2007.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all of the covenants as of March 31, 2008. The company is not aware of any events that would cause non-compliance in the future.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $23,451 and $14,438 at March 31, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $66,692 and $46,198 at March 31, 2008 and December 31, 2007, respectively.
The related unrealized gains and losses on these net investment hedges are recorded in “Foreign currency translation adjustment,” which is included in the shareholders’ equity section of the accompanying consolidated balance sheets.
Interest Rate Swaps
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
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (5.299% at March 31, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $2,129 and $155 at March 31, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.50% at March 31, 2008 and December 31, 2007), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.51% and 7.24% at March 31, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $17,365 and $7,546 at March 31, 2008 and December 31, 2007, respectively.
Other
Interest expense, net, includes interest income of $1,011 and $1,769 for the first quarters of 2008 and 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note I – Restructuring and Integration Charges
2008 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $6,478 ($4,159 net of related taxes or $.03 per share on both a basic and diluted basis) for the first quarter of 2008. Included in the restructuring and integration charge for 2008 is a restructuring charge of $5,372 related to initiatives taken by the company during the first quarter of 2008 to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $7,000 per annum, with approximately $1,000 realized in the first quarter of 2008. Also included in the total restructuring and integration charge for 2008 is a restructuring charge of $633 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $473, primarily related to the ACI and KeyLink acquisitions.
The following table presents the 2008 restructuring charge and activity in the restructuring accrual for the first quarter of 2008:

	Personnel
	Costs	Facilities	Total

Restructuring charge	$5,083	$289	$5,372
Payments	(806)	(40)	(846)
Foreign currency translation	60	-	60

March 31, 2008	$4,337	$249	$4,586

The restructuring charge of $5,372 in the first quarter of 2008 includes personnel costs of $5,083 related to the elimination of approximately 80 positions, primarily within the company’s global components business segment related to the company’s continued focus on operational efficiency, and facilities costs of $289, related to exit activities for vacated facilities in North America due to the company’s continued efforts to reduce real estate costs.
2007 Restructuring and Integration Credit
The company recorded a net restructuring and integration credit of $6,147 ($4,522 net of related taxes or $.04 per share on both a basic and diluted basis) for the first quarter of 2007. Included in the net restructuring and integration credit for 2007 is a $7,990 gain on the sale of the company’s Harlow, England facility, offset, in part, by a restructuring charge of $536 related to initiatives taken by the company during the first quarter of 2007 to make its organizational structure more efficient. Also included in the net restructuring and integration credit for 2007 is a restructuring credit of $810 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2,117, primarily related to the KeyLink acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the activity in the restructuring accrual for the first quarter of 2008 related to the 2007 restructuring:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$3,815	$5,816	$14	$9,645
Restructuring charge	323	169	-	492
Payments	(2,387)	(337)	(14)	(2,738)
Foreign currency translation	105	(9)	-	96

March 31, 2008	$1,856	$5,639	$-	$7,495

Restructuring Accrual Related to Actions Taken Prior to 2007
The following table presents the activity in the restructuring accrual for the first quarter of 2008 related to restructuring actions taken prior to 2007:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$345	$2,724	$1,627	$4,696
Restructuring charge (credit)	(60)	-	201	141
Payments	(6)	(270)	-	(276)
Non-cash usage	-	-	(150)	(150)
Foreign currency translation	26	53	68	147

March 31, 2008	$305	$2,507	$1,746	$4,558

Integration
The following table presents the activity in the integration accrual for the first quarter of 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$557	$1,574	$3,016	$5,147
Integration costs (a)	463	-	10	473
Payments	(349)	(139)	-	(488)
Foreign currency translation	-	11	-	11

March 31, 2008	$671	$1,446	$3,026	$5,143

(a)   Integration costs of $473 are primarily related to personnel costs associated with the elimination of approximately 10 positions in North America, related to the ACI and KeyLink acquisitions.
Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $21,782 at March 31, 2008, of which $20,036 is expected to be spent in cash, and are expected to be utilized as follows:
•	The personnel costs accruals of $7,169 to cover costs associated with the termination of personnel, which are primarily expected to be spent within one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
•	The facilities accruals totaling $9,841 relate to vacated leases with scheduled payments of $2,272 in 2008, $2,520 in 2009, $1,753 in 2010, $629 in 2011, $608 in 2012, and $2,059 thereafter.
•	Other accruals of $4,772 are expected to be utilized over several years.
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three
	Months Ended
	March 31,
	2008	2007

Net income	$85,871	$96,294

Weighted average shares outstanding – basic	122,777	122,991
Net effect of various dilutive stock-based compensation awards	1,012	1,359

Weighted average shares outstanding – diluted	123,789	124,350

Net income per share:
Basic	$.70	$.78

Diluted (a)	$.69	$.77

(a)
The effect of options to purchase 2,408 and 1,152 shares for the first quarters of 2008 and 2007, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

Note K – Shareholders’ Equity
Comprehensive Income
The components of comprehensive income are as follows:

	For the Three
	Months Ended
	March 31,
	2008	2007

Net income	$85,871	$96,294
Foreign currency translation adjustments (a)	137,509	11,990
Other (b)	(3,161)	(1,555)

Comprehensive income	$220,219	$106,729

(a)
Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments are not tax effected as investments in international affiliates are deemed to be permanent.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(b)
Other includes unrealized gains or losses on securities, unrealized gains or losses on interest rate swaps designated as cash flow hedges, and other employee benefit plan items. Each of these items are net of related taxes.

Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program (the “program”), as adjusted, to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. As of March 31, 2008, the company repurchased 2,215,539 shares under this program, which had a market value of $88,657 at the dates of repurchase. In December 2007, the Board of Directors authorized the company to repurchase an additional $100,000 of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three
	Months Ended
	March 31,
	2008	2007

Components of net periodic benefit costs:
Service cost	$644	$661
Interest cost	2,151	2,069
Expected return on plan assets	(1,715)	(1,639)
Amortization of unrecognized net loss	454	414
Amortization of prior service cost	137	137
Amortization of transition obligation	103	103

Net periodic benefit costs	$1,774	$1,745

Note M – Contingencies
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global enterprise computing solutions (“ECS”) customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, in the first quarter of 2008, the company recorded a charge of $12,941 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company intends to continue to defend its position through post-trial motions and an appeal, if necessary.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Environmental and Related Matters
In 2000, the company assumed certain of the then outstanding obligations of Wyle Electronics (“Wyle”), including Wyle’s obligation to indemnify the purchasers of its Laboratories division for environmental clean-up costs associated with pre-1995 contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from the VEBA Group (“VEBA”), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle’s sale of its Laboratories division. The company is currently engaged in clean up and/or investigative activities at the Wyle sites in Huntsville, Alabama and Norco, California.
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $1,600 was spent to date. The company currently estimates additional investigative expenditures at the site of approximately $680 to $2,000, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.
At the Norco site, approximately $21,600 was expended to date on investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system which captures and treats groundwater before it moves into the adjacent offsite area. Approximately $4,300 has been spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite, will cost an additional $3,700 to $4,000.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $1,500 to $1,600. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $1,700 and $2,000. Feasibility studies, including a final report and the design of remedial measures, are estimated to cost between $600 and $700.
Despite the amount of work undertaken and planned to date, the complete scope of work in connection with the Norco site is not yet known, and, accordingly, the associated costs not yet determined.
The litigation associated with these environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which were consolidated with it; Arrow’s actions against E.ON AG, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. In April 2008, the United States Court of Appeals for the 9th Circuit declined to overturn the U.S. District Court’s prior finding in the action against E.ON that the enforcement and interpretation of E.ON AG’s contractual obligations are matters for a court in Germany to determine. The company disagrees with the ruling and is considering seeking further review. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $2,555 during the first three months of 2008 to $27,499. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Other
From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.
Note N – Segment and Geographic Information
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment. As a result of the company’s philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.
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
Sales and operating income (loss), by segment, are as follows:

	For the Three
	Months Ended
	March 31,
	2008	2007

Sales:
Global components	$2,922,243	$2,785,257
Global ECS	1,106,248	712,307

Consolidated	$4,028,491	$3,497,564

Operating income (loss):
Global components	$160,578	$154,581
Global ECS	30,673	29,480
Corporate (a)	(47,108)	(21,402)

Consolidated	$144,143	$162,659

(a)
Includes a restructuring and integration charge of $6,478 and a restructuring and integration credit of $6,147 for the first quarters of 2008 and 2007, respectively, and a charge of $12,941 related to the preference claim from 2001 for the first quarter of 2008.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Total assets, by segment, are as follows:

	March 31,	December 31,
	2008	2007

Global components	$5,535,878	$5,164,822
Global ECS	1,893,033	2,245,417
Corporate	651,452	649,621

Consolidated	$8,080,363	$8,059,860

Sales, by geographic area, are as follows:

	For the Three
	Months Ended
	March 31,
	2008	2007

North America (b)	$2,024,728	$1,697,875
EMEASA	1,350,776	1,254,645
Asia/Pacific	652,987	545,044

Consolidated	$4,028,491	$3,497,564

(b)	Includes sales related to the United States of $1,863,121 and $1,565,482 for the first quarters of 2008 and 2007, respectively.
Net property, plant and equipment, by geographic area, are as follows:

	March 31,	December 31,
	2008	2007

North America (c)	$278,051	$261,134
EMEASA	78,073	74,937
Asia/Pacific	19,813	19,090

Consolidated	$375,937	$355,161

(c)	Includes net property, plant and equipment related to the United States of $276,869 and $259,948 at March 31, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first quarter of 2008, approximately 73% of the company’s sales consisted of electronic components, and approximately 27% of the company’s sales consisted of enterprise computing solutions.
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
Operating efficiency and working capital management remain a key focus of the company’s business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital. To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company looks to make strategic acquisitions to broaden its product offerings, increase its market share, and/or expand its geographic reach. Investments needed to fund this growth are developed through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys.
Consolidated sales for the first quarter of 2008 grew by 15.2%, compared with the year-earlier period, primarily as a result of the impact of acquisitions, the company’s increased focus on sales-related initiatives, and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. This increase was offset, in part, by weakness in the global components business in Europe. On a pro forma basis, which includes KeyLink as though this acquisition occurred on January 1, 2007 and excluding sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, consolidated sales for the first quarter of 2008 increased by 5.2%. In the global ECS business segment, sales for the first quarter of 2008 grew by 55.3%, compared with the year-earlier period, primarily due to the KeyLink acquisition and sales from the long-term procurement agreement with Agilysys. On a pro forma basis, which includes KeyLink as though this acquisition occurred on January 1, 2007 and excluding sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for the first quarter of 2008 grew by 5.9%, compared with the year-earlier period, primarily due to growth in storage, software and services due to the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in sales of servers. In the global components business segment, sales for the first quarter of 2008 increased by 4.9%, compared with the year-earlier period, primarily due to increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in Europe.
Net income decreased to $85.9 million in the first quarter of 2008, compared with net income of $96.3 million in the year-earlier period. The following items impacted the comparability of the company’s results for the first quarters of 2008 and 2007:

•
a restructuring and integration charge of $6.5 million ($4.2 million net of related taxes) in 2008 and a restructuring and integration credit of $6.1 million ($4.5 million net of related taxes) in 2007; and

•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008.
The decrease in net income was also due to increased selling, general and administrative expenses to support the increase in sales, and higher depreciation and amortization expense, primarily related to acquisitions, offset by increased gross profit on higher sales and a lower effective tax rate.
Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for the first quarter of 2008 increased by $530.9 million, or 15.2%, compared with the year-earlier period. The increase in consolidated sales over the first quarter of 2007 was driven by an increase of $393.9 million, or 55.3%, in the global ECS business segment and an increase of $137.0 million, or 4.9%, in the global components business segment.
In the global ECS business segment, sales for the first quarter of 2008 increased by 55.3%, compared with the year-earlier period, primarily due to the KeyLink acquisition. On a pro forma basis, which includes KeyLink as though this acquisition occurred on January 1, 2007 and excluding sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for the first quarter of 2008 grew by 5.9%, compared with the year-earlier period, primarily due to growth in storage, software and services due to the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in sales of servers.
In the global components business segment, sales for the first quarter of 2008 increased by 4.9%, compared with the year-earlier period, primarily due to increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $163.7 million for the first quarter of 2008, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales increased by 10.5% for the first quarter of 2008.
Gross Profit
The company recorded gross profit of $586.3 million in the first quarter, compared with $539.6 million in the year-earlier period. The gross profit margin for the first quarter of 2008 decreased by approximately 90 basis points, compared with the year-earlier period. The decrease in gross profit margin was in part due to the KeyLink acquisition, which has lower gross profit margins (as well as a lower operating expense structure). On a pro forma basis, which includes KeyLink as though this acquisition occurred on January 1, 2007, the gross profit margin for the first quarter of 2008 decreased by approximately 50 basis points, compared with the year-earlier period, primarily due to lower supplier rebates in the global ECS business segment due to weakness in sales of servers, as well as a change in the mix in the company’s business, with the global ECS business segment and Asia/Pacific being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia/Pacific market tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs of those businesses and lower working capital requirements.
Restructuring and Integration Charge (Credit)
2008 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $6.5 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) for the first quarter of 2008. Included in the restructuring and integration charge for 2008 is a restructuring charge of $5.4 million related to initiatives taken by the company during the first quarter of 2008 to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $7.0 million per annum, with approximately $1.0 million realized in the first quarter of 2008. Also included in the total restructuring and integration charge for 2008 is a restructuring charge of $.6 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $.5 million, primarily related to the ACI Electronics LLC and KeyLink acquisitions.
2007 Restructuring and Integration Credit
The company recorded a net restructuring and integration credit of $6.1 million ($4.5 million net of related taxes or $.04 per share on both a basic and diluted basis) for the first quarter of 2007. Included in the net restructuring and integration credit for 2007 is an $8.0 million gain on the sale of the company’s Harlow, England facility, offset, in part, by a restructuring charge of $.5 million related to initiatives taken by the company during the first quarter of 2007 to make its organizational structure more efficient. Also included in the net restructuring and integration credit for 2007 is a restructuring credit of $.8 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2.1 million, primarily related to the KeyLink acquisition.
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, in the first quarter of 2008, the company recorded a charge of $12.9 million ($7.8 million net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company intends to continue to defend its position through post-trial motions and an appeal, if necessary.
Operating Income
The company recorded operating income of $144.1 million in the first quarter of 2008, as compared with operating income of $162.7 million in the year-earlier period. Included in operating income for the first quarter of 2008 was the previously discussed restructuring and integration charge of $6.5 million and a charge related to the preference claim from 2001 of $12.9 million. Included in operating income for the first quarter of 2007 was the previously discussed net restructuring and integration credit of $6.1 million.
Selling, general and administrative expenses increased $35.3 million, or 9.5%, in the first quarter of 2008 on a sales increase of 15.2% compared with the first quarter of 2007. The dollar increase in selling, general and administrative expenses in the first quarter of 2008 compared with the year-earlier period, was due to selling, general and administrative expenses incurred by KeyLink, higher selling expenses to support increased sales, and the impact of foreign exchange rates. Selling, general and administrative expenses as a percentage of sales was 10.1% and 10.6% for the first quarters of 2008 and 2007, respectively. The decrease in selling, general and administrative expenses as a percentage of sales in the first quarter of 2008 compared with the year-earlier period, was primarily due to the KeyLink acquisition, which has lower selling, general and administrative expenses as a percentage of sales and the company’s ability to more efficiently leverage its existing cost structure to support higher levels of sales.
Interest Expense
Net interest expense increased by $2.0 million, or 8.7%, in the first quarter of 2008, compared with the year-earlier period. The increase was due to lower interest income and higher average debt balances, offset, in part, by lower variable interest rates.
Income Taxes
The company recorded a provision for income taxes of $35.5 million (an effective tax rate of 29.3%) for the first quarter of 2008. The company’s provision for income taxes and effective tax rate for the first quarter of 2008 was impacted by the previously discussed restructuring and integration charge and preference claim from 2001. Excluding the impact of the previously discussed restructuring and integration charge and preference claim from 2001, the company’s effective tax rate for the first quarter of 2008 was 30.5%.
The company recorded a provision for income taxes of $44.6 million (an effective tax rate of 31.5%) for the first quarter of 2007. The company’s provision for income taxes and effective tax rate for the first quarter of 2007 was impacted by the previously discussed net restructuring and integration credit. Excluding the impact of the previously discussed net restructuring and integration credit, the company’s effective tax rate for the first quarter of 2007 was 31.7%.
The company’s provision for income taxes and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Net Income
The company recorded net income of $85.9 million in the first quarter of 2008, compared with net income of $96.3 million in the year-earlier period. Included in net income for the first quarter of 2008 was the previously discussed restructuring and integration charge of $4.2 million and a charge related to the preference claim from 2001 of $7.8 million. Included in net income for the first quarter of 2007 was the previously discussed net restructuring and integration credit of $4.5 million. The decrease in net income was also due to increased selling, general and administrative expenses to support the increase in sales, and higher depreciation and amortization expense, primarily related to acquisitions, offset by increased gross profit on higher sales and a lower effective tax rate.
Liquidity and Capital Resources
At March 31, 2008 and December 31, 2007, the company had cash and cash equivalents of $391.9 million and $447.7 million, respectively.
During the first quarter of 2008, the net amount of cash provided by the company’s operating activities was $40.7 million, the net amount of cash used for investing activities was $105.9 million, and the net amount of cash used for financing activities was $3.2 million. The effect of exchange rate changes on cash was an increase of $12.5 million.
During the first quarter of 2007, the net amount of cash provided by the company’s operating activities was $113.5 million, the net amount of cash used for investing activities was $504.3 million, and the net amount of cash provided by financing activities was $194.7 million. The effect of exchange rate changes on cash was a decrease of $.3 million.

Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 60.4% and 61.6% at March 31, 2008 and December 31, 2007, respectively.
The net amount of cash provided by the company’s operating activities during the first quarter of 2008 was $40.7 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable, offset, in part, by an increase in inventory and a decrease in accounts payable.
The net amount of cash provided by the company’s operating activities during the first quarter of 2007 was $113.5 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory and accounts receivable, and an increase in accrued expenses, offset, in part, by a decrease in accounts payable.
Working capital as a percentage of sales was 16.1% in the first quarter of 2008 compared with 18.9% in the first quarter of 2007.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first quarter of 2008 was $105.9 million, primarily reflecting $73.4 million of cash consideration paid for acquired businesses and $32.3 million for capital expenditures, which includes $21.0 million of capital expenditures related to the company’s global enterprise resource planning (“ERP”) initiative.
During the first quarter of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, and ACI Electronics LLC, one of the largest independent distributors of electronic components used in defense and aerospace applications, for aggregate cash consideration of $64.7 million. In addition, the company made a payment of $8.7 million to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
The net amount of cash used for investing activities during the first quarter of 2007 was $504.3 million, primarily reflecting $491.5 million of cash consideration paid for acquired businesses and $22.0 million for capital expenditures, which includes $9.1 million of capital expenditures related to the company’s global ERP initiative. This was offset, in part, by $8.8 million of cash proceeds from the sale of the company’s Harlow, England facility.
During the first quarter of 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor based in Cleveland, Ohio, for a cash purchase price of $491.5 million, including acquisition costs. During the second quarter of 2007, the purchase price was revised to $480.6 million due to adjustments resulting from a closing audit.
During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2008, the estimated cash flow impact of this ERP initiative is expected to be in the $90 to $100 million range with the annual impact decreasing by approximately $25 million in 2009. The company expects to finance these costs with cash flow from operations.
Cash Flows from Financing Activities
The net amount of cash used for financing activities during the first quarter of 2008 was $3.2 million. The primary sources of cash during the first quarter of 2008 included $1.3 million of proceeds from the exercise of stock options and $.4 million of net borrowings of long-term debt. The primary uses of cash during the first quarter of 2008 included $.8 million of net repayments of short-term borrowings and $4.4 million of repurchases of common stock.

The net amount of cash provided by financing activities during the first quarter of 2007 was $194.7 million. The primary sources of cash during the first quarter of 2007 included $345.0 million of proceeds from long-term borrowings, $32.8 million of proceeds from the exercise of stock options, and $5.0 million of excess tax benefits from stock-based compensation arrangements. The $345.0 million in proceeds from long-term borrowings includes $200.0 million of borrowings under a term loan with a bank which is repayable in full in 2012, $100.0 million of borrowings under the company’s asset securitization program, and $45.0 million in borrowings under the company’s revolving credit facility. The primary uses of cash during the first quarter of 2007 included the repayment of $169.1 million of 7% senior notes in January 2007 in accordance with their terms, net repayments of short-term borrowings of $17.6 million, and other long-term debt repayments of $1.3 million.
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at March 31, 2008). The facility fee related to the credit facility is .125%. The company also entered into a $200.0 million term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at March 31, 2008).
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at March 31, 2008). The facility fee is .125%.
The company had no outstanding borrowings under its asset securitization program or its revolving credit facility at March 31, 2008 and December 31, 2007.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there were no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business.
Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100.0 million of the company’s outstanding common stock through a share-repurchase program. As of March 31, 2008, the company repurchased 2,215,539 shares under the share-repurchase program with a market value of $88.7 million. In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.
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
The company believes there were no significant changes during the first quarter of 2008 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s planned implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Forward-looking statements are those statements, which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at March 31, 2008 and December 31, 2007 was $278.7 million and $262.9 million, respectively. The carrying amounts, which are nominal, approximated fair value at March 31, 2008 and December 31, 2007. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $163.7 million and increased operating income of $10.8 million for the first quarter of 2008, compared with the year-earlier period, based on 2007 sales and operating income at the average rate for 2008. Sales and operating income would decrease by $133.7 million and $6.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2008. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $23.5 million and $14.4 million at March 31, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $66.7 million and $46.2 million at March 31, 2008 and December 31, 2007, respectively.
Interest Rate Risk
At March 31, 2008, approximately 60% of the company’s debt was subject to fixed rates, and 40% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the first quarter of 2008. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (5.299% at March 31, 2008) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009.

The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $2.1 million and $.2 million at March 31, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 9.50% at March 31, 2008 and December 31, 2007), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.51% and 7.24% at March 31, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $17.4 million and $7.5 million at March 31, 2008 and December 31, 2007, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of March 31, 2008. Based on such evaluation, they concluded that, as of March 31, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There were no changes in the company’s internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.
Transition of Enterprise Resource Planning System
In April 2008, the company completed the process of installing a new enterprise resource planning (“ERP”) system in a select operation in North America as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operation of the new ERP system.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There were no material changes to the company’s risk factors as discussed in Item 1A – Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2006, the Board of Directors authorized the company to repurchase up to $100 million of the company’s outstanding common stock through a share-repurchase program, as adjusted, to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans.
The following table shows the share-repurchase activity for each of the three months in the quarter ended March 31, 2008:

			Total Number of
			Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program (1)

January 1 through 31, 2008	140,048	$31.57	140,048	$111,343,330
February 1 through 29, 2008	-	-	-	$111,343,330
March 1 through 31, 2008	-	-	-	$111,343,330

Total	140,048		140,048

(1)	The approximate dollar value of shares reflects the $200 million authorized for repurchase less the approximate dollar value of the shares that were purchased to date.

Item 6. Exhibits.

Exhibit
Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: April 24, 2008	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer