Form 10-Q
period 2008-06-30
ARROW ELECTRONICS INC
filed 2008-07-23
CIK 7536

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Yes [X] No [  ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]
There were 119,639,080 shares of Common Stock outstanding as of July 18, 2008.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Sales	$4,347,477	$4,038,083	$8,375,968	$7,535,647

Costs and expenses:
Cost of products sold	3,735,006	3,459,113	7,177,206	6,417,046
Selling, general and administrative expenses	421,839	383,936	827,351	754,162
Depreciation and amortization	17,478	18,455	34,695	31,348
Restructuring and integration charge (credit)	8,196	3,425	14,674	(2,722)
Preference claim from 2001	–	–	12,941	–

	4,182,519	3,864,929	8,066,867	7,199,834

Operating income	164,958	173,154	309,101	335,813

Equity in earnings of affiliated companies	932	1,685	3,286	3,670

Interest expense, net	24,129	28,035	49,201	51,103

Income before income taxes and minority interest	141,761	146,804	263,186	288,380

Provision for income taxes	45,418	46,483	80,938	91,039

Income before minority interest	96,343	100,321	182,248	197,341

Minority interest	128	1,110	162	1,836

Net income	$96,215	$99,211	$182,086	$195,505

Net income per share:
Basic	$.79	$.80	$1.49	$1.58

Diluted	$.79	$.79	$1.48	$1.57

Average number of shares outstanding:
Basic	121,379	123,808	122,078	123,401
Diluted	122,157	124,959	122,996	124,690
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$284,483	$447,731
Accounts receivable, net	3,326,534	3,281,169
Inventories	1,890,171	1,679,866
Prepaid expenses and other assets	195,786	180,629

Total current assets	5,696,974	5,589,395

Property, plant and equipment, at cost:
Land	41,804	41,553
Buildings and improvements	182,716	175,979
Machinery and equipment	648,285	580,278

	872,805	797,810
Less: Accumulated depreciation and amortization	(471,951)	(442,649)

Property, plant and equipment, net	400,854	355,161

Investments in affiliated companies	47,749	47,794
Cost in excess of net assets of companies acquired	2,017,527	1,779,235
Other assets	375,609	288,275

Total assets	$8,538,713	$8,059,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,517,611	$2,535,583
Accrued expenses	518,267	438,898
Short-term borrowings, including current portion of long-term debt	65,404	12,893

Total current liabilities	3,101,282	2,987,374

Long-term debt	1,376,490	1,223,337
Other liabilities	280,965	297,289

Shareholders’ equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2008 and 2007
Issued – 125,048 and 125,039 shares in 2008 and 2007, respectively	125,048	125,039
Capital in excess of par value	1,028,936	1,025,611
Retained earnings	2,366,830	2,184,744
Foreign currency translation adjustment	453,145	312,755
Other	(14,047)	(8,720)

	3,959,912	3,639,429

Less: Treasury stock (5,424 and 2,212 shares in 2008 and 2007, respectively), at cost	(179,936)	(87,569)

Total shareholders’ equity	3,779,976	3,551,860

Total liabilities and shareholders’ equity	$8,538,713	$8,059,860

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007

Cash flows from operating activities:
Net income	$182,086	$195,505
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	34,695	31,348
Amortization of stock-based compensation	9,674	11,772
Amortization of deferred financing costs and discount on notes	1,142	1,078
Equity in earnings of affiliated companies	(3,286)	(3,670)
Minority interest	162	1,836
Excess tax benefits from stock-based compensation arrangements	(231)	(6,693)
Deferred income taxes	(2,756)	2,068
Restructuring and integration charge (credit)	10,088	(2,236)
Preference claim from 2001	7,822	–
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	155,545	(131,491)
Inventories	(127,723)	176,664
Prepaid expenses and other assets	(14,201)	1,761
Accounts payable	(157,095)	144,579
Accrued expenses	59,227	31,906
Other	(13,341)	4,443

Net cash provided by operating activities	141,808	458,870

Cash flows from investing activities:
Acquisition of property, plant and equipment	(69,371)	(61,367)
Cash consideration paid for acquired businesses	(273,114)	(496,067)
Proceeds from sale of facilities	–	12,996
Other	(208)	218

Net cash used for investing activities	(342,693)	(544,220)

Cash flows from financing activities:
Change in short-term borrowings	8,284	(25,364)
Repayment of long-term borrowings	(1,424,650)	(903,917)
Proceeds from long-term borrowings	1,543,677	1,102,500
Repayment of senior notes	–	(169,136)
Proceeds from exercise of stock options	2,834	46,427
Excess tax benefits from stock-based compensation arrangements	231	6,693
Repurchases of common stock	(102,661)	(32,759)

Net cash provided by financing activities	27,715	24,444

Effect of exchange rate changes on cash	9,922	2,173

Net decrease in cash and cash equivalents	(163,248)	(58,733)

Cash and cash equivalents at beginning of period	447,731	337,730

Cash and cash equivalents at end of period	$284,483	$278,997

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Form 10-Q for the quarterly period ended March 31, 2008, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement No. 162 will become effective sixty days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” The adoption of the provisions of Statement No. 162 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities”, and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of Statement No. 161 will not impact the company’s consolidated financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent arrangements to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
adoption. The company is currently evaluating the potential impact of adopting the provisions of Statement No. 141(R).
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents assets/(liabilities) measured at fair value on a recurring basis at June 30, 2008:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$40,050	$–	$–	$40,050
Cross-currency swaps	–	(90,322)	–	(90,322)
Interest rate swaps	–	6,863	–	6,863

	$40,050	$(83,459)	$–	$(43,409)

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
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $203,364, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs. In addition, there was the assumption of $46,663 in debt. LOGIX, which was headquartered in France, has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600,000 (approximately €440,000). For the second quarter of 2008, LOGIX sales of $72,626 were included in the company’s consolidated results of operations from the date of acquisition. The cash consideration paid, net of cash acquired, was $199,717.
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the LOGIX acquisition:

Accounts receivable, net	$115,778
Inventories	26,931
Prepaid expenses and other assets	6,473
Property, plant and equipment	5,234
Cost in excess of net assets of companies acquired	195,958
Accounts payable	(94,612)
Accrued expenses	(7,654)
Debt (including short-term borrowings of $43,096)	(46,663)
Other liabilities	(1,728)

Net consideration paid	$199,717

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The preliminary allocation is subject to refinement as the company has not yet completed its final evaluation of the fair value of the assets acquired and liabilities assumed, including the final valuation of any potential intangible assets created through this acquisition.
The cost in excess of net assets of companies acquired related to the LOGIX acquisition was recorded in the company’s global ECS business segment. The intangible assets related to the LOGIX acquisition are not expected to be deductible for income tax purposes.
The following table summarizes the company’s unaudited consolidated results of operations for the second quarter and first six months of 2008, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1, 2008:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2008		June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,347,477	$4,423,234	$8,375,968	$8,582,982
Net income	96,215	92,011	182,086	174,123
Net income per share:
Basic	$.79	$.76	$1.49	$1.43
Diluted	$.79	$.75	$1.48	$1.42
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2008, or of those results that may be obtained in the future.
On July 4, 2008, the company acquired the components distribution business of Achieva Ltd. (“Achieva”), a value-added distributor of electronic components, namely semiconductors and electro-mechanical devices. Achieva, which was headquartered in Singapore, has approximately 200 employees and has a presence in eight countries within the Asia Pacific region. Achieva is focused on creating value for its partners through technical support and demand creation activities. Total Achieva sales for 2007 were approximately $210,000.
2007
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480,640 in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys.
During the first quarter of 2008, the company completed its valuation of identifiable intangible assets. The company allocated $63,000 of the purchase price to intangible assets relating to customer relationships, with a useful life of 11 years, $12,000 to a long-term procurement agreement, with a useful life of five years, and $3,700 to other intangible assets (consisting of non-competition agreements and sales backlog), with a useful life of one year. These identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table summarizes the company’s unaudited consolidated results of operations for the second quarter and first six months of 2007, as well as the unaudited pro forma consolidated results of operations of the company as though the LOGIX and KeyLink acquisitions occurred on January 1, 2007:

	For the Three Months Ended		For the Six Months Ended
	June 30, 2007		June 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,038,083	$4,176,132	$7,535,647	$8,097,167
Net income	99,211	98,039	195,505	192,327
Net income per share:
Basic	$.80	$.79	$1.58	$1.56
Diluted	$.79	$.78	$1.57	$1.54
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2007, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
Other
Amortization expense related to identifiable intangible assets for the second quarter and first six months of 2008 was $3,749 and $7,555, respectively, and was $5,073 and $5,679 for the second quarter and first six months of 2007, respectively.
In January 2008, the company made a payment of $8,699 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
Note E – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global
	Components	Global ECS	Total

December 31, 2007	$1,091,249	$687,986	$1,779,235
Acquisitions	58,816	119,037	177,853
Other (primarily foreign currency translation)	48,185	12,254	60,439

June 30, 2008	$1,198,250	$819,277	$2,017,527

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
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Marubun/Arrow	$34,028	$31,835
Altech Industries	13,617	15,782
Other	104	177

	$47,749	$47,794

The equity in earnings (loss) of affiliated companies consist of the following:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Marubun/Arrow	$987	$1,472	$2,765	$2,935
Altech Industries	(36)	238	602	759
Other	(19)	(25)	(81)	(24)

	$932	$1,685	$3,286	$3,670

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At June 30, 2008, the company’s pro-rata share of this debt was approximately $12,200. The company believes there is sufficient equity in the joint ventures to meet their obligations.
Investment Securities
The company has a 3.3% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	June 30, 2008		December 31, 2007
	Marubun	WPG	Marubun	WPG

Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	(3,647)	12,853	(1,212)	17,160

Fair value	$16,399	$23,651	$18,834	$27,958

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
At June 30, 2008, there was $10,000 outstanding under the program, which was included in “Long-term debt” in the accompanying consolidated balance sheet, and total collateralized accounts receivable of approximately $1,147,069 were held by AFC and were included in “Accounts receivable, net” in the accompanying consolidated balance sheet. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the program. At December 31, 2007, there were no amounts outstanding under the program.
Accounts receivable, net, consists of the following at June 30, 2008 and December 31, 2007:

	June 30,	December 31,
	2008	2007

Accounts receivable	$3,400,382	$3,352,401
Allowance for doubtful accounts	(73,848)	(71,232)

Accounts receivable, net	$3,326,534	$3,281,169

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note H – Debt
At June 30, 2008, the company had $109,000 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2007.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
compliance with all of the covenants as of June 30, 2008. The company is not aware of any events that would cause non-compliance in the future.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $23,820 and $14,438 at June 30, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $66,502 and $46,198 at June 30, 2008 and December 31, 2007, respectively.
The related unrealized gains or losses on these net investment hedges are recorded in “Foreign currency translation adjustment,” which is included in the shareholders’ equity section of the accompanying consolidated balance sheets.
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
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.569% at June 30, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $780 and $155 at June 30, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.99% and 9.50% at June 30, 2008 and December 31, 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.51% and 7.24% at June 30, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $7,643 and $7,546 at June 30, 2008 and December 31, 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Other
Interest expense, net, includes interest income of $1,239 and $2,250 for the second quarter and first six months of 2008, respectively, and $152 and $1,921 for the second quarter and first six months of 2007, respectively.
Note I – Restructuring and Integration Charges
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $8,196 ($5,929 net of related taxes or $.05 per share on both a basic and diluted basis) and $14,674 ($10,088 net of related taxes or $.08 per share on both a basic and diluted basis) for the second quarter and first six months of 2008, respectively.
Included in the restructuring and integration charges for the second quarter and first six months of 2008 are restructuring charges of $8,715 and $14,087, respectively, related to initiatives taken by the company to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $16,000 per annum, with approximately $2,000 and $3,000 realized in the second quarter and first six months of 2008, respectively. Also, included in the total restructuring and integration charges for the second quarter and first six months of 2008 is a restructuring credit of $426 and a restructuring charge of $207, respectively, related to adjustments to reserves previously established through restructuring charges in prior periods and an integration credit of $93 and an integration charge of $380, respectively, primarily related to the ACI and KeyLink acquisitions.
The following table presents the 2008 restructuring charge and activity in the restructuring accrual for the first six months of 2008:

	Personnel
	Costs	Facilities	Total

Restructuring charge	$13,798	$289	$14,087
Payments	(4,771)	(107)	(4,878)
Foreign currency translation	67	–	67

June 30, 2008	$9,094	$182	$9,276

The restructuring charge of $14,087 for the first six months of 2008 includes personnel costs of $13,798 related to the elimination of approximately 300 positions, primarily within the company’s global components business segment related to the company’s continued focus on operational efficiency, and facilities costs of $289, related to exit activities for vacated facilities in North America due to the company’s continued efforts to reduce real estate costs.
2007 Restructuring and Integration Charge (Credit)
The company recorded a restructuring and integration charge of $3,425 ($2,286 net of related taxes or $.02 per share on both a basic and diluted basis) and a net restructuring and integration credit of $2,722 ($2,236 net of related taxes or $.02 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively.
Included in the restructuring and integration charge for the second quarter of 2007 is a restructuring charge of $3,803 related to initiatives by the company to improve operating efficiencies, offset, by a $516 gain on the sale of a facility. Also, included in the restructuring and integration charge for the second quarter of 2007 is a restructuring credit of $356 related to adjustments to reserves previously established

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
through restructuring charges in prior periods, and an integration charge of $494, primarily related to the acquisition of KeyLink.
Included in the net restructuring and integration credit for the first six months of 2007 is an $8,506 gain on the sale of a facility, offset, by a restructuring charge of $4,339 related to initiatives by the company to improve operating efficiencies. Also, included in the restructuring and integration charge for the first six months of 2007 is a restructuring credit of $1,166 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2,611, primarily related to the acquisition of KeyLink.
The following table presents the activity in the restructuring accrual for the first six months of 2008 related to the 2007 restructuring:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$3,815	$5,816	$14	$9,645
Restructuring charge	558	167	–	725
Payments	(3,421)	(427)	(14)	(3,862)
Foreign currency translation	110	(151)	–	(41)

June 30, 2008	$1,062	$5,405	$–	$6,467

Restructuring Accrual Related to Actions Taken Prior to 2007
The following table presents the activity in the restructuring accrual for the first six months of 2008 related to restructuring actions taken prior to 2007:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$345	$2,724	$1,627	$4,696
Restructuring credit	(71)	–	(447)	(518)
Payments	(12)	(548)	–	(560)
Non-cash usage	–	–	(201)	(201)
Foreign currency translation	26	60	93	179

June 30, 2008	$288	$2,236	$1,072	$3,596

Integration
The following table presents the activity in the integration accrual for the first six months of 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$557	$1,574	$3,016	$5,147
Integration costs (a)	543	–	(163)	380
Payments	(855)	(286)	–	(1,141)
Foreign currency translation	–	11	–	11

June 30, 2008	$245	$1,299	$2,853	$4,397

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
(a)	Integration costs of $380 are primarily related to personnel costs associated with the elimination of approximately 10 positions in North America, related to the ACI and KeyLink acquisitions.
Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $23,736 at June 30, 2008, of which $22,664 is expected to be spent in cash, and are expected to be utilized as follows:
•	The personnel costs accruals of $10,689 to cover costs associated with the termination of personnel, which are primarily expected to be spent within one year.
•	The facilities accruals totaling $9,122 relate to vacated leases with scheduled payments of $1,681 in 2008, $2,523 in 2009, $1,617 in 2010, $629 in 2011, $608 in 2012, and $2,064 thereafter.
•	Other accruals of $3,925 are expected to be utilized over several years.
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$96,215	$99,211	$182,086	$195,505

Weighted average shares outstanding – basic	121,379	123,808	122,078	123,401

Net effect of various dilutive stock-based compensation awards	778	1,151	918	1,289

Weighted average shares outstanding – diluted	122,157	124,959	122,996	124,690

Net income per share:
Basic	$.79	$.80	$1.49	$1.58

Diluted (a)	$.79	$.79	$1.48	$1.57

(a)
The effect of options to purchase 2,817 and 2,788 shares for the second quarter and first six months of 2008, respectively, and the effect of options to purchase 43 shares for both the second quarter and first six months of 2007, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Shareholders’ Equity
Comprehensive Income
The components of comprehensive income are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$96,215	$99,211	$182,086	$195,505
Foreign currency translation adjustments (a)	2,881	24,116	140,390	36,106
Other (b)	(2,166)	1,084	(5,327)	(471)

Comprehensive income	$96,930	$124,411	$317,149	$231,140

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

Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program (the “program”), as adjusted, to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. As of June 30, 2008, the company repurchased 2,613,413 shares under this program with a market value of $100,000 at the dates of repurchase.
In December 2007, the Board of Directors authorized the company to repurchase an additional $100,000 of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans. As of June 30, 2008, the company repurchased 2,906,183 shares under this program with a market value of $86,896 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$647	$661	$1,291	$1,322
Interest cost	2,151	2,069	4,302	4,138
Expected return on plan assets	(1,715)	(1,639)	(3,430)	(3,278)
Amortization of unrecognized net loss	455	414	909	828
Amortization of prior service cost	137	137	274	274
Amortization of transition obligation	103	103	206	206

Net periodic benefit costs	$1,778	$1,745	$3,552	$3,490

Note M – Contingencies
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global enterprise computing solutions (“ECS”) customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during the first quarter of 2008, the company recorded a charge of $12,941 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company intends to continue to defend its position through post-trial motions and an appeal, if necessary.
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
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $1,600 was spent to date. The company currently estimates additional investigative expenditures at the site of approximately $500 to $2,000, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
At the Norco site, approximately $22,700 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system which captures and treats groundwater before it moves into the adjacent offsite area. Approximately $4,800 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite, will cost an additional $3,200 to $4,000.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $1,000 to $1,600. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $1,200 and $1,500. Feasibility studies, including a final report and the design of remedial measures, are estimated to cost between $300 and $500.
A draft feasibility study evaluating a range of approaches for onsite and offsite remediation was submitted to the oversight authorities. Though no final selection among these approaches was made, the estimated cost to conduct such remediation and related monitoring is between $5,500 and $8,000.
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
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $4,970 during the first six months of 2008 to $29,914. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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
Sales and operating income (loss), by segment, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Sales:
Global components	$2,958,201	$2,768,670	$5,880,444	$5,553,927
Global ECS	1,389,276	1,269,413	2,495,524	1,981,720

Consolidated	$4,347,477	$4,038,083	$8,375,968	$7,535,647

Operating income (loss):
Global components	$147,053	$152,144	$307,631	$306,725
Global ECS	61,111	50,529	91,784	80,009
Corporate (a)	(43,206)	(29,519)	(90,314)	(50,921)

Consolidated	$164,958	$173,154	$309,101	$335,813

(a)
Includes restructuring and integration charges of $8,196 and $14,674 for the second quarter and first six months of 2008, respectively, and a restructuring and integration charge of $3,425 and a restructuring and integration credit of $2,722 for the second quarter and first six months of 2007, respectively. Also, includes a charge of $12,941 related to the preference claim from 2001 for the first six months of 2008.

Total assets, by segment, are as follows:

	June 30,	December 31,
	2008	2007

Global components	$5,500,509	$5,230,728
Global ECS	2,483,045	2,262,946
Corporate	555,159	566,186

Consolidated	$8,538,713	$8,059,860

Effective April 1, 2008, deferred income taxes, which were previously included in corporate, were allocated to global components, global ECS, and corporate. Prior period segment data was adjusted to conform with the current period presentation.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	For the Three		For the Six
	Months Ended		Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

North America (b)	$2,160,461	$2,247,129	$4,185,189	$3,945,004
EMEASA	1,443,894	1,228,691	2,794,670	2,483,336
Asia/Pacific	743,122	562,263	1,396,109	1,107,307

Consolidated	$4,347,477	$4,038,083	$8,375,968	$7,535,647

(b)
Includes sales related to the United States of $1,995,589 and $3,858,710 for the second quarter and first six months of 2008, respectively, and $2,104,436 and $3,669,918 for the second quarter and first six months of 2007, respectively.

Net property, plant and equipment, by geographic area, are as follows:

	June 30,	December 31,
	2008	2007

North America (c)	$300,193	$261,134
EMEASA	81,677	74,937
Asia/Pacific	18,984	19,090

Consolidated	$400,854	$355,161

(c)	Includes net property, plant and equipment related to the United States of $299,063 and $259,948 at June 30, 2008 and December 31, 2007, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, and enhance their overall competitiveness. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first six months of 2008, approximately 70% of the company’s sales consisted of electronic components, and approximately 30% of the company’s sales consisted of enterprise computing solutions.
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
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $203.4 million, which included $15.5 million of debt paid at closing, cash acquired of $3.6 million, and acquisition costs. In addition, there was the assumption of $46.7 million in debt. LOGIX, which was headquartered in France, has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600 million (approximately €440 million). For the second quarter of 2008, LOGIX sales of $72.6 million were included in the company’s consolidated results of operations from the date of acquisition.
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys.
Consolidated sales for the second quarter of 2008 grew by 7.7%, compared with the year-earlier period, due to a 9.4% increase in the global ECS business segment and a 6.8% increase in the global components business segment. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, consolidated sales increased by 5.9%. The increase in global ECS business segment sales for the second quarter of 2008 was primarily due to the LOGIX acquisition, the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, and growth in storage, software, services and proprietary servers attributable to the company’s increased focus on sales-related initiatives, offset, in part, by weakness in sales of industry standard servers. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, the global ECS business segment sales grew by 4.1%. In the global components business segment, sales for the second quarter of 2008 increased primarily due to the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and strength in the Asia Pacific region, offset, in part, by weakness in Europe.

Net income decreased to $96.2 million in the second quarter of 2008, compared with net income of $99.2 million in the year-earlier period. The following items impacted the comparability of the company’s results:
Second quarter of 2008 and 2007:
•	restructuring and integration charges of $8.2 million ($5.9 million net of related taxes) in 2008 and $3.4 million ($2.3 million net of related taxes) in 2007.
First six months of 2008 and 2007:
•
a restructuring and integration charge of $14.7 million ($10.1 million net of related taxes) in 2008 and a restructuring and integration credit of $2.7 million ($2.2 million net of related taxes) in 2007; and

•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008.
Excluding the above mentioned items, net income for the second quarter of 2008 was flat compared with the year-earlier period.
Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for the second quarter and first six months of 2008 increased by $309.4 million, or 7.7%, and $840.3 million, or 11.2%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the second quarter of 2007 was driven by an increase of $119.9 million, or 9.4%, in the global ECS business segment and an increase of $189.5 million, or 6.8%, in the global components business segment. The increase in consolidated sales over the first six months of 2007 was driven by an increase of $513.8 million, or 25.9%, in the global ECS business segment and an increase of $326.5 million, or 5.9%, in the global components business segment.
In the global ECS business segment, sales for the second quarter and first six months of 2008 increased by 9.4% and 25.9%, respectively, compared with the year-earlier periods. The increase in sales for the second quarter of 2008 was primarily due to the LOGIX acquisition, the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, and growth in storage, software, services and proprietary servers attributable to the company’s increased focus on sales-related initiatives, offset, in part, by weakness in sales of industry standard servers. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, the global ECS business segment sales grew by 4.1%. The increase in sales for the first six months of 2008 was primarily due to the KeyLink and LOGIX acquisitions. On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007 and excluding KeyLink sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for the first six months of 2008 grew by 4.8%, compared with the year-earlier period, primarily due to the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and growth in storage, software and services due to the company’s increased focus on sales-related initiatives offset, in part, by weakness in sales of servers.
In the global components business segment, sales for the second quarter and first six months of 2008 increased by 6.8% and 5.9%, respectively, compared with the year-earlier periods, primarily due to the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and strength in the Asia Pacific region, offset, in part, by weakness in Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $175.2 million and $338.9 million for the second quarter and first six months of 2008, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s sales increased by 3.3% and 6.7% for the second quarter and first six months of 2008.
Gross Profit
The company recorded gross profit of $612.5 million and $1.20 billion in the second quarter and first six months of 2008, respectively, compared with $579.0 million and $1.12 billion in the year-earlier periods. The gross profit margin for the second quarter and first six months of 2008 decreased by approximately 30 and 50 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit margin for the second quarter of 2008 was due to a change in the mix in the company’s business, with the Asia Pacific region being a greater percentage of total sales. The decrease in gross profit margin for the first six months of 2008 was in part due to the KeyLink and LOGIX acquisitions, which have lower gross profit margins (as well as a lower operating expense structure). On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007, the gross profit margin for the first six months of 2008 decreased by approximately 30 basis points compared with the year-earlier period, primarily due to a change in the mix in the company’s business, with the global ECS business segment and Asia/Pacific being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit of those businesses was offset, in part, by the lower operating costs and lower working capital requirements relative to the company’s other businesses.
Restructuring and Integration Charge (Credit)
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $8.2 million ($5.9 million net of related taxes or $.05 per share on both a basic and diluted basis) and $14.7 million ($10.1 million net of related taxes or $.08 per share on both a basic and diluted basis) for the second quarter and first six months of 2008, respectively.
Included in the restructuring and integration charges for the second quarter and first six months of 2008 are restructuring charges of $8.7 million and $14.1 million, respectively, related to initiatives taken by the company to make its organizational structure more efficient. These actions are expected to reduce costs by approximately $16.0 million per annum, with approximately $2.0 million and $3.0 million realized in the second quarter and first six months of 2008, respectively. Also, included in the total restructuring and integration charges for the second quarter and first six months of 2008 is a restructuring credit of $.4 million and a restructuring charge of $.2 million, respectively, related to adjustments to reserves previously established through restructuring charges in prior periods and an integration credit of $.1 million and an integration charge of $.4 million, respectively, primarily related to the ACI and KeyLink acquisitions.
2007 Restructuring and Integration Charge (Credit)
The company recorded a restructuring and integration charge of $3.4 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) and a net restructuring and integration credit of $2.7 million ($2.2 million net of related taxes or $.02 per share on both a basic and diluted basis) for the second quarter and first six months of 2007, respectively.
Included in the restructuring and integration charge for the second quarter of 2007 is a restructuring charge of $3.8 million related to initiatives by the company to improve operating efficiencies, offset, by a $.5 million gain on the sale of a facility. Also, included in the restructuring and integration charge for the second quarter of 2007 is a restructuring credit of $.4 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $.5 million, primarily related to the acquisition of KeyLink.

Included in the net restructuring and integration credit for the first six months of 2007 is an $8.5 million gain on the sale of a facility, offset, by a restructuring charge of $4.3 million related to initiatives by the company to improve operating efficiencies. Also, included in the restructuring and integration charge for the first six months of 2007 is a restructuring credit of $1.2 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2.6 million, primarily related to the acquisition of KeyLink.
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during the first quarter of 2008, the company recorded a charge of $12.9 million ($7.8 million net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company intends to continue to defend its position through post-trial motions and an appeal, if necessary.
Operating Income
The company recorded operating income of $165.0 million and $309.1 million in the second quarter and first six months of 2008, respectively, as compared with operating income of $173.2 million and $335.8 million in the year-earlier periods. Included in operating income for the second quarter and first six months of 2008 were the previously discussed restructuring and integration charges of $8.2 million and $14.7 million, respectively. Also included in operating income for the first six months of 2008 was the previously discussed charge related to the preference claim from 2001 of $12.9 million. Included in operating income for the second quarter of 2007 was the previously discussed restructuring and integration charge of $3.4 million, and included in operating income for the first six months of 2007 was the previously discussed net restructuring and integration credit of $2.7 million.
Selling, general and administrative expenses increased $37.9 million, or 9.9%, in the second quarter of 2008 on a sales increase of 7.7% compared with the second quarter of 2007, and $73.2 million, or 9.7%, in the first six months of 2008 on a sales increase of 11.2% compared with the first six months of 2007. The dollar increase in selling, general and administrative expenses in the second quarter of 2008 compared with the year-earlier period, was due to the impact of foreign exchange rates, higher selling, general and administrative expenses to support increased sales, and selling, general and administrative expenses incurred by LOGIX which was acquired in June 2008. The dollar increase in selling, general and administrative expenses for the first six months of 2008 compared with the year-earlier period, was due to the impact of foreign exchange rates, higher selling, general and administrative expenses to support increased sales, and selling, general and administrative expenses incurred by KeyLink and LOGIX which were acquired in March 2007 and June 2008, respectively. Selling, general and administrative expenses as a percentage of sales was relatively flat at 9.7% and 9.5% for the second quarters of 2008 and 2007, respectively, and 9.9% and 10.0% for the first six months of 2008 and 2007, respectively.
Interest Expense
Net interest expense decreased by $3.9 million, or 13.9%, and $1.9 million, or 3.7% in the second quarter and first six months of 2008, respectively, compared with the year-earlier periods. The decrease was primarily due to lower interest rates on the company’s variable rate debt.

Income Taxes
The company recorded a provision for income taxes of $45.4 million and $80.9 million (an effective tax rate of 32.0% and 30.8%) for the second quarter and first six months of 2008, respectively. The company’s provision for income taxes and effective tax rate for the second quarter and first six months of 2008 was impacted by the previously discussed restructuring and integration charges, and the first six months of 2008 was also impacted by the previously discussed preference claim from 2001. Excluding the impact of the previously discussed restructuring and integration charges and preference claim from 2001, the company’s effective tax rate for the second quarter and first six months of 2008 was 31.8% and 31.2%, respectively.
The company recorded an income tax provision of $46.5 million and $91.0 million (an effective tax rate of 31.7% and 31.6%) for the second quarter and first six months of 2007, respectively. The company’s provision for income taxes and the effective tax rate for the second quarter and first six months of 2007 were impacted by the previously discussed restructuring and integration charge (credit). Excluding the impact of the previously discussed restructuring and integration charge (credit), the company’s effective tax rate for both the second quarter and first six months of 2007 was 31.7%.
The company’s provision for income taxes and effective tax rate is impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Net Income
The company recorded net income of $96.2 million and $182.1 million in the second quarter and first six months of 2008, respectively, compared with net income of $99.2 million and $195.5 million in the year-earlier periods. Included in net income for the second quarter and first six months of 2008 were the previously discussed restructuring and integration charges of $5.9 million and $10.1 million, respectively. Also included in net income for the first six months of 2008 was the previously discussed charge related to the preference claim from 2001 of $7.8 million. Included in net income for the second quarter of 2007 was the previously discussed restructuring and integration charge of $2.3 million, and included in net income for the first six months of 2007 was the previously discussed net restructuring and integration credit of $2.2 million. Excluding the above mentioned items, net income for the second quarter of 2008 was flat compared with the year-earlier period and increased for the first six months of 2008 due to increased gross profit on higher sales and a lower effective tax rate, partially offset by increased selling, general and administrative expenses to support the increase in sales and higher depreciation and amortization expense primarily related to acquisitions, compared with the year-earlier period.
Liquidity and Capital Resources
At June 30, 2008 and December 31, 2007, the company had cash and cash equivalents of $284.5 million and $447.7 million, respectively.
During the first six months of 2008, the net amount of cash provided by the company’s operating activities was $141.8 million, the net amount of cash used for investing activities was $342.7 million, and the net amount of cash provided by financing activities was $27.7 million. The effect of exchange rate changes on cash was an increase of $9.9 million.
During the first six months of 2007, the net amount of cash provided by the company’s operating activities was $458.9 million, the net amount of cash used for investing activities was $544.2 million, and the net amount of cash provided by financing activities was $24.4 million. The effect of exchange rate changes on cash was an increase of $2.2 million.

Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 61.1% and 61.6% at June 30, 2008 and December 31, 2007, respectively.
The net amount of cash provided by the company’s operating activities during the first six months of 2008 was $141.8 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in accounts receivable, and an increase in accrued expenses, offset, in part, by an increase in inventory and a decrease in accounts payable.
The net amount of cash provided by the company’s operating activities during the first six months of 2007 was $458.9 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales.
Working capital as a percentage of sales was 15.5% in the second quarter of 2008 compared with 15.3% in the second quarter of 2007.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first six months of 2008 was $342.7 million, primarily reflecting $273.1 million of cash consideration paid for acquired businesses and $69.4 million for capital expenditures, which includes $45.9 million of capital expenditures related to the company’s global enterprise resource planning (“ERP”) initiative.
During the first six months of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, ACI Electronics LLC, one of the largest independent distributors of electronic components used in defense and aerospace applications, and LOGIX, a leading value-added distributor of midrange servers, storage, and software, for aggregate cash consideration of $264.4 million. In addition, the company made a payment of $8.7 million to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
The net amount of cash used for investing activities during the first six months of 2007 was $544.2 million primarily reflecting $496.1 million of cash consideration paid for acquired businesses and $61.4 million, which included $51.5 million of capital expenditures related to the company’s global ERP initiative. This was offset, in part, by $13.0 million of cash proceeds from the sale of facilities.
During the first six months of 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor in North America, and Adilam Pty. Ltd., a leading electronic components distributor in Australia and New Zealand, for aggregate cash consideration of $496.1 million.
During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2008, the estimated cash flow impact of this ERP initiative is expected to be in the $110 to $120 million range with the annual impact decreasing by approximately $50 million in 2009. The company expects to finance these costs with cash flow from operations.
Cash Flows from Financing Activities
The net amount of cash provided by financing activities during the first six months of 2008 was $27.7 million. The primary source of cash during the first six months of 2008 included $119.0 million of net borrowings of long-term debt (including net proceeds of $109.0 million under the revolving credit facility and $10.0 million under the asset securitization program), an $8.3 million increase in short-term borrowings, and $2.8 million of cash proceeds from the exercise of stock options. The primary use of cash during the first six months of 2008 was $102.7 million of repurchases of common stock.

The net amount of cash provided by financing activities during the first six months of 2007 was $24.4 million, including $198.6 million of net proceeds from long-term borrowings (including proceeds from a $200 million term loan due in 2012), $46.4 million of cash proceeds from the exercise of stock options, and $6.7 million related to excess tax benefits from stock-based compensation arrangements, offset, in part, by $169.1 million to repay senior notes, a $25.4 million reduction in short-term borrowings, and $32.8 million to repurchase common stock.
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at June 30, 2008). The facility fee related to the credit facility is .125%. The company also entered into a $200.0 million term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at June 30, 2008).
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at June 30, 2008). The facility fee is .125%.
The company had $109.0 million in outstanding borrowings under the revolving credit facility and $10.0 million in outstanding borrowings under the asset securitization program at June 30, 2008. There were no outstanding borrowings under the revolving credit facility and asset securitization program at December 31, 2007.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2007. Since December 31, 2007, there have been no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business, except as follows:
•	at June 30, 2008, the company had $109.0 million in outstanding borrowings under the revolving credit facility which matures in 2012; and
•	at June 30, 2008, the company had $10.0 million in outstanding borrowings under the asset securitization program which matures in 2010.
Share-Repurchase Program
In February 2006, the Board of Directors authorized the company to repurchase up to $100 million of the company’s outstanding common stock through a share-repurchase program. As of June 30, 2008, the company repurchased 2,613,413 shares under the share-repurchase program with a market value of $100.0 million at the dates of repurchase.
In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock through a share-repurchase program. As of June 30, 2008, the company repurchased 2,906,183 shares under the share-repurchase program with a market value of $86.9 million at the dates of repurchase.
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
The company believes there were no significant changes during the first six months of 2008 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company’s consolidated financial position and results of operations.
Information Relating to Forward-Looking Statements
This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company’s implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow. Forward-looking statements are those statements, which are not statements of historical fact. These forward-looking statements can be identified by forward-looking words such as “expects,” “anticipates,” “intends,” “plans,” “may,” “will,” “believes,” “seeks,” “estimates,” and similar expressions. Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made. The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at June 30, 2008 and December 31, 2007 was $303.7 million and $262.9 million, respectively. The carrying amounts, which are nominal, approximated fair value at June 30, 2008 and December 31, 2007. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The increase in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $338.9 million and increased operating income of $21.1 million for the first six months of 2008, compared with the year-earlier period, based on 2007 sales and operating income at the average rate for 2008. Sales and operating income would decrease by $139.5 million and $6.6 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2008. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $23.8 million and $14.4 million at June 30, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $66.5 million and $46.2 million at June 30, 2008 and December 31, 2007, respectively.
Interest Rate Risk
At June 30, 2008, approximately 52% of the company’s debt was subject to fixed rates, and 48% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the second quarter of 2008. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.569% at June 30, 2008) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009.

The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $.8 million and $.2 million at June 30, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.99% and 9.50% at June 30, 2008 and December 31, 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.51% and 7.24% at June 30, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $7.6 million and $7.5 million at June 30, 2008 and December 31, 2007, respectively.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of June 30, 2008. Based on such evaluation, they concluded that, as of June 30, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
In June 2008, the company acquired LOGIX S.A. (“LOGIX”). The company has excluded LOGIX from its assessment of and conclusion on the effectiveness of the company’s internal control over financial reporting. LOGIX accounted for 4.9 percent of total assets (2.6 percent excluding cost in excess of net assets of companies acquired recorded in connection with this acquisition) as of June 30, 2008 and 0.9 percent of the company’s consolidated sales and 1.7 percent of the company’s consolidated net income for the six months ended June 30, 2008.
Transition of Enterprise Resource Planning System
In April 2008, the company completed the process of installing a new enterprise resource planning (“ERP”) system in a select operation in North America as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company’s procedures for control over financial reporting. The company has followed a system implementation life cycle process that required significant pre-implementation planning, design, and testing. The company has also conducted extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting, and the company has not experienced any significant difficulties to date in connection with the implementation or operation of the new ERP system. There were no other changes in the company’s internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION

Item 1A.	Risk Factors.
There were no material changes to the company’s risk factors as discussed in Item 1A – Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
In February 2006, the Board of Directors authorized the company to repurchase up to $100 million of the company’s outstanding common stock through a share-repurchase program, as adjusted, to completely offset the dilution caused by the issuance of common stock upon the exercise of stock options. As of June 30, 2008, the company repurchased 2,613,413 shares under the share-repurchase program with a market value of $100.0 million at the dates of repurchase.
In December 2007, the Board of Directors authorized the company to repurchase an additional $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans. As of June 30, 2008, the company repurchased 2,906,183 shares under the share-repurchase program with a market value of $86.9 million at the dates of repurchase.
The following table shows the share-repurchase activity for each of the three months in the quarter ended June 30, 2008:

			Total Number
			of Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program(1)

April 1 through 30, 2008	334,357	$31.39	334,357	100,846,958
May 1 through 31, 2008	2,609,600	29.38	2,609,600	24,188,246
June 1 through 30, 2008	360,100	30.78	360,100	13,103,508

Total	3,304,057		3,304,057

(1)	The approximate dollar value of shares reflects the $200 million authorized for repurchase less the approximate dollar value of the shares that were purchased to date.

Item 4.	Submission of Matters to a Vote of Security Holders.
(a)	The company’s Annual Meeting of Shareholders was held on May 2, 2008 (the “Annual Meeting”).

(b)	The matters voted upon at the Annual Meeting and the results of the voting were as follows:
(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld

Daniel W. Duval	111,183,004	2,286,222
Gail E. Hamilton	112,464,215	1,005,011
John N. Hanson	111,436,841	2,032,385
Richard S. Hill	111,503,108	1,966,118
M. F. (Fran) Keeth	112,461,943	1,007,283
Roger King	111,387,854	2,081,372
Michael J. Long	111,981,366	1,487,860
Karen Gordon Mills	111,407,483	2,061,743
William E. Mitchell	111,473,915	1,995,311
Stephen C. Patrick	112,466,203	1,003,023
Barry W. Perry	111,825,764	1,643,462
John C. Waddell	70,739,922	42,729,304
(ii)	The appointment of Ernst & Young LLP as auditors of the company was voted upon as follows: 112,663,403 shares in favor; 764,767 shares against; and 41,056 shares abstaining.

(iii)
The amendment of the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan to increase the aggregate number of shares available for issuance to plan participants by 5,000,000 shares was voted upon as follows: 101,227,978 shares in favor; 5,683,506 shares against; 864,520 shares abstaining; and 5,693,222 broker non-votes.

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

ARROW ELECTRONICS, INC.

Date: July 23, 2008	By:	/s/	Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer