Form 10-Q
period 2008-09-30
ARROW ELECTRONICS INC
filed 2008-10-22
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 1-4482
ARROW ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

New York (State or other jurisdiction of incorporation or organization)	11-1806155 (I.R.S. Employer Identification Number)

50 Marcus Drive, Melville, New York (Address of principal executive offices)	11747 (Zip Code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑ Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
There were 119,298,454 shares of Common Stock outstanding as of October 17, 2008.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$4,295,314	$4,030,363	$12,671,282	$11,566,010

Costs and expenses:
Cost of products sold	3,731,459	3,477,806	10,908,665	9,894,852
Selling, general and administrative expenses	403,542	373,796	1,230,893	1,127,958
Depreciation and amortization	17,500	16,740	52,195	48,088
Restructuring and integration charge	11,037	4,512	25,711	1,790
Preference claim from 2001	-	-	12,941	-

	4,163,538	3,872,854	12,230,405	11,072,688

Operating income	131,776	157,509	440,877	493,322

Equity in earnings of affiliated companies	2,073	2,172	5,359	5,842

Interest expense, net	24,809	24,273	74,010	75,376

Income before income taxes and minority interest	109,040	135,408	372,226	423,788

Provision for income taxes	32,863	36,554	113,801	127,593

Income before minority interest	76,177	98,854	258,425	296,195

Minority interest	107	530	269	2,366

Net income	$76,070	$98,324	$258,156	$293,829

Net income per share:
Basic	$.64	$.80	$2.13	$2.38

Diluted	$.63	$.79	$2.11	$2.36

Average number of shares outstanding:
Basic	119,541	123,161	121,226	123,321
Diluted	120,384	124,292	122,118	124,598
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$243,437	$447,731
Accounts receivable, net	3,091,544	3,281,169
Inventories	1,777,844	1,679,866
Prepaid expenses and other assets	191,192	180,629

Total current assets	5,304,017	5,589,395

Property, plant and equipment, at cost:
Land	41,033	41,553
Buildings and improvements	177,442	175,979
Machinery and equipment	673,037	580,278

	891,512	797,810
Less: Accumulated depreciation and amortization	(470,905)	(442,649)

Property, plant and equipment, net	420,607	355,161

Investments in affiliated companies	48,561	47,794
Cost in excess of net assets of companies acquired	1,964,104	1,779,235
Other assets	354,785	288,275

Total assets	$8,092,074	$8,059,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,357,591	$2,535,583
Accrued expenses	524,088	438,898
Short-term borrowings, including current portion of long-term debt	40,008	12,893

Total current liabilities	2,921,687	2,987,374

Long-term debt	1,218,719	1,223,337
Other liabilities	259,326	297,289

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2008 and 2007
Issued - 125,048 and 125,039 shares in 2008 and 2007, respectively	125,048	125,039
Capital in excess of par value	1,031,390	1,025,611
Retained earnings	2,442,900	2,184,744
Foreign currency translation adjustment	304,947	312,755
Other	(21,330)	(8,720)

	3,882,955	3,639,429
Less: Treasury stock (5,750 and 2,212 shares in 2008 and 2007, respectively), at cost	(190,613)	(87,569)

Total shareholders’ equity	3,692,342	3,551,860

Total liabilities and shareholders’ equity	$8,092,074	$8,059,860

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities:
Net income	$258,156	$293,829
Adjustments to reconcile net income to net cash provided by operations:
Depreciation and amortization	52,195	48,088
Amortization of stock-based compensation	13,017	17,212
Amortization of deferred financing costs and discount on notes	1,616	1,609
Equity in earnings of affiliated companies	(5,359)	(5,842)
Minority interest	269	2,366
Deferred income taxes	11,251	(465)
Restructuring and integration charge	17,723	438
Preference claim from 2001	7,822	-
Excess tax benefits from stock-based compensation arrangements	(228)	(7,315)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	332,617	(114,763)
Inventories	(40,092)	159,609
Prepaid expenses and other assets	(6,976)	(12,379)
Accounts payable	(313,281)	200,615
Accrued expenses	51,560	51,065
Other	(36,255)	(3,805)

Net cash provided by operating activities	344,035	630,262

Cash flows from investing activities:
Acquisition of property, plant and equipment	(112,519)	(102,894)
Cash consideration paid for acquired businesses	(319,865)	(539,315)
Proceeds from sale of facilities	-	12,996
Other	(380)	178

Net cash used for investing activities	(432,764)	(629,035)

Cash flows from financing activities:
Change in short-term borrowings	(10,512)	(40,663)
Repayment of long-term borrowings	(2,988,950)	(1,791,351)
Proceeds from long-term borrowings	2,988,649	1,989,900
Repayment of senior notes	-	(169,136)
Proceeds from exercise of stock options	4,371	51,118
Excess tax benefits from stock-based compensation arrangements	228	7,315
Repurchases of common stock	(115,763)	(75,684)

Net cash used for financing activities	(121,977)	(28,501)

Effect of exchange rate changes on cash	6,412	7,151

Net decrease in cash and cash equivalents	(204,294)	(20,123)

Cash and cash equivalents at beginning of period	447,731	337,730

Cash and cash equivalents at end of period	$243,437	$317,607

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note A - Basis of Presentation
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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Forms 10-Q for the quarterly periods ended June 30, 2008 and March 31, 2008, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2007, as filed in the company’s Annual Report on Form 10-K.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B - Impact of Recently Issued Accounting Standards
In May 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“Statement No. 162”). Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (the GAAP hierarchy). Statement No. 162 will become effective in November 2008. The adoption of the provisions of Statement No. 162 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
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
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent arrangements to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and will be applied prospectively for all business combinations entered into after the date of adoption.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. Statement No. 160 is effective for annual periods beginning after December 15, 2008 and should be applied prospectively. However, the presentation and disclosure requirements of the statement shall be applied retrospectively for all periods presented. The adoption of the provisions of Statement No. 160 is not anticipated to materially impact the company’s consolidated financial position and results of operations.
Note C - Fair Value Measurements
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents assets/(liabilities) measured at fair value on a recurring basis at September 30, 2008:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$29,544	$-	$-	$29,544
Cross-currency swaps	-	(51,510)	-	(51,510)
Interest rate swaps	-	7,657	-	7,657

	$29,544	$(43,853)	$-	$(14,309)

Note D - Acquisitions
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
In February 2008, the company acquired all of the assets and operations of ACI Electronics LLC (“ACI”), a distributor of electronic components used in defense and aerospace applications. ACI was headquartered in Denver, Colorado and distributed products in the United States, Israel, and Italy. Total ACI sales for 2007 were approximately $60,000. The impact of the ACI acquisition was not material to the company’s consolidated financial position and results of operations.
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205,529, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs. In addition, there was the assumption of $46,663 in debt. LOGIX, which is headquartered in France, has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600,000 (approximately €440,000). For the third quarter and first nine months of 2008, LOGIX sales of $111,561 and $184,187, respectively, were included in the company’s consolidated results of operations from the date of acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the LOGIX acquisition:

Accounts receivable, net	$114,830
Inventories	26,931
Prepaid expenses and other assets	6,473
Property, plant and equipment	5,234
Identifiable intangible assets	23,262
Cost in excess of net assets of companies acquired	184,692
Accounts payable	(96,516)
Accrued expenses	(7,654)
Debt (including short-term borrowings of $43,096)	(46,663)
Other liabilities	(8,707)

Cash consideration paid, net of cash acquired	$201,882

During the third quarter of 2008, the company completed its valuation of identifiable intangible assets. The company allocated $21,401 of the purchase price to intangible assets relating to customer relationships, with a useful life of 10 years, and $1,861 to other intangible assets (consisting of non-competition agreements and sales backlog), with useful lives ranging from one to two years. These identifiable intangible assets are included in “Other assets” in the accompanying consolidated balance sheets.
The preliminary allocation is subject to refinement as the company has not yet completed its final evaluation of the fair value of all of the assets acquired and liabilities assumed.
The cost in excess of net assets of companies acquired related to the LOGIX acquisition was recorded in the company’s global enterprise computing solutions (“ECS”) business segment. The intangible assets related to the LOGIX acquisition are not expected to be deductible for income tax purposes.
The following table summarizes the company’s unaudited consolidated results of operations for the first nine months of 2008, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1, 2008:

	Nine Months Ended
	September 30, 2008
	As Reported	Pro Forma

Sales	$12,671,282	$12,878,296
Net income	258,156	250,193
Net income per share:
Basic	$2.13	$2.06
Diluted	$2.11	$2.05
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the LOGIX acquisition had occurred as of the beginning of 2008, or of those results that may be obtained in the future.
On July 4, 2008, the company acquired the components distribution business of Achieva Ltd. (“Achieva”), a value-added distributor of semiconductors and electro-mechanical devices. Achieva, which is headquartered in Singapore, has approximately 200 employees and has a presence in eight countries

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
within the Asia Pacific region. Achieva is focused on creating value for its partners through technical support and demand creation activities. Total Achieva sales for 2007 were approximately $210,000. The impact of the Achieva acquisition was not material to the company’s consolidated financial position and results of operations.
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
The following table summarizes the company’s unaudited consolidated results of operations for the third quarter and first nine months of 2007, as well as the unaudited pro forma consolidated results of operations of the company as though the LOGIX and KeyLink acquisitions occurred on January 1, 2007:

	Three Months Ended		Nine Months Ended
	September 30, 2007		September 30, 2007
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,030,363	$4,139,077	$11,566,010	$12,236,244
Net income	98,324	93,613	293,829	285,940
Net income per share:
Basic	$.80	$.76	$2.38	$2.32
Diluted	$.79	$.75	$2.36	$2.29
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2007, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
Other
Amortization expense related to identifiable intangible assets for the third quarter and first nine months of 2008 was $3,897 and $11,452, respectively, and was $4,008 and $9,687 for the third quarter and first nine months of 2007, respectively.
In January 2008, the company made a payment of $8,699 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
Additionally, during the third quarter of 2008, the company made a payment of $4,859, which was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in a majority-owned subsidiary.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note E - Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global Components	Global ECS	Total

December 31, 2007	$1,091,249	$687,986	$1,779,235
Acquisitions	93,452	93,351	186,803
Other (primarily foreign currency translation)	(95)	(1,839)	(1,934)

September 30, 2008	$1,184,606	$779,498	$1,964,104

All existing and future costs in excess of net assets of companies acquired are subject to an annual impairment test as of the first day of the fourth quarter of each year, or earlier if indicators of potential impairment exist.
Note F - Investments
Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Marubun/Arrow	$34,930	$31,835
Altech Industries	13,553	15,782
Other	78	177

	$48,561	$47,794

The equity in earnings (loss) of affiliated companies consists of the following:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Marubun/Arrow	$1,710	$1,763	$4,475	$4,698
Altech Industries	384	444	986	1,203
Other	(21)	(35)	(102)	(59)

	$2,073	$2,172	$5,359	$5,842

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
obligations. At September 30, 2008, the company’s pro-rata share of this debt was approximately $17,350. The company believes there is sufficient equity in the joint ventures to meet their obligations.
Investment Securities
The company has a 3.0% ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows:

	September 30, 2008		December 31, 2007
	Marubun	WPG	Marubun	WPG

Cost basis	$20,046	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	(8,383)	7,083	(1,212)	17,160

Fair value	$11,663	$17,881	$18,834	$27,958

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
Note G - Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. The company had no outstanding borrowings under the asset securitization program at September 30, 2008 and December 31, 2007.
Accounts receivable, net, consists of the following at September 30, 2008 and December 31, 2007:

	September 30,	December 31,
	2008	2007

Accounts receivable	$3,143,688	$3,352,401
Allowance for doubtful accounts	(52,144)	(71,232)

Accounts receivable, net	$3,091,544	$3,281,169

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
Note H - Debt
The company had no outstanding borrowings under its revolving credit facility at September 30, 2008 and December 31, 2007.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 30, 2008. The company is not aware of any events that would cause non-compliance in the future.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $11,714 and $14,438 at September 30, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $39,796 and $46,198 at September 30, 2008 and December 31, 2007, respectively.
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
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.569% at September 30, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
and 2008 swaps are classified as cash flow hedges and had a negative fair value of $752 and $155 at September 30, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.99% and 9.50% at September 30, 2008 and December 31, 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.01% and 7.24% at September 30, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $8,409 and $7,546 at September 30, 2008 and December 31, 2007, respectively.
Other
Interest expense, net, includes interest income of $1,109 and $3,359 for the third quarter and first nine months of 2008, respectively, and $589 and $2,510 for the third quarter and first nine months of 2007, respectively.
Note I - Restructuring and Integration Charges
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $11,037 ($7,635 net of related taxes or $.06 per share on both a basic and diluted basis) and $25,711 ($17,723 net of related taxes or $.15 per share on both a basic and diluted basis) for the third quarter and first nine months of 2008, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring charges of $11,433 and $25,520, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $31,000 per annum, with approximately $6,000 and $9,000 realized in the third quarter and first nine months of 2008, respectively. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring credits of $348 and $141, respectively, related to adjustments to reserves previously established through restructuring charges in prior periods and an integration credit of $48 and an integration charge of $332, respectively, primarily related to the ACI and KeyLink acquisitions.
The following table presents the 2008 restructuring charge and activity in the restructuring accrual for the first nine months of 2008:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge	$24,781	$339	$400	$25,520
Payments	(11,336)	(191)	(120)	(11,647)
Foreign currency translation	(588)	(3)	-	(591)

September 30, 2008	$12,857	$145	$280	$13,282

The restructuring charge of $25,520 for the first nine months of 2008 primarily includes personnel costs of $24,781 related to the elimination of approximately 400 positions, primarily within the company’s global components business segment in North America and Europe related to the company’s continued focus on

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
operational efficiency, and facilities costs of $339, related to exit activities for vacated facilities in North America due to the company’s continued efforts to reduce real estate costs.
2007 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $4,512 ($2,674 net of related taxes or $.02 per share on both a basic and diluted basis) and $1,790 ($438 net of related taxes) for the third quarter and first nine months of 2007, respectively.
Included in the restructuring and integration charge for the third quarter of 2007 is a restructuring charge of $3,066 related to initiatives by the company to improve operating efficiencies. Also, included in the restructuring and integration charge for the third quarter of 2007 is a restructuring charge of $1,239 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $207, primarily related to the acquisition of KeyLink.
Included in the restructuring and integration charge for the first nine months of 2007 is a restructuring charge of $7,407 related to initiatives by the company to improve operating efficiencies, offset, by an $8,506 gain on the sale of a facility. Also, included in the restructuring and integration charge for the first nine months of 2007 is a restructuring charge of $72 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2,817, primarily related to the acquisition of KeyLink.
The following table presents the activity in the restructuring accrual for the first nine months of 2008 related to the 2007 restructuring:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$3,815	$5,816	$14	$9,645
Restructuring charge	586	260	-	846
Payments	(3,623)	(1,016)	(14)	(4,653)
Foreign currency translation	49	(355)	-	(306)

September 30, 2008	$827	$4,705	$-	$5,532

Restructuring Accrual Related to Actions Taken Prior to 2007
The following table presents the activity in the restructuring accrual for the first nine months of 2008 related to restructuring actions taken prior to 2007:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$345	$2,724	$1,627	$4,696
Restructuring credit	(72)	-	(915)	(987)
Payments	(55)	(797)	-	(852)
Non-cash usage	-	-	(201)	(201)
Foreign currency translation	4	(32)	97	69

September 30, 2008	$222	$1,895	$608	$2,725

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Integration
The following table presents the activity in the integration accrual for the first nine months of 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2007	$557	$1,574	$3,016	$5,147
Integration costs (a)	761	10	(221)	550
Payments	(1,078)	(511)	-	(1,589)
Foreign currency translation	-	11	-	11

September 30, 2008	$240	$1,084	$2,795	$4,119

(a)
Integration costs of $550 include $332 recorded as an integration charge and $218 recorded as additional costs in excess of net assets of companies acquired. Personnel costs primarily related to the elimination of 11 positions in North America, related to the ACI and KeyLink acquisitions and 1 position in Europe, related to the Centia Group Limited and AKS Group AB acquisitions.

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $25,658 at September 30, 2008, of which $24,843 is expected to be spent in cash, and are expected to be utilized as follows:
•	The accruals for personnel costs of $14,146 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $7,829 relate to vacated leased properties that have scheduled payments of $882 in 2008, $2,435 in 2009, $1,564 in 2010, $585 in 2011, $564 in 2012, and $1,799 thereafter.

•	Other accruals of $3,683 are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J - Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$76,070	$98,324	$258,156	$293,829

Weighted average shares outstanding - basic	119,541	123,161	121,226	123,321
Net effect of various dilutive stock-based compensation awards	843	1,131	892	1,277

Weighted average shares outstanding - diluted	120,384	124,292	122,118	124,598

Net income per share:
Basic	$.64	$.80	$2.13	$2.38

Diluted (a)	$.63	$.79	$2.11	$2.36

(a)
The effect of options to purchase 2,664 shares for both the third quarter and first nine months of 2008, and the effect of options to purchase 43 shares for both the third quarter and first nine months of 2007 were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

Note K - Shareholders’ Equity
Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$76,070	$98,324	$258,156	$293,829
Foreign currency translation adjustments (a)	(148,198)	94,193	(7,808)	130,299
Other (b)	(7,283)	12,519	(12,610)	12,048

Comprehensive income (loss)	$(79,411)	$205,036	$237,738	$436,176

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Share-Repurchase Program
In December 2007, the Board of Directors authorized the company to repurchase $100,000 of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans. As of September 30, 2008, the company repurchased 3,303,183 shares under the share-repurchase program with a market value of $100,000 at the dates of repurchase.
Note L - Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Components of net periodic benefit costs:
Service cost	$647	$661	$1,938	$1,983
Interest cost	2,151	2,069	6,453	6,207
Expected return on plan assets	(1,715)	(1,639)	(5,145)	(4,917)
Amortization of unrecognized net loss	455	414	1,364	1,242
Amortization of prior service cost	137	137	411	411
Amortization of transition obligation	103	103	309	309

Net periodic benefit costs	$1,778	$1,745	$5,330	$5,235

Note M - Contingencies
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during the first quarter of 2008, the company recorded a charge of $12,941 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company has filed notice of its intention to appeal and will continue to defend its position.
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
At the Norco site, approximately $23,600 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area. Approximately $5,600 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite, will cost an additional $3,000 to $4,000.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $1,000 to $1,200. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $900 and $1,200. Feasibility studies, including a final report and the design of remedial measures, are estimated to cost between $240 and $500.
A draft remedial action plan for onsite and offsite remediation was submitted to the oversight authorities. Though the final plan has not yet been approved, the estimated cost to conduct such remediation and related monitoring is between $5,500 and $8,000.
Despite the amount of work undertaken and planned to date, the complete scope of work in connection with the Norco site is not yet known, and, accordingly, the associated costs not yet determined.
The litigation associated with these environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which were consolidated with it; Arrow’s actions against E.ON AG, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. After a series of lengthy proceedings, the U.S. courts have determined that the enforcement and interpretation of E.ON’s contractual obligations are matters for a court in Germany to determine. Accordingly, the Company is proceeding against E.ON in the Frankfurt am Main Regional Court in Germany. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
The company has received an opinion of counsel that the recovery of costs incurred to date which are covered under the contractual indemnifications associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Based on the opinion of counsel, the company increased the receivable for amounts due from E.ON AG by $5,544 during the first nine months of 2008 to $30,488. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note N - Income Taxes
The company recorded a provision for income taxes of $32,863 and $113,801 (an effective tax rate of 30.1% and 30.6%) for the third quarter and first nine months of 2008, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2008 were impacted by the previously discussed restructuring and integration charges, and the first nine months of 2008 were also impacted by the previously discussed preference claim from 2001. Excluding the impact of the previously discussed restructuring and integration charges and preference claim from 2001, the company’s effective tax rate for the third quarter and first nine months of 2008 was 30.2% and 30.9%, respectively.
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
Note O - Segment and Geographic Information
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales and operating income (loss), by segment, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales:
Global components	$2,988,950	$2,859,264	$8,869,394	$8,413,191
Global ECS	1,306,364	1,171,099	3,801,888	3,152,819

Consolidated	$4,295,314	$4,030,363	$12,671,282	$11,566,010

Operating income (loss):
Global components	$138,389	$151,663	$446,020	$458,388
Global ECS	39,653	38,338	131,437	118,347
Corporate (a)	(46,266)	(32,492)	(136,580)	(83,413)

Consolidated	$131,776	$157,509	$440,877	$493,322

(a)
Includes restructuring and integration charges of $11,037 and $25,711 for the third quarter and first nine months of 2008, respectively, and restructuring and integration charges of $4,512 and $1,790 for the third quarter and first nine months of 2007, respectively. Also includes a charge of $12,941 related to the preference claim from 2001 for the first nine months of 2008.

Total assets, by segment, are as follows:

	September 30,	December 31,
	2008	2007

Global components	$5,352,554	$5,230,728
Global ECS	2,210,343	2,262,946
Corporate	529,177	566,186

Consolidated	$8,092,074	$8,059,860

Sales, by geographic area, are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

North America (b)	$2,042,779	$2,139,976	$6,227,968	$6,084,980
EMEASA	1,344,198	1,203,505	4,138,868	3,686,841
Asia/Pacific	908,337	686,882	2,304,446	1,794,189

Consolidated	$4,295,314	$4,030,363	$12,671,282	$11,566,010

(b)
Includes sales related to the United States of $1,888,458 and $5,747,168 for the third quarter and first nine months of 2008, respectively, and $1,961,854 and $5,631,772 for the third quarter and first nine months of 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Net property, plant and equipment, by geographic area, are as follows:

	September 30,	December 31,
	2008	2007

North America (c)	$329,420	$261,134
EMEASA	73,332	74,937
Asia/Pacific	17,855	19,090

Consolidated	$420,607	$355,161

(c)	Includes net property, plant and equipment related to the United States of $328,388 and $259,948 at September 30, 2008 and December 31, 2007, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, and enhance their overall competitiveness. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first nine months of 2008, approximately 70% of the company’s sales consisted of electronic components, and approximately 30% of the company’s sales consisted of enterprise computing solutions.
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
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205.5 million, which included $15.5 million of debt paid at closing, cash acquired of $3.6 million, and acquisition costs. In addition, there was the assumption of $46.7 million in debt. LOGIX, which is headquartered in France, has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600 million (approximately €440 million). For the third quarter and first nine months of 2008, LOGIX sales of $111.6 million and $184.2 million, respectively, were included in the company’s consolidated results of operations from the date of acquisition.
On March 31, 2007, the company acquired from Agilysys, Inc. (“Agilysys”) substantially all of the assets and operations of their KeyLink Systems Group business (“KeyLink”) for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys.
Consolidated sales for the third quarter of 2008 grew by 6.6%, compared with the year-earlier period, due to an 11.6% increase in the global ECS business segment and a 4.5% increase in the global components business segment. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, consolidated sales increased by 3.8%. The increase in global ECS business segment sales for the third quarter of 2008 was primarily due to the LOGIX acquisition, the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, and growth in storage, software, and services attributable to the company’s increased focus on sales-related initiatives, offset, in part, by weakness in sales of servers. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, the global ECS business segment sales for the third quarter of 2008 grew by 2.1%. In the global components business segment, sales for the third quarter of 2008 increased primarily due to strength in the Asia Pacific region and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in North America and Europe.

Net income decreased to $76.1 million in the third quarter of 2008, compared with net income of $98.3 million in the year-earlier period. The following items impacted the comparability of the company’s results:
Third quarter of 2008 and 2007:
•	restructuring and integration charges of $11.0 million ($7.6 million net of related taxes) in 2008 and $4.5 million ($2.7 million net of related taxes) in 2007; and

•	an income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany in 2007.
First nine months of 2008 and 2007:
•	restructuring and integration charges of $25.7 million ($17.7 million net of related taxes) in 2008 and $1.8 million ($.4 million net of related taxes) in 2007;

•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008; and

•	an income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory rate change in Germany in 2007.
Excluding the above-mentioned items, the decrease in net income for the third quarter of 2008 was the result of lower gross profit as a percentage of sales due to a change in mix of the company’s business, with the Asia Pacific region being a greater percentage of sales, and, to a lesser extent, to increased pricing pressure being experienced worldwide. Additionally, selling, general and administrative expenses increased to support an increase in sales, in addition to increased expenditures related to the company’s global enterprise resource planning (“ERP”) initiative, compared with the year-earlier period. The impact of the above items was offset, in part, by a lower effective tax rate, compared with the year-earlier period.
Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for the third quarter and first nine months of 2008 increased by $265.0 million, or 6.6%, and $1.11 billion, or 9.6%, respectively, compared with the year-earlier periods. The increase in consolidated sales over the third quarter of 2007 was driven by an increase of $135.3 million, or 11.6%, in the global ECS business segment and an increase of $129.7 million, or 4.5%, in the global components business segment. The increase in consolidated sales over the first nine months of 2007 was driven by an increase of $649.1 million, or 20.6%, in the global ECS business segment and an increase of $456.2 million, or 5.4%, in the global components business segment.
In the global ECS business segment, sales for the third quarter and first nine months of 2008 increased by 11.6% and 20.6%, respectively, compared with the year-earlier periods. The increase in sales for the third quarter of 2008 was primarily due to the LOGIX acquisition, the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, and growth in storage, software, and services attributable to the company’s increased focus on sales-related initiatives, offset, in part, by weakness in sales of servers. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2007, the global ECS business segment sales for the third quarter of 2008 grew by 2.1%. The increase in sales for the first nine months of 2008 was primarily due to the KeyLink and LOGIX acquisitions. On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007 and excluding KeyLink sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for the first nine months of 2008 grew by 3.9%, compared with the year-earlier period, primarily due to the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and growth in storage, software and services due to the company’s increased focus on sales-related initiatives offset, in part, by weakness in sales of servers.
In the global components business segment, sales for the third quarter and first nine months of 2008 increased by 4.5% and 5.4%, respectively, compared with the year-earlier periods, primarily due to strength in the Asia Pacific region and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in North America and Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased consolidated sales of $88.8 million and $427.7 million for the third quarter and first nine months of 2008, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales increased by 4.4% and 5.9% for the third quarter and first nine months of 2008, respectively.
Gross Profit
The company recorded gross profit of $563.9 million and $1.76 billion in the third quarter and first nine months of 2008, respectively, compared with $552.6 million and $1.67 billion in the year-earlier periods. The gross profit margin for the third quarter and first nine months of 2008 decreased by approximately 60 and 50 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit margin for the third quarter of 2008 was due to a change in the mix in the company’s business, with the Asia Pacific region being a greater percentage of total sales, and, to a lesser extent, to increased pricing pressure being experienced worldwide. The decrease in gross profit margin for the first nine months of 2008 was in part due to the KeyLink and LOGIX acquisitions, which have lower gross profit margins (as well as a lower operating expense structure). On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007, the gross profit margin for the first nine months of 2008 decreased by approximately 40 basis points compared with the year-earlier period, primarily due to a change in the mix in the company’s business, with the global ECS business segment and Asia/Pacific being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit of those businesses was offset, in part, by the lower operating costs and lower working capital requirements relative to the company’s other businesses.
Restructuring and Integration Charge
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $11.0 million ($7.6 million net of related taxes or $.06 per share on both a basic and diluted basis) and $25.7 million ($17.7 million net of related taxes or $.15 per share on both a basic and diluted basis) for the third quarter and first nine months of 2008, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring charges of $11.4 million and $25.5 million, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $31 million per annum, with approximately $6 million and $9 million realized in the third quarter and first nine months of 2008, respectively. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring credits of $.3 million and $.1 million, respectively, related to adjustments to reserves previously established through restructuring charges in prior periods. Additionally, the first nine months of 2008 includes an integration charge of $.3 million, primarily related to the ACI Electronics LLC and KeyLink acquisitions.

2007 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $4.5 million ($2.7 million net of related taxes or $.02 per share on both a basic and diluted basis) and $1.8 million ($.4 million net of related taxes) for the third quarter and first nine months of 2007, respectively.
Included in the restructuring and integration charge for the third quarter of 2007 is a restructuring charge of $3.1 million related to initiatives by the company to improve operating efficiencies. Also, included in the restructuring and integration charge for the third quarter of 2007 is a restructuring charge of $1.2 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $.2 million, primarily related to the acquisition of KeyLink.
Included in the restructuring and integration charge for the first nine months of 2007 is a restructuring charge of $7.4 million related to initiatives by the company to improve operating efficiencies, offset, by an $8.5 million gain on the sale of a facility. Also, included in the restructuring and integration charge for the first nine months of 2007 is a restructuring charge of $.1 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $2.8 million, primarily related to the acquisition of KeyLink.
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during the first quarter of 2008, the company recorded a charge of $12.9 million ($7.8 million net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. The company has filed notice of its intention to appeal and will continue to defend its position.
Operating Income
The company recorded operating income of $131.8 million and $440.9 million in the third quarter and first nine months of 2008, respectively, as compared with operating income of $157.5 million and $493.3 million in the year-earlier periods. Included in operating income for the third quarter and first nine months of 2008 were the previously discussed restructuring and integration charges of $11.0 million and $25.7 million, respectively. Also included in operating income for the first nine months of 2008 was the previously discussed charge related to the preference claim from 2001 of $12.9 million. Included in operating income for the third quarter and first nine months of 2007 was the previously discussed restructuring and integration charges of $4.5 million and $1.8 million, respectively.
Selling, general and administrative expenses increased $29.7 million, or 8.0%, in the third quarter of 2008 on a sales increase of 6.6% compared with the third quarter of 2007, and $102.9 million, or 9.1%, in the first nine months of 2008 on a sales increase of 9.6% compared with the first nine months of 2007. The dollar increase in selling, general and administrative expenses in the third quarter of 2008 compared with the year-earlier period, was due to the impact of foreign exchange rates, higher selling, general and administrative expenses to support increased sales, increased expenditures related to the company’s global ERP initiative, and selling, general and administrative expenses incurred by LOGIX which was acquired in June 2008. The dollar increase in selling, general and administrative expenses for the first nine months of 2008 compared with the year-earlier period, was due to the impact of foreign exchange rates, higher selling, general and administrative expenses to support increased sales, increased expenditures related to the company’s global ERP initiative, and selling, general and administrative expenses incurred by KeyLink and LOGIX which were acquired in March 2007 and June 2008, respectively. Selling, general and administrative expenses as a percentage of sales was relatively flat at

9.4% and 9.3% for the third quarters of 2008 and 2007, respectively, and 9.7% and 9.8% for the first nine months of 2008 and 2007, respectively.
Interest Expense
Net interest expense increased by $.5 million, or 2.2%, and decreased by $1.4 million, or 1.8% in the third quarter and first nine months of 2008, respectively, compared with the year-earlier periods.
Income Taxes
The company recorded a provision for income taxes of $32.9 million and $113.8 million (an effective tax rate of 30.1% and 30.6%) for the third quarter and first nine months of 2008, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2008 were impacted by the previously discussed restructuring and integration charges, and the first nine months of 2008 was also impacted by the previously discussed preference claim from 2001. Excluding the impact of the previously discussed restructuring and integration charges and preference claim from 2001, the company’s effective tax rate for the third quarter and first nine months of 2008 was 30.2% and 30.9%, respectively.
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
Net Income
The company recorded net income of $76.1 million and $258.2 million in the third quarter and first nine months of 2008, respectively, compared with net income of $98.3 million and $293.8 million in the year-earlier periods. Included in net income for the third quarter and first nine months of 2008 were the previously discussed restructuring and integration charges of $7.6 million and $17.7 million, respectively. Also included in net income for the first nine months of 2008 was the previously discussed charge related to the preference claim from 2001 of $7.8 million. Included in net income for the third quarter and first nine months of 2007 was the previously discussed restructuring and integration charges of $2.7 million and $.4 million, respectively. Also included in net income for the third quarter and first nine months of 2007 was the previously discussed income tax benefit of $6.0 million, net, principally due to a reduction in deferred income tax as a result of the statutory rate change in Germany. Excluding the above-mentioned items, the decrease in net income for the third quarter and first nine months of 2008 was due to lower gross profit as a percentage of sales, increased selling, general and administrative expenses to support an increase in sales, and increased expenditures related to the company’s global ERP initiative, offset, in part, by a lower effective tax rate, compared with the year-earlier period.
Liquidity and Capital Resources
At September 30, 2008 and December 31, 2007, the company had cash and cash equivalents of $243.4 million and $447.7 million, respectively.

During the first nine months of 2008, the net amount of cash provided by the company’s operating activities was $344.0 million, the net amount of cash used for investing activities was $432.8 million, and the net amount of cash used for financing activities was $122.0 million. The effect of exchange rate changes on cash was an increase of $6.4 million.
During the first nine months of 2007, the net amount of cash provided by the company’s operating activities was $630.3 million, the net amount of cash used for investing activities was $629.0 million, and the net amount of cash used for financing activities was $28.5 million. The effect of exchange rate changes on cash was an increase of $7.2 million.
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 60.2% and 61.6% at September 30, 2008 and December 31, 2007, respectively.
The net amount of cash provided by the company’s operating activities during the first nine months of 2008 was $344.0 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in accounts receivable, and an increase in accrued expenses, offset, in part, by an increase in inventory and a decrease in accounts payable.
The net amount of cash provided by the company’s operating activities during the first nine months of 2007 was $630.3 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses, offset, in part, by an increase in accounts receivable supporting increased sales.
Working capital as a percentage of sales was 14.6% in the third quarter of 2008 compared with 15.4% in the third quarter of 2007.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first nine months of 2008 was $432.8 million, primarily reflecting $319.9 million of cash consideration paid for acquired businesses and $112.5 million for capital expenditures, which includes $72.9 million of capital expenditures related to the company’s global ERP initiative.
During the first nine months of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications, LOGIX, a leading value-added distributor of midrange servers, storage, and software, and Achieva Ltd., a value-added distributor of semiconductors and electro-mechanical devices, for aggregate cash consideration of $306.3 million. In addition, the company made payments of $13.6 million to increase its ownership interest in majority-owned subsidiaries.
The net amount of cash used for investing activities during the first nine months of 2007 was $629.0 million primarily reflecting $539.3 million of cash consideration paid for acquired businesses and $102.9 million for capital expenditures, which included $67.4 million of capital expenditures related to the company’s global ERP initiative. This was offset, in part, by $13.0 million of cash proceeds from the sale of facilities.
During the first nine months of 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor in North America, Adilam Pty. Ltd., a leading electronic components distributor in Australia and New Zealand, and Centia Group Limited and AKS Group AB, specialty distributors of access infrastructure, security, and virtualization software solutions in Europe, for aggregate cash consideration of $506.6 million. In addition, the company made a payment of $32.7 million to increase its ownership interest in Ultra Source Technology Corp. from 70.7% to 92.8%.

During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2008, the estimated cash flow impact of this ERP initiative is expected to be in the $120 to $140 million range with the annual impact decreasing by approximately $40 million in 2009. The company expects to finance these costs with cash flow from operations.
Cash Flows from Financing Activities
The net amount of cash used for financing activities during the first nine months of 2008 was $122.0 million. The primary use of cash for financing activities during the first nine months of 2008 included $115.8 million of repurchases of common stock and a $10.5 million decrease in short-term borrowings. The primary source of cash from financing activities during the first nine months of 2008 was $4.4 million of cash proceeds from the exercise of stock options.
The net amount of cash used in financing activities during the first nine months of 2007 was $28.5 million, including $198.5 million of net proceeds from long-term borrowings (including proceeds from a $200 million term loan due in 2012), $51.1 million of cash proceeds from the exercise of stock options, and $7.3 million related to excess tax benefits from stock-based compensation arrangements, offset, in part, by $169.1 million to repay senior notes, a $40.7 million reduction in short-term borrowings, and $75.7 million to repurchase common stock.
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at September 30, 2008). The facility fee related to the credit facility is .125%. The company also entered into a $200.0 million term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at September 30, 2008).
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at September 30, 2008). The facility fee is .125%.
There were no outstanding borrowings under the revolving credit facility and asset securitization program at September 30, 2008 and December 31, 2007.
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
Share-Repurchase Program
In December 2007, the Board of Directors authorized the company to repurchase $100 million of the company’s outstanding common stock through a share-repurchase program. As of September 30, 2008, the company repurchased 3,303,183 shares under the share-repurchase program with a market value of $100.0 million at the dates of repurchase.
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
The company believes there were no significant changes during the first nine months of 2008 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2007.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A - Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2007, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at September 30, 2008 and December 31, 2007 was $322.6 million and $262.9 million, respectively. The carrying amounts, which are nominal, approximated fair value at September 30, 2008 and December 31, 2007. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $427.7 million and increased operating income of $25.4 million for the first nine months of 2008, compared with the year-earlier period, based on 2007 sales and operating income at the average rate for 2008. Sales and operating income would decrease by $406.4 million and $16.2 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2008. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2013, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $11.7 million and $14.4 million at September 30, 2008 and December 31, 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $39.8 million and $46.2 million at September 30, 2008 and December 31, 2007, respectively.
Interest Rate Risk
At September 30, 2008, approximately 60% of the company’s debt was subject to fixed rates, and 40% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the third quarter of 2008. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.569% at September 30, 2008) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December

2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $.8 million and $.2 million at September 30, 2008 and December 31, 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.99% and 9.50% at September 30, 2008 and December 31, 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.01% and 7.24% at September 30, 2008 and December 31, 2007, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $8.4 million and $7.5 million at September 30, 2008 and December 31, 2007, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s Chief Executive Officer and Chief Financial Officer evaluated the effectiveness of the company’s disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934 (the “Exchange Act”)) as of September 30, 2008. Based on such evaluation, they concluded that, as of September 30, 2008, the company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission. However, in evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
During the first nine months of 2008, the company acquired LOGIX S.A. (“LOGIX”) and the components distribution business of Achieva Ltd. (“Achieva”). The company has excluded LOGIX and Achieva from its assessment of and conclusion on the effectiveness of the company’s internal control over financial reporting. LOGIX and Achieva accounted for 5.5 percent of total assets (3.0 percent excluding cost in excess of net assets of companies acquired recorded in connection with these acquisitions) as of September 30, 2008 and 1.7 percent of the company’s consolidated sales and less than one percent of the company’s consolidated net income for the nine months ended September 30, 2008.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
In December 2007, the Board of Directors authorized the company to repurchase $100 million of the company’s outstanding common stock in such amounts as to offset the dilution from the exercise of stock options and other stock-based compensation plans. As of September 30, 2008, the company repurchased 3,303,183 shares under the share-repurchase program with a market value of $100.0 million at the dates of repurchase.
The following table shows the share-repurchase activity for each of the three months in the quarter ended September 30, 2008:

			Total Number
			of Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program(1)

July 1 through 31, 2008	-	-	-	13,103,508
August 1 through 31, 2008	397,000	$33.01	397,000	-
September 1 through 30, 2008	-	-	-	-

Total	397,000		397,000

(1)	The approximate dollar value of shares reflects the $100 million authorized for repurchase less the approximate dollar value of the shares that were purchased to date.

Item 6. Exhibits.

Exhibit
Number	Exhibit
31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: October 22, 2008	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer