Form 10-K
period 2008-12-31
ARROW ELECTRONICS INC
filed 2009-02-26
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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
Yes [X] No [  ]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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

Large accelerated filer [X]	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]
The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant’s most recently completed second fiscal quarter was $3,595,644,549.
There were 119,335,854 shares of Common Stock outstanding as of February 20, 2009.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement related to the registrant’s Annual Meeting of Shareholders, to be held May 1, 2009, is incorporated by reference in Part III to the extent described therein.

PART I
Item 1. Business.
Arrow Electronics, Inc. (the “company” or “Arrow”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company believes it is a leader in the electronics distribution industry in operating systems, employee productivity, value-added programs, and total quality assurance. Arrow, which was incorporated in New York in 1946, serves approximately 800 suppliers and approximately 130,000 original equipment manufacturers (“OEMs”), contract manufacturers (“CMs”), and commercial customers.
Serving its industrial and commercial customers as a supply channel partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services, inventory management, and a variety of online supply chain tools.
Arrow’s diverse worldwide customer base consists of OEMs, CMs, and other commercial customers. Customers include manufacturers of consumer and industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aircraft and aerospace equipment, scientific and medical devices, and computer and office products. Customers also include value-added resellers (“VARs”) of enterprise computing solutions.
The company maintains approximately 250 sales facilities and 21 distribution and value-added centers in 53 countries and territories, serving over 70 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness.
The company has two business segments. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global enterprise computing solutions (“ECS”) business segment. For 2008, approximately 68% of the company’s sales were from the global components business segment, and approximately 32% of the company’s sales were from the global ECS business segment. The financial information about the company’s business segments and geographic operations can be found in Note 16 of the Notes to Consolidated Financial Statements.
Operating efficiency and working capital management remain a key focus of the company’s business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital. To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.
Global Components
The company’s global components business segment, one of the largest distributors of electronic components and related services in the world, covers the world’s three largest electronics markets — North America, EMEASA (Europe, Middle East, Africa, and South America), and the Asia Pacific region.
North America includes sales and marketing organizations in the United States, Canada, and Mexico. In February 2008, the global components business segment acquired all the assets and operations of ACI Electronics LLC (“ACI”), a distributor of electronic components used in defense and aerospace applications. This acquisition further bolstered the company’s leading position in the North American defense and aerospace market and expanded the company’s leading market share in many technology segments including military discretes.

In the EMEASA region, Arrow operates in Argentina, Austria, Belgium, Brazil, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom.
In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam. Over the past three years the global components business segment completed the following strategic acquisitions to broaden its product offerings and expand its geographic reach in the Asia Pacific region:
•	In June 2007, acquired the component distribution business of Adilam Pty. Ltd. (“Adilam”), a leading electronic components distributor in Australia and New Zealand.

•	In November 2007, acquired Universe Electron Corporation (“UEC”), a distributor of semiconductor and multimedia products in Japan.

•	In February 2008, acquired the franchise components distribution business of Hynetic Electronics and Shreyanics Electronics (“Hynetic”) in India.

•
In July 2008, acquired the components distribution business of Achieva Ltd. (“Achieva”), a value-added distributor of semiconductors and electro-mechanical devices based in Singapore. Achieva has a presence in eight countries within the Asia Pacific region and is focused on creating value for its partners through technical support and demand creation activities.

•
In December 2008, acquired Excel Tech, Inc. (“Excel Tech”), the sole Broadcom distributor in Korea, and Eteq Components Pte Ltd (“Eteq Components”), a Broadcom-based franchise components distribution business in the ASEAN region and China.

Within the global components business segment, approximately 68% of the company’s sales consist of semiconductor products and related services, approximately 21% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors, and approximately 11% consist of computing, memory, and other products.
Most of the company’s customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.
Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, technical support, and financial intermediary, the distributor relieves manufacturers of a portion of the costs and personnel associated with these functions (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers to a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry is fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.
Global ECS
The company’s global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America, Europe, the Middle East and Africa. Over the past three years, the company has transformed its enterprise computing solutions business into a stronger organization with broader global reach, increased market share in the fast-growing product segments of software and storage, and a more robust customer and supplier base. Execution on the company’s strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for various suppliers including IBM, Sun Microsystems, and Hewlett-Packard and a leading distributor of enterprise storage and security and virtualization software. The global ECS’ geographic footprint has expanded from two countries (the United States and Canada) in 2005, to 28 countries around the world, including Austria, Belgium, Bulgaria, Canada, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Israel, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Romania, Serbia, Slovakia, Slovenia, Sweden, Switzerland, the United Kingdom, and the United States. Over the past three years, the global ECS business segment completed the following acquisitions:
•	In February 2006, acquired SKYDATA Corporation, a Canadian value-added distributor of data storage solutions, which significantly strengthened the company’s presence in Canada.

•
In November 2006, acquired Alternative Technology, Inc. (“Alternative Technology”), a leading specialty software distributor of access infrastructure, security, and virtualization solutions in North America. This transaction created significant opportunities in the fast-growing value-added software market.

•
In December 2006, acquired InTechnology Distribution plc’s specialty distribution division (“InTechnology”) that further strengthened the company’s software and storage capabilities. Based in Harrogate, England, the InTechnology transaction extended the business’ operations into the United Kingdom, the second largest information technology market in Europe.

•
In March 2007, acquired substantially all of the assets and operations of its KeyLink Systems Group business (“KeyLink”) from Agilysys, Inc. (“Agilysys”). The acquisition of KeyLink, a leading value-added distributor of enterprise servers, storage and software in the United States and Canada, brought considerable scale, cross-selling opportunities and mid-market reseller focus to the company’s global ECS business segment. The company’s global ECS business segment also entered into a long-term procurement agreement with Agilysys.

•	In September 2007, acquired Centia Group Limited and AKS Group AB (“Centia/AKS”), specialty distributors of access infrastructure, security and virtualization software solutions in Europe.

•
In June 2008, acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN. LOGIX is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 countries. This acquisition established the global ECS business segment’s presence in the Middle East and Africa, increased its scale throughout Europe, strengthened existing relationships with key suppliers, and brought a highly talented management team to the company.

Within the global ECS business segment, approximately 25% of the company’s sales consist of proprietary servers, 8% consist of industry standard servers, 27% consist of software, 27% consist of storage, and 13% consist of services.
Information technology (“IT”) demands for today’s businesses are evolving. As IT needs become more complex, corporate information officers are increasingly seeking products bundled into solutions that support business communication, operations, processes, and transactions in a competitive manner.
Global ECS provides VARs with many value-added services, including but not limited to, vertical market expertise, systems level training and certification, solutions testing at Arrow ECS Solutions Centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission critical solutions. Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly-technical mid-market and enterprise solutions in a cost competitive manner. VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers. They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-users. The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market and increasing the importance of global ECS’ value-added services. Global ECS’ suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For suppliers, global ECS is the aggregation point to over 18,000 VARs.
In better serving the needs of both suppliers and VARs, the company’s focus is to be an extension of the supplier’s sales and marketing organization and manage the supply chain, as well as to leverage the company’s strong relationships with the world’s foremost hardware, software and storage manufacturers to better enable VARs to deliver end-to-end solutions to their customers.
Customers and Suppliers
The company and its affiliates serve approximately 130,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 3% of the company’s 2008 consolidated sales.
The products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone or email from the company’s selling locations. The company also has sales teams that focus on small and emerging customers where sales representatives regularly call on customers by telephone or email from centralized selling locations, and inbound sales agents serve customers that call into the company.
Each of the company’s North American selling locations and primary distribution centers in the global components business segment are electronically linked to the company’s central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing. The company’s international operations in the global components business segment utilize similar online, real-time computer systems, with access to the company’s Worldwide Stock Check System. This system provides global access to real-time inventory data.
The company sells the products of approximately 800 suppliers. Sales from products and services from IBM accounted for approximately 11% of the company’s consolidated sales in 2008. No other single supplier accounted for more than 10% of the company’s consolidated sales in 2008. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company’s business, such as the company’s global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs. Most of the company’s purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.
Distribution Agreements
It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers’ price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers’ list prices. As of December 31, 2008, this type of arrangement covered approximately 72% of the company’s consolidated inventories. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.
A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2008, this type of repurchase arrangement covered approximately 74% of the company’s consolidated inventories.
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
Employees
The company and its affiliates employed approximately 12,700 employees worldwide as of December 31, 2008.
Available Information
The company makes the annual report on Form 10-K, quarterly reports on Form 10-Q, any current reports on Form 8-K, and amendments to any of these reports available through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the U.S. Securities and Exchange Commission (“SEC”). The information posted on the company’s website is not incorporated into this annual report on Form 10-K. In addition, the SEC maintains a website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The annual report on Form 10-K for the year ended December 31, 2008, includes the certifications of the company’s Chief Executive Officer and Chief Financial Officer as Exhibits 31 (i) and 31 (ii), respectively, which were filed with the SEC as required under Section 302 of the Sarbanes-Oxley Act of 2002 and certify the quality of the company’s public disclosure. The company’s Chief Executive Officer has also submitted a certification to the New York Stock Exchange (the “NYSE”) certifying that he is not aware of any violations by the company of NYSE corporate governance listing standards.

Executive Officers
The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 26, 2009:

Name	Age	Position

William E. Mitchell	64	Chairman of the Board of Directors and Chief Executive Officer
Michael J. Long	50	Director, President, and Chief Operating Officer
Peter S. Brown	58	Senior Vice President, General Counsel, and Secretary
John P. McMahon	56	Senior Vice President, Human Resources
Paul J. Reilly	52	Senior Vice President and Chief Financial Officer
Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.
William E. Mitchell was appointed Chairman of the Board of Directors in May 2006 and has been Chief Executive Officer of the company since February 2003. He also served as President of the company from February 2003 until February 2008. Prior to joining the company, he served as Executive Vice President of Solectron Corporation and President of Solectron Global Services, Inc. since March 1999.
Michael J. Long was appointed Director, President, and Chief Operating Officer of the company in February 2008. Prior thereto he served as Senior Vice President of the company from January 2006 to February 2008 and previously served as Vice President of the company for more than five years. He served as President, Arrow Global Components from September 2006 to February 2008; served as President, North America and Asia/Pacific Components from January 2006 until September 2006; President, North America from May 2005 to December 2005; and President and Chief Operating Officer of Arrow Enterprise Computing Solutions from July 1999 to April 2005.
Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.
John P. McMahon was appointed Senior Vice President, Human Resources of the company in March 2007. Prior to joining the company, he served as Senior Vice President and Chief Human Resource Officer of UMass Memorial Health Care System from August 2005 to March 2007; Senior Vice President of Global Human Resources at Fisher Scientific from June 2004 to June 2005; and Chief Human Resources Officer at Terra Lycos from August 1999 to May 2004.
Paul J. Reilly was appointed Senior Vice President of the company in May 2005 and, prior thereto, he served as Vice President of the company for more than five years. He has been Chief Financial Officer of the company for more than five years.

Item 1A. Risk Factors.
Described below and throughout this report are certain risks that the company’s management believes are applicable to the company’s business and the industry in which it operates. If any of the described events occur, the company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry and the capital markets that could materially adversely affect the company, including those associated with an economic recession, and global economic slowdown. The recent financial crisis affecting the banking systems and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and extreme volatility in the credit and equity markets. These factors affect businesses generally and, as a result, are not discussed in detail below except to the extent such conditions could materially affect the company and its customers and suppliers in particular ways.
If the company is unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the company’s business could be materially adversely affected.
A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Certain parts of the company’s business, such as the company’s global ECS business, rely on a limited number of suppliers. For example, sales from products and services from one of the company’s suppliers, IBM, accounted for approximately 11% of the company’s consolidated sales in 2008. To the extent that the company’s significant suppliers reduce the amount of products they sell through distribution, or are unwilling to continue to do business with the company, or are unable to continue to meet its obligations, the company’s business could be materially adversely affected. In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company, or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.
The competitive pressures the company faces could have a material adverse effect on the company’s business.
The market for the company’s products and services is very competitive and subject to rapid technological change. Not only does the company compete with other distributors, it also competes for customers with many of its own suppliers. Additional competition has emerged from third-party logistics providers, catalogue distributors, and brokers. The company’s failure to maintain and enhance its competitive position could adversely affect its business and prospects. Furthermore, the company’s efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability. The sizes of the company’s competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the competitors may have a more extensive customer base than the company in one or more of its market sectors.
Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.
The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Since a defect or failure in a product could give rise to failures in the end products that incorporate them, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the products involved in the claims. While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company’s ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business. The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the associated damages. Although the company currently has product liability insurance, such insurance is limited in coverage and amount.
Declines in value and other factors pertaining to the company’s inventory could materially adversely affect its business.
The market for the company’s products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. During an economic downturn, prices could decline due to various factors including an oversupply of product and, therefore, there may be greater risk of declines in inventory value. Although most of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. In addition, as discussed below, the company historically has sold and continues to sell products that contain substances that are regulated, or may be regulated, by various environmental laws. Some of the company’s inventory may become obsolete as a result of these or other existing or new regulations. All of these factors pertaining to inventory could have a material adverse effect on the company’s business.
The company is subject to environmental laws and regulations that could materially adversely affect its business.
The company is subject to a wide and ever-changing variety of international and U.S. federal, state, and local laws and regulations, compliance with which may require substantial expense. Of particular note are three European Union (“EU”) directives known as the (i) Restriction of Certain Hazardous Substances Directive (“RoHS”), (ii) the Waste Electrical and Electronic Equipment Directive, and (iii) the Registration, Evaluation and Authorisation of Chemicals (“REACH”). The first two directives restrict the distribution of products within the EU containing certain substances and require a manufacturer or importer to recycle products containing those substances. REACH will require companies to inform all purchasers of certain products in the EU to what extent they contain certain substances covered by the legislation. In addition, China has passed the Management Methods on Control of Pollution from Electronic Information Products, which prohibits the import of products for use in China that contain similar substances banned by the RoHS directive. Failure to comply with these directives or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.
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
In 2000, the company acquired Wyle Electronics (“Wyle”) and assumed its outstanding liabilities, including responsibility for environmental problems at sites Wyle had previously owned. The Wyle purchase agreement includes an indemnification from the seller, now known as E.ON AG, in favor of the company, covering virtually all costs arising out of or in connection with those environmental obligations. Two sites are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama. The company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies. The company has spent approximately $32 million to date in connection with these sites. In addition, the company was named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.
E.ON AG acknowledged liability under the contractual indemnities with respect to the Norco and Huntsville sites and made a small initial payment, but has subsequently refused to make further payments. As a result, the company is suing E.ON AG in the Regional Court in Frankfurt, Germany.
In addition, the company is a defendant in two actions brought in Riverside, California, County Court by landowners and residents alleging personal injury and property damage caused by contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site. Co-defendant Wyle Laboratories, formerly a division of Wyle, has demanded defense and indemnification from the company in connection with the litigation, which the company must provide subject to the terms of several related agreements and orders. These costs are also part of the company’s claim against E.ON AG.
As successor-in-interest to Wyle, the company is the beneficiary of the various Wyle insurance policies that covered liabilities arising out of operations at the two contaminated sites. Certain of the carriers of the primary insurance policies implicated in the pending claims have undertaken substantial portions of the defense of the company in the Riverside County cases, and the company has recovered approximately $10 million from them to date. The company has sued certain of the umbrella liability policy carriers, however, they have yet to make payment on the tendered losses.
The company believes strongly in the merits of its positions regarding the E.ON AG indemnity, the liabilities of the insurance carriers, and the absence of compensable damage to the Riverside County plaintiffs, but there can be no guarantee of the outcome of litigation. Should and to the extent some or all of the insurance policies at issue prove insufficient or unavailable, and E.ON AG prevails in the litigation pending in Germany, the company would be responsible for the costs. The total costs of 1) the investigation and remediation of the two sites, 2) the defense of the company and the defense and indemnity of Wyle Laboratories in the Riverside County cases, 3) the potential amount of any adverse verdict in those cases, and 4) the amount of any shortfall in the availability of the E.ON AG indemnity and/or the insurance coverage are all as yet undetermined. Any or all of those costs could have a material adverse effect on the company’s business.
The company may not have adequate or cost-effective liquidity or capital resources.
The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness. At December 31, 2008, the company had cash and cash equivalents of $451.3 million. In addition, the company currently has access to committed credit lines of $1.4 billion. The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.
The company may, in the future, need to access the financial markets to satisfy its cash needs. The company’s ability to obtain external financing is affected by general financial market conditions and the company’s debt ratings. While, thus far, uncertainties in global credit markets have not significantly affected the company’s access to capital, future financing could be difficult or more expensive. Further, any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating or tightening of credit availability could impair the company’s ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. The company’s lack of access to cost-effective capital resources, an increase in the company’s financing costs, or a breach of debt instrument covenants could have a material adverse effect on the company’s business.
The agreements governing some of the company’s financing arrangements contain various covenants and restrictions that limit some of management’s discretion in operating the business and could prevent the company from engaging in some activities that may be beneficial to its business.
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
Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future volume of orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer’s industry, may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payment could materially adversely affect the company’s business.

A large portion of the company’s revenues comes from the sale of semiconductors, which, in the past, has been a cyclical industry.
The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 46%, 48%, and 56% of the company’s consolidated sales in 2008, 2007, and 2006, respectively, and the company’s revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Any cyclical downturn in the technology industry, particularly in the semiconductor sector, could have a material adverse effect on the company’s business and negatively impact its ability to maintain historical profitability levels.
The company’s non-U.S. sales represent a significant portion of its revenues, and consequently, the company is increasingly exposed to risks associated with operating internationally.
In 2008, 2007, and 2006, approximately 54%, 50%, and 53%, respectively, of the company’s sales came from its operations outside the United States. As a result of the company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:
•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	currency fluctuations;

•	import and export duties and value-added taxes;

•	transportation delays and interruptions;

•	uncertainties arising from local business practices and cultural considerations; and

•	potential military conflicts and political risks.
Furthermore, products the company sells which are either manufactured in the United States or based on U.S. technology (“U.S. Products”) are subject to the Export Administration Regulations (“EAR”) when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments. Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates. Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company’s business.
Also, the company’s operating income margins are lower in certain geographic markets. Operating income in the components business in Asia/Pacific tends to be lower than operating income in North America and Europe. As sales in Asia/Pacific increased as a percentage of overall sales, consolidated operating income margins have fallen. The financial impact of the lower operating income on returns on working capital was offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may not be able to successfully integrate them.
If the company is unsuccessful in integrating its acquisitions, or if integration is more difficult than anticipated, the company may experience disruptions that could have a material adverse effect on its business.
The company’s goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.
Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships, non-competition agreements, a long-term procurement agreement, customer databases, and sales backlog, among others, as a result of acquisitions. The company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. The company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.
As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined it was necessary to perform an interim impairment test of its goodwill and identifiable intangible assets. Based upon the results of such testing, the company concluded that a portion of its goodwill was impaired and, as such, recognized a non-cash impairment charge of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2008 with respect to the company’s identifiable intangible assets. See Notes 1 and 3 of the Notes to the Consolidated Financial Statements and ‘Critical Accounting Policies’ in Management’s Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.
A continued decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company’s businesses and the company could be required to record an additional impairment charge in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an additional impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.
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
The company’s current global operations reside on multiple technology platforms. These platforms are subject to electrical or telecommunications outages, computer hacking, or other general system failure, which could have a material adverse effect on the company’s business. Because most of the company’s systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may be more difficult to adapt to commercially available software.
The company is in the process of converting its various business information systems worldwide to a single Enterprise Resource Planning system. The company has committed significant resources to this conversion, which started in late 2006 and is expected to be phased in over several years. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company will be using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company’s ability to perform necessary business operations, which could materially, adversely affect the company’s business.
The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company’s ability to use certain technologies in the future.
Certain of the company’s products include intellectual property owned by the company and/or our third party suppliers. Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit and software industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company’s business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself for which we have no indemnification protections. In any dispute involving products that incorporate intellectual property developed or licensed by the company, the company’s customers could also become the target of litigation. We are obligated in many instances to indemnify and defend our customers if the products or services we sell are alleged to infringe any third party’s intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome or size of damage award, could:
•	result in substantial cost to the company;

•	divert management’s attention and resources;

•	be time consuming to defend;

•	result in substantial damage awards;

•	cause product shipment delays; or

•	require the company to seek to enter into royalty or other licensing agreements.
Additionally, if an infringement claim is successful the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase our operating expenses and harm the company’s operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company’s ability to compete effectively.
Item 1B. Unresolved Staff Comments.
None.

Item 2. Properties.
The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease expiring in 2013. The company owns 16 locations throughout North America, EMEASA, and the Asia Pacific region and occupies over 320 additional locations under leases due to expire on various dates through 2022. The company believes its facilities are well maintained and suitable for company operations.
Item 3. Legal Proceedings.
Preference Claim From 2001
In 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during 2008, the company recorded a charge of $10.9 million ($6.6 million net of related taxes or $.05 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees.
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
Environmental and Related Matters
Wyle Claims
In connection with the 2000 purchase of Wyle from the VEBA Group (“VEBA”), the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified. Each site will require remediation, the final form and cost of which is undetermined. As further discussed in Note 15 of the Notes to Consolidated Financial Statements, the Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental Management. The Norco site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly—traded, German conglomerate in June 2000. The combined entity, now known as E.ON AG, remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment. Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.
Related Litigation
In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany. The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site. That action is now proceeding.
The company was named as a defendant in several suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.). Approximately 90 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The Gandara matter has since been resolved to the satisfaction of the parties, but the outcome of the Austin and Briones cases and the amount of any associated liability are unknown.
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
Impact on Financial Statements
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.5 million), discussed above. The company believes that recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $8.7 million during 2008 to $33.6 million. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8.7 million for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6.3 million of such amounts, but its promises to make payments of at least that amount were not kept. The company also believes that the recovery of these amounts is probable.
In connection with the acquisition of Wyle, the company acquired a $4.5 million tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.
As successor-in-interest to Wyle, the company is the beneficiary of the various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the carriers of the primary insurance policies implicated in the pending claims have undertaken substantial portions of the defense of the company in the Riverside County cases (Austin and Briones), and the company has recovered approximately $10 million from them to date. The company has sued certain of the umbrella liability policy carriers, however, because they have yet to make payment on the tendered losses.
The company believes strongly in the merits of its positions regarding the E.ON AG indemnity, the liabilities of the insurance carriers, and the absence of compensable damages to the Riverside County plaintiffs.
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
Item 4. Submission of Matters to a Vote of Security Holders.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information
The company’s common stock is listed on the NYSE (trading symbol: “ARW”). The high and low sales prices during each quarter of 2008 and 2007 were as follows:

Year	High	Low

2008:
Fourth Quarter	$26.60	$11.74
Third Quarter	36.00	24.95
Second Quarter	34.97	26.50
First Quarter	39.44	29.00

2007:
Fourth Quarter	$44.95	$34.68
Third Quarter	43.55	33.17
Second Quarter	43.13	37.29
First Quarter	39.83	32.00
Holders
On February 20, 2009, there were approximately 2,700 shareholders of record of the company’s common stock.
Dividend History
The company did not pay cash dividends on its common stock during 2008 or 2007. While the Board of Directors considers the payment of dividends on the common stock from time to time, the declaration of future dividends will be dependent upon the company’s earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information
The following table summarizes information, as of December 31, 2008, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock and restricted stock units, performance shares or units, covered employee annual incentive awards and other stock-based awards may be granted from time to time.

	Number of	Weighted
	Securities to be	Average
	Issued Upon	Exercise	Number of
	Exercise	Price of	Securities
	of Outstanding	Outstanding	Remaining
	Options,	Options,	Available for
	Warrants and	Warrants and	Future
Plan Category	Rights	Rights	Issuance

Equity compensation plans approved by security holders	5,413,473	$31.88	6,957,960
Equity compensation plans not approved by security holders	-	-	-

Total	5,413,473	$31.88	6,957,960

Performance Graph
The following graph compares the performance of the company’s common stock for the periods indicated with the performance of the Standard & Poor’s 500 Stock Index (“S&P 500 Stock Index”) and the average performance of a group consisting of the company’s peer companies on a line-of-business basis. The companies included in the Peer Group are Avnet, Inc., Bell Microproducts, Inc., Jaco Electronics, Inc., and Nu Horizons Electronics Corp. The graph assumes $100 invested on December 31, 2003 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2003	2004	2005	2006	2007	2008

Arrow Electronics	100	105	138	136	170	81
Peer Group	100	85	108	113	148	89
S&P 500 Stock Index	100	111	116	135	142	90

Item 6. Selected Financial Data.
The following table sets forth certain selected consolidated financial data and should be read in conjunction with the company’s consolidated financial statements and related notes appearing elsewhere in this annual report on Form 10-K (dollars in thousands except per share data):

For the years ended
December 31:	2008 (a)	2007 (b)	2006 (c)	2005 (d) (f)	2004 (e) (f)

Sales	$16,761,009	$15,984,992	$13,577,112	$11,164,196	$10,646,113

Operating income (loss)	$(493,569)	$686,905	$606,225	$480,258	$439,338

Net income (loss)	$(613,739)	$407,792	$388,331	$253,609	$207,504

Net income (loss) per share:
Basic	$(5.08)	$3.31	$3.19	$2.15	$1.83

Diluted	$(5.08)	$3.28	$3.16	$2.09	$1.75

At December 31:
Accounts receivable and inventories	$4,713,849	$4,961,035	$4,401,857	$3,811,914	$3,470,600
Total assets	7,118,285	8,059,860	6,669,572	6,044,917	5,509,101
Long-term debt	1,223,985	1,223,337	976,774	1,138,981	1,465,880
Shareholders’ equity	2,676,698	3,551,860	2,996,559	2,372,886	2,194,186

(a)
Operating loss and net loss include a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis), restructuring and integration charges of $70.1 million ($55.3 million net of related taxes or $.46 per share on both a basic and diluted basis), and a charge related to the preference claim from 2001 of $10.9 million ($6.6 million net of related taxes or $.05 per share on both a basic or diluted basis). Net loss also includes a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of an investment, and a reduction of the provision for income taxes of $8.5 million ($.07 per share on both a basic and diluted basis) and an increase in interest expense of $1.0 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international income tax matters.

(b)
Operating income and net income include restructuring and integration charges of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis) and net income includes an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany.

(c)
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

(d)
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

(f)
Effective January 1, 2006, the company adopted the provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123 (revised 2004), “Share-Based Payment” and the Securities and Exchange Commission Staff Accounting Bulletin No. 107, which requires share-based payment (“SBP”) awards exchanged for employee services to be measured at fair value and expensed in the consolidated statements of operations over the requisite employee service period. Prior to January 1, 2006, the company accounted for SBP awards under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” which utilized the intrinsic value method and did not require any expense to be recorded in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant. Had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company’s various stock-based compensation plans, operating income and net income would be reduced by $15.2 million and $9.1 million ($.08 and $.07 per share on a basic and diluted basis, respectively) for 2005, and $18.5 million and $11.1 million ($.10 and $.09 per share on a basic and diluted basis, respectively) for 2004.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics distribution industry and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, and enhance their overall competitiveness. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2008, approximately 68% of the company’s sales were from the global components business segment, and approximately 32% of the company’s sales were from the global ECS business segment.
Operating efficiency and working capital management remain a key focus of the company’s business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital. To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach. Investments needed to fund this growth are developed through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.
On June 2, 2008, the company acquired LOGIX, a subsidiary of Groupe OPEN for a purchase price of $205.9 million, which included $15.5 million of debt paid at closing, cash acquired of $3.6 million, and acquisition costs. In addition, there was the assumption of $46.7 million in debt. Headquartered in France, LOGIX has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600 million (approximately €440 million). For 2008, LOGIX sales of $376.9 million were included in the company’s consolidated results of operations from the date of acquisition.
On March 31, 2007, the company acquired from Agilysys substantially all of the assets and operations of KeyLink for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit. The company also entered into a long-term procurement agreement with Agilysys. Total KeyLink sales for 2006, including estimated revenues associated with the above-mentioned procurement agreement, were approximately $1.6 billion.
Consolidated sales for 2008 grew by 4.9%, compared with the year-earlier period, due to a 14.3% increase in the global ECS business segment sales and a less than 1% increase in the global components business segment sales. On a pro forma basis, adjusted for acquisitions, consolidated sales increased less than 1%.
The increase in global ECS business segment sales of 14.3% for 2008 was primarily due to the KeyLink and LOGIX acquisitions. On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007 and excluding KeyLink sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for 2008 decreased by less than 1% when compared with the year-earlier period. This decrease was primarily due to weakness in sales of servers offset, in part, by the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, and growth in storage, software, and services. Excluding the impact of foreign currency, the company’s global ECS business segment sales increased by 13.3% in 2008.
In the global components business segment, sales for 2008 increased primarily due to strength in the Asia Pacific region and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in North America and Europe. Excluding the impact of foreign currency, the company’s global components business segment sales decreased by

1.3% in 2008.
The company recorded a net loss of $613.7 million in 2008, principally due to a non-cash impairment charge of $1.02 billion associated with goodwill as a result of significant declines in macroeconomic conditions and related declines in global equity valuations, compared with net income of $407.8 million in 2007. The following items impacted the comparability of the company’s results for the years ended December 31, 2008 and 2007:
•	a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes) in 2008;

•	restructuring and integration charges of $70.1 million ($55.3 million net of related taxes) in 2008 and $11.7 million ($7.0 million net of related taxes) in 2007;

•	a charge related to the preference claim from 2001 of $10.9 million ($6.6 million net of related taxes) in 2008;

•	a loss of $10.0 million on the write-down of an investment in 2008;

•
a reduction of the provision for income taxes of $8.5 million and an increase in interest expense of $1.0 million ($1.0 million net of related taxes) primarily related to the settlement of certain international income tax matters in 2008; and

•	an income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany in 2007.
Excluding the above-mentioned items, the decrease in net income in 2008 was primarily the result of the sales decline in the more profitable components businesses in North America and Europe and increased expenditures related to the company’s global enterprise resource planning (“ERP”) initiative offset, in part, by increased sales in the global ECS business segment and the global components businesses in the Asia Pacific region and by a lower effective tax rate.
Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for 2008 increased by $776.0 million, or 4.9%, compared with the year-earlier period. The increase was driven by an increase in the global ECS business segment of $680.3 million, or 14.3%, and an increase in the global components business segment of $95.7 million, or less than 1%.
In the global ECS business segment, sales for 2008 increased by 14.3%, compared with the year-earlier period, primarily due to the KeyLink and LOGIX acquisitions. On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007 and excluding KeyLink sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for 2008 decreased by less than 1%, compared with the year-earlier period. This decrease was primarily due to weakness of servers offset, in part, by the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and growth in storage, software, and services.
In the global components business segment, sales for 2008 increased by less than 1% compared with the year-earlier period, primarily due to strength in the Asia Pacific region and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements, offset, in part, by weakness in North America and Europe.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $293.4 million for 2008, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales increased by 3.0% in 2008.
Consolidated sales for 2007 increased by $2.41 billion, or 17.7%, compared with the year-earlier period. The increase was driven by an increase in the global ECS business segment of $2.27 billion, or 91.2%, and an increase in the global components business segment of $137.4 million, or 1.2%, compared with the year-earlier period.

In the global ECS business segment, sales for 2007 increased by 91.2%, compared with the year-earlier period, primarily due to the acquisitions of Alternative Technology, InTechnology, and KeyLink. On a pro forma basis, which includes Alternative Technology, InTechnology, and KeyLink as though these acquisitions occurred on January 1, 2006, the global ECS business segment sales for 2007 grew by 17.8%, compared with the year-earlier period. This was primarily due to the growth in storage, software, and industry standard servers and due to the company’s increased focus on sales-related initiatives.
In the global components business segment, sales for 2007 increased by 1.2% compared with the year-earlier period, primarily due to the company’s increased focus on sales-related initiatives and the impact of a weaker U.S. dollar on the translation of the company’s international financial statements. The increase was offset, in part, by continued weakness at large EMS customers and the company’s initiative to exit lower-margin business in the Asia Pacific region.
The translation of the company’s international financial statements into U.S. dollars resulted in increased sales of $394.7 million for 2007, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales increased by 14.8% in 2007.
Gross Profit
The company recorded gross profit of $2.28 billion and $2.29 billion for 2008 and 2007, respectively. The gross profit margin for 2008 decreased by approximately 70 basis points when compared with the year-earlier period. The decrease was due, in part, to the KeyLink and LOGIX acquisitions, which are both lower gross profit margin businesses. On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007, the gross profit margin for 2008 decreased by approximately 60 basis points when compared with the year-earlier period. This was primarily due to a change in the mix in the company’s business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company’s other businesses.
The company recorded gross profit of $2.29 billion and $2.03 billion for 2007 and 2006, respectively. The gross profit margin for 2007 decreased by approximately 70 basis points when compared with the year-earlier period. The decrease in gross profit margin was principally due to the acquisitions of Alternative Technology, InTechnology, and KeyLink, which are lower gross profit margin businesses. On a pro forma basis, which includes the impact of these acquisitions, the gross profit margin for 2007 decreased by approximately 20 basis points when compared with the year-earlier period, primarily due to a change in the mix in the company’s business, with the global ECS business segment and Asia/Pacific being a greater percentage of total sales.
Other Charges
Impairment Charge
The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined it was necessary to perform an interim impairment test of its goodwill and identifiable intangible assets. Based upon the results of such testing, the company concluded that a portion of its goodwill was impaired and, as such, recognized a non-cash impairment charge of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716.9 million related to the company’s global components business segment and $301.9 million related to the company’s global ECS business segment.

The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2008 with respect to the company’s identifiable intangible assets.
2008 Restructuring and Integration Charge
In 2008, the company recorded a restructuring and integration charge of $70.1 million ($55.3 million net of related taxes or $.46 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2008 is a restructuring charge of $69.8 million related to initiatives by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $57 million per annum, with approximately $17 million realized in 2008. Also included in the restructuring and integration charge for 2008 is a restructuring credit of $.3 million related to adjustments to reserves previously established through restructuring charges in prior periods and an integration charge of $.6 million, primarily related to the ACI and KeyLink acquisitions.
The restructuring charge of $69.8 million in 2008 primarily includes personnel costs of $39.4 million, facility costs of $4.3 million, and a write-down of a building and related land of $25.4 million. These initiatives are the result of the company’s continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations. The facilities costs are related to the exit activities of 9 vacated facilities in North America and Europe. During the fourth quarter of 2008, the company’s management approved a plan to actively market and sell a building and related land in North America within the company’s global components business segment acquired in 2000 in connection with the acquisition of Wyle. The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs. The sale is expected to be completed within the next twelve months. As a result of this action, the asset was designated as an asset held for sale in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and is included in “Prepaid expenses and other assets” on the company’s consolidated balance sheet as of December 31, 2008. Upon the designation, the carrying values of the building and related land were recorded at the lower of their carrying values or their estimated fair values less cost to sell, and the company ceased recording depreciation. The company wrote-down the carrying values of the building and related land by $25.4 million to $9.5 million.
2007 Restructuring and Integration Charge
In 2007, the company recorded a restructuring and integration charge of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2007 is $9.7 million related to initiatives by the company to improve operating efficiencies, resulting in expected cost savings of approximately $40 million per annum. Also included in the restructuring and integration charge for 2007 is a restructuring credit of $.4 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods, a gain on the sale of the Lenexa, Kansas facility of $.5 million that was vacated in 2007 due to the company’s continued efforts to reduce real estate costs, and an integration charge of $2.9 million primarily related to the acquisition of KeyLink.
The restructuring charge of $9.7 million in 2007 primarily includes personnel costs of $11.3 million related to the elimination of approximately 400 positions. These positions were primarily within the company’s global components business segment in North America and related to the company’s continued focus on operational efficiency. Facilities include a restructuring credit of $1.9 million, primarily related to a gain on the sale of the Harlow, England facility of $8.5 million that was vacated in 2007. This was offset by facilities costs of $6.6 million, primarily related to exit activities for a vacated facility in Europe due to the company’s continued efforts to reduce real estate costs.
Integration costs of $3.7 million in 2007 include $2.9 million recorded as an integration charge and $.8 million recorded as additional costs in excess of net assets of companies acquired. The integration costs include personnel costs of $1.7 million associated with the elimination of approximately 50 positions in North America related to the acquisition of KeyLink, a credit of $.5 million primarily related to the reversal of excess facility-related accruals in connection with certain acquisitions made prior to 2005 and other costs of $2.6 million.
2006 Restructuring and Integration Charge
In 2006, the company recorded a restructuring and integration charge of $11.8 million ($9.0 million net of related taxes or $.07 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2006 is a restructuring charge of $12.3 million related to initiatives by the company to improve operating efficiencies, resulting in expected cost savings of approximately $9 million per annum. Also included in the restructuring and integration charge for 2006 is a restructuring credit of $.5 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.
The restructuring charge of $12.3 million in 2006 includes personnel costs of $6.5 million related to the elimination of approximately 300 positions. These positions were primarily within the company’s global components business segment in North America and related to the outsourcing of certain administrative functions and the closure of a warehouse facility. Facilities costs of $1.2 million were incurred related to exit activities of three vacated facilities in Europe due to the company’s continued efforts to reduce real estate costs. Also included in the restructuring charge is a charge related to the write-down of certain capitalized software in Europe of $4.5 million. This write-down resulted from the company’s decision in the fourth quarter of 2006 to implement a global ERP system, which caused these software costs to become redundant and have no future benefit.
Preference Claim From 2001
In 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during 2008, the company recorded a charge of $10.9 million ($6.6 million net of related taxes or $.05 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees.
Pre-Acquisition Warranty Claim
During 2006, the company recorded a charge of $2.8 million ($1.9 million net of related taxes or $.02 per share on both a basic and diluted basis) related to a pre-acquisition warranty claim.
Pre-Acquisition Environmental Matters
As discussed in Note 15 of the Notes to Consolidated Financial Statements, in connection with the 2000 purchase of Wyle from VEBA, the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s 1994 indemnification of the purchasers of its Wyle Laboratories division, for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. VEBA has since merged with E.ON AG, a German-based, multinational conglomerate. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During 2006, the company recorded a charge of $1.4 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.

Operating Income (Loss)
The company recorded an operating loss of $493.6 million in 2008 as compared with operating income of $686.9 million in 2007. Included in the operating loss for 2008 was the previously discussed impairment charge associated with goodwill of $1.02 billion, restructuring and integration charges of $70.1 million, and a charge related to the preference claim from 2001 of $10.9 million. Included in operating income for 2007 was the previously discussed restructuring and integration charges of $11.7 million.
Selling, general and administrative expenses increased $87.4 million, or 5.7%, in 2008, as compared with 2007, on a sales increase of 4.9%. The dollar increase in selling, general and administrative expenses compared with the year-earlier period, was due to the impact of foreign exchange rates, selling, general and administrative expenses incurred by acquired companies and increased expenditures related to the company’s global ERP initiative. Selling, general and administrative expenses, as a percentage of sales, were 9.6% and 9.5% for 2008 and 2007, respectively.
Depreciation and amortization increased by $2.6 million, or 3.8%, in 2008, compared with the year-earlier period, primarily due to acquisitions.
The company recorded operating income of $686.9 million in 2007 as compared with operating income of $606.2 million in 2006. Included in operating income for 2007 was the previously discussed restructuring and integration charges of $11.7 million. Included in operating income for 2006 were the previously discussed restructuring and integration charges of $11.8 million, pre-acquisition warranty claim of $2.8 million, and pre-acquisition environmental matters of $1.4 million.
Selling, general and administrative expenses increased by $157.8 million, or 11.6%, in 2007, as compared with 2006, on a sales increase of 17.7%. The dollar increase in selling, general and administrative expenses compared with the year-earlier period, was primarily due to selling, general and administrative expenses incurred by Alternative Technology, InTechnology, and KeyLink, higher selling expenses to support increased sales, and the impact of foreign exchange rates. Selling, general and administrative expenses, as a percentage of sales, was 9.5% and 10.0% for 2007 and 2006, respectively. The decrease in selling, general and administrative expenses, as a percentage of sales, compared with the year-earlier period, was primarily the result of the acquisitions of Alternative Technology, InTechnology, and KeyLink, which have lower selling, general and administrative expenses as a percentage of sales, and the company’s ability to more effectively leverage its existing cost structure to support a higher level of sales.
Depreciation and amortization increased by $19.8 million, or 42.2%, in 2007, compared with the year-earlier period, primarily due to acquisitions.
Loss on Prepayment of Debt
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
Loss on the Write-Down of an Investment
During the fourth quarter of 2008, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation had occurred and, accordingly, recognized a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of this investment.
Interest Expense
Net interest expense decreased by 1.7% in 2008 to $99.9 million, compared with $101.6 million in 2007, primarily due to lower interest rates on the company’s variable rate debt offset, in part, by an increase in interest expense of $1.0 million primarily related to the settlement of certain international income tax matters (discussed in “Income Taxes” below).
Net interest expense increased by 12.2% in 2007 to $101.6 million, compared with $90.6 million in 2006. The increase was primarily due to the settlement of certain tax matters in 2006 (discussed in “Income Taxes” below), which resulted in a reduction of related interest expense of $6.9 million. In addition, the company had higher average debt outstanding, primarily due to acquisitions, and higher variable interest rates in 2007, compared with the year-earlier period. Interest income decreased $2.1 million in 2007, compared with the year-earlier period, primary due to the use of interest-bearing cash to fund acquisitions.
Income Taxes
The company recorded a provision for income taxes of $16.7 million (an effective tax rate of (2.8%)) for 2008. During the fourth quarter of 2008, the company recorded a reduction of the provision for income taxes of $8.5 million ($.07 per share on both a basic and diluted basis) primarily related to the settlement of certain international tax matters covering multiple tax years. The company’s provision for income taxes and effective tax rate for 2008 were impacted by the previously discussed settlement of certain international income tax matters, impairment charge associated with goodwill, restructuring and integration charges, preference claim from 2001, and a loss on the write-down of an investment. Excluding the impact of the previously discussed settlement of certain international income tax matters, impairment charge associated with goodwill, restructuring and integration charges, preference claim from 2001, and a loss on the write-down of an investment, the company’s effective tax rate was 30.7% for 2008.
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
The company recorded a provision for income taxes of $128.5 million (an effective tax rate of 24.8%) for 2006. During 2006, the company settled certain income tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis), of which $40.4 million ($.33 per share on both a basic and diluted basis) related to tax years prior to 2006. The company’s provision for income taxes and effective tax rate were impacted by the previously discussed settlement of certain income tax matters, restructuring and integration charges, pre-acquisition warranty claim, and pre-acquisition environmental matters. Excluding the impact related to tax years prior to 2006 of the previously discussed settlement of certain income tax matters, restructuring and integration charges, pre-acquisition warranty claim, and pre-acquisition environmental matters, the company’s effective tax rate was 32.4% for 2006.
The company’s provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.
Net Income (Loss)
The company recorded a net loss of $613.7 million for 2008, compared with net income of $407.8 million in the year-earlier period. Included in the net loss for 2008 was the previously discussed impairment charge associated with goodwill of $905.1 million, restructuring and integration charges of $55.3 million, preference claim from 2001 of $6.6 million, a loss on the write-down of an investment of $10.0 million and a reduction of the provision for income taxes of $8.5 million and an increase in interest expense, net of related taxes, of $1.0 million related to the settlement of certain international income tax matters. Included in net income for 2007 was the previously discussed restructuring and integration charges of $7.0 million and income tax benefit of $6.0 million, net, principally due to a reduction in deferred income tax as a result of the statutory tax rate change in Germany. Excluding the above-mentioned items, the decrease in net income in 2008 was primarily the result of the sales decline in the more profitable components businesses in North America and Europe and increased expenditures related to the company’s global ERP initiative offset, in part, by increased sales in the global ECS business segment and the global components businesses in the Asia Pacific region and by a lower effective tax rate.
The company recorded net income of $407.8 million for 2007, compared with $388.3 million in the year-earlier period. Included in net income for 2007 were the previously discussed restructuring and integration charges of $7.0 million and income tax benefit of $6.0 million, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. Included in net income for 2006 were the previously discussed restructuring and integration charges of $9.0 million, a charge related to a pre-acquisition warranty claim of $1.9 million, a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $.9 million, a loss on prepayment of debt of $1.6 million, and the reduction of the provision for income taxes of $46.2 million and the reduction of interest expense, net of related taxes, of $4.2 million related to the settlement of certain income tax matters totaling $50.4 million. Excluding the above-mentioned items, the increase in net income for 2007 was due to increased gross profit on higher sales, offset, in part, by increased selling, general and administrative expenses to support the increase in sales, higher depreciation and amortization expense primarily related to acquisitions, and a higher effective tax rate.
Liquidity and Capital Resources
At December 31, 2008 and 2007, the company had cash and cash equivalents of $451.3 million and $447.7 million, respectively.
During 2008, the net amount of cash provided by the company’s operating activities was $619.8 million, the net amount of cash used for investing activities was $492.7 million, and the net amount of cash used for financing activities was $111.1 million. The effect of exchange rate changes on cash was a decrease of $12.5 million.
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
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 66.2% and 61.6% at December 31, 2008 and 2007, respectively.
The net amount of cash provided by the company’s operating activities during 2008 was $619.8 million and was primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory offset, in part, by a decrease in accounts payable.
The net amount of cash provided by the company’s operating activities during 2007 was $850.7 million and was primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses. This was offset, in part, by an increase in accounts receivable supporting increased sales.

The net amount of cash provided by the company’s operating activities during 2006 was $120.8 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by increased inventory purchases, and increased accounts receivable that supported increased sales in the global components businesses.
Working capital, as a percentage of sales, was 13.4%, 15.2%, and 19.2% in 2008, 2007, and 2006, respectively.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during 2008 was $492.7 million, primarily reflecting $333.5 million of cash consideration paid for acquired businesses and $158.7 million for capital expenditures, which includes $113.4 million of capital expenditures related to the company’s global ERP initiative.
During 2008, the company acquired Hynetic, a franchise components distribution business in India, ACI, a distributor of electronic components used in defense and aerospace applications, LOGIX, a leading value-added distributor of midrange servers, storage, and software, Achieva, a value-added distributor of semiconductors and electro-mechanical devices, Excel Tech, the sole Broadcom distributor in Korea, and Eteq Components, a Broadcom-based franchise components distribution business in the ASEAN region and China, for aggregate cash consideration of $319.9 million. In addition, the company made payments of $13.6 million to increase its ownership interest in majority-owned subsidiaries.
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
During 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor in North America, Adilam, a leading electronic components distributor in Australia and New Zealand, Centia/AKS, specialty distributors of access infrastructure, security, and virtualization software solutions in Europe, and UEC, a distributor of semiconductor and multimedia products in Japan, for aggregate cash consideration of $506.9 million. In addition, the company made a payment of $32.7 million to increase its ownership interest in Ultra Source from 70.7% to 92.8%.
The net amount of cash used for investing activities during 2006 was $238.7 million, primarily reflecting $176.2 million for cash consideration paid for acquired businesses and $66.1 million for capital expenditures.
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
During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For 2009, the estimated cash flow impact of this initiative is expected to be in the $80 to $100 million range with the annual impact decreasing by approximately $50 million in 2010. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities
The net amount of cash used for financing activities during 2008 was $111.1 million, primarily reflecting $115.8 million of repurchases of common stock offset, in part, by $4.4 million of cash proceeds from the exercise of stock options.
The net amount of cash used for financing activities during 2007 was $82.2 million. Net repayments of short-term borrowings of $90.3 million, repayments of long-term borrowings of $169.1 million related to the company’s 7% senior notes that were repaid in January 2007 in accordance with their terms, and repurchases of common stock of $84.2 million were the primary uses of cash. This was offset, in part, by net proceeds from long-term borrowings of $198.5 million, which include proceeds from a $200.0 million term loan due in 2012, proceeds from the exercise of stock options of $55.2 million, and $7.7 million related to excess tax benefits from stock-based compensation arrangements.
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
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at December 31, 2008). The facility fee related to the revolving credit facility is .125%. The company also entered into a $200.0 million term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at December 31, 2008).
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at December 31, 2008). The facility fee is .125%.
There were no outstanding borrowings under the revolving credit facility or the asset securitization program at December 31, 2008 and 2007. The revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2008. The company is not aware of any events that would cause non-compliance in the future.

Contractual Obligations
Payments due under contractual obligations at December 31, 2008 are as follows (in thousands):

	Within	1-3	4-5	After
	1 Year	Years	Years	5 Years	Total

Debt	$52,332	$258,212	$562,183	$402,580	$1,275,307
Interest on long-term debt	81,105	131,874	93,486	270,708	577,173
Capital leases	561	1,009	1	-	1,571
Operating leases	57,052	77,664	43,477	14,460	192,653
Purchase obligations (a)	1,329,874	14,193	1,825	197	1,346,089
Other (b)	30,375	18,358	10,915	8,091	67,739

	$1,551,299	$501,310	$711,887	$696,036	$3,460,532

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2008. Most of the company’s inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company is unable to estimate the projected contributions beyond 2015. Also included are amounts relating to personnel, facilities, customer termination, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2008, the company’s pro-rata share of this debt was approximately $11.8 million. The company believes there is sufficient equity in the joint ventures to meet their obligations.
Also, as discussed in Note 8 of the Notes to Consolidated Financial Statements, effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109.” At December 31, 2008, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $81.4 million, of which approximately $10.3 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.
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

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:
Revenue Recognition
The company recognizes revenue in accordance with the SEC Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.
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
In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.
Accounts Receivable
The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Inventories
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
Investments
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
During the fourth quarter of 2008, the company determined an other-than-temporary decline in the fair value of its investment in Marubun Corporation had occurred and, accordingly, recognized a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of this investment.
The company could incur an additional impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.
Income Taxes
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
It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company’s effective tax rate in a given financial statement period may be affected.
Financial Instruments
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The ineffective portion of the interest rate swap, if any, is recorded in “Interest expense, net” in the company’s consolidated statements of operations.
The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in “Foreign currency translation adjustment” included in the company’s consolidated balance sheets and any ineffective portion is recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.
Contingencies and Litigation
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
Restructuring and Integration
The company recorded charges in connection with restructuring its businesses, and the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the valuation of certain assets. Actual amounts could be different from those estimated.

Stock-Based Compensation
The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to Consolidated Financial Statements. The assumptions used in calculating the fair value of share-based payment awards represent management’s best estimates. The company’s estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, and related tax impacts.
Employee Benefit Plans
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
Costs in Excess of Net Assets of Companies Acquired
Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter, and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist, such as (i) a significant adverse change in legal factors or in business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not sale or disposal of all or a significant portion of a reporting unit, (vi) the testing for recoverability of a significant asset group within a reporting unit, or (vii) the recognition of a goodwill impairment loss of a subsidiary that is a component of the reporting unit. In addition, goodwill is required to be tested for impairment after a portion of the goodwill is allocated to a business targeted for disposal.
Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company’s reporting units are defined as global ECS and each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.
Historically, the company estimated the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach. The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change. As of the first day of the fourth quarter of 2008, the company’s historical approach did not indicate impairment at any of the company’s reporting units.
As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciled its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. Based upon the results of the supplemental discounted cash flow approach, no impairment existed as of October 1, 2008. Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEASA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the North America reporting unit within the global components business segment was higher than its carrying value and a step-two impairment analysis was not required. The results of the step-two impairment analysis indicated that goodwill related to the EMEASA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired. The company recognized a total non-cash impairment charge of $1.02 billion ($901.5 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716.9 million related to the company’s global components business segment and $301.9 million related to the company’s global ECS business segment.
The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. A continued decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company’s business. If general economic conditions or global equity valuations continue to decline, the company could be required to record an additional impairment charge in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an additional impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.
Impairment of Long-Lived Assets
The company reviews long-lived assets, including property, plant and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.
During the fourth quarter of 2008, the company recorded an impairment charge of $25.4 million in connection with an approved plan to market and sell a building and related land in North America within the company’s global components business segment. The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation. The asset was designated as an asset held for sale and is included in “Prepaid expenses and other assets” on the company’s consolidated balance sheet as of December 31, 2008. The sale is expected to be completed within the next twelve months.
During 2006, the company recorded a charge related to the write-down of certain capitalized software in Europe of $4.5 million. This write-down resulted from the company’s decision to implement a global ERP system, which caused these software costs to become redundant and have no future benefit.
Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life. If any of these factors exist, the company would be required to test the long-lived asset for recoverability and may be required to recognize an impairment charge for all or a portion of the asset’s carrying value.

As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined it was necessary to review the recoverability its long-lived assets to be held and used, including property, plant and equipment and identifiable intangible assets, by comparing the carrying value of the related asset groups to the undiscounted cash flows directly attributable to the asset groups over the estimated useful life of those assets. Based upon the results of such tests as of December 31, 2008, the company’s long-lived assets to be held and used were not impaired.
Shipping and Handling Costs
Shipping and handling costs may be reported as either a component of cost of products sold or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2008 would decrease from 13.6% to 13.2% with no impact on reported earnings.
Impact of Recently Issued Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of Statement No. 161 will not impact the company’s consolidated financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
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
Foreign Currency Exchange Rate Risk
The company, as a large, global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company’s financial results in the future. The company’s primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company’s policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a “natural hedge.” Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2008 and 2007 was $315.0 million and $262.9 million, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2008 and 2007.
The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating loss was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in increased sales of $293.4 million and a decreased operating loss of $18.1 million for 2008, compared with the year-earlier period, based on 2007 sales and operating income at the average rate for 2008. Sales would decrease and the operating loss would increase by approximately $534.8 million and $19.8 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2008. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $10.0 million and $14.4 million at December 31, 2008 and 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $36.5 million and $46.2 million at December 31, 2008 and 2007, respectively.

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
At December 31, 2008, approximately 60% of the company’s debt was subject to fixed rates, and 40% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in 2008. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.201% at December 31, 2008) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are designated as cash flow hedges and had a negative fair value of $1.9 million and $.2 million at December 31, 2008 and 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.19% and 9.50% at December 31, 2008 and 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.01% and 7.24% at December 31, 2008 and 2007, respectively), through their maturities. The 2004 swaps are designated as fair value hedges and had a fair value of $21.4 million and $7.5 million at December 31, 2008 and 2007, respectively.

Item 8. Financial Statements and Supplementary Data.
REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the “company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 24, 2009

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2008	2007	2006

Sales	$16,761,009	$15,984,992	$13,577,112

Costs and expenses:
Cost of products sold	14,478,296	13,699,715	11,545,719
Selling, general and administrative expenses	1,607,261	1,519,908	1,362,149
Depreciation and amortization	69,286	66,719	46,904
Restructuring and integration charges	70,065	11,745	11,829
Impairment charge	1,018,780	-	-
Preference claim from 2001	10,890	-	-
Pre-acquisition warranty claim	-	-	2,837
Pre-acquisition environmental matters	-	-	1,449

	17,254,578	15,298,087	12,970,887

Operating income (loss)	(493,569)	686,905	606,225

Equity in earnings of affiliated companies	6,549	6,906	5,221

Loss on prepayment of debt	-	-	2,605

Loss on the write-down of an investment	10,030	-	-

Interest expense, net	99,863	101,628	90,564

Income (loss) before income taxes and minority interest	(596,913)	592,183	518,277

Provision for income taxes	16,722	180,697	128,457

Income (loss) before minority interest	(613,635)	411,486	389,820

Minority interest	104	3,694	1,489

Net income (loss)	$(613,739)	$407,792	$388,331

Net income (loss) per share:
Basic	$(5.08)	$3.31	$3.19

Diluted	$(5.08)	$3.28	$3.16

Average number of shares outstanding:
Basic	120,773	123,176	121,667
Diluted	120,773	124,429	123,181
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$451,272	$447,731
Accounts receivable, net	3,087,290	3,281,169
Inventories	1,626,559	1,679,866
Prepaid expenses and other assets	180,647	180,629

Total current assets	5,345,768	5,589,395

Property, plant and equipment, at cost:
Land	25,127	41,553
Buildings and improvements	147,138	175,979
Machinery and equipment	698,156	580,278

	870,421	797,810
Less: Accumulated depreciation and amortization	(459,881)	(442,649)

Property, plant and equipment, net	410,540	355,161

Investments in affiliated companies	46,788	47,794
Cost in excess of net assets of companies acquired	905,848	1,779,235
Other assets	409,341	288,275

Total assets	$7,118,285	$8,059,860

LIABILITIES AND SHAREHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,459,922	$2,535,583
Accrued expenses	455,547	438,898
Short-term borrowings, including current portion of long-term debt	52,893	12,893

Total current liabilities	2,968,362	2,987,374

Long-term debt	1,223,985	1,223,337
Other liabilities	249,240	297,289

Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2008 and 2007 Issued - 125,048 and 125,039 shares in 2008 and 2007, respectively	125,048	125,039
Capital in excess of par value	1,035,302	1,025,611
Retained earnings	1,571,005	2,184,744
Foreign currency translation adjustment	172,528	312,755
Other	(36,912)	(8,720)

	2,866,971	3,639,429

Less: Treasury stock (5,740 and 2,212 shares in 2008 and 2007, respectively), at cost	(190,273)	(87,569)

Total shareholders’ equity	2,676,698	3,551,860

Total liabilities and shareholders’ equity	$7,118,285	$8,059,860

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net income (loss)	$(613,739)	$407,792	$388,331
Adjustments to reconcile net income (loss) to net cash provided by operations:
Depreciation and amortization	69,286	66,719	46,904
Amortization of stock-based compensation	18,092	21,389	21,268
Amortization of deferred financing costs and discount on notes	2,162	2,144	2,808
Equity in earnings of affiliated companies	(6,549)	(6,906)	(5,221)
Minority interest	104	3,694	1,489
Deferred income taxes	(88,212)	8,661	(9,433)
Restructuring and integration charges	55,300	7,036	8,977
Impairment charge	1,018,780	-	-
Preference claim from 2001	6,576	-	-
Impact of settlement of tax matters	(7,488)	-	(50,376)
Excess tax benefits from stock-based compensation arrangements	(161)	(7,687)	(6,661)
Accretion of discount on zero coupon convertible debentures	-	-	876
Pre-acquisition warranty claim and environmental matters	-	-	2,728
Loss on prepayment of debt	-	-	1,558
Loss on the write-down of an investment	10,030	-	-
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	269,655	(279,636)	(202,135)
Inventories	85,489	116,657	(119,612)
Prepaid expenses and other assets	11,504	(19,315)	(25,131)
Accounts payable	(191,669)	475,155	52,561
Accrued expenses	2,977	32,458	98
Other	(22,338)	22,582	11,811

Net cash provided by operating activities	619,799	850,743	120,840

Cash flows from investing activities:
Acquisition of property, plant and equipment	(158,688)	(138,834)	(66,078)
Cash consideration paid for acquired businesses	(333,491)	(539,618)	(176,235)
Proceeds from sale of facilities	-	12,996	-
Other	(512)	(23)	3,652

Net cash used for investing activities	(492,691)	(665,479)	(238,661)

Cash flows from financing activities:
Change in short-term borrowings	2,604	(90,318)	(22,298)
Repayment of revolving credit facility borrowings	(3,953,950)	(2,312,251)	(15,687)
Proceeds from revolving credit facility borrowings	3,951,461	2,510,800	-
Repurchase/repayment of senior notes	-	(169,136)	(4,268)
Redemption of zero coupon convertible debentures	-	-	(156,330)
Proceeds from exercise of stock options	4,392	55,228	59,194
Excess tax benefits from stock-based compensation arrangements	161	7,687	6,661
Repurchases of common stock	(115,763)	(84,236)	-

Net cash used for financing activities	(111,095)	(82,226)	(132,728)

Effect of exchange rate changes on cash	(12,472)	6,963	7,618

Net increase (decrease) in cash and cash equivalents	3,541	110,001	(242,931)
Cash and cash equivalents at beginning of year	447,731	337,730	580,661

Cash and cash equivalents at end of year	$451,272	$447,731	$337,730

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands)

	Common	Capital		Foreign
	Stock	in Excess		Currency		Other
	at Par	of Par	Retained	Translation	Treasury	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Income (Loss)	Total

Balance at December 31, 2005	$120,286	$859,485	$1,399,415	$13,308	$(7,278)	$(12,330)	$2,372,886

Net Income	-	-	388,331	-	-	-	388,331
Translation adjustments	-	-	-	141,858	-	-	141,858
Unrealized gain on securities, net	-	-	-	-	-	1,683	1,683
Minimum pension liability adjustments, net	-	-	-	-	-	5,810	5,810

Comprehensive income							537,682

Amortization of stock-based compensation	-	21,268	-	-	-	-	21,268
Exercise of stock options	2,339	56,529	-	-	-	-	58,868
Tax benefits related to exercise of stock options	-	6,661	-	-	-	-	6,661
Restricted stock awards, net	-	(1,790)	-	-	1,790	-	-
Adjustment to initially apply FASB Statement No. 158	-	-	-	-	-	(2,570)	(2,570)
Other	1	1,805	-	-	(42)	-	1,764

Balance at December 31, 2006	122,626	943,958	1,787,746	155,166	(5,530)	(7,407)	2,996,559

Net income	-	-	407,792	-	-	-	407,792
Translation adjustments	-	-	-	157,589	-	-	157,589
Unrealized gain on securities, net	-	-	-	-	-	648	648
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	(94)	(94)
Other employee benefit plan items, net	-	-	-	-	-	(1,867)	(1,867)

Comprehensive income							564,068

Amortization of stock-based compensation	-	21,389	-	-	-	-	21,389
Exercise of stock options	2,216	52,867	-	-	-	-	55,083
Tax benefits related to exercise of stock options	-	9,791	-	-	-	-	9,791
Restricted stock and performance share awards, net	197	(2,394)	-	-	2,197	-	-
Repurchase of common stock	-	-	-	-	(84,236)	-	(84,236)
Adjustment to initially apply EITF Issue No. 06-2	-	-	(10,794)	-	-	-	(10,794)

Balance at December 31, 2007	$125,039	$1,025,611	$2,184,744	$312,755	$(87,569)	$(8,720)	$3,551,860

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(In thousands)

	Common			Foreign
	Stock	Capital		Currency		Other
	at Par	in Excess of Par	Retained	Translation	Treasury	Comprehensive
	Value	Value	Earnings	Adjustment	Stock	Income (Loss)	Total

Balance at December 31, 2007	$125,039	$1,025,611	$2,184,744	$312,755	$(87,569)	$(8,720)	$3,551,860

Net income (loss)	-	-	(613,739)	-	-	-	(613,739)
Translation adjustments	-	-	-	(140,227)	-	-	(140,227)
Unrealized loss on securities, net	-	-	-	-	-	(14,678)	(14,678)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	(1,032)	(1,032)
Other employee benefit plan items, net	-	-	-	-	-	(12,482)	(12,482)

Comprehensive income (loss)	-	-	-	-	-	-	(782,158)

Amortization of stock-based compensation	-	18,092	-	-	-	-	18,092
Exercise of stock options	8	(1,709)	-	-	6,050	-	4,349
Tax benefits related to exercise of stock options	-	318	-	-	-	-	318
Restricted stock and performance share awards, net	1	(7,010)	-	-	7,009	-	-
Repurchase of common stock	-	-	-	-	(115,763)	-	(115,763)

Balance at December 31, 2008	$125,048	$1,035,302	$1,571,005	$172,528	$(190,273)	$(36,912)	$2,676,698

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
Financial Instruments
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The ineffective portion of the interest rate swaps, if any, is recorded in “Interest expense, net” in the company’s consolidated statements of operations.
The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in “Foreign currency translation adjustment” included in the company’s consolidated balance sheets and any ineffective portion is recorded in earnings. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.
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
Identifiable Intangible Assets
The company ascribes value to certain identifiable intangible assets, which primarily consist of customer relationships and other intangible assets (consisting of non-competition agreements, a long-term procurement agreement, customer databases, and sales backlog), as a result of acquisitions. Identifiable intangible assets are included in “Other assets” in the company’s consolidated balance sheets. Amortization is computed on the straight-line method over their estimated useful lives. The weighted average useful life of customer relationships is approximately 12 years. The useful life of other intangible assets ranges from one to five years. Identifiable intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts may not be recoverable. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.
Investments
Investments are accounted for using the equity method of accounting if the investment provides the company the ability to exercise significant influence, but not control, over an investee. Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee’s Board of Directors, are considered in determining whether the equity method of accounting is appropriate. The company records its investments in equity method investees meeting these characteristics as “Investments in affiliated companies” in the company’s consolidated balance sheets.
All other equity investments, which consist of investments for which the company does not have the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in “Other assets” in the company’s consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. If classified as available-for-sale, the company accounts for the changes in the fair value with unrealized gains or losses reflected in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company’s consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders’ equity section in the company’s consolidated balance sheets in “Other.” The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company’s intent and ability to retain the investment over a period of time, which would be sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:
•	broad economic factors impacting the investee’s industry;
•	publicly available forecasts for sales and earnings growth for the industry and investee; and
•	the cyclical nature of the investee’s industry.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The company could incur an impairment charge in future periods if, among other factors, the investee’s future earnings differ from currently available forecasts.
Cost in Excess of Net Assets of Companies Acquired
Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter, and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist, such as (i) a significant adverse change in legal factors or in business climate, (ii) an adverse action or assessment by a regulator, (iii) unanticipated competition, (iv) a loss of key personnel, (v) a more-likely-than-not sale or disposal of all or a significant portion of a reporting unit, (vi) the testing for recoverability of a significant asset group within a reporting unit, or (vii) the recognition of a goodwill impairment loss of a subsidiary that is a component of the reporting unit. In addition, goodwill is required to be tested for impairment after a portion of the goodwill is allocated to a business targeted for disposal.
Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company’s reporting units are defined as global ECS and each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.
Historically, the company estimated the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach. The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.
As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.
Foreign Currency Translation
The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders’ equity in the company’s consolidated balance sheets. The results of international operations are translated at the monthly average exchange rates.
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
It is the company’s policy to provide for uncertain tax positions and the related interest and penalties based upon management’s assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2008, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company’s effective tax rate in a given financial statement period may be affected.
Net Income (Loss) Per Share
Basic net income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.
Comprehensive Income (Loss)
Comprehensive income (loss) consists of net income (loss), foreign currency translation adjustments, unrealized gains or losses on securities, and interest rate swaps designated as cash flow hedges, in addition to other employee benefit plan items. Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in net income (loss). Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as investments in international affiliates are deemed to be permanent.
Stock-Based Compensation
The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is recognized over the expected term of the award on a straight-line basis. The company recorded, as a component of selling, general and administrative expenses, amortization of stock-based compensation of $18,092, $21,389, and $21,268 in 2008, 2007, and 2006, respectively.
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
Revenue Recognition
The company recognizes revenue in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 104, “Revenue Recognition” (“SAB 104”). Under SAB 104, revenue is recognized when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.
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
In addition, the company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Emerging Issues Task Force (“EITF”) Issue No. 99-19, “Reporting Revenue Gross as a Principal versus Net as an Agent.” Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.
Shipping and Handling Costs
Shipping and handling costs included in selling, general and administrative expenses totaled $73,617, $67,911, and $65,599 in 2008, 2007, and 2006, respectively.
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
Impact of Recently Issued Accounting Standards
In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“Statement No. 161”). Statement No. 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, results of operations, and cash flows. Statement No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008 and requires comparative disclosures only for periods subsequent to initial adoption. The adoption of the provisions of Statement No. 161 will not impact the company’s consolidated financial position and results of operations.
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. Statement No. 141(R) is effective for annual periods beginning after December 15, 2008 and should be applied prospectively for all business combinations entered into after the date of adoption.
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
2008
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205,937, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs. In addition, there was the assumption of $46,663 in debt. Headquartered in France, LOGIX has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Total LOGIX sales for 2007 were approximately $600,000 (approximately €440,000). For 2008, LOGIX sales of $376,852 were included in the company’s consolidated results of operations from the date of acquisition.
The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the LOGIX acquisition:

Accounts receivable, net	$115,778
Inventories	26,931
Prepaid expenses and other assets	6,473
Property, plant and equipment	5,234
Identifiable intangible assets	23,262
Cost in excess of net assets of companies acquired	183,333
Accounts payable	(95,697)
Accrued expenses	(7,654)
Debt (including short-term borrowings of $43,096)	(46,663)
Other liabilities	(8,707)

Cash consideration paid, net of cash acquired	$202,290

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
The following table summarizes the company’s unaudited consolidated results of operations for 2008 and 2007, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1:

	For the Years Ended December 31,
	2008		2007
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$16,761,009	$16,968,023	$15,984,992	$16,590,101
Net income (loss)	(613,739)	(621,702)	407,792	406,501
Net income (loss) per share:
Basic	$(5.08)	$(5.15)	$3.31	$3.30
Diluted	$(5.08)	$(5.15)	$3.28	$3.27
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the LOGIX acquisition had occurred as of the beginning of 2008 and 2007, or of those results that may be obtained in the future.
In February 2008, the company acquired all of the assets related to the franchise components distribution business of Hynetic Electronics and Shreyanics Electronics (“Hynetic”). Hynetic is based in India. Total Hynetic sales for 2007 were approximately $20,000.
In February 2008, the company acquired all of the assets and operations of ACI Electronics LLC (“ACI”), a distributor of electronic components used in defense and aerospace applications. ACI is based in Denver, Colorado and distributed products in the United States, Israel, and Italy. Total ACI sales for 2007 were approximately $60,000.
In July 2008, the company acquired the components distribution business of Achieva Ltd. (“Achieva”), a value-added distributor of semiconductors and electromechanical devices. Achieva is based in Singapore and has a presence in eight countries within the Asia Pacific region. Total Achieva sales for 2007 were approximately $210,000.
In December 2008, the company acquired Excel Tech, Inc. (“Excel Tech”), the sole Broadcom distributor in Korea, and Eteq Components Pte Ltd (“Eteq Components”), a Broadcom-based franchise components distribution business in the ASEAN region and China. Total combined Excel Tech and Eteq Components sales for 2007 were approximately $30,000.
The impact of the Hynetic, ACI, Achieva, Excel Tech, and Eteq Components acquisitions were not material to the company’s consolidated financial position and results of operations.
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
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the KeyLink acquisition had occurred as of the beginning of 2007 and 2006, or of those results that may be obtained in the future, and does not include any impact from the procurement agreement with Agilysys.
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
The impact of the Adilam, Centia/AKS, and UEC acquisitions were not material to the company’s consolidated financial position and results of operations.
2006
On November 30, 2006, the company acquired Alternative Technology, Inc. (“Alternative Technology”) for a purchase price of $77,346, which included $17,483 of debt paid at closing, cash acquired of $2,315, and acquisition costs. Additional cash consideration ranging from zero to a maximum of $4,800 may be due if Alternative Technology achieves certain specified financial performance targets over a three-year period from January 1, 2007 through December 31, 2009. Alternative Technology, which is based in Englewood, Colorado, has approximately 150 employees and supports VARs in delivering solutions that optimize, accelerate, monitor, and secure end-user’s networks. Total Alternative Technology sales for 2006 were approximately $250,000, of which $48,699 were included in the company’s consolidated results of operations from the acquisition date. The cash consideration paid, net of cash acquired, was $75,031.
On December 29, 2006, the company acquired InTechnology plc’s storage and security distribution business (“InTechnology”) for a purchase price of $80,457, which included acquisition costs. InTechnology, which is based in Harrogate, England, has approximately 200 employees and delivers storage and security solutions to VARs in the United Kingdom. Total InTechnology sales for 2006 were approximately $320,000.
The following table summarizes the company’s consolidated results of operations for 2006, as well as the unaudited pro forma consolidated results of operations of the company, as though the acquisitions of Alternative Technology and InTechnology occurred on January 1:

	For the Year Ended
	December 31, 2006
	As Reported	Pro Forma

Sales	$13,577,112	$14,094,895
Net income	388,331	392,578
Net income per share:
Basic	$3.19	$3.23
Diluted	$3.16	$3.19
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the above acquisitions had occurred as of the beginning of 2006, or of those results that may be obtained in the future.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Other
Amortization expense related to identifiable intangible assets for the years ended December 31, 2008, 2007, and 2006 was $15,324, $14,546, and $1,609, respectively. Amortization expense for each of the years 2009 through 2013 are estimated to be approximately $14,971, $14,364, $13,822, $12,022, and $11,422, respectively.
In July 2007, the company made a payment of $32,685 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in Ultra Source from 70.7% to 92.8%. In January 2008, the company made a payment of $8,699 to increase its ownership interest in Ultra Source to 100%.
Additionally, during 2008 and 2006, the company made payments of $4,859 and $4,666, respectively, which were capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related minority interest, to increase its ownership interest in other majority-owned subsidiaries.
3. Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired allocated to the company’s business segments is as follows:

	Global
	Components	Global ECS	Total

December 31, 2006	$1,014,307	$216,974	$1,231,281
Acquisitions	21,500	460,235	481,735
Other (primarily foreign currency translation)	55,442	10,777	66,219

December 31, 2007	1,091,249	687,986	1,779,235
Acquisitions	105,734	84,479	190,213
Impairment charge	(716,925)	(301,855)	(1,018,780)
Other (primarily foreign currency translation)	(26,580)	(18,240)	(44,820)

December 31, 2008	$453,478	$452,370	$905,848

Goodwill represents the excess of the cost on an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.
Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company’s reporting units are defined as global ECS and each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Historically, the company estimated the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach. The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change. As of the first day of the fourth quarter of 2008, the company’s historical approach did not indicate impairment at any of the company’s reporting units.
As a result of significant declines in macroeconomic conditions, there has been a decline in global equity valuations since October 1, 2008. Both of these factors have impacted the company’s market capitalization, and the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciled its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. Based upon the results of the supplemental discounted cash flow approach, no impairment existed as of October 1, 2008. Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEASA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the North America reporting unit within the global components business segment was higher than its carrying value and a step-two analysis was not required. The results of the step-two impairment analysis indicated that goodwill related to the EMEASA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired. The company recognized a total non-cash impairment charge of $1,018,780 ($905,069 net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716,925 related to the company’s global components business segment and $301,855 related to the company’s global ECS business segment.
The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.
4. Investments in Affiliated Companies
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
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments at December 31:

	2008	2007

Marubun/Arrow	$34,881	$31,835
Altech Industries	11,888	15,782
Other	19	177

	$46,788	$47,794

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The equity in earnings (loss) of affiliated companies for the years ended December 31 consists of the following:

	2008	2007	2006

Marubun/Arrow	$5,486	$5,440	$4,024
Altech Industries	1,233	1,550	1,244
Other	(170)	(84)	(47)

	$6,549	$6,906	$5,221

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2008, the company’s pro-rata share of this debt was approximately $11,750. The company believes there is sufficient equity in the joint ventures to meet their obligations.
5. Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation (“AFC”), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at December 31, 2008). The facility fee is .125%.
The company had no outstanding borrowings under the program at December 31, 2008 and 2007.
Accounts receivable, net, consists of the following at December 31:

	2008	2007

Accounts receivable	$3,140,076	$3,352,401
Allowance for doubtful accounts	(52,786)	(71,232)

Accounts receivable, net	$3,087,290	$3,281,169

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
6. Debt
At December 31, 2008 and 2007, short-term borrowings of $52,893 and $12,893, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rates on these borrowings at December 31, 2008 and 2007 were 3.6% and 4.2%, respectively.
Long-term debt consists of the following at December 31:

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2008	2007

9.15% senior notes, due 2010	$199,994	$199,991
Bank term loan, due 2012	200,000	200,000
6.875% senior notes, due 2013	349,694	349,627
6.875% senior debentures, due 2018	198,032	197,822
7.5% senior debentures, due 2027	197,470	197,331
Cross-currency swap, due 2010	36,467	46,198
Cross-currency swap, due 2011	9,985	14,438
Interest rate swaps designated as fair value hedges	21,394	7,546
Other obligations with various interest rates and due dates	10,949	10,384

	$1,223,985	$1,223,337

The 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be called at the option of the company subject to “make whole” clauses.
The estimated fair market value at December 31, as a percentage of par value, is as follows:

	2008	2007

9.15% senior notes, due 2010	103%	111%
6.875% senior notes, due 2013	94%	109%
6.875% senior debentures, due 2018	80%	106%
7.5% senior debentures, due 2027	76%	107%
The carrying amount of the company’s bank term loan, cross-currency swaps, interest rate swaps, and other obligations approximate their fair value.
Annual payments of borrowings during each of the years 2009 through 2013 are $52,893, $247,715, $11,506, $200,382, and $361,802, respectively, and $402,580 for all years thereafter.
The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at December 31, 2008). The company had no outstanding borrowings under the revolving credit facility at December 31, 2008 and 2007. The facility fee related to the revolving credit facility is .125%. The company also entered into a $200,000 term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.60% at December 31, 2008).
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2008. The company is not aware of any events that would cause non-compliance in the future.
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
Interest expense, net, includes interest income of $5,337, $5,726, and $7,817 in 2008, 2007, and 2006, respectively. Interest paid, net of interest income, amounted to $96,993, $98,881, and $105,078 in 2008, 2007, and 2006, respectively.
7. Financial Instruments Measured at Fair Value
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$21,187	$-	$-	$21,187
Cross-currency swaps	-	(46,452)	-	(46,452)
Interest rate swaps	-	19,541	-	19,541

	$21,187	$(26,911)	$-	$(5,724)

Available-For-Sale Securities
The company has a 3.1% equity ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% equity ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities are as follows at December 31:

	2008		2007
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$20,046	$10,798
Unrealized holding gain (loss)	-	373	(1,212)	17,160

Fair value	$10,016	$11,171	$18,834	$27,958

During the fourth quarter of 2008, the company determined that an other-than-temporary decline in the fair value of Marubun occurred based upon various factors including the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment’s cost, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which Marubun operates and, accordingly recorded a loss of $10,030 ($.08 per share on both a basic and diluted basis) on the write-down of this investment.
The fair value of these investments are included in “Other assets” in the company’s consolidated balance sheets, and the related net unrealized holding gains and losses are included in “Other” in the shareholders’ equity section in the company’s consolidated balance sheets.
Cross-Currency Swaps
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or € 78,281 (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $9,985 and $14,438 at December 31, 2008 and 2007, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or € 168,384 (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
investment hedge and effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $36,467 and $46,198 at December 31, 2008 and 2007, respectively.
Interest Rate Swaps
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.201% at December 31, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are designated as cash flow hedges and had a negative fair value of $1,853 and $155 at December 31, 2008 and 2007, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 8.19% and 9.50% at December 31, 2008 and 2007, respectively), and a portion of the fixed 6.875% senior notes to a floating rate, also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.01% and 7.24% at December 31, 2008 and 2007, respectively), through their maturities. The 2004 swaps are designated as fair value hedges and had a fair value of $21,394 and $7,546 at December 31, 2008 and 2007, respectively.
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2008 and 2007 was $315,021 and $262,940, respectively. The carrying amounts, which are nominal, approximated fair value at December 31, 2008 and 2007.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
8. Income Taxes
The provision for income taxes for the years ended December 31 consists of the following:

	2008	2007	2006

Current
Federal	$55,459	$101,077	$92,842
State	5,510	13,410	19,159
International	43,965	57,549	25,889

	104,934	172,036	137,890

Deferred
Federal	(33,232)	(6)	(11,892)
State	(1,892)	5,124	953
International	(53,088)	3,543	1,506

	(88,212)	8,661	(9,433)

	$16,722	$180,697	$128,457

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2008	2007	2006

United States	$5,409	$262,068	$252,334
International	(602,322)	330,115	265,943

Income before income taxes and minority interest	$(596,913)	$592,183	$518,277

Provision at statutory tax rate	$(208,919)	$207,264	$181,397
State taxes, net of federal benefit	2,352	12,047	13,073
International effective tax rate differential	(28,801)	(54,448)	(24,492)
Non-deductible impairment charge	237,602	-	-
Other non-deductible expenses	10,424	3,270	2,280
Changes in tax accruals and reserves	4,188	15,838	(40,426)
Other	(124)	(3,274)	(3,375)

Provision for income taxes	$16,722	$180,697	$128,457

During the fourth quarter of 2008, the company recorded a reduction of the provision for income taxes of $8,450 and an increase in interest expense of $1,009 ($962 net of related taxes) primarily related to the settlement of certain international income tax matters covering multiple years.
During 2007, the company recorded an income tax benefit of $6,024, net, principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany. These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes.
During 2006, the company settled certain income tax matters covering multiple years. As a result of the settlement of the tax matters, the company recorded a reduction of the provision for income taxes of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
$46,176, of which $40,426 related to tax years prior to 2006, and recorded a reduction of interest expense of $6,900 ($4,200 net of related taxes), of which $3,994 related to tax years prior to 2006, in the company’s consolidated statements of operations.
Effective January 1, 2007, the company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. There was not a material impact on the company’s consolidated financial position and results of operations as a result of the adoption of the provisions of FIN 48. At December 31, 2008, the company had a liability for unrecognized tax benefits of $69,719 (of which $69,820, if recognized, would favorably affect the company’s effective tax rate). The company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.
Interest costs related to unrecognized tax benefits are classified as a component of “Interest expense, net” in the company’s consolidated statements of operations. Penalties, if any, are recognized as a component of “Selling, general and administrative expenses.” In 2008 and 2007, the company recognized $1,476 and $4,149, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2008 and 2007, the company had a liability for the payment of interest of $11,634 and $10,395, respectively, related to unrecognized tax benefits.
A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2008	2007

Balance at beginning of year	$77,702	$43,308
Additions based on tax positions taken during a prior period	12,179	22,714
Reductions based on tax positions taken during a prior period	(19,446)	-
Additions based on tax positions taken during the current period	4,125	14,943
Reductions based on tax positions taken during the current period	-	-
Reductions related to settlement of tax matters	(3,866)	(2,762)
Reductions related to a lapse of applicable statute of limitations	(975)	(501)

Balance at end of year	$69,719	$77,702

In many cases the company’s uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2008:

United States – Federal	2005 – present
United States – State	1998 – present
Germany (a)	2007 – present
Hong Kong	2001 – present
Italy (a)	2004 – present
Sweden	2003 – present
United Kingdom	2006 – present
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The significant components of the company’s deferred tax assets and liabilities, included primarily in “Prepaid expenses and other assets,” “Other assets,” and “Other liabilities” in the company’s consolidated balance sheets, consist of the following at December 31:

	2008	2007

Deferred tax assets:
Net operating loss carryforwards	$36,991	$39,154
Capital loss carryforwards	2,242	12,457
Inventory adjustments	32,037	36,335
Allowance for doubtful accounts	12,917	14,232
Accrued expenses	43,839	52,692
Other compensation income items	23,096	5,135
Derivative financial instruments	18,225	23,981
Restructuring and integration reserves	5,233	2,060
Goodwill	31,574	-
Other	6,084	4,045

	212,238	190,091
Valuation allowance	(27,068)	(34,814)

Total deferred tax assets	$185,170	$155,277

Deferred tax liabilities:
Goodwill	$-	$(60,887)
Other	-	(2,734)

Total deferred tax liabilities	$-	$(63,621)

Total net deferred tax assets	$185,170	$91,656

At December 31, 2008, certain international subsidiaries had tax loss carryforwards of approximately $129,773 expiring in various years after 2009. Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $33,006 as of December 31, 2008 were recorded with a corresponding valuation allowance of $17,832. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the international effective tax rate differential.
At December 31, 2008, the company had a capital loss carryforward of approximately $5,716. This loss will expire through 2009. A full valuation allowance of $2,242 was provided against the deferred tax asset relating to the capital loss carryforward.
Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.
Cumulative undistributed earnings of international subsidiaries were $1,246,688 at December 31, 2008. No deferred U.S. federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company’s international operations.
Income taxes paid, net of income taxes refunded, amounted to $144,215, $189,620, and $163,889 in 2008, 2007, and 2006, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
9.   Restructuring and Integration Charges
2008 Restructuring and Integration Charge
In 2008, the company recorded a restructuring and integration charge of $70,065 ($55,300 net of related taxes or $.46 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2008 is a restructuring charge of $69,836 related to initiatives by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $57,000 per annum, with approximately $17,000 realized in 2008. Also included in the restructuring and integration charge for 2008 is a restructuring credit of $322 related to adjustments to reserves previously established through restructuring charges in prior periods and an integration charge of $551, primarily related to the ACI and KeyLink acquisitions.
The following table presents the 2008 restructuring charge and activity in the related restructuring accrual for 2008:

			Asset
	Personnel		Write-
	Costs	Facilities	Downs	Other	Total

Restructuring charge	$39,383	$4,305	$25,423	$725	$69,836
Payments	(24,238)	(474)	-	(225)	(24,937)
Non-cash usage	-	-	(25,423)	-	(25,423)
Reclassification of capital lease	-	810	-	-	810
Foreign currency translation	(949)	78	-	-	(871)

December 31, 2008	$14,196	$4,719	$-	$500	$19,415

The restructuring charge of $69,836 in 2008 primarily includes personnel costs of $39,383, facility costs of $4,305, and a write-down of a building and related land of $25,423. These initiatives are the result of the company’s continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations. The facilities costs are related to the exit activities of 9 vacated facilities in North America and Europe. During the fourth quarter of 2008, the company’s management approved a plan to actively market and sell a building and related land in North America within the company’s global components business segment acquired in 2000 in connection with the acquisition of Wyle. The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs. The sale is expected to be completed within the next twelve months. As a result of this action, the asset was designated as an asset held for sale, in accordance with FASB Statement No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” and is included in “Prepaid expenses and other assets” on the company’s consolidated balance sheet as of December 31, 2008. Upon the designation, the carrying values of the building and related land were recorded at the lower of their carrying values or their estimated fair values less cost to sell, and the company ceased recording depreciation. The company wrote-down the carrying values of the building and related land by $25,423 to $9,500.
2007 Restructuring and Integration Charge
In 2007, the company recorded a restructuring and integration charge of $11,745 ($7,036 net of related taxes or $.06 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2007 is a restructuring charge of $9,708 related to initiatives by the company to improve operating efficiencies, resulting in expected cost savings of approximately $40,000 per annum. Also included in the restructuring and integration charge for 2007 is a restructuring credit of $359 primarily related to the reversal of excess reserves, which were previously established through restructuring

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
charges in prior periods, a gain on the sale of the Lenexa, Kansas facility of $548 that was vacated in 2007 due to the company’s continued efforts to reduce real estate costs, and an integration charge of
$2,944 primarily related to the acquisition of KeyLink.
The following table presents the 2007 restructuring charge and activity in the related restructuring accrual for 2007 and 2008:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge (credit)	$11,312	$(1,947)	$343	$9,708
Payments/proceeds	(7,563)	7,896	(258)	75
Foreign currency translation	66	(133)	(71)	(138)

December 31, 2007	3,815	5,816	14	9,645
Restructuring charge	586	540	-	1,126
Payments	(3,807)	(1,245)	(14)	(5,066)
Foreign currency translation	(129)	(1,286)	-	(1,415)

December 31, 2008	$465	$3,825	$-	$4,290

The restructuring charge of $9,708 in 2007 primarily includes personnel costs of $11,312 related to the elimination of approximately 400 positions. These positions were primarily within the company’s global components business segment in North America and related to the company’s continued focus on operational efficiency. Facilities include a restructuring credit of $1,947, primarily related to a gain on the sale of the Harlow, England facility of $8,506 that was vacated in 2007. This was offset by facilities costs of $6,559, primarily related to exit activities for a vacated facility in Europe due to the company’s continued efforts to reduce real estate costs.
2006 Restructuring and Integration Charge
In 2006, the company recorded a restructuring and integration charge of $11,829 ($8,977 net of related taxes or $.07 per share on both a basic and diluted basis). Included in the restructuring and integration charge for 2006 is a restructuring charge of $12,280 related to initiatives by the company to improve operating efficiencies, resulting in expected cost savings of approximately $9,000 per annum. Also included in the restructuring and integration charge for 2006 is a restructuring credit of $451 primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The following table presents the 2006 restructuring charge and activity in the related restructuring accrual for 2006, 2007, and 2008:

			Asset
	Personnel		Write-
	Costs	Facilities	Downs	Other	Total

Restructuring charge	$6,542	$1,228	$4,484	$26	$12,280
Payments	(4,305)	(624)	-	(26)	(4,955)
Non-cash usage	-	-	(4,484)	-	(4,484)
Foreign currency translation	(26)	(92)	-	-	(118)

December 31, 2006	2,211	512	-	-	2,723
Restructuring credit	(330)	(548)	-	-	(878)
Payments	(1,568)	13	-	-	(1,555)
Foreign currency translation	32	23	-	-	55

December 31, 2007	345	-	-	-	345
Restructuring credit	(73)	-	-	-	(73)
Payments	(59)	-	-	-	(59)
Foreign currency translation	(6)	-	-	-	(6)

December 31, 2008	$207	$-	$-	$-	$207

The restructuring charge of $12,280 in 2006 includes personnel costs of $6,542 related to the elimination of approximately 300 positions. These positions were primarily within the company’s global components business segment in North America and related to the outsourcing of certain administrative functions and the closure of a warehouse facility. Facilities costs of $1,228 were incurred related to exit activities of three vacated facilities in Europe due to the company’s continued efforts to reduce real estate costs. Also included in the restructuring charge is a charge related to the write-down of certain capitalized software in Europe of $4,484. This write-down resulted from the company’s decision in the fourth quarter of 2006 to implement a global Enterprise Resource Planning system, which caused these software costs to become redundant and have no future benefit.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Restructuring Accrual Related to Actions Taken Prior to 2006
The following table presents the activity in the restructuring accrual during 2006, 2007, and 2008 related to actions taken prior to 2006:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2005	$4,640	$5,525	$3,821	$13,986
Restructuring charge (credit)	(236)	888	(1,103)	(451)
Payments	(3,933)	(3,828)	62	(7,699)
Foreign currency translation	(81)	(46)	26	(101)

December 31, 2006	390	2,539	2,806	5,735
Restructuring charge (credit)	(176)	1,509	(1,362)	(29)
Payments	(214)	(1,470)	-	(1,684)
Foreign currency translation	-	146	183	329

December 31, 2007	-	2,724	1,627	4,351
Restructuring credit	-	(124)	(1,251)	(1,375)
Payments	-	(1,006)	-	(1,006)
Non-cash usage	-	-	(201)	(201)
Foreign currency translation	-	(181)	105	(76)

December 31, 2008	$-	$1,413	$280	$1,693

Integration
Included in the restructuring and integration charges referenced above is an integration charge of $551 for 2008, primarily related to the ACI and KeyLink acquisitions, and an integration charge of $2,944 for 2007, primarily related to the acquisition of KeyLink.
The following table presents the integration charge and activity for 2006, 2007, and 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2005	$24	$4,374	$1,370	$5,768
Payments	(295)	(1,682)	(838)	(2,815)
Reclassification	271	(346)	75	-
Non-cash usage	-	(59)	-	(59)
Foreign currency translation	-	448	51	499

December 31, 2006	-	2,735	658	3,393
Integration costs (a)	1,666	(535)	2,609	3,740
Payments	(1,109)	(684)	(251)	(2,044)
Foreign currency translation	-	58	-	58

December 31, 2007	557	1,574	3,016	5,147
Integration costs (b)	774	435	(323)	886
Payments	(1,091)	(1,186)	-	(2,277)
Foreign currency translation	-	11	-	11

December 31, 2008	$240	$834	$2,693	$3,767

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(a)
Integration costs of $3,740 in 2007 include $2,944 recorded as an integration charge and $796 recorded as additional costs in excess of net assets of companies acquired. The integration costs include personnel costs of $1,666 associated with the elimination of approximately 50 positions in North America related to the acquisition of KeyLink, a credit of $535 primarily related to the reversal of excess facility-related accruals in connection with certain acquisitions made prior to 2005 and other costs of $2,609.

(b)
Integration costs of $886 in 2008 include $551 recorded as an integration charge and $335 recorded as additional costs in excess of net assets of companies acquired. Integration costs primarily include personnel costs of $774 related to the elimination of 11 positions in North America related to the ACI and KeyLink acquisitions and 1 position in Europe related to the Centia/AKS acquisition. Integration costs also include costs related to a vacated facility in Asia associated with the Achieva acquisition.

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $29,372 at December 31, 2008, of which $28,658 is expected to be spent in cash, and are expected to be utilized as follows:
•	The accruals for personnel costs of $15,108 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $10,791 relate to vacated leased properties that have scheduled payments of $3,310 in 2009, $3,114 in 2010, $1,191 in 2011, $948 in 2012, $935 in 2013, and $1,293 thereafter.

•	Other accruals of $3,473 are expected to be utilized over several years.
10. Shareholders’ Equity
The activity in the number of shares outstanding is as follows (in thousands):

	Common		Common
	Stock	Treasury	Stock
	Issued	Stock	Outstanding

Common stock outstanding at December 31, 2005	120,286	272	120,014
Restricted stock awards, net	-	(65)	65
Exercise of stock options	2,339	-	2,339
Other	1	-	1

Common stock outstanding at December 31, 2006	122,626	207	122,419
Exercise of stock options	2,216	-	2,216
Restricted stock and performance share awards, net	197	(70)	267
Repurchases of common stock	-	2,075	(2,075)

Common stock outstanding at December 31, 2007	125,039	2,212	122,827
Exercise of stock options	8	(167)	175
Restricted stock and performance share awards, net	1	(146)	147
Repurchases of common stock	-	3,841	(3,841)

Common stock outstanding at December 31, 2008	125,048	5,740	119,308

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2008 and 2007.
Share-Repurchase Programs
In February 2006, the Board of Directors authorized the company to repurchase up to $100,000 of the company’s outstanding common stock through a share-repurchase program. In December 2007, the Board of Directors authorized the company to repurchase an additional $100,000 of the company’s outstanding common stock. As of December 31, 2008, the company repurchased 5,916,596 shares under these programs with a market value of $200,000 at the dates of repurchase.
11. Net Income (Loss) Per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2008	2007	2006

Net income (loss), as reported	$(613,739)	$407,792	$388,331
Adjustment for interest expense on convertible debentures, net of tax	-	-	524

Net income (loss), as adjusted	$(613,739)	$407,792	$388,855

Net income (loss) per share:
Basic	$(5.08)	$3.31	$3.19

Diluted (a)	$(5.08)	$3.28	$3.16

Weighted average shares outstanding-basic	120,773	123,176	121,667
Net effect of various dilutive stock-based compensation awards	-	1,253	1,047
Net effect of dilutive convertible debentures	-	-	467

Weighted average shares outstanding-diluted	120,773	124,429	123,181

(a)
The effect of options to purchase 4,368, 43, and 2 shares for the years ended December 31, 2008, 2007, and 2006, respectively, was excluded from the calculation of net income (loss) per share on a diluted basis as their effect was anti-dilutive.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Under the terms of the Omnibus Plan, a maximum of 13,300,000 shares of common stock may be awarded, subject to adjustment. There were 6,957,960 and 3,549,067 shares available for grant under the Omnibus Plan as of December 31, 2008 and 2007, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.
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
The following information relates to the stock option activity for the year ended December 31, 2008:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Life	Value

Outstanding at December 31, 2007	4,481,816	$31.30
Granted	484,078	32.18
Exercised	(175,902)	24.72
Forfeited	(422,051)	33.80

Outstanding at December 31, 2008	4,367,941	31.42	80 months	$1,374

Exercisable at December 31, 2008	2,267,139	28.16	65 months	$1,374

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company’s closing stock price on the last trading day of 2008 and the exercise price, multiplied by the number of in-the-money options) that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the market value of the company’s stock.
The total intrinsic value of options exercised during 2008, 2007, and 2006 was $1,398, $30,739, and $21,158, respectively.
Cash received from option exercises during 2008, 2007, and 2006 was $4,392, $55,228, and $59,194, respectively, and is included within the financing activities section in the company’s consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2008, 2007, and 2006 was $3,551, $11,249, and $7,297, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2008	2007	2006

Volatility (percent) *	33	29	35
Expected term (in years) **	5.5	3.6	4.4
Risk-free interest rate (percent) ***	2.9	4.6	4.7

*	Volatility is measured using historical daily price changes of the company’s common stock over the expected term of the option.

**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.
There is no expected dividend yield.
The weighted-average fair value per option granted was $11.63, $11.03, and $11.11 during 2008, 2007, and 2006, respectively.
Performance Shares
The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance unit and/or performance share awards. The fair value of a performance unit award is the fair market value of the company’s common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the service period based on the company’s actual performance compared to the target metric and may be from 0% to 200% of the initial award. Compensation expense is recognized on a straight-line basis over the service period, which is generally three years and is adjusted each period based on the current estimate of performance compared to the target metric.
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
Summary of Non-Vested Shares
The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for 2008:

		Weighted
		Average
		Grant Date
	Shares	Fair Value

Non-vested shares at December 31, 2007	848,364	$34.07
Granted	995,866	32.04
Vested	(325,898)	28.49
Forfeited	(91,085)	34.93

Non-vested shares at December 31, 2008	1,427,247	33.88

As of December 31, 2008, there was $13,092 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during 2008, 2007, and 2006 was $10,313, $11,803, and $4,841, respectively.
Stock Ownership Plan
The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company’s common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company’s common stock for the benefit of participating employees. Contributions to the plan for 2008, 2007, and 2006 amounted to $11,290, $10,857, and $9,668, respectively.
13. Employee Benefit Plans
On December 31, 2006, the company adopted the provisions of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“Statement No. 158”), which required the company to recognize the funded status of its defined benefit plans in the company’s consolidated balance sheet at December 31, 2006, with the corresponding adjustment to accumulated other comprehensive income, net of tax. The adjustment to accumulated other comprehensive income upon adoption represents the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of FASB Statement No. 87, “Employers’ Accounting for Pensions” (“Statement No. 87”), which were previously netted against the funded status in the company’s consolidated balance sheets in accordance with the provisions of Statement No. 87.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
In 2008 and 2007, actuarial losses of $14,045 and $3,749, respectively, were recognized in comprehensive income, net of related taxes. In 2008 and 2007, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: transition obligation of $299 and $293, respectively, prior service cost of $323 and $315, respectively, and an actuarial loss of $939 and $1,274, respectively.
Included in accumulated other comprehensive loss at December 31, 2008 and 2007 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $757 and $1,056, respectively, unrecognized prior service costs of $289 and $612, respectively, and unrecognized actuarial losses of $31,950 and $18,844, respectively.
The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2009 are $306, $323, and $2,312, respectively.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP. Pension information for the years ended December 31 is as follows:

	2008	2007

Accumulated benefit obligation	$46,286	$44,958

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,065	$49,103
Service cost (Arrow SERP)	2,587	2,651
Interest cost	2,929	2,800
Actuarial (gain)/loss	(1,768)	1,223
Benefits paid	(2,928)	(2,712)

Projected benefit obligation at end of year	$53,885	$53,065

Funded status	$(53,885)	$(53,065)

Components of net periodic pension cost:
Service cost (Arrow SERP)	$2,587	$2,651
Interest cost	2,929	2,800
Amortization of net loss	321	411
Amortization of prior service cost (Arrow SERP)	549	549
Amortization of transition obligation (Arrow SERP)	411	411

Net periodic pension cost	$6,797	$6,822

Weighted average assumptions used to determine benefit obligation:
Discount rate	6.00%	5.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Benefit payments are expected to be paid as follows:

2009	$3,587
2010	3,517
2011	3,601
2012	3,573
2013	3,611
2014 - 2018	20,411
Defined Benefit Plan
Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants may now participate in the company’s employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2008	2007

Accumulated benefit obligation	$101,077	$101,494

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$101,494	$98,168
Interest cost	5,769	5,441
Actuarial (gain)/loss	(1,033)	2,957
Benefits paid	(5,153)	(5,072)

Projected benefit obligation at end of year	$101,077	$101,494

Changes in plan assets:
Fair value of plan assets at beginning of year	$81,364	$79,875
Actual return on plan assets	(19,691)	6,561
Company contributions	5,808	-
Benefits paid	(5,153)	(5,072)

Fair value of plan assets at end of year	$62,328	$81,364

Funded status	$(38,749)	$(20,130)

Components of net periodic pension cost:
Interest cost	$5,769	$5,441
Expected return on plan assets	(6,830)	(6,546)
Amortization of net loss	1,552	1,209

Net periodic pension cost	$491	$104

Weighted average assumptions used to determine benefit obligation:
Discount rate	6.00%	5.75%
Expected return on plan assets	8.00%	8.50%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2008	2007

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.75%	5.75%
Expected return on plan assets	8.50%	8.50%
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
The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $5,808 in 2008 and expects to make estimated contributions in 2009 of $11,400.
Benefit payments are expected to be paid as follows:

2009	$5,960
2010	6,091
2011	6,126
2012	6,222
2013	6,357
2014 - 2018	33,795
The plan asset allocations at December 31 are as follows:

	2008	2007
Equities	52%	61%
Fixed income	47	38
Cash	1	1

	100%	100%

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.
Defined Contribution Plan
The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company’s contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $9,420, $8,783, and $7,967 in 2008, 2007, and 2006, respectively. Certain international subsidiaries maintain separate defined contribution plans for their

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
employees and made contributions thereunder, which amounted to $17,759, $11,113, and $6,593 in 2008, 2007, and 2006, respectively.
14. Lease Commitments
The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2022. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $67,334, $60,173, and $54,790 in 2008, 2007, and 2006, respectively.
Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2009	$57,052
2010	43,678
2011	33,986
2012	23,820
2013	19,657
Thereafter	14,460
15. Contingencies
Preference Claim From 2001
In 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during 2008, the company recorded a charge of $10,890 ($6,576 net of related taxes or $.05 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees.
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
Environmental and Related Matters
Wyle Claims
In connection with the 2000 purchase of Wyle from the VEBA Group (“VEBA”), the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified. Each site will require remediation, the final form and cost of which is undetermined.
Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly—traded, German conglomerate in June 2000. The combined entity, now known as E.ON AG, remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment. Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.
Related Litigation
In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany. The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site. That action is now proceeding.
The company was named as a defendant in several suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.). Approximately 90 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones et al. v. Wyle Laboratories, Inc. et al. in May 2006, both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs. The Gandara matter has since been resolved to the satisfaction of the parties, but the outcome of the Austin and Briones cases and the amount of any associated liability are unknown.
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
Environmental Matters – Huntsville
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $1,800 was spent to date. The pace of the ongoing remedial investigations, project management and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $350 to $2,000. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $2,500 and $4,000.
Environmental Matters – Norco
In October 2003, the company entered into a consent decree among it, Wyle Laboratories and the California Department of Toxic Substance Control (the “DTSC”) in connection with the Norco site. In April

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. An estimated $24,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities.
Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In the first quarter of 2008, an hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $6,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area, will give rise to an additional estimated $9,300 to $20,500.
Costs categories related to environmental activities at Norco include those for Project Management and Regulatory Oversight, Remedial Investigations, Feasibility Studies, and Interim Remedial Actions. Project Management and Regulatory Oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $1,000 to $2,000. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 and $1,000. Remaining feasibility study and Remedial Action Work Plan costs, including a final report and the design of remedial measures, are estimated to cost $600 to $800.
Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.
Impact on Financial Statements
The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $8,675 during 2008 to $33,619. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses. During 2006, the company recorded a charge of $1,449 ($867 net of related taxes or $.01 per share on both a basic and diluted basis) related to the environmental matters arising out of the company’s purchase of Wyle.
Also included in the proceedings against E.ON AG is a claim for the reimbursement of pre-acquisition tax liabilities of Wyle in the amount of $8,729 for which E.ON AG is also contractually liable to indemnify the company. E.ON AG has specifically acknowledged owing the company not less than $6,335 of such amounts, but its promises to make payments of at least that amount were not kept. The company also believes that the recovery of these amounts is probable.
In connection with the acquisition of Wyle, the company acquired a $4,495 tax receivable due from E.ON AG (as successor to VEBA) in respect of certain tax payments made by Wyle prior to the effective date of the acquisition, the recovery of which the company also believes is probable.
As successor-in-interest to Wyle, the company is the beneficiary of the various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the carriers of the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
primary insurance policies implicated in the pending claims have undertaken substantial portions of the defense of the company in the Riverside County cases (Austin and Briones), and the company has recovered approximately $10 million from them to date. The company has sued certain of the umbrella liability policy carriers, however, because they have yet to make payment on the tendered losses.
The company believes strongly in the merits of its positions regarding the E.ON AG indemnity, the liabilities of the insurance carriers, and the absence of compensable damages to the Riverside County plaintiffs.
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
Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2008	2007	2006

Sales:
Global components	$11,319,482	$11,223,751	$11,086,359
Global ECS	5,441,527	4,761,241	2,490,753

Consolidated	$16,761,009	$15,984,992	$13,577,112

Operating income (loss):
Global components	$533,126	$604,217	$582,978
Global ECS	196,269	202,223	123,653
Corporate (a)	(1,222,964)	(119,535)	(100,406)

Consolidated	$(493,569)	$686,905	$606,225

(a)
Includes restructuring and integration charges of $70,065, $11,745, and $11,829 in 2008, 2007, and 2006, respectively. Also included in 2008 is a non-cash impairment charge associated with goodwill of $1,018,780 and a charge of $10,890 related to the preference claim from 2001. Additionally, 2006 includes a charge related to a pre-acquisition warranty claim of $2,837 and a charge related to pre-acquisition environmental matters arising out of the company’s purchase of Wyle of $1,449.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
Total assets, by segment, at December 31 are as follows:

	2008	2007

Global components	$4,093,118	$5,230,728
Global ECS	2,325,095	2,262,946
Corporate	700,072	566,186

Consolidated	$7,118,285	$8,059,860

Effective April 1, 2008, deferred income taxes, which were previously included in corporate, were allocated to global components, global ECS, and corporate. Prior period segment data was adjusted to conform to current period presentation.
Sales, by geographic area, for the years ended December 31 are as follows:

	2008	2007	2006

North America (b)	$8,366,124	$8,565,247	$6,846,468
EMEASA	5,392,805	4,970,585	4,348,484
Asia/Pacific	3,002,080	2,449,160	2,382,160

	$16,761,009	$15,984,992	$13,577,112

(b)	Includes sales related to the United States of $7,705,048, $7,962,526, and $6,337,169 in 2008, 2007, and 2006, respectively.
Net property, plant and equipment, geographic area, at December 31 is as follows:

	2008	2007

North America (c)	$324,385	$261,134
EMEASA	68,215	74,937
Asia/Pacific	17,940	19,090

	$410,540	$355,161

(c)	Includes net property, plant and equipment related to the United States of $323,561 and $259,948 in 2008 and 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
17. Quarterly Financial Data (Unaudited)
A summary of the company’s consolidated quarterly results of operations is as follows:

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter
2008
Sales	$4,028,491		$4,347,477		$4,295,314		$4,089,727
Gross profit	586,291		612,471		563,855		520,096
Net income (loss)	85,871	(b)	96,215	(c)	76,070	(d)	(871,895)	(e)

Net income (loss) per share (a):
Basic	$.70	(b)	$.79	(c)	$.64	(d)	$(7.30)	(e)
Diluted	.69	(b)	.79	(c)	.63	(d)	(7.30)	(e)

2007
Sales	$3,497,564		$4,038,083		$4,030,363		$4,418,982
Gross profit	539,631		578,970		552,557		614,119
Net income	96,294	(f)	99,211	(g)	98,324	(h)	113,963	(i)

Net income per share (a):
Basic	$.78	(f)	$.80	(g)	$.80	(h)	$.93	(i)
Diluted	.77	(f)	.79	(g)	.79	(h)	.92	(i)

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

(b)
Includes a restructuring and integration charge ($4,159 net of related taxes or $.03 per share on both a basic and diluted basis) and a charge related to the preference claim from 2001 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis).

(c)	Includes a restructuring and integration charge ($5,929 net of related taxes or $.05 per share on both a basic and diluted basis).

(d)	Includes a restructuring and integration charge ($7,635 net of related taxes or $.06 per share on both a basic and diluted basis).

(e)
Includes a non-cash impairment charge associated with goodwill ($905,069 net of related taxes or $7.58 per share on both a basic and diluted basis), a restructuring and integration charge ($37,577 net of related taxes or $.31 per share on both a basic and diluted basis), a credit related to the preference claim from 2001 ($1,246 net of related taxes or $.01 per share on both a basic and diluted basis), and a loss on the write-down of an investment ($10,030 net of related taxes or $.08 per share on both a basic and diluted basis). Also includes a reduction of the provision for income taxes ($8,450 net of related taxes or $.07 per share on both a basic and diluted basis) and an increase in interest expense ($962 net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international income tax matters.

(f)	Includes a restructuring and integration credit ($4,522 net of related taxes or $.04 per share on both a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(g)	Includes a restructuring and integration charge ($2,286 net of related taxes or $.02 per share on both a basic and diluted basis).

(h)
Includes a restructuring and integration charge ($2,674 net of related taxes or $.02 per share on both a basic and diluted basis) and an income tax benefit ($6,024 net of related taxes or $.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany.

(i)	Includes a restructuring and integration charge ($6,598 net of related taxes or $.05 per share on both a basic and diluted basis).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
Disclosure Controls and Procedures
The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of December 31, 2008 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) are effective.
Management’s Report on Internal Control Over Financial Reporting
The company’s management is responsible for establishing and maintaining adequate “internal control over financial reporting” (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company’s internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework. Management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, and concluded that it is effective.
The company acquired LOGIX S.A. (“LOGIX”) in June 2008 and the components distribution business of Achieva Ltd. (“Achieva”) in July 2008. The company has excluded LOGIX and Achieva from its annual assessment of and conclusion on the effectiveness of the company’s internal control over financial reporting. LOGIX and Achieva accounted for 6.2 percent of total assets as of December 31, 2008 and 2.5 percent of the company’s consolidated sales and less than 1 percent of the company’s consolidated net loss for the year ended December 31, 2008.
The company’s independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company’s internal control over financial reporting as of December 31, 2008, as stated in their report, which is included herein.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Shareholders
Arrow Electronics, Inc.
We have audited Arrow Electronics, Inc.’s (the “company”) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of LOGIX S.A. (“LOGIX”) and the components distribution business of Achieva Ltd. (“Achieva”) acquired by the company during 2008, which were included in the company’s 2008 consolidated financial statements and constituted 6.2 percent of total assets as of December 31, 2008 and 2.5 and less than 1 percent of the sales and net loss, respectively, for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of LOGIX and Achieva.
In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 24, 2009 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
New York, New York
February 24, 2009

Changes in Internal Control Over Financial Reporting
There was no change in the company’s internal control over financial reporting that occurred during the company’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company’s internal control over financial reporting.
Item 9B. Other Information.

None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
See “Executive Officers” in Part I of this annual report on Form 10-K. In addition, the information set forth under the headings “Election of Directors” and “Section 16(A) Beneficial Ownership Reporting Compliance” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, are incorporated herein by reference.
Information about the company’s audit committee financial experts set forth under the heading “The Board and its Committees” in the company’s Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, is incorporated herein by reference.
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
Item 11. Executive Compensation.
The information required by Item 11 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by Item 12 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by Item 13 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, and is incorporated herein by reference.
Item 14. Principal Accounting Fees and Services.
The information required by Item 14 is included in the company’s Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 1, 2009, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
(a) The following documents are filed as part of this report:

Page
1. Financial Statements.
Report of Ernst & Young LLP, Independent Registered Public Accounting Firm	43

Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006	44

Consolidated Balance Sheets as of December 31, 2008 and 2007	45

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006	46

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006	47

Notes to Consolidated Financial Statements	49

2. Financial Statement Schedule.

Schedule II – Valuation and Qualifying Accounts	99

All other schedules are omitted since the required information is notpresent, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

3. Exhibits.

See Index of Exhibits included on pages 93 - 98

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

4(a)(ii)
Officers’ Certificate, as defined by the Indenture in 4(a)(i) above, dated as of January 22, 1997, with respect to the company’s $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

4(a)(iii)
Officers’ Certificate, as defined by the indenture in 4(a)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incorporated by reference to Exhibit 4(b)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

4(a)(iv)
Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company’s Current Report on Form 8-K, dated March 12, 2001, Commission File No. 1-4482).

Exhibit
Number	Exhibit

4(a)(v)
Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

4(a)(vi)
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

10(c)
Arrow Electronics Stock Ownership Plan, as amended and restated on January 1, 2007 (incorporated by reference to Exhibit 10(a) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan as amended February 28, 2007 and February 27, 2008 (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated May 2, 2008, Commission File No. 1-4482).

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

10(k)(i)	Employment Agreement, dated as of December 30, 2008, by and between the company and Michael J. Long.

10(k)(ii)	Employment Agreement, dated as of December 30, 2008, by and between the company and Peter S. Brown.

10(k)(iii)	Employment Agreement, dated as of December 30, 2008, by and between the company and Paul J. Reilly.

10(k)(iv)	Employment Agreement, dated as of December 30, 2008, by and between the company and William E. Mitchell.

10(k)(v)
Amendment, dated as of March 16, 2005, to the Employment Agreement dated as of February 3, 2003, by and between the company and William E. Mitchell (incorporated by reference to Exhibit 10.1 to the company’s Current Report on Form 8-K, dated March 18, 2005, Commission File No. 1-4482).

10(k)(vi)	Employment Agreement, dated as of December 30, 2008, by and between the company and John P. McMahon.

Exhibit
Number	Exhibit

10(k)(vii)
Form of agreement between the company and all corporate officers, including the employees party to the Employment Agreements listed in 10(k)(i)-(vi) above, providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(viii)
Form of agreement between the company and non-corporate officers providing extended separation benefits under certain circumstances (incorporated by reference to Exhibit 10(c)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 1988, Commission File No. 1-4482).

10(k)(ix)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(x)
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

10(n)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(n)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(n)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(n)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(n)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 99.1 to the company’s Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(n)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

Exhibit
Number	Exhibit

10(n)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(n)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company’s Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(n)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(n)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(b) to the company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at	Charged			Balance
For the three years ended	beginning	to		Write-	at end
December 31,	of year	income	Other(a)	down	of year

Allowance for doubtful accounts

2008	$71,232	$14,866	$7,787	$41,099	$52,786

2007	$75,404	$14,211	$1,372	$19,755	$71,232

2006	$47,076	$13,023	$26,179	$10,874	$75,404

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2008, 2007, and 2006.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/ Peter S. Brown Peter S. Brown
Senior Vice President, General Counsel, and Secretary
February 26, 2009
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 26, 2009:

By:	/s/ William E. Mitchell William E. Mitchell, Chairman and
Chief Executive Officer

By:	/s/ Paul J. Reilly Paul J. Reilly, Senior Vice President and
Chief Financial Officer

By:	/s/ Michael A. Sauro Michael A. Sauro, Vice President and
Corporate Controller

By:	/s/ Daniel W. Duval Daniel W. Duval, Lead Director

By:	/s/ Gail E. Hamilton Gail E. Hamilton, Director

By:	/s/ John N. Hanson John N. Hanson, Director

By:	/s/ Richard S. Hill Richard S. Hill, Director

By:	/s/ Fran Keeth Fran Keeth, Director

By:	/s/ Roger King Roger King, Director

By:	/s/ Michael J. Long Michael J. Long, Director, President and
Chief Operating Officer

By:	/s/ Karen Gordon Mills Karen Gordon Mills, Director

By:	/s/ Stephen C. Patrick Stephen C. Patrick, Director

By:	/s/ Barry W. Perry Barry W. Perry, Director

By:	/s/ John C. Waddell John C. Waddell, Director