Form 10-Q
period 2009-04-04
ARROW ELECTRONICS INC
filed 2009-04-29
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended April 4, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☑
There were 119,583,984 shares of Common Stock outstanding as of April 24, 2009.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 4,	March 31,
	2009	2008

Sales	$3,417,428	$4,028,491

Costs and expenses:
Cost of products sold	2,986,432	3,442,200
Selling, general and administrative expenses	329,114	405,512
Depreciation and amortization	16,627	17,217
Restructuring and integration charge	24,018	6,478
Preference claim from 2001	-	12,941

	3,356,191	3,884,348

Operating income	61,237	144,143

Equity in earnings of affiliated companies	323	2,354

Interest and other financing expense, net	23,035	25,072

Income before income taxes	38,525	121,425

Provision for income taxes	11,789	35,520

Consolidated net income	26,736	85,905

Noncontrolling interests	(5)	34

Net income attributable to shareholders	$26,741	$85,871

Net income per share:
Basic	$.22	$.70

Diluted	$.22	$.69

Average number of shares outstanding:
Basic	119,570	122,777
Diluted	120,133	123,789
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	April 4,	December 31,
	2009	2008
	(Unaudited)

ASSETS

Current assets:
Cash and cash equivalents	$618,505	$451,272
Accounts receivable, net	2,444,842	3,087,290
Inventories	1,446,097	1,626,559
Prepaid expenses and other assets	191,338	180,647

Total current assets	4,700,782	5,345,768

Property, plant and equipment, at cost:
Land	24,829	25,127
Buildings and improvements	144,477	147,138
Machinery and equipment	724,617	698,156

	893,923	870,421
Less: Accumulated depreciation and amortization	(465,427)	(459,881)

Property, plant and equipment, net	428,496	410,540

Investments in affiliated companies	47,633	46,788
Cost in excess of net assets of companies acquired	902,002	905,848
Other assets	388,318	409,341

Total assets	$6,467,231	$7,118,285

LIABILITIES AND EQUITY

Current liabilities:
Accounts payable	$1,983,558	$2,459,922
Accrued expenses	328,368	455,547
Short-term borrowings, including current portion of long-term debt	39,410	52,893

Total current liabilities	2,351,336	2,968,362

Long-term debt	1,208,101	1,223,985
Other liabilities	240,873	248,888

Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2009 and 2008
Issued - 125,285 and 125,048 shares in 2009 and 2008, respectively	125,285	125,048
Capital in excess of par value	1,033,690	1,035,302
Treasury stock (5,701 and 5,740 shares in 2009 and 2008, respectively), at cost	(187,079)	(190,273)
Retained earnings	1,597,746	1,571,005
Foreign currency translation adjustment	132,386	172,528
Other	(35,456)	(36,912)

Total shareholders’ equity	2,666,572	2,676,698
Noncontrolling interests	349	352

Total equity	2,666,921	2,677,050

Total liabilities and equity	$6,467,231	$7,118,285

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 4,	March 31,
	2009	2008

Cash flows from operating activities:
Consolidated net income	$26,736	$85,905
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	16,627	17,217
Amortization of stock-based compensation	5,357	5,499
Amortization of deferred financing costs and discount on notes	547	572
Equity in earnings of affiliated companies	(323)	(2,354)
Deferred income taxes	10,508	(4,379)
Restructuring and integration charge	16,069	4,159
Preference claim from 2001	-	7,822
Excess tax benefits from stock-based compensation arrangements	2,158	(266)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	603,992	287,479
Inventories	161,195	(71,348)
Prepaid expenses and other assets	(8,291)	(3,332)
Accounts payable	(448,384)	(296,846)
Accrued expenses	(145,855)	28,545
Other	(9,685)	(17,969)

Net cash provided by operating activities	230,651	40,704

Cash flows from investing activities:
Acquisition of property, plant and equipment	(36,812)	(32,345)
Cash consideration paid for acquired businesses	-	(73,398)
Other	(89)	(124)

Net cash used for investing activities	(36,901)	(105,867)

Cash flows from financing activities:
Change in short-term borrowings	(11,178)	(766)
Repayment of revolving credit facility borrowings	(29,400)	(409,428)
Proceeds from revolving credit facility borrowings	28,256	409,784
Proceeds from exercise of stock options	554	1,347
Excess tax benefits from stock-based compensation arrangements	(2,158)	266
Repurchases of common stock	(2,073)	(4,421)

Net cash used for financing activities	(15,999)	(3,218)

Effect of exchange rate changes on cash	(10,518)	12,534

Net increase (decrease) in cash and cash equivalents	167,233	(55,847)

Cash and cash equivalents at beginning of period	451,272	447,731

Cash and cash equivalents at end of period	$618,505	$391,884

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
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in the company’s Annual Report on Form 10-K.
Noncontrolling Interests
Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51” (“Statement No. 160”). Statement No. 160 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. Statement No. 160 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the provisions of Statement No. 160 did not materially impact the company’s consolidated financial position and results of operations. Prior period amounts were reclassified to conform to the current period presentation.
Quarter-end
During 2009, the company began operating on a revised quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter. The first quarter of 2009 includes the period from January 1, 2009 through April 4, 2009. There were 65 shipping days for the first quarter of 2009 and 64 shipping days for the first quarter of 2008.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures About Fair Value of Financial Instruments” (“FSP”). This FSP amends FASB Statement No. 107, “Disclosures about Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim financial statements as well as for annual financial statements. This FSP also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in all interim financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of the provisions of this FSP will not impact the company’s consolidated financial position and results of operations.
Note C – Acquisitions
Effective January 1, 2009, the company adopted Statement of Financial Accounting Standards No. 141 (revised 2007), “Business Combinations” (“Statement No. 141(R)”). Statement No. 141(R) requires,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. Statement No. 141(R) is applicable for all business combinations entered into after the date of adoption.
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205,937, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs. In addition, there was the assumption of $46,663 in debt. Headquartered in France, LOGIX has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations of LOGIX were included in the company’s consolidated results from the date of acquisition within the company’s global enterprise computing solutions (“ECS”) business segment.
The preliminary allocation of net consideration paid to the fair value of the assets acquired and liabilities assumed, as disclosed in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, is subject to refinement as the company has not yet completed its final evaluation of the fair value of all of the assets acquired and liabilities assumed.
The following table summarizes the company’s unaudited consolidated results of operations for the first quarter of 2008, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1, 2008:

	Quarter Ended
	March 31, 2008
	As Reported	Pro Forma

Sales	$4,028,491	$4,159,748
Net income attributable to shareholders	85,871	82,112
Net income per share:
Basic	$.70	$.67
Diluted	$.69	$.66
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the LOGIX acquisition had occurred as of the beginning of 2008, or of those results that may be obtained in the future.
Other
Amortization expense related to identifiable intangible assets for the first quarters of 2009 and 2008 was $3,824 and $3,806, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note D – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, are as follows:

	Global
	Components	Global ECS	Total

December 31, 2008	$453,478	$452,370	$905,848
Acquisitions	601	-	601
Other (primarily foreign currency translation)	-	(4,447)	(4,447)

April 4, 2009	$454,079	$447,923	$902,002

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.
Note E – Investments in Affiliated Companies
The company has a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments:

	April 4,	December 31,
	2009	2008

Marubun/Arrow	$34,927	$34,881
Altech Industries	12,699	11,888
Other	7	19

	$47,633	$46,788

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended
	April 4,	March 31,
	2009	2008

Marubun/Arrow	$221	$1,778
Altech Industries	113	638
Other	(11)	(62)

	$323	$2,354

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At April 4, 2009, the company’s pro-rata share of this debt was approximately $3,250. The company believes there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note F – Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. The company had no outstanding borrowings under the asset securitization program at April 4, 2009 and December 31, 2008.
Accounts receivable, net, consists of the following:

	April 4,	December 31,
	2009	2008

Accounts receivable	$2,497,229	$3,140,076
Allowance for doubtful accounts	(52,387)	(52,786)

Accounts receivable, net	$2,444,842	$3,087,290

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note G – Debt
The company had no outstanding borrowings under its $800,000 revolving credit facility at April 4, 2009 and December 31, 2008.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 4, 2009. The company is not aware of any events that would cause non-compliance in the future.
Interest and other financing expense, net, includes interest income of $1,631 and $1,011 for the first quarters of 2009 and 2008, respectively.
Note H – Financial Instruments Measured at Fair Value
Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“Statement No. 157”) defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Statement No. 157 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Statement No. 157 describes three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The following table presents assets/(liabilities) measured at fair value on a recurring basis at April 4, 2009:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$22,861	$-	$-	$22,861
Interest rate swaps	-	17,446	-	17,446
Cross-currency swaps	-	(34,486)	-	(34,486)

	$22,861	$(17,040)	$-	$5,821

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$21,187	$-	$-	$21,187
Interest rate swaps	-	19,541	-	19,541
Cross-currency swaps	-	(46,452)	-	(46,452)

	$21,187	$(26,911)	$-	$(5,724)

Available-For-Sale Securities
The company has a 3.1% equity ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% equity ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.

The fair value of the company’s available-for-sale securities are as follows:

	April 4, 2009		December 31, 2008
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	(4,019)	6,066	-	373

Fair value	$5,997	$16,864	$10,016	$11,171

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
Derivative Instruments
The company uses various financial instruments, including derivative financial instruments, for purposes other than trading. Derivatives used as part of the company’s risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis.
The fair values of derivative instruments in the consolidated balance sheet as of April 4, 2009 are as follows:

	Asset/(Liability) Derivatives
	Balance Sheet
	Location	Fair Value
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$18,556
Interest rate swaps designated as cash flow hedges	Accrued expenses	(1,110)
Cross-currency swaps designated as net investment hedges	Long-term debt	(34,486)
Foreign exchange contracts designated as cash flow hedges	Other assets	1,173
Foreign exchange contracts designated as cash flow hedges	Other liabilities	(265)

Total derivative instruments designated as hedging instruments		(16,132)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other assets	2,171
Foreign exchange contracts	Other liabilities	(4,864)

Total derivative instruments not designated as hedging instruments		(2,693)

Total		$(18,825)

The effect of derivative instruments on the consolidated statement of operations for the quarter ended April 4, 2009 is as follows:

Amount of
	Location of	Gain/(Loss)
	Gain/(Loss)	Recognized
	Recognized in Income	in Income on
	on Derivatives	Derivatives
Fair value hedges:
Interest rate swaps	Interest and other financing expense, net	$-

Derivative instruments not designated as hedges:
Foreign exchange contracts	Cost of products sold	(3,934)

Total		$(3,934)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Effective Portion			Ineffective Portion
	Gain/(Loss)	Location of		Location of
	Recognized in Other	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)	Gain/(Loss)
	Comprehensive	Reclassified into	Reclassified into	Recognized in	Recognized in
	Income	Income	Income	Income	Income
Cash Flow Hedges:
		Interest and		Interest and
		other financing		other financing
Interest rate swaps	$743	expense, net	$-	expense, net	$-
		Cost of products		Cost of products
Foreign exchange contracts	(1,359)	sold	(49)	sold	-

Total	$(616)		$(49)		$-

Net Investment Hedges:
		Interest and		Interest and
		other financing		other financing
Cross-currency swaps	$11,966	expense, net	$-	expense, net	$(84)

Total	$11,966		$-		$(84)

Interest Rate Swaps
The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges are recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders’ equity section in the accompanying consolidated balance sheets in “Other.” The ineffective portion of the interest rate swap, if any, is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.201% at both April 4, 2009 and December 31, 2008) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $1,110 and $1,853 at April 4, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.10% and 8.19% at April 4, 2009 and December 31, 2008, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 3.63% and 5.01% at April 4, 2009 and December 31, 2008, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $18,556 and $21,394 at April 4, 2009 and December 31, 2008, respectively.
Cross-Currency Swaps
The company enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets. The company’s cross-currency swaps are derivatives designated as net investment hedges. The effective portion of the change in the fair value of derivatives designated as net

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
investment hedges is recorded in “Foreign currency translation adjustment” included in the accompanying consolidated balance sheets and any ineffective portion is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations. As the notional amount of the company’s cross-currency swaps are expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”). The 2006 cross-currency swap effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. The 2006 cross-currency swap had a negative fair value of $6,995 and $9,985 at April 4, 2009 and December 31, 2008, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”). The 2005 cross-currency swap effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. The 2005 cross-currency swap had a negative fair value of $27,491 and $36,467 at April 4, 2009 and December 31, 2008, respectively.
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates, primarily the euro. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at April 4, 2009 and December 31, 2008 was $426,977 and $315,021, respectively.
Note I – Restructuring and Integration Charges
2009 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $24,018 ($16,069 net of related taxes or $.13 per share on both a basic and diluted basis) for the first quarter of 2009. Included in the restructuring and integration charge for the first quarter of 2009 are restructuring charges of $23,472 related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $43,000 per annum, with approximately $8,000 realized in the first quarter of 2009. Also included in the restructuring and integration charge for the first quarter of 2009 is a restructuring charge of $634 and an integration credit of $88 related to adjustments to reserves previously established through restructuring and integration charges in prior periods.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the 2009 restructuring charge and activity in the restructuring accrual for the first quarter of 2009:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge	$21,633	$1,762	$77	$23,472
Payments	(9,465)	(148)	(14)	(9,627)
Foreign currency translation	153	80	-	233

April 4, 2009	$12,321	$1,694	$63	$14,078

The restructuring charge of $23,472 for the first quarter of 2009 primarily includes personnel costs of $21,633 related to the elimination of approximately 465 positions within the company’s global components business segment and approximately 115 positions within the company’s global ECS business segment related to the company’s continued focus on operational efficiency, and facilities costs of $1,762, related to exit activities for three vacated facilities in Europe due to the company’s continued efforts to streamline its operations and reduce real estate costs.
2008 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $6,478 ($4,159 net of related taxes or $.03 per share on both a basic and diluted basis) for the first quarter of 2008. Included in the restructuring and integration charge for 2008 is a restructuring charge of $5,372 related to initiatives taken by the company during the first quarter of 2008 to make its organizational structure more efficient. Also included in the restructuring and integration charge for 2008 is a restructuring charge of $633 related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $473, primarily related to the ACI and KeyLink acquisitions.
The following table presents the activity in the restructuring accrual for the first quarter of 2009 related to the 2008 restructuring:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$14,196	$4,719	$500	$19,415
Restructuring charge	673	200	-	873
Payments	(7,834)	(546)	(140)	(8,520)
Foreign currency translation	(5)	19	-	14

April 4, 2009	$7,030	$4,392	$360	$11,782

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Restructuring Accrual Related to Actions Taken Prior to 2008
The following table presents the activity in the restructuring accrual for the first quarter of 2009 related to restructuring actions taken prior to 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$672	$5,238	$280	$6,190
Restructuring charge (credit)	-	31	(270)	(239)
Payments	(131)	(478)	-	(609)
Foreign currency translation	(7)	72	(10)	55

April 4, 2009	$534	$4,863	$-	$5,397

Integration
The following table presents the activity in the integration accrual for the first quarter of 2009:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$240	$834	$2,693	$3,767
Integration credit	-	-	(88)	(88)
Payments	(30)	(777)	-	(807)

April 4, 2009	$210	$57	$2,605	$2,872

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $34,129 at April 4, 2009, of which $33,706 is expected to be spent in cash, and are expected to be utilized as follows:
•	The accruals for personnel costs of $20,095 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $11,006 relate to vacated leased properties that have scheduled payments of $2,700 in 2009, $3,134 in 2010, $1,647 in 2011, $1,053 in 2012, $1,161 in 2013, and $1,311 thereafter.

•	Other accruals of $3,028 are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 4, 2009	March 31, 2008
Net income attributable to shareholders	$26,741	$85,871

Weighted average shares outstanding – basic	119,570	122,777
Net effect of various dilutive stock-based compensation awards	563	1,012

Weighted average shares outstanding – diluted	120,133	123,789

Net income per share:
Basic	$.22	$.70

Diluted (a)	$.22	$.69

(a)
The effect of options to purchase 3,967 and 2,408 shares for the first quarters of 2009 and 2008, respectively, was excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	Quarter Ended
	April 4, 2009	March 31, 2008

Consolidated net income	$26,736	$85,905
Foreign currency translation adjustments (a)	(40,142)	137,509
Other (b)	1,456	(3,161)

Comprehensive income (loss)	(11,950)	220,253
Comprehensive income (loss) attributable to noncontrolling interests	(3)	35

Comprehensive income (loss) attributable to shareholders	$(11,947)	$220,218

(a)
Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments were not tax effected as investments in international affiliates are deemed to be permanent.

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
(Dollars in thousands except per share data)
(Unaudited)
Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended
	April 4, 2009	March 31, 2008

Components of net periodic benefit costs:
Service cost	$442	$644
Interest cost	2,244	2,151
Expected return on plan assets	(1,266)	(1,715)
Amortization of unrecognized net loss	876	454
Amortization of prior service cost	137	137
Amortization of transition obligation	103	103

Net periodic benefit costs	$2,536	$1,774

Note M – Contingencies
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, in the first quarter of 2008, the company recorded a charge of $12,941 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. This claim was appealed and subsequently settled for $10,890, including legal fees, and the company recorded a credit of $2,051 ($1,246 net of related taxes or $.01 per share on both a basic and diluted basis) in the fourth quarter of 2008.
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
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $2,000 was spent to date. The company currently estimates additional investigative and related expenditures at the site of approximately $350 to $1,500, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
At the Norco site, approximately $26,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area. Approximately $7,000 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite, will cost an additional $8,900 to $20,500.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $700 to $1,000. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $1,000. Remaining feasibility study and Remedial Action Work Plan costs, including a final report and the design of remedial measures, are estimated to cost between $550 to $650.
Despite the amount of work undertaken and planned to date, the complete scope of work in connection with the Norco site is not yet known, and, accordingly, the associated costs not yet determined.
In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany. The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the related litigation and other costs associated with the Norco site. That action was stayed pending the resolution of jurisdictional issues in the U.S. courts, and is now proceeding. In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000. The company is in the process of preparing a response to the counterclaim. The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously. The company believes that the ultimate resolution of the counterclaim will not have a material adverse impact on its consolidated financial position, liquidity, or results of operations.
The litigation associated with the above-mentioned environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., and the other claims of plaintiff Norco landowners and residents which were consolidated with it; Arrow’s actions against E.ON AG, successor to VEBA, and Wyle for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites) is ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $2,210 during the first quarter of 2009 to $35,829. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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
Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	April 4,	March 31,
	2009	2008

Sales:
Global components	$2,345,012	$2,922,243
Global ECS	1,072,416	1,106,248

Consolidated	$3,417,428	$4,028,491

Operating income (loss):
Global components	$76,098	$160,578
Global ECS	32,026	30,673
Corporate (a)	(46,887)	(47,108)

Consolidated	$61,237	$144,143

(a)
Includes restructuring and integration charges of $24,018 and $6,478 for the first quarters of 2009 and 2008, respectively, and a charge of $12,941 related to the preference claim from 2001 for the first quarter of 2008.

Total assets, by segment, are as follows:

	April 4,	December 31,
	2009	2008

Global components	$3,970,502	$4,093,118
Global ECS	1,790,611	2,325,095
Corporate	706,118	700,072

Consolidated	$6,467,231	$7,118,285

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	Quarter Ended
	April 4,	March 31,
	2009	2008

North America (b)	$1,574,147	$2,024,728
EMEASA	1,102,629	1,350,776
Asia/Pacific	740,652	652,987

Consolidated	$3,417,428	$4,028,491

(b)	Includes sales related to the United States of $1,423,665 and $1,863,121 for the first quarters of 2009 and 2008, respectively.
Net property, plant and equipment, by geographic area, are as follows:

	April 4,	December 31,
	2009	2008

North America (c)	$347,718	$324,385
EMEASA	63,668	68,215
Asia/Pacific	17,110	17,940

Consolidated	$428,496	$410,540

(c)	Includes net property, plant and equipment related to the United States of $346,891 and $323,561 at April 4, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first quarter of 2009, approximately 69% of the company’s sales were from the global components business segment, and approximately 31% of the company’s sales were from the global ECS business segment.
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
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205.9 million, which included $15.5 million of debt paid at closing, cash acquired of $3.6 million, and acquisition costs. In addition, there was the assumption of $46.7 million in debt. Headquartered in France, LOGIX has approximately 500 employees and is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries. Results of operations of LOGIX were included in the company’s consolidated results from the date of acquisition.
Consolidated sales for the first quarter of 2009 declined by 15.2%, compared with the year-earlier period, due to a 3.1% decrease in the global ECS business segment and a 19.8% decrease in the global components business segment. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, consolidated sales decreased by 17.8%. The decrease in global ECS business segment sales for the first quarter of 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by the LOGIX acquisition. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, the global ECS business segment sales for the first quarter of 2009 declined by 13.3%. In the global components business segment, sales for the first quarter of 2009 decreased primarily due to weakness in North America and Europe as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by strength in the Asia Pacific region.
Net income attributable to shareholders decreased to $26.7 million in the first quarter of 2009, compared with net income attributable to shareholders of $85.9 million in the year-earlier period. The following items impacted the comparability of the company’s results for the first quarters of 2009 and 2008:
•	a restructuring and integration charge of $24.0 million ($16.1 million net of related taxes) in 2009 and $6.5 million ($4.2 million net of related taxes) in 2008; and
•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008.

Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the first quarter of 2009 was primarily the result of the sales declines in the more profitable global components businesses in North America and Europe offset, in part, by a reduction in selling, general and administrative expenses due to the company’s efforts to reduce expenses in response to the decline in sales due to the worldwide economic recession.
Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Consolidated sales for the first quarter of 2009 decreased by $611.1 million, or 15.2%, compared with the year-earlier period. The decrease in consolidated sales over the first quarter of 2008 was driven by a decrease of $33.8 million, or 3.1%, in the global ECS business segment and a decrease of $577.2 million, or 19.8%, in the global components business segment.
In the global ECS business segment, sales for the first quarter of 2009 decreased by 3.1%, compared with the year-earlier period. The decrease in sales for the first quarter of 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by the LOGIX acquisition. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, the global ECS business segment sales for the first quarter of 2009 declined by 13.3%. Excluding the impact of foreign currency, the company’s global ECS business segment sales were flat.
In the global components business segment, sales for the first quarter of 2009 decreased by 19.8%, compared with the year-earlier period, primarily due to weakness in North America and Europe as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by strength in the Asia Pacific region. Excluding the impact of foreign currency, the company’s global components business segment sales decreased by 14.0% for the first quarter of 2009.
The translation of the company’s international financial statements into U.S. dollars resulted in decreased consolidated sales of $199.7 million for the first quarter of 2009, compared with the year-earlier period, due to a stronger U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales decreased by 10.2% for the first quarter of 2009.
Gross Profit
The company recorded gross profit of $431.0 million in the first quarter, compared with $586.3 million in the year-earlier period. The gross profit margin for the first quarter of 2009 decreased by approximately 190 basis points, compared with the year-earlier period. This was primarily due to increased pricing pressure in the global components businesses, as well as a change in the mix in the company’s business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company’s other businesses. Additionally, the acquisition of LOGIX, which has lower gross profit margins as compared to the company’s other businesses contributed to a 10 basis point decline in consolidated gross profit.

Restructuring and Integration Charge
2009 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $24.0 million ($16.1 million net of related taxes or $.13 per share on both a basic and diluted basis) for the first quarter of 2009. Included in the restructuring and integration charge for the first quarter of 2009 are restructuring charges of $23.5 million related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $43.0 million per annum, with approximately $8.0 million realized in the first quarter of 2009. Also included in the restructuring and integration charge for the first quarter of 2009 is a restructuring charge of $.6 million and an integration credit of $.1 million related to adjustments to reserves previously established through restructuring and integration charges in prior periods.
2008 Restructuring and Integration Charge
The company recorded a restructuring and integration charge of $6.5 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) for the first quarter of 2008. Included in the restructuring and integration charge for 2008 is a restructuring charge of $5.4 million related to initiatives taken by the company during the first quarter of 2008 to make its organizational structure more efficient. Also included in the restructuring and integration charge for 2008 is a restructuring charge of $.6 million related to adjustments to reserves previously established through restructuring charges in prior periods, and an integration charge of $.5 million, primarily related to the ACI Electronics LLC and KeyLink acquisitions.
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
Operating Income
The company recorded operating income of $61.2 million in the first quarter of 2009, as compared with operating income of $144.1 million in the year-earlier period. Included in operating income for the first quarter of 2009 were the previously discussed restructuring and integration charges of $24.0 million. Included in operating income for the first quarter of 2008 was the previously discussed restructuring and integration charges of $6.5 million and a charge related to the preference claim from 2001 of $12.9 million.
Selling, general and administrative expenses decreased $76.4 million, or 18.8%, in the first quarter of 2009 on a sales decrease of 15.2% compared with the first quarter of 2008. The dollar decrease in selling, general and administrative expenses in the first quarter of 2009 compared with the year-earlier period, was due to the company’s efforts to reduce selling, general and administrative expenses in response to the decline in sales and the impact of foreign exchange rates. This was offset, in part, by selling, general and administrative expenses incurred by LOGIX which was acquired in June 2008. Selling, general and administrative expenses as a percentage of sales was 9.6% and 10.1% for the first quarters of 2009 and 2008, respectively.

Interest and Other Financing Expense
Net interest and other financing expense decreased by $2.0 million, or 8.1%, in the first quarter of 2009, compared with the year-earlier period, primarily due to lower interest rates on the company’s variable rate debt.
Income Taxes
The company recorded a provision for income taxes of $11.8 million (an effective tax rate of 30.6%) for the first quarter of 2009. The company’s provision for income taxes and effective tax rate for the first quarter of 2009 was impacted by the previously discussed restructuring and integration charge. Excluding the impact of the previously discussed restructuring and integration charge, the company’s effective tax rate for the first quarter of 2009 was 31.6%.
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
Net Income Attributable to Shareholders
The company recorded net income attributable to shareholders of $26.7 million in the first quarter of 2009, compared with net income attributable to shareholders of $85.9 million in the year-earlier period. Included in net income attributable to shareholders for the first quarter of 2009 were the previously discussed restructuring and integration charges of $16.1 million. Included in net income attributable to shareholders for the first quarter of 2008 was the previously discussed restructuring and integration charge of $4.2 million and a charge related to the preference claim from 2001 of $7.8 million. Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the first quarter of 2009 was primarily the result of the sales declines in the more profitable global components businesses in North America and Europe offset, in part, by a reduction in selling, general and administrative expenses due to the company’s efforts to reduce expenses in response to the decline in sales due to the worldwide economic recession.
Liquidity and Capital Resources
At April 4, 2009 and December 31, 2008, the company had cash and cash equivalents of $618.5 million and $451.3 million, respectively.
During the first quarter of 2009, the net amount of cash provided by the company’s operating activities was $230.7 million, the net amount of cash used for investing activities was $36.9 million, and the net amount of cash used for financing activities was $16.0 million. The effect of exchange rate changes on cash was a decrease of $10.5 million.
During the first quarter of 2008, the net amount of cash provided by the company’s operating activities was $40.7 million, the net amount of cash used for investing activities was $105.9 million, and the net amount of cash used for financing activities was $3.2 million. The effect of exchange rate changes on cash was an increase of $12.5 million.

Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 60.2% and 66.2% at April 4, 2009 and December 31, 2008, respectively.
The net amount of cash provided by the company’s operating activities during the first quarter of 2009 was $230.7 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.
The net amount of cash provided by the company’s operating activities during the first quarter of 2008 was $40.7 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable, offset, in part, by an increase in inventory and a decrease in accounts payable.
Working capital as a percentage of sales was 14.0% in the first quarter of 2009 compared with 16.1% in the first quarter of 2008.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first quarter of 2009 was $36.9 million, primarily reflecting $36.8 million for capital expenditures, which includes $26.1 million of capital expenditures related to the company’s global enterprise resource planning (“ERP”) initiative.
The net amount of cash used for investing activities during the first quarter of 2008 was $105.9 million, primarily reflecting $73.4 million of cash consideration paid for acquired businesses and $32.3 million for capital expenditures, which includes $21.0 million of capital expenditures related to the company’s ERP initiative.
During the first quarter of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, and ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications, for aggregate cash consideration of $64.7 million. In addition, the company made a payment of $8.7 million to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2009, the estimated cash flow impact of this initiative is expected to be in the $80 to $100 million range with the impact decreasing by approximately $50 million in 2010. The company expects to finance these costs with cash flows from operations.
Cash Flows from Financing Activities
The net amount of cash used for financing activities during the first quarter of 2009 was $16.0 million. The primary use of cash for financing activities during the first quarter of 2009 included an $11.2 million decrease in short-term borrowings, a $1.1 million decrease in long-term borrowings, a $2.1 million shortfall in tax benefits from stock-based compensation arrangements, and $2.1 million of repurchases of common stock. The primary source of cash from financing activities was $.6 million of proceeds from the exercise of stock options.
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

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at April 4, 2009). The facility fee related to the credit facility is .125%. The company also entered into a $200.0 million term loan with the same group of banks, which is repayable in full in January 2012. Interest on the term loan is calculated using a base rate or euro currency rate plus a spread based on the company’s credit ratings (.60% at April 4, 2009).
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at April 4, 2009). The facility fee is .125%.
The company had no outstanding borrowings under its revolving credit facility or asset securitization program at April 4, 2009 and December 31, 2008. The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 4, 2009. The company is not aware of any events that would cause non-compliance in the future.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Since December 31, 2008, there were no material changes to the contractual obligations of the company, outside of the ordinary course of the company’s business.
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
There were no significant changes during the first quarter of 2009 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company’s Annual Report on Form 10-K for the year ended December 31, 2008, except as follows:
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at April 4, 2009 and December 31, 2008 was $427.0 million and $315.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in decreased sales of $199.7 million and decreased operating income of $11.0 million for the first quarter of 2009, compared with the year-earlier period, based on 2008 sales and operating income at the average rate for 2009. Sales and operating income would decrease by $109.4 million and $1.0 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2009. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $7.0 million and $10.0 million at April 4, 2009 and December 31, 2008, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $27.5 million and $36.5 million at April 4, 2009 and December 31, 2008, respectively.
Interest Rate Risk
At April 4, 2009, approximately 61% of the company’s debt was subject to fixed rates, and 39% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact interest expense, net of interest income, in the first quarter of 2009. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (3.201% at both April 4, 2009 and December 31, 2008) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $1.1 million and $1.9 million at April 4, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.10% and 8.19% at April 4, 2009 and December 31, 2008, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 3.63% and 5.01% at April 4, 2009 and December 31, 2008, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $18.6 million and $21.4 million at April 4, 2009 and December 31, 2008, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s President and Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of April 4, 2009 (the “Evaluation”). Based upon the Evaluation, the Company’s President and Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
During the first quarter of 2009, the company completed the process of installing a new enterprise resource planning (“ERP”) system in a select operation in North America as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company’s procedures for control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company also conducts extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting, and the company did not experience any significant difficulties to date in connection with the implementation or operation of the new ERP system.
There were no other changes in the company’s internal control over financial reporting or in other factors that materially affect, or that are reasonably likely to materially affect, the company’s internal control over financial reporting during the period covered by this quarterly report.

PART II. OTHER INFORMATION
Item 1A. Risk Factors.
There were no material changes to the company’s risk factors as discussed in Item 1A – Risk Factors in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the share-repurchase activity for the quarter ended April 4, 2009:

			Total Number of
			Shares	Approximate Dollar
	Total		Purchased as	Value of Shares
	Number of	Average	Part of Publicly	that May Yet be
	Shares	Price Paid	Announced	Purchased Under
Month	Purchased	per Share	Program	the Program

January 1 through 31, 2009	-	-	-	-
February 1 through 28, 2009	55,147	$16.66	-	-
March 1 through April 4, 2009	65,017	17.76	-	-

Total	120,164		-

The purchases of Arrow common stock noted above reflect shares that were withheld from employees upon the vesting of restricted stock, as permitted by the plan, in order to satisfy the required tax withholding obligations. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.

Item 6. Exhibits.

Exhibit
Number	Exhibit

10(a)	Employment Agreement, dated as of March 2, 2009, by and between the company and William E. Mitchell.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: April 29, 2009	By:	/s/ Paul J. Reilly
Paul J. Reilly
Senior Vice President and Chief Financial Officer