Form 10-Q
period 2009-07-04
ARROW ELECTRONICS INC
filed 2009-07-29
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 4, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑      No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☑	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☑
There were 119,630,955 shares of Common Stock outstanding as of July 24, 2009.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008

Sales	$3,391,823	$4,347,477	$6,809,251	$8,375,968

Costs and expenses:
Cost of products sold	2,989,629	3,735,006	5,976,061	7,177,206
Selling, general and administrative expenses	315,028	421,839	644,142	827,351
Depreciation and amortization	16,716	17,478	33,343	34,695
Restructuring and integration charge	19,252	8,196	43,270	14,674
Preference claim from 2001	-	-	-	12,941

	3,340,625	4,182,519	6,696,816	8,066,867

Operating income	51,198	164,958	112,435	309,101
Equity in earnings of affiliated companies	1,027	932	1,350	3,286
Interest and other financing expense, net	17,082	24,129	40,117	49,201

Income before income taxes	35,143	141,761	73,668	263,186
Provision for income taxes	14,061	45,418	25,850	80,938

Consolidated net income	21,082	96,343	47,818	182,248
Noncontrolling interests	(15)	128	(20)	162

Net income attributable to shareholders	$21,097	$96,215	$47,838	$182,086

Net income per share:
Basic	$.18	$.79	$.40	$1.49

Diluted	$.18	$.79	$.40	$1.48

Average number of shares outstanding:
Basic	119,783	121,379	119,675	122,078
Diluted	120,317	122,157	120,042	122,996
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	July 4,	December 31,
	2009	2008 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$908,427	$451,272
Accounts receivable, net	2,536,391	3,087,290
Inventories	1,359,258	1,626,559
Prepaid expenses and other assets	193,709	180,647

Total current assets	4,997,785	5,345,768

Property, plant and equipment, at cost:
Land	25,021	25,127
Buildings and improvements	145,772	147,138
Machinery and equipment	757,523	698,156

	928,316	870,421
Less: Accumulated depreciation and amortization	(479,244)	(459,881)

Property, plant and equipment, net	449,072	410,540

Investments in affiliated companies	49,930	46,788
Cost in excess of net assets of companies acquired	901,998	905,848
Other assets	404,777	409,341

Total assets	$6,803,562	$7,118,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,185,400	$2,459,922
Accrued expenses	342,530	455,547
Short-term borrowings, including current portion of long-term debt	44,582	52,893

Total current liabilities	2,572,512	2,968,362

Long-term debt	1,216,439	1,223,985
Other liabilities	248,489	248,888

Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2009 and 2008
Issued - 125,286 and 125,048 shares in 2009 and 2008, respectively	125,286	125,048
Capital in excess of par value	1,041,066	1,035,302
Treasury stock (5,678 and 5,740 shares in 2009 and 2008, respectively), at cost	(186,307)	(190,273)
Retained earnings	1,618,843	1,571,005
Foreign currency translation adjustment	190,504	172,528
Other	(23,594)	(36,912)

Total shareholders’ equity	2,765,798	2,676,698
Noncontrolling interests	324	352

Total equity	2,766,122	2,677,050

Total liabilities and equity	$6,803,562	$7,118,285

(A)	-
Prior period amounts have been reclassified to conform to the current year presentation as a result of the adoption of Statement of Financial Accounting Standards No. 160. See Note A of the Notes to the Consolidated Financial Statements for additional information.

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 4,	June 30,
	2009	2008

Cash flows from operating activities:
Consolidated net income	$47,818	$182,248
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	33,343	34,695
Amortization of stock-based compensation	13,047	9,674
Amortization of deferred financing costs and discount on notes	1,110	1,142
Equity in earnings of affiliated companies	(1,350)	(3,286)
Deferred income taxes	17,667	(2,756)
Restructuring and integration charge	32,193	10,088
Preference claim from 2001	-	7,822
Excess tax benefits from stock-based compensation arrangements	2,157	(231)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	546,654	155,545
Inventories	263,663	(127,723)
Prepaid expenses and other assets	(8,773)	(14,201)
Accounts payable	(253,465)	(157,095)
Accrued expenses	(143,462)	59,227
Other	(13,613)	(13,341)

Net cash provided by operating activities	536,989	141,808

Cash flows from investing activities:
Acquisition of property, plant and equipment	(72,369)	(69,371)
Cash consideration paid for acquired businesses	-	(273,114)
Proceeds from sale of facilities	1,153	-
Other	(272)	(208)

Net cash used for investing activities	(71,488)	(342,693)

Cash flows from financing activities:
Change in short-term borrowings	(7,389)	8,284
Repayment of revolving credit facility borrowings	(29,400)	(1,424,650)
Proceeds from revolving credit facility borrowings	29,280	1,543,677
Proceeds from exercise of stock options	837	2,834
Excess tax benefits from stock-based compensation arrangements	(2,157)	231
Repurchases of common stock	(2,145)	(102,661)

Net cash provided by (used for) financing activities	(10,974)	27,715

Effect of exchange rate changes on cash	2,628	9,922

Net increase (decrease) in cash and cash equivalents	457,155	(163,248)

Cash and cash equivalents at beginning of period	451,272	447,731

Cash and cash equivalents at end of period	$908,427	$284,483

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
The company evaluated subsequent events through July 29, 2009, the issuance date of these consolidated financial statements.
These consolidated financial statements do not include all the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Form 10-Q for the quarterly period ended April 4, 2009, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in the company’s Annual Report on Form 10-K.
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
Quarter-end
During 2009, the company began operating on a revised quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter. The second quarter of 2009 includes the period from April 5, 2009 through July 4, 2009. There were 63 shipping days for the second quarter of 2009 and 64 shipping days for the second quarter of 2008. The first half of 2009 includes the period from January 1, 2009 through July 4, 2009. There were 128 shipping days for both the first half of 2009 and 2008.
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“Statement No. 166”). Statement No. 166, among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets. Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of the provisions of Statement No. 166 is not anticipated to impact the company’s consolidated financial position and results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)” (“Statement No. 167”). Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009. The company is currently evaluating the impact of adopting the provisions of Statement No. 167.
In June 2009, the FASB issued FASB Statement No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”), a replacement of FASB Statement No. 162” (“Statement No. 168”). Statement No. 168 establishes the Codification as the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the SEC. The Codification is a reorganization of current GAAP into a topical format that eliminates the current GAAP hierarchy and establishes instead two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that is not included in the Codification will become nonauthoritative. The FASB’s primary goal in developing the Codification is to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular accounting topic in one place. The Codification will be effective for interim and annual periods ending after September 15, 2009. As the Codification is not intended to change or alter existing GAAP, it is not anticipated to impact the company’s consolidated financial position and results of operations.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the LOGIX acquisition:

Accounts receivable, net	$119,599
Inventories	26,776
Prepaid expenses and other assets	6,058
Property, plant and equipment	5,234
Identifiable intangible assets	23,262
Cost in excess of net assets of companies acquired	174,269
Accounts payable	(90,660)
Accrued expenses	(6,878)
Debt (including short-term borrowings of $43,096)	(46,663)
Other liabilities	(8,707)

Cash consideration paid, net of cash acquired	$202,290

During the third quarter of 2008, the company completed its valuation of identifiable intangible assets. The company allocated $21,401 of the purchase price to intangible assets relating to customer relationships, with a useful life of 10 years, and $1,861 to other intangible assets (consisting of non-competition agreements and sales backlog), with useful lives ranging from one to two years.
The cost in excess of net assets of companies acquired related to the LOGIX acquisition is recorded in the company’s global ECS business segment. The intangible assets related to the LOGIX acquisition are not expected to be deductible for income tax purposes.
The following table summarizes the company’s unaudited consolidated results of operations for the second quarter and first six months of 2008, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1, 2008:

	Quarter Ended		Six Months Ended
	June 30, 2008		June 30, 2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,347,477	$4,423,234	$8,375,968	$8,582,982
Net income attributable to shareholders	96,215	92,011	182,086	174,123
Net income per share:
Basic	$.79	$.76	$1.49	$1.43
Diluted	$.79	$.75	$1.48	$1.42
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the LOGIX acquisition had occurred as of the beginning of 2008, or of those results that may be obtained in the future.
Other
Amortization expense related to identifiable intangible assets was $3,852 and $7,676 for the second quarter and first six months of 2009 and $3,749 and $7,555 for the second quarter and first six months of 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note D – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, is as follows:

	Global
	Components	Global ECS	Total

December 31, 2008	$453,478	$452,370	$905,848
Acquisition-related adjustments	601	(8,171)	(7,570)
Other (primarily foreign currency translation)	32	3,688	3,720

July 4, 2009	$454,111	$447,887	$901,998

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.
Note E – Investments in Affiliated Companies
The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively “Marubun/Arrow”) and a 50% interest in Altech Industries (Pty.) Ltd. (“Altech Industries”), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments:

	July 4,	December 31,
	2009	2008
Marubun/Arrow	$35,909	$34,881
Altech Industries	14,021	11,888
Other	-	19

	$49,930	$46,788

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008
Marubun/Arrow	$806	$987	$919	$2,765
Altech Industries	228	(36)	449	602
Other	(7)	(19)	(18)	(81)

	$1,027	$932	$1,350	$3,286

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At July 4, 2009, the company’s pro-rata share of this debt was approximately $2,400. The company believes there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note F – Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment under FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. The company had no outstanding borrowings under the asset securitization program at July 4, 2009 and December 31, 2008.
Accounts receivable, net, consists of the following:

	July 4,	December 31,
	2009	2008
Accounts receivable	$2,582,243	$3,140,076
Allowance for doubtful accounts	(45,852)	(52,786)

Accounts receivable, net	$2,536,391	$3,087,290

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note G – Debt
Long-term debt consists of the following:

	July 4,	December 31,
	2009	2008
9.15% senior notes, due 2010	$199,996	$199,994
Bank term loan, due 2012	200,000	200,000
6.875% senior notes, due 2013	349,728	349,694
6.875% senior debentures, due 2018	198,136	198,032
7.5% senior debentures, due 2027	197,540	197,470
Cross-currency swap, due 2010	35,027	36,467
Cross-currency swap, due 2011	10,049	9,985
Interest rate swaps designated as fair value hedges	16,503	21,394
Other obligations with various interest rates and due dates	9,460	10,949

	$1,216,439	$1,223,985

The 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be called at the option of the company subject to “make whole” clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The estimated fair market value is as follows:

	July 4,	December 31,
	2009	2008

9.15% senior notes, due 2010	$208,000	$206,000
6.875% senior notes, due 2013	364,000	329,000
6.875% senior debentures, due 2018	192,000	160,000
7.5% senior debentures, due 2027	176,000	152,000
The carrying amount of the company’s short-term borrowings, bank term loan, and other obligations approximate their fair value.
The company had no outstanding borrowings under its $800,000 revolving credit facility at July 4, 2009 and December 31, 2008.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 4, 2009. The company is currently not aware of any events that would cause non-compliance in the future.
Interest and other financing expense, net, includes interest income of $777 and $2,408 for the second quarter and first six months of 2009 and $1,239 and $2,250 for the second quarter and first six months of 2008, respectively.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents assets/(liabilities) measured at fair value on a recurring basis at July 4, 2009:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$42,345	$-	$-	$42,345
Interest rate swaps	-	15,392	-	15,392
Cross-currency swaps	-	(45,076)	-	(45,076)

	$42,345	$(29,684)	$-	$12,661

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Available-for-sale securities	$21,187	$-	$-	$21,187
Interest rate swaps	-	19,541	-	19,541
Cross-currency swaps	-	(46,452)	-	(46,452)

	$21,187	$(26,911)	$-	$(5,724)

Available-For-Sale Securities
The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% equity ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities is as follows:

	July 4, 2009		December 31, 2008
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	8,350	13,181	-	373

Fair value	$18,366	$23,979	$10,016	$11,171

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
The fair values of derivative instruments in the consolidated balance sheet as of July 4, 2009 are as follows:

	Asset/(Liability) Derivatives
	Balance Sheet
	Location	Fair Value

Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$16,503
Interest rate swaps designated as cash flow hedges	Accrued expenses	(1,111)
Cross-currency swaps designated as net investment hedges	Long-term debt	(45,076)
Foreign exchange contracts designated as cash flow hedges	Other assets	763
Foreign exchange contracts designated as cash flow hedges	Other liabilities	(946)

Total derivative instruments designated as hedging instruments		(29,867)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other assets	2,433
Foreign exchange contracts	Other liabilities	(2,390)

Total derivative instruments not designated as hedging instruments		43

Total		$(29,824)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Amount of Gain/(Loss) Recognized in
	Income on Derivatives
	Quarter Ended	Six Months Ended
	July 4, 2009	July 4, 2009

Fair value hedges:
Interest rate swaps (a)	$-	$-

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	(226)	(4,160)

Total	$(226)	$(4,160)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended July 4, 2009
			Ineffective
	Effective Portion		Portion
	Gain/(Loss)
	Recognized in
	Other	Gain/(Loss)	Gain/(Loss)
	Comprehensive	Reclassified into	Recognized in
	Income	Income	Income

Cash Flow Hedges:

Interest rate swaps (c)	$(1)	$-	$-
Foreign exchange contracts (d)	(1,086)	-	-

Total	$(1,087)	$-	$-

Net Investment Hedges:

Cross-currency swaps (c)	$(10,590)	$-	$1,768

Total	$(10,590)	$-	$1,768

	Six Months Ended July 4, 2009
			Ineffective
	Effective Portion		Portion
	Gain/(Loss)
	Recognized in
	Other	Gain/(Loss)	Gain/(Loss)
	Comprehensive	Reclassified into	Recognized in
	Income	Income	Income

Cash Flow Hedges:

Interest rate swaps (c)	$742	$-	$-
Foreign exchange contracts (d)	(2,445)	(49)	-

Total	$(1,703)	$(49)	$-

Net Investment Hedges:

Cross-currency swaps (c)	$1,376	$-	$1,684

Total	$1,376	$-	$1,684

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in “Cost of products sold” in the accompanying consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(d)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in “Cost of products sold” in the accompanying consolidated statements of operations.
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
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (1.883% and 3.201% at July 4, 2009 and December 31, 2008, respectively) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $1,111 and $1,853 at July 4, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300,000. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.10% and 8.19% at July 4, 2009 and December 31, 2008, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 2.98% and 5.01% at July 4, 2009 and December 31, 2008, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $16,503 and $21,394 at July 4, 2009 and December 31, 2008, respectively.
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
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”). The 2006 cross-currency swap effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. The 2006 cross-currency swap had a negative fair value of $10,049 and $9,985 at July 4, 2009 and December 31, 2008, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”). The 2005 cross-currency swap effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. The 2005 cross-currency swap had a negative fair value of $35,027 and $36,467 at July 4, 2009 and December 31, 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at July 4, 2009 and December 31, 2008 was $330,733 and $315,021, respectively.
Note I – Restructuring and Integration Charges
2009 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $19,252 ($16,124 net of related taxes or $.13 per share on both a basic and diluted basis) and $43,270 ($32,193 net of related taxes or $.27 per share on both a basic and diluted basis) for the second quarter and first six months of 2009, respectively.
Included in the restructuring and integration charges for the second quarter and first six months of 2009 are restructuring charges of $19,956 and $43,428, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $80,000 per annum, with approximately $12,000 and $20,000 realized in the second quarter and first six months of 2009, respectively. Also, included in the restructuring and integration charges for the second quarter and first six months of 2009 are restructuring charges of $368 and $1,002, respectively, and integration credits of $1,072 and $1,160, respectively, related to adjustments to reserves established through restructuring and integration charges in prior periods.
The following table presents the 2009 restructuring charge and activity in the restructuring accrual for the first six months of 2009:

	Personnel
	Costs	Facilities	Other	Total

Restructuring charge	$39,439	$3,676	$313	$43,428
Payments	(21,369)	(957)	(263)	(22,589)
Foreign currency translation	36	236	1	273

July 4, 2009	$18,106	$2,955	$51	$21,112

The restructuring charge of $43,428 for the first six months of 2009 primarily includes personnel costs of $39,439 related to the elimination of approximately 760 positions within the company’s global components business segment and approximately 235 positions within the company’s global ECS business segment related to the company’s continued focus on operational efficiency, and facilities costs of $3,676, related to exit activities for ten vacated facilities worldwide due to the company’s continued efforts to streamline its operations and reduce real estate costs.

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
Included in the restructuring and integration charges for the second quarter and first six months of 2008 are restructuring charges of $8,715 and $14,087, respectively, related to initiatives taken by the company to make its organizational structure more efficient. Also included in the total restructuring and integration charges for the second quarter and first six months of 2008 is a restructuring credit of $426 and a restructuring charge of $207, respectively, related to adjustments to reserves established through restructuring charges in prior periods and an integration credit of $93 and an integration charge of $380, respectively, primarily related to the ACI Electronics LLC and KeyLink Systems Group acquisitions.
The following table presents the activity in the restructuring accrual for the first six months of 2009 related to the 2008 restructuring:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$14,196	$4,719	$500	$19,415
Restructuring charge	914	142	-	1,056
Payments	(11,072)	(867)	(60)	(11,999)
Non-cash usage	-	-	(111)	(111)
Foreign currency translation	-	113	10	123

July 4, 2009	$4,038	$4,107	$339	$8,484

Restructuring Accrual Related to Actions Taken Prior to 2008
The following table presents the activity in the restructuring accrual for the first six months of 2009 related to restructuring actions taken prior to 2008:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$672	$5,238	$280	$6,190
Restructuring charge (credit)	-	216	(270)	(54)
Payments	(307)	(994)	-	(1,301)
Foreign currency translation	(1)	374	(10)	363

July 4, 2009	$364	$4,834	$-	$5,198

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Integration
The following table presents the activity in the integration accrual for the first six months of 2009:

	Personnel
	Costs	Facilities	Other	Total

December 31, 2008	$240	$834	$2,693	$3,767
Integration credit	(207)	-	(953)	(1,160)
Payments	(30)	(802)	(10)	(842)

July 4, 2009	$3	$32	$1,730	$1,765

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $36,559 at July 4, 2009, of which $36,169 is expected to be spent in cash, and are expected to be utilized as follows:
•	The accruals for personnel costs of $22,511 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $11,928 relate to vacated leased properties that have scheduled payments of $2,337 in 2009, $3,694 in 2010, $2,182 in 2011, $1,522 in 2012, $1,561 in 2013, and $632 thereafter.

•	Other accruals of $2,120 are expected to be utilized over several years.
Note J – Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 4, 2009	June 30, 2008	July 4, 2009	June 30, 2008

Net income attributable to shareholders	$21,097	$96,215	$47,838	$182,086

Weighted average shares outstanding – basic	119,783	121,379	119,675	122,078
Net effect of various dilutive stock-based compensation awards	534	778	367	918

Weighted average shares outstanding – diluted	120,317	122,157	120,042	122,996

Net income per share:
Basic	$.18	$.79	$.40	$1.49

Diluted (a)	$.18	$.79	$.40	$1.48

(a)
Stock-based compensation awards for the issuance of 4,854 and 4,748 shares for the second quarter and first six months of 2009 and 2,817 and 2,788 shares for the second quarter and first six months of 2008, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note K – Comprehensive Income
The components of comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	July 4, 2009	June 30, 2008	July 4, 2009	June 30, 2008

Consolidated net income	$21,082	$96,343	$47,818	$182,248
Foreign currency translation adjustments (a)	58,118	2,881	17,976	140,390
Other (b)	11,862	(2,166)	13,318	(5,327)

Comprehensive income	91,062	97,058	79,112	317,311
Comprehensive income (loss) attributable to noncontrolling interests	(25)	150	(28)	185

Comprehensive income attributable to shareholders	$91,087	$96,908	$79,140	$317,126

(a)
Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments were not tax effected as investments in international affiliates are deemed to be permanent.

(b)
Other includes unrealized gains or losses on securities, unrealized gains or losses on interest rate swaps designated as cash flow hedges, and other employee benefit plan items. Each of these items is net of related taxes.

Note L – Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Six Months Ended
	July 4, 2009	June 30, 2008	July 4, 2009	June 30, 2008

Components of net periodic benefit costs:
Service cost	$442	$647	$884	$1,291
Interest cost	2,244	2,151	4,488	4,302
Expected return on plan assets	(1,266)	(1,715)	(2,532)	(3,430)
Amortization of unrecognized net loss	876	455	1,752	909
Amortization of prior service cost	137	137	274	274
Amortization of transition obligation	103	103	206	206

Net periodic benefit costs	$2,536	$1,778	$5,072	$3,552

Note M – Contingencies
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
former global ECS customer that declared bankruptcy in 2001. The proceeding related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, in the first quarter of 2008, the company recorded a charge of $12,941 ($7,822 net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees. This claim was appealed and subsequently settled for $10,890, including legal fees, and the company recorded a credit of $2,051 ($1,246 net of related taxes or $.01 per share on both a basic and diluted basis) in the fourth quarter of 2008.
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
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $2,000 was spent to date. The company currently estimates additional investigative and related expenditures at the site of approximately $225 to $1,250, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.
At the Norco site, approximately $27,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area. Approximately $7,000 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite, will cost an additional $9,300 to $20,000.
The company currently estimates that the additional cost of project management and regulatory oversight will range from $500 to $750. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $750. Remaining Remedial Action Work Plan costs, including a final report and the design of remedial measures, are estimated to cost approximately $500.
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
During the second quarter of 2009, the company entered into binding settlement agreements resolving several of the lawsuits associated with the above-mentioned environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., the other claims of plaintiff Norco landowners and residents which were consolidated with it, and an action by Wyle Laboratories, Inc. for defense and indemnification in connection with the Austin and related cases). Arrow’s actions against E.ON AG, successor to VEBA, for the judicial enforcement of the various indemnification provisions; and Arrow’s claim against a number of insurers on policies relevant to the Wyle sites are ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Accordingly, the company increased the receivable for indemnified amounts due from E.ON AG by $7,287 during the first six months of 2009 to $40,906. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008
Sales:
Global components	$2,271,570	$2,958,201	$4,616,582	$5,880,444
Global ECS	1,120,253	1,389,276	2,192,669	2,495,524

Consolidated	$3,391,823	$4,347,477	$6,809,251	$8,375,968

Operating income (loss):
Global components	$57,993	$147,053	$134,091	$307,631
Global ECS	34,461	61,111	66,487	91,784
Corporate (a)	(41,256)	(43,206)	(88,143)	(90,314)

Consolidated	$51,198	$164,958	$112,435	$309,101

(a)
Includes restructuring and integration charges of $19,252 and $43,270 for the second quarter and first six months of 2009 and $8,196 and $14,674 for the second quarter and first six months of 2008, respectively. Also, includes a charge of $12,941 related to the preference claim from 2001 for the first six months of 2008.

Total assets, by segment, are as follows:

	July 4,	December 31,
	2009	2008

Global components	$4,069,395	$4,093,118
Global ECS	1,865,541	2,325,095
Corporate	868,626	700,072

Consolidated	$6,803,562	$7,118,285

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 4,	June 30,	July 4,	June 30,
	2009	2008	2009	2008

North America (b)	$1,623,677	$2,160,461	$3,197,824	$4,185,189
EMEASA	950,778	1,443,894	2,053,407	2,794,670
Asia/Pacific	817,368	743,122	1,558,020	1,396,109

Consolidated	$3,391,823	$4,347,477	$6,809,251	$8,375,968

(b)
Includes sales related to the United States of $1,468,604 and $2,892,269 for the second quarter and first six months of 2009 and $1,995,589 and $3,858,710 for the second quarter and first six months of 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Net property, plant and equipment, by geographic area, are as follows:

	July 4,	December 31,
	2009	2008

North America (c)	$367,541	$324,385
EMEASA	65,430	68,215
Asia/Pacific	16,101	17,940

Consolidated	$449,072	$410,540

(c)	Includes net property, plant and equipment related to the United States of $366,701 and $323,561 at July 4, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first six months of 2009, approximately 68% of the company’s sales were from the global components business segment, and approximately 32% of the company’s sales were from the global ECS business segment.
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
Consolidated sales for the second quarter of 2009 declined by 22.0%, compared with the year-earlier period, due to a 19.4% decrease in the global ECS business segment and a 23.2% decrease in the global components business segment. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, consolidated sales decreased by 23.3%.
Net income attributable to shareholders decreased to $21.1 million in the second quarter of 2009, compared with net income attributable to shareholders of $96.2 million in the year-earlier period. The following items impacted the comparability of the company’s results:
Second quarter of 2009 and 2008:
•	restructuring and integration charges of $19.3 million ($16.1 million net of related taxes) in 2009 and $8.2 million ($5.9 million net of related taxes) in 2008.
First six months of 2009 and 2008:
•	restructuring and integration charges of $43.3 million ($32.2 million net of related taxes) in 2009 and $14.7 million ($10.1 million net of related taxes) in 2008; and

•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008.
Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the second quarter of 2009 was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company’s efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.
Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months of forecast information.
Sales
Following is an analysis of net sales (in millions) by reportable segment:

	July 4,	June 30,
	2009	2008	$ Change	% Change
Second Quarter Ended:
Global components	$2,272	$2,958	$(686)	(23.2)%
Global ECS	1,120	1,389	(269)	(19.4)%

Consolidated	$3,392	$4,347	$(955)	(22.0)%

Six Months Ended:
Global components	$4,616	$5,880	$(1,264)	(21.5)%
Global ECS	2,193	2,496	(303)	(12.1)%

Consolidated	$6,809	$8,376	$(1,567)	(18.7)%

In the global components business segment, sales for the second quarter and first six months of 2009 decreased primarily due to weakness in North America and Europe as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by strength in the Asia Pacific region. Excluding the impact of foreign currency, the company’s global components business segment sales decreased by 17.7% and 15.9% for the second quarter and first six months of 2009, respectively.
In the global ECS business segment, the decrease in sales for the second quarter and first six months of 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements, offset, in part, by the LOGIX acquisition. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, the global ECS business segment sales for the second quarter and first six months of 2009 declined by 23.5% and 18.9%, respectively. Excluding the impact of foreign currency, the company’s global ECS business segment sales decreased by 16.3% and 9.2% for the second quarter and first six months of 2009, respectively.
The translation of the company’s international financial statements into U.S. dollars resulted in decreased consolidated sales of $205.4 million and $405.1 million for the second quarter and first six months of 2009, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales decreased by 17.3% and 13.9% for the second quarter and first six months of 2009, respectively.
Gross Profit
The company recorded gross profit of $402.2 million and $833.2 million in the second quarter and first six months of 2009, respectively, compared with $612.5 million and $1.20 billion in the year-earlier periods. The gross profit margin for the second quarter and first six months of 2009 decreased by approximately

220 and 210 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit was primarily due to increased competitive pricing pressure in both the company’s business segments, as well as a change in the mix in the company’s business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales. The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company’s other businesses.
Restructuring and Integration Charge
2009 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $19.3 million ($16.1 million net of related taxes or $.13 per share on both a basic and diluted basis) and $43.3 million ($32.2 million net of related taxes or $.27 per share on both a basic and diluted basis) for the second quarter and first six months of 2009, respectively.
Included in the restructuring and integration charges for the second quarter and first six months of 2009 are restructuring charges of $20.0 million and $43.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $80.0 million per annum, with approximately $12.0 million and $20.0 million realized in the second quarter and first six months of 2009, respectively. Also, included in the restructuring and integration charges for the second quarter and first six months of 2009 are restructuring charges of $.4 million and $1.0 million, respectively, and integration credits of $1.1 million and $1.2 million, respectively, related to adjustments to reserves established through restructuring and integration charges in prior periods.
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $8.2 million ($5.9 million net of related taxes or $.05 per share on both a basic and diluted basis) and $14.7 million ($10.1 million net of related taxes or $.08 per share on both a basic and diluted basis) for the second quarter and first six months of 2008, respectively.
Included in the restructuring and integration charges for the second quarter and first six months of 2008 are restructuring charges of $8.7 million and $14.1 million, respectively, related to initiatives taken by the company to make its organizational structure more efficient. Also included in the total restructuring and integration charges for the second quarter and first six months of 2008 is a restructuring credit of $.4 million and a restructuring charge of $.2 million, respectively, related to adjustments to reserves established through restructuring charges in prior periods and an integration credit of $.1 million and an integration charge of $.4 million, respectively, primarily related to the ACI Electronics LLC and KeyLink Systems Group acquisitions.
Preference Claim From 2001
In March 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems (“Bridge”), the estate of a former global ECS customer that declared bankruptcy in 2001. The proceeding related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000. The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge. Accordingly, during the first quarter of 2008, the company recorded a charge of $12.9 million ($7.8 million net of related taxes or $.06 per share on both a basic and diluted basis), in connection with the preference claim from 2001, including legal fees.

Operating Income
The company recorded operating income of $51.2 million and $112.4 million in the second quarter and first six months of 2009, respectively, as compared with operating income of $165.0 million and $309.1 million in the year-earlier periods. Included in operating income for the second quarter and first six months of 2009 were the previously discussed restructuring and integration charges of $19.3 million and $43.3 million, respectively. Included in operating income for the second quarter and first six months of 2008 were the previously discussed restructuring and integration charges of $8.2 million and $14.7 million, respectively, and a charge related to the preference claim from 2001 of $12.9 million for the first six months of 2008.
Selling, general and administrative expenses decreased $106.8 million, or 25.3%, in the second quarter of 2009 on a sales decrease of 22.0% compared with the second quarter of 2008, and $183.2 million, or 22.1%, for the first six months of 2009 on a sales decrease of 18.7% compared with the first six months of 2008. The dollar decrease in selling, general and administrative expenses was primarily due to the company’s efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales, as well as the impact of foreign exchange rates. This was offset, in part, by selling, general and administrative expenses incurred by LOGIX which was acquired in June 2008. Selling, general and administrative expenses as a percentage of sales were 9.3% and 9.7% for the second quarters of 2009 and 2008 and 9.5% and 9.9% for the first six months of 2009 and 2008, respectively.
Interest and Other Financing Expense
Net interest and other financing expense decreased by $7.0 million, or 29.2%, and $9.1 million, or 18.5% in the second quarter and first six months of 2009, respectively, primarily due to lower interest rates on the company’s variable rate debt and lower average debt outstanding, compared with the year-earlier periods.
Income Taxes
The company recorded a provision for income taxes of $14.1 million and $25.9 million (an effective tax rate of 40.0% and 35.1%) for the second quarter and first six months of 2009, respectively. The company’s provision for income taxes and effective tax rate for the second quarter and first six months of 2009 was impacted by the previously discussed restructuring and integration charges. Excluding the impact of the previously discussed restructuring and integration charges, the company’s effective tax rate for both the second quarter and first six months of 2009 was 31.6%.
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
Net Income Attributable to Shareholders
The company recorded net income attributable to shareholders of $21.1 million and $47.8 million in the second quarter and first six months of 2009, respectively, compared with net income attributable to shareholders of $96.2 million and $182.1 million in the year-earlier periods. Included in net income attributable to shareholders for the second quarter and first six months of 2009 were the previously discussed restructuring and integration charges of $16.1 million and $32.2 million, respectively. Included in net income attributable to shareholders for the second quarter and first six months of 2008 were the previously discussed restructuring and integration charges of $5.9 million and $10.1 million, respectively. Also included in net income for the first six months of 2008 was the previously discussed charge related to the preference claim from 2001 of $7.8 million. Excluding the above-mentioned items, the decrease in net income attributable to shareholders was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company’s efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.
Liquidity and Capital Resources
At July 4, 2009 and December 31, 2008, the company had cash and cash equivalents of $908.4 million and $451.3 million, respectively.
During the first six months of 2009, the net amount of cash provided by the company’s operating activities was $537.0 million, the net amount of cash used for investing activities was $71.5 million, and the net amount of cash used for financing activities was $11.0 million. The effect of exchange rate changes on cash was an increase of $2.6 million.
During the first six months of 2008, the net amount of cash provided by the company’s operating activities was $141.8 million, the net amount of cash used for investing activities was $342.7 million, and the net amount of cash provided by financing activities was $27.7 million. The effect of exchange rate changes on cash was an increase of $9.9 million.
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 57.3% and 66.2% at July 4, 2009 and December 31, 2008, respectively.
The net amount of cash provided by the company’s operating activities during the first six months of 2009 was $537.0 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.
The net amount of cash provided by the company’s operating activities during the first six months of 2008 was $141.8 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in accounts receivable and an increase in accrued expenses, offset, in part, by an increase in inventory and a decrease in accounts payable.
Working capital as a percentage of sales was 12.6% in the second quarter of 2009 compared with 15.5% in the second quarter of 2008.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first six months of 2009 was $71.5 million, primarily reflecting $72.4 million for capital expenditures, which includes $51.3 million of capital expenditures related to the company’s global enterprise resource planning (“ERP”) initiative, offset, in part, by proceeds from the sale of facilities of $1.2 million.
The net amount of cash used for investing activities during the first six months of 2008 was $342.7 million, primarily reflecting $273.1 million of cash consideration paid for acquired businesses and $69.4 million for capital expenditures, which includes $45.9 million of capital expenditures related to the company’s global ERP initiative.

During the first six months of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications, and LOGIX, a leading value-added distributor of mid-range servers, storage, and software, for aggregate cash consideration of $264.4 million. In addition, the company made a payment of $8.7 million to increase its ownership interest in Ultra Source Technology Corp. from 92.8% to 100%.
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
Cash Flows from Financing Activities
The net amount of cash used for financing activities during the first six months of 2009 was $11.0 million. The primary use of cash for financing activities during the first six months of 2009 included a $7.4 million decrease in short-term borrowings, a $2.2 million shortfall in tax benefits from stock-based compensation arrangements, and $2.1 million of repurchases of common stock. The primary source of cash from financing activities was $.8 million of proceeds from the exercise of stock options.
The net amount of cash provided by financing activities during the first six months of 2008 was $27.7 million. The primary source of cash from financing activities during the first six months of 2008 included $119.0 million of net borrowings of long-term debt (including net proceeds of $109.0 million under the revolving credit facility and $10.0 million under the asset securitization program), an $8.3 million increase in short-term borrowings, and $2.8 million of cash proceeds from the exercise of stock options. The primary use of cash during the first six months of 2008 was $102.7 million of repurchases of common stock.
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at July 4, 2009). The facility fee related to the credit facility is .125%.
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at July 4, 2009). The facility fee is .125%.
The company had no outstanding borrowings under its revolving credit facility or asset securitization program at July 4, 2009 and December 31, 2008. The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 4, 2009. The company is currently not aware of any events that would cause non-compliance in the future.
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
There were no significant changes during the first six months of 2009 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at July 4, 2009 and December 31, 2008 was $330.7 million and $315.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in decreased sales of $405.1 million and decreased operating income of $21.6 million for the first six months of 2009, compared with the year-earlier period, based on 2008 sales and operating income at the average rate for 2009. Sales and operating income would decrease by $203.6 million and $.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2009. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $10.0 million at both July 4, 2009 and December 31, 2008.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $35.0 million and $36.5 million at July 4, 2009 and December 31, 2008, respectively.
Interest Rate Risk
At July 4, 2009, approximately 60% of the company’s debt was subject to fixed rates, and 40% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact net interest and other financing expense in the second quarter of 2009. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into a series of interest rate swaps (the “2007 and 2008 swaps”) with a notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (1.883% and 3.201% at July 4, 2009 and December 31, 2008, respectively) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $1.1 million and $1.9 million at July 4, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into a series of interest rate swaps (the “2004 swaps”), with an aggregate notional amount of $300.0 million. The 2004 swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 6.10% and 8.19% at July 4, 2009 and December 31, 2008, respectively), and a portion of the fixed 6.875% senior notes to a floating rate also based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 2.98% and 5.01% at July 4, 2009 and December 31, 2008, respectively), through their maturities. The 2004 swaps are classified as fair value hedges and had a fair value of $16.5 million and $21.4 million at July 4, 2009 and December 31, 2008, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision and with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of July 4, 2009 (the “Evaluation”). Based upon the Evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the share-repurchase activity for the quarter ended July 4, 2009:

Approximate Dollar
			Total Number of	Value of Shares
			Shares Purchased as	that May Yet be
	Total Number of	Average Price Paid	Part of Publicly	Purchased Under the
Month	Shares Purchased	per Share	Announced Program	Program
April 5 through 30, 2009	-	-	-	-
May 1 through 31, 2009	3,124	$22.94	-	-
June 1 through July 4, 2009	-	-	-	-

Total	3,124		-

The purchases of Arrow common stock noted above reflect shares that were withheld from employees upon the vesting of restricted stock, as permitted by the plan, in order to satisfy the required tax withholding obligations. None of these purchases were made pursuant to a publicly announced repurchase plan and the Company does not currently have a stock repurchase plan in place.
Item 4. Submission of Matters to a Vote of Security Holders.
(a) The company’s Annual Meeting of Shareholders was held on May 1, 2009 (the “Annual Meeting”).
(b) The matters voted upon at the Annual Meeting and the results of the voting were as follows:
(i)	The following individuals were elected by the shareholders to serve as Directors:

Board Member	In Favor	Withheld
Daniel W. Duval	111,272,782	1,420,805
Gail E. Hamilton	112,107,351	586,236
John N. Hanson	111,300,722	1,392,865
Richard S. Hill	106,390,890	6,302,697
M. F. (Fran) Keeth	112,150,738	542,849
Roger King	111,672,782	1,020,805
Michael J. Long	111,539,036	1,154,551
William E. Mitchell	111,009,079	1,684,508
Stephen C. Patrick	63,899,446	48,794,141
Barry W. Perry	111,276,836	1,416,751
John C. Waddell	70,947,469	41,746,118

(ii)
The appointment of Ernst & Young LLP as the company’s independent registered public accounting firm was voted upon as follows: 111,981,030 shares in favor; 652,445 shares against; and 60,112 shares abstaining.

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

ARROW ELECTRONICS, INC.
Date: July 29, 2009	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer