Form 10-Q
period 2009-10-03
ARROW ELECTRONICS INC
filed 2009-10-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 3, 2009
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
There were 119,774,789 shares of Common Stock outstanding as of October 23, 2009.

ARROW ELECTRONICS, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements.
ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Sales	$3,671,865	$4,295,314	$10,481,116	$12,671,282

Costs and expenses:
Cost of products sold	3,250,804	3,731,459	9,226,865	10,908,665
Selling, general and administrative expenses	321,503	403,542	965,645	1,230,893
Depreciation and amortization	16,919	17,500	50,262	52,195
Restructuring and integration charge	37,583	11,037	80,853	25,711
Preference claim from 2001	-	-	-	12,941

	3,626,809	4,163,538	10,323,625	12,230,405

Operating income	45,056	131,776	157,491	440,877

Equity in earnings of affiliated companies	1,883	2,073	3,233	5,359

Loss on prepayment of debt	5,312	-	5,312	-

Interest and other financing expense, net	18,033	24,809	58,150	74,010

Income before income taxes	23,594	109,040	97,262	372,226

Provision for income taxes	11,018	32,863	36,868	113,801

Consolidated net income	12,576	76,177	60,394	258,425

Noncontrolling interests	(5)	107	(25)	269

Net income attributable to shareholders	$12,581	$76,070	$60,419	$258,156

Net income per share:
Basic	$.10	$.64	$.50	$2.13

Diluted	$.10	$.63	$.50	$2.11

Average number of shares outstanding:
Basic	119,888	119,541	119,745	121,226
Diluted	120,785	120,384	120,238	122,118
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	October 3,	December 31,
	2009	2008 (A)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,150,770	$451,272
Accounts receivable, net	2,707,968	3,087,290
Inventories	1,308,345	1,626,559
Prepaid expenses and other assets	180,805	180,647

Total current assets	5,347,888	5,345,768

Property, plant and equipment, at cost:
Land	25,276	25,127
Buildings and improvements	147,773	147,138
Machinery and equipment	781,131	698,156

	954,180	870,421
Less: Accumulated depreciation and amortization	(492,867)	(459,881)

Property, plant and equipment, net	461,313	410,540

Investments in affiliated companies	51,290	46,788
Cost in excess of net assets of companies acquired	908,894	905,848
Other assets	405,990	409,341

Total assets	$7,175,375	$7,118,285

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,298,893	$2,459,922
Accrued expenses	362,327	455,547
Short-term borrowings, including current portion of long-term debt	141,417	52,893

Total current liabilities	2,802,637	2,968,362

Long-term debt	1,278,007	1,223,985
Other liabilities	248,053	248,888

Equity:
Shareholders’ equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2009 and 2008
Issued - 125,287 and 125,048 shares in 2009 and 2008, respectively	125,287	125,048
Capital in excess of par value	1,044,504	1,035,302
Treasury stock (5,516 and 5,740 shares in 2009 and 2008, respectively), at cost	(181,041)	(190,273)
Retained earnings	1,631,424	1,571,005
Foreign currency translation adjustment	245,437	172,528
Other	(19,248)	(36,912)

Total shareholders’ equity	2,846,363	2,676,698
Noncontrolling interests	315	352

Total equity	2,846,678	2,677,050

Total liabilities and equity	$7,175,375	$7,118,285

(A)	-	Prior period amounts were reclassified to conform to the current year presentation as a result of the adoption of the Accounting Standards Codification Topic 810-10-65. See Note A of the Notes to the Consolidated Financial Statements for additional information.
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 3,	September 30,
	2009	2008
Cash flows from operating activities:
Consolidated net income	$60,394	$258,425
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	50,262	52,195
Amortization of stock-based compensation	19,219	13,017
Amortization of deferred financing costs and discount on notes	1,681	1,616
Equity in earnings of affiliated companies	(3,233)	(5,359)
Deferred income taxes	21,933	11,251
Restructuring and integration charge	61,268	17,723
Preference claim from 2001	-	7,822
Loss on prepayment of debt	3,228	-
Excess tax benefits from stock-based compensation arrangements	1,741	(228)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	413,790	332,617
Inventories	331,098	(40,092)
Prepaid expenses and other assets	3,118	(6,976)
Accounts payable	(157,827)	(313,281)
Accrued expenses	(158,527)	51,560
Other	1,174	(36,255)

Net cash provided by operating activities	649,319	344,035

Cash flows from investing activities:
Acquisition of property, plant and equipment	(99,022)	(112,519)
Cash consideration paid for acquired businesses	-	(319,865)
Proceeds from sale of facilities	1,153	-
Other	(272)	(380)

Net cash used for investing activities	(98,141)	(432,764)

Cash flows from financing activities:
Change in short-term borrowings	(32,009)	(10,512)
Repayment of revolving credit facility borrowings	(29,400)	(2,988,950)
Proceeds from revolving credit facility borrowings	29,400	2,988,649
Repurchase of senior notes	(135,658)	-
Net proceeds from note offering	297,430	-
Proceeds from exercise of stock options	3,069	4,371
Excess tax benefits from stock-based compensation arrangements	(1,741)	228
Repurchases of common stock	(2,323)	(115,763)

Net cash provided by (used for) financing activities	128,768	(121,977)

Effect of exchange rate changes on cash	19,552	6,412

Net increase (decrease) in cash and cash equivalents	699,498	(204,294)

Cash and cash equivalents at beginning of period	451,272	447,731

Cash and cash equivalents at end of period	$1,150,770	$243,437

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note A – Basis of Presentation
The accompanying consolidated financial statements of Arrow Electronics, Inc. (the “company” or “Arrow”) were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented. The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.
The company evaluated subsequent events through October 28, 2009, the issuance date of these consolidated financial statements.
These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company’s Form 10-Q for the quarterly periods ended July 4, 2009 and April 4, 2009, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2008, as filed in the company’s Annual Report on Form 10-K.
Accounting Standards Codification
During the third quarter of 2009, the company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2009-01, “Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). The Codification became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission (“SEC”). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative. All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place. Accordingly, the adoption had no impact on the company’s consolidated financial position and results of operations. All prior references to previous GAAP in the company’s consolidated financial statements were updated for the new references under the Codification.
Noncontrolling Interests
Effective January 1, 2009, the company adopted the FASB Accounting Standards Codification (“ASC”) Topic 810-10-65. ASC Topic 810-10-65 requires that noncontrolling interests be reported as a component of shareholders’ equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent’s ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations. ASC Topic 810-10-65 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the provisions of ASC Topic 810-10-65 did not materially impact the company’s consolidated financial position and results of operations. Prior period amounts were reclassified to conform to the current period presentation.
Quarter-end
During 2009, the company began operating on a revised quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter. The third quarter of 2009 includes the period from July 5, 2009 through October 3, 2009. There were 65 shipping days for both the third quarter of 2009 and 2008. The first nine months of 2009 includes the period from January 1, 2009 through October 3, 2009. There were 193 shipping days for both the first nine months of 2009 and 2008.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Reclassification
Certain prior period amounts were reclassified to conform to the current period presentation.
Note B – Impact of Recently Issued Accounting Standards
In October 2009, the FASB issued ASU No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU No. 2009-13”). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.
In October 2009, the FASB issued ASU No. 2009-14, “Certain Revenue Arrangements That Include Software Elements” (“ASU No. 2009-14”). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Early adoption and retrospective application are also permitted. The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.
In June 2009, the FASB issued FASB Statement No. 166, “Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140” (“Statement No. 166”). Statement No. 166, among other things, eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets. Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009. The adoption of the provisions of Statement No. 166 is not anticipated to impact the company’s consolidated financial position and results of operations. Statement No. 166 has not yet been included in the Codification.
In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. (“FIN”) 46(R)” (“Statement No. 167”). Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity (“VIE”), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE. Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009. The company is currently evaluating the impact of adopting the provisions of Statement No. 167. Statement No. 167 has not yet been included in the Codification.
Note C – Acquisitions
Effective January 1, 2009, the company began accounting for business combinations under ASC Topic 805 which requires, among other things, the acquiring entity in a business combination to recognize the fair value of all the assets acquired and liabilities assumed; the recognition of acquisition-related costs in

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
the consolidated results of operations; the recognition of restructuring costs in the consolidated results of operations for which the acquirer becomes obligated after the acquisition date; and contingent purchase consideration to be recognized at their fair values on the acquisition date with subsequent adjustments recognized in the consolidated results of operations. The accounting prescribed by ASC Topic 805 is applicable for all business combinations entered into after January 1, 2009.
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205,937, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs. In addition, $46,663 in debt was assumed. The acquisition was accounted for as a purchase transaction and, accordingly, the results of operations of LOGIX were included in the company’s consolidated results from the date of acquisition within the company’s global enterprise computing solutions (“ECS”) business segment.
The following table summarizes the company’s unaudited consolidated results of operations for the first nine months of 2008, as well as the unaudited pro forma consolidated results of operations of the company, as though the LOGIX acquisition occurred on January 1, 2008:

	Nine Months Ended
	September 30, 2008
	As Reported	Pro Forma
Sales	$12,671,282	$12,878,296
Net income attributable to shareholders	258,156	250,193
Net income per share:
Basic	$2.13	$2.06
Diluted	$2.11	$2.05
The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the LOGIX acquisition had occurred as of the beginning of 2008, or of those results that may be obtained in the future.
Other
Amortization expense related to identifiable intangible assets was $3,855 and $11,531 for the third quarter and first nine months of 2009 and $3,897 and $11,452 for the third quarter and first nine months of 2008, respectively.
Note D – Cost in Excess of Net Assets of Companies Acquired
Cost in excess of net assets of companies acquired, allocated to the company’s business segments, is as follows:

	Global
	Components	Global ECS	Total
December 31, 2008	$453,478	$452,370	$905,848
Acquisition-related adjustments	601	(8,171)	(7,570)
Other (primarily foreign currency translation)	268	10,348	10,616

October 3, 2009	$454,347	$454,547	$908,894

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
The following table presents the company’s investment in Marubun/Arrow, the company’s investment and long-term note receivable in Altech Industries, and the company’s other equity investments:

	October 3,	December 31,
	2009	2008
Marubun/Arrow	$36,589	$34,881
Altech Industries	14,701	11,888
Other	-	19

	$51,290	$46,788

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Marubun/Arrow	$1,529	$1,710	$2,448	$4,475
Altech Industries	354	384	803	986
Other	-	(21)	(18)	(102)

	$1,883	$2,073	$3,233	$5,359

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At October 3, 2009, the company’s pro-rata share of this debt was approximately $6,050. The company believes that there is sufficient equity in the joint ventures to meet their obligations.
Note F – Accounts Receivable
The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company’s consolidated balance sheet. The company had no outstanding borrowings under the asset securitization program at October 3, 2009 and December 31, 2008.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Accounts receivable, net, consists of the following:

	October 3,	December 31,
	2009	2008
Accounts receivable	$2,756,343	$3,140,076
Allowance for doubtful accounts	(48,375)	(52,786)

Accounts receivable, net	$2,707,968	$3,087,290

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.
Note G - Debt
Short-term borrowings, including current portion of long-term debt, consist of the following:

	October 3,	December 31,
	2009	2008
9.15% senior notes, due 2010	$69,544	$-
Cross-currency swap, due 2010	45,280	-
Interest rate swaps designated as fair value hedges	2,409	-
Short-term borrowings in various countries	24,184	52,893

	$141,417	$52,893

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rates on these borrowings at October 3, 2009 and December 31, 2008 were 4.5% and 3.6%, respectively.
Long-term debt consists of the following:

	October 3,	December 31,
	2009	2008
9.15% senior notes, due 2010	$-	$199,994
Bank term loan, due 2012	200,000	200,000
6.875% senior notes, due 2013	349,745	349,694
6.875% senior debentures, due 2018	198,189	198,032
6.00% notes, due 2020	299,907	-
7.5% senior debentures, due 2027	197,575	197,470
Cross-currency swap, due 2010	-	36,467
Cross-currency swap, due 2011	14,434	9,985
Interest rate swaps designated as fair value hedges	8,862	21,394
Other obligations with various interest rates and due dates	9,295	10,949

	$1,278,007	$1,223,985

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The 7.5% senior debentures are not redeemable prior to their maturity. The 9.15% senior notes, 6.875% senior notes, and 6.875% senior debentures may be called at the option of the company subject to “make whole” clauses.
The estimated fair market value is as follows:

	October 3,	December 31,
	2009	2008
9.15% senior notes, due 2010	$73,000	$206,000
6.875% senior notes, due 2013	389,000	329,000
6.875% senior debentures, due 2018	210,000	160,000
6.00% notes, due 2020	300,000	-
7.5% senior debentures, due 2027	210,000	152,000
The carrying amount of the company’s short-term borrowings, bank term loan, and other obligations approximate their fair value.
The company had no outstanding borrowings under its $800,000 revolving credit facility at October 3, 2009 and December 31, 2008.
In September 2009, the company repurchased $130,455 principal amount of its 9.15% senior notes due 2010. The related loss on the repurchase for the third quarter and first nine months of 2009, including the related premium paid and write-off of the related deferred financing costs, offset by the gain for terminating a portion of the related interest rate swaps aggregated $5,312 ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.
In September 2009, the company completed the sale of $300,000 principal amount of 6.00% notes due in 2020. The net proceeds of the offering of $297,430 were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.
The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 3, 2009. The company is currently not aware of any events that would cause non-compliance with any covenants in the future.
Interest and other financing expense, net, includes interest income of $278 and $2,686 for the third quarter and first nine months of 2009 and $1,109 and $3,359 for the third quarter and first nine months of 2008, respectively.
Note H - Financial Instruments Measured at Fair Value
Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The company utilizes a fair value hierarchy, which maximizes the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The fair value hierarchy has three levels of inputs that may be used to measure fair value:

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.
The following table presents assets/(liabilities) measured at fair value on a recurring basis at October 3, 2009:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$46,279	$-	$-	$46,279
Interest rate swaps	-	10,797	-	10,797
Cross-currency swaps	-	(59,714)	-	(59,714)

	$46,279	$(48,917)	$-	$(2,638)

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$21,187	$-	$-	$21,187
Interest rate swaps	-	19,541	-	19,541
Cross-currency swaps	-	(46,452)	-	(46,452)

	$21,187	$(26,911)	$-	$(5,724)

Available-For-Sale Securities
The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. (“WPG”) and an 8.4% equity ownership interest in Marubun Corporation (“Marubun”), which are accounted for as available-for-sale securities.
The fair value of the company’s available-for-sale securities is as follows:

	October 3, 2009		December 31, 2008
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	3,139	22,326	-	373

Fair value	$13,155	$33,124	$10,016	$11,171

The fair value of these investments are included in “Other assets” in the accompanying consolidated balance sheets, and the related unrealized holding gains or losses are included in “Other” in the shareholders’ equity section in the accompanying consolidated balance sheets.
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The fair values of derivative instruments in the consolidated balance sheet as of October 3, 2009 are as follows:

	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Prepaid expenses	$2,409
Interest rate swaps designated as fair value hedges	Other assets	8,862
Interest rate swaps designated as cash flow hedges	Accrued expenses	(474)
Cross-currency swaps designated as net investment hedges	Short-term borrowings	(45,280)
Cross-currency swaps designated as net investment hedges	Long-term debt	(14,434)
Foreign exchange contracts designated as cash flow hedges	Other assets	818
Foreign exchange contracts designated as cash flow hedges	Other liabilities	(173)

Total derivative instruments designated as hedging instruments		(48,272)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other assets	1,890
Foreign exchange contracts	Other liabilities	(1,927)

Total derivative instruments not designated as hedging instruments		(37)

Total		$(48,309)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Amount of Gain/(Loss) Recognized in
	Income on Derivatives
	Quarter Ended	Nine Months Ended
	October 3, 2009	October 3, 2009
Fair value hedges:

Interest rate swaps (a)	$4,097	$4,097

Total	$4,097	$4,097

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(4,540)	$(8,700)

Total	$(4,540)	$(8,700)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended October 3, 2009
			Ineffective
	Effective Portion		Portion
	Gain/(Loss)
	Recognized in
	Other	Gain/(Loss)	Gain/(Loss)
	Comprehensive	Reclassified	Recognized in
	Income	into Income	Income
Cash Flow Hedges:

Interest rate swaps (c)	$637	$-	$-
Foreign exchange contracts (d)	772	56	-

Total	$1,409	$56	$-

Net Investment Hedges:

Cross-currency swaps (c)	$(14,638)	$-	$382

Total	$(14,638)	$-	$382

	Nine Months Ended October 3, 2009
			Ineffective
	Effective Portion		Portion
	Gain/(Loss)
	Recognized in
	Other	Gain/(Loss)	Gain/(Loss)
	Comprehensive	Reclassified	Recognized in
	Income	into Income	Income
Cash Flow Hedges:

Interest rate swaps (c)	$1,379	$-	$-
Foreign exchange contracts (d)	(1,673)	7	-

Total	$(294)	$7	$-

Net Investment Hedges:

Cross-currency swaps (c)	$(13,262)	$-	$2,066

Total	$(13,262)	$-	$2,066

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in “Loss on prepayment of debt” in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in “Cost of products sold” in the accompanying consolidated statements of operations.

(c)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations.

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
In December 2007 and January 2008, the company entered into interest rate swaps (the “2007 and 2008 swaps”) with an aggregate notional amount of $100,000. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (1.883% and 3.201% at October 3, 2009 and December 31, 2008, respectively) on a portion of its $200,000 term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $474 and $1,853 at October 3, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200,000. The swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.94% and 8.19% at October 3, 2009 and December 31, 2008, respectively), through its maturity. In September 2009, the company terminated $130,455 aggregate notional amount of the interest rate swaps upon the repayment of a portion of the 9.15% senior notes. The swaps are classified as fair value hedges and had a fair value of $2,409 and $9,385 at October 3, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $100,000. The swaps modify the company’s interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 2.98% and 5.01% at October 3, 2009 and December 31, 2008, respectively), through its maturity. The swaps are classified as fair value hedges and had a fair value of $8,862 and $12,009 at October 3, 2009 and December 31, 2008, respectively.
Cross-Currency Swaps
The company enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets. The company’s cross-currency swaps are derivatives designated as net investment hedges. The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in “Foreign currency translation adjustment” included in the accompanying consolidated balance sheets and any ineffective portion is recorded in “Interest and other financing expense, net” in the accompanying consolidated statements of operations. As the notional amounts of the company’s cross-currency swaps are expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the “2006 cross-currency swap”). The 2006 cross-currency swap effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros. The 2006 cross-currency swap had a negative fair value of $14,434 and $9,985 at October 3, 2009 and December 31, 2008, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the “2005 cross-currency swap”). The 2005 cross-currency swap effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros. The 2005 cross-currency swap had a negative fair value of $45,280 and $36,467 at October 3, 2009 and December 31, 2008, respectively.
Foreign Exchange Contracts
The company enters into foreign exchange forward, option, or swap contracts (collectively, the “foreign exchange contracts”) to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties. The company minimizes this risk by limiting its counterparties to major financial institutions. The fair value of the foreign exchange contracts is estimated using market quotes. The notional amount of the foreign exchange contracts at October 3, 2009 and December 31, 2008 was $296,290 and $315,021, respectively.
Other
The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.
Note I - Restructuring and Integration Charges
2009 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $37,583 ($29,075 net of related taxes or $.24 per share on both a basic and diluted basis) and $80,853 ($61,268 net of related taxes or $.51 per share on both a basic and diluted basis) for the third quarter and first nine months of 2009, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2009 are restructuring charges of $35,333 and $78,761, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $127,000 per annum, with approximately $25,000 and $45,000 realized in the third quarter and first nine months of 2009, respectively. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2009 are restructuring charges of $2,316 and $3,318, respectively, and integration credits of $66 and $1,226, respectively, related to adjustments to reserves established through restructuring and integration charges in prior periods.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
The following table presents the 2009 restructuring charge and activity in the restructuring accrual for the first nine months of 2009:

	Personnel
	Costs	Facilities	Other	Total
Restructuring charge	$70,560	$7,665	$536	$78,761
Payments	(40,110)	(1,595)	(404)	(42,109)
Foreign currency translation	(8)	20	(2)	10

October 3, 2009	$30,442	$6,090	$130	$36,662

The restructuring charge of $78,761 for the first nine months of 2009 primarily includes personnel costs of $70,560 related to the elimination of approximately 1,305 positions within the global components business segment and approximately 260 positions within the global ECS business segment related to the company’s continued focus on operational efficiency, and facilities costs of $7,665, related to exit activities for 26 vacated facilities worldwide due to the company’s continued efforts to streamline its operations and reduce real estate costs.
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $11,037 ($7,635 net of related taxes or $.06 per share on both a basic and diluted basis) and $25,711 ($17,723 net of related taxes or $.15 per share on both a basic and diluted basis) for the third quarter and first nine months of 2008, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring charges of $11,433 and $25,520, respectively, related to initiatives taken by the company to improve operating efficiencies. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring credits of $348 and $141, respectively, related to adjustments to reserves established through restructuring charges in prior periods and an integration credit of $48 and an integration charge of $332, respectively, primarily related to the ACI Electronics LLC and KeyLink Systems Group acquisitions.
The following table presents the activity in the restructuring accrual for the first nine months of 2009 related to the 2008 restructuring:

			Asset
	Personnel		Write-
	Costs	Facilities	Downs	Other	Total
December 31, 2008	$14,196	$4,719	$-	$500	$19,415
Restructuring charge	1,107	142	2,112	-	3,361
Payments	(12,519)	(1,023)	-	(60)	(13,602)
Non-cash usage	-	-	(2,112)	(101)	(2,213)
Foreign currency translation	(76)	104	-	12	40

October 3, 2009	$2,708	$3,942	$-	$351	$7,001

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Restructuring Accrual Related to Actions Taken Prior to 2008
The following table presents the activity in the restructuring accrual for the first nine months of 2009 related to restructuring actions taken prior to 2008:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2008	$672	$5,238	$280	$6,190
Restructuring charge (credit)	-	227	(270)	(43)
Payments	(392)	(1,472)	-	(1,864)
Foreign currency translation	2	337	(10)	329

October 3, 2009	$282	$4,330	$-	$4,612

Integration
The following table presents the activity in the integration accrual for the first nine months of 2009:

	Personnel
	Costs	Facilities	Other	Total
December 31, 2008	$240	$834	$2,693	$3,767
Integration credit	(210)	-	(1,016)	(1,226)
Payments	(30)	(834)	(10)	(874)

October 3, 2009	$-	$-	$1,667	$1,667

Restructuring and Integration Summary
In summary, the restructuring and integration accruals aggregate $49,942 at October 3, 2009, of which $49,461 is expected to be spent in cash, and are expected to be utilized as follows:
•	The accruals for personnel costs of $33,432 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities totaling $14,362 relate to vacated leased properties that have scheduled payments of $1,744 in 2009, $5,264 in 2010, $2,816 in 2011, $2,004 in 2012, $1,885 in 2013, and $649 thereafter.

•	Other accruals of $2,148 are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Note J - Net Income per Share
The following table sets forth the calculation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Net income attributable to shareholders	$12,581	$76,070	$60,419	$258,156

Weighted average shares outstanding - basic	119,888	119,541	119,745	121,226
Net effect of various dilutive stock-based compensation awards	897	843	493	892

Weighted average shares outstanding - diluted	120,785	120,384	120,238	122,118

Net income per share:
Basic	$.10	$.64	$.50	$2.13

Diluted (a)	$.10	$.63	$.50	$2.11

(a)	Stock-based compensation awards for the issuance of 3,339 and 3,915 shares for the third quarter and first nine months of 2009, respectively, and 2,664 shares for the both the third quarter and first nine months of 2008 were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.
Note K - Comprehensive Income (Loss)
The components of comprehensive income (loss) are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Consolidated net income	$12,576	$76,177	$60,394	$258,425
Foreign currency translation adjustments (a)	54,933	(148,198)	72,909	(7,808)
Other (b)	4,346	(7,283)	17,664	(12,610)

Comprehensive income (loss)	71,855	(79,304)	150,967	238,007
Comprehensive income (loss) attributable to noncontrolling interests	(9)	86	(37)	271

Comprehensive income (loss) attributable to shareholders	$71,864	$(79,390)	$151,004	$237,736

(a)	Except for unrealized gains or losses resulting from the company’s cross-currency swaps, foreign currency translation adjustments were not tax effected as investments in international affiliates are deemed to be permanent.

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
Note L - Employee Benefit Plans
The company maintains supplemental executive retirement plans and a defined benefit plan. The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Nine Months Ended
	October 3, 2009	September 30, 2008	October 3, 2009	September 30, 2008
Components of net periodic benefit costs:
Service cost	$442	$647	$1,326	$1,938
Interest cost	2,244	2,151	6,732	6,453
Expected return on plan assets	(1,266)	(1,715)	(3,798)	(5,145)
Amortization of unrecognized net loss	876	455	2,628	1,364
Amortization of prior service cost	137	137	411	411
Amortization of transition obligation	103	103	309	309

Net periodic benefit costs	$2,536	$1,778	$7,608	$5,330

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
Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $2,000 was spent to date. The company currently estimates additional investigative and

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
related expenditures at the site of approximately $400 to $1,000, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.
At the Norco site, approximately $28,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.
Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area. Approximately $7,000 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite and remaining Remedial Action Work Plan costs, will cost an additional $9,800 to $20,400.
The company currently estimates that the additional cost of project management and regulatory oversight on the Norco site will range from $500 to $750. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $750.
Despite the amount of work undertaken and planned to date, the complete scope of work in connection with the Norco site is not yet known, and, accordingly, the associated costs not yet determined.
In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany. The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the related litigation and other costs associated with the Norco site. That action was stayed pending the resolution of jurisdictional issues in the U.S. courts, and is now proceeding. In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000. The company is in the process of preparing a response to the counterclaim. The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously. The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company’s consolidated financial position, liquidity, or results of operations.
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
The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable. Accordingly, the company increased the receivable for indemnified amounts due from E.ON AG by $9,206 during the first nine months of 2009 to $42,825. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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
Note N - Segment and Geographic Information
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
Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
Sales:
Global components	$2,541,339	$2,988,950	$7,157,921	$8,869,394
Global ECS	1,130,526	1,306,364	3,323,195	3,801,888

Consolidated	$3,671,865	$4,295,314	$10,481,116	$12,671,282

Operating income (loss):
Global components	$81,507	$138,389	$215,598	$446,020
Global ECS	32,359	39,653	98,846	131,437
Corporate (a)	(68,810)	(46,266)	(156,953)	(136,580)

Consolidated	$45,056	$131,776	$157,491	$440,877

(a)	Includes restructuring and integration charges of $37,583 and $80,853 for the third quarter and first nine months of 2009 and $11,037 and $25,711 for the third quarter and first nine months of 2008, respectively. Also, includes a charge of $12,941 related to the preference claim from 2001 for the first nine months of 2008.
Total assets, by segment, are as follows:

	October 3,	December 31,
	2009	2008
Global components	$4,268,701	$4,093,118
Global ECS	1,885,825	2,325,095
Corporate	1,020,849	700,072

Consolidated	$7,175,375	$7,118,285

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)
Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 3,	September 30,	October 3,	September 30,
	2009	2008	2009	2008
North America (b)	$1,751,399	$2,042,779	$4,949,223	$6,227,968
EMEASA	981,433	1,344,198	3,034,840	4,138,868
Asia/Pacific	939,033	908,337	2,497,053	2,304,446

Consolidated	$3,671,865	$4,295,314	$10,481,116	$12,671,282

(b)	Includes sales related to the United States of $1,583,852 and $4,476,121 for the third quarter and first nine months of 2009 and $1,888,458 and $5,747,168 for the third quarter and first nine months of 2008, respectively.
Net property, plant and equipment, by geographic area, are as follows:

	October 3,	December 31,
	2009	2008
North America (c)	$379,341	$324,385
EMEASA	65,602	68,215
Asia/Pacific	16,370	17,940

Consolidated	$461,313	$410,540

(c)	Includes net property, plant and equipment related to the United States of $378,496 and $323,561 at October 3, 2009 and December 31, 2008, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Overview
Arrow Electronics, Inc. (the “company”) is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronics components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments. The company distributes electronic components to original equipment manufacturers (“OEMs”) and contract manufacturers (“CMs”) through its global components business segment and provides enterprise computing solutions to value-added resellers (“VARs”) through its global enterprise computing solutions (“ECS”) business segment. For the first nine months of 2009, approximately 68% of the company’s sales were from the global components business segment, and approximately 32% of the company’s sales were from the global ECS business segment.
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
On June 2, 2008, the company acquired LOGIX S.A. (“LOGIX”), a subsidiary of Groupe OPEN for a purchase price of $205.9 million, which included $15.5 million of debt paid at closing, cash acquired of $3.6 million, and acquisition costs. In addition, $46.7 million in debt was assumed. Results of operations of LOGIX were included in the company’s consolidated results from the date of acquisition within the company’s global ECS business segment.
Consolidated sales for the third quarter of 2009 declined by 14.5%, compared with the year-earlier period, due to a 15.0% decrease in the global components business segment and a 13.5% decrease in the global ECS business segment.
Net income attributable to shareholders decreased to $12.6 million in the third quarter of 2009, compared with net income attributable to shareholders of $76.1 million in the year-earlier period. The following items impacted the comparability of the company’s results:
Third quarter of 2009 and 2008:
•	restructuring and integration charges of $37.6 million ($29.1 million net of related taxes) in 2009 and $11.0 million ($7.6 million net of related taxes) in 2008; and

•	a loss on the prepayment of debt of $5.3 million ($3.2 million net of related taxes) in 2009.
First nine months of 2009 and 2008:
•	restructuring and integration charges of $80.9 million ($61.3 million net of related taxes) in 2009 and $25.7 million ($17.7 million net of related taxes) in 2008;

•	a charge related to the preference claim from 2001 of $12.9 million ($7.8 million net of related taxes) in 2008; and

•	a loss on the prepayment of debt of $5.3 million ($3.2 million net of related taxes) in 2009.

Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the third quarter of 2009 was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.
Substantially all of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company’s business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.
Sales
Following is an analysis of net sales (in millions) by reportable segment:

	October 3,	September 30,
	2009	2008	% Change
Third Quarter Ended:
Global components	$2,541	$2,989	(15.0)%
Global ECS	1,131	1,306	(13.5)%

Consolidated	$3,672	$4,295	(14.5)%

Nine Months Ended:
Global components	$7,158	$8,869	(19.3)%
Global ECS	3,323	3,802	(12.6)%

Consolidated	$10,481	$12,671	(17.3)%

In the global components business segment, sales for the third quarter and first nine months of 2009 decreased primarily due to weakness in North America and Europe as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements. The decrease in sales for the third quarter and first nine months of 2009 was offset, in part, by strength in the Asia Pacific region. Excluding the impact of foreign currency, the company’s global components business segment sales decreased by 12.7% and 14.8% for the third quarter and first nine months of 2009, respectively.
In the global ECS business segment, the decrease in sales for the third quarter and first nine months of 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company’s international financial statements. The decrease in sales for the first nine months of 2009 was offset, in part, by the LOGIX acquisition. On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, the global ECS business segment sales for the first nine months of 2009 declined by 17.1%. Excluding the impact of foreign currency, the company’s global ECS business segment sales decreased by 12.5% and 10.3% for the third quarter and first nine months of 2009, respectively.
The translation of the company’s international financial statements into U.S. dollars resulted in decreased consolidated sales of $81.4 million and $486.5 million for the third quarter and first nine months of 2009, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar. Excluding the impact of foreign currency, the company’s consolidated sales decreased by 12.6% and 13.4% for the third quarter and first nine months of 2009, respectively.
Gross Profit
The company recorded gross profit of $421.1 million and $1.25 billion in the third quarter and first nine months of 2009, respectively, compared with $563.9 million and $1.76 billion in the year-earlier periods. The gross profit margin for the third quarter and first nine months of 2009 decreased by approximately 170 and 190 basis points, respectively, compared with the year-earlier periods. The decrease in gross profit was primarily due to increased competitive pricing pressure in both the company’s business segments, as well as a change in the mix in the company’s business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales. The competitive pricing pressure experienced by the company during the third quarter of 2009 has lessened relative to the first half of 2009. The profit margins of products in the global ECS business segment are typically lower than the profit margins in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe. The financial impact of the lower gross profit was offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company’s other businesses.
Restructuring and Integration Charge
2009 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $37.6 million ($29.1 million net of related taxes or $.24 per share on both a basic and diluted basis) and $80.9 million ($61.3 million net of related taxes or $.51 per share on both a basic and diluted basis) for the third quarter and first nine months of 2009, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2009 are restructuring charges of $35.3 million and $78.8 million, respectively, related to initiatives taken by the company to improve operating efficiencies. These actions are expected to reduce costs by approximately $127.0 million per annum, with approximately $25.0 million and $45.0 million realized in the third quarter and first nine months of 2009, respectively. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2009 are restructuring charges of $2.3 million and $3.3 million, respectively, and integration credits of $.1 million and $1.2 million, respectively, related to adjustments to reserves established through restructuring and integration charges in prior periods.
2008 Restructuring and Integration Charge
The company recorded restructuring and integration charges of $11.0 million ($7.6 million net of related taxes or $.06 per share on both a basic and diluted basis) and $25.7 million ($17.7 million net of related taxes or $.15 per share on both a basic and diluted basis) for the third quarter and first nine months of 2008, respectively.
Included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring charges of $11.4 million and $25.5 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also, included in the restructuring and integration charges for the third quarter and first nine months of 2008 are restructuring credits of $.3 million and $.1 million, respectively, related to adjustments to reserves established through restructuring charges in prior periods. Additionally, the first nine months of 2008 includes an integration charge of $.3 million, primarily related to the ACI Electronics LLC and KeyLink Systems Group acquisitions.
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

Operating Income
The company recorded operating income of $45.1 million and $157.5 million in the third quarter and first nine months of 2009, respectively, as compared with operating income of $131.8 million and $440.9 million in the year-earlier periods. Included in operating income for the third quarter and first nine months of 2009 were the previously discussed restructuring and integration charges of $37.6 million and $80.9 million, respectively. Included in operating income for the third quarter and first nine months of 2008 were the previously discussed restructuring and integration charges of $11.0 million and $25.7 million, respectively, and a charge related to the preference claim from 2001 of $12.9 million for the first nine months of 2008.
Selling, general and administrative expenses decreased $82.0 million, or 20.3%, in the third quarter of 2009 on a sales decrease of 14.5% compared with the third quarter of 2008, and $265.2 million, or 21.5%, for the first nine months of 2009 on a sales decrease of 17.3% compared with the first nine months of 2008. The dollar decrease in selling, general and administrative expenses was primarily due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales, as well as the impact of foreign exchange rates. For the first nine months of 2009, this decrease was offset, in part, by selling, general and administrative expenses incurred by LOGIX which was acquired in June 2008. Selling, general and administrative expenses as a percentage of sales were 8.8% and 9.4% for the third quarters of 2009 and 2008 and 9.2% and 9.7% for the first nine months of 2009 and 2008, respectively.
Loss on Prepayment of Debt
The company recorded a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) for both the third quarter and first nine months of 2009, related to the repurchase of $130.5 million principal amount of its 9.15% senior notes due 2010. The loss on prepayment of debt includes the related premium paid and write-off of the related deferred financing costs, offset by the gain for terminating a portion of the related interest rate swaps.
Interest and Other Financing Expense
Net interest and other financing expense decreased by $6.8 million, or 27.3%, and $15.9 million, or 21.4% in the third quarter and first nine months of 2009, respectively, primarily due to lower interest rates on the company’s variable rate debt and lower average debt outstanding, compared with the year-earlier periods.
Income Taxes
The company recorded a provision for income taxes of $11.0 million and $36.9 million (an effective tax rate of 46.7% and 37.9%) for the third quarter and first nine months of 2009, respectively. The company’s provision for income taxes and effective tax rate for the third quarter and first nine months of 2009 was impacted by the previously discussed restructuring and integration charges and loss on prepayment of debt. The higher effective tax rate was primarily due to valuation allowances recorded in certain international tax jurisdictions where the income tax benefits related to restructuring and integration charges may not be realized. Excluding the impact of the previously discussed restructuring and integration charges and loss on prepayment of debt, the company’s effective tax rate for the third quarter and first nine months of 2009 was 32.5% and 31.9%, respectively.
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
Net Income Attributable to Shareholders
The company recorded net income attributable to shareholders of $12.6 million and $60.4 million in the third quarter and first nine months of 2009, respectively, compared with net income attributable to shareholders of $76.1 million and $258.2 million in the year-earlier periods. Included in net income attributable to shareholders for the third quarter and first nine months of 2009 were the previously discussed restructuring and integration charges of $29.1 million and $61.3 million, respectively. Also included in net income attributable to shareholders for both the third quarter and first nine months of 2009 was the previously discussed loss on prepayment of debt of $3.2 million. Included in net income for both the third quarter and first nine months of 2008 were the previously discussed restructuring and integration charges of $7.6 million and $17.7 million, respectively. Also included in net income for the first nine months of 2008 was the previously discussed charge related to the preference claim from 2001 of $7.8 million. Excluding the above-mentioned items, the decrease in net income attributable to shareholders was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.
Liquidity and Capital Resources
At October 3, 2009 and December 31, 2008, the company had cash and cash equivalents of $1.15 billion and $451.3 million, respectively.
During the first nine months of 2009, the net amount of cash provided by the company’s operating activities was $649.3 million, the net amount of cash used for investing activities was $98.1 million, and the net amount of cash provided by financing activities was $128.8 million. The effect of exchange rate changes on cash was an increase of $19.6 million.
During the first nine months of 2008, the net amount of cash provided by the company’s operating activities was $344.0 million, the net amount of cash used for investing activities was $432.8 million, and the net amount of cash used for financing activities was $122.0 million. The effect of exchange rate changes on cash was an increase of $6.4 million.
Cash Flows from Operating Activities
The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 56.0% and 66.2% at October 3, 2009 and December 31, 2008, respectively.
The net amount of cash provided by the company’s operating activities during the first nine months of 2009 was $649.3 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.
The net amount of cash provided by the company’s operating activities during the first nine months of 2008 was $344.0 million primarily due to earnings from operations, adjusted for non-cash items, a reduction in accounts receivable, and an increase in accrued expenses, offset, in part, by an increase in inventory and a decrease in accounts payable.

Working capital as a percentage of sales was 11.7% in the third quarter of 2009 compared with 14.6% in the third quarter of 2008.
Cash Flows from Investing Activities
The net amount of cash used for investing activities during the first nine months of 2009 was $98.1 million, primarily reflecting $99.0 million for capital expenditures, which includes $68.3 million of capital expenditures related to the company’s global enterprise resource planning (“ERP”) initiative. This was offset, in part, by proceeds from the sale of facilities of $1.2 million.
The net amount of cash used for investing activities during the first nine months of 2008 was $432.8 million, primarily reflecting $319.9 million of cash consideration paid for acquired businesses and $112.5 million for capital expenditures, which includes $72.9 million of capital expenditures related to the company’s global ERP initiative.
During the first nine months of 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a franchise components distribution business in India, ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications, LOGIX, a leading value-added distributor of mid-range servers, storage, and software, and Achieva Ltd., a value-added distributor of semiconductors and electro-mechanical devices, for aggregate cash consideration of $306.3 million. In addition, the company made payments of $13.6 million to increase its ownership interest in majority-owned subsidiaries.
During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2009, the estimated cash flow impact of this initiative is expected to be in the $80 to $100 million range. The company expects to finance these costs with cash flows from operations.
Cash Flows from Financing Activities
The net amount of cash provided by financing activities during the first nine months of 2009 was $128.8 million. The primary sources of cash from financing activities were $297.4 million of net proceeds from a note offering and $3.1 million of proceeds from the exercise of stock options. The primary use of cash for financing activities during the first nine months of 2009 included $135.7 million of repurchases of senior notes, a $32.0 million decrease in short-term borrowings, $2.3 million of repurchases of common stock, and a $1.7 million shortfall in tax benefits from stock-based compensation arrangements.
In September 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due 2010. The related loss on the repurchase for the third quarter and first nine months of 2009, including the related premium paid and write-off of the related deferred financing costs, offset by the gain for terminating a portion of the related interest rate swaps aggregated $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.
In September 2009, the company completed the sale of $300.0 million principal amount of 6.00% notes due in 2020. The net proceeds of the offering of $297.4 million were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.
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
The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company’s credit ratings (.425% at October 3, 2009). The facility fee related to the credit facility is .125%.
The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company’s credit ratings (.225% at October 3, 2009). The facility fee is .125%.
The company had no outstanding borrowings under its revolving credit facility or asset securitization program at October 3, 2009 and December 31, 2008. The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company’s ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 3, 2009. The company is currently not aware of any events that would cause non-compliance with any covenants in the future.
Contractual Obligations
The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company’s Annual Report on Form 10-K for the year ended December 31, 2008. Since December 31, 2008, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:
•	In September 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due 2010 and the company completed the sale of $300.0 million principal amount of 6.00% notes due in 2020. See Note G of the Notes to Consolidated Financial Statements for a full description of these transactions.
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
There were no significant changes during the first nine months of 2009 to the items disclosed as Critical Accounting Policies and Estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the company’s Annual Report on Form 10-K for the year ended December 31, 2008.

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
Foreign Currency Exchange Rate Risk
The notional amount of the foreign exchange contracts at October 3, 2009 and December 31, 2008 was $296.3 million and $315.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes. The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company’s international financial statements into U.S. dollars. This resulted in decreased sales of $486.5 million and decreased operating income of $22.4 million for the first nine months of 2009, compared with the year-earlier period, based on 2008 sales and operating income at the average rate for 2009. Sales would decrease by $301.2 million and operating income would increase by $1.0 million if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2009. This amount was determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company’s international operations.
In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the “2006 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2006 cross-currency swap had a negative fair value of $14.4 million and $10.0 million at October 3, 2009 and December 31, 2008, respectively.
In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the “2005 cross-currency swap”) to hedge a portion of its net investment in euro-denominated net assets. The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros. As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected. The 2005 cross-currency swap had a negative fair value of $45.3 million and $36.5 million at October 3, 2009 and December 31, 2008, respectively.
Interest Rate Risk
At October 3, 2009, approximately 74% of the company’s debt was subject to fixed rates, and 26% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact net interest and other financing expense in the third quarter of 2009. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.
In December 2007 and January 2008, the company entered into interest rate swaps (the “2007 and 2008 swaps”) with an aggregate notional amount of $100.0 million. The 2007 and 2008 swaps modify the company’s interest rate exposure by effectively converting the variable rate (1.883% and 3.201% at October 3, 2009 and December 31, 2008, respectively) on a portion of its $200.0 million term loan to a fixed rate of 4.457% per annum through December 2009. The 2007 and 2008 swaps are classified as cash flow hedges and had a negative fair value of $.5 million and $1.9 million at October 3, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200.0 million. The swaps modify the company’s interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.94% and 8.19% at October 3, 2009 and December 31, 2008, respectively), through its maturity. In September 2009, the company terminated $130.5 million aggregate notional amount of the interest rate swaps upon the repayment of a portion of the 9.15% senior notes. The swaps are classified as fair value hedges and had a fair value of $2.4 million and $9.4 million at October 3, 2009 and December 31, 2008, respectively.
In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $100.0 million. The swaps modify the company’s interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 2.98% and 5.01% at October 3, 2009 and December 31, 2008, respectively), through its maturity. The swaps are classified as fair value hedges and had a fair value of $8.9 million and $12.0 million at October 3, 2009 and December 31, 2008, respectively.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 3, 2009 (the “Evaluation”). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.
Changes in Internal Control over Financial Reporting
During the third quarter of 2009, the company completed the process of installing a new enterprise resource planning (“ERP”) system in a select operation in North America as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company also conducts extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting, and the company did not experience any significant difficulties to date in connection with this implementation.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The following table shows the share-repurchase activity for the quarter ended October 3, 2009:

				Approximate
			Total Number	Dollar Value of
			of Shares	Shares that
	Total		Purchased as	May Yet be
	Number of	Average	Part of Publicly	Purchased
	Shares	Price Paid	Announced	Under the
Month	Purchased	per Share	Program	Program
July 5 through 31, 2009	2,367	$20.63	-	-
August 1 through 31, 2009	4,692	19.86	-	-
September 1 through October 3, 2009	1,260	28.27	-	-

Total	8,319		-

The purchases of Arrow common stock noted above reflect shares that were withheld from employees for restricted stock, as permitted by the plan, in order to satisfy the required tax withholding obligations. None of these purchases were made pursuant to a publicly announced repurchase plan and the company currently does not have a stock repurchase plan in place.

Item 6. Exhibits.

Exhibit
Number	Exhibit
10(a)	Arrow Electronics Saving Pan, as amended and restated on September 9, 2009.

10(b)	Wyle Electronics Retirement Pan, as amended and restated on September 9, 2009.

10(c)	Arrow Electronics Stock Ownership Pan, as amended and restated on September 9, 2009.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.
Date: October 28, 2009	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer