Form 10-K
period 2009-12-31
ARROW ELECTRONICS INC
filed 2010-02-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
                                    Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
                                    Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                    Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
                                    Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).                                      Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,474,561,676.

There were 119,834,138 shares of Common Stock outstanding as of January 29, 2010.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 4, 2010, is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I

Item 1.   Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company believes it is a leader in the electronics distribution industry in operating systems, employee productivity, value-added programs, and total quality assurance.  Arrow, which was incorporated in New York in 1946, serves over 900 suppliers and over 125,000 original equipment manufacturers ("OEMs"), contract manufacturers ("CMs"), and commercial customers.

Serving its industrial and commercial customers as a supply chain partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, design services, programming and assembly services, inventory management, and a variety of online supply chain tools.

Arrow's diverse worldwide customer base consists of OEMs, CMs, and other commercial customers. Customers include manufacturers of consumer and industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aerospace and defense, scientific and medical devices, and computer and office products.  Customers also include value-added resellers ("VARs") of enterprise computing solutions.

The company maintains over 200 sales facilities and 22 distribution and value-added centers in 51 countries and territories, serving over 70 countries and territories. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce their time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness.

The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2009, approximately 66% of the company's sales were from the global components business segment, and approximately 34% of the company's sales were from the global ECS business segment.  The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to Consolidated Financial Statements.

Operating efficiency and working capital management remain a key focus of the company's business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital.  To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies.  To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.

Global Components

The company's global components business segment, one of the largest distributors of electronic components and related services in the world, covers the world's largest electronics markets – North America, EMEASA (Europe, Middle East, Africa, and South America), and the Asia Pacific region.

North America includes sales and marketing organizations in the United States, Canada, and Mexico. Over the past two years, the global components business segment completed the following strategic acquisitions to increase the company's presence in the growing aerospace and defense markets:

•
In February 2008, acquired all the assets and operations of ACI Electronics LLC ("ACI"), a distributor of electronic components used in defense and aerospace applications.  This acquisition further bolstered the company's leading position in the North American defense and aerospace market and expanded the company's leading market share in many technology segments including discrete semiconductors used in military applications.

•
In December 2009, acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets. This acquisition will expand the company's product offering in specialty wire and cable and provide a variety of cross-selling opportunities with the company's existing business as well as other emerging markets.

In the EMEASA region, Arrow operates in Argentina, Austria, Belgium, Brazil, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, the Netherlands, Norway, Poland, Romania, the Russian Federation, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom.

In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam. Over the past three years, the global components business segment completed the following strategic acquisitions to broaden its product offerings and expand its geographic reach in the Asia Pacific region:

•	In June 2007, acquired the component distribution business of Adilam Pty. Ltd. ("Adilam"), a leading electronic components distributor in Australia and New Zealand.

•	In November 2007, acquired Universe Electron Corporation ("UEC"), a distributor of semiconductor and multimedia products in Japan.

•	In February 2008, acquired the components distribution business of Hynetic Electronics and Shreyanics Electronics ("Hynetic") in India.

•
In July 2008, acquired the components distribution business of Achieva Ltd. ("Achieva"), a value-added distributor of semiconductors and electromechanical devices based in Singapore.  Achieva is in eight countries within the Asia Pacific region and is focused on creating value for its partners through technical support and demand creation activities.

•
In December 2008, acquired Excel Tech, Inc. ("Excel Tech"), the sole Broadcom distributor in Korea, and Eteq Components Pte Ltd ("Eteq Components"), a Broadcom-based components distribution business in the ASEAN region and China.

Within the global components business segment, approximately 70% of the company's sales consist of semiconductor products and related services, approximately 18% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors, and approximately 12% consist of computing, memory, and other products.  Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.

Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations.  As a marketing, stocking, technical support, and financial intermediary, the distributor relieves manufacturers of a portion of the costs, financial risk, and personnel associated with these functions (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities.  At the same time, the distributor offers to a broad range of customers the convenience of accessing, from a single source, multiple products from multiple suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry is fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

Global ECS

The company's global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America, Europe, the Middle East and Africa.  Over the past several years, the company has transformed its enterprise computing solutions business into a stronger organization with broader global reach, increased market share in the fast-growing product segments of software and storage, and a more robust customer and supplier base.  Execution on the company's strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for various suppliers including IBM, Sun Microsystems, and Hewlett-Packard and a leading distributor of enterprise storage and security and virtualization software.  The global ECS geographic footprint has expanded from two countries (the United States and Canada) in 2005, to 26 countries around the world, including Austria, Belgium, Canada, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Israel, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Serbia, Slovakia, Slovenia, Sweden, Switzerland, the United Kingdom, and the United States.  Over the past three years, the global ECS business segment completed the following acquisitions:

•
In March 2007, acquired substantially all of the assets and operations of the KeyLink Systems Group business ("KeyLink") from Agilysys, Inc.  The acquisition of KeyLink, a leading value-added distributor of enterprise servers, storage and software in the United States and Canada, brought considerable scale, cross-selling opportunities and mid-market reseller focus to the company's global ECS business segment.  The company's global ECS business segment also entered into a long-term procurement agreement with Agilysys.

•	In September 2007, acquired Centia Group Limited and AKS Group AB ("Centia/AKS"), specialty distributors of access infrastructure, security and virtualization software solutions in Europe.

•
In June 2008, acquired LOGIX S.A. ("LOGIX"), a subsidiary of Groupe OPEN.  LOGIX is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 countries.  This acquisition established the global ECS business segment’s presence in the Middle East and Africa, increased its scale throughout Europe, and strengthened existing relationships with key suppliers.

Within the global ECS business segment, approximately 26% of the company's sales consist of proprietary servers, 9% consist of industry standard servers, 30% consist of software, 29% consist of storage, and 6% consist of services.

Information technology ("IT") demands for today’s businesses are evolving.  As IT needs become more complex, corporate information officers are increasingly seeking products bundled into solutions that support business communication, operations, processes, and transactions in a competitive manner.

Global ECS provides VARs with many value-added services, including but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS Solutions Centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions.  Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly-technical mid-market and enterprise solutions in a cost-competitive manner.  VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers.  They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-users.  The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market and increasing the importance of global ECS' value-added services.

Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency.  For suppliers, global ECS is the aggregation point to over 18,000 VARs.

In better serving the needs of both suppliers and VARs, the company’s focus is to evolve toward a "channel management" model that moves Arrow from being an extension of suppliers’ sales and marketing organizations to being the outsourced provider that fully manages their channel.  This model benefits suppliers and VARs alike.  Market development activities maximize Arrow’s full line card, demand and lead generation services and vertical enablement programs to help suppliers reach more resellers and thus more end-users.  Channel development services support the business needs of resellers with training and education, business development, financing and engineering to help them grow.  Services such as financial programs, on-site and remote professional services, supplier services and managed services help resellers capture more revenue beyond technology sales.

Customers and Suppliers

The company and its affiliates serve over 125,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs.  No single customer accounted for more than 4% of the company's 2009 consolidated sales.

The products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone or email from the company's selling locations.  The company also employs sales teams that focus on small and emerging customers where sales representatives regularly call on customers by telephone or email from centralized selling locations, and inbound sales agents serve customers that call into the company.

Each of the company's North American selling locations and primary distribution centers in the global components business segment are electronically linked to the company's central computer system, which provides fully integrated, online, real-time data with respect to nationwide inventory levels and facilitates control of purchasing, shipping, and billing.  The company's international operations in the global components business segment utilize similar online, real-time computer systems, with access to the company's Worldwide Stock Check System.  This system provides global access to real-time inventory data.

The company sells the products of over 900 suppliers.  Sales of products and services from IBM accounted for approximately 12% of the company's consolidated sales in 2009.  No other single supplier accounted for more than 10% of the company's consolidated sales in 2009.  The company believes that many of the products it sells are available from other sources at competitive prices.  However, certain parts of the company’s business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs.  Most of the company's purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.

Distribution Agreements

It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers' price reductions.  Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection.  Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers' list prices.  As of December 31, 2009, this type of arrangement covered approximately 68% of the company's consolidated inventories.  In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory.  As of December 31, 2009, this type of repurchase arrangement covered approximately 71% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 11,300 employees worldwide as of December 31, 2009.

Available Information

The company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, proxy statements, and other documents with the U.S. Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934.  A copy of any document the company files with the SEC is available for review at the SEC's public reference room, 100 F Street, N.E., Washington, D.C. 20549.  The SEC is reachable at 1-800-SEC-0330 for further information on the public reference room.  The company's SEC filings are also available to the public on the SEC's Web site at http://www.sec.gov and through the New York Stock Exchange ("NYSE"), 20 Broad Street, New York, New York 10005, on which the company's common stock is listed.

You may obtain a copy of any of the company's filings with the SEC, or any of the agreements or other documents that constitute exhibits to those filings, by request directed to the company at the following address and telephone number:

Arrow Electronics, Inc.
50 Marcus Drive
Melville, New York 11747-4210
(631) 847-2000
Attention: Corporate Secretary

The company also makes these filings available, free of charge, through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the SEC.  The company does not intend this internet address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K.

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 3, 2010:

Name	Age	Position

Michael J. Long	51	Chairman, President, and Chief Executive Officer
Peter S. Brown	59	Senior Vice President, General Counsel, and Secretary
Andrew S. Bryant	54	President, Arrow Global Enterprise Computing Solutions
Peter T. Kong	59	President, Arrow Global Components
John P. McMahon	57	Senior Vice President, Human Resources
Paul J. Reilly	53	Executive Vice President, Finance and Operations, and Chief Financial Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long was appointed Chairman of the Board of Directors in December 2009 and Chief Executive Officer of the company in May 2009.  He was appointed a Director and President of the company in February 2008.  Prior thereto he served as Chief Operating Officer of the company from February 2008 to May 2009 and Senior Vice President of the company from January 2006 to February 2008.  He also served as Vice President of the company for more than five years.  He served as President, Arrow Global Components from September 2006 to February 2008; served as President, North America and Asia/Pacific Components from January 2006 until September 2006; President, North America from May 2005 to December 2005; and President and Chief Operating Officer of Arrow Enterprise Computing Solutions from July 1999 to April 2005.

Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.

Andrew S. Bryant was appointed President of Arrow Global Enterprise Computing Solutions in April 2008.  Prior to joining Arrow he served as Chief Operating Officer for Jennings, Strouss & Salmon, P.L.C. from September 2007 to April 2008; under contract as a consultant to Avnet, Inc. from June 2006 to September 2007, and President of Logistics at Avnet, Inc. from July 2004 to June 2006.

Peter T. Kong was appointed President of Arrow Global Components in May 2009.  Prior thereto he served as President of Arrow Asia/Pacific from March 2006 to May 2009.  Prior to joining Arrow in March 2006, he served as President of the Asia Pacific Operations for Lear Corporation since 1998.

John P. McMahon was appointed Senior Vice President, Human Resources of the company in March 2007.  Prior to joining Arrow, he served as Senior Vice President and Chief Human Resource Officer of UMass Memorial Health Care System from August 2005 to March 2007 and Senior Vice President of Global Human Resources at Fisher Scientific from June 2004 to June 2005.

Paul J. Reilly was appointed Executive Vice President of Finance and Operations in May 2009.  Prior thereto he served as Senior Vice President of the company from May 2005 to May 2009 and Vice President of the company for more than five years.  He has been Chief Financial Officer of the company for more than five years.

Item 1A.  Risk Factors.

Described below and throughout this report are certain risks that the company’s management believes are applicable to the company’s business and the industry in which it operates.  If any of the described events occur, the company’s business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected.  When stated below that a risk may have a material adverse effect on the company’s business, it means that such risk may have one or more of these effects.  There may be additional risks that are not presently material or known.  There are also risks within the economy, the industry and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, and global economic slowdown.  The recent financial crisis continues to affect the banking systems and financial markets and the current uncertainty in global economic conditions have resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and unsettled credit and equity markets.  These factors affect businesses generally, including the company’s customers and suppliers and, as a result, are not discussed in detail below except to the extent such conditions could materially affect the company and its customers and suppliers in particular ways.

If the company is unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the company’s business could be materially adversely affected.

A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements.  These agreements are typically cancelable on short notice (generally 30 to 90 days).  Certain parts of the company’s business, such as the company's global ECS business, rely on a limited number of suppliers.  For example, sales of products and services from one of the company's suppliers, IBM, accounted for approximately 12% of the company's consolidated sales in 2009.  To the extent that the company’s significant suppliers reduce the amount of products they sell through distribution, or are unwilling to continue to do business with the company, or are unable to continue to meet or significantly alter their obligations, the company’s business could be materially adversely affected.  In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company, or extend lead times, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.

The competitive pressures the company faces could have a material adverse effect on the company's business.

The market for the company's products and services is very competitive and subject to rapid technological change.  Not only does the company compete with other distributors, it also competes for customers with many of its own suppliers.  Additional competition has emerged from third-party logistics providers, catalogue distributors, and brokers.  The company's failure to maintain and enhance its competitive position could adversely affect its business and prospects.  Furthermore, the company's efforts to compete in the marketplace could cause deterioration of gross profit margins and, thus, overall profitability.  The sizes of the company's competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business.  Therefore, some of the competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors.

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

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, oversupply of product, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory.  Although most of the company’s suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements.  For example, many of the company’s suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame.    All of these factors pertaining to inventory could have a material adverse effect on the company’s business.

The company is subject to environmental laws and regulations that could materially adversely affect its business.

The company is subject to a wide and ever-changing variety of international and U.S.  federal, state, and local laws and regulations, compliance with which may require substantial expense.  Of particular note are three European Union ("EU") directives known as the (i) Restriction of Certain Hazardous Substances Directive ("RoHS"), (ii) the Waste Electrical and Electronic Equipment Directive, and (iii) the Registration, Evaluation and Authorisation of Chemicals ("REACH").  The first two directives restrict the distribution of products within the EU containing certain substances and require a manufacturer or importer to recycle products containing those substances.  REACH will require companies to inform all purchasers of certain products in the EU to what extent they contain certain substances covered by the legislation.  In addition, China has passed the Management Methods on Control of Pollution from Electronic Information Products, which prohibits the import of products for use in China that contain similar substances banned by the RoHS directive.  Failure to comply with these directives or any other applicable environmental regulations could result in fines or suspension of sales.  Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination.  As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area.  However, there may be occasions, including through acquisitions, where environmental liability arises.  Such liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.  The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties.  The discovery of contamination for which the company is responsible, or the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company’s business.

The company is currently involved in the investigation and remediation of environmental matters at two sites as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.

In 2000, the company acquired Wyle Electronics ("Wyle") and assumed its outstanding liabilities, including responsibility for environmental problems at sites Wyle had previously owned.  The Wyle purchase agreement includes an indemnification from the seller, now known as E.ON AG, in favor of the company, covering virtually all costs arising out of or in connection with those environmental obligations.  Two sites are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama.  The company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies.  The company has spent approximately $39 million to date in connection with these sites.  In addition, the company was named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California.  The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.

E.ON AG acknowledged liability under the contractual indemnities with respect to the Norco and Huntsville sites and made a small initial payment, but has subsequently refused to make further payments.  As a result, the company is suing E.ON AG in the Regional Court in Frankfurt, Germany.  The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and will continue well into 2010.

As successor-in-interest to Wyle, the company is the beneficiary of the various Wyle insurance policies that covered liabilities arising out of operations at the two contaminated sites.  Certain of the insurance carriers implicated in actions, which were brought in Riverside, California, County Court by landowners and residents alleging personal injury and property damage caused by contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site, have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13 million from them to date.  The company has sued certain of the umbrella liability policy carriers, however, they have yet to make payment on the tendered losses.

The company believes strongly in the merits of its positions regarding the E.ON AG indemnity and the liabilities of the insurance carriers, but there can be no guarantee of the outcome of litigation.  Should and to the extent some or all of the insurance policies at issue prove insufficient or unavailable, and E.ON AG prevails in the litigation pending in Germany, the company would be responsible for the costs.  The total costs of 1) the investigation and remediation of the two sites, 2) the defense of the company and the defense and indemnity of Wyle Laboratories in the Riverside County cases, 3) the settlement amount in those cases, and 4) the amount of any shortfall in the availability of the E.ON AG indemnity and/or the insurance coverage are all as yet undetermined.  Any or all of those costs could have a material adverse effect on the company's business.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to make interest payments on and to refinance indebtedness.  At December 31, 2009, the company had cash and cash equivalents of $1.14 billion.  In addition, the company currently has access to committed credit lines of $1.4 billion.  The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs.  The company’s ability to obtain external financing is affected by various factors including general financial market conditions and the company’s debt ratings.  While, thus far, uncertainties in global credit markets have not significantly affected the company’s access to capital, future financing could be difficult or more expensive.  Further, any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating or tightening of credit availability could impair the company’s ability to obtain additional financing or renew existing credit facilities on acceptable terms.  Under the terms of any external financing, the company may incur higher than expected financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default.  The company’s lack of access to cost-effective capital resources, an increase in the company’s financing costs, or a breach of debt instrument covenants could have a material adverse effect on the company's business.

The agreements governing some of the company’s financing arrangements contain various covenants and restrictions that limit some of management's discretion in operating the business and could prevent the company from engaging in some activities that may be beneficial to its business.

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

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts.  The company generally works with its customers to develop non-binding forecasts for future volume of orders.  Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources.  A variety of conditions, both specific to each customer and generally affecting each customer’s industry, such as the continued tightening of the credit markets, may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments.  Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty.  The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company.  Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payments could materially adversely affect the company’s business.

The company’s revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and interconnect), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns.  Sales of semiconductor products and related services represented approximately 46%, 46%, and 48% of the company’s consolidated sales in 2009, 2008, and 2007, respectively.  The sale of the company's PEMCO products closely tracks the semiconductor market.  Accordingly, the company’s revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market.  Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on our ECS business.  A cyclical downturn in the technology industry could have a material adverse effect on the company’s business and negatively impact its ability to maintain historical profitability levels.

The company’s non-U.S. sales represent a significant portion of its revenues, and consequently, the company is increasingly exposed to risks associated with operating internationally.

In 2009, 2008, and 2007, approximately 57%, 54%, and 50%, respectively, of the company’s sales came from its operations outside the United States.  As a result of the company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;
•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;
•	potential restrictions on transfers of funds;
•	import and export duties and value-added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations;
•	potential military conflicts and political risks; and
•	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

Furthermore, products the company sells which are either manufactured in the United States or based on U.S. technology ("U.S. Products") are subject to the Export Administration Regulations ("EAR") when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments.  Licenses or proper license exceptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates.  Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of commodities.  In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company’s business.

Also, the company's operating income margins are lower in certain geographic markets.  Operating income in the components business in Asia/Pacific and information technology business in Europe tends to be lower than operating income in North America and Europe.  As sales in those markets increased as a percentage of overall sales, consolidated operating income margins have fallen.  The financial impact of lower operating income on returns on working capital was offset, in part, by lower working capital requirements.  While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may not be able to successfully integrate them.

If the company is unsuccessful in integrating its acquisitions, or if integration is more difficult than anticipated, the company may experience disruptions that could have a material adverse effect on its business.

The company's goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.

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

See Notes 1 and 3 of the Notes to the Consolidated Financial Statements and 'Critical Accounting Policies' in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

A continued decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company's businesses and the company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

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

The company's current global operations reside on multiple technology platforms.  These platforms are subject to electrical or telecommunications outages, computer hacking, or other general system failure, which could have a material adverse effect on the company's business.  Because most of the company's systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may be more difficult to adapt to commercially available software.

The company is in the process of converting its various business information systems worldwide to a single Enterprise Resource Planning system.  The company has committed significant resources to this conversion, and is expected to be phased in over several years.  This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally.  The company will be using a controlled project plan that it believes will provide for the adequate allocation of resources.  However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions.  During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire.  Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company’s business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company’s ability to use certain technologies in the future.

Certain of the company’s products include intellectual property owned by the company and/or its third party suppliers.  Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit and software industries.  From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company’s business.   In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims.  In addition, the company is exposed to potential liability for technology that it develops itself for which it has no indemnification protections.  In any dispute involving products that incorporate intellectual property developed or licensed by the company, the company’s customers could also become the target of litigation.  The company is obligated in many instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party’s intellectual property rights.  Any infringement claim brought against the company, regardless of the duration, outcome or size of damage award, could:

•	result in substantial cost to the company;
•	divert management’s attention and resources;
•	be time consuming to defend;
•	result in substantial damage awards;
•	cause product shipment delays; or
•	require the company to seek to enter into royalty or other licensing agreements.

Additionally, if an infringement claim is successful the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms.  The payment of any such damages or royalties may significantly increase the company’s operating expenses and harm the company’s operating results and financial condition.  Also, royalty or license arrangements may not be available at all.  The company may have to stop selling certain products or using technologies, which could affect the company’s ability to compete effectively.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide.  Its executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease expiring in 2013.  The company owns 14 locations throughout North America, EMEASA, and the Asia Pacific region and occupies approximately 300 additional locations under leases due to expire on various dates through 2022.  The company believes its facilities are well maintained and suitable for company operations.

Item 3.  Legal Proceedings.

Tekelec Matters

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders.  Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11.3 million.  The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3.7 million and expenses of €.3 million plus interest.

Environmental and Related Matters

Wyle Claims

In connection with the 2000 purchase of Wyle from the VEBA Group ("VEBA"), the company assumed certain of the then outstanding obligations of Wyle, including Wyle’s 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified.  Each site will require remediation, the final form and cost of which is undetermined.  As further discussed in Note 15 of the Notes to Consolidated Financial Statements, the Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental Management.  The Norco site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control.

Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly–traded, German conglomerate in June 2000.  The combined entity, now known as E.ON AG, remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment.  Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.

Related Litigation

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany.  The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site.  In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16.0 million.  The company is in the process of preparing a response to the counterclaim.  The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously.  The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company’s consolidated financial position, liquidity, or results of operations. The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and will continue well into 2010.

The company was named as a defendant in several suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.).  Approximately 90 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones, et al. v. Wyle Laboratories, Inc. et al. in May 2006; both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs.  All of these matters have now been resolved to the satisfaction of the parties.

The company was also named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., et anno. v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, an industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The lawsuit was settled, though the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.5 million), discussed above.  The company believes that recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable.  Accordingly, the company increased the receivable for amounts due from E.ON AG by $7.3 million during 2009 to $40.9 million.  The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville.  Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13 million from them to date.  The company has sued certain of the umbrella liability policy carriers, however, because they have yet to make payment on the tendered losses.

The company believes strongly in the merits of its positions regarding the E.ON AG indemnity and the liabilities of the insurance carriers.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, labor, product, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.  Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW").  The high and low sales prices during each quarter of 2009 and 2008 follow:

Year	High	Low

2009:
Fourth Quarter	$30.10	$24.85
Third Quarter	30.01	19.57
Second Quarter	25.88	18.61
First Quarter	21.32	15.00

2008:
Fourth Quarter	$26.60	$11.74
Third Quarter	36.00	24.95
Second Quarter	34.97	26.50
First Quarter	39.44	29.00

Holders

On January 29, 2010, there were approximately 2,900 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2009 or 2008. While from time to time the Board of Directors considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2009, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or restricted stock units, performance shares or units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	6,464,861	$27.30	3,715,621
Equity compensation plans not approved by security holders	-	-	-
Total	6,464,861	$27.30	3,715,621

Performance Graph

The following graphs compare the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies on a line-of-business basis.  The graphs assume $100 invested on December 31, 2004 in the company, the S&P 500 Stock Index, and the Peer Group.  Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. During 2009, the company expanded its Peer Group to include Ingram Micro Inc. and Tech Data Corp. to reflect additional competitors in the enterprise computing solutions industry, which has become a more significant portion of the company's business over the past several years.

The companies included in the below graph for the new Peer Group are Avnet, Inc., Bell Microproducts, Inc., Ingram Micro Inc., Jaco Electronics, Inc., Nu Horizons Electronics Corp. and Tech Data Corp.

	2004	2005	2006	2007	2008	2009
Arrow Electronics	100	132	130	162	78	122
Peer Group	100	94	94	109	60	110
S&P 500 Stock Index	100	103	117	121	75	92

The companies included in the below graph for the old Peer Group are Avnet, Inc., Bell Microproducts, Inc., Jaco Electronics, Inc., and Nu Horizons Electronics Corp.

	2004	2005	2006	2007	2008	2009
Arrow Electronics	100	132	130	162	78	122
Peer Group	100	133	143	200	107	174
S&P 500 Stock Index	100	103	117	121	75	92

Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended December 31, 2009:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

October 4 through 31, 2009	93	$25.65	-	-
November 1 through 30, 2009	4,008	26.85	-	-
December 1 through 31, 2009	1,558	27.40	-	-
Total	5,659		-

The purchases of Arrow common stock noted above reflect shares that were withheld from employees for restricted stock, as permitted by the plan, in order to satisfy the required tax withholding obligations. None of these purchases were made pursuant to a publicly announced repurchase plan and the company currently does not employ a stock repurchase plan.

Item 6.   Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2009 (a)	2008 (b)	2007 (c)	2006 (d)(g)	2005 (e)(f)(g)

Sales	$14,684,101	$16,761,009	$15,984,992	$13,577,112	$11,164,196
Operating income (loss)	$272,787	$(493,569)	$686,905	$606,225	$480,258
Net income (loss) attributable to shareholders	$123,512	$(613,739)	$407,792	$388,331	$253,609
Net income (loss) per share:
Basic	$1.03	$(5.08)	$3.31	$3.19	$2.15
Diluted	$1.03	$(5.08)	$3.28	$3.16	$2.09
At December 31:
Accounts receivable and inventories	$4,533,809	$4,713,849	$4,961,035	$4,401,857	$3,811,914
Total assets	7,762,366	7,118,285	8,059,860	6,669,572	6,044,917
Long-term debt	1,276,138	1,223,985	1,223,337	976,774	1,138,981
Shareholders' equity	2,916,960	2,676,698	3,551,860	2,996,559	2,372,886

(a)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $105.5 million ($75.7 million net of related taxes or $.63 per share on both a basic and diluted basis).  Net income attributable to shareholders also includes a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis).

(b)
Operating loss and net loss attributable to shareholders include a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) and restructuring, integration, and other charges of $81.0 million ($61.9 million net of related taxes or $.51 per share on both a basic and diluted basis).  Net loss attributable to shareholders also includes a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of an investment, and a reduction of the provision for income taxes of $8.5 million ($.07 per share on both a basic and diluted basis) and an increase in interest expense of $1.0 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international income tax matters.

(c)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis).  Net income attributable to shareholders also includes an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany.

(d)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $16.1 million ($11.7 million net of related taxes or $.10 per share on both a basic and diluted basis). Net income attributable to shareholders also includes a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis) and the reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis) and the reduction of interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of certain income tax matters.

(e)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $11.0 million ($6.0 million net of related taxes or $.05 per share on both a basic and diluted basis).  Net income attributable to shareholders also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 and $.01 per share on a basic and diluted basis, respectively) and a loss of $3.0 million ($.03 per share on both a basic and diluted basis) on the write-down of an investment.

(f)
Effective January 1, 2006, the company began measuring share-based payment awards exchanged for employee services at fair value and recorded an expense related to such awards in the consolidated statements of operations over the requisite employee service period.  Prior to January 1, 2006, the company accounted for share-based payment awards using the intrinsic value method and was not required to record any expense in the consolidated financial statements if the exercise price of the award was not less than the market price of the underlying stock on the date of grant.  Had compensation expense been determined in accordance with the fair value method of accounting at the grant dates for awards under the company's various stock-based compensation plans, operating income and net income attributable to shareholders for 2005 would be reduced by $15.2 million and $9.1 million ($.08 and $.07 per share on a basic and diluted basis, respectively).

(g)
Effective January 1, 2009, the company adopted the provisions of Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 810-10-65, which requires, among other things, that the presentation and disclosure requirements be applied retrospectively for all periods presented.  The adoption of FASB ASC Topic 810-10-65 did not have a material impact on the company’s consolidated financial position or results of operations and, accordingly, selected financial data was not restated to reflect the adoption of FASB ASC Topic 810-10-65 for financial statement periods dated prior to those included in this Annual Report on Form 10-K (2006 and 2005).  Reference to net income (loss) attributable to shareholders for 2006 and 2005 is equivalent to net income (loss) as presented in the company’s consolidated statements of operations for those periods.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness.  The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2009, approximately 66% of the company's sales were from the global components business segment, and approximately 34% of the company's sales were from the global ECS business segment.

Operating efficiency and working capital management remain a key focus of the company's business initiatives to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital.  To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies.  To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.  Cash flow needed to fund this growth is primarily expected to be generated through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.

On June 2, 2008, the company acquired LOGIX, a subsidiary of Groupe OPEN for a purchase price of $252.6 million, which includes assumption of debt and acquisition costs.  On March 31, 2007, the company acquired from Agilysys substantially all of the assets and operations of KeyLink for a purchase price of $480.6 million in cash, which included acquisition costs and final adjustments based upon a closing audit.  The company also entered into a long-term procurement agreement with Agilysys.  Results of operations of LOGIX and KeyLink were included in the company's consolidated results from the date of acquisition within the company's global ECS business segment.

Consolidated sales for 2009 declined by 12.4%, compared with the year-earlier period, due to a 13.9% decrease in the global components business segment sales and a 9.3% decrease in the global ECS business segment sales.

Net income attributable to shareholders increased to $123.5 million in 2009, compared with a net loss attributable to shareholders of $613.7 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2009 and 2008:

•	restructuring, integration, and other charges of $105.5 million ($75.7 million net of related taxes) in 2009 and $81.0 million ($61.9 million net of related taxes) in 2008;
•	a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes) in 2008;
•	a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes) in 2009;
•	a loss of $10.0 million on the write-down of an investment in 2008; and
•
a reduction of the provision for income taxes of $8.5 million and an increase in interest expense of $1.0 million ($1.0 million net of related taxes) primarily related to the settlement of certain international income tax matters in 2008.

Excluding the above-mentioned items, the decrease in net income attributable to shareholders for 2009 was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins.  These decreases were offset, in part, by a reduction in selling, general and administrative expenses ("SG&A") due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2009	2008	% Change

Global components	$9,751	$11,319	(13.9)%
Global ECS	4,933	5,442	(9.3)%
Consolidated	$14,684	$16,761	(12.4)%

Consolidated sales for 2009 declined by $2.08 billion, or 12.4%, compared with the year-earlier period.  The decrease was driven by a decrease in the global components business segment of $1.57 billion, or 13.9%, and a decrease in the global ECS business segment of $508.7 million, or 9.3%.  On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, consolidated sales for 2009 decreased 13.5%.  The translation of the company's international financial statements into U.S. dollars resulted in decreased sales of $350.7 million for 2009, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales decreased by 10.5% in 2009.

In the global components business segment, sales for 2009 decreased primarily due to weakness in North America and Europe as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company's international financial statements.  The decrease in sales for 2009 was offset, in part, by strength in the Asia Pacific region.  Excluding the impact of foreign currency, the company's global components business segment sales decreased by 11.4% for 2009.

In the global ECS business segment, the decrease in sales for 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company's international financial statements.  The decrease in sales for 2009 was offset, in part, by the LOGIX acquisition.  On a pro forma basis, which includes LOGIX as though this acquisition occurred on January 1, 2008, the global ECS business segment sales for 2009 declined by 12.7%. Excluding the impact of foreign currency, the company's global ECS business segment sales decreased 8.7% for 2009.

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2008	2007	% Change

Global components	$11,319	$11,224	0.8%
Global ECS	5,442	4,761	14.3%
Consolidated	$16,761	$15,985	4.9%

Consolidated sales for 2008 increased by $776.0 million, or 4.9%, compared with the year-earlier period.  The increase was driven by an increase in the global components business segment of $95.7 million, or less than 1%, and an increase in the global ECS business segment of $680.3 million, or 14.3%.  The translation of the company's international financial statements into U.S. dollars resulted in increased sales of $293.4 million for 2008, compared with the year-earlier period, due to a weaker U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 3.0% in 2008.

In the global components business segment, sales for 2008 increased by less than 1% compared with the year-earlier period, primarily due to strength in the Asia Pacific region and the impact of a weaker U.S. dollar on the translation of the company's international financial statements.  This was offset, in part, by weakness in North America and Europe.  Excluding the impact of foreign currency, the company's global components business segment sales decreased by 1.3% for 2008.

In the global ECS business segment, sales for 2008 increased by 14.3%, compared with the year-earlier period, primarily due to the KeyLink and LOGIX acquisitions.  On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007 and excluding KeyLink sales from the related long-term procurement agreement with Agilysys for the first quarter of 2008, the global ECS business segment sales for 2008 decreased by less than 1%, compared with the year-earlier period.  This decrease was primarily due to weakness of servers, offset, in part, by the impact of a weaker U.S. dollar on the translation of the company’s international financial statements and growth in storage, software, and services. Excluding the impact of foreign currency, the company's global ECS business segment sales increased by 13.3% for 2008.

Gross Profit

The company recorded gross profit of $1.75 billion and $2.28 billion for 2009 and 2008, respectively.   The gross profit margin for 2009 decreased by approximately 170 basis points when compared with the year-earlier period.  Approximately two-thirds of the decrease in gross profit percent was due to increased competitive pricing pressure in both the company's business segments, and the remaining one-third was due to  a change in the mix in the company's business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales.  The competitive pricing pressure experienced by the company during the first half of 2009 lessened in the second half of 2009.  The profit margins of products in the global ECS business segment are typically lower than the profit margins of the products in the global components business segment, and the profit margins of the components sold in the Asia Pacific region tend to be lower than the profit margins in North America and Europe.  The financial impact of the lower gross profit was offset, in part, by the lower operating costs and lower working capital requirements in the global ECS business segment and the Asia Pacific region relative to the company’s other businesses.

The company recorded gross profit of $2.28 billion and $2.29 billion for 2008 and 2007, respectively.   The gross profit margin for 2008 decreased by approximately 70 basis points when compared with the year-earlier period.  The decrease in gross profit was due, in part, to the KeyLink and LOGIX acquisitions, which are both lower gross profit margin businesses.  On a pro forma basis, which includes KeyLink and LOGIX as though these acquisitions occurred on January 1, 2007, the gross profit margin for 2008 decreased by approximately 60 basis points when compared with the year-earlier period.  This was primarily due to a change in the mix in the company's business, with the global ECS business segment and Asia Pacific region being a greater percentage of total sales.

Restructuring, Integration, and Other Charges

2009 Charges

In 2009, the company recorded restructuring, integration, and other charges of $105.5 million ($75.7 million net of related taxes or $.63 per share on both a basic and diluted basis).  Included in the restructuring, integration, and other charges for 2009 is a restructuring charge of $100.3 million related to initiatives by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for 2009 are restructuring charges of $2.6 million and integration credits of $1.3 million related to adjustments to restructuring and integration reserves established in prior periods and acquisition-related expenses of $3.9 million.

The restructuring charge of $100.3 million in 2009 primarily includes personnel costs of $90.9 million and facilities costs of $8.0 million.  The personnel costs are related to the elimination of approximately 1,605 positions within the global components business segment and approximately 320 positions within the global ECS business segment. The facilities costs are related to exit activities for 28 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs.  These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

The above-mentioned charges were incurred in connection with the company's cost reduction initiatives announced in the fourth quarter of 2008 and second quarter of 2009, which are expected to result in $275 million of annual savings, of which $225 million is expected to be permanent.

2008 Charges

In 2008, the company recorded restructuring, integration, and other charges of $81.0 million ($61.9 million net of related taxes or $.51 per share on both a basic and diluted basis).  Included in the restructuring, integration, and other charges for 2008 is a restructuring charge of $69.8 million related to initiatives by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for 2008 is a restructuring credit of $.3 million related to adjustments to reserves previously established through restructuring charges in prior periods, an integration charge of $.6 million, primarily related to the ACI and KeyLink acquisitions, and a charge related to a preference claim from 2001 of $10.9 million.

The restructuring charge of $69.8 million in 2008 primarily includes personnel costs of $39.4 million, facility costs of $4.3 million, and a write-down of a building and related land of $25.4 million.  These initiatives are the result of the company's continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations.  The facilities costs are related to the exit activities of 9 vacated facilities in North America and Europe.  During the fourth quarter of 2008, the company recorded an impairment charge of $25.4 million in connection with an approved plan to actively market and sell a building and related land in North America within the company's global components business segment.  The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.

In 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems ("Bridge"), the estate of a former global ECS customer that declared bankruptcy in 2001.  The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000.  The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge.  Accordingly, during 2008, the company recorded a charge of $10.9 million in connection with the preference claim from 2001, including legal fees.

2007 Charges

In 2007, the company recorded restructuring, integration, and other charges of $11.7 million ($7.0 million net of related taxes or $.06 per share on both a basic and diluted basis).  Included in the restructuring, integration, and other charges for 2007 is $9.7 million related to initiatives by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for 2007 is a restructuring credit of $.9 million primarily related to the reversal of excess reserves, which were previously established through restructuring charges in prior periods, and an integration charge of $2.9 million primarily related to the acquisition of KeyLink.

The restructuring charge of $9.7 million in 2007 primarily includes personnel costs of $11.3 million and a facilities credit of $1.9 million.  The personnel costs are related to the elimination of approximately 400 positions.  These positions were primarily within the company's global components business segment in North America and related to the company's continued focus on operational efficiency.  The facilities credit is primarily related to a gain on the sale of the Harlow, England facility of $8.5 million that was vacated in 2007.  This was offset by facilities costs of $6.6 million, primarily related to exit activities for a vacated facility in Europe due to the company's continued efforts to reduce real estate costs.

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

Impairment Charge

The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.  During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company’s market capitalization, and the company determined it was necessary to perform an interim impairment test of its goodwill and identifiable intangible assets.  Based upon the results of such testing, the company concluded that a portion of its goodwill was impaired and, as such, recognized a non-cash impairment charge of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716.9 million related to the company's global components business segment and $301.9 million related to the company's global ECS business segment.  The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

Operating Income (Loss)

The company recorded operating income of $272.8 million in 2009 as compared with an operating loss of $493.6 million in 2008.  Included in operating income for 2009 was the previously discussed restructuring, integration, and other charges of $105.5 million.  Included in the operating loss for 2008 was the previously discussed impairment charge associated with goodwill of $1.02 billion and restructuring, integration, and other charges of $81.0 million.

SG&A decreased $301.7 million, or 18.8%, in 2009, as compared with 2008, on a sales decrease of 12.4%.  The dollar decrease compared with the year-earlier period, was due to the company's continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales, as well as the impact of foreign exchange rates.  This decrease was offset, in part, by expenses incurred by LOGIX, which was acquired in June 2008.  SG&A, as a percentage of sales, was 8.9% and 9.6% for 2009 and 2008, respectively.

The company recorded an operating loss of $493.6 million in 2008 as compared with operating income of $686.9 million in 2007.  Included in the operating loss for 2008 was the previously discussed impairment charge associated with goodwill of $1.02 billion and restructuring, integration, and other charges of $81.0 million.  Included in operating income for 2007 was the previously discussed restructuring, integration, and other charges of $11.7 million.

SG&A increased $87.4 million, or 5.7%, in 2008, as compared with 2007, on a sales increase of 4.9%.  The dollar increase compared with the year-earlier period, was due to the impact of foreign exchange rates, expenses incurred by acquired companies, and increased expenditures related to the company's global ERP initiative.  SG&A, as a percentage of sales, was 9.6% and 9.5% for 2008 and 2007, respectively.

Loss on Prepayment of Debt

During 2009, the company recorded a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the repurchase of $130.5 million principal amount of its 9.15% senior notes due 2010.  The loss on prepayment of debt includes the premium paid and write-off of the deferred financing costs, offset by the gain for terminating the related interest rate swaps.

Loss on Write-Down of an Investment

During 2008, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation occurred and, accordingly, recognized a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of this investment.

Interest and Other Financing Expense, Net

Net interest and other financing expense decreased by 16.6% in 2009 to $83.3 million, compared with $99.9 million in 2008, primarily due to lower interest rates on the company’s variable rate debt and lower average debt outstanding.

Net interest and other financing expense decreased by 1.7% in 2008 to $99.9 million, compared with $101.6 million in 2007, primarily due to lower interest rates on the company’s variable rate debt offset, in part, by an increase in interest expense of $1.0 million primarily related to the settlement of certain international income tax matters (discussed in "Income Taxes" below).

Income Taxes

The company recorded a provision for income taxes of $65.4 million (an effective tax rate of 34.6%) for 2009.  The company's provision and effective tax rate for 2009 were impacted by the previously discussed restructuring, integration, and other charges and loss on the prepayment of debt.  Excluding the impact of the above-mentioned items, the company's effective tax rate was 32.5% for 2009.

The company recorded a provision for income taxes of $16.7 million (an effective tax rate of (2.8%)) for 2008.  During the fourth quarter of 2008, the company recorded a reduction of the provision of $8.5 million ($.07 per share on both a basic and diluted basis) primarily related to the settlement of certain international tax matters covering multiple tax years.  The company's provision and effective tax rate for 2008 were impacted by the previously discussed settlement of certain international income tax matters, impairment charge associated with goodwill, restructuring, integration, and other charges, and loss on the write-down of an investment.  Excluding the impact of the above-mentioned items, the company's effective tax rate was 30.7% for 2008.

The company recorded a provision for income taxes of $180.7 million (an effective tax rate of 30.5%) for 2007.  During 2007, the company recorded an income tax benefit of $6.0 million, net, ($.05 per share on both a basic and diluted basis) principally due to a reduction in deferred income taxes as a result of the statutory tax rate change in Germany.  These deferred income taxes primarily related to the amortization of intangible assets for income tax purposes, which are not amortized for accounting purposes.  The company's provision and effective tax rate for 2007 were impacted by the aforementioned income tax benefit and the previously discussed restructuring, integration, and other charges.  Excluding the impact of the above-mentioned items, the company's effective tax rate was 31.7% for 2007.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income (Loss) Attributable to Shareholders

The company recorded net income attributable to shareholders of $123.5 million for 2009, compared with a net loss of $613.7 million in the year-earlier period. Included in the net income for 2009 was the previously discussed restructuring, integration, and other charges of $75.7 million and loss on the prepayment of debt of $3.2 million.  Included in the net loss attributable to shareholders for 2008 was the previously discussed impairment charge associated with goodwill of $905.1 million, restructuring, integration, and other charges of $61.9 million, and loss on the write-down of an investment of $10.0 million, as well as, a reduction of the provision for income taxes of $8.5 million and an increase in interest expense, net of related taxes, of $1.0 million related to the settlement of certain international income tax matters.  Excluding the above-mentioned items, the decrease in net income attributable to shareholders was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in North America and Europe, as well as competitive pricing pressure impacting gross profit margins.  These decreases were offset, in part, by a reduction in SG&A due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.

The company recorded a net loss of $613.7 million for 2008, compared with net income of $407.8 million in the year-earlier period. Included in the net loss for 2008 was the previously discussed impairment charge associated with goodwill of $905.1 million, restructuring, integration, and other charges of $61.9 million, and loss on the write-down of an investment of $10.0 million, as well as, a reduction of the provision for income taxes of $8.5 million and an increase in interest expense, net of related taxes, of $1.0 million related to the settlement of certain international income tax matters.  Included in net income for 2007 was the previously discussed restructuring, integration, and other charges of $7.0 million and income tax benefit of $6.0 million, net, principally due to a reduction in deferred income tax as a result of the statutory tax rate change in Germany.  Excluding the above-mentioned items, the decrease in net income in 2008 was primarily the result of the sales decline in the more profitable components businesses in North America and Europe and increased expenditures related to the company's global ERP initiative offset, in part, by increased sales in the global ECS business segment and the global components businesses in the Asia Pacific region and by a lower effective tax rate.

Liquidity and Capital Resources

At December 31, 2009 and 2008, the company had cash and cash equivalents of $1.14 billion and $451.3 million, respectively.

During 2009, the net amount of cash provided by the company's operating activities was $849.9 million, the net amount of cash used for investing activities was $290.7 million, and the net amount of cash provided by financing activities was $113.7 million. The effect of exchange rate changes on cash was an increase of $12.9 million.

During 2008, the net amount of cash provided by the company's operating activities was $619.8 million, the net amount of cash used for investing activities was $492.7 million, and the net amount of cash used for financing activities was $111.1 million. The effect of exchange rate changes on cash was a decrease of $12.5 million.

During 2007, the net amount of cash provided by the company's operating activities was $850.7 million, the net amount of cash used for investing activities was $665.5 million, and the net amount of cash used for financing activities was $82.2 million. The effect of exchange rate changes on cash was an increase of $7.0 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 58.4% and 66.2% at December 31, 2009 and 2008, respectively.

The net amount of cash provided by the company's operating activities during 2009 was $849.9 million and was primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable.  This was offset, in part, by a decrease in accrued expenses.

The net amount of cash provided by the company's operating activities during 2008 was $619.8 million and was primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory offset, in part, by a decrease in accounts payable.

The net amount of cash provided by the company's operating activities during 2007 was $850.7 million and was primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventory, and an increase in accounts payable and accrued expenses.  This was offset, in part, by an increase in accounts receivable supporting increased sales.

Working capital, as a percentage of sales, was 12.1%, 13.4%, and 15.2% in 2009, 2008, and 2007, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2009 was $290.7 million, primarily reflecting $170.1 million of cash consideration paid for acquired businesses and $121.5 million for capital expenditures, offset, in part, by proceeds from the sale of facilities of $1.2 million.  Included in the capital expenditures is $82.3 million related to the company's global ERP initiative.

During 2009, the company acquired Petsche, a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets for cash consideration of $170.1 million.

The net amount of cash used for investing activities during 2008 was $492.7 million, primarily reflecting $333.5 million of cash consideration paid for acquired businesses and $158.7 million for capital expenditures.  Included in capital expenditures is $113.4 million related to the company's global ERP initiative.

During 2008, the company acquired Hynetic, a components distribution business in India, ACI, a distributor of electronic components used in defense and aerospace applications, LOGIX, a leading value-added distributor of midrange servers, storage, and software, Achieva, a value-added distributor of semiconductors and electro-mechanical devices, Excel Tech, the sole Broadcom distributor in Korea, and Eteq Components, a Broadcom-based components distribution business in the ASEAN region and China, for aggregate cash consideration of $319.9 million.  In addition, the company paid $13.6 million to increase its ownership interest in majority-owned subsidiaries.

The net amount of cash used for investing activities during 2007 was $665.5 million, primarily reflecting $539.6 million of cash consideration paid for acquired businesses and $138.8 million for capital expenditures, offset, in part, by $13.0 million of cash proceeds, primarily related to the sale of the company's Lenexa, Kansas and Harlow, England facilities. Included in capital expenditure is $73.1 million related to the company's global ERP initiative.

During 2007, the company acquired KeyLink, a leading enterprise computing solutions distributor in North America, Adilam, a leading electronic components distributor in Australia and New Zealand, Centia/AKS, specialty distributors of access infrastructure, security, and virtualization software solutions in Europe, and UEC, a distributor of semiconductor and multimedia products in Japan, for aggregate cash consideration of $506.9 million.  In addition, the company paid $32.7 million to increase its ownership interest in Ultra Source from 70.7% to 92.8%.

During the fourth quarter of 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities.  Implementation is expected to be phased-in over the next several years.  For 2010, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with the annual impact decreasing by approximately $10 million in 2011.  The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during 2009 was $113.7 million. The primary sources of cash from financing activities were $297.4 million of net proceeds from a note offering and $4.2 million of proceeds from the exercise of stock options. The primary use of cash for financing activities for 2009 included $135.7 million of repurchases of senior notes, a $48.1 million decrease in short-term borrowings, $2.5 million of repurchases of common stock, and a $1.7 million shortfall in tax benefits from stock-based compensation arrangements.

During 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating the related interest rate swaps aggregated $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

During 2009, the company completed the sale of $300.0 million principal amount of 6.00% notes due in 2020.  The net proceeds of the offering of $297.4 million were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.

The net amount of cash used for financing activities during 2008 was $111.1 million, primarily reflecting $115.8 million of repurchases of common stock offset, in part, by $4.4 million of cash proceeds from the exercise of stock options.

The net amount of cash used for financing activities during 2007 was $82.2 million. Net repayments of short-term borrowings of $90.3 million, repayments of long-term borrowings of $169.1 million related to the company's 7% senior notes that were repaid in January 2007 in accordance with their terms, and repurchases of common stock of $84.2 million were the primary uses of cash.  This was offset, in part, by net proceeds from long-term bank borrowings of $198.5 million, which include proceeds from a $200.0 million term loan due in 2012, proceeds from the exercise of stock options of $55.2 million, and $7.7 million related to excess tax benefits from stock-based compensation arrangements.

On September 23, 2009, the company filed a shelf registration statement with the SEC registering debt securities, preferred stock, common stock and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at December 31, 2009). The facility fee related to the revolving credit facility is ..125%.

The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2010. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.225% at December 31, 2009).  The facility fee is ..125%.

The company had no outstanding borrowings under the revolving credit facility or the asset securitization program at December 31, 2009 and 2008.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2009 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Management believes that company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, its expected ability to generate future operating cash flows, and the company's access to capital markets are sufficient to meet its projected cash flow needs for the foreseeable future.

Contractual Obligations

Payments due under contractual obligations at December 31, 2009 follow (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Debt	$122,386	$213,157	$366,745	$695,760	$1,398,048
Interest on long-term debt	70,724	129,716	102,669	354,007	657,116
Capital leases	709	476	-	-	1,185
Operating leases	53,036	74,631	42,297	14,180	184,144
Purchase obligations (a)	2,675,031	11,614	4,701	-	2,691,346
Other (b)	33,310	24,104	11,357	2,914	71,685
	$2,955,196	$453,698	$527,769	$1,066,861	$5,003,524

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2009. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation.  The company does not anticipate having to make required contributions to the plans beyond 2015. Also included are amounts relating to personnel, facilities, customer termination, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2009, the company's pro-rata share of this debt was approximately $6.1 million.  The company believes there is sufficient equity in the joint ventures to meet their obligations.

At December 31, 2009, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $82.2 million, of which approximately $3.3 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Off-Balance Sheet Arrangements

The company has no off-balance sheet financing or unconsolidated special-purpose entities.

Critical Accounting Policies and Estimates

The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and related disclosure of contingent assets and liabilities.  The company evaluates its estimates on an ongoing basis.  The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured.  Revenue typically is recognized at time of shipment.  Sales are recorded net of discounts, rebates, and returns, which historically were not material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with FASB ASC Topic 605-45-45.  Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

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

Investments

The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs.  When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the company's consolidated balance sheets in "Other."  The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

▪	broad economic factors impacting the investee's industry;
▪	publicly available forecasts for sales and earnings growth for the industry and investee; and
▪	the cyclical nature of the investee's industry.

During 2008, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation occurred and, accordingly, recognized a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of this investment.  The company could incur an additional impairment charge in future periods if, among other factors, the investee's future earnings differ from currently available forecasts.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2009, the company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Financial Instruments

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading.  Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other."  The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

The company enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets.  The company’s cross-currency swaps are derivatives designated as net investment hedges.  The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the company's consolidated balance sheets and any ineffective portion is recorded in earnings.  The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

Contingencies and Litigation

The company is subject to proceedings, lawsuits, and other claims related to environmental, regulatory, labor, product, tax, and other matters and assesses the likelihood of an adverse judgment or outcome for these matters, as well as the range of potential losses. A determination of the reserves required, if any, is made after careful analysis. The reserves may change in the future due to new developments impacting the probability of a loss, the estimate of such loss, and the probability of recovery of such loss from third parties.

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

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  Stock-based compensation expense related to awards with a market or performance condition is recognized over the expected term of the award utilizing the graded vesting method.  The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to Consolidated Financial Statements.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates.  The company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

Employee Benefit Plans

The costs and obligations of the company's defined benefit pension plans are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligation, are the discount rate and expected return on plan assets.  The discount rate represents the market rate for a high quality corporate bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

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

Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific and each of the two regional businesses within the global ECS business segment, which are North America and Europe.  Prior to 2009, the North America and Europe reporting units within the global ECS business segment were evaluated as a single reporting unit.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach.  The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.  During 2009 and 2008, as a result of a significant decline in macroeconomic conditions, the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology.  The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.  During 2009 and 2008, the company also reconciled its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium.  As of the first day of the fourth quarters of 2007, 2008, and 2009, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company's market capitalization, and the company determined it was necessary to perform an interim goodwill impairment test as of December 31, 2008.  Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEASA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the North America reporting unit within the global components business segment was higher than its carrying value and a step-two analysis was not required.  The results of the step-two impairment analysis indicated that goodwill related to the EMEASA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired.  The company recognized a total non-cash impairment charge of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716.9 million related to the company's global components business segment and $301.9 million related to the company's global ECS business segment.  The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

A continued decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company's business. If general economic conditions or global equity valuations continue to decline, the company could be required to record an additional impairment charge in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an additional impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

As of December 31, 2009, the company has $926.3 million of goodwill, of which approximately $473.4 million was allocated to the North America reporting unit within the global components business segment and $255.3 million and $197.6 million was allocated to the North America and Europe reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the North America reporting unit within the global components business segment and the fair value of the North America and Europe reporting units within the global ECS business segment exceeded their carrying values by approximately 45%, 337%, and 138%, respectively.

Impairment of Long-Lived Assets

The company reviews long-lived assets, including property, plant and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the first day of the fourth quarter.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

During 2008, the company recorded an impairment charge of $25.4 million in connection with an approved plan to market and sell a building and related land in North America within the company's global components business segment.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.  During 2009, the company recorded an additional impairment charge of $2.1 million as a result of further declines in real estate valuations.  As of December 31, 2009 and 2008, the assets were designated as assets held-for-sale, and the carrying values of $7.4 million and $9.5 million, respectively, were included in "Prepaid expenses and other assets" on the company's consolidated balance sheets.  The sale is expected to be completed in the first quarter of 2010.

Factors which may cause an impairment of long-lived assets include significant changes in the manner of use of these assets, negative industry or market trends, a significant underperformance relative to historical or projected future operating results, or a likely sale or disposal of the asset before the end of its estimated useful life.  If any of these factors exist, the company is required to test the long-lived asset for recoverability and may be required to recognize an impairment charge for all or a portion of the asset's carrying value.

During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company’s market capitalization, and the company determined it was necessary to review the recoverability of its long-lived assets to be held and used, including property, plant and equipment and identifiable intangible assets, by comparing the carrying value of the related asset groups to the undiscounted cash flows directly attributable to the asset groups over the estimated useful life of those assets.  Based upon the results of such tests as of December 31, 2008, the company’s long-lived assets to be held and used were not impaired.

Shipping and Handling Costs

Shipping and handling costs are reported as either a component of cost of products sold or SG&A. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of SG&A.  If the company included such costs in cost of products sold, gross profit margin as a percentage of sales for 2009 would decrease from 11.9% to 11.6% with no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-65 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

In June 2009, the FASB issued FASB Statement No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("Statement No. 166"), codified in ASC Topic 810-10.  Statement No. 166, among other things, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 166 is not anticipated to impact the company's consolidated financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC Topic 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the company's consolidated financial position or results of operations.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company's implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, and the company’s ability to generate additional cash flow.  Forward-looking statements are those statements, which are not statements of historical fact.  These forward-looking statements can be identified by forward-looking words such as "expects," "anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large, global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2009 and 2008 was $294.9 million and $315.0 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  This resulted in decreased sales of $350.7 million and decreased operating income of $18.5 million for 2009, compared with the year-earlier period, based on 2008 sales and operating income at the average rate for 2009. Sales and operating income would decrease by approximately $424.4 million and $.9 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2009. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the "2006 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros.  As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The 2006 cross-currency swap had a negative fair value of $12.5 million and $10.0 million at December 31, 2009 and 2008, respectively.

In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the "2005 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros.  As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The 2005 cross-currency swap had a negative fair value of $41.9 million and $36.5 million at December 31, 2009 and 2008, respectively.

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

At December 31, 2009, approximately 56% of the company’s debt was subject to fixed rates, and 44% of its debt was subject to floating rates. A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2009. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200.0 million.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.94% and 8.19% at December 31, 2009 and 2008, respectively), through its maturity.  In 2009, the company terminated $130.5 million aggregate notional amount of the interest rate swaps upon the repayment of a portion of the 9.15% senior notes.  The swaps are classified as fair value hedges and had a fair value of $2.0 million and $9.4 million at December 31, 2009 and 2008, respectively.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.18% and 5.01% at December 31, 2009 and 2008, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $9.6 million and $12.0 million at December 31, 2009 and 2008, respectively.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the "company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, the company adopted the guidance issued in Financial Accounting Standards Board ("FASB") Statement No. 141(R), "Business Combinations" (codified in FASB Accounting Standards Codification Topic 805, "Business Combinations") on January 1, 2009.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 3, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 3, 2010

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2009	2008	2007

Sales	$14,684,101	$16,761,009	$15,984,992
Costs and expenses:
Cost of products sold	12,933,207	14,478,296	13,699,715
Selling, general and administrative expenses	1,305,566	1,607,261	1,519,908
Depreciation and amortization	67,027	69,286	66,719
Restructuring, integration, and other charges	105,514	80,955	11,745
Impairment charge	-	1,018,780	-
	14,411,314	17,254,578	15,298,087
Operating income (loss)	272,787	(493,569)	686,905
Equity in earnings of affiliated companies	4,731	6,549	6,906
Loss on prepayment of debt	5,312	-	-
Loss on the write-down of an investment	-	10,030	-
Interest and other financing expense, net	83,285	99,863	101,628
Income (loss) before income taxes	188,921	(596,913)	592,183
Provision for income taxes	65,416	16,722	180,697
Consolidated net income (loss)	123,505	(613,635)	411,486
Noncontrolling interests	(7)	104	3,694
Net income (loss) attributable to shareholders	$123,512	$(613,739)	$407,792
Net income (loss) per share:
Basic	$1.03	$(5.08)	$3.31
Diluted	$1.03	$(5.08)	$3.28
Average number of shares outstanding:
Basic	119,800	120,773	123,176
Diluted	120,489	120,773	124,429

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2009	2008 (A)
ASSETS
Current assets:
Cash and cash equivalents	$1,137,007	$451,272
Accounts receivable, net	3,136,141	3,087,290
Inventories	1,397,668	1,626,559
Prepaid expenses and other assets	168,812	180,647
Total current assets	5,839,628	5,345,768
Property, plant and equipment, at cost:
Land	23,584	25,127
Buildings and improvements	137,539	147,138
Machinery and equipment	779,105	698,156
	940,228	870,421
Less: Accumulated depreciation and amortization	(479,522)	(459,881)
Property, plant and equipment, net	460,706	410,540
Investments in affiliated companies	53,010	46,788
Cost in excess of net assets of companies acquired	926,296	905,848
Other assets	482,726	409,341
Total assets	$7,762,366	$7,118,285
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,763,237	$2,459,922
Accrued expenses	445,914	455,547
Short-term borrowings, including current portion of long-term debt	123,095	52,893
Total current liabilities	3,332,246	2,968,362
Long-term debt	1,276,138	1,223,985
Other liabilities	236,685	248,888

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2009 and 2008
Issued – 125,287 and 125,048 shares in 2009 and 2008, respectively	125,287	125,048
Capital in excess of par value	1,056,704	1,035,302
Treasury stock (5,459 and 5,740 shares in 2009 and 2008, respectively), at cost	(179,152)	(190,273)
Retained earnings	1,694,517	1,571,005
Foreign currency translation adjustment	229,019	172,528
Other	(9,415)	(36,912)
Total shareholders' equity	2,916,960	2,676,698
Noncontrolling interests	337	352
Total equity	2,917,297	2,677,050
Total liabilities and equity	$7,762,366	$7,118,285

(A)
Prior period amounts were reclassified to conform to the current year presentation as a result of the adoption of the Accounting Standards Codification Topic 810-10-65.  See Note 1 of the Notes to the Consolidated Financial Statements for additional information.

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2009	2008	2007
Cash flows from operating activities:
Consolidated net income (loss)	$123,505	$(613,635)	$411,486
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	67,027	69,286	66,719
Amortization of stock-based compensation	33,017	18,092	21,389
Amortization of deferred financing costs and discount on notes	2,313	2,162	2,144
Equity in earnings of affiliated companies	(4,731)	(6,549)	(6,906)
Deferred income taxes	19,313	(88,212)	8,661
Restructuring, integration, and other charges	75,720	61,876	7,036
Impairment charge	-	1,018,780	-
Impact of settlement of tax matters	-	(7,488)	-
Excess tax benefits from stock-based compensation arrangements	1,731	(161)	(7,687)
Loss on prepayment of debt	3,228	-	-
Loss on the write-down of an investment	-	10,030	-
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	2,302	269,655	(279,636)
Inventories	286,626	85,489	116,657
Prepaid expenses and other assets	12,139	11,504	(19,315)
Accounts payable	304,295	(191,669)	475,155
Accrued expenses	(92,587)	2,977	32,458
Other	15,957	(22,338)	22,582
Net cash provided by operating activities	849,855	619,799	850,743

Cash flows from investing activities:
Acquisition of property, plant and equipment	(121,516)	(158,688)	(138,834)
Cash consideration paid for acquired businesses	(170,064)	(333,491)	(539,618)
Proceeds from sale of facilities	1,153	-	12,996
Other	(272)	(512)	(23)
Net cash used for investing activities	(290,699)	(492,691)	(665,479)

Cash flows from financing activities:
Change in short-term borrowings	(48,144)	2,604	(90,318)
Repayment of long-term bank borrowings	(29,400)	(3,953,950)	(2,312,251)
Proceeds from long-term bank borrowings	29,400	3,951,461	2,510,800
Repurchase of senior notes	(135,658)	-	(169,136)
Net proceeds from note offering	297,430	-	-
Proceeds from exercise of stock options	4,234	4,392	55,228
Excess tax benefits from stock-based compensation arrangements	(1,731)	161	7,687
Repurchases of common stock	(2,478)	(115,763)	(84,236)
Net cash provided by (used for) financing activities	113,653	(111,095)	(82,226)
Effect of exchange rate changes on cash	12,926	(12,472)	6,963
Net increase in cash and cash equivalents	685,735	3,541	110,001
Cash and cash equivalents at beginning of year	451,272	447,731	337,730
Cash and cash equivalents at end of year	$1,137,007	$451,272	$447,731

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2006	$122,626	$943,958	$(5,530)	$1,787,746	$155,166	$(7,407)	$13,794	$3,010,353
Consolidated net income	-	-	-	407,792	-	-	3,694	411,486
Translation adjustments	-	-	-	-	157,589	-	(90)	157,499
Unrealized gain (loss) on securities, net	-	-	-	-	-	648	(111)	537
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	(94)	-	(94)
Other employee benefit plan items, net	-	-	-	-	-	(1,867)	-	(1,867)
Comprehensive income								567,561
Amortization of stock-based compensation	-	21,389	-	-	-	-	-	21,389
Shares issued for stock-based compensation awards	2,413	50,473	2,197	-	-	-	-	55,083
Tax benefits related to stock-based compensation awards	-	9,791	-	-	-	-	-	9,791
Repurchase of common stock	-	-	(84,236)	-	-	-	-	(84,236)
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	(12,143)	(12,143)
Adjustment to initially apply change in accounting for sabbatical liability	-	-	-	(10,794)	-	-	-	(10,794)
Balance at December 31, 2007	125,039	1,025,611	(87,569)	2,184,744	312,755	(8,720)	5,144	3,557,004
Consolidated net income (loss)	-	-	-	(613,739)	-	-	104	(613,635)
Translation adjustments	-	-	-	-	(140,227)	-	(127)	(140,354)
Unrealized loss on securities, net	-	-	-	-	-	(14,678)	-	(14,678)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	(1,032)	-	(1,032)
Other employee benefit plan items, net	-	-	-	-	-	(12,482)	-	(12,482)
Comprehensive loss								(782,181)
Amortization of stock-based compensation	-	18,092	-	-	-	-	-	18,092
Shares issued for stock-based compensation awards	9	(8,719)	13,059	-	-	-	-	4,349
Tax benefits related to stock-based compensation awards	-	318	-	-	-	-	-	318
Repurchase of common stock	-	-	(115,763)	-	-	-	-	(115,763)
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	(4,769)	(4,769)
Balance at December 31, 2008	$125,048	$1,035,302	$(190,273)	$1,571,005	$172,528	$(36,912)	$352	$2,677,050

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2008	$125,048	$1,035,302	$(190,273)	$1,571,005	$172,528	$(36,912)	$352	$2,677,050
Consolidated net income (loss)	-	-	-	123,512	-	-	(7)	123,505
Translation adjustments	-	-	-	-	56,491	-	(8)	56,483
Unrealized gain on securities, net	-	-	-	-	-	22,844	-	22,844
Unrealized gain on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	1,132	-	1,132
Other employee benefit plan items, net	-	-	-	-	-	3,521	-	3,521
Comprehensive income								207,485
Amortization of stock-based compensation	-	33,017	-	-	-	-	-	33,017
Shares issued for stock-based compensation awards	239	(9,604)	13,599	-	-	-	-	4,234
Tax benefits related to stock-based compensation awards	-	(2,011)	-	-	-	-	-	(2,011)
Repurchase of common stock	-	-	(2,478)	-	-	-	-	(2,478)
Balance at December 31, 2009	$125,287	$1,056,704	$(179,152)	$1,694,517	$229,019	$(9,415)	$337	$2,917,297

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

Subsequent Events

The company evaluated subsequent events through February 3, 2010, the issuance date of these consolidated financial statements.

Accounting Standards Codification

During 2009, the company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-01, "Amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles" (the "Codification").  The Codification became the single source of authoritative GAAP in the United States, other than rules and interpretive releases issued by the United States Securities and Exchange Commission ("SEC"). The Codification reorganized GAAP into a topical format that eliminates the previous GAAP hierarchy and instead established two levels of guidance – authoritative and nonauthoritative.  All non-grandfathered, non-SEC accounting literature that was not included in the Codification became nonauthoritative. The adoption of the Codification did not change previous GAAP, but rather simplified user access to all authoritative literature related to a particular accounting topic in one place.  Accordingly, the adoption had no impact on the company’s consolidated financial position or results of operations.  All prior references to previous GAAP in the company’s consolidated financial statements were updated for the new references under the Codification.

Noncontrolling Interests

Effective January 1, 2009, the company adopted the FASB Accounting Standards Codification ("ASC") Topic 810-10-65.  ASC Topic 810-10-65 requires that noncontrolling interests be reported as a component of equity; net income attributable to the parent and the noncontrolling interest be separately identified in the consolidated results of operations; changes in a parent's ownership interest be treated as equity transactions if control is maintained; and upon a loss of control, any gain or loss on the interest be recognized in the consolidated results of operations.  ASC Topic 810-10-65 also requires expanded disclosures to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. The adoption of the provisions of ASC Topic 810-10-65 did not materially impact the company's consolidated financial position or results of operations.  Prior period amounts were reclassified to conform to the current period presentation.

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.  The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally three to ten years.  Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software.  Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years.

Identifiable Intangible Assets

Identifiable intangible assets are generally the result of acquisitions and consist primarily of customer relationships, trade names, non-competition agreements, a long-term procurement agreement, customer databases, and sales backlog.  Identifiable intangible assets are included in "Other assets" in the company's consolidated balance sheets.  Amortization of definite-lived intangible assets is computed on the straight-line method over the estimated useful lives of the assets, while indefinite-lived intangible assets are not amortized.  The weighted average useful life of customer relationships is approximately 12 years.  The useful life of other intangible assets ranges from one to five years.  Identifiable intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the first day of the fourth quarter.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Investments

Investments are accounted for using the equity method if the investment provides the company the ability to exercise significant influence, but not control, over an investee.  Significant influence is generally deemed to exist if the company has an ownership interest in the voting stock of the investee between 20% and 50%, although other factors, such as representation on the investee's Board of Directors, are considered in determining whether the equity method is appropriate. The company records its investments in equity method investees meeting these characteristics as "Investments in affiliated companies" in the company's consolidated balance sheets.

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are accounted for under the cost method, if private, or as available-for-sale, if public, and are included in "Other assets" in the company's consolidated balance sheets.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary.  When the decline is

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. When the decline is determined to be temporary, the unrealized losses are included in the shareholders' equity section in the company's consolidated balance sheets in "Other." The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

•	broad economic factors impacting the investee's industry;
•	publicly available forecasts for sales and earnings growth for the industry and investee; and
•	the cyclical nature of the investee's industry.

The company could incur an impairment charge in future periods if, among other factors, the investee's future earnings differ from currently available forecasts.

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

Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific and each of the two regional businesses within the global Enterprise Computing Solutions ("ECS") business segment, which are North America and Europe.  Prior to 2009, the North America and Europe reporting units within the global ECS business segment were evaluated as a single reporting unit.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach.  The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.  During 2009 and 2008, as a result of significant declines in macroeconomic conditions, the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology.  The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Foreign Currency Translation

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date, with the related translation gains or losses reported as a separate component of shareholders' equity in the company's consolidated balance sheets. The results of international operations are translated at the monthly average exchange rates.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2009, the company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of consolidated net income (loss), foreign currency translation adjustments, unrealized gains or losses on securities, and interest rate swaps designated as cash flow hedges, in addition to other employee benefit plan items.  Unrealized gains or losses on securities are net of any reclassification adjustments for realized gains or losses included in consolidated net income (loss).  Except for unrealized gains or losses resulting from the company's cross-currency swaps, foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as investments in international affiliates are deemed to be permanent.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the expected term of the award on a straight-line basis.  Stock-based compensation expense related to awards with a market or performance condition is recognized over the expected term of the award utilizing the graded vesting method.  The company recorded, as a component of selling, general and administrative expenses ("SG&A"), amortization of stock-based compensation of $33,017, $18,092, and $21,389 in 2009, 2008, and 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments: global components and global ECS.

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured.  Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically were not material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with FASB ASC Topic 605-45-45. Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

Shipping and Handling Costs

Shipping and handling costs included in SG&A totaled $54,006, $73,617, and $67,911 in 2009, 2008, and 2007, respectively.

Sabbatical Liability

Effective January 1, 2007, the company adopted FASB ASC Topic 710-10-25.  ASC Topic 710-10-25 requires that compensation expense associated with a sabbatical leave, or other similar benefit arrangements, be accrued over the requisite service period during which an employee earns the benefit.  Upon adoption, the company recognized a liability of $18,048 and a cumulative-effect adjustment to retained earnings of $10,794, net of related taxes.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In October 2009, the FASB issued Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-14 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-14.

In June 2009, the FASB issued FASB Statement No. 166, "Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140" ("Statement No. 166"), codified in ASC Topic 810-10.  Statement No. 166, among other things, eliminates the concept of a "qualifying special-purpose entity," changes the requirements for derecognizing financial assets, and requires additional disclosures about transfers of financial assets.  Statement No. 166 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 166 is not anticipated to impact the company's consolidated financial position or results of operations.

In June 2009, the FASB issued FASB Statement No. 167, "Amendments to FASB Interpretation No. ("FIN") 46(R)" ("Statement No. 167"), codified in ASC Topic 810-10.  Statement No. 167, among other things, requires a qualitative rather than a quantitative analysis to determine the primary beneficiary of a variable interest entity ("VIE"), amends FIN 46(R)’s consideration of related party relationships in the determination of the primary beneficiary of a VIE, amends certain guidance in FIN 46(R) for determining whether an entity is a VIE, requires continuous assessments of whether an enterprise is the primary beneficiary of a VIE, and requires enhanced disclosures about an enterprise’s involvement with a VIE.  Statement No. 167 is effective for annual reporting periods beginning after November 15, 2009.  The adoption of the provisions of Statement No. 167 is not anticipated to impact the company's consolidated financial position or results of operations.

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

The results of operations of the below acquisitions were included in the company's consolidated results from their respective dates of acquisition.

2009

On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche") for a purchase price of $174,100, which includes cash acquired of $4,036 and is subject to a final working capital adjustment.  The purchase price does not reflect the present value of the income tax benefits the company will receive relating to the deductibility of intangible assets for income tax purposes, which are

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

estimated to be approximately $25,000.  Petsche headquartered in Arlington, Texas, is a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets. With approximately 250 employees, Petsche provides value-added distribution services to over 3,500 customers in the United States, Canada, Mexico, the United Kingdom, France, and Belgium.  Total Petsche sales for 2009 were approximately $190,000.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Petsche acquisition:

Accounts receivable, net	$32,208
Inventories	50,403
Prepaid expenses and other assets	661
Property, plant and equipment	2,831
Identifiable intangible assets	80,900
Cost in excess of net assets of companies acquired	19,048
Accounts payable	(12,551)
Accrued expenses	(3,383)
Other liabilities	(53)
Cash consideration paid, net of cash acquired	$170,064

The company allocated $26,300 of the purchase price to intangible assets relating to customer relationships, with a useful life of 15 years, $52,000 to trade names with an indefinite useful life, and $2,600 to other intangible assets (consisting of non-competition agreements and sales backlog), with useful lives ranging from one to three years.

The cost in excess of net assets of companies acquired related to the Petsche acquisition was recorded in the company's global components business segment.  Substantially all of the intangible assets related to the Petsche acquisition are expected to be deductible for income tax purposes.

The following table summarizes the company's unaudited consolidated results of operations for 2009 and 2008 as well as the unaudited pro forma consolidated results of operations of the company, as though the Petsche acquisition occurred on January 1:

	For the Years Ended December 31,
	2009		2008
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$14,684,101	$14,867,421	$16,761,009	$16,977,405
Net income (loss) attributable to shareholders	123,512	133,568	(613,739)	(603,554)
Net income (loss) per share:
Basic	$1.03	$1.11	$(5.08)	$(5.00)
Diluted	$1.03	$1.11	$(5.08)	$(5.00)

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had the Petsche acquisition occurred as of the beginning of 2009 and 2008, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from this acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2008

On June 2, 2008, the company acquired LOGIX S.A. ("LOGIX"), a subsidiary of Groupe OPEN for a purchase price of $205,937, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs.  In addition, $46,663 in debt was assumed.  LOGIX is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries.  Total LOGIX sales for 2007 were approximately $600,000 (approximately €440,000).  For 2008, LOGIX sales of $376,852 were included in the company's consolidated results of operations from the date of acquisition.

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

The cost in excess of net assets of companies acquired related to the LOGIX acquisition was recorded in the company's global ECS business segment.  The intangible assets related to the LOGIX acquisition are not expected to be deductible for income tax purposes.

During 2008, the company acquired Hynetic Electronics and Shreyanics Electronics, a components distribution business in India, ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications, Achieva Ltd., a value-added distributor of semiconductors and electro-mechanical devices, Excel Tech, Inc., the sole Broadcom distributor in Korea, and Eteq Components Pte Ltd, a Broadcom-based components distribution business in the ASEAN region and China.  The impact of these acquisitions was not material to the company's consolidated financial position or results of operations.  Annual sales for these acquisitions were approximately $320,000.

2007

On March 31, 2007, the company acquired from Agilysys, Inc. ("Agilysys") substantially all of the assets and operations of their KeyLink Systems Group business ("KeyLink") for a purchase price of $480,640 in cash, which included acquisition costs and final adjustments based upon a closing audit.  The company also entered into a long-term procurement agreement with Agilysys.  KeyLink, a leading enterprise computing solutions distributor, provides complex solutions from industry leading manufacturers to more than 800 reseller partners.  KeyLink has long-standing reseller relationships that provide the company with significant cross-selling opportunities. KeyLink's highly experienced sales and marketing professionals strengthen the company's existing relationships with value-added resellers ("VARs") and position the company to attract new relationships.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The cost in excess of net assets of companies acquired related to the KeyLink acquisition was recorded in the company's global ECS business segment.  Substantially all of the intangible assets related to the KeyLink acquisition are expected to be deductible for income tax purposes.

During 2007, the company acquired Adilam Pty. Ltd., a leading electronic components distributor in Australia and New Zealand, Centia Group Limited and AKS Group AB, specialty distributors of access infrastructure, security, and virtualization software solutions in Europe, and Universe Electron Corporation, a distributor of semiconductor and multimedia products in Japan.  The impact of these acquisitions was not material to the company's consolidated financial position or results of operations.  Annual sales for these acquisitions were approximately $163,000.

Other

Amortization expense related to identifiable intangible assets for the years ended December 31, 2009, 2008, and 2007 was $15,349, $15,324, and $14,546, respectively.  Amortization expense for each of the years 2010 through 2014 are estimated to be approximately $17,838, $16,082, $14,282, $13,215, and $13,215, respectively.

In July 2007, the company paid $32,685 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related noncontrolling interest, to increase its ownership interest in Ultra Source Technology Corp. ("Ultra Source") from 70.7% to 92.8%.  In January 2008, the company paid $8,699 to increase its ownership interest in Ultra Source to 100%.

Additionally, during 2008, the company paid $4,859, which was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related noncontrolling interest, to increase its ownership interest in other majority-owned subsidiaries.

3.   Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired allocated to the company's business segments follows:

	Global Components	Global ECS	Total

December 31, 2007	$1,091,249	$687,986	$1,779,235
Acquisitions	105,734	84,479	190,213
Impairment charge	(716,925)	(301,855)	(1,018,780)
Other (primarily foreign currency translation)	(26,580)	(18,240)	(44,820)
December 31, 2008	453,478	452,370	905,848
Acquisitions	19,048	-	19,048
Acquisition-related adjustments	601	(8,171)	(7,570)
Other (primarily foreign currency translation)	294	8,676	8,970
December 31, 2009	$473,421	$452,875	$926,296

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired.    The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are North America, EMEASA, and Asia/Pacific and each of the two regional businesses within the global ECS business segment, which are North America and Europe.  Prior to 2009, the North America and Europe reporting units within the global ECS business segment were evaluated as a single reporting unit.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach.  The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.  During 2009 and 2008, as a result of a significant decline in macroeconomic conditions, the company determined that it was prudent to supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology.  The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.  During 2009 and 2008, the company also reconciled its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium.  As of the first day of the fourth quarters of 2007, 2008, and 2009, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company's market capitalization, and the company determined it was necessary to perform an interim goodwill impairment test as of December 31, 2008.  Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEASA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the North America reporting unit within the global components business segment was higher than its carrying value and a step-two analysis was not required.  The results of the step-two impairment analysis indicated that goodwill related to the EMEASA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired.  The company recognized a total non-cash impairment charge of $1,018,780 ($905,069 net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716,925 related to the company's global components business segment and $301,855 related to the company's global ECS business segment.

The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

4.  Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Altech Industries (Pty.) Ltd. ("Altech Industries"), a joint venture with Allied Technologies Limited.  These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the company's investment in Marubun/Arrow, the company's investment and long-term note receivable in Altech Industries, and the company's other equity investments at December 31:

	2009	2008

Marubun/Arrow	$37,649	$34,881
Altech Industries	15,361	11,888
Other	-	19
	$53,010	$46,788

The equity in earnings (loss) of affiliated companies for the years ended December 31 consists of the following:

	2009	2008	2007

Marubun/Arrow	$3,745	$5,486	$5,440
Altech Industries	1,004	1,233	1,550
Other	(18)	(170)	(84)
	$4,731	$6,549	$6,906

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2009, the company's pro-rata share of this debt was approximately $6,100. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

5.   Accounts Receivable

The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2010.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets.  Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.225% at December 31, 2009).  The facility fee is ..125%.

The company had no outstanding borrowings under the asset securitization program at December 31, 2009 and 2008.

Accounts receivable, net, consists of the following at December 31:

	2009	2008

Accounts receivable	$3,175,815	$3,140,076
Allowance for doubtful accounts	(39,674)	(52,786)
Accounts receivable, net	$3,136,141	$3,087,290

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

6.   Debt

Short-term borrowings, including current portion of long-term debt, consist of the following at December 31:

	2009	2008

9.15% senior notes, due 2010	$69,544	$-
Cross-currency swap, due 2010	41,943	-
Interest rate swaps designated as fair value hedges	2,036	-
Short-term borrowings in various countries	9,572	52,893
	$123,095	$52,893

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at December 31, 2009 and 2008 were 3.5% and 3.6%, respectively.

Long-term debt consists of the following at December 31:

	2009	2008

9.15% senior notes, due 2010	$-	$199,994
Bank term loan, due 2012	200,000	200,000
6.875% senior notes, due 2013	349,765	349,694
6.875% senior debentures, due 2018	198,241	198,032
6.00% notes, due 2020	299,909	-
7.5% senior debentures, due 2027	197,610	197,470
Cross-currency swap, due 2010	-	36,467
Cross-currency swap, due 2011	12,497	9,985
Interest rate swaps designated as fair value hedges	9,556	21,394
Other obligations with various interest rates and due dates	8,560	10,949
	$1,276,138	$1,223,985

The 7.5% senior debentures are not redeemable prior to their maturity.  The 9.15% senior notes, 6.875% senior notes, 6.875% senior debentures, and 6.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value at December 31, using quoted market prices, follow:

	2009	2008

9.15% senior notes, due 2010	$73,000	$206,000
6.875% senior notes, due 2013	378,000	329,000
6.875% senior debentures, due 2018	214,000	160,000
6.00% notes, due 2020	300,000	-
7.5% senior debentures, due 2027	208,000	152,000

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The carrying amounts of the company's short-term borrowings, bank term loan, and other obligations approximate their fair value.

Annual payments of borrowings during each of the years 2010 through 2014 are $123,095, $13,228, $200,405, $359,423, and 7,322, respectively, and $695,760 for all years thereafter.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at December 31, 2009). The facility fee related to the revolving credit facility is .125%.  The company had no outstanding borrowings under the revolving credit facility at December 31, 2009 and 2008.  The company also entered into a $200,000 term loan with the same group of banks, which is repayable in full in January 2012.  Interest on the term loan is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.60% at December 31, 2009).

The revolving credit facility and the asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2009 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2009, the company repurchased $130,455 principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating a portion of the interest rate swaps aggregated $5,312 ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

During 2009, the company completed the sale of $300,000 principal amount of 6.00% notes due in 2020.  The net proceeds of the offering of $297,430 were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.

Interest and other financing expense, net, includes interest income of $2,964, $5,337, and $5,726 in 2009, 2008, and 2007, respectively.  Interest paid, net of interest income, amounted to $79,952, $96,993, and $98,881 in 2009, 2008, and 2007, respectively.

7.  Financial Instruments Measured at Fair Value

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$744,125	$-	$744,125
Available-for-sale securities	56,464	-	-	56,464
Interest rate swaps	-	11,592	-	11,592
Cross-currency swaps	-	(54,440)	-	(54,440)
	$56,464	$701,277	$-	$757,741

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2008:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$198,800	$-	$198,800
Available-for-sale securities	21,187	-	-	21,187
Interest rate swaps	-	19,541	-	19,541
Cross-currency swaps	-	(46,452)	-	(46,452)
	$21,187	$171,889	$-	$193,076

Available-For-Sale Securities

The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows at December 31:

	2009		2008
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	4,408	31,242	-	373
Fair value	$14,424	$42,040	$10,016	$11,171

The fair value of these investments is included in "Other assets" in the company's consolidated balance sheets, and the related net unrealized holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.

During 2008, the company determined that an other-than-temporary decline in the fair value of Marubun occurred based upon various factors including the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment's cost, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which Marubun operates and, accordingly, recorded a loss of $10,030 ($.08 per share on both a basic and diluted basis) on the write-down of this investment.

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

The fair values of derivative instruments in the consolidated balance sheet as of December 31, 2009 follow:

	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value

Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Prepaid expenses	$2,036
Interest rate swaps designated as fair value hedges	Other assets	9,556
Cross-currency swaps designated as net investment hedges	Short-term borrowings	(41,943)
Cross-currency swaps designated as net investment hedges	Long-term debt	(12,497)
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses	406
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(272)
Total derivative instruments designated as hedging instruments		(42,714)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses	2,362
Foreign exchange contracts	Accrued expenses	(1,952)
Total derivative instruments not designated as hedging instruments		410
Total		$(42,304)

The effect of derivative instruments on the consolidated statement of operations for the year ended December 31, 2009 follow:

Gain/(Loss) Recognized in Income

Fair value hedges:
Interest rate swaps (a)	$4,907
Total	$4,907

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(8,574)
Total	$(8,574)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:

Interest rate swaps (c)	$1,853	$-	$-
Foreign exchange contracts (d)	(2,277)	94	-
Total	$(424)	$94	$-

Net Investment Hedges:

Cross-currency swaps (c)	$(7,988)	$-	$536
Total	$(7,988)	$-	$536

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Loss on prepayment of debt" in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of products sold" in the accompanying consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

(d)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Cost of products sold" in the accompanying consolidated statements of operations.

Interest Rate Swaps

The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the accompanying consolidated balance sheets in "Other."  The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200,000.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.94% and 8.19% at December 31, 2009 and 2008, respectively), through its maturity.  In 2009, the company terminated $130,455 aggregate notional amount of the interest rate swaps upon the repayment of a portion of the 9.15% senior notes.  The swaps are classified as fair value hedges and had a fair value of $2,036 and $9,385 at December 31, 2009 and 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.18% and 5.01% at December 31, 2009 and 2008, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $9,556 and $12,009 at December 31, 2009 and 2008, respectively.

Cross-Currency Swaps

The company enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets.  The company’s cross-currency swaps are derivatives designated as net investment hedges.  The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the accompanying consolidated balance sheets and any ineffective portion is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.  As the notional amounts of the company’s cross-currency swaps are expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the "2006 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2006 cross-currency swap effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros.  The 2006 cross-currency swap had a negative fair value of $12,497 and $9,985 at December 31, 2009 and 2008, respectively.

In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the "2005 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2005 cross-currency swap effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros.  The 2005 cross-currency swap had a negative fair value of $41,943 and $36,467 at December 31, 2009 and 2008, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2009 and 2008 was $294,928 and $315,021, respectively.

Other

The carrying amounts of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Cash equivalents consist primarily of overnight time deposits and institutional money market funds with quality financial institutions.  These financial institutions are located in many different geographical regions, and the company's policy is designed to limit exposure with any one institution.  As part of its cash and risk management processes, the company performs periodic evaluations of the relative credit standing of these financial institutions.

8.   Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2009	2008	2007

Current
Federal	$23,078	$55,459	$101,077
State	636	5,510	13,410
International	22,389	43,965	57,549
	46,103	104,934	172,036

Deferred
Federal	20,905	(33,232)	(6)
State	5,995	(1,892)	5,124
International	(7,587)	(53,088)	3,543
	19,313	(88,212)	8,661
	$65,416	$16,722	$180,697

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2009	2008	2007

United States	$108,106	$5,409	$262,068
International	80,815	(602,322)	330,115
Income before income taxes	$188,921	$(596,913)	$592,183

Provision at statutory tax rate	$66,122	$(208,919)	$207,264
State taxes, net of federal benefit	4,310	2,352	12,047
International effective tax rate differential	(16,530)	(28,801)	(54,448)
Non-deductible impairment charge	-	237,602	-
Other non-deductible expenses	2,634	10,424	3,270
Changes in tax accruals and reserves	8,258	4,188	15,838
Other	622	(124)	(3,274)
Provision for income taxes	$65,416	$16,722	$180,697

During 2008, the company recorded a reduction of the provision for income taxes of $8,450 and an increase in interest expense of $1,009 ($962 net of related taxes) primarily related to the settlement of certain international income tax matters covering multiple years.

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

At December 31, 2009, the company had a liability for unrecognized tax benefits of $68,833 (of which $70,036, if recognized, would favorably affect the company's effective tax rate).  The company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months.  A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2009	2008

Balance at beginning of year	$69,719	$77,702
Additions based on tax positions taken during a prior period	12,442	12,179
Reductions based on tax positions taken during a prior period	(9,000)	(19,446)
Additions based on tax positions taken during the current period	742	4,125
Reductions based on tax positions taken during the current period	-	-
Reductions related to settlement of tax matters	(4,994)	(3,866)
Reductions related to a lapse of applicable statute of limitations	(76)	(975)
Balance at end of year	$68,833	$69,719

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations.  Penalties, if any, are recognized as a component of "Selling, general and administrative expenses." In 2009, 2008, and 2007, the company recognized $4,678, $1,476, and $4,149, respectively, of interest expense related to unrecognized tax benefits.  At December 31, 2009 and 2008, the company had a liability for the payment of interest of $13,328 and $11,634, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities.  The following describes the open tax years, by major tax jurisdiction, as of December 31, 2009:

United States – Federal	2005 – present
United States – State	2001 – present
Germany (a)	2007 – present
Hong Kong	2001 – present
Italy (a)	2004 – present
Sweden	2003 – present
United Kingdom	2007 – present

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Prepaid expenses and other assets," "Other assets," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2009	2008

Deferred tax assets:
Net operating loss carryforwards	$52,294	$36,991
Capital loss carryforwards	2,223	2,242
Inventory adjustments	30,680	32,037
Allowance for doubtful accounts	11,280	12,917
Accrued expenses	47,742	43,839
Other comprehensive income items	5,128	23,096
Derivative financial instruments	21,179	18,225
Restructuring and integration reserves	1,613	5,233
Interest carryforward	41,388	16,385
Goodwill	14,652	31,574
Other	-	6,084
	228,179	228,623
Valuation allowance	(68,556)	(43,453)
Total deferred tax assets	$159,623	$185,170

Deferred tax liabilities:
Other	$(6,319)	$-
Total deferred tax liabilities	$(6,319)	$-
Total net deferred tax assets	$153,304	$185,170

At December 31, 2009, certain international subsidiaries had tax loss carryforwards of approximately $166,821 expiring in various years after 2010.  Deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $48,285 as of December 31, 2009 were recorded with a corresponding valuation allowance of $16,941. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the international effective tax rate differential.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $1,425,643 at December 31, 2009. No deferred U.S. federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $90,340, $144,215, and $189,620 in 2009, 2008, and 2007, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

9.    Restructuring, Integration, and Other Charges

In 2009, 2008, and 2007, the company recorded restructuring, integration, and other charges of $105,514 ($75,720 net of related taxes or $.63 per share on both a basic and diluted basis), $80,955 ($61,867 net of related taxes of $.51 per share on both a basic and diluted basis), and $11,745 ($7,036 net of related taxes or $.06 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges for 2009, 2008, and 2007:

	2009	2008	2007

Current year restructuring charge	$100,274	$69,836	$9,708
Current year integration charge	-	551	2,944
Adjustments to prior year restructuring accruals	2,643	(322)	(907)
Adjustments to prior year integration accruals	(1,279)	-	-
Acquisition-related expenses	3,876	-	-
Preference claim from 2001	-	10,890	-
	$105,514	$80,955	$11,745

2009 Restructuring Charge

The following table presents the components of the 2009 restructuring charge of $100,274 and activity in the related restructuring accrual for 2009:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$90,896	$8,016	$1,362	$100,274
Payments	(65,524)	(1,747)	(1,138)	(68,409)
Foreign currency translation	8	18	-	26
December 31, 2009	$25,380	$6,287	$224	$31,891

The restructuring charge of $100,274 in 2009 primarily includes personnel costs of $90,896 and facilities costs of $8,016.  The personnel costs are related to the elimination of approximately 1,605 positions within the global components business segment and approximately 320 positions within the global ECS business segment.  The facilities costs are related to exit activities for 28 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2008 Restructuring Charge

The following table presents the components of the 2008 restructuring charge of $69,836 and activity in the related restructuring accrual for 2008 and 2009:

	Personnel Costs	Facilities	Asset Write- Downs	Other	Total

Restructuring charge	$39,383	$4,305	$25,423	$725	$69,836
Payments	(24,238)	(474)	-	(225)	(24,937)
Non-cash usage	-	-	(25,423)	-	(25,423)
Reclassification of capital lease	-	810	-	-	810
Foreign currency translation	(949)	78	-	-	(871)
December 31, 2008	14,196	4,719	-	500	19,415
Restructuring charge (credit)	505	141	2,112	(49)	2,709
Payments	(13,069)	(2,308)	-	(55)	(15,432)
Non-cash usage	-	-	(2,112)	(197)	(2,309)
Foreign currency translation	(75)	84	-	9	18
December 31, 2009	$1,557	$2,636	$-	$208	$4,401

The restructuring charge of $69,836 in 2008 primarily includes personnel costs of $39,383, facility costs of $4,305, and a write-down of a building and related land of $25,423.  These initiatives are the result of the company's continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations.  The facilities costs are related to the exit activities of 9 vacated facilities in North America and Europe.  During the fourth quarter of 2008, the company recorded an impairment charge of $25,423 in connection with an approved plan to actively market and sell a building and related land in North America within the company's global components business segment.  The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.  During 2009, the company recorded an impairment charge of $2,112 as a result of further declines in real estate valuations.  As of December 31, 2009 and 2008, the assets were designated as held-for-sale, and the carrying values of $7,388 and $9,500, respectively, were included in "Prepaid expenses and other assets" on the company's consolidated balance sheets.  The sale is expected to be completed in the first quarter of 2010.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2007 Restructuring Charge

The following table presents the components of the 2007 restructuring charge of $9,708 and activity in the related restructuring accrual for 2007, 2008, and 2009:

	Personnel Costs	Facilities	Other	Total

Restructuring charge (credit)	$11,312	$(1,947)	$343	$9,708
Payments/proceeds	(7,563)	7,896	(258)	75
Foreign currency translation	66	(133)	(71)	(138)
December 31, 2007	3,815	5,816	14	9,645
Restructuring charge	586	540	-	1,126
Payments	(3,807)	(1,245)	(14)	(5,066)
Foreign currency translation	(129)	(1,286)	-	(1,415)
December 31, 2008	465	3,825	-	4,290
Restructuring charge	-	144	-	144
Payments	(461)	(663)	-	(1,124)
Foreign currency translation	(4)	300	-	296
December 31, 2009	$-	$3,606	$-	$3,606

The restructuring charge of $9,708 in 2007 primarily includes personnel costs of $11,312 and a facilities credit of $1,947.  The personnel costs are related to the elimination of approximately 400 positions.  These positions were primarily within the company's global components business segment in North America and related to the company's continued focus on operational efficiency.  The facilities credit is primarily related to a gain on the sale of the Harlow, England facility of $8,506 that was vacated in 2007.  This was offset by facilities costs of $6,559, primarily related to exit activities for a vacated facility in Europe due to the company's continued efforts to reduce real estate costs.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Restructuring Accrual Related to Actions Taken Prior to 2007

The following table presents the activity in the restructuring accrual during 2007, 2008, and 2009 related to actions taken prior to 2007:

	Personnel Costs	Facilities	Other	Total

December 31, 2006	$2,601	$3,051	$2,806	$8,458
Restructuring charge (credit)	(506)	961	(1,362)	(907)
Payments	(1,782)	(1,457)	-	(3,239)
Foreign currency translation	32	169	183	384
December 31, 2007	345	2,724	1,627	4,696
Restructuring credit	(73)	(124)	(1,251)	(1,448)
Payments	(59)	(1,006)	-	(1,065)
Non-cash usage	-	-	(201)	(201)
Foreign currency translation	(6)	(181)	105	(82)
December 31, 2008	207	1,413	280	1,900
Restructuring charge (credit)	-	60	(270)	(210)
Payments	(42)	(1,120)	-	(1,162)
Foreign currency translation	3	81	(10)	74
December 31, 2009	$168	$434	$-	$602

Integration

Included in the restructuring, integration, and other charges referenced above is an integration credit of $1,279 for 2009, primarily related to adjustments to integration reserves established in prior years, an integration charge of $551 for 2008, primarily related to the ACI and KeyLink acquisitions, and an integration charge of $2,944 for 2007, primarily related to the acquisition of KeyLink.

The following table presents the integration charge and activity for 2007, 2008, and 2009:

	Personnel Costs	Facilities	Other	Total

December 31, 2006	$-	$2,735	$658	$3,393
Integration costs (a)	1,666	(535)	2,609	3,740
Payments	(1,109)	(684)	(251)	(2,044)
Foreign currency translation	-	58	-	58
December 31, 2007	557	1,574	3,016	5,147
Integration costs (b)	774	435	(323)	886
Payments	(1,091)	(1,186)	-	(2,277)
Foreign currency translation	-	11	-	11
December 31, 2008	240	834	2,693	3,767
Integration credit	(207)	(3)	(1,069)	(1,279)
Payments	(30)	(831)	(10)	(871)
December 31, 2009	$3	$-	$1,614	$1,617

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

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $42,117 at December 31, 2009, of which $41,685 is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $27,108 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $12,963 relate to vacated leased properties that have scheduled payments of $5,604 in 2010, $2,884 in 2011, $1,766 in 2012, $1,583 in 2013, $615 in 2014, and $511 thereafter.

•	Other accruals of $2,046 are expected to be utilized over several years.

Acquisition-Related Expenses

In 2009, the company recorded acquisition-related expenses of $2,841 related to contingent consideration for an acquisition completed in a prior year which was conditional upon the financial performance of the acquired company and the continued employment of the selling shareholders.  In addition, the company recorded other acquisition-related expenses of $1,035.

Preference Claim From 2001

In 2008, an opinion was rendered in a bankruptcy proceeding (Bridge Information Systems, et. anno v. Merisel Americas, Inc. & MOCA) in favor of Bridge Information Systems ("Bridge"), the estate of a former global ECS customer that declared bankruptcy in 2001.  The proceeding is related to sales made in 2000 and early 2001 by the MOCA division of ECS, a company Arrow purchased from Merisel Americas in the fourth quarter of 2000.  The court held that certain of the payments received by the company at the time were preferential and must be returned to Bridge.  Accordingly, during 2008, the company recorded a charge of $10,890, in connection with the preference claim from 2001, including legal fees.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

10.  Shareholders' Equity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Common stock outstanding at December 31, 2006	122,626	207	122,419
Shares issued for stock-based compensation awards	2,413	(70)	2,483
Repurchases of common stock	-	2,075	(2,075)
Common stock outstanding at December 31, 2007	125,039	2,212	122,827
Shares issued for stock-based compensation awards	9	(313)	322
Repurchases of common stock	-	3,841	(3,841)
Common stock outstanding at December 31, 2008	125,048	5,740	119,308
Shares issued for stock-based compensation awards	239	(418)	657
Repurchases of common stock	-	137	(137)
Common stock outstanding at December 31, 2009	125,287	5,459	119,828

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar.  There were no shares of serial preferred stock outstanding at December 31, 2009 and 2008.

11.  Net Income (Loss) Per Share

The following table sets forth the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2009	2008	2007

Net income (loss) attributable to shareholders, as reported	$123,512	$(613,739)	$407,792
Net income (loss) per share:
Basic	$1.03	$(5.08)	$3.31
Diluted (a)	$1.03	$(5.08)	$3.28
Weighted average shares outstanding-basic	119,800	120,773	123,176
Net effect of various dilutive stock-based compensation awards	689	-	1,253
Weighted average shares outstanding-diluted	120,489	120,773	124,429

(a)
Stock-based compensation awards for the issuance of 3,851, 4,368, and 43 shares for the years ended December 31, 2009, 2008, and 2007, respectively, were excluded from the computation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

12.   Employee Stock Plans

Omnibus Plan

The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

and the 1999 CEO Bonus Plan (collectively, the "Prior Plans").  The Omnibus Plan broadens the array of equity alternatives available to the company when designing compensation incentives.  The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company's Board of Directors (the "Compensation Committee") determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.

Under the terms of the Omnibus Plan, a maximum of 13,300,000 shares of common stock may be awarded, subject to adjustment.  There were 3,715,621 and 6,957,960 shares available for grant under the Omnibus Plan as of December 31, 2009 and 2008, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan.  Generally, shares are counted against the authorization only to the extent that they are issued.  Restricted stock, restricted stock units, and performance shares count against the authorization at a rate of 1.69 to 1.

After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options.  ISOs may only be granted to employees, subsidiaries, and affiliates.  The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options granted under the Prior Plans become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors, which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2008	4,367,941	$31.42
Granted	832,092	17.00
Exercised	(247,056)	17.14
Forfeited	(427,531)	31.89
Outstanding at December 31, 2009	4,525,446	29.50	77 months	$16,246
Exercisable at December 31, 2009	2,656,057	30.86	63 months	$5,883

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2009 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2009.  This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2009, 2008, and 2007 was $2,106, $1,398, and $30,739, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Cash received from option exercises during 2009, 2008, and 2007 was $4,234, $4,392, and $55,228, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows.   The actual tax benefit realized from share-based payment awards during 2009, 2008, and 2007 was $3,025, $3,551, and $11,249, respectively.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2009	2008	2007

Volatility (percent) *	35	33	29
Expected term (in years) **	5.9	5.5	3.6
Risk-free interest rate (percent) ***	2.1	2.9	4.6

*	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.
**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.
***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $6.07, $11.63, and $11.03 during 2009, 2008, and 2007, respectively.

Performance Shares

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance unit and/or performance share awards.  The fair value of a performance unit award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance shares will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 200% of the initial award.  Compensation expense is recognized using the graded vesting method over the service period, which is generally two to four years and is adjusted each period based on the current estimate of performance compared to the target metric.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Non-Employee Director Awards

The company's Board of Directors (the "Board") shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director.  Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $90.  All restricted stock units are settled in common stock one year following the director's separation from the Board.

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director's annual retainer fee is deferred and converted into units based on the fair market value of the company's stock as of the date it was payable.  Upon a non-employee director's retirement from the Board, each unit in their deferral account will be converted into a share of company stock and distributed to the non-employee director as soon as practicable following such date.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, restricted stock, restricted stock units, and non-employee director awards for 2009:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at December 31, 2008	1,427,247	$33.88
Granted	2,079,254	17.23
Vested	(472,871)	32.35
Forfeited	(400,095)	31.51
Non-vested shares at December 31, 2009	2,633,535	21.37

As of December 31, 2009, there was $29,868 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.8 years.  The total fair value of shares vested during 2009, 2008, and 2007 was $8,809, $10,313, and $11,803, respectively.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company's common stock.  Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan in 2009 which pertained to 2008 were $0, and contributions to the plan in 2008 which pertained to 2007 were $10,857.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13.  Employee Benefit Plans

Supplemental Executive Retirement Plans ("SERP")

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement.  There are 12 current and 13 former corporate officers participating in this plan.  The Board determines those employees who are eligible to participate in the Arrow SERP.

The Arrow SERP, as amended, provides for the pension benefits to be based on a percentage of average final compensation, based on years of participation in the Arrow SERP. The Arrow SERP permits early retirement, with payments at a reduced rate, based on age and years of service subject to a minimum retirement age of 55. Participants whose accrued rights under the Arrow SERP, prior to the 2002 amendment, which were adversely affected by the amendment, will continue to be entitled to such greater rights.

The company acquired Wyle Electronics ("Wyle") in 2000.  Wyle also sponsored an unfunded SERP for certain of its executives. Benefit accruals for the Wyle SERP were frozen as of December 31, 2000.  There are 19 participants in this plan.

The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP.  Pension information for the years ended December 31 is as follows:

	2009	2008

Accumulated benefit obligation	$49,058	$46,286

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$53,885	$53,065
Service cost (Arrow SERP)	2,320	2,587
Interest cost	3,017	2,929
Actuarial (gain)/loss	848	(1,768)
Benefits paid	(3,018)	(2,928)
Projected benefit obligation at end of year	$57,052	$53,885

Funded status	$(57,052)	$(53,885)

Components of net periodic pension cost:
Service cost (Arrow SERP)	$2,320	$2,587
Interest cost	3,017	2,929
Amortization of net loss	(174)	321
Amortization of prior service cost (Arrow SERP)	591	549
Amortization of transition obligation (Arrow SERP)	410	411
Net periodic pension cost	$6,164	$6,797

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	6.00%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2009	2008
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	6.00%	5.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high quality corporate bond.  The rate of compensation increase is determined by the company, based upon its long-term plans for such increases. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

Benefit payments are expected to be paid as follows:

2010	$3,674
2011	3,656
2012	3,789
2013	3,820
2014	3,780
2015 - 2019	22,242

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Wyle Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan.  Benefits under this plan were frozen as of December 31, 2000 and former participants were permitted to participate in the company's employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan.  Pension information for the years ended December 31 is as follows:

	2009	2008

Accumulated benefit obligation	$108,124	$101,077

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$101,077	$101,494
Interest cost	5,844	5,769
Actuarial (gain)/loss	6,444	(1,033)
Benefits paid	(5,241)	(5,153)
Projected benefit obligation at end of year	$108,124	$101,077

Changes in plan assets:
Fair value of plan assets at beginning of year	$62,328	$81,364
Actual return on plan assets	13,821	(19,691)
Company contributions	4,500	5,808
Benefits paid	(5,241)	(5,153)
Fair value of plan assets at end of year	$75,408	$62,328

Funded status	$(32,716)	$(38,749)

Components of net periodic pension cost:
Interest cost	$5,844	$5,769
Expected return on plan assets	(5,048)	(6,830)
Amortization of net loss	3,526	1,552
Net periodic pension cost	$4,322	$491

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	6.00%	5.75%
Expected return on plan assets	8.00%	8.50%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

represents the market rate for a high quality corporate bond.  The expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets.  The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $4,500 in 2009 and expects to make estimated contributions in 2010 of $600.

Benefit payments are expected to be paid as follows:

2010	$6,035
2011	6,072
2012	6,176
2013	6,311
2014	6,430
2015 - 2019	34,141

The fair values of the company’s pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 7, follow:

	Level 1	Level 2	Level 3	Total

Cash Equivalents:
Common collective trusts	$-	$879	$-	$879

Equities:
U.S. common stocks	25,063	-	-	25,063
International mutual funds	11,281	-	-	11,281
Index mutual funds	12,428	-	-	12,428

Fixed Income:
Mutual funds	25,031	-	-	25,031
Insurance contracts	-	726	-	726
Total	$73,803	$1,605	$-	$75,408

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

Comprehensive Income items

In 2009, 2008, and 2007, actuarial (gains)/losses of $(1,038), $14,045, and $3,749, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans.  In 2009, 2008, and 2007, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost:  transition obligation of $251, $299, and $293, respectively, prior service cost of $186, $323, and $315,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

respectively, and an actuarial loss of $2,019, $939, and $1,274, respectively.

Included in accumulated other comprehensive loss at December 31, 2009 and 2008 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $506 and $757, respectively, unrecognized prior service costs of $103 and $289, respectively, and unrecognized actuarial losses of $28,893 and $31,950, respectively.

The transition obligation, prior service cost, and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2010 are $18, $159, and $2,759, respectively.

Defined Contribution Plan

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $7,821, $9,420, and $8,783 in 2009, 2008, and 2007, respectively.  Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $15,588, $17,759, and $11,113 in 2009, 2008, and 2007, respectively.

14.  Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2022.  Rental expense under non-cancelable operating leases, net of sublease income, amounted to $57,612, $67,334, and $60,173 in 2009, 2008, and 2007, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2010	$53,036
2011	42,755
2012	31,876
2013	25,932
2014	16,365
Thereafter	14,180

15.  Contingencies

Tekelec Matters

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders.  Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333.  The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Environmental and Related Matters

Wyle Claims

In connection with the 2000 purchase of Wyle from the VEBA Group ("VEBA"), the company assumed certain of the then outstanding obligations of Wyle, including Wyle's 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company’s purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified.  Each site will require remediation, the final form and cost of which is undetermined.

Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly–traded, German conglomerate in June 2000.  The combined entity, now known as E.ON AG, remains responsible for VEBA’s liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment.  Neither the company’s demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.

Related Litigation

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany.  The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site.  In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000.  The company is in the process of preparing a response to the counterclaim.  The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously.  The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company’s consolidated financial position, liquidity, or results of operations.  The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and will continue well into 2010.

The company was named as a defendant in several suits related to the Norco facility, all of which were consolidated for pre-trial purposes. In January 2005, an action was filed in the California Superior Court in Riverside County, California (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al.).  Approximately 90 plaintiff landowners and residents sued a number of defendants under a variety of theories for unquantified damages allegedly caused by environmental contamination at and around the Norco site. Also filed in the Superior Court in Riverside County were Jimmy Gandara, et al. v. Wyle Laboratories, Inc. et al. in January 2006, and Lisa Briones, et al. v. Wyle Laboratories, Inc. et al. in May 2006; both of which contain allegations similar to those in the Austin case on behalf of approximately 20 additional plaintiffs.  All of these matters have now been resolved to the satisfaction of the parties.

The company was also named as a defendant in a lawsuit filed in September 2006 in the United States District Court for the Central District of California (Apollo Associates, L.P., et anno. v. Arrow Electronics, Inc. et al.) in connection with alleged contamination at a third site, an industrial building formerly leased by Wyle Laboratories, in El Segundo, California. The lawsuit was settled, though the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.

Environmental Matters – Huntsville

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama.  Under the direction of the Alabama Department of Environmental Management, approximately $3,000 was spent to date.  The pace of the ongoing remedial investigations, project management and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $1,000.  The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $2,500 and $4,000.

Environmental Matters – Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site.  In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008.  The development of a final Remedial Action Work Plan is ongoing.  An estimated $28,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site.  In the first quarter of 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area.  Approximately $8,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $9,650 to $20,250.

Costs categories related to environmental activities at Norco include those for project management and regulatory oversight, remedial investigations, feasibility studies, and interim remedial actions.  Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight.

The company currently estimates that the additional cost of project management and regulatory oversight will range from $500 to $750. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 and $700.

Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above.  The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable.  Accordingly, the company increased the receivable for amounts due from E.ON AG by $7,293 during 2009 to $40,912.  The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville.  Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13,000 from them to date.   The company has sued certain of the umbrella liability policy carriers, however, because they have yet to make payment on the tendered losses.

The company believes strongly in the merits of its positions regarding the E.ON AG indemnity and the liabilities of the insurance carriers.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, labor, product, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company’s consolidated financial position, liquidity, or results of operations.

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

Sales and operating income (loss), by segment, for the years ended December 31 follows:

	2009	2008	2007

Sales:
Global components	$9,751,305	$11,319,482	$11,223,751
Global ECS	4,932,796	5,441,527	4,761,241
Consolidated	$14,684,101	$16,761,009	$15,984,992

Operating income (loss):
Global components	$318,866	$533,126	$604,217
Global ECS	167,748	196,269	202,223
Corporate (a)	(213,827)	(1,222,964)	(119,535)
Consolidated	$272,787	$(493,569)	$686,905

(a)
Includes restructuring, integration, and other charges of $105,514, $80,955, and $11,745 in 2009, 2008, and 2007, respectively. Also included in 2008 is a non-cash impairment charge of $1,018,780 associated with goodwill.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Total assets, by segment, at December 31 follow:

	2009	2008

Global components	$4,512,141	$4,093,118
Global ECS	2,258,803	2,325,095
Corporate	991,422	700,072
Consolidated	$7,762,366	$7,118,285

Sales, by geographic area, for the years ended December 31 follow:

	2009	2008	2007

North America (b)	$7,017,389	$8,366,124	$8,565,247
EMEASA	4,287,405	5,392,805	4,970,585
Asia/Pacific	3,379,307	3,002,080	2,449,160
	$14,684,101	$16,761,009	$15,984,992

(b)	Includes sales related to the United States of $6,374,447, $7,705,048, and $7,962,526 in 2009, 2008, and 2007, respectively.

Net property, plant and equipment, by geographic area, at December 31 follow:

	2009	2008

North America (c)	$381,581	$324,385
EMEASA	62,206	68,215
Asia/Pacific	16,919	17,940
	$460,706	$410,540

(c)	Includes net property, plant and equipment related to the United States of $380,576 and $323,561 in 2009 and 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Quarterly Financial Data (Unaudited)

During 2009, the company began operating on a revised interim quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter.  There were 65, 63, and 65 shipping days for the first, second, and third quarters of 2009 compared with 64, 64, and 65 shipping days for each of the year-earlier periods, respectively.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

2009
Sales	$3,417,428		$3,391,823		$3,671,865		$4,202,985
Gross profit	430,996		402,194		421,061		496,643
Net income attributable to shareholders	26,741	(b)	21,097	(c)	12,581	(d)	63,093	(e)

Net income per share (a):
Basic	$.22	(b)	$.18	(c)	$.10	(d)	$.53	(e)
Diluted	.22	(b)	.18	(c)	.10	(d)	.52	(e)

2008
Sales	$4,028,491		$4,347,477		$4,295,314		$4,089,727
Gross profit	586,291		612,471		563,855		520,096
Net income (loss) attributable to shareholders	85,871	(f)	96,215	(g)	76,070	(h)	(871,895)	(i)

Net income (loss) per share (a):
Basic	$.70	(f)	$.79	(g)	$.64	(h)	$(7.30)	(i)
Diluted	.69	(f)	.79	(g)	.63	(h)	(7.30)	(i)

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

(b)	Includes restructuring, integration, and other charges ($16,069 net of related taxes or $.13 per share on both a basic and diluted basis).

(c)	Includes restructuring, integration, and other charges ($16,124 net of related taxes or $.13 per share on both a basic and diluted basis).

(d)
Includes restructuring, integration, and other charges ($29,075 net of related taxes or $.24 per share on both a basic and diluted basis) and a loss on prepayment of debt ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis).

(e)	Includes restructuring, integration, and other charges ($14,452 net of related taxes or $.12 per share on both a basic and diluted basis).

(f)	Includes restructuring, integration, and other charges ($11,981 net of related taxes or $.10 per

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

share on both a basic and diluted basis).

(g)	Includes restructuring, integration, and other charges ($5,929 net of related taxes or $.05 per share on both a basic and diluted basis).

(h)	Includes restructuring, integration, and other charges ($7,635 net of related taxes or $.06 per share on both a basic and diluted basis).

(i)
Includes a non-cash impairment charge associated with goodwill ($905,069 net of related taxes or $7.58 per share on both a basic and diluted basis), restructuring, integration, and other charges ($36,331 net of related taxes or $.30 per share on both a basic and diluted basis), and a loss on the write-down of an investment ($10,030 net of related taxes or $.08 per share on both a basic and diluted basis).  Also includes a reduction of the provision for income taxes ($8,450 net of related taxes or $.07 per share on both a basic and diluted basis) and an increase in interest expense ($962 net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international income tax matters.

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Controls and Procedures.

Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2009 (the "Evaluation").  Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2009, and concluded that it is effective.

The company acquired A.E. Petsche Company, Inc. ("Petsche") in December 2009.  The company has excluded Petsche from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.  Petsche accounted for 2.4 percent of total assets as of December 31, 2009 and less than 1 percent of the company's consolidated sales and net income attributable to shareholders for the year ended December 31, 2009.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2009, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.’s (the "company") internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of A.E. Petsche Company, Inc. ("Petsche") acquired by the company on December 20, 2009, which is included in the company’s 2009 consolidated financial statements and constituted 2.4 percent of total assets as of December 31, 2009 and less than 1 percent of the sales and net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of Petsche.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2009 and 2008, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 3, 2010 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

 New York, New York
 February 3, 2010

Changes in Internal Control Over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K.  In addition, the information set forth under the headings "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, is incorporated herein by reference.

Information about the company's code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the "Finance Code of Ethics," as well as a code of ethics governing all employees, known as the "Worldwide Code of Business Conduct and Ethics," is available free-of-charge on the company's website at http://www.arrow.com and is available in print to any shareholder upon request.

Information about the company's "Corporate Governance Guidelines" and written committee charters for the company's Audit Committee, Compensation Committee, and Corporate Governance Committee is available free-of-charge on the company's website at http://www.arrow.com and is available in print to any shareholder upon request.

Item 11.   Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2010, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
			Page
	1.	Financial Statements.
		Report of Independent Registered Public Accounting Firm	42

		Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007	43

		Consolidated Balance Sheets as of December 31, 2009 and 2008	44

		Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007	45

		Consolidated Statements of Equity for the years ended December 31, 2009, 2008, and 2007	46

		Notes to Consolidated Financial Statements	48

	2.	Financial Statement Schedule.

		Schedule II – Valuation and Qualifying Accounts	99

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

3(b)
Amended Corporate By-Laws, dated July 29, 2004 (incorporated by reference to Exhibit 3(ii) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

4(a)(i)
Indenture, dated as of January 15, 1997, between the company and The Bank of New York Mellon (formerly, the Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4(b)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

4(a)(ii)
Officers' Certificate, as defined by the Indenture in 4(a)(i) above, dated as of January 22, 1997, with respect to the company's $200,000,000 7% Senior Notes due 2007 and $200,000,000 7 1/2% Senior Debentures due 2027 (incorporated by reference to Exhibit 4(b)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 1996, Commission File No. 1-4482).

4(a)(iii)
Officers' Certificate, as defined by the Indenture in 4(a)(i) above, dated as of January 15, 1997, with respect to the $200,000,000 6 7/8% Senior Debentures due 2018, dated as of May 29, 1998 (incorporated by reference to Exhibit 4(b)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 1998, Commission File No. 1-4482).

4(a)(iv)
Supplemental Indenture, dated as of February 21, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.2 to the company's Current Report on Form 8-K, dated March 12, 2001, Commission File No. 1-4482).

Exhibit Number	Exhibit

4(a)(v)
Supplemental Indenture, dated as of December 31, 2001, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

4(a)(vi)
Supplemental Indenture, dated as of March 11, 2005, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(b)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

4(a)(vii)
Supplemental Indenture, dated as of September 30, 2009, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated September 29, 2009, Commission File No. 1-4482).

10(a)
Arrow Electronics Savings Plan, as amended and restated on September 9, 2009 (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2009, Commission File No. 1-4482).

10(b)
Wyle Electronics Retirement Plan, as amended and restated on September 9, 2009 (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2009, Commission File No. 1-4482).

10(c)
Arrow Electronics Stock Ownership Plan, as amended and restated on September 9, 2009 (incorporated by reference to Exhibit 10(c) to the company's Quarterly Report on Form 10-Q for the quarter ended October 3, 2009, Commission File No. 1-4482).

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan as amended February 28, 2007 and February 27, 2008 (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K, dated May 2, 2008, Commission File No. 1-4482).

10(d)(ii)	Form of Stock Option Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company's Current Report on Form 8-K, dated March 23, 2006, Commission File No. 1-4482).

10(d)(iii)
Form of Performance Share Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company's Current Report on Form 8-K, dated August 31, 2005, Commission File No. 1-4482).

10(d)(iv)
Form of Restricted Stock Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company's Current Report on Form 8-K, dated September 14, 2005, Commission File No. 1-4482).

10(e)(i)
Arrow Electronics, Inc. Stock Option Plan, as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

Exhibit Number	Exhibit

10(e)(ii)
Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

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

10(h)	Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

10(i)	Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009.

10(j)
Arrow Electronics, Inc. Executive Deferred Compensation Plan as of October 1, 2004 (incorporated by reference to Exhibit 10(j) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(k)(i)
Employment Agreement, dated as of December 30, 2008, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(k)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(k)(ii)
Employment Agreement, dated as of December 30, 2008, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(k)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(k)(iii)
Employment Agreement, dated as of December 30, 2008, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(k)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(k)(iv)
Employment Agreement, dated as of December 30, 2008, by and between the company and John P. McMahon (incorporated by reference to Exhibit 10(k)(vi) to the company’s Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(k)(v)	Employment Agreement, dated as of December 30, 2008, by and between the company and Andrew S. Bryant.

10(k)(vi)	Employment Agreement, dated as of December 30, 2008, by and between the company and Peter Kong.

Exhibit Number	Exhibit

10(k)(vii)
Form of agreement providing extended separation benefits under certain circumstances between the company and certain employees party to employment agreements, including the employees listed in 10(k)(i)-(vi) above.

10(k)(viii)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(ix)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(k)(viii) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

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

10(l)(ii)
6.875% Senior Exchange Notes due 2013, dated as of June 25, 2003, among Arrow Electronics, Inc. and Goldman, Sachs & Co.; JPMorgan; and Bank of America Securities LLC, as joint book-running managers; Credit Suisse First Boston, as lead manager; and Fleet Securities, Inc.; HSBC, Scotia Capital; and Wachovia Securities, as co-managers (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated June 25, 2003, Commission File No. 1-4482).

10(m)
Amended and Restated Five Year Credit Agreement, dated as of January 11, 2007, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and Bank of America, N.A., The Bank of Nova Scotia, BNP Paribas and Wachovia Bank National Association, as syndication agents (incorporated by reference to Exhibit 10(n) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

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

10(n)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(n)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

Exhibit Number	Exhibit

10(n)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(n)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(n)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(n)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(n)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
 (In thousands)

For the three years ended December 31,	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year

Allowance for doubtful accounts

2009	$52,786	$7,515	$1,001	$21,628	$39,674

2008	$71,232	$14,866	$7,787	$41,099	$52,786

2007	$75,404	$14,211	$1,372	$19,755	$71,232

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2009, 2008, and 2007.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel and
Secretary
February 3, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 3, 2010:

By:	/s/ Michael J. Long
Michael J. Long, Chairman, President, and Chief
Executive Officer

By:	/s/ Paul J. Reilly
Paul J. Reilly, Executive Vice President, Finance
and Operations, and Chief Financial Officer

By:	/s/ Michael A. Sauro
Michael A. Sauro, Vice President, Corporate Controller,
and Chief Accounting Officer

By:	/s/ Daniel W. Duval
Daniel W. Duval, Lead Independent Director

By:	/s/ Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/ John N. Hanson
John N. Hanson, Director

By:	/s/ Richard S. Hill
Richard S. Hill, Director

By:	/s/ Fran Keeth
Fran Keeth, Director

By:	/s/ Roger King
Roger King, Director

By:	/s/ Stephen C. Patrick
Stephen C. Patrick, Director

By:	/s/ Barry W. Perry
Barry W. Perry, Director

By:	/s/ John C. Waddell
John C. Waddell, Director