Form 10-Q
period 2010-04-03
ARROW ELECTRONICS INC
filed 2010-05-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2010

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
Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:
Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

There were 120,432,961 shares of Common Stock outstanding as of April 28, 2010.

ARROW ELECTRONICS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 3, 2010	April 4, 2009

Sales	$4,235,366	$3,417,428
Costs and expenses:
Cost of sales	3,697,433	2,986,432
Selling, general and administrative expenses	366,749	329,114
Depreciation and amortization	18,477	16,627
Restructuring, integration, and other charges	7,437	24,018
	4,090,096	3,356,191
Operating income	145,270	61,237
Equity in earnings of affiliated companies	1,148	323
Interest and other financing expense, net	19,086	23,035
Income before income taxes	127,332	38,525
Provision for income taxes	40,291	11,789
Consolidated net income	87,041	26,736
Noncontrolling interests	(5)	(5)
Net income attributable to shareholders	$87,046	$26,741

Net income per share:
Basic	$.72	$.22
Diluted	$.71	$.22

Average number of shares outstanding:
Basic	120,223	119,570
Diluted	121,906	120,133

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
	April 3, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$810,051	$1,137,007
Accounts receivable, net	3,081,692	3,136,141
Inventories	1,476,648	1,397,668
Other current assets	182,836	168,812
Total current assets	5,551,227	5,839,628

Property, plant and equipment, at cost:
Land	23,494	23,584
Buildings and improvements	133,264	137,539
Machinery and equipment	794,509	779,105
	951,267	940,228
Less: Accumulated depreciation and amortization	(484,801)	(479,522)
Property, plant and equipment, net	466,466	460,706

Investments in affiliated companies	54,298	53,010
Cost in excess of net assets of companies acquired	915,555	926,296
Other assets	466,986	482,726
Total assets	$7,454,532	$7,762,366

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$2,460,494	$2,763,237
Accrued expenses	425,853	445,914
Short-term borrowings, including current portion of long-term debt	129,159	123,095
Total current liabilities	3,015,506	3,332,246
Long-term debt	1,262,840	1,276,138
Other liabilities	234,290	236,685

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2010 and 2009
Issued – 125,337 and 125,287 shares in 2010 and 2009, respectively	125,337	125,287
Capital in excess of par value	1,040,958	1,056,704
Treasury stock (4,931 and 5,459 shares in 2010 and 2009, respectively), at cost	(160,824)	(179,152)
Retained earnings	1,781,563	1,694,517
Foreign currency translation adjustment	164,705	229,019
Other	(9,843)	(9,415)
Total shareholders' equity	2,941,896	2,916,960
Noncontrolling interests	-	337
Total equity	2,941,896	2,917,297
Total liabilities and equity	$7,454,532	$7,762,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Quarter Ended
	April 3, 2010	April 4, 2009

Cash flows from operating activities:
Consolidated net income	$87,041	$26,736
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	18,477	16,627
Amortization of stock-based compensation	8,467	5,357
Amortization of deferred financing costs and discount on notes	558	547
Equity in earnings of affiliated companies	(1,148)	(323)
Deferred income taxes	15,091	10,508
Restructuring, integration, and other charges	5,545	16,069
Excess tax benefits from stock-based compensation arrangements	(1,762)	2,158
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	8,094	603,992
Inventories	(99,247)	161,195
Accounts payable	(272,909)	(448,384)
Accrued expenses	(26,951)	(145,855)
Other	(23,473)	(17,976)
Net cash provided by (used for) operating activities	(282,217)	230,651

Cash flows from investing activities:
Acquisition of property, plant and equipment	(27,514)	(36,812)
Cash consideration paid for acquired businesses	(3,060)	-
Proceeds from sale of facilities	6,806	-
Other	-	(89)
Net cash used for investing activities	(23,768)	(36,901)

Cash flows from financing activities:
Change in short-term borrowings	14,160	(12,322)
Repayment of long-term bank borrowings	-	(29,400)
Proceeds from long-term bank borrowings	-	29,400
Proceeds from exercise of stock options	1,579	554
Excess tax benefits from stock-based compensation arrangements	1,762	(2,158)
Repurchases of common stock	(6,185)	(2,073)
Net cash provided by (used for) financing activities	11,316	(15,999)

Effect of exchange rate changes on cash	(32,287)	(10,518)

Net increase (decrease) in cash and cash equivalents	(326,956)	167,233

Cash and cash equivalents at beginning of period	1,137,007	451,272
Cash and cash equivalents at end of period	$810,051	$618,505

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note A – Basis of Presentation

The accompanying consolidated financial statements of Arrow Electronics, Inc. (the "company" or "Arrow") were prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position and results of operations at and for the periods presented.  The consolidated results of operations for the interim periods are not necessarily indicative of results for the full year.

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13"). ASU No. 2009-13 amends guidance included within Accounting Standards Codification ("ASC") Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-13 is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010.  Early adoption and retrospective application are also permitted.  The company is currently evaluating the impact of adopting the provisions of ASU No. 2009-13.

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

Note C – Acquisitions

The results of operations of the below acquisitions were included in the company's consolidated results from their respective dates of acquisition.

2010

On April 5, 2010, the company announced that it acquired Verical, Inc., an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers.

In April 2010, the company announced an agreement to acquire Converge, a leading provider of reverse logistics services, headquartered in Peabody, Massachusetts.  Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers throughout Europe, Asia, and the Americas.  This transaction is subject to regulatory approvals and is expected to be completed in the second quarter of 2010.

2009

On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets. Petsche provides value-added distribution services to over 3,500 customers in the United States, Canada, Mexico, the United Kingdom, France, and Belgium.  Total Petsche sales for 2009 were approximately $190,000.

The following table summarizes the company's unaudited consolidated results of operations for the first quarter of 2009, as well as the unaudited pro forma consolidated results of operations of the company, as though the Petsche acquisition occurred on January 1, 2009:

	Quarter Ended April 4, 2009
	As Reported	Pro Forma

Sales	$3,417,428	$3,468,935
Net income attributable to shareholders	26,741	30,245
Net income per share:
Basic	$.22	$.25
Diluted	$.22	$.25

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had the Petsche acquisition occurred as of the beginning of 2009, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from this acquisition.

Other

Amortization expense related to identifiable intangible assets was $4,644 and $3,824 for the first quarters of 2010 and 2009, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary.  The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note D – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total

December 31, 2009	$473,421	$452,875	$926,296
Foreign currency translation	(5)	(10,736)	(10,741)
April 3, 2010	$473,416	$442,139	$915,555

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	April 3, 2010	December 31, 2009

Marubun/Arrow	$38,588	$37,649
Altech Industries	15,710	15,361
	$54,298	$53,010

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended
	April 3, 2010	April 4, 2009

Marubun/Arrow	$915	$113
Altech Industries	233	221
Other	-	(11)
	$1,148	$323

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At April 3, 2010, the company's pro-rata share of this debt was approximately $6,800. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 3, 2010	December 31, 2009

Accounts receivable	$3,118,697	$3,175,815
Allowances for doubtful accounts	(37,005)	(39,674)
Accounts receivable, net	$3,081,692	$3,136,141

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	April 3, 2010	December 31, 2009

9.15% senior notes, due 2010	$69,544	$69,544
Cross-currency swap, due 2010	27,917	41,943
Interest rate swaps designated as fair value hedges	1,405	2,036
Short-term borrowings in various countries	30,293	9,572
	$129,159	$123,095

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at April 3, 2010 and December 31, 2009 were 2.1% and 3.5%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	April 3, 2010	December 31, 2009

Bank term loan, due 2012	$200,000	$200,000
6.875% senior notes, due 2013	349,783	349,765
6.875% senior debentures, due 2018	198,293	198,241
6.00% notes, due 2020	299,911	299,909
7.5% senior debentures, due 2027	197,645	197,610
Cross-currency swap, due 2011	6,177	12,497
Interest rate swaps designated as fair value hedges	10,086	9,556
Other obligations with various interest rates and due dates	945	8,560
	$1,262,840	$1,276,138

The 7.5% senior debentures are not redeemable prior to their maturity.  The 9.15% senior notes, 6.875% senior notes, 6.875% senior debentures, and 6.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value is as follows:

	April 3, 2010	December 31, 2009

9.15% senior notes, due 2010	$72,000	$73,000
6.875% senior notes, due 2013	385,000	378,000
6.875% senior debentures, due 2018	214,000	214,000
6.00% notes, due 2020	303,000	300,000
7.5% senior debentures, due 2027	208,000	208,000

The carrying amount of the company's short-term borrowings, bank term loan, and other obligations approximate their fair value.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at April 3, 2010). The facility fee related to the credit facility is .125%.

The company has a $300,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2011.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheet.  Interest on borrowings is calculated using a base rate or commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at April 3, 2010).  The facility fee is ..50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at April 3, 2010 and December 31, 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

compliance with all covenants as of April 3, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $339 and $1,631 for the first quarters of 2010 and 2009, respectively.

Note H – Financial Instruments Measured at Fair Value

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at April 3, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$566,701	$-	$566,701
Available-for-sale securities	55,301	-	-	55,301
Interest rate swaps	-	11,491	-	11,491
Cross-currency swaps	-	(34,094)	-	(34,094)
	$55,301	$544,098	$-	$599,399

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$744,125	$-	$744,125
Available-for-sale securities	56,464	-	-	56,464
Interest rate swaps	-	11,592	-	11,592
Cross-currency swaps	-	(54,440)	-	(54,440)
	$56,464	$701,277	$-	$757,741

Available-For-Sale Securities

The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair value of the company's available-for-sale securities is as follows:

	April 3, 2010		December 31, 2009
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	4,148	30,339	4,408	31,242
Fair value	$14,164	$41,137	$14,424	$42,040

The fair value of these investments are included in "Other assets" in the accompanying consolidated balance sheets, and the related unrealized holding gains or losses are included in "Other" in the shareholders' equity section in the accompanying consolidated balance sheets.

Derivative Instruments

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading.  Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
	Balance Sheet Location	Fair Value
		April 3, 2010	December 31, 2009

Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Prepaid expenses	$1,405	$2,036
Interest rate swaps designated as fair value hedges	Other assets	10,086	9,556
Cross-currency swaps designated as net investment hedges	Short-term borrowings	(27,917)	(41,943)
Cross-currency swaps designated as net investment hedges	Long-term debt	(6,177)	(12,497)
Foreign exchange contracts designated as cash flow hedges	Prepaid expenses	118	406
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(235)	(272)
Total derivative instruments designated as hedging instruments		(22,720)	(42,714)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Prepaid expenses	1,582	2,362
Foreign exchange contracts	Accrued expenses	(2,910)	(1,952)
Total derivative instruments not designated as hedging instruments		(1,328)	410
Total		$(24,048)	$(42,304)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended
	April 3, 2010	April 4, 2009

Fair value hedges:
Interest rate swaps (a)	$-	$-
Total	$-	$-

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$2,029	$(3,934)
Total	$2,029	$(3,934)

	Quarter Ended April 3, 2010
	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:

Foreign exchange contracts (d)	$(154)	$(92)	$-
Total	$(154)	$(92)	$-

Net Investment Hedges:

Cross-currency swaps (c)	$20,346	$-	$86
Total	$20,346	$-	$86

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended April 4, 2009
	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:

Interest rate swaps (c)	$743	$-	$-
Foreign exchange contracts (d)	(1,359)	(49)	-
Total	$(616)	$(49)	$-

Net Investment Hedges:

Cross-currency swaps (c)	$11,966	$-	$(84)
Total	$11,966	$-	$(84)

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

(d)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

Interest Rate Swaps

The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges are recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges are recorded in the shareholders' equity section in the accompanying consolidated balance sheets in "Other."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200,000, of which $130,455 was terminated in 2009 upon the repayment of a portion of the underlying debt.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.75% and 4.94% at April 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $1,405 and $2,036 at April 3, 2010 and December 31, 2009, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.04% and 4.18% at April 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $10,086 and $9,556 at April 3, 2010 and December 31, 2009, respectively.

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

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the "2006 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2006 cross-currency swap effectively converts the interest expense on $100,000 of long-term debt from U.S. dollars to euros.  The 2006 cross-currency swap had a negative fair value of $6,177 and $12,497 at April 3, 2010 and December 31, 2009, respectively.

In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the "2005 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2005 cross-currency swap effectively converts the interest expense on $200,000 of long-term debt from U.S. dollars to euros.   The 2005 cross-currency swap had a negative fair value of $27,917 and $41,943 at April 3, 2010 and December 31, 2009, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at April 3, 2010 and December 31, 2009 was $322,997 and $294,928, respectively.

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

Note I – Restructuring,  Integration, and Other Charges

During the first quarters of 2010 and 2009, the company recorded restructuring, integration, and other charges of $7,437 ($5,545 net of related taxes or $.05 per share on both a basic and diluted basis) and $24,018 ($16,069 net of related taxes or $.13 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 3, 2010	April 4, 2009

Restructuring charges – 2010 actions	$5,189	$23,472
Restructuring and integration charges – 2009 and prior actions	2,149	546
Acquisition-related expenses	99	-
	$7,437	$24,018

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $5,189 and activity in the restructuring accrual for the first quarter of 2010:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$4,844	$201	$144	$5,189
Payments	(2,613)	(114)	-	(2,727)
Non-cash usage	-	-	(144)	(144)
Foreign currency translation	108	12	-	120
April 3, 2010	$2,339	$99	$-	$2,438

The restructuring charge of $5,189 for the first quarter of 2010 primarily includes personnel costs of $4,844 and facilities costs of $201.  The personnel costs are related to the elimination of approximately 55 positions within the global components business segment and approximately 10 positions within the global ECS business segment.  The facilities costs are related to exit activities for 4 vacated facilities in Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2009 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first quarter of 2010 related to the 2009 restructuring:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$25,380	$6,287	$224	$31,891
Restructuring charge	1,450	146	-	1,596
Payments	(16,552)	(722)	-	(17,274)
Foreign currency translation	(1,031)	(364)	(10)	(1,405)
April 3, 2010	$9,247	$5,347	$214	$14,808

Restructuring and Integration Accruals Related to Actions Taken Prior to 2009

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2010 related to restructuring and integration actions taken prior to 2009:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$1,728	$6,676	$1,822	$10,226
Restructuring and integration charges	15	556	(18)	553
Payments	(508)	(672)	-	(1,180)
Non-cash usage	-	(582)	-	(582)
Foreign currency translation	(12)	(271)	(12)	(295)
April 3, 2010	$1,223	$5,707	$1,792	$8,722

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $25,968 at April 3, 2010, of which $25,558 is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $12,809 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $11,153 relate to vacated leased properties that have scheduled payments of $4,364 in 2010, $2,835 in 2011, $1,589 in 2012, $1,270 in 2013, $614 in 2014, and $481 thereafter.

•	Other accruals of $2,006 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges is $99 of other acquisition-related expenses for the first quarter of 2010 primarily consisting of professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 3, 2010	April 4, 2009

Net income attributable to shareholders	$87,046	$26,741

Weighted average shares outstanding - basic	120,223	119,570
Net effect of various dilutive stock-based compensation awards	1,683	563
Weighted average shares outstanding - diluted	121,906	120,133

Net income per share:
Basic	$.72	$.22
Diluted (a)	$.71	$.22

(a)
Stock-based compensation awards for the issuance of 2,776 and 3,967 shares for the first quarters of 2010 and 2009, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009

Consolidated net income	$87,041	$26,736
Foreign currency translation adjustments (a)	(64,314)	(40,142)
Other (b)	(428)	1,456
Comprehensive income (loss)	22,299	(11,950)
Comprehensive income (loss) attributable to noncontrolling interests	-	(3)
Comprehensive income (loss) attributable to shareholders	$22,299	$(11,947)

(a)
Except for unrealized gains or losses resulting from the company's cross-currency swaps, foreign currency translation adjustments were not tax effected as investments in international affiliates are deemed to be permanent.

(b)
Other includes unrealized gains or losses on securities, unrealized gains or losses on interest rate swaps designated as cash flow hedges, and other employee benefit plan items.  Each of these items is net of related taxes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100,000 of the company's common stock in such amounts as to offset the dilution from the granting of equity-based compensation awards.  As of April 3, 2010, the company has not repurchased any common stock under the plan.

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009

Components of net periodic benefit costs:
Service cost	$411	$442
Interest cost	2,248	2,244
Expected return on plan assets	(1,498)	(1,266)
Amortization of unrecognized net loss	967	876
Amortization of prior service cost	20	137
Amortization of transition obligation	7	103
Net periodic benefit costs	$2,155	$2,536

Note M – Contingencies

Environmental and Related Matters

In 2000, the company assumed certain of the then outstanding obligations of Wyle Electronics ("Wyle"), including Wyle's obligation to indemnify the purchasers of its Laboratories division for environmental clean-up costs associated with pre-1995 contamination or violation of environmental regulations.  Under the terms of the company's purchase of Wyle from the VEBA Group ("VEBA"), VEBA agreed to indemnify the company for, among other things, costs related to environmental pollution associated with Wyle, including those associated with Wyle's sale of its Laboratories division.  The company is currently engaged in clean up and/or investigative activities at the Wyle sites in Huntsville, Alabama and Norco, California.

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, and approximately $3,000 was spent to date.  The company currently estimates additional investigative and related expenditures at the site of approximately $500 to $1,000, depending on the results of which the cost of subsequent remediation is estimated to be between $2,500 and $4,000.

At the Norco site, approximately $29,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities, providing the technical basis for a final Remedial Investigation Report that was submitted to California oversight authorities during the first quarter of 2008.

Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area.  Approximately $8,000 was spent on these activities to date, and it is anticipated that these activities, along with the initial

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

phases of the treatment of contaminated groundwater offsite and remaining Remedial Action Work Plan costs, will cost an additional $9,650 to $19,250.

The company currently estimates that the additional cost of project management and regulatory oversight on the Norco site will range from $500 to $750.  Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $700.

Despite the amount of work undertaken and planned to date, the complete scope of work in connection with the Norco site is not yet known, and, accordingly, the associated costs not yet determined.

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany.  The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the related litigation and other costs associated with the Norco site.  In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000. The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG. The mediation commenced in December 2009 and will continue well into 2010.  The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously. The company believes that the ultimate resolution of the counterclaim will not have a material adverse impact on the company’s consolidated financial position, liquidity, or results of operations.

During the second quarter of 2009, the company entered into binding settlement agreements resolving several of the lawsuits associated with the above-mentioned environmental liabilities (Gloria Austin, et al. v. Wyle Laboratories, Inc. et al., the other claims of plaintiff Norco landowners and residents which were consolidated with it, and an action by Wyle Laboratories, Inc. for defense and indemnification in connection with the Austin and related cases).  Arrow's actions against E.ON AG, successor to VEBA, for the judicial enforcement of the various indemnification provisions; and Arrow's claim against a number of insurers on policies relevant to the Wyle sites are ongoing and unresolved. The litigation is described more fully in Note 15 and Item 3 of Part I of the company's Annual Report on Form 10-K for the year ended December 31, 2009.

The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable.  Accordingly, the company increased the receivable for indemnified amounts due from E.ON AG by $902 during the first quarter of 2010 to $41,814.  The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, labor, product, and tax matters.  While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will have a material impact on the company's consolidated financial position, liquidity, or results of operations.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009
Sales:
Global components	$3,128,022	$2,345,012
Global ECS	1,107,344	1,072,416
Consolidated	$4,235,366	$3,417,428
Operating income (loss):
Global components	$154,108	$76,098
Global ECS	23,913	32,026
Corporate (a)	(32,751)	(46,887)
Consolidated	$145,270	$61,237

(a)	Includes restructuring, integration, and other charges of $7,437 and $24,018 for the first quarters of 2010 and 2009, respectively.

Total assets, by segment, are as follows:

	April 3,	December 31,
	2010	2009

Global components	$4,840,555	$4,512,141
Global ECS	1,765,831	2,258,803
Corporate	848,146	991,422
Consolidated	$7,454,532	$7,762,366

Sales, by geographic area, are as follows:

	Quarter Ended
	April 3, 2010	April 4, 2009

Americas (b)	$1,891,756	$1,582,173
EMEA	1,317,354	1,094,603
Asia/Pacific	1,026,256	740,652
Consolidated	$4,235,366	$3,417,428

(b)	Includes sales related to the United States of $1,681,573 and $1,423,665 for the first quarters of 2010 and 2009, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant and equipment, by geographic area, is as follows:

	April 3, 2010	December 31, 2009

Americas (c)	$392,819	$381,827
EMEA	56,815	61,960
Asia/Pacific	16,832	16,919
Consolidated	$466,466	$460,706

(c)	Includes net property, plant and equipment related to the United States of $391,553 and $380,576 at April 3, 2010 and December 31, 2009, respectively.

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") through its global components business segment and provides enterprise computing solutions to value-added resellers ("VARs") through its global ECS business segment.   For the first quarter of 2010, approximately 74% of the company's sales were from the global components business segment, and approximately 26% of the company's sales were from the global ECS business segment.

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

On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche").  Results of operations of Petsche were included in the company's consolidated results from the date of acquisition within the company's global components business segment.

Consolidated sales for the first quarter of 2010 increased by 23.9%, compared with the year-earlier period, due to a 33.4% increase in the global components business segment sales and a 3.3% increase in the global ECS business segment sales.  On a proforma basis, which includes Petsche as though this acquisition occurred on January 1, 2009, consolidated sales increased 22.1%.  The translation of the company's international financial statements into U.S. dollars resulted in increased consolidated sales of $75.4 million for the first quarter of 2010, compared with the year-earlier period, due to a weaker U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 21.3% for the first quarter of 2010.

Net income attributable to shareholders increased to $87.0 million in the first quarter of 2010, compared with net income attributable to shareholders of $26.7 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2010 and 2009:

•	restructuring, integration, and other charges of $7.4 million ($5.5 million net of related taxes) in 2010 and $24.0 million ($16.1 million net of related taxes) in 2009.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the first quarter of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, as well as decreased net interest and other financing expense.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. In connection with Oracle Corporation's recently completed acquisition of Sun Microsystems, Inc., Oracle has publicly announced that it intends to transition Sun's indirect sales model to a mixed direct and indirect sales model.  The company is currently evaluating the potential effects of this change and is prepared to take the necessary steps to align its operating structure and costs in the event there is a meaningful change in business.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 3, 2010	April 4, 2009	% Change

Global components	$3,128	$2,345	33.4%
Global ECS	1,107	1,072	3.3%
Consolidated	$4,235	$3,417	23.9%

Consolidated sales for the first quarter of 2010 increased by $817.9 million, or 23.9%, compared with the year-earlier period.  The increase was driven by an increase in the global components business segment sales of $783.0 million, or 33.4%, and an increase in the global ECS business segment sales of $34.9 million, or 3.3%.  On a proforma basis, which includes Petsche as though this acquisition occurred on January 1, 2009, consolidated sales for the first quarter of 2010 increased 22.1%.  The translation of the company's international financial statements into U.S. dollars resulted in increased consolidated sales of $75.4 million for the first quarter of 2010, compared with the year-earlier period, due to a weaker U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 21.3% for the first quarter of 2010.

In the global components business segment, sales for the first quarter of 2010 increased primarily due to strength in all three of the company's regional businesses as a result of strengthening in the world's economies and, to a lesser extent, the impact of a weaker U.S. dollar on the translation of the company's international financial statements.  On a proforma basis, which includes Petsche as though this acquisition occurred on January 1, 2009, global components business segment sales for the first quarter of 2010 increased 30.5%.  The growth in the global components business segment for the first quarter of 2010 was primarily driven by the sales increase in the Americas of 29.0%, the sales increase in EMEA of 27.0%, the sales increase in Asia/Pacific of 38.6%, and, to a lesser extent, the acquisition of Petsche.  Excluding the impact of foreign currency, the company's global components business segment sales increased by 30.2% for the first quarter of 2010.

In the global ECS business segment, the sales for the first quarter of 2010 increased primarily due to higher demand for products and the impact of a weaker U.S. dollar on the translation of the company's international financial statements.  The increase in sales for the first quarter of 2010 was due to growth in storage, software, and services, offset, in part, by declines in proprietary servers.   Excluding the impact of foreign currency, the company's global ECS business segment sales increased by 1.6% for the first quarter of 2010.

Gross Profit

The company recorded gross profit of $537.9 million in the first quarter of 2010, compared with $431.0 million in the year-earlier period.  The increase in gross profit was primary due to the 23.9% increase in sales during the first quarter of 2010.  The gross profit margin for the first quarter of 2010 increased by approximately 10 basis points, compared with the year-earlier period.  The increase in gross profit as a percent of sales was primarily due to increasing gross profit in the global components business offset, in part, by lower gross profit in the global ECS business, compared with the year-earlier period.  The gross profit margins of products sold in the global components business segment are typically higher than the profit margins of products in the global ECS business segment.

Restructuring, Integration, and Other Charges

2010 Charges

The company recorded restructuring, integration, and other charges of $7.4 million ($5.5 million net of related taxes or $.05 per share on both a basic and diluted basis) for the first quarter of 2010.  Included in the restructuring, integration, and other charges for the first quarter of 2010 are restructuring charges of $5.2 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2010 is a charge of $2.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $.1 million.

The restructuring charge of $5.2 million for the first quarter of 2010 primarily includes personnel costs of $4.8 million and facilities costs of $.2 million.  The personnel costs are related to the elimination of approximately 55 positions within the global components business segment and approximately 10 positions within the global ECS business segment.  The facilities costs are related to exit activities for 4 vacated facilities in Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Charges

The company recorded restructuring, integration, and other charges of $24.0 million ($16.1 million net of related taxes or $.13 per share on both a basic and diluted basis) for the first quarter of 2009. Included in the restructuring, integration, and other charges for the first quarter of 2009 are restructuring charges of $23.5 million related to initiatives taken by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for the first quarter of 2009 is a charge of $.5 million related to restructuring and integration actions taken in prior periods.

The restructuring charge of $23.5 for the first quarter of 2009 primarily includes personnel costs of $21.6 million and facilities costs of $1.8 million.  The personnel costs are related to the elimination of approximately 465 positions within the global components business segment and approximately 115 positions within global ECS business segment.  The facilities costs are related to exit activities for three vacated facilities in Europe due to the company's continued efforts to streamline its operations and reduce real estate costs.  These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

Operating Income

The company recorded operating income of $145.3 million in the first quarter of 2010, as compared with operating income of $61.2 million in the year-earlier period.  Included in operating income for the first quarters of 2010 and 2009 were the previously discussed restructuring, integration, and other charges of $7.4 million and $24.0 million, respectively.

Selling, general and administrative expenses increased $37.6 million, or 11.4%, in the first quarter of 2010 on a sales increase of 23.9% compared with the first quarter of 2009.  The dollar increase in selling, general and administrative expenses was primarily due to higher selling, general and administrative expenses to support the increased sales, the impact of foreign exchange rates, and selling, general and administrative expenses incurred by Petsche, which was acquired in December 2009.  Selling, general and administrative expenses as a percentage of sales for the first quarter of 2010 decreased to 8.7% from 9.6% in the year-earlier period, primarily due to the company's continuing efforts to streamline and simplify processes.

Interest and Other Financing Expense

Net interest and other financing expense decreased by 17.1% in the first quarter of 2010 to $19.1 million compared with $23.0 million in the first quarter of 2009, primarily due to lower interest rates on the company’s variable rate debt.

Income Taxes

The company recorded a provision for income taxes of $40.3 million (an effective tax rate of 31.6%) for the first quarter of 2010.  The company's provision for income taxes and effective tax rate for the first quarter of 2010 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the previously discussed restructuring, integration, and other charges the company's effective tax rate for the first quarter of 2010 was 31.3%.

The company recorded a provision for income taxes of $11.8 million (an effective tax rate of 30.6%) for the first quarter of 2009.  The company's provision for income taxes and effective tax rate for the first quarter of 2009 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the previously discussed restructuring, integration, and other charges the company's effective tax rate for the first quarter of 2009 was 31.6%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $87.0 million in the first quarter of 2010, compared with net income attributable to shareholders of $26.7 million in the year-earlier period.  Included in net income attributable to shareholders for the first quarters of 2010 and 2009 were the previously discussed restructuring, integration, and other charges of $5.5 million and $16.1 million, respectively.  Excluding the above-mentioned items, the increase in net income attributable to shareholders for the first quarter of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, as well as decreased net interest and other financing expense.

Liquidity and Capital Resources

At April 3, 2010 and December 31, 2009, the company had cash and cash equivalents of $810.1 million and $1.14 billion, respectively.

During the first quarter of 2010, the net amount of cash used for the company's operating activities was $282.2 million, the net amount of cash used for investing activities was $23.8 million, and the net amount of cash provided by financing activities was $11.3 million.  The effect of exchange rate changes on cash was a decrease of $32.3 million.

During the first quarter of 2009, the net amount of cash provided by the company's operating activities was $230.7 million, the net amount of cash used for investing activities was $36.9 million, and the net amount of cash used for financing activities was $16.0 million.  The effect of exchange rate changes on cash was a decrease of $10.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 61.1% and 58.4% at April 3, 2010 and December 31, 2009, respectively.

The net amount of cash used for the company's operating activities during the first quarter of 2010 was $282.2 million and was primarily due to an increase in inventory and a reduction in accounts payable and accrued expenses offset, in part, by earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first quarter of 2009 was $230.7 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.

Working capital as a percentage of sales was 12.4% in the first quarter of 2010 compared with 14.0% in the first quarter of 2009.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2010 was $23.8 million, primarily reflecting $3.1 million of cash consideration paid for acquired businesses and $27.5 million for capital expenditures, offset, in part, by proceeds from the sale of facilities of $6.8 million.  Included in capital expenditures is $16.8 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first quarter of 2009 was $36.9 million, primarily reflecting $36.8 million for capital expenditures, which includes $26.1 million of capital expenditures related to the company's global ERP initiative.

During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities.  Implementation is expected to be phased-in over the next several years.  For the full year 2010, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with the impact decreasing by approximately $10 million in 2011.  The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2010 was $11.3 million. The primary sources of cash from financing activities during the first quarter of 2010 were $1.6 million of proceeds from the exercise of stock options, a $14.2 million increase in short-term borrowings, and $1.8 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash for financing activities included $6.2 million of repurchases of common stock.

The net amount of cash used for financing activities during the first quarter of 2009 was $16.0 million. The primary use of cash for financing activities during the first quarter of 2009 included an $12.3 million decrease in short-term borrowings, a $2.1 million shortfall in tax benefits from stock-based compensation arrangements, and $2.1 million of repurchases of common stock.  The primary source of cash from financing activities was $.6 million of proceeds from the exercise of stock options.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at April 3, 2010). The facility fee related to the credit facility is .125%.

The company has a $300.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2011. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at April 3, 2010). The facility fee is .50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at April 3, 2010 and December 31, 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 3, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Management believes that company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, its expected ability to generate future operating cash flows, and the company's access to capital markets are sufficient to meet its projected cash flow needs for the foreseeable future.

Contractual Obligations

The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2009.  Since December 31, 2009, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business.

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock in such amounts as to offset the dilution from the granting of equity-based compensation awards.  As of April 3, 2010, the company has not repurchased any common stock under the plan.

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

There were no significant changes during the first quarter of 2010 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

Impact of Recently Issued Accounting Standards

See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company's consolidated financial position and results of operations.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2009, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at April 3, 2010 and December 31, 2009 was $323.0 million and $294.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  This resulted in increased sales and operating income of $75.4 million and $1.5 million, respectively, for the first quarter of 2010, compared with the year-earlier period, based on 2009 sales and operating income at the average rate for 2010.  Sales and operating income would decrease by approximately $132.0 million and $5.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2010.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the "2006 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2006 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $100.0 million of long-term debt from U.S. dollars to euros.  As the notional amount of the 2006 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The 2006 cross-currency swap had a negative fair value of $6.2 million and $12.5 million at April 3, 2010 and December 31, 2009, respectively.

In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the "2005 cross-currency swap") to hedge a portion of its net investment in euro-denominated net assets.  The 2005 cross-currency swap is designated as a net investment hedge and effectively converts the interest expense on $200.0 million of long-term debt from U.S. dollars to euros.  As the notional amount of the 2005 cross-currency swap is expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The 2005 cross-currency swap had a negative fair value of $27.9 million and $41.9 million at April 3, 2010 and December 31, 2009, respectively.

Interest Rate Risk

At April 3, 2010, approximately 56% of the company's debt was subject to fixed rates, and 44% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in the first quarter of 2010.  This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200.0 million, of which $130.5 million was terminated in 2009 upon the repayment of a portion of the underlying debt.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.75% and 4.94% at April 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $1.4 million and $2.0 million at April 3, 2010 and December 31, 2009, respectively.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.04% and 4.18% at April 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $10.1 million and $9.6 million at April 3, 2010 and December 31, 2009, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 3, 2010 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A. Risk Factors.

Except as set forth below, there were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

With respect to the risk factor titled "The company may not have adequate or cost-effective liquidity or capital resources", the company stated in its Form 10-K for the year ended December 31, 2009 that it had access to committed credit lines of $1.4 billion.  The company now has access to committed credit lines of $1.1 billion.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock in such amounts as to offset the dilution from the granting of equity-based compensation awards.  As of April 3, 2010, the company has not repurchased any common stock under the plan.

The following table shows the share-repurchase activity for the quarter ended April 3, 2010:

Month	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 through 31, 2010	338	$29.61	-	-
February 1 through 28, 2010	200,407	28.17	-	-
March 1 through April 3, 2010	18,296	28.94	-	100,000,000
Total	219,041		-

The purchases of Arrow common stock noted above reflect shares that were withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations. None of these purchases were made pursuant to the publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date: May 3, 2010	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer