Form 10-Q
period 2010-07-03
ARROW ELECTRONICS INC
filed 2010-07-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

There were 117,817,045 shares of Common Stock outstanding as of July 23, 2010.

ARROW ELECTRONICS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Sales	$4,613,307	$3,391,823	$8,848,673	$6,809,251
Costs and expenses:
Cost of sales	4,024,831	2,989,629	7,722,264	5,976,061
Selling, general and administrative expenses	375,876	315,028	742,625	644,142
Depreciation and amortization	17,760	16,716	36,237	33,343
Restructuring, integration, and other charges	5,649	19,252	13,086	43,270
	4,424,116	3,340,625	8,514,212	6,696,816
Operating income	189,191	51,198	334,461	112,435
Equity in earnings of affiliated companies	1,785	1,027	2,933	1,350
Loss on prepayment of debt	1,570	-	1,570	-
Interest and other financing expense, net	19,355	17,082	38,441	40,117
Income before income taxes	170,051	35,143	297,383	73,668
Provision for income taxes	53,858	14,061	94,149	25,850
Consolidated net income	116,193	21,082	203,234	47,818
Noncontrolling interests	-	(15)	(5)	(20)
Net income attributable to shareholders	$116,193	$21,097	$203,239	$47,838
Net income per share:
Basic	$.97	$.18	$1.70	$.40
Diluted	$.96	$.18	$1.68	$.40
Average number of shares outstanding:
Basic	119,228	119,783	119,731	119,675
Diluted	120,585	120,317	121,270	120,042

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
	July 3, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$576,664	$1,137,007
Accounts receivable, net	3,372,945	3,136,141
Inventories	1,805,779	1,397,668
Other current assets	215,168	168,812
Total current assets	5,970,556	5,839,628

Property, plant and equipment, at cost:
Land	23,192	23,584
Buildings and improvements	128,605	137,539
Machinery and equipment	806,936	779,105
	958,733	940,228
Less: Accumulated depreciation and amortization	(482,923)	(479,522)
Property, plant and equipment, net	475,810	460,706

Investments in affiliated companies	53,875	53,010
Cost in excess of net assets of companies acquired	1,019,292	926,296
Other assets	468,477	482,726
Total assets	$7,988,010	$7,762,366

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,028,403	$2,763,237
Accrued expenses	496,667	445,914
Short-term borrowings, including current portion of long-term debt	77,344	123,095
Total current liabilities	3,602,414	3,332,246
Long-term debt	1,262,865	1,276,138
Other liabilities	196,604	236,685

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2010 and 2009
Issued – 125,337 and 125,287 shares in 2010 and 2009, respectively	125,337	125,287
Capital in excess of par value	1,048,253	1,056,704
Treasury stock (7,520 and 5,459 shares in 2010 and 2009, respectively), at cost	(233,458)	(179,152)
Retained earnings	1,897,756	1,694,517
Foreign currency translation adjustment	97,574	229,019
Other	(9,335)	(9,415)
Total shareholders' equity	2,926,127	2,916,960
Noncontrolling interests	-	337
Total equity	2,926,127	2,917,297
Total liabilities and equity	$7,988,010	$7,762,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Six Months Ended
	July 3, 2010	July 4, 2009

Cash flows from operating activities:
Consolidated net income	$203,234	$47,818
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	36,237	33,343
Amortization of stock-based compensation	17,053	13,047
Amortization of deferred financing costs and discount on notes	1,104	1,110
Equity in earnings of affiliated companies	(2,933)	(1,350)
Deferred income taxes	24,976	17,667
Restructuring, integration, and other charges	9,640	32,193
Excess tax benefits from stock-based compensation arrangements	(1,728)	2,157
Loss on prepayment of debt	964	-
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(300,728)	546,654
Inventories	(445,872)	263,663
Accounts payable	307,116	(253,465)
Accrued expenses	30,034	(143,462)
Other assets and liabilities	(96,638)	(22,386)
Net cash provided by (used for) operating activities	(217,541)	536,989

Cash flows from investing activities:
Acquisition of property, plant and equipment	(56,620)	(72,369)
Cash consideration paid for acquired businesses	(172,353)	-
Proceeds from sale of facilities	16,971	1,153
Other	-	(272)
Net cash used for investing activities	(212,002)	(71,488)

Cash flows from financing activities:
Change in short-term and other borrowings	(7,794)	(7,509)
Repayment of long-term bank borrowings	(471,700)	(29,400)
Proceeds from long-term bank borrowings	471,700	29,400
Proceeds from exercise of stock options	6,405	837
Excess tax benefits from stock-based compensation arrangements	1,728	(2,157)
Repurchases of common stock	(81,179)	(2,145)
Net cash used for financing activities	(80,840)	(10,974)

Effect of exchange rate changes on cash	(49,960)	2,628

Net increase (decrease) in cash and cash equivalents	(560,343)	457,155

Cash and cash equivalents at beginning of period	1,137,007	451,272
Cash and cash equivalents at end of period	$576,664	$908,427

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly period ended April 3, 2010, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, as filed in the company's Annual Report on Form 10-K.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2010

On June 1, 2010, the company acquired Converge, Inc. ("Converge") for a purchase price of $138,363, which included cash acquired of $4,803, debt paid at closing of $27,546, and is subject to a final working capital adjustment.  Converge is a leading provider of reverse logistics services, headquartered in Peabody, Massachusetts.  Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers throughout Europe, Asia, and the Americas.  For the second quarter of 2010, Converge sales of $27,243 were included in the company's consolidated results of operations from the date of acquisition.  Total Converge sales for 2009 were approximately $280,000.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Converge acquisition:

Accounts receivable, net	$49,122
Inventories	8,182
Other current assets	2,392
Property, plant and equipment	1,722
Identifiable intangible assets	13,500
Cost in excess of net assets of companies acquired	78,257
Accounts payable	(11,019)
Accrued expenses	(8,305)
Other liabilities	(291)
Cash consideration paid, net of cash acquired	$133,560

The company allocated $12,400 of the purchase price to intangible assets relating to customer relationships, with a useful life of ten years and $1,100 to other intangible assets (consisting of non-competition agreements and sales backlog), with useful lives ranging from one to two years.

The cost in excess of net assets of companies acquired related to the Converge acquisition was recorded in the company's global components business segment.  The intangible assets related to the Converge acquisition are not expected to be deductible for income tax purposes.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the Converge acquisition occurred on January 1, 2010:

	Quarter Ended July 3, 2010		For the Six Months Ended July 3, 2010
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,613,307	$4,666,485	$8,848,673	$8,977,610
Net income attributable to shareholders	116,193	118,375	203,239	206,999
Net income per share:
Basic	$.97	$.99	$1.70	$1.73
Diluted	$.96	$.98	$1.68	$1.71

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained if the Converge acquisition had occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from this acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In April 2010, the company acquired Verical Incorporated ("Verical"), an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers.  In June 2010, the company acquired Sphinx Group Limited ("Sphinx"), a United Kingdom-based value-added distributor of security and networking solutions.  The impact of these acquisitions was not material to the company's consolidated financial position and results of operations.  Annual sales for these acquisitions were approximately $83,000.

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

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2009, as well as the unaudited pro forma consolidated results of operations of the company, as though the Converge and Petsche acquisitions occurred on January 1, 2009:

	Quarter Ended July 4, 2009		Six Months Ended July 4, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$3,391,823	$3,501,988	$6,809,251	$7,037,431
Net income attributable to shareholders	21,097	24,149	47,838	55,235
Net income per share:
Basic	$.18	$.20	$.40	$.46
Diluted	$.18	$.20	$.40	$.46

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had the Converge and Petsche acquisitions occurred as of the beginning of 2009, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

Amortization expense related to identifiable intangible assets was $4,650 and $9,294 for the second quarter and first six months of 2010 and $3,852 and $7,676 for the second quarter and first six months of 2009, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary.  The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note D – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total

December 31, 2009	$473,421	$452,875	$926,296
Acquisitions	90,440	24,560	115,000
Foreign currency translation	(114)	(21,890)	(22,004)
July 3, 2010	$563,747	$455,545	$1,019,292

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	July 3, 2010	December 31, 2009

Marubun/Arrow	$39,268	$37,649
Altech Industries	14,607	15,361
	$53,875	$53,010

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Marubun/Arrow	$1,562	$806	$2,477	$919
Altech Industries	223	228	456	449
Other	-	(7)	-	(18)
	$1,785	$1,027	$2,933	$1,350

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At July 3, 2010, the company's pro-rata share of this debt was approximately $7,550. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 3, 2010	December 31, 2009

Accounts receivable	$3,405,128	$3,175,815
Allowances for doubtful accounts	(32,183)	(39,674)
Accounts receivable, net	$3,372,945	$3,136,141

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	July 3, 2010	December 31, 2009

9.15% senior notes, due 2010	$69,544	$69,544
Cross-currency swap, due 2010	-	41,943
Interest rate swaps designated as fair value hedges	728	2,036
Short-term borrowings in various countries	7,072	9,572
	$77,344	$123,095

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at July 3, 2010 and December 31, 2009 were 3.1% and 3.5%, respectively.

Long-term debt consists of the following:

	July 3, 2010	December 31, 2009

Bank term loan, due 2012	$200,000	$200,000
6.875% senior notes, due 2013	349,799	349,765
6.875% senior debentures, due 2018	198,346	198,241
6.00% notes, due 2020	299,914	299,909
7.5% senior debentures, due 2027	197,680	197,610
Cross-currency swap, due 2011	-	12,497
Interest rate swaps designated as fair value hedges	14,745	9,556
Other obligations with various interest rates and due dates	2,381	8,560
	$1,262,865	$1,276,138

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.5% senior debentures are not redeemable prior to their maturity.  The 9.15% senior notes, 6.875% senior notes, 6.875% senior debentures, and 6.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value is as follows:

	July 3, 2010	December 31, 2009

9.15% senior notes, due 2010	$71,000	$73,000
6.875% senior notes, due 2013	385,000	378,000
6.875% senior debentures, due 2018	220,000	214,000
6.00% notes, due 2020	315,000	300,000
7.5% senior debentures, due 2027	216,000	208,000

The carrying amount of the company's short-term borrowings, bank term loan, and other obligations approximate their fair value.

During the second quarter of 2010, the company sold a facility and was required to repay the related collateralized debt with a face amount of $9,000.  For both the second quarter and first six months of 2010, the company recognized a loss on prepayment of debt of $1,570 ($964 net of related taxes or $.01 per share on both a basic and diluted basis) in the accompanying consolidated statements of operations.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at July 3, 2010). The facility fee related to the credit facility is .125%.

The company has a $300,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2011.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheet.  Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at July 3, 2010).  The facility fee is ..50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at July 3, 2010 and December 31, 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 3, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $1,281 and $1,620 for the second quarter and first six months of 2010 and $777 and $2,408 for the second quarter and first six months 2009, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at July 3, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$214,486	$-	$214,486
Available-for-sale securities	57,685	-	-	57,685
Interest rate swaps	-	15,473	-	15,473
	$57,685	$229,959	$-	$287,644

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$744,125	$-	$744,125
Available-for-sale securities	56,464	-	-	56,464
Interest rate swaps	-	11,592	-	11,592
Cross-currency swaps	-	(54,440)	-	(54,440)
	$56,464	$701,277	$-	$757,741

Available-For-Sale Securities

The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	July 3, 2010		December 31, 2009
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	2,904	33,967	4,408	31,242
Fair value	$12,920	$44,765	$14,424	$42,040

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

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	July 3, 2010	December 31, 2009
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other current assets	$728	$2,036
Interest rate swaps designated as fair value hedges	Other assets	14,745	9,556
Cross-currency swaps designated as net investment hedges	Short-term borrowings	-	(41,943)
Cross-currency swaps designated as net investment hedges	Long-term debt	-	(12,497)
Foreign exchange contracts designated as cash flow hedges	Other current assets	103	406
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(684)	(272)
Total derivative instruments designated as hedging instruments		14,892	(42,714)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	3,721	2,362
Foreign exchange contracts	Accrued expenses	(3,327)	(1,952)
Total derivative instruments not designated as hedging instruments		394	410
Total		$15,286	$(42,304)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Fair value hedges:
Interest rate swaps (a)	$-	$-	$-	$-
Total	$-	$-	$-	$-
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$1,408	$(226)	$3,437	$(4,160)
Total	$1,408	$(226)	$3,437	$(4,160)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended July 3, 2010			Six Months Ended July 3, 2010
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:
Foreign exchange contracts (d)	$(466)	$2	$-	$(620)	$(90)	$-
Total	$(466)	$2	$-	$(620)	$(90)	$-

Net Investment Hedges:
Cross-currency swaps (c)	$31,812	$-	$(177)	$52,158	$-	$(91)
Total	$31,812	$-	$(177)	$52,158	$-	$(91)

	Quarter Ended July 4, 2009			Six Months Ended July 4, 2009
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income
Cash Flow Hedges:
Interest rate swaps (c)	$(1)	$-	$-	$742	$-	$-
Foreign exchange contracts (d)	(1,086)	-	-	(2,445)	(49)	-
Total	$(1,087)	$-	$-	$(1,703)	$(49)	$-
Net Investment Hedges:
Cross-currency swaps (c)	$(10,590)	$-	$1,768	$1,376	$-	$1,684
Total	$(10,590)	$-	$1,768	$1,376	$-	$1,684

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

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

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200,000, of which $130,455 was terminated in 2009 upon the repayment of a portion of the underlying debt.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.75% and 4.94% at July 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $728 and $2,036 at July 3, 2010 and December 31, 2009, respectively.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at July 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $14,745 and $9,556 at July 3, 2010 and December 31, 2009, respectively.

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

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281 (the "2006 cross-currency swap").  In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384 (the "2005 cross-currency swap").  These cross-currency swaps hedge a portion of the company's net investment in euro-denominated net assets, by effectively converting the interest expense on $300,000 of long-term debt from U.S. dollars to euros.   During the second quarter of 2010, the company paid $2,282, plus accrued interest, to terminate these cross-currency swaps.  The 2006 cross-currency swap and the 2005 cross-currency swap had a negative fair value at December 31, 2009 of $12,497 and $41,943, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at July 3, 2010 and December 31, 2009 was $369,577 and $294,928, respectively.

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

Note I – Restructuring, Integration, and Other Charges

During the second quarters of 2010 and 2009, the company recorded restructuring, integration, and other charges of $5,649 ($4,095 net of related taxes or $.03 per share on both a basic and diluted basis) and $19,252 ($16,124 net of related taxes or $.13 per share on both a basic and diluted basis), respectively.

During the first six months of 2010 and 2009, the company recorded restructuring, integration, and other charges of $13,086 ($9,640 net of related taxes or $.08 per share on both a basic and diluted basis) and $43,270 ($32,193 net of related taxes or $.27 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Restructuring charges – current period actions	$5,798	$19,956	$10,987	$43,428
Restructuring and integration charges – actions taken in prior periods	(1,056)	(704)	1,093	(158)
Acquisition-related expenses	907	-	1,006	-
	$5,649	$19,252	$13,086	$43,270

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $10,987 and activity in the restructuring accrual for the first six months of 2010:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$8,966	$201	$1,820	$10,987
Payments	(5,477)	(129)	(650)	(6,256)
Non-cash usage	-	-	(657)	(657)
Foreign currency translation	(104)	12	16	(76)
July 3, 2010	$3,385	$84	$529	$3,998

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The restructuring charge of $10,987 for the first six months of 2010 primarily includes personnel costs of $8,966 and facilities costs of $201.  The personnel costs are related to the elimination of approximately 90 positions within the global ECS business segment and approximately 80 positions within the global components business segment.  The facilities costs are related to exit activities for 4 vacated facilities in Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first six months of 2010 related to the 2009 restructuring:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$25,380	$6,287	$224	$31,891
Restructuring charge (credit)	2,394	(1,586)	-	808
Payments	(21,043)	290	-	(20,753)
Foreign currency translation	(1,716)	(579)	(25)	(2,320)
July 3, 2010	$5,015	$4,412	$199	$9,626

Restructuring and Integration Accruals Related to Actions Taken Prior to 2009

The following table presents the activity in the restructuring and integration accruals for the first six months of 2010 related to restructuring and integration actions taken prior to 2009:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$1,728	$6,676	$1,822	$10,226
Restructuring and integration charges (credits)	(190)	556	(81)	285
Payments	(974)	(1,165)	-	(2,139)
Non-cash usage	-	(582)	-	(582)
Foreign currency translation	(36)	(362)	(26)	(424)
July 3, 2010	$528	$5,123	$1,715	$7,366

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $20,990 at July 3, 2010, of which $20,611 is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $8,928 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $9,619 relate to vacated leased properties that have scheduled payments of $3,207 in 2010, $2,503 in 2011, $1,395 in 2012, $1,065 in 2013, $607 in 2014, and $842 thereafter.

•	Other accruals of $2,443 are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Acquisition-Related Expenses

Included in restructuring, integration, and other charges is $1,006 of other acquisition-related expenses for the first six months of 2010 primarily consisting of professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Net income attributable to shareholders	$116,193	$21,097	$203,239	$47,838

Weighted average shares outstanding - basic	119,228	119,783	119,731	119,675
Net effect of various dilutive stock-based compensation awards	1,357	534	1,539	367
Weighted average shares outstanding - diluted	120,585	120,317	121,270	120,042

Net income per share:
Basic	$.97	$.18	$1.70	$.40
Diluted (a)	$.96	$.18	$1.68	$.40

(a)
Stock-based compensation awards for the issuance of 3,471 and 3,300 shares for the second quarter and first six months of 2010 and 4,854 and 4,748 shares for the second quarter and first six months of 2009, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Consolidated net income	$116,193	$21,082	$203,234	$47,818
Foreign currency translation adjustments (a)	(67,131)	58,118	(131,445)	17,976
Other (b)	508	11,862	80	13,318
Comprehensive income	49,570	91,062	71,869	79,112
Comprehensive loss attributable to noncontrolling interests	-	(25)	-	(28)
Comprehensive income attributable to shareholders	$49,570	$91,087	$71,869	$79,140

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

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100,000 of the company's common stock in such amounts as to offset the dilution from the granting of equity-based compensation awards.  As of July 3, 2010, the company repurchased 2,662,112 shares under this plan with a market value of $74,995 at the dates of repurchase.

On July 27, 2010, the company's Board of Directors approved an additional repurchase of up to $100,000 of the company's common stock.

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Components of net periodic benefit costs:
Service cost	$411	$442	$822	$884
Interest cost	2,248	2,244	4,496	4,488
Expected return on plan assets	(1,498)	(1,266)	(2,996)	(2,532)
Amortization of unrecognized net loss	967	876	1,934	1,752
Amortization of prior service cost	20	137	40	274
Amortization of transition obligation	7	103	14	206
Net periodic benefit costs	$2,155	$2,536	$4,310	$5,072

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

Remedial activities underway include the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site, and a hydraulic containment system that captures and treats groundwater before it moves into the adjacent offsite area.  Approximately $9,000 was spent on these activities to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater offsite and remaining Remedial Action Work Plan costs, will cost an additional $9,700 to $18,700.

The company currently estimates that the additional cost of project management and regulatory oversight on the Norco site will range from $400 to $500.  Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $700.

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

The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable.  Accordingly, the company increased the receivable for indemnified amounts due from E.ON AG by $1,883 during the first six months of 2010 to $42,795. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009
Sales:
Global components	$3,259,016	$2,271,570	$6,387,038	$4,616,582
Global ECS	1,354,291	1,120,253	2,461,635	2,192,669
Consolidated	$4,613,307	$3,391,823	$8,848,673	$6,809,251

Operating income (loss):
Global components	$182,494	$57,993	$336,602	$134,091
Global ECS	43,023	34,461	66,936	66,487
Corporate (a)	(36,326)	(41,256)	(69,077)	(88,143)
Consolidated	$189,191	$51,198	$334,461	$112,435

(a)
Includes restructuring, integration, and other charges of $5,649 and $13,086 for the second quarter and first six months of 2010 and $19,252 and $43,270 for the second quarter and first six months of 2009, respectively.

Total assets, by segment, are as follows:
	July 3,	December 31,
	2010	2009

Global components	$5,432,829	$4,512,141
Global ECS	1,897,495	2,258,803
Corporate	657,686	991,422
Consolidated	$7,988,010	$7,762,366

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 3, 2010	July 4, 2009	July 3, 2010	July 4, 2009

Americas (b)	$2,254,263	$1,632,557	$4,146,019	$3,214,730
EMEA	1,327,361	941,898	2,644,715	2,036,501
Asia/Pacific	1,031,683	817,368	2,057,939	1,558,020
Consolidated	$4,613,307	$3,391,823	$8,848,673	$6,809,251

(b)
Includes sales related to the United States of $2,038,351 and $3,719,924 for the second quarter and first six months of 2010 and $1,468,604 and $2,892,269 for the second quarter and first six months of 2009, respectively.

Net property, plant and equipment, by geographic area, is as follows:

	July 3,	December 31,
	2010	2009

Americas (c)	$407,685	$381,827
EMEA	51,501	61,960
Asia/Pacific	16,624	16,919
Consolidated	$475,810	$460,706

(c)	Includes net property, plant and equipment related to the United States of $406,488 and $380,576 at July 3, 2010 and December 31, 2009, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") through its global components business segment and provides enterprise computing solutions to value-added resellers ("VARs") through its global ECS business segment.   For the first six months of 2010, approximately 72% of the company's sales were from the global components business segment, and approximately 28% of the company's sales were from the global ECS business segment.

The company's business initiatives are to grow sales faster than the market, grow profits faster than sales, and increase return on invested capital.  To achieve its financial objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies.  To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.  Cash flow needed to fund this growth is primarily expected to be generated through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.

On June 1, 2010, the company acquired Converge, Inc. ("Converge") a leading provider of reverse logistics services. On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, and harness management solutions, to the aerospace and defense markets.  Results of operations of Converge and Petsche were included in the company's consolidated results from their respective dates of acquisition within the company's global components business segment.

Consolidated sales for the second quarter of 2010 increased by 36.0%, compared with the year-earlier period, due to a 43.5% increase in the global components business segment sales and a 20.9% increase in the global ECS business segment sales.  On a pro forma basis, which includes Converge and Petsche as though these acquisitions occurred on January 1, 2009, consolidated sales increased 33.3%. The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $54.1 million for the second quarter of 2010, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 38.2% for the second quarter of 2010.

Net income attributable to shareholders increased to $116.2 million in the second quarter of 2010, compared with net income attributable to shareholders of $21.1 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Second quarter of 2010 and 2009:

•	restructuring, integration, and other charges of $5.6 million ($4.1 million net of related taxes) in 2010 and $19.3 million ($16.1 million net of related taxes) in 2009; and
•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010.

First six months of 2010 and 2009:

•	restructuring, integration, and other charges of $13.1 million ($9.6 million net of related taxes) in 2010 and $43.3 million ($32.2 million net of related taxes) in 2009; and
•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the second quarter of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate, offset, in part, by increased net interest and other financing expense.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	July 3, 2010	July 4, 2009	% Change
Second Quarter Ended:
Global components	$3,259	$2,272	43.5%
Global ECS	1,354	1,120	20.9%
Consolidated	$4,613	$3,392	36.0%

Six Months Ended:
Global components	$6,387	$4,616	38.3%
Global ECS	2,462	2,193	12.3%
Consolidated	$8,849	$6,809	30.0%

Consolidated sales for the second quarter and first six months of 2010 increased by $1.22 billion, or 36.0%, and $2.04 billion, or 30.0%, compared with the year-earlier periods.  The increase was driven by an increase in the global components business segment sales of $987.4 million, or 43.5%, and $1.77 billion, or 38.3%, for the second quarter and first six months of 2010, respectively, and an increase in the global ECS business segment sales of $234.0 million, or 20.9%, and $269.0 million, or 12.3%, for the second quarter and first six months of 2010, respectively.  On a pro forma basis, which includes Converge and Petsche as though these acquisitions occurred on January 1, 2009, consolidated sales for the second quarter and first six months of 2010 increased 33.3% and 27.6%, respectively.  The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $54.1 million for the second quarter of 2010, compared with the year-earlier period, due to a stronger U.S. dollar.  The translation of the company's international financial statements into U.S. dollars resulted in increased consolidated sales of $21.3 million for the first six months of 2010, compared with the year-earlier period, due to a weaker U.S. dollar.   Excluding the impact of foreign currency, the company's consolidated sales increased by 38.2% and 29.5% for the second quarter and first six months of 2010, respectively.

In the global components business segment, sales for the second quarter and first six months of 2010 increased primarily due to strength in all three of the company's regional businesses as a result of strengthening in the world's economies.  On a pro forma basis, which includes Converge and Petsche as though these acquisitions occurred on January 1, 2009, global components business segment sales for the second quarter and first six months of 2010 increased 39.1% and 34.5%, respectively.  The growth in the global components business segment for the second quarter and first six months of 2010 was primarily driven by the sales increase in EMEA of 51.8% and 38.3%, the sales increase in the Americas of 44.9% and 36.8%, the sales increase in Asia/Pacific of 26.2% and 32.1%, respectively, and, to a lesser extent, the acquisitions of Converge and Petsche.  Excluding the impact of foreign currency, the company's global components business segment sales increased by 45.4% and 37.6% for the second quarter and first six months of 2010, respectively.

In the global ECS business segment, the sales for the second quarter and first six months of 2010 increased primarily due to higher demand for products.  The increase in sales for the second quarter and first six months of 2010 was due to growth in storage, software, services, and industry standard servers, offset, in part, by declines in proprietary servers.   Excluding the impact of foreign currency, the company's global ECS business segment sales increased by 23.4% and 12.5% for the second quarter and first six months of 2010, respectively.

Gross Profit

The company recorded gross profit of $588.5 million and $1.13 billion in the second quarter and first six months of 2010, respectively, compared with $402.2 million and $833.2 million in the year-earlier periods.  The increase in gross profit was primarily due to the 36.0% and 30.0% increase in sales during the second quarter and first six months of 2010, respectively.  The gross profit margin for the second quarter and first six months of 2010 increased by approximately 90 and 50 basis points, respectively, compared with the year-earlier periods.  The increase in gross profit as a percent of sales for both the second quarter and first six months of 2010 was primarily due to increasing gross profit in the global components business, offset, in part, by lower gross profit in the global ECS business due to a lower mix of proprietary servers, compared with the year-earlier period.  In addition, the global components business segment sales comprised a larger percentage of the company's consolidated sales for the second quarter and first six months of 2010 as compared with the year-earlier periods.  The gross profit margins of products sold in the global components business segment are typically higher than the profit margins of products in the global ECS business segment.

Restructuring, Integration, and Other Charges

2010 Charges

The company recorded restructuring, integration, and other charges of $5.6 million ($4.1 million net of related taxes or $.03 per share on both a basic and diluted basis) and $13.1 million ($9.6 million net of related taxes or $.08 per share on both a basic and diluted basis) for the second quarter and first six months of 2010, respectively.   Included in the restructuring, integration, and other charges for the second quarter and first six months of 2010 are restructuring charges of $5.8 million and $11.0 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2010 is a credit of $1.1 million and a charge of $1.1 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $.9 million and $1.0 million, respectively.

The restructuring charges of $5.8 million and $11.0 million for the second quarter and first six months of 2010 primarily includes personnel costs of $4.1 million and $9.0 million, respectively.  Also included in the restructuring charge for the first six months of 2010 are facilities costs of $.2 million.  The personnel costs are related to the elimination of approximately 90 positions within the global ECS business segment and approximately 80 positions within the global components business segment.  The facilities costs are related to exit activities for 4 vacated facilities in Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Charges

The company recorded restructuring, integration, and other charges of $19.3 million ($16.1 million net of related taxes or $.13 per share on both a basic and diluted basis) and $43.3 million ($32.2 million net of related taxes or $.27 per share on both a basic and diluted basis) for the second quarter and first six months of 2009, respectively. Included in the restructuring, integration, and other charges for the second quarter and first six months of 2009 are restructuring charges of $20.0 million and $43.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies.  Also, included in the restructuring, integration, and other charges for the second quarter and first six months of 2009 are credits of $.7 million and $.2 million, respectively, related to restructuring and integration actions taken in prior periods.

The restructuring charges of $20.0 million and $43.4 million for the second quarter and first six months of 2009, respectively, primarily includes personnel costs of $17.8 million and $39.4 million and facilities costs of $1.9 million and $3.7 million, respectively.  The personnel costs are related to the elimination of approximately 760 positions within the global components business segment and approximately 235 positions within the global ECS business segment.  The facilities costs are related to exit activities for ten vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs.  These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

Operating Income

The company recorded operating income of $189.2 million and $334.5 million in the second quarter and first six months of 2010, respectively, as compared with operating income of $51.2 million and $112.4 million in the year-earlier periods.  Included in operating income for the second quarter and first six months of 2010 were the previously discussed restructuring, integration, and other charges of $5.6 million and $13.1 million, respectively.  Included in operating income for the second quarter and first six months of 2009 were the previously discussed restructuring and integration charges of $19.3 million and $43.3 million, respectively.

Selling, general and administrative expenses increased $60.8 million, or 19.3%, in the second quarter of 2010 on a sales increase of 36.0% compared with the second quarter of 2009 and $98.5 million, or 15.3%, for the first six months of 2010 on a sales increase of 30.0% compared with the first six months of 2009.  The dollar increase in selling, general and administrative expenses was primarily due to higher variable selling, general and administrative expenses to support the increased sales, the reinstatement of certain employee-related costs that were temporarily suspended during the global economic downturn, and selling, general and administrative expenses incurred by Converge and Petsche, which were acquired in June 2010 and December 2009, respectively.  These increases were offset, in part, by the impact of a stronger U.S. dollar on the translation of the company's international financial statements for the second quarter of 2010 compared with the year-earlier period.  Selling, general and administrative expenses as a percentage of sales for the second quarters of 2010 and 2009 decreased to 8.1% from 9.3%, respectively, and to 8.4% from 9.5% for the first six months of 2010 and 2009, respectively, primarily due to the company's continuing efforts to streamline and simplify processes.

Loss on Prepayment of Debt

During the second quarter of 2010, the company sold a facility and was required to repay the related collateralized debt with a face amount of $9.0 million.  For both the second quarter and first six months of 2010, the company recognized a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) in the accompanying consolidated statements of operations.  The loss was offset by a gain on the sale of this property of $1.7 million included in restructuring, integration, and other charges in the accompanying consolidated statements of operations.

Interest and Other Financing Expense

Net interest and other financing expense increased by 13.3% in the second quarter of 2010 to $19.4 million compared with $17.1 million in the second quarter of 2009, primarily due to higher average debt outstanding.

Net interest and other financing expense decreased by 4.2% in the first six months of 2010 to $38.4 million compared with $40.1 million in the first six months of 2009, primarily due to lower interest rates on the company’s variable rate debt.

Income Taxes

The company recorded a provision for income taxes of $53.9 million and $94.1 million (an effective tax rate of 31.7% for both periods) for the second quarter and first six months of 2010, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2010 was impacted by the previously discussed restructuring, integration, and other charges and loss on the prepayment of debt.  Excluding the impact of the above-mentioned items, the company's effective tax rate for the second quarter and first six months of 2010 was 31.6% and 31.5%, respectively.

The company recorded a provision for income taxes of $14.1 million and $25.9 million (an effective tax rate of 40.0% and 35.1%) for the second quarter and first six months of 2009, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2009 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the previously discussed restructuring, integration, and other charges, the company's effective tax rate for both the second quarter and first six months of 2009 was 31.6%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $116.2 million and $203.2 million in the second quarter and first six months of 2010, respectively, compared with net income attributable to shareholders of $21.1 million and $47.8 million in the year-earlier periods.  Included in net income attributable to shareholders for the second quarter and first six months of 2010 were the previously discussed restructuring, integration, and other charges of $4.1 million and $9.6 million, respectively.  Also included in net income attributable to shareholders for both the second quarter and first six months of 2010 was the previously discussed loss on prepayment of debt of $1.0 million. Included in net income attributable to shareholders for the second quarter and first six months of 2009 were the previously discussed restructuring, integration, and other charges of $16.1 million and $32.2 million, respectively. Excluding the above-mentioned items, the increase in net income attributable to shareholders for the second quarter and first six months of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate.  These increases were offset, in part, by increased net interest and other financing expense for the second quarter of 2010 compared with the year-earlier period.

Liquidity and Capital Resources

At July 3, 2010 and December 31, 2009, the company had cash and cash equivalents of $576.7 million and $1.14 billion, respectively.

During the first six months of 2010, the net amount of cash used for the company's operating activities was $217.5 million, the net amount of cash used for investing activities was $212.0 million, and the net amount of cash used for financing activities was $80.8 million.  The effect of exchange rate changes on cash was a decrease of $50.0 million.

During the first six months of 2009, the net amount of cash provided by the company's operating activities was $537.0 million, the net amount of cash used for investing activities was $71.5 million, and the net amount of cash used for financing activities was $11.0 million.  The effect of exchange rate changes on cash was an increase of $2.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.8% and 58.4% at July 3, 2010 and December 31, 2009, respectively.

The net amount of cash used for the company's operating activities during the first six months of 2010 was $217.5 million and was primarily due to an increase in accounts receivable and inventory offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable.

The net amount of cash provided by the company's operating activities during the first six months of 2009 was $537.0 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.

Working capital as a percentage of sales was 11.7% in the second quarter of 2010 compared with 12.6% in the second quarter of 2009.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2010 was $212.0 million, primarily reflecting $172.4 million of cash consideration paid for acquired businesses and $56.6 million for capital expenditures, offset, in part, by proceeds from the sale of facilities of $17.0 million.  Included in capital expenditures for the first six months of 2010 is $33.6 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first six months of 2010, the company acquired Verical Incorporated, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers, Converge, a leading provider of reverse logistics services, and Sphinx Group Limited, a United Kingdom-based value-added distributor of security and networking solutions, for cash consideration of $169.3 million.  In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during the first six months of 2009 was $71.5 million, primarily reflecting $72.4 million for capital expenditures, which includes $51.3 million of capital expenditures related to the company's global ERP initiative, offset, in part, by proceeds from the sale of facilities of $1.2 million.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2010 was $80.8 million. The primary use of cash for financing activities included $81.2 million of repurchases of common stock, and a $7.8 million decrease in short-term and other borrowings. The primary sources of cash from financing activities during the first six months of 2010 were $6.4 million of proceeds from the exercise of stock options and $1.7 million related to excess tax benefits from stock-based compensation arrangements.

The net amount of cash used for financing activities during the first six months of 2009 was $11.0 million. The primary use of cash for financing activities during the first six months of 2009 included a $7.5 million decrease in short-term and other borrowings, a $2.2 million shortfall in tax benefits from stock-based compensation arrangements, and $2.1 million of repurchases of common stock.  The primary source of cash from financing activities was $.8 million of proceeds from the exercise of stock options.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at July 3, 2010). The facility fee related to the credit facility is .125%.

The company has a $300.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2011. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at July 3, 2010). The facility fee is .50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at July 3, 2010 and December 31, 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 3, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, its expected ability to generate future operating cash flows, and the company's access to capital markets are sufficient to meet its projected cash flow needs for the foreseeable future.

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

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock in such amounts as to offset the dilution from the granting of equity-based compensation awards.  As of July 3, 2010, the company repurchased 2,662,112 shares under this plan with a market value of $75.0 million at the dates of repurchase.

On July 27, 2010, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

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

There were no significant changes during the first six months of 2010 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at July 3, 2010 and December 31, 2009 was $369.6 million and $294.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  This resulted in increased sales and operating income of $21.3 million and $.9 million, respectively, for the first six months of 2010, compared with the year-earlier period, based on 2009 sales and operating income at the average rate for 2010.  Sales and operating income would decrease by approximately $266.0 million and $11.5 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2010.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million (the "2006 cross-currency swap").  In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million (the "2005 cross-currency swap").  These cross-currency swaps are designated as net investment hedges and hedge a portion of the company's net investment in euro-denominated net assets, by effectively converting the interest expense on $300.0 million of long-term debt from U.S. dollars to euros.  During the second quarter of 2010, the company paid $2.3 million, plus accrued interest, to terminate these cross-currency swaps.  The 2006 cross-currency swap and the 2005 cross-currency swap had a negative fair value at December 31, 2009 of $12.5 million and $41.9 million, respectively.

Interest Rate Risk

At July 3, 2010, approximately 58% of the company's debt was subject to fixed rates, and 42% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net income attributable to shareholders for the first six months of 2010. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004, the company entered into interest rate swaps, with an aggregate notional amount of $200.0 million, of which $130.5 million was terminated in 2009 upon the repayment of a portion of the underlying debt.  The swaps modify the company's interest rate exposure by effectively converting the fixed 9.15% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.75% and 4.94% at July 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $.7 million and $2.0 million at July 3, 2010 and December 31, 2009, respectively.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at July 3, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $14.7 million and $9.6 million at July 3, 2010 and December 31, 2009, respectively.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 3, 2010 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Transition of Enterprise Resource Planning System

On July 6, 2010, the company completed the process of installing a new enterprise resource planning ("ERP") system in a select operation in Europe as part of a phased implementation schedule.  This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years.  The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing.  The company has conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operation of the new ERP system.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

Except as set forth below, there were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2009:

Add the following additional risk factor:

We have and may continue to pursue acquisitions and investments in businesses outside our traditional core distribution business.

We have made, and may continue to make acquisitions of, or investments, in new services, businesses or technologies to expand our current service offerings and product lines.  Some of these may involve risks that may differ from those traditionally associated with our core distribution business, including undertaking product or service warranty responsibilities that in our traditional core business would generally reside primarily with our suppliers.  If we are not successful in mitigating or insuring against such risks, they could have a material adverse effect on the company’s business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock (the "2010 Share Repurchase Program") in such amounts as to offset the dilution from the granting of equity-based compensation awards.

On July 27, 2010, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended July 3, 2010:
Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

April 4 through 30, 2010	1,306	$30.02	-	100,000,000
May 1 through 31, 2010	2,664,292	28.17	2,662,112	25,005,230
June 1 through July 3, 2010	-		-	25,005,230
Total	2,665,598		2,662,112

(1)
Includes share repurchases under the 2010 Share Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended July 3, 2010 is 3,486 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6. Exhibits.

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date: July 28, 2010	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer