Form 10-Q
period 2010-10-02
ARROW ELECTRONICS INC
filed 2010-10-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2010

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
Yes ☐   No ☒

There were 115,801,922 shares of Common Stock outstanding as of October 22, 2010.

ARROW ELECTRONICS, INC.

INDEX

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Sales	$4,657,841	$3,671,865	$13,506,514	$10,481,116

Costs and expenses:
Cost of sales	4,049,047	3,250,804	11,771,311	9,226,865
Selling, general and administrative expenses	390,727	321,503	1,133,352	965,645
Depreciation and amortization	19,210	16,919	55,447	50,262
Restructuring, integration, and other charges	14,338	37,583	27,424	80,853
	4,473,322	3,626,809	12,987,534	10,323,625

Operating income	184,519	45,056	518,980	157,491

Equity in earnings of affiliated companies	1,633	1,883	4,566	3,233

Loss on prepayment of debt	-	5,312	1,570	5,312

Interest and other financing expense, net	18,921	18,033	57,362	58,150

Income before income taxes	167,231	23,594	464,614	97,262

Provision for income taxes	48,729	11,018	142,878	36,868

Consolidated net income	118,502	12,576	321,736	60,394

Noncontrolling interests	-	(5)	(5)	(25)
Net income attributable to shareholders	$118,502	$12,581	$321,741	$60,419

Net income per share:
Basic	$1.01	$.10	$2.71	$.50
Diluted	$1.00	$.10	$2.68	$.50

Average number of shares outstanding:
Basic	116,958	119,888	118,813	119,745
Diluted	118,235	120,785	120,270	120,238

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
	October 2, 2010	December 31, 2009
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$509,724	$1,137,007
Accounts receivable, net	3,602,733	3,136,141
Inventories	2,013,711	1,397,668
Other current assets	215,130	168,812
Total current assets	6,341,298	5,839,628
Property, plant and equipment, at cost:
Land	23,745	23,584
Buildings and improvements	134,631	137,539
Machinery and equipment	845,058	779,105
	1,003,434	940,228
Less: Accumulated depreciation and amortization	(506,912)	(479,522)
Property, plant and equipment, net	496,522	460,706

Investments in affiliated companies	57,096	53,010
Cost in excess of net assets of companies acquired	1,253,092	926,296
Other assets	560,877	482,726
Total assets	$8,708,885	$7,762,366
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,072,831	$2,763,237
Accrued expenses	626,926	445,914
Short-term borrowings, including current portion of long-term debt	16,854	123,095
Total current liabilities	3,716,611	3,332,246
Long-term debt	1,627,501	1,276,138
Other liabilities	224,061	236,685

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2010 and 2009
Issued - 125,337 and 125,287 shares in 2010 and 2009, respectively	125,337	125,287
Capital in excess of par value	1,056,035	1,056,704
Treasury stock (9,539 and 5,459 shares in 2010 and 2009, respectively), at cost	(283,064)	(179,152)
Retained earnings	2,016,258	1,694,517
Foreign currency translation adjustment	228,614	229,019
Other	(2,468)	(9,415)
Total shareholders' equity	3,140,712	2,916,960
Noncontrolling interests	-	337
Total equity	3,140,712	2,917,297
Total liabilities and equity	$8,708,885	$7,762,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 2, 2010	October 3, 2009

Cash flows from operating activities:
Consolidated net income	$321,736	$60,394
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	55,447	50,262
Amortization of stock-based compensation	24,992	19,219
Amortization of deferred financing costs and discount on notes	1,686	1,681
Equity in earnings of affiliated companies	(4,566)	(3,233)
Deferred income taxes	29,027	21,933
Restructuring, integration, and other charges	19,146	61,268
Excess tax benefits from stock-based compensation arrangements	(1,740)	1,741
Loss on prepayment of debt	964	3,228
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(351,362)	413,790
Inventories	(595,588)	331,098
Accounts payable	243,797	(157,827)
Accrued expenses	89,250	(158,527)
Other assets and liabilities	(74,058)	4,292
Net cash provided by (used for) operating activities	(241,269)	649,319
Cash flows from investing activities:
Acquisition of property, plant and equipment	(83,373)	(99,022)
Cash consideration paid for acquired businesses	(460,001)	-
Proceeds from sale of properties	16,971	1,153
Other	-	(272)
Net cash used for investing activities	(526,403)	(98,141)
Cash flows from financing activities:
Change in short-term and other borrowings	(902)	(32,009)
Proceeds from long-term bank borrowings, net	360,400	-
Repurchase/repayment of senior notes	(69,545)	(135,658)
Net proceeds from note offering	-	297,430
Proceeds from exercise of stock options	3,196	3,069
Excess tax benefits from stock-based compensation arrangements	1,740	(1,741)
Repurchases of common stock	(131,266)	(2,323)
Net cash provided by financing activities	163,623	128,768
Effect of exchange rate changes on cash	(23,234)	19,552
Net increase (decrease) in cash and cash equivalents	(627,283)	699,498
Cash and cash equivalents at beginning of period	1,137,007	451,272
Cash and cash equivalents at end of period	$509,724	$1,150,770

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended July 3, 2010 and April 3, 2010, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2009, as filed in the company's Annual Report on Form 10-K.

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

Recently Announced Acquisitions

In September 2010, the company announced an agreement to acquire Nu Horizons Electronics Corp. ("Nu Horizons"), a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing services providers in the components business, for approximately $130,000 in cash, or $7.00 per share.  Nu Horizons has sales facilities in more than 50 locations across North America, Asia and Europe, as well as regional logistics centers throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications. Nu Horizons is headquartered in Melville, N.Y., and has over 700 employees globally.  The acquisition has been approved by the Boards of Directors of both companies and is now subject to approval by Nu Horizons’ shareholders as well as customary regulatory approvals and is expected to close during the fourth quarter of 2010.  The company was named as a defendant in four shareholder class action lawsuits filed in the New York State Supreme Court in Suffolk County, relating to the proposed acquisition of Nu Horizons.  The complaints assert virtually identical claims for alleged breaches of fiduciary duty by Nu Horizons and its Board of Directors arising from their attempt to sell Nu Horizons to Arrow and charge the company with aiding and abetting those breaches of fiduciary duty.  The company does not expect the outcome of this matter to have a material adverse affect on its consolidated financial position or results of operations.

In September 2010, the company announced an agreement to acquire all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for approximately $210,000 in cash, subject to a post-closing working capital adjustment.  Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. Based in the Chicago area, with approximately 400 employees, Richardson RFPD’s product set includes solutions for infrastructure and wireless networks, power management and alternative energy markets.  The acquisition has been approved by the Boards of Directors of both companies and is now subject to the approval of Richardson's shareholders as well as customary regulatory approvals and is expected to close in early 2011.

2010

On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $261,288, which included debt paid at closing of $61,898, and is subject to a final working capital adjustment based upon a closing audit. Shared sells, installs, and maintains communications solutions, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony.  Shared is based in Irving, Texas, with locations throughout the U.S. and has approximately 1,000 employees.  Since the date of acquisition, Shared sales of $17,461 were included in the company's consolidated results of operations for both the third quarter and first nine months of 2010.  Total Shared sales for 2009 were approximately $250,000.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Shared acquisition:

Accounts receivable, net	$41,117
Inventories	4,514
Property, plant and equipment	7,503
Other assets	5,226
Identifiable intangible assets	113,700
Cost in excess of net assets of companies acquired	188,196
Accounts payable	(20,235)
Accrued expenses	(36,268)
Other liabilities	(42,465)
Cash consideration paid, net of cash acquired	$261,288

The company allocated $28,900 of the purchase price to intangible assets relating to customer relationships, with a useful life of 10 years, $78,000 to trade names with an indefinite useful life, $1,700 to developed technology, with a useful life of 10 years, and $5,100 to other intangible assets (consisting of non-competition agreements and sales backlog), with useful lives ranging from 1 to 2 years.

The cost in excess of net assets acquired related to the Shared acquisition was recorded in the company's global enterprise computing solutions business segment.  The intangible assets related to the Shared acquisition are not expected to be deductible for income tax purposes.

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), for a purchase price of $138,363, which included cash acquired of $4,803, and debt paid at closing of $27,546.  Converge is a leading provider of reverse logistics services, headquartered in Peabody, Massachusetts.  Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers throughout Europe, Asia, and the Americas.  Since the date of acquistion, Converge sales of $79,016 and $106,259 were included in the company's consolidated results of operations for the third quarter and first nine months of 2010, respectively.  Total Converge sales for 2009 were approximately $280,000.

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the Shared and Converge acquisitions occurred on January 1, 2010:

	Quarter Ended October 2, 2010		Nine Months Ended October 2, 2010
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$4,657,841	$4,698,701	$13,506,514	$13,804,092
Net income attributable to shareholders	118,502	118,574	321,741	328,913
Net income per share:
Basic	$1.01	$1.01	$2.71	$2.77
Diluted	$1.00	$1.00	$2.68	$2.73

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had the Shared and Converge acquisitions occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In April 2010, the company acquired Verical Incorporated, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers.  In June 2010, the company acquired Sphinx Group Limited, a United Kingdom-based value-added distributor of security and networking solutions.  In August 2010, the company acquired Transim Technology Corporation, a leading service provider of online component design and engineering solutions for technology manufacturers. On October 1, 2010, the company acquired Eshel Technology Group, Inc., a leading solid-state lighting distributor and value-added service provider.  The impact of these acquisitions was not material to the company's consolidated financial position and results of operations.  Annual sales for these acquisitions were approximately $103,000.

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

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2009, as well as the unaudited pro forma consolidated results of operations of the company, as though the Shared, Converge, and Petsche acquisitions occurred on January 1, 2009:

	Quarter Ended October 3, 2009		Nine Months Ended October 3, 2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$3,671,865	$3,846,558	$10,481,116	$11,011,137
Net income attributable to shareholders	12,581	14,801	60,419	71,960
Net income per share:
Basic	$.10	$.12	$.50	$.60
Diluted	$.10	$.12	$.50	$.60

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had the Shared, Converge, and Petsche acquisitions occurred as of the beginning of 2009, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

Amortization expense related to identifiable intangible assets was $5,342 and $14,636 for the third quarter and first nine months of 2010 and $3,855 and $11,531 for the third quarter and first nine months of 2009, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary.  The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note D – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total

December 31, 2009	$473,421	$452,875	$926,296
Acquisitions	117,426	212,755	330,181
Foreign currency translation	-	(3,385)	(3,385)
October 2, 2010	$590,847	$662,245	$1,253,092

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	October 2, 2010	December 31, 2009

Marubun/Arrow	$40,686	$37,649
Altech Industries	16,410	15,361
	$57,096	$53,010

The equity in earnings (loss) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Marubun/Arrow	$1,262	$1,529	$3,739	$2,448
Altech Industries	371	354	827	803
Other	-	-	-	(18)
	$1,633	$1,883	$4,566	$3,233

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At October 2, 2010, the company's pro-rata share of this debt was approximately $23,700. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	October 2, 2010	December 31, 2009

Accounts receivable	$3,641,841	$3,175,815
Allowances for doubtful accounts	(39,108)	(39,674)
Accounts receivable, net	$3,602,733	$3,136,141

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	October 2, 2010	December 31, 2009

9.15% senior notes, due 2010	$-	$69,544
Cross-currency swap, due 2010	-	41,943
Interest rate swaps designated as fair value hedges	-	2,036
Short-term borrowings in various countries	16,854	9,572
	$16,854	$123,095

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at October 2, 2010 and December 31, 2009 were 2.3% and 3.5%, respectively.

Long-term debt consists of the following:

	October 2, 2010	December 31, 2009

Revolving credit facility, due 2012	$360,400	$-
Bank term loan, due 2012	200,000	200,000
6.875% senior notes, due 2013	349,816	349,765
6.875% senior debentures, due 2018	198,398	198,241
6.00% notes, due 2020	299,916	299,909
7.5% senior debentures, due 2027	197,715	197,610
Cross-currency swap, due 2011	-	12,497
Interest rate swaps designated as fair value hedges	17,787	9,556
Other obligations with various interest rates and due dates	3,469	8,560
	$1,627,501	$1,276,138

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 6.875% senior debentures, and 6.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value is as follows:

	October 2, 2010	December 31, 2009

9.15% senior notes, due 2010	$-	$73,000
6.875% senior notes, due 2013	389,000	378,000
6.875% senior debentures, due 2018	226,000	214,000
6.00% notes, due 2020	324,000	300,000
7.5% senior debentures, due 2027	206,000	208,000

The carrying amount of the company's short-term borrowings, revolving credit facility, bank term loan, and other obligations approximate their fair value.

During the second quarter of 2010, the company sold a property and was required to repay the related collateralized debt with a face amount of $9,000.  For the first nine months of 2010, the company recognized a loss on prepayment of debt of $1,570 ($964 net of related taxes or $.01 per share on both a basic and diluted basis) in the accompanying consolidated statements of operations.

In September 2009, the company repurchased $130,455 principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase for the third quarter and first nine months of 2009, including the premium paid and write-off of the related deferred financing costs, offset by the gain for terminating a portion of the related interest rate swaps aggregated $5,312 ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.  During the third quarter of 2010, the company repaid the remaining $69,545 principal amount of its 9.15% senior notes upon maturity.

In September 2009, the company completed the sale of $300,000 principal amount of 6.00% notes due in 2020.  The net proceeds of the offering of $297,430 were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at October 2, 2010). The facility fee related to the credit facility is .125%.  At October 2, 2010, the company had $360,400 in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2009.

The company has a $300,000 asset securitization program collateralized by accounts receivables of certain of its North American subsidiaries which expires in March 2011.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheet.  Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at October 2, 2010).  The facility fee is .50%.  The company had no outstanding borrowings under the asset securitization program at October 2, 2010 and December 31, 2009.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

stock, and require that certain financial ratios be maintained at designated levels. As of October 2, 2010, the company was in compliance with all covenants relating to its revolving credit facility and is currently not aware of any events that would cause non-compliance with any covenants in the future.  In connection with the asset securitization program, on October 27, 2010, the lenders under the program agreed to waive any potential breach resulting from any failure by the company to comply with a non-financial covenant to maintain appropriate UCC filings arising out of a merger and changes in the names of several of the company’s subsidiaries that are originators of accounts receivable under the program.  Under certain circumstances the failure to file or amend the UCC filings may have resulted in the company being out of compliance with its obligations under the program and the company has taken the necessary actions to cure any non-compliance.

Interest and other financing expense, net, includes interest income of $1,635 and $3,255 for the third quarter and first nine months of 2010 and $278 and $2,686 for the third quarter and first nine months 2009, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at October 2, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$135,154	$-	$135,154
Available-for-sale securities	67,593	-	-	67,593
Interest rate swaps	-	17,787	-	17,787
Foreign exchange contracts	-	(2,086)	-	(2,086)
	$67,593	$150,855	$-	$218,448

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$-	$744,125	$-	$744,125
Available-for-sale securities	56,464	-	-	56,464
Interest rate swaps	-	11,592	-	11,592
Cross-currency swaps	-	(54,440)	-	(54,440)
Foreign exchange contracts	-	544	-	544
	$56,464	$701,821	$-	$758,285

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Available-For-Sale Securities

The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	October 2, 2010		December 31, 2009
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	552	46,227	4,408	31,242
Fair value	$10,568	$57,025	$14,424	$42,040

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

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	October 2, 2010	December 31, 2009
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other current assets	$-	$2,036
Interest rate swaps designated as fair value hedges	Other assets	17,787	9,556
Cross-currency swaps designated as net investment hedges	Short-term borrowings	-	(41,943)
Cross-currency swaps designated as net investment hedges	Long-term debt	-	(12,497)
Foreign exchange contracts designated as cash flow hedges	Other current assets	718	406
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(50)	(272)
Total derivative instruments designated as hedging instruments		18,455	(42,714)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	3,270	2,362
Foreign exchange contracts	Accrued expenses	(6,024)	(1,952)
Total derivative instruments not designated as hedging instruments		(2,754)	410
Total		$15,701	$(42,304)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Fair value hedges:
Interest rate swaps (a)	$-	$4,097	$-	$4,097
Total	$-	$4,097	$-	$4,097

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(4,608)	$(4,540)	$(1,171)	$(8,700)
Total	$(4,608)	$(4,540)	$(1,171)	$(8,700)

	Quarter Ended October 2, 2010			Nine Months Ended October 2, 2010
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:
Foreign exchange contracts (d)	$1,257	$83	$-	$637	$(7)	$-
Total	$1,257	$83	$-	$637	$(7)	$-

Net Investment Hedges:
Cross-currency swaps (c)	$-	$-	$-	$52,158	$-	$(91)
Total	$-	$-	$-	$52,158	$-	$(91)

	Quarter Ended October 3, 2009			Nine Months Ended October 3, 2009
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:
Interest rate swaps (c)	$637	$-	$-	$1,379	$-	$-
Foreign exchange contracts (d)	772	56	-	(1,673)	7	-
Total	$1,409	$56	$-	$(294)	$7	$-

Net Investment Hedges:
Cross-currency swaps (c)	$(14,638)	$-	$382	$(13,262)	$-	$2,066
Total	$(14,638)	$-	$382	$(13,262)	$-	$2,066

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Loss on prepayment of debt" in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at October 2, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $17,787 and $9,556 at October 2, 2010 and December 31, 2009, respectively.

Cross-Currency Swaps

The company occasionally enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets. The company’s cross-currency swaps are derivatives designated as net investment hedges.  The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the accompanying consolidated balance sheets and any ineffective portion is recorded in "Interest and other financing expense, net" in the accompanying consolidated statements of operations.  As the notional amounts of the company’s cross-currency swaps are expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.

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

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at October 2, 2010 and December 31, 2009 was $312,666 and $294,928, respectively.

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

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2010 and 2009, the company recorded restructuring, integration, and other charges of $14,338 ($9,506 net of related taxes or $.08 per share on both a basic and diluted basis) and $37,583 ($29,075 net of related taxes or $.24 per share on both a basic and diluted basis), respectively.

During the first nine months of 2010 and 2009, the company recorded restructuring, integration, and other charges of $27,424 ($19,146 net of related taxes or $.16 per share on both a basic and diluted basis) and $80,853 ($61,268 net of related taxes or $.51 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Restructuring charges - current period actions	$8,432	$35,333	$19,419	$78,761
Restructuring and integration charges - actions taken in prior periods	314	2,250	1,407	2,092
Acquisition-related expenses	5,592	-	6,598	-
	$14,338	$37,583	$27,424	$80,853

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $19,419 and activity in the restructuring accrual for the first nine months of 2010:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$12,389	$2,429	$4,601	$19,419
Payments	(9,507)	(308)	(2,104)	(11,919)
Non-cash usage	-	-	(657)	(657)
Foreign currency translation	62	15	94	171
October 2, 2010	$2,944	$2,136	$1,934	$7,014

The restructuring charge of $19,419 for the first nine months of 2010 primarily includes personnel costs of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

$12,389 and facilities costs of $2,429.  The personnel costs are related to the elimination of approximately 160 positions within the global ECS business segment and approximately 90 positions within the global components business segment.  The facilities costs are related to exit activities for 7 vacated facilities in Europe and North America due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first nine months of 2010 related to the 2009 restructuring:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$25,380	$6,287	$224	$31,891
Restructuring charge (credit)	2,828	(1,586)	-	1,242
Payments	(24,206)	(369)	(158)	(24,733)
Foreign currency translation	(1,584)	(334)	(17)	(1,935)
October 2, 2010	$2,418	$3,998	$49	$6,465

Restructuring and Integration Accruals Related to Actions Taken Prior to 2009

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2010 related to restructuring and integration actions taken prior to 2009:

	Personnel Costs	Facilities	Other	Total

December 31, 2009	$1,728	$6,676	$1,822	$10,226
Restructuring and integration charges (credits)	(187)	556	(204)	165
Payments	(1,211)	(1,524)	-	(2,735)
Non-cash usage	-	(582)	-	(582)
Foreign currency translation	(17)	(164)	(9)	(190)
October 2, 2010	$313	$4,962	$1,609	$6,884

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $20,363 at October 2, 2010, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $5,675 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $11,096 relate to vacated leased properties that have scheduled payments of $5,016 in 2010, $3,818 in 2011, $1,211 in 2012, $824 in 2013, $190 in 2014, and $37 thereafter.

•	Other accruals of $3,592 are expected to be utilized over several years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2010 are $5,592 and $6,598, respectively, of other acquisition-related expenses, primarily consisting of professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Net income attributable to shareholders	$118,502	$12,581	$321,741	$60,419

Weighted average shares outstanding - basic	116,958	119,888	118,813	119,745
Net effect of various dilutive stock-based compensation awards	1,277	897	1,457	493
Weighted average shares outstanding - diluted	118,235	120,785	120,270	120,238

Net income per share:
Basic	$1.01	$.10	$2.71	$.50
Diluted (a)	$1.00	$.10	$2.68	$.50

(a)
Stock-based compensation awards for the issuance of 4,455 and 3,281 shares for the third quarter and first nine months of 2010 and 3,339 and 3,915 shares for the third quarter and first nine months of 2009, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Consolidated net income	$118,502	$12,576	$321,736	$60,394
Foreign currency translation adjustments (a)	131,040	54,933	(405)	72,909
Other (b)	6,867	4,346	6,947	17,664
Comprehensive income	256,409	71,855	328,278	150,967
Comprehensive loss attributable to noncontrolling interests	-	(9)	-	(37)
Comprehensive income attributable to shareholders	$256,409	$71,864	$328,278	$151,004

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

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100,000 of the company's common stock through a share-repurchase program.  In July 2010, the company's Board of Directors approved an additional repurchase of up to $100,000 of the company's common stock. As of October 2, 2010, the company repurchased 4,693,900 shares under these plans with a market value of $124,993 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Components of net periodic benefit costs:
Service cost	$411	$442	$1,233	$1,326
Interest cost	2,248	2,244	6,744	6,732
Expected return on plan assets	(1,498)	(1,266)	(4,494)	(3,798)
Amortization of unrecognized net loss	967	876	2,901	2,628
Amortization of prior service cost	20	137	60	411
Amortization of transition obligation	7	103	21	309
Net periodic benefit costs	$2,155	$2,536	$6,465	$7,608

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

The company believes that the recovery of costs incurred to date associated with the environmental clean-up costs related to the Norco and Huntsville sites is probable.  Accordingly, the company increased the receivable for indemnified amounts due from E.ON AG by $2,606 during the first nine months of 2010 to $43,518. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

 Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009
Sales:
Global components	$3,437,632	$2,541,339	$9,824,670	$7,157,921
Global ECS	1,220,209	1,130,526	3,681,844	3,323,195
Consolidated	$4,657,841	$3,671,865	$13,506,514	$10,481,116

Operating income (loss):
Global components	$196,803	$81,507	$533,405	$215,598
Global ECS	35,479	32,359	102,415	98,846
Corporate (a)	(47,763)	(68,810)	(116,840)	(156,953)
Consolidated	$184,519	$45,056	$518,980	$157,491

(a)
Includes restructuring, integration, and other charges of $14,338 and $27,424 for the third quarter and first nine months of 2010 and $37,583 and $80,853 for the third quarter and first nine months of 2009, respectively.

Total assets, by segment, are as follows:

	October 2,	December 31,
	2010	2009

Global components	$5,883,629	$4,512,141
Global ECS	2,204,723	2,258,803
Corporate	620,533	991,422
Consolidated	$8,708,885	$7,762,366

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 2, 2010	October 3, 2009	October 2, 2010	October 3, 2009

Americas (b)	$2,278,632	$1,761,918	$6,424,651	$4,976,648
EMEA	1,364,472	970,914	4,009,187	3,007,415
Asia/Pacific	1,014,737	939,033	3,072,676	2,497,053
Consolidated	$4,657,841	$3,671,865	$13,506,514	$10,481,116

(b)
Includes sales related to the United States of $2,078,575 and $5,798,499 for the third quarter and first nine months of 2010 and $1,583,852 and $4,476,121 for the third quarter and first nine months of 2009, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant and equipment, by geographic area, is as follows:

	October 2,	December 31,
	2010	2009

Americas (c)	$422,967	$381,827
EMEA	56,111	61,960
Asia/Pacific	17,444	16,919
Consolidated	$496,522	$460,706

(c)	Includes net property, plant and equipment related to the United States of $421,738 and $380,576 at October 2, 2010 and December 31, 2009, respectively.

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, lower their total cost of ownership, introduce innovative products through demand creation opportunities, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers ("OEMs") and contract manufacturers ("CMs") through its global components business segment and provides enterprise computing solutions to value-added resellers ("VARs") through its global ECS business segment.   For the first nine months of 2010, approximately 73% of the company's sales were from the global components business segment, and approximately 27% of the company's sales were from the global ECS business segment.

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

On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") which sells, installs, and maintains communications solutions, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony.  On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), a leading provider of reverse logistics services. On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets.  Results of operations of Shared, Converge, and Petsche are included in the company's consolidated results from their respective dates of acquisition.  Results of operations of Shared are included within the company's global ECS business segment and results of operations of Converge and Petsche are included within the company's global components business segment.

Consolidated sales for the third quarter of 2010 increased by 26.9%, compared with the year-earlier period, due to a 35.3% increase in the global components business segment sales and a 7.9% increase in the global ECS business segment sales.  On a pro forma basis, which includes Shared, Converge, and Petsche as though these acquisitions occurred on January 1, 2009, consolidated sales increased 22.2%. The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $75.1 million for the third quarter of 2010, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 29.5% for the third quarter of 2010.

Net income attributable to shareholders increased to $118.5 million in the third quarter of 2010, compared with net income attributable to shareholders of $12.6 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Third quarter of 2010 and 2009:

•	restructuring, integration, and other charges of $14.3 million ($9.5 million net of related taxes) in 2010 and $37.6 million ($29.1 million net of related taxes) in 2009; and
•	a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes) in 2009.

First nine months of 2010 and 2009:

•	restructuring, integration, and other charges of $27.4 million ($19.1 million net of related taxes) in 2010 and $80.9 million ($61.3 million net of related taxes) in 2009; and
•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010 and $5.3 million ($3.2 million net of related taxes) in 2009.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the third quarter of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate. This was offset, in part, by increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	October 2, 2010	October 3, 2009	% Change
Third Quarter Ended:
Global components	$3,438	$2,541	35.3%
Global ECS	1,220	1,131	7.9%
Consolidated	$4,658	$3,672	26.9%

Nine Months Ended:
Global components	$9,825	$7,158	37.3%
Global ECS	3,682	3,323	10.8%
Consolidated	$13,507	$10,481	28.9%

Consolidated sales for the third quarter and first nine months of 2010 increased by $986.0 million, or 26.9%, and $3.03 billion, or 28.9%, compared with the year-earlier periods.  The increase was driven by an increase in the global components business segment sales of $896.3 million, or 35.3%, and $2.67 billion, or 37.3%, for the third quarter and first nine months of 2010, respectively, and an increase in the global ECS business segment sales of $89.7 million, or 7.9%, and $358.6 million, or 10.8%, for the third quarter and first nine months of 2010, respectively.  On a pro forma basis, which includes Shared, Converge, and Petsche as though these acquisitions occurred on January 1, 2009, consolidated sales for the third quarter and first nine months of 2010 increased 22.2% and 25.4%, respectively.  The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $75.1 million and $53.8 million for the third quarter and first nine months of 2010, compared with the year-earlier periods, due to a stronger U.S. dollar.  Excluding the impact of foreign currency, the company's consolidated sales increased by 29.5% for both the third quarter and first nine months of 2010, respectively.

In the global components business segment, sales for the third quarter and first nine months of 2010 increased primarily due to strength in all three of the company's regional businesses as a result of strengthening in the world's economies.  On a pro forma basis, which includes Converge and Petsche as though these acquisitions occurred on January 1, 2009, global components business segment sales for the third quarter and first nine months of 2010 increased 29.5% and 32.7%, respectively.  The growth in the global components business segment for the third quarter and first nine months of 2010 was primarily driven by the sales increase in EMEA of 51.7% and 42.7%, the sales increase in the Americas of 36.6% and 36.7%, the sales increase in Asia/Pacific of 8.1% and 23.1%, respectively, and, to a lesser extent, the acquisitions of Converge and Petsche.  Excluding the impact of foreign currency, the company's global components business segment sales increased by 38.0% and 37.7% for the third quarter and first nine months of 2010, respectively.

In the global ECS business segment, the sales for the third quarter and first nine months of 2010 increased primarily due to higher demand for products.  On a pro forma basis, which includes Shared as though this acquisition occurred on January 1, 2009, global ECS business segment sales for the third quarter and first nine months of 2010 increased 5.9% and 9.7%, respectively.  The increase in sales for the third quarter and first nine months of 2010 was due to growth in storage, software, services, and industry standard servers, offset, in part, by declines principally in proprietary servers.   Excluding the impact of foreign currency, the company's global ECS business segment sales increased by 10.4% and 11.9% for the third quarter and first nine months of 2010, respectively.

Gross Profit

The company recorded gross profit of $608.8 million and $1.74 billion in the third quarter and first nine months of 2010, respectively, compared with $421.1 million and $1.25 billion in the year-earlier periods.  The increase in gross profit was primarily due to the 26.9% and 28.9% increase in sales during the third quarter and first nine months of 2010, respectively.  The gross profit margin for the third quarter of 2010 increased by approximately 160 basis points, compared with the year-earlier period, due primarily to a lessening of pricing pressure in the global components business and an improvement in gross profit margin in the global ECS business due to a change in product mix. The gross profit margin for the first nine months of 2010 increased by approximately 90 basis points, compared with the year-earlier period, due primarily to a lessening of pricing pressure in the global components business, offset, in part, by a lower gross profit margin in the global ECS business due to a change in product mix.  In addition, the global components business segment sales comprised a larger percentage of the company's consolidated sales for the third quarter and first nine months of 2010 as compared with the year-earlier periods.  The gross profit margins of products sold in the global components business segment are typically higher than the profit margins of products in the global ECS business segment.

Restructuring, Integration, and Other Charges

2010 Charges

The company recorded restructuring, integration, and other charges of $14.3 million ($9.5 million net of related taxes or $.08 per share on both a basic and diluted basis) and $27.4 million ($19.1 million net of related taxes or $.16 per share on both a basic and diluted basis) for the third quarter and first nine months of 2010, respectively.   Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2010 are restructuring charges of $8.4 million and $19.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the third quarter and first nine months of 2010 are charges of $.3 million and $1.4 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $5.6 million and $6.6 million, respectively.

The restructuring charges of $8.4 million and $19.4 million for the third quarter and first nine months of 2010 primarily includes personnel costs of $3.4 million and $12.4 million and facilities costs of $2.2 million and $2.4 million, respectively.  The personnel costs are related to the elimination of approximately 160 positions within the global ECS business segment and approximately 90 positions within the global components business segment.  The facilities costs are related to exit activities for 7 vacated facilities in Europe and North America due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Charges

The company recorded restructuring, integration, and other charges of $37.6 million ($29.1 million net of related taxes or $.24 per share on both a basic and diluted basis) and $80.9 million ($61.3 million net of related taxes or $.51 per share on both a basic and diluted basis) for the third quarter and first nine months of 2009, respectively. Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2009 are restructuring charges of $35.3 million and $78.8 million, respectively, related to initiatives taken by the company to improve operating efficiencies.  Also, included in the restructuring, integration, and other charges for the third quarter and first nine months of 2009 are charges of $2.3 million and $2.1 million, respectively, related to restructuring and integration actions taken in prior periods.

The restructuring charges of $35.3 million and $78.8 million for the third quarter and first nine months of 2009, respectively, primarily includes personnel costs of $31.2 million and $70.6 million and facilities costs of $4.0 million and $7.7 million, respectively.  The personnel costs are related to the elimination of approximately 1,305 positions within the global components business segment and approximately 260 positions within the global ECS business segment.  The facilities costs are related to exit activities for 26 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs.  These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

Operating Income

The company recorded operating income of $184.5 million and $519.0 million in the third quarter and first nine months of 2010, respectively, as compared with operating income of $45.1 million and $157.5 million in the year-earlier periods.  Included in operating income for the third quarter and first nine months of 2010 were the previously discussed restructuring, integration, and other charges of $14.3 million and $27.4 million, respectively.  Included in operating income for the third quarter and first nine months of 2009 were the previously discussed restructuring and integration charges of $37.6 million and $80.9 million, respectively.

Selling, general and administrative expenses increased $69.2 million, or 21.5%, in the third quarter of 2010 on a sales increase of 26.9% compared with the third quarter of 2009 and $167.7 million, or 17.4%, for the first nine months of 2010 on a sales increase of 28.9% compared with the first nine months of 2009.  The dollar increase in selling, general and administrative expenses was primarily due to higher variable selling, general and administrative expenses to support the increased sales, the reinstatement of certain employee-related costs that were temporarily suspended during the global economic downturn, and selling, general and administrative expenses incurred by Shared, Converge, and Petsche, which were acquired in September 2010, June 2010, and December 2009, respectively.  These increases were offset, in part, by the impact of a stronger U.S. dollar on the translation of the company's international financial statements for both the third quarter and first nine months of 2010 compared with the year-earlier periods. Selling, general and administrative expenses as a percentage of sales for the third quarters of 2010 and 2009 decreased to 8.4% from 8.8%, respectively, and to 8.4% from 9.2% for the first nine months of 2010 and 2009, respectively. This decrease was primarily due to the company's continuing efforts to streamline and simplify processes and the company's ability to better leverage its existing cost structure to manage the increased level of sales relative to the year-earlier periods.

Depreciation and amortization expense increased by $2.3 million, or 13.5%, and $5.2 million, or 10.3%, for the third quarter and first nine months of 2010, respectively, compared with the year-earlier periods, primarily due to acquisitions.

Loss on Prepayment of Debt

During the second quarter of 2010, the company sold a property and was required to repay the related collateralized debt with a face amount of $9.0 million.  For the first nine months of 2010, the company recognized a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) in the accompanying consolidated statements of operations.  The loss was offset by a gain on the sale of this property of $1.7 million included in restructuring, integration, and other charges in the accompanying consolidated statements of operations.

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

Interest and Other Financing Expense

Net interest and other financing expense increased by $.9 million, or 4.9%, in the third quarter of 2010, compared with the year-earlier period, primarily due to higher average debt outstanding.

Net interest and other financing expense decreased by $.8 million, or 1.4%, in the first nine months of 2010, compared with the year-earlier period, primarily due to lower interest rates on the company's variable rate debt.

Income Taxes

The company recorded a provision for income taxes of $48.7 million and $142.9 million (an effective tax rate of 29.1% and 30.8%) for the third quarter and first nine months of 2010, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2010 was impacted by the previously discussed restructuring, integration, and other charges and loss on the prepayment of debt.  Excluding the impact of the above-mentioned items, the company's effective tax rate for the third quarter and first nine months of 2010 was 29.5% and 30.7%, respectively.

The company recorded a provision for income taxes of $11.0 million and $36.9 million (an effective tax rate of 46.7% and 37.9%) for the third quarter and first nine months of 2009, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2009 was impacted by the previously discussed restructuring, integration, and other charges and loss on prepayment of debt.  The higher effective tax rate was primarily due to valuation allowances recorded in certain international tax jurisdictions where the income tax benefits related to restructuring, integration, and other charges may not be realized.  Excluding the impact of the previously discussed restructuring, integration, and other charges and loss on prepayment of debt, the company's effective tax rate for both the third quarter and first nine months of 2009 was 32.5% and 31.9%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $118.5 million and $321.7 million in the third quarter and first nine months of 2010, respectively, compared with net income attributable to shareholders of $12.6 million and $60.4 million in the year-earlier periods.  Included in net income attributable to shareholders for the third quarter and first nine months of 2010 were the previously discussed restructuring, integration, and other charges of $9.5 million and $19.1 million, respectively.  Also included in net income attributable to shareholders for the first nine months of 2010 was the previously discussed loss on prepayment of debt of $1.0 million.  Included in net income attributable to shareholders for the third quarter and first nine months of 2009 were the previously discussed restructuring, integration, and other charges of $29.1 million and $61.3 million, respectively. Also included in net income attributable to shareholders for both the third quarter and first nine months of 2009 was the previously discussed loss on prepayment of debt of $3.2 million.  Excluding the above-mentioned items, the increase in net income attributable to shareholders for the third quarter and first nine months of 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate.  This was offset, in part, by increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At October 2, 2010 and December 31, 2009, the company had cash and cash equivalents of $509.7 million and $1.14 billion, respectively.

During the first nine months of 2010, the net amount of cash used for the company's operating activities was $241.3 million, the net amount of cash used for investing activities was $526.4 million, and the net amount of cash provided by financing activities was $163.6 million.  The effect of exchange rate changes on cash was a decrease of $23.2 million.

During the first nine months of 2009, the net amount of cash provided by the company's operating activities was $649.3 million, the net amount of cash used for investing activities was $98.1 million, and the net amount of cash provided by financing activities was $128.8 million.  The effect of exchange rate changes on cash was an increase of $19.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.5% and 58.4% at October 2, 2010 and December 31, 2009, respectively.

The net amount of cash used for the company's operating activities during the first nine months of 2010 was $241.3 million and was primarily due to an increase in accounts receivable and inventory offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses.

The net amount of cash provided by the company's operating activities during the first nine months of 2009 was $649.3 million primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventory, offset, in part, by a decrease in accounts payable and accrued expenses.

Working capital as a percentage of sales was 13.7% in the third quarter of 2010 compared with 11.7% in the third quarter of 2009.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2010 was $526.4 million, primarily reflecting $460.0 million of cash consideration paid for acquired businesses and $83.4 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $17.0 million.  Included in capital expenditures for the first nine months of 2010 is $46.1 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first nine months of 2010, the company acquired Verical Incorporated, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers, Converge, a leading provider of reverse logistics services, Sphinx Group Limited, a United Kingdom-based value-

added distributor of security and networking solutions, Transim Technology Corporation, a leading service provider of online component design and engineering solutions for technology manufacturers, Shared Technologies Inc., a leading North American unified communications and managed services provider, and Eshel Technology Group, Inc., a leading solid-state lighting distributor and value-added service provider, for cash consideration of $456.9 million.  In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during the first nine months of 2009 was $98.1 million, primarily reflecting $99.0 million for capital expenditures, which includes $68.3 million of capital expenditures related to the company's global ERP initiative, offset, in part, by proceeds from the sale of properties of $1.2 million.

During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities.  Implementation is expected to be phased-in over the next several years.  For the full year 2010, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with a similar cash flow impact expected for 2011.  The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2010 was $163.6 million. The primary sources of cash from financing activities during the first nine months of 2010 were $360.4 million of proceeds for revolving credit facility borrowings, $3.2 million of proceeds from the exercise of stock options, and $1.7 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash for financing activities included $131.3 million of repurchases of common stock, a $69.5 million repayment of senior notes, and a $.9 million decrease in short-term and other borrowings.

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

In September 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase for the third quarter and first nine months of 2009, including the premium paid and write-off of the related deferred financing costs, offset by the gain for terminating a portion of the related interest rate swaps aggregated $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt. During the third quarter of 2010, the company repaid the remaining $69.5 million principal amount of its 9.15% senior notes upon maturity.

In September 2009, the company completed the sale of $300.0 million principal amount of 6.00% notes due in 2020.  The net proceeds of the offering of $297.4 million were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at October 2, 2010). The facility fee related to the credit facility is .125%.  At October 2, 2010, the company had $360.4 million in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2009.

The company has a $300.0 million asset securitization program collateralized by accounts receivable of certain of its North American subsidiaries which expires in March 2011. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.60% at October 2, 2010). The facility fee is ..50%. The company had no outstanding borrowings under the asset securitization program at October 2, 2010 and December 31, 2009.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. As of October 2, 2010, the company was in compliance with all covenants relating to its revolving credit facility and is currently not aware of any events that would cause non-compliance with any covenants in the future.  In connection with the asset securitization program, on October 27, 2010, the lenders under the program agreed to waive any potential breach resulting from any failure by the company to comply with a non-financial covenant to maintain appropriate UCC filings arising out of a merger and changes in the names of several of the company’s subsidiaries that are originators of accounts receivable under the program.  Under certain circumstances the failure to file or amend the UCC filings may have resulted in the company being out of compliance with its obligations under the program and the company has taken the necessary actions to cure any non-compliance.

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, its expected ability to generate future operating cash flows, and the company's access to capital markets are sufficient to meet its projected cash flow needs for the foreseeable future. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2009.  Since December 31, 2009, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	during the third quarter of 2010, the company repaid the remaining $69.5 million principle amount of its 9.15% senior notes upon maturity; and
•	at October 2, 2010, the company had $360.4 million in outstanding borrowings under the revolving credit facility which matures in January 2012.

Share-Repurchase Program

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program.  In July 2010, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock. As of October 2, 2010, the company repurchased 4,693,900 shares under these plans with a market value of $125.0 million at the dates of repurchase.

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

There were no significant changes during the first nine months of 2010 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2009.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at October 2, 2010 and December 31, 2009 was $312.7 million and $294.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first nine months of 2010, sales would have increased $53.8 million and operating income would be relatively flat, compared with the year-earlier period, based on 2009 sales and operating income at the average rate for 2010.  Sales and operating income would decrease by approximately $402.4 million and $17.5 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2010.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

Interest Rate Risk

At October 2, 2010, approximately 48% of the company's debt was subject to fixed rates, and 52% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net income attributable to shareholders for the first nine months of 2010. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at October 2, 2010 and December 31, 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $17.8 million and $9.6 million at October 2, 2010 and December 31, 2009, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 2, 2010 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

During the third quarter of 2010, the company completed the process of installing a new enterprise resource planning ("ERP") system in a select operation in Europe as part of a phased implementation schedule.  This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years.  The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing.  The company also conducts extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting, and the company did not experience any significant difficulties to date in connection with this implementation.

There were no other changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

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

We have made, and may continue to make acquisitions of, or investments in new services, businesses, or technologies to expand our current service offerings and product lines.  Some of these may involve risks that may differ from those traditionally associated with our core distribution business, including undertaking product or service warranty responsibilities that in our traditional core business would generally reside primarily with our suppliers.  If we are not successful in mitigating or insuring against such risks, they could have a material adverse effect on the company’s business.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010, the company announced its Board of Directors approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program. In July 2010, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended October 2, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

July 4 through 31, 2010	1,191	$28.19	-	125,005,230
August 1 through 31, 2010	2,031,944	24.61	2,031,788	75,006,991
September 1 through October 2, 2010	1,974	25.87	-	75,006,991
Total	2,035,109		2,031,788

(1)
Includes share repurchases under the 2010 share repurchase programs and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended October 2, 2010 is 3,321 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date: October 28, 2010	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer