Form 10-K
period 2010-12-31
ARROW ELECTRONICS INC
filed 2011-02-02
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).      Yes ☐  No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $2,577,428,160.

There were 114,812,930 shares of Common Stock outstanding as of January 28, 2011.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 2, 2011 is incorporated by reference in Part III to the extent described therein.

TABLE OF CONTENTS

PART I

Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company believes it is a leader in the electronics distribution industry in operating systems, employee productivity, value-added programs, and total quality assurance.  Arrow, which was incorporated in New York in 1946, serves over 1,200 suppliers and over 115,000 original equipment manufacturers ("OEMs"), contract manufacturers ("CMs"), and commercial customers.

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

The company maintains over 200 sales facilities and 30 distribution and value-added centers in 52 countries, serving over 80 countries. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce their time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness.

The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2010, approximately 70% of the company's sales were from the global components business segment, and approximately 30% of the company's sales were from the global ECS business segment.  The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to Consolidated Financial Statements.

The company's financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.

Global Components

The company's global components business segment, one of the largest distributors of electronic components and related services in the world, covers the world's largest electronics markets – the Americas, EMEA (Europe, Middle East, and Africa), and the Asia Pacific region.  The Americas include sales and marketing organizations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, Arrow operates in Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Ireland, Israel, Italy, Latvia, Lithuania, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom.  In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

The company's global components business segment has recently completed several strategic acquisitions to increase the company's presence in growing markets, such as the aerospace and defense market, and to broaden its product and service offerings and to further expand its geographic reach in the Asia Pacific region.  Over the past three years, the global components business segment completed the following acquisitions:

•	In February 2008, it acquired the components distribution business of Hynetic Electronics and Shreyanics Electronics ("Hynetic") in India.

•
In February 2008, it acquired all the assets and operations of ACI Electronics LLC ("ACI"), a distributor of electronic components used in defense and aerospace applications.  This acquisition further bolstered the company's leading position in the North American aerospace and defense market and expanded the company's leading market share in many technology segments including discrete semiconductors used in military applications.

•
In July 2008, it acquired the components distribution business of Achieva Ltd. ("Achieva"), a value-added distributor of semiconductors and electromechanical devices based in Singapore.  Achieva operates in eight countries within the Asia Pacific region and is focused on creating value for its partners through technical support and demand creation activities.

•
In December 2008, it acquired Excel Tech, Inc. ("Excel Tech"), the sole Broadcom distributor in Korea, and Eteq Components Pte Ltd ("Eteq Components"), a Broadcom-based components distribution business in the ASEAN (Association of Southeast Asian Nations) region and China.

•
In December 2009, it acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets. This acquisition expanded the company's product offerings in specialty wire and cable and provided a variety of cross-selling opportunities with the company's existing business as well as other emerging markets.

•
In April 2010, it acquired Verical Incorporated ("Verical"), an e-commerce business geared towards meeting the end-of-life components and parts shortage needs of customers.  This acquisition strengthened the company's e-commerce capabilities.

•
In June 2010, it acquired PCG Parent Corp., doing business as Converge ("Converge"), a provider of reverse logistics services in the Americas, Europe, and the Asia Pacific region.  This acquisition builds on the company's global capabilities as a supply chain and logistics leader.

•
In August 2010, it acquired Transim Technology Corporation ("Transim"), a leading service provider of online component design and engineering solutions for technology manufacturers.  This acquisition builds on the company's service offerings and diversifies the company into markets that complement its existing businesses.

•
In October 2010, it acquired Eshel Technology Group, Inc. ("ETG"), a leading solid-state lighting distributor and value-added service provider.  This acquisition expands the company's portfolio and builds on its strategic capabilities, such as value-added services.

•
In December 2010, it acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra"), a leading information technology asset disposition ("ITAD") company, offering comprehensive, end-to-end services. This acquisition expands the company's ITAD services portfolio and aligns with the company’s strategy to provide comprehensive services across the entire product lifecycle.

Additionally, the following acquisitions were, or are expected to be completed in 2011:

•
On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons"), a global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial OEMs and electronic manufacturing services providers. This acquisition builds on the company's strategy to expand its global capabilities, particularly in the fast-growing Asia Pacific region.

•
On October 1, 2010, the company announced an agreement to acquire all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson").  Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. Richardson RFPD’s product set includes devices for infrastructure and wireless networks, power management, and alternative energy markets.  This acquisition supports the company's strategy to expand its portfolio of products and strategic capabilities, such as value-added services, to help it meet the evolving needs of its suppliers and customers.  The acquisition has been approved by the Boards of Directors of both companies and Richardson's shareholders and is now subject to customary regulatory approvals.  The acquisition is expected to close in the first quarter of 2011.

Within the global components business segment, approximately 69% of the company's sales consist of semiconductor products and related services, approximately 20% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors, and approximately 11% consist of computing, memory, and other products.  Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.

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

Global ECS

The company's global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America and the EMEA region and provider of unified communications products and related services in North America.  Over the past several years, the company has transformed its enterprise computing solutions business into a stronger organization with broader global reach, increased market share in the fast-growing product segments of software, storage, and unified communications, and a more robust and diversified customer and supplier base.  Execution on the company's strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for various suppliers including IBM, Oracle, and Hewlett-Packard,   a leading distributor of enterprise storage and security and virtualization software, a key provider of unified communications to Fortune 50 companies, and a managed-service provider to Fortune 500 customers in the voice-over-Internet Protocol market.

The global ECS geographic footprint has expanded from two countries (the United States and Canada) in 2005 to 28 countries around the world today. North America includes network operating centers and sales and marketing organizations in the United States and Canada.  In the EMEA region, the global ECS business segment operates in Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Israel, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, and the United Kingdom.

Over the past three years, the global ECS business segment completed the following acquisitions to expand its portfolio of products and services and to further expand its geographic reach in the EMEA region:

•
In June 2008, it acquired LOGIX S.A. ("LOGIX"), a subsidiary of Groupe OPEN.  LOGIX is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 countries throughout EMEA.  This acquisition established the global ECS business segment’s presence in the Middle East and Africa, increased its scale throughout Europe, and strengthened existing relationships with key suppliers.

•
In June 2010, it acquired Sphinx Group Limited ("Sphinx"), a United Kingdom-based value-added distributor of security and networking products. This acquisition increased the global ECS business segment's scale in Europe and expertise in the high-growth security and networking information technology markets.

•
In September 2010, it acquired Shared Technologies Inc. ("Shared"), which sells, installs, and maintains communications equipment in North America, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony. This acquisition builds on the company's strategy to diversify into profitable, fast-growing markets that complement its existing businesses and to continue expanding its portfolio of products and services.

•
In December 2010, it acquired Diasa Informática, S.A. ("Diasa"), a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal.  This acquisition complements the company's existing portfolio of hardware and storage offerings and also broadens its line card with key suppliers in the EMEA region.

Within the global ECS business segment, approximately 21% of the company's sales consist of proprietary servers, 10% consist of industry standard servers, 31% consist of software, 31% consist of storage, and 7% consist of services.

Global ECS provides VARs with many value-added services, including but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS Solutions Centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions.  Midsize and large companies rely on VARs for their information technology needs, and global ECS works with these VARs to tailor complex, highly technical mid-market and enterprise solutions in a cost-competitive manner.  VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers.  They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-users.  The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market and increasing the importance of global ECS' value-added services.   Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency.  For suppliers, global ECS is the aggregation point to approximately 13,000 VARs.

In better serving the needs of both suppliers and VARs, the company employs a "channel management" model that positions Arrow as an outsourced provider that fully manages the channel for its suppliers.  This model benefits suppliers and VARs alike.  Market development activities maximize Arrow’s full line card; demand and lead generation services; and vertical enablement programs to help suppliers reach more resellers and thus more end-users.  Channel development services support the business needs of resellers with training and education, business development, financing and engineering to help them grow.  Services such as financial programs, on-site and remote professional services, supplier services and managed services help resellers capture more revenue beyond technology sales.

Aligned with its channel management approach in the ECS business, the company is investing in emerging and adjacent markets, such as managed services and unified computing, to meet the evolving needs of VARs and their customers.

Customers and Suppliers

The company and its affiliates serve over 115,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs.  No single customer accounted for more than 2% of the company's 2010 consolidated sales.

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

The company sells the products of over 1,200 suppliers.  No single supplier accounted for more than 9% of the company's consolidated sales in 2010.  The company believes that many of the products it sells are available from other sources at competitive prices.  However, certain parts of the company’s business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs.  Most of the company's purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.

Distribution Agreements

It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers' price reductions.  Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection.  Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers' list prices.  As of December 31, 2010, this type of arrangement covered approximately 68% of the company's consolidated inventories.  In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory.  As of December 31, 2010, this type of repurchase arrangement covered approximately 75% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 12,700 employees worldwide as of December 31, 2010.

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

A copy of any of the company's filings with the SEC, or any of the agreements or other documents that constitute exhibits to those filings, can be obtained by request directed to the company at the following address and telephone number:

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 2, 2011:

Name	Age	Position

Michael J. Long	52	Chairman, President, and Chief Executive Officer
Peter S. Brown	60	Senior Vice President, General Counsel, and Secretary
Andrew S. Bryant	55	President, Arrow Global Enterprise Computing Solutions
Peter T. Kong	60	President, Arrow Global Components
John P. McMahon	58	Senior Vice President, Human Resources
Paul J. Reilly	54	Executive Vice President, Finance and Operations, and Chief Financial Officer

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long was appointed Chairman of the Board of Directors in December 2009 and Chief Executive Officer of the company in May 2009.  He was appointed a Director and President of the company in February 2008.  Prior thereto he served as Chief Operating Officer of the company from February 2008 to May 2009 and Senior Vice President of the company from January 2006 to February 2008.  He also served as Vice President of the company for more than five years.  During this time, he also served as President, Arrow Global Components from September 2006 to February 2008 and served as President, North America and Asia/Pacific Components from January 2006 until September 2006.

Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.

Andrew S. Bryant was appointed President of Arrow Global Enterprise Computing Solutions in April 2008.  Prior to joining Arrow he served as Chief Operating Officer for Jennings, Strouss & Salmon, P.L.C. from September 2007 to April 2008, under contract as a consultant to Avnet, Inc. from June 2006 to September 2007, and President of Logistics at Avnet, Inc. from July 2004 to June 2006.

Peter T. Kong was appointed President of Arrow Global Components in May 2009.  Prior thereto he served as President of Arrow Asia/Pacific from March 2006 to May 2009.  Prior to joining Arrow in March 2006, he served as President of the Asia Pacific Operations for Lear Corporation since 1998.

John P. McMahon was appointed Senior Vice President, Human Resources of the company in March 2007.  Prior to joining Arrow, he served as Senior Vice President and Chief Human Resource Officer of UMass Memorial Health Care System from August 2005 to March 2007.

Paul J. Reilly was appointed Executive Vice President of Finance and Operations in May 2009.  Prior thereto he served as Senior Vice President of the company from May 2005 to May 2009.  He has been Chief Financial Officer of the company for more than five years.

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

A substantial portion of the company’s inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements.  These agreements are typically cancelable on short notice (generally 30 to 90 days).  Certain parts of the company’s business, such as the company's global ECS business, rely on a limited number of suppliers.  To the extent that the company’s significant suppliers reduce the amount of products they sell through distribution, or are unwilling to continue to do business with the company, or are unable to continue to meet or significantly alter their obligations, the company’s business could be materially adversely affected.  In addition, to the extent that the company’s suppliers modify the terms of their contracts with the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company’s business.

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

The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated.  As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in the claims.  While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company’s ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business.  The company’s business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the associated damages.  Although the company currently has product liability insurance, such insurance is limited in coverage and amount.

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

The European Union ("EU"), China, and other jurisdictions in which the company's products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws include the EU Restriction of the Use of Certain Hazardous Substances and Waste Electrical and Electronic Equipment Directives, the EU REACH (chemical registration) Directive, the China law on Management Methods for Controlling Pollution by Electronic Information Products, and various other laws. These laws prohibit the use of certain substances in the manufacture of the company's products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters.  Failure to comply with these directives or any other applicable environmental regulations could result in fines or suspension of sales.  Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company’s currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination.  As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area.  However, there may be occasions, including through acquisitions, where environmental liability arises.  For example, the company has recently expanded into the information technology asset disposition business, or ITAD, pursuant to which, the company is responsible to its customers to dispose of certain assets in an environmentally compliant manner.  The company's or its subcontractors' failure to comply with the applicable environmental laws and regulations could result in additional liability.  Such liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.  The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company’s ability to sell or lease its properties.  The discovery of contamination for which the company is responsible, or the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company’s business.

The company is currently involved in the investigation and remediation of environmental matters at two sites as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.

In 2000, the company acquired Wyle Electronics ("Wyle") and assumed its outstanding liabilities, including responsibility for environmental problems at sites Wyle had previously owned.  The Wyle purchase agreement includes an indemnification from the seller, now known as E.ON AG, in favor of the company, covering virtually all costs arising out of or in connection with those environmental obligations.  Two sites are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama.  The company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies.  The company has spent approximately $41 million to date in connection with these sites.  In addition, the company was named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California.  The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.

E.ON AG acknowledged liability under the contractual indemnities with respect to the Norco and Huntsville sites and made a small initial payment, but has subsequently refused to make further payments.  As a result, the company is suing E.ON AG in the Regional Court in Frankfurt, Germany.  The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and is ongoing.

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

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness.  At December 31, 2010, the company had cash and cash equivalents of $926.3 million.  In addition, the company currently has access to committed credit lines of $1.4 billion.  The company’s ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs.  The company’s ability to obtain external financing is affected by various factors including general financial market conditions and the company’s debt ratings.  While, thus far, uncertainties in global credit markets have not significantly affected the company’s access to capital, future financing could be difficult or more expensive.  Further, any increase in the company’s level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company’s current debt rating or tightening of credit availability could impair the company’s ability to obtain additional financing or renew existing credit facilities on acceptable terms.  Under the terms of any external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants. For example, the company’s existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default.  The company’s lack of access to cost-effective capital resources, an increase in the company’s financing costs, or a breach of debt instrument covenants could have a material adverse effect on the company's business.

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

Most of the company’s sales are made on an order-by-order basis, rather than through long-term sales contracts.  The company generally works with its customers to develop non-binding forecasts for future volume of orders.  Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources.  A variety of conditions, both specific to each customer and generally affecting each customer’s industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments.  Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty.  The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company.  Significant or numerous cancellations, reductions, delays in orders by customers, losses of customers, and/or customer defaults on payments could materially adversely affect the company’s business.

The company’s revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and interconnect), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns.  Sales of semiconductor products and related services represented approximately 49%, 46%, and 46% of the company’s consolidated sales in 2010, 2009, and 2008, respectively.  The sale of the company's PEMCO products closely tracks the semiconductor market.  Accordingly, the company’s revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market.  Further, economic weakness of the financial and credit markets during 2008 and 2009 had a negative impact on the company’s financial results.  The company’s operating results for 2010 suggest that the company’s business has experienced a recovery.  However, there can be no assurance that the recovery to date will continue at the current pace or at all.  Another downturn in the technology industry could have a material adverse effect on the company’s business and negatively impact its ability to maintain historical profitability levels.

The company’s non-U.S. sales represent a significant portion of its revenues, and consequently, the company is increasingly exposed to risks associated with operating internationally.

In 2010, 2009, and 2008, approximately 56%, 57%, and 54%, respectively, of the company’s sales came from its operations outside the United States.  As a result of the company’s international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;
•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;
•	potential restrictions on transfers of funds;
•	import and export duties and value-added taxes;
•	transportation delays and interruptions;
•	uncertainties arising from local business practices and cultural considerations;
•	enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions;
•	foreign laws that potentially discriminate against companies which are headquartered outside that jurisdiction;
•	recent volatility associated with sovereign debt of certain international economies;
•	potential military conflicts and political risks; and
•	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

Furthermore, products the company sells which are either manufactured in the United States or based on U.S. technology ("U.S. Products") are subject to the Export Administration Regulations ("EAR") when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction’s export regulations applicable to individual shipments.  Licenses or proper license exemptions may be required by local jurisdictions’ export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates.  Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories.  In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company’s business.

Also, the company's operating income margins are lower in certain geographic markets.  Operating income in the components business in Asia/Pacific and the global ECS business in Europe tends to be lower than operating income in the Americas and EMEA.  As sales in those markets increased as a percentage of overall sales, consolidated operating income margins have fallen.  The financial impact of lower operating income on returns on working capital was offset, in part, by lower working capital requirements.  While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the company's history and growth strategy, it has acquired other businesses.  Acquisitions involve numerous risks, including the following:

•	problems combining the acquired operations, technologies, or products;
•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;
•	diversion of management’s attention;
•	negative effects on existing customer and supplier relationships; and
•	potential loss of key employees, especially those of the acquired companies.

Further, the company has made, and may continue to make acquisitions of, or investments in new services, businesses or technologies to expand our current service offerings and product lines.  Some of these may involve risks that may differ from those traditionally associated with our core distribution business, including undertaking product or service warranty responsibilities that in our traditional core business would generally reside primarily with our suppliers.  If we are not successful in mitigating or insuring against such risks, they could have a material adverse effect on the company’s business.

The company's goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired.  The company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships and trade names, among others, as a result of acquisitions.  The company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values.  The company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

See Notes 1 and 3 of the Notes to the Consolidated Financial Statements and 'Critical Accounting Policies' in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

A decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company's businesses and the company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud.  The company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting.  Based on these evaluations, the company may conclude that enhancements, modifications or changes to internal controls are necessary or desirable.  While management evaluates the effectiveness of the company’s internal controls on a regular basis, these controls may not always be effective.  There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment.  In addition, control procedures are designed to reduce rather than eliminate financial statement risk.  If the company fails to maintain an effective system of internal controls, or if management or the company’s independent registered public accounting firm discovers material weaknesses in the company’s internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company’s business.  In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE.  Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company’s financial statements, which could cause the market price of its common stock to decline or limit the company’s access to capital.

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

The company is in the process of converting its various business information systems worldwide to a single Enterprise Resource Planning system.  The company has committed significant resources to this conversion, and is expected to be phased in over several years.  This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally.  The company is using a controlled project plan that it believes will provide for the adequate allocation of resources.  However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions.  During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire.  Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company’s business.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide.  Its executive office is located in Melville, New York and occupies a 163,000 square foot facility under a long-term lease expiring in 2013.  The company owns 12 locations throughout the Americas, EMEA, and the Asia Pacific region and occupies approximately 330 additional locations under leases due to expire on various dates through 2022.  The company believes its facilities are well maintained and suitable for company operations.

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

Related Litigation

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany.  The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site.  In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16.0 million.  The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously.  The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company’s consolidated financial position, liquidity, or results of operations.  The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and is ongoing.

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

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.5 million), discussed above.  The company believes that recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable.  Accordingly, the company increased the receivable for amounts due from E.ON AG by $3.3 million during 2010 to $44.2 million.  The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW").  The high and low sales prices during each quarter of 2010 and 2009 are as follows:

Year	High	Low

2010:
Fourth Quarter	$34.99	$25.84
Third Quarter	27.66	21.76
Second Quarter	32.50	21.79
First Quarter	30.85	25.80

2009:
Fourth Quarter	$30.10	$24.85
Third Quarter	30.01	19.57
Second Quarter	25.88	18.61
First Quarter	21.32	15.00

Holders

On January 28, 2011, there were approximately 2,688 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2010 or 2009. While from time to time the Board of Directors considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2010, relating to the Omnibus Incentive Plan, which was approved by the company’s shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or restricted stock units, performance shares or units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance

Equity compensation plans approved by security holders	6,106,836	$26.65	9,489,328
Equity compensation plans not approved by security holders	-	-	-
Total	6,106,836	$26.65	9,489,328

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies on a line-of-business basis.  The graphs assume $100 invested on December 31, 2005 in the company, the S&P 500 Stock Index, and the Peer Group.  Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. As a result of Bell Microproducts, Inc., Jaco Electronics, Inc., and Nu Horizons Electronics Corp. having filed notice to terminate their registrations with the SEC, the company revised its Peer Group to include Anixter International Inc., Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., and WESCO International, Inc.

The companies included in the below graph for the new Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., Tech Data Corporation, and WESCO International, Inc.

	2005	2006	2007	2008	2009	2010
Arrow Electronics	100	99	123	59	92	107
Peer Group	100	106	98	53	86	104
S&P 500 Stock Index	100	114	118	72	89	101

The companies included in the below graph for the old Peer Group are Avnet, Inc., Ingram Micro Inc., Nu Horizons Electronics Corp., and Tech Data Corporation.

	2005	2006	2007	2008	2009	2010
Arrow Electronics	100	99	123	59	92	107
Peer Group	100	100	115	62	116	119
S&P 500 Stock Index	100	114	118	72	89	101

Unregistered Sales of Equity Securities and Use of Proceeds

In March 2010, the company announced its Board of Directors (the "Board") approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program. In July 2010, the company's Board approved an additional repurchase of up to $100 million of the company's common stock (collectively, the "2010 Share Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended December 31, 2010:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

October 3 through 31, 2010	91	$29.67	-	$75,006,991
November 1 through 30, 2010	1,382,038	30.61	1,380,700	32,748,546
December 1 through 31, 2010	2,438	33.89	-	32,748,546
Total	1,384,567		1,380,700

(1)
Includes share repurchases under the 2010 Share Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2010 is 3,867 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.   Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2010 (a)	2009 (b)	2008 (c)	2007 (d)	2006 (e)

Sales	$18,744,676	$14,684,101	$16,761,009	$15,984,992	$13,577,112
Operating income (loss)	$750,775	$272,787	$(493,569)	$686,905	$606,225
Net income (loss) attributable to shareholders	$479,630	$123,512	$(613,739)	$407,792	$388,331
Net income (loss) per share:
Basic	$4.06	$1.03	$(5.08)	$3.31	$3.19
Diluted	$4.01	$1.03	$(5.08)	$3.28	$3.16
At December 31:
Accounts receivable and inventories	$6,011,823	$4,533,809	$4,713,849	$4,961,035	$4,401,857
Total assets	9,600,538	7,762,366	7,118,285	8,059,860	6,669,572
Long-term debt	1,761,203	1,276,138	1,223,985	1,223,337	976,774
Shareholders' equity	3,251,195	2,916,960	2,676,698	3,551,860	2,996,559

(a)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis).  Net income attributable to shareholders also includes a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis), as well as a net reduction of the provision for income taxes of $9.4 million ($.08 per share on both a basic and diluted basis) and a reduction of interest expense of $3.8 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters covering multiple years.

(b)
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

(c)
Operating loss and net loss attributable to shareholders include a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) and restructuring, integration, and other charges of $81.0 million ($61.9 million net of related taxes or $.51 per share on both a basic and diluted basis).  Net loss attributable to shareholders also includes a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of an investment, as well as a reduction of the provision for income taxes of $8.5 million ($.07 per share on both a basic and diluted basis) and an increase in interest expense of $1.0 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international income tax matters covering multiple years.

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

(e)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $16.1 million ($11.7 million net of related taxes or $.10 per share on both a basic and diluted basis). Net income attributable to shareholders also includes a loss on prepayment of debt of $2.6 million ($1.6 million net of related taxes or $.01 per share on both a basic and diluted basis), as well as a reduction of the provision for income taxes of $46.2 million ($.38 per share on both a basic and diluted basis) and a reduction of interest expense of $6.9 million ($4.2 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of certain income tax matters covering multiple years.

Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness.  The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2010, approximately 70% of the company's sales were from the global components business segment, and approximately 30% of the company's sales were from the global ECS business segment.

The company's financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, and increase return on invested capital.  To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies.  To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product offerings, increase its market penetration, and/or expand its geographic reach.  Cash flow needed to fund this growth is primarily expected to be generated through continuous corporate-wide initiatives to improve profitability and increase effective asset utilization.

On December 16, 2010, the company acquired all of the assets and operations of Intechra for a purchase price of $101.1 million, which included cash acquired of $.1 million and is subject to a final working capital adjustment.  On September 8, 2010, the company acquired Shared for a purchase price of $252.8 million, which included debt paid at closing of $61.9 million.  On June 1, 2010, the company acquired Converge for a purchase price of $138.4 million, which included cash acquired of $4.8 million and debt paid at closing of $27.5 million.  On December 20, 2009, the company acquired Petsche for a purchase price of $174.1 million, which included cash acquired of $4.0 million.  On June 2, 2008, the company acquired LOGIX, a subsidiary of Groupe OPEN for a purchase price of $252.6 million, which includes assumption of debt and acquisition costs.  Results of operations of Intechra, Shared, Converge, Petsche, and LOGIX were included in the company's consolidated results from their respective dates of acquisition.  Results of operations of Intechra, Converge, and Petsche are included within the company's global components business segment and the results of operations of Shared and LOGIX are included within the company's global ECS business segment. In addition, the company acquired several other businesses as further discussed in Note 2 of the Notes to the Consolidated Financial Statements, which did not have a material impact on the company’s consolidated financial position and results of operations.

Consolidated sales for 2010 increased by 27.7%, compared with the year-earlier period, due to a 35.0% increase in the global components business segment sales and a 13.0% increase in the global ECS business segment sales.  The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $127.1 million for 2010, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 24.7% in 2010.

Net income attributable to shareholders increased to $479.6 million in 2010, compared with net income attributable to shareholders of $123.5 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2010 and 2009:

•	restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes) in 2010 and $105.5 million ($75.7 million net of related taxes) in 2009;
•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010 and $5.3 million ($3.2 million net of related taxes) in 2009; and

•
a net reduction of the provision for income taxes of $9.4 million and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes) primarily related to the settlement of certain income tax matters in 2010 covering multiple years.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for 2010 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate. This was offset, in part, by increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2010	2009	% Change

Global components	$13,169	$9,751	35.0%
Global ECS	5,576	4,933	13.0%
Consolidated	$18,745	$14,684	27.7%

Consolidated sales for 2010 increased by $4.06 billion, or 27.7%, compared with the year-earlier period.  The increase was driven by an increase in the global components business segment of $3.42 billion, or 35.0%, and an increase in the global ECS business segment of $643.5 million, or 13.0%.  The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $127.1 million for 2010, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 24.7% in 2010.

In the global components business segment, sales for 2010 increased primarily as a result of strengthening in the world's economies and to average lead times for components extending beyond traditional levels during part of 2010. Average lead times exiting 2010 are near normal levels.  The growth in the global components business segment for 2010 was primarily driven by the sales increase in EMEA of 42.9%, the sales increase in the Americas of 34.2%, the sales increase in the Asia Pacific region of 18.4%, and, to a lesser extent, the impact of acquisitions.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales increased by 30.9% in 2010.

In the global ECS business segment, sales for 2010 increased primarily due to higher demand for products.  The increase in sales for 2010 was due to growth in storage, software, services, and industry standard servers, offset, in part, by declines principally in proprietary servers.   Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 12.1% in 2010.

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2009	2008	% Change

Global components	$9,751	$11,319	(13.9)%
Global ECS	4,933	5,442	(9.3)%
Consolidated	$14,684	$16,761	(12.4)%

Consolidated sales for 2009 declined by $2.08 billion, or 12.4%, compared with the year-earlier period.  The decrease was driven by a decrease in the global components business segment of $1.57 billion, or 13.9%, and a decrease in the global ECS business segment of $508.7 million, or 9.3%.  The translation of the company's international financial statements into U.S. dollars resulted in decreased sales of $350.7 million for 2009, compared with the year-earlier period, due to a stronger U.S. dollar.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales decreased by 11.6% in 2009.

In the global components business segment, sales for 2009 decreased primarily due to weakness in the Americas and EMEA as a result of lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company's international financial statements.  The decrease in sales for 2009 was offset, in part, by strength in the Asia Pacific region.  Excluding the impact of foreign currency, the company's global components business segment sales decreased by 11.4% in 2009.

In the global ECS business segment, the decrease in sales for 2009 was primarily due to lower demand for products due to the worldwide economic recession and the impact of a stronger U.S. dollar on the translation of the company's international financial statements.  The decrease in sales for 2009 was offset, in part, by the LOGIX acquisition.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales decreased by 12.1% in 2009.

Gross Profit

The company recorded gross profit of $2.42 billion and $1.75 billion for 2010 and 2009, respectively.  The increase in gross profit was primarily due to the 27.7% increase in sales during 2010.  The gross profit margin for 2010 increased by approximately 100 basis points, compared with the year-earlier period, due primarily to a lessening of pricing pressure in the global components business segment and a change in geographic mix, with the Americas and EMEA components businesses being a larger percentage of the company's consolidated sales for 2010 as compared with the year-earlier period. The gross profit margin for the global ECS business segment was flat, as compared with the year-earlier period.  The gross profit margins of products sold in the global components business segment are typically higher than the gross profit margins of products in the global ECS business segment and the gross profit margins of the components sold in the Americas and EMEA tend to be higher than the gross profit margins of products in the Asia Pacific region.  The financial impact of the lower gross profit margins in the global ECS business segment and the Asia Pacific region were offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company’s other businesses.

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

Restructuring, Integration, and Other Charges

2010 Charges

In 2010, the company recorded restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis).   Included in the restructuring, integration, and other charges for 2010 is a charge of $21.6 million, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2010 is a credit of $.6 million, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $12.4 million.

The restructuring charge of $21.6 million in 2010 primarily includes personnel costs of $14.7 million and facilities costs of $2.3 million.  The personnel costs are related to the elimination of approximately 180 positions within the global ECS business segment and approximately 100 positions within the global components business segment.  The facilities costs are related to exit activities for 7 vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2009 Charges

In 2009, the company recorded restructuring, integration, and other charges of $105.5 million ($75.7 million net of related taxes or $.63 per share on both a basic and diluted basis).  Included in the restructuring, integration, and other charges for 2009 is a restructuring charge of $100.3 million related to initiatives taken by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for 2009 are charges of $1.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $3.9 million.

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

2008 Charges

In 2008, the company recorded restructuring, integration, and other charges of $81.0 million ($61.9 million net of related taxes or $.51 per share on both a basic and diluted basis).  Included in the restructuring, integration, and other charges for 2008 is a restructuring charge of $69.8 million related to initiatives taken by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for 2008 is a current period integration charge of $.6 million, a credit of $.3 million related to restructuring and integration actions taken in prior periods, and a charge related to a preference claim from 2001 of $10.9 million.

The restructuring charge of $69.8 million in 2008 primarily includes personnel costs of $39.4 million, facilities costs of $4.3 million, and a write-down of a building and related land of $25.4 million.  These initiatives are the result of the company's continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations.  The facilities costs are related to the exit activities of 9 vacated facilities in the Americas and EMEA.  During the fourth quarter of 2008, the company recorded an impairment charge of $25.4 million in connection with an approved plan to actively market and sell a building and related land in the United States within the company's global components business segment.  The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.

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

Operating Income (Loss)

The company recorded operating income of $750.8 million in 2010 as compared with operating income of $272.8 million in 2009.  Included in operating income for 2010 and 2009 were the previously discussed restructuring, integration, and other charges of $33.5 million and $105.5 million, respectively.

Selling, general and administrative expenses increased $251.4 million, or 19.3%, in 2010, as compared with 2009, on a sales increase of 27.7%.  The dollar increase in selling, general and administrative expenses was primarily due to higher selling, general and administrative expenses to support the increased sales, the reinstatement of certain employee-related costs that were temporarily suspended during the global economic downturn, and higher selling, general and administrative expenses as a result of acquisitions.  These increases were offset, in part, by the impact of a stronger U.S. dollar on the translation of the company's international financial statements for 2010 compared with the year-earlier period. Selling, general and administrative expenses, as a percentage of sales for 2010 and 2009, decreased to 8.3% from 8.9%.  This decrease was primarily due to the company's continuing efforts to streamline and simplify processes and the company's ability to better leverage its existing cost structure to manage the increased level of sales relative to the year-earlier period.

Depreciation and amortization expense for 2010 increased by $10.3 million, or 15.4%, as compared with the year-earlier period, primarily due to acquisitions.

Pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) increased 10.8% in 2010, as compared with 2009.

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

Selling, general and administrative expenses decreased $301.7 million, or 18.8%, in 2009, as compared with 2008, on a sales decrease of 12.4%.  The dollar decrease compared with the year-earlier period, was due to the company's continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales, as well as the impact of foreign exchange rates.  This decrease was offset, in part, by expenses incurred by LOGIX, which was acquired in June 2008.  Selling, general and administrative expenses, as a percentage of sales, was 8.9% and 9.6% for 2009 and 2008, respectively.

Loss on Prepayment of Debt

During 2010, the company recognized a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis), related to a property the company sold and was required to repay the related collateralized debt with a face amount of $9.0 million.  The loss on prepayment of debt was offset by a gain on the sale of this property of $1.7 million, which is included in restructuring, integration, and other charges in 2010.

During 2009, the company recorded a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the repurchase of $130.5 million principal amount of its 9.15% senior notes due 2010.  The loss on prepayment of debt includes the premium paid and write-off of the related deferred financing costs, offset by the gain for terminating the related interest rate swaps.

Loss on Write-Down of an Investment

During 2008, the company determined that an other-than-temporary decline in the fair value of its investment in Marubun Corporation occurred and, accordingly, recognized a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of this investment.

Interest and Other Financing Expense, Net

Net interest and other financing expense decreased by 8.1% in 2010 to $76.6 million, compared with $83.3 million in 2009, primarily due to lower interest rates on the company’s variable rate debt and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters (discussed in "Income Taxes" below).

Net interest and other financing expense decreased by 16.6% in 2009 to $83.3 million, compared with $99.9 million in 2008, primarily due to lower interest rates on the company’s variable rate debt and lower average debt outstanding.

Income Taxes

The company recorded a provision for income taxes of $199.4 million (an effective tax rate of 29.4%) for 2010.  During the fourth quarter of 2010, the company recorded a net reduction of the provision of $9.4 million ($.08 per share on both a basic and diluted basis) primarily related to the settlement of certain tax matters covering multiple tax years.  The company's provision and effective tax rate for 2010 were impacted by the previously discussed settlement of certain income tax matters, restructuring, integration, and other charges, and loss on the prepayment of debt.  Excluding the impact of the above-mentioned items, the company's effective tax rate was 30.5% for 2010.

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

Net Income (Loss) Attributable to Shareholders

The company recorded net income attributable to shareholders of $479.6 million for 2010, compared with net income attributable to shareholders of $123.5 million in the year-earlier period. Included in net income attributable to shareholders for 2010 was the previously discussed restructuring, integration, and other charges of $24.6 million, and loss on the prepayment of debt of $1.0 million, as well as a net reduction of the provision for income taxes of $9.4 million and a reduction of interest expense, net of related taxes, of $2.3 million primarily related to the settlement of certain income tax matters covering multiple years.  Included in net income attributable to shareholders for 2009 was the previously discussed restructuring, integration, and other charges of $75.7 million and loss on the prepayment of debt of $3.2 million. Excluding the above-mentioned items, the increase in net income attributable to shareholders was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate.  This was offset, in part, by increased depreciation and amortization expense due primarily to increased acquisition activity.

The company recorded net income attributable to shareholders of $123.5 million for 2009, compared with a net loss attributable to shareholders of $613.7 million in the year-earlier period. Included in net income attributable to shareholders for 2009 was the previously discussed restructuring, integration, and other charges of $75.7 million and loss on the prepayment of debt of $3.2 million.  Included in the net loss attributable to shareholders for 2008 was the previously discussed impairment charge associated with goodwill of $905.1 million, restructuring, integration, and other charges of $61.9 million, and loss on the write-down of an investment of $10.0 million, as well as a reduction of the provision for income taxes of $8.5 million and an increase in interest expense, net of related taxes, of $1.0 million related to the settlement of certain international income tax matters covering multiple tax years.  Excluding the above-mentioned items, the decrease in net income attributable to shareholders was primarily the result of the sales declines in the global ECS business segment and the more profitable global components businesses in the Americas and EMEA, as well as competitive pricing pressure impacting gross profit margins.  These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company’s continuing efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales due to the worldwide economic recession, as well as a reduction in net interest and other financing expense.

Liquidity and Capital Resources

At December 31, 2010 and 2009, the company had cash and cash equivalents of $926.3 million and $1.14 billion, respectively.

During 2010, the net amount of cash provided by the company's operating activities was $220.8 million, the net amount of cash used for investing activities was $682.4 million, and the net amount of cash provided by financing activities was $270.9 million.  The effect of exchange rate changes on cash was a decrease of $20.0 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 62.6% at December 31, 2010 and were approximately 58.4% at December 31, 2009.

The net amount of cash provided by the company's operating activities during 2010 was $220.8 million and was primarily due to earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses offset, in part, by an increase in accounts receivable and inventories.

The net amount of cash provided by the company's operating activities during 2009 was $849.9 million and was primarily due to earnings from operations, adjusted for non-cash items, a reduction in inventories, and an increase in accounts payable.  This was offset, in part, by a decrease in accrued expenses.

The net amount of cash provided by the company's operating activities during 2008 was $619.8 million and was primarily due to earnings from operations, adjusted for non-cash items, and a reduction in accounts receivable and inventories offset, in part, by a decrease in accounts payable.

Working capital, as a percentage of sales, was 12.6%, 12.1%, and 13.4% in 2010, 2009, and 2008, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2010 was $682.4 million, primarily reflecting $587.1 million of cash consideration paid for acquired businesses and $112.3 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $17.0 million.  Included in capital expenditures for 2010 is $58.0 million related to the company's global enterprise resource planning ("ERP") initiative.

During 2010, the company acquired Verical, an e-commerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Converge, a leading provider of reverse logistics services; Sphinx, a United Kingdom-based value-added distributor of security and networking products; Transim, a leading service provider of online component design and engineering solutions for technology manufacturers; Shared, a leading North American unified communications and managed services provider; ETG, a leading solid-state lighting distributor and value-added service provider; Diasa, a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal; and Intechra, which provides fully customized information technology asset disposition services to many Fortune 1000 customers throughout the world, for aggregate cash consideration of $584.0 million.  In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during 2009 was $290.7 million, primarily reflecting $170.1 million of cash consideration paid for acquired businesses and $121.5 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $1.2 million.  Included in the capital expenditures is $82.3 million related to the company's global ERP initiative.

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

During 2008, the company acquired Hynetic, a components distribution business in India; ACI, a distributor of electronic components used in defense and aerospace applications; LOGIX, a leading value-added distributor of midrange servers, storage, and software; Achieva, a value-added distributor of semiconductors and electro-mechanical devices; Excel Tech, the sole Broadcom distributor in Korea; and Eteq Components, a Broadcom-based components distribution business in the ASEAN region and China, for aggregate cash consideration of $319.9 million.  In addition, the company paid $13.6 million to increase its ownership interest in majority-owned subsidiaries.

During 2006, the company initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities.  Implementation is expected to be phased-in over the next several years.  For 2011, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with the impact decreasing by approximately $10 million in 2012.  The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during 2010 was $270.9 million. The primary sources of cash from financing activities were $494.3 million of net proceeds from a note offering, $9.8 million increase in short-term and other borrowings, $8.1 million of proceeds from the exercise of stock options, and $1.9 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash for financing activities included $173.7 million of repurchases of common stock, and a $69.5 million repayment of the company's 9.15% senior notes.

During 2010, the company completed the sale of $250.0 million principal amount of 3.375% notes due in 2015 and $250.0 million principal amount of 5.125% notes due in 2021.  The net proceeds of the offering of $494.3 million were used for general corporate purposes.

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

During 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating a portion of the interest rate swaps aggregated $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.  During 2010, the company repaid the remaining $69.5 million principal amount of its 9.15% senior notes upon maturity.

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

On September 23, 2009, the company filed a shelf registration statement with the SEC registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at December 31, 2010).  The facility fee related to the revolving credit facility is ..125%.

The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at December 31, 2010).  The facility fee is ..50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at December 31, 2010 and 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2010 is as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total

Debt	$59,902	$565,943	$248,538	$945,326	$1,819,709
Interest on long-term debt	83,096	151,995	125,451	341,635	702,177
Capital leases	1,308	1,392	4	-	2,704
Operating leases	55,826	76,163	33,296	14,554	179,839
Purchase obligations (a)	3,197,700	19,393	1,959	102	3,219,154
Other (b)	17,758	14,856	7,707	206	40,527
	$3,415,590	$829,742	$416,955	$1,301,823	$5,964,110

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2010. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation.  The company does not anticipate having to make required contributions to the plans beyond 2016. Also included are amounts relating to personnel, facilities, customer termination, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2010, the company's pro-rata share of this debt was approximately $17.1 million.  The company believes there is sufficient equity in the joint ventures to meet their obligations.

At December 31, 2010, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $78.5 million, of which approximately $12.3 million is expected to be paid within one year.  For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Program

In March 2010, the company announced its Board approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program.  In July 2010, the company's Board approved an additional repurchase of up to $100 million of the company's common stock.  As of December 31, 2010, the company repurchased 6,074,600 shares under these plans with a market value of $167.3 million at the dates of repurchase.

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

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured.  Revenue typically is recognized at time of shipment.  Sales are recorded net of discounts, rebates, and returns, which historically have not been material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605-45-45.  Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

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

Investments

The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.  The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs.  The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2010, the company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company occasionally enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets.  The company’s cross-currency swaps are derivatives designated as net investment hedges.  The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the company's consolidated balance sheets and any ineffective portion is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.  The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

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

Restructuring and Integration

The company recorded charges in connection with restructuring its businesses, and the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the impairment of certain assets.  Actual amounts could be different from those estimated.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period of the award on a straight-line basis.  Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method.  The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to Consolidated Financial Statements.  The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates.  The company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

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

Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA, and Asia/Pacific and each of the two regional businesses within the global ECS business segment, which are North America and EMEA.  Prior to 2009, the North America and EMEA reporting units within the global ECS business segment were evaluated as a single reporting unit.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach.  The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.  Beginning in 2008, as a result of significant declines in macroeconomic conditions, the company determined that it was prudent to also supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology.  The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.  The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium.  As of the first day of the fourth quarters of 2010, 2009, and 2008, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company's market capitalization, and the company determined it was necessary to perform an interim goodwill impairment test as of December 31, 2008.  Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the Americas reporting unit within the global components business segment was higher than its carrying value and a step-two analysis was not required.  The results of the step-two impairment analysis indicated that goodwill related to the EMEA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired.  The company recognized a total non-cash impairment charge of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716.9 million related to the company's global components business segment and $301.9 million related to the company's global ECS business segment.  The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

A decline in general economic conditions or global equity valuations, could impact the judgments and assumptions about the fair value of the company's businesses and the company could be required to record an additional impairment charge in the future, which could impact the company’s consolidated balance sheet, as well as the company’s consolidated statement of operations. If the company was required to recognize an additional impairment charge in the future, the charge would not impact the company’s consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

As of December 31, 2010, the company has $1.34 billion of goodwill, of which approximately $670.9 million was allocated to the Americas reporting unit within the global components business segment and $509.0 million and $156.5 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas reporting unit within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 70%, 159%, and 129%, respectively.

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

During 2008, the company recorded an impairment charge of $25.4 million in connection with an approved plan to market and sell a building and related land in the United States within the company's global components business segment.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.  During 2009, the company recorded an additional impairment charge of $2.1 million as a result of further declines in real estate valuations.  As of December 31, 2009 and 2008, the assets were designated as assets held-for-sale, and the carrying values of $7.4 million and $9.5 million, respectively, were included in "Other current assets" on the company's consolidated balance sheets.  The sale was completed in the first quarter of 2010.

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

Shipping and Handling Costs

Shipping and handling costs are reported as either a component of cost of sales or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general and administrative expenses.  If the company included such costs in cost of sales, gross profit margin as a percentage of sales for 2010 would decrease 30 basis points from 12.9% to 12.6% with a corresponding decrease in selling, general and administrative expenses and no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance.  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-13 and ASU No. 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the company.  While the company is continuing its evaluation of the impact of adoption of ASU No. 2009-13 and ASU No. 2009-14, management does not currently believe adoption will have a material impact on the company's consolidated financial position or results of operations.

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

Foreign Currency Exchange Rate Risk

The company, as a large, global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2010 and 2009 was $297.9 million and $294.9 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  This resulted in reduced sales and increased operating income of $127.1 million and $1.5 million, respectively, for 2010, compared with the year-earlier period, based on 2009 sales and operating income at the average rate for 2010. Sales and operating income would decrease by approximately $565.7 million and $25.5 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2010. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100.0 million or €78.3 million.  In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200.0 million or €168.4 million.  These cross-currency swaps were designated as net investment hedges and hedged a portion of the company's net investment in euro-denominated net assets, by effectively converting the interest expense on $300.0 million of long-term debt from U.S. dollars to euros.  During 2010, the company paid $2.3 million, plus accrued interest, to terminate these cross-currency swaps.  The cross-currency swaps had a negative fair value at December 31, 2009 of $54.4 million.

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

At December 31, 2010, approximately 57% of the company’s debt was subject to fixed rates, and 43% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2010. This was determined by considering the impact of a hypothetical interest rate on the company’s average floating rate on investments and outstanding debt. This analysis does not consider the effect of the level of overall economic activity that could exist. In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change. However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company’s financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at December 31, 2010 and 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $14.8 million and $9.6 million at December 31, 2010 and 2009, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million.  The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity.  The swaps are classified as fair value hedges and had a negative fair value of $.7 million at December 31, 2010.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the "company") as of December 31, 2010 and 2009 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 2, 2011

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2010	2009	2008

Sales	$18,744,676	$14,684,101	$16,761,009
Costs and expenses:
Cost of sales	16,326,069	12,933,207	14,478,296
Selling, general and administrative expenses	1,556,986	1,305,566	1,607,261
Depreciation and amortization	77,352	67,027	69,286
Restructuring, integration, and other charges	33,494	105,514	80,955
Impairment charge	-	-	1,018,780
	17,993,901	14,411,314	17,254,578
Operating income (loss)	750,775	272,787	(493,569)
Equity in earnings of affiliated companies	6,369	4,731	6,549
Loss on prepayment of debt	1,570	5,312	-
Loss on the write-down of an investment	-	-	10,030
Interest and other financing expense, net	76,571	83,285	99,863
Income (loss) before income taxes	679,003	188,921	(596,913)
Provision for income taxes	199,378	65,416	16,722
Consolidated net income (loss)	479,625	123,505	(613,635)
Noncontrolling interests	(5)	(7)	104
Net income (loss) attributable to shareholders	$479,630	$123,512	$(613,739)
Net income (loss) per share:
Basic	$4.06	$1.03	$(5.08)
Diluted	$4.01	$1.03	$(5.08)
Average number of shares outstanding:
Basic	117,997	119,800	120,773
Diluted	119,577	120,489	120,773

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$926,321	$1,137,007
Accounts receivable, net	4,102,870	3,136,141
Inventories	1,908,953	1,397,668
Other current assets	147,690	168,812
Total current assets	7,085,834	5,839,628
Property, plant and equipment, at cost:
Land	24,213	23,584
Buildings and improvements	136,732	137,539
Machinery and equipment	863,773	779,105
	1,024,718	940,228
Less: Accumulated depreciation and amortization	(519,178)	(479,522)
Property, plant and equipment, net	505,540	460,706

Investments in affiliated companies	59,455	53,010
Cost in excess of net assets of companies acquired	1,336,351	926,296
Other assets	613,358	482,726
Total assets	$9,600,538	$7,762,366

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,644,988	$2,763,237
Accrued expenses	637,045	445,914
Short-term borrowings, including current portion of long-term debt	61,210	123,095
Total current liabilities	4,343,243	3,332,246
Long-term debt	1,761,203	1,276,138
Other liabilities	244,897	236,685

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2010 and 2009
Issued – 125,337 and 125,287 shares in 2010 and 2009, respectively	125,337	125,287
Capital in excess of par value	1,063,461	1,056,704
Treasury stock (10,690 and 5,459 shares in 2010 and 2009, respectively), at cost	(318,494)	(179,152)
Retained earnings	2,174,147	1,694,517
Foreign currency translation adjustment	207,914	229,019
Other	(1,170)	(9,415)
Total shareholders' equity	3,251,195	2,916,960
Noncontrolling interests	-	337
Total equity	3,251,195	2,917,297
Total liabilities and equity	$9,600,538	$7,762,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2010	2009	2008
Cash flows from operating activities:
Consolidated net income (loss)	$479,625	$123,505	$(613,635)
Adjustments to reconcile consolidated net income (loss) to net cash provided by operations:
Depreciation and amortization	77,352	67,027	69,286
Amortization of stock-based compensation	34,613	33,017	18,092
Amortization of deferred financing costs and discount on notes	2,338	2,313	2,162
Equity in earnings of affiliated companies	(6,369)	(4,731)	(6,549)
Deferred income taxes	17,133	19,313	(88,212)
Restructuring, integration, and other charges	24,605	75,720	61,876
Impairment charge	-	-	1,018,780
Non-cash impact of tax matters	(11,716)	-	(7,488)
Loss on prepayment of debt	964	3,228	-
Loss on the write-down of an investment	-	-	10,030
Excess tax benefits from stock-based compensation arrangements	(1,922)	1,731	(161)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(805,637)	2,302	269,655
Inventories	(497,294)	286,626	85,489
Accounts payable	799,142	304,295	(191,669)
Accrued expenses	88,675	(92,587)	2,977
Other assets and liabilities	19,263	28,096	(10,834)
Net cash provided by operating activities	220,772	849,855	619,799
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(587,087)	(170,064)	(333,491)
Acquisition of property, plant and equipment	(112,254)	(121,516)	(158,688)
Proceeds from sale of properties	16,971	1,153	-
Other	-	(272)	(512)
Net cash used for investing activities	(682,370)	(290,699)	(492,691)

Cash flows from financing activities:
Change in short-term and other borrowings	9,775	(48,144)	2,604
Repayments of long-term bank borrowings, net	-	-	(2,489)
Repurchase/repayment of senior notes	(69,545)	(135,658)	-
Net proceeds from note offerings	494,325	297,430	-
Proceeds from exercise of stock options	8,057	4,234	4,392
Excess tax benefits from stock-based compensation arrangements	1,922	(1,731)	161
Repurchases of common stock	(173,650)	(2,478)	(115,763)
Net cash provided by (used for) financing activities	270,884	113,653	(111,095)
Effect of exchange rate changes on cash	(19,972)	12,926	(12,472)
Net increase (decrease) in cash and cash equivalents	(210,686)	685,735	3,541
Cash and cash equivalents at beginning of year	1,137,007	451,272	447,731
Cash and cash equivalents at end of year	$926,321	$1,137,007	$451,272

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2007	$125,039	$1,025,611	$(87,569)	$2,184,744	$312,755	$(8,720)	$5,144	$3,557,004
Consolidated net income (loss)	-	-	-	(613,739)	-	-	104	(613,635)
Translation adjustments	-	-	-	-	(140,227)	-	(127)	(140,354)
Unrealized loss on securities, net	-	-	-	-	-	(14,678)	-	(14,678)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	(1,032)	-	(1,032)
Other employee benefit plan items, net	-	-	-	-	-	(12,482)	-	(12,482)
Comprehensive loss								(782,181)
Amortization of stock-based compensation	-	18,092	-	-	-	-	-	18,092
Shares issued for stock-based compensation awards	9	(8,719)	13,059	-	-	-	-	4,349
Tax benefits related to stock-based compensation awards	-	318	-	-	-	-	-	318
Repurchase of common stock	-	-	(115,763)	-	-	-	-	(115,763)
Purchase of subsidiary shares from noncontrolling interest	-	-	-	-	-	-	(4,769)	(4,769)
Balance at December 31, 2008	125,048	1,035,302	(190,273)	1,571,005	172,528	(36,912)	352	2,677,050
Consolidated net income (loss)	-	-	-	123,512	-	-	(7)	123,505
Translation adjustments	-	-	-	-	56,491	-	(8)	56,483
Unrealized gain on securities, net	-	-	-	-	-	22,844	-	22,844
Unrealized gain on interest rate swaps designated as cash flow hedges, net	-	-	-	-	-	1,132	-	1,132
Other employee benefit plan items, net	-	-	-	-	-	3,521	-	3,521
Comprehensive income								207,485
Amortization of stock-based compensation	-	33,017	-	-	-	-	-	33,017
Shares issued for stock-based compensation awards	239	(9,604)	13,599	-	-	-	-	4,234
Tax benefits related to stock-based compensation awards	-	(2,011)	-	-	-	-	-	(2,011)
Repurchase of common stock	-	-	(2,478)	-	-	-	-	(2,478)
Balance at December 31, 2009	$125,287	$1,056,704	$(179,152)	$1,694,517	$229,019	$(9,415)	$337	$2,917,297

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2009	$125,287	$1,056,704	$(179,152)	$1,694,517	$229,019	$(9,415)	$337	$2,917,297
Consolidated net income (loss)	-	-	-	479,630	-	-	(5)	479,625
Translation adjustments	-	-	-	-	(21,105)	-	(5)	(21,110)
Unrealized gain on securities, net	-	-	-	-	-	5,501	-	5,501
Other employee benefit plan items, net	-	-	-	-	-	2,744	-	2,744
Comprehensive income								466,760
Amortization of stock-based compensation	-	34,613	-	-	-	-	-	34,613
Shares issued for stock-based compensation awards	50	(26,301)	34,308	-	-	-	-	8,057
Tax benefits related to stock-based compensation awards	-	1,178	-	-	-	-	-	1,178
Repurchase of common stock	-	-	(173,650)	-	-	-	-	(173,650)
Purchase of subsidiary shares from noncontrolling interest	-	(2,733)	-	-	-	-	(327)	(3,060)
Balance at December 31, 2010	$125,337	$1,063,461	$(318,494)	$2,174,147	$207,914	$(1,170)	$-	$3,251,195

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

Inventories

Inventories are stated at the lower of cost or market.  Cost approximates the first-in, first-out method. Substantially all inventories represent finished goods held for sale.

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

Identifiable Intangible Assets

Identifiable intangible assets are generally the result of acquisitions and consist primarily of customer relationships, trade names, developed technology, non-competition agreements, a long-term procurement agreement, customer databases, and sales backlog.  Identifiable intangible assets are included in "Other assets" in the company's consolidated balance sheets.  Amortization of definite-lived intangible assets is computed on the straight-line method over the estimated useful lives of the assets, while indefinite-lived intangible assets are not amortized.  The weighted average useful life of customer relationships is approximately 12 years.  The useful life of developed technology is ten years and the useful lives of all other intangible assets range from one to five years.  Identifiable intangible assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable.  The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the first day of the fourth quarter.  If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are accounted for under the cost method, if privately held, or as available-for-sale, if publicly traded, and are included in "Other assets" in the company's consolidated balance sheets.  Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments.  The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.  The company assesses its long-term investments accounted for as available-for-sale on a quarterly basis to determine whether declines in market value below cost are other-than-temporary.  When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination based upon the quoted market price, financial condition, operating results of the investee, and the company's intent and ability to retain the investment over a period of time, which is sufficient to allow for any recovery in market value. In addition, the company assesses the following factors:

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

Goodwill is reviewed for impairment utilizing a two-step process.  The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA, and Asia/Pacific and each of the two regional businesses within the global Enterprise Computing Solutions ("ECS") business segment, which are North America and EMEA.  Prior to 2009, the North America and EMEA reporting units within the global ECS business segment were evaluated as a single reporting unit.  If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed.  If the carrying value of the reporting unit is higher than its fair

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

value, the second step must be performed to compute the amount of the goodwill impairment, if any.  In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill.  If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach.  The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change.  Beginning in 2008, as a result of significant declines in macroeconomic conditions, the company determined that it was prudent to also supplement its historical goodwill impairment testing methodology with a forward-looking discounted cash flow methodology.  The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management.  The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities.  At December 31, 2010, the company believes it has appropriately accounted for any unrecognized tax benefits.  To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed by dividing net income (loss) attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of consolidated net income (loss), foreign currency translation adjustments, unrealized gains or losses on securities and interest rate swaps designated as cash flow hedges, in addition to other employee benefit plan items.  Unrealized gains or losses on securities are net

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

of any reclassification adjustments for realized gains or losses included in consolidated net income (loss).  Except for unrealized gains or losses resulting from the company's cross-currency swaps, foreign currency translation adjustments included in comprehensive income (loss) were not tax effected as investments in international affiliates are deemed to be permanent.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period.  Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period of the award on a straight-line basis.  Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method.  The company recorded, as a component of selling, general and administrative expenses, amortization of stock-based compensation of $34,613, $33,017, and $18,092 in 2010, 2009, and 2008, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments: global components and global ECS.

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is determinable, and collectibility is reasonably assured.  Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 605-45-45. Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $61,423, $54,006, and $73,617 in 2010, 2009, and 2008, respectively.

Impact of Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance.  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13.  ASU No. 2009-13 and ASU No. 2009-14 are effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, or January 1, 2011 for the company.  While the company is continuing its evaluation of the impact of adoption of ASU No. 2009-13 and ASU No. 2009-14, management does not currently believe adoption will have a material impact on the company's consolidated financial position or results of operations.

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

2010

On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra") for a purchase price of $101,085, which included cash acquired of $77 and is subject to a final working capital adjustment.  With sales offices and processing centers in strategic locations throughout the United States and a global network of partnerships, Intechra provides fully customized information technology asset disposition services to many Fortune 1000 customers throughout the world.  Intechra's product offerings include legislative compliance, data security and destruction, risk management, redeployment, remarketing, lease return, logistics management, and environmentally responsible recycling of all types of information technology. Intechra is headquartered in Jackson, Mississippi, and has approximately 300 employees.  Total Intechra sales for 2010 were $77,757, of which $2,556 were included in the company's consolidated results of operations from the date of acquisition.

On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252,825, which included debt paid at closing of $61,898.  Shared sells, installs, and maintains communications equipment, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony.  Shared is based in Irving, Texas, with locations throughout the U.S. and has approximately 1,000 employees.  Total Shared sales for 2010 were

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

$245,373, of which $76,732 were included in the company's consolidated results of operations from the date of acquisition.

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge") for a purchase price of $138,363, which included cash acquired of $4,803 and debt paid at closing of $27,546.  Converge is a leading provider of reverse logistics services, headquartered in Peabody, Massachusetts.  Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers throughout Europe, Asia, and the Americas.  Total Converge sales for 2010 were $306,154, of which $177,217 were included in the company's consolidated results of operations from the date of acquisition.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Intechra, Shared, and Converge acquisitions (collectively, the "2010 acquisitions"):

Accounts receivable, net	$91,001
Inventories	11,785
Property, plant and equipment	11,187
Other assets	8,615
Identifiable intangible assets	146,200
Cost in excess of net assets of companies acquired	342,446
Accounts payable	(38,961)
Accrued expenses	(46,328)
Other liabilities	(38,552)
Cash consideration paid, net of cash acquired	$487,393

In connection with the 2010 acquisitions, the company allocated the following amounts to identifiable intangible assets:

	Weighted- Average Life
Customer relationships	10 years	$59,800
Trade names	Indefinite	78,000
Developed technology	10 years	1,700
Other intangible assets	(a)	6,700
Total identifiable intangible assets		$146,200

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to two years.

The cost in excess of net assets acquired related to the Intechra and Converge acquisitions were recorded in the company's global components business segment.  The cost in excess of net assets acquired related to the Shared acquisition was recorded in the company's global ECS business segment. The intangible assets related to the Shared and Converge acquisitions are not expected to be deductible for income tax purposes.  The intangible assets related to the Intechra acquisition are expected to be deductible for income tax purposes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the company's unaudited consolidated results of operations for 2010 and 2009 as well as the unaudited pro forma consolidated results of operations of the company, as though the 2010 acquisitions occurred on January 1:

	For the Years Ended December 31,
	2010		2009
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$18,744,676	$19,117,455	$14,684,101	$15,280,328
Net income (loss) attributable to shareholders	479,630	489,461	123,512	127,713
Net income (loss) per share:
Basic	$4.06	$4.15	$1.03	$1.07
Diluted	$4.01	$4.09	$1.03	$1.06

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had the 2010 acquisitions occurred as of the beginning of 2010 and 2009, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

During 2010, the company also acquired Verical Incorporated, an e-commerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx Group Limited, a United Kingdom-based value-added distributor of security and networking products; Transim Technology Corporation, a leading service provider of online component design and engineering solutions for technology manufacturers; Eshel Technology Group, Inc., a leading solid-state lighting distributor and value-added service provider; and Diasa Informática, S.A., a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal.  The impact of these acquisitions was not material to the company's consolidated financial position and results of operations.  Annual sales for these acquisitions were approximately $280,000.

2009

On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche") for a purchase price of $174,100, which includes cash acquired of $4,036.  The purchase price does not reflect the present value of the income tax benefits the company will receive relating to the deductibility of intangible assets for income tax purposes, which are estimated to be approximately $25,000.  Petsche headquartered in Arlington, Texas, is a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets. With approximately 250 employees, Petsche provides value-added distribution services to over 3,500 customers in the United States, Canada, Mexico, the United Kingdom, France, and Belgium.  Total Petsche sales for 2009 were $186,925, of which $3,605 were included in the company's consolidated results of operations from the date of acquisition.

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

The cost in excess of net assets acquired related to the Petsche acquisition was recorded in the company's global components business segment.  Substantially all of the intangible assets related to the Petsche acquisition are expected to be deductible for income tax purposes.

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

2008

On June 2, 2008, the company acquired LOGIX S.A. ("LOGIX"), a subsidiary of Groupe OPEN for a purchase price of $205,937, which included $15,508 of debt paid at closing, cash acquired of $3,647, and acquisition costs.  In addition, $46,663 in debt was assumed.  LOGIX is a leading value-added distributor of midrange servers, storage, and software to over 6,500 partners in 11 European countries.  Total LOGIX sales for 2008 were $583,866, of which $376,852 were included in the company's consolidated results of operations from the date of acquisition.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The cost in excess of net assets acquired related to the LOGIX acquisition was recorded in the company's global ECS business segment.  The intangible assets related to the LOGIX acquisition are not expected to be deductible for income tax purposes.

During 2008, the company also acquired Hynetic Electronics and Shreyanics Electronics, a components distribution business in India; ACI Electronics LLC, a distributor of electronic components used in defense and aerospace applications; Achieva Ltd., a value-added distributor of semiconductors and electro-mechanical devices; Excel Tech, Inc., the sole Broadcom distributor in Korea; and Eteq Components Pte Ltd, a Broadcom-based components distribution business in the ASEAN region and China.  The impact of these acquisitions was not material to the company's consolidated financial position or results of operations.  Annual sales for these acquisitions were approximately $320,000.

Other

Amortization expense related to identifiable intangible assets for the years ended December 31, 2010, 2009, and 2008 was $21,132, $15,349, and $15,324, respectively.  Amortization expense for each of the years 2011 through 2015 are estimated to be approximately $26,190, $22,369, $19,656, $19,656, and $19,551, respectively.

During 2008, the company paid $13,558 that was capitalized as cost in excess of net assets of companies acquired, partially offset by the carrying value of the related noncontrolling interest, to increase its ownership interest in majority-owned subsidiaries.

Effective January 1, 2009, the company adopted FASB ASC Topic 810-10-65.  ASC Topic 810-10-65 requires, among other things, that changes in a parent's ownership interest be treated as equity transactions if control is maintained. The accounting prescribed by ASC Topic 810-10-65 was required to be adopted prospectively for all changes in ownership interests entered into after January 1, 2009.  The adoption of the provisions of ASC Topic 810-10-65 did not materially impact the company's consolidated financial position or results of operations.

During 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary.  The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

3.	Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired allocated to the company's business segments is as follows:

	Global Components	Global ECS	Total

December 31, 2008	$453,478	$452,370	$905,848
Acquisitions	19,048	-	19,048
Acquisition-related adjustments	601	(8,171)	(7,570)
Other (primarily foreign currency translation)	294	8,676	8,970
December 31, 2009	473,421	452,875	926,296
Acquisitions	197,465	221,781	419,246
Other (primarily foreign currency translation)	(15)	(9,176)	(9,191)
December 31, 2010	$670,871	$665,480	$1,336,351

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired.    The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.  As of the first day of the fourth quarters of 2010, 2009, and 2008, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

During the fourth quarter of 2008, as a result of significant declines in macroeconomic conditions, global equity valuations depreciated.  Both factors impacted the company's market capitalization, and the company determined it was necessary to perform an interim goodwill impairment test as of December 31, 2008.  Based upon the results of the discounted cash flow approach as of December 31, 2008, the carrying value of the global ECS reporting unit and the EMEA and Asia/Pacific reporting units within the global components business segment were higher than their fair value and, accordingly, the company performed a step-two impairment analysis. The fair value of the Americas reporting unit within the global components business segment was higher than its carrying value and a step-two analysis was not required.  The results of the step-two impairment analysis indicated that goodwill related to the EMEA and Asia/Pacific reporting units within the global components business segment were fully impaired and the goodwill related to the global ECS business segment was partially impaired.  The company recognized a total non-cash impairment charge of $1,018,780 ($905,069 net of related taxes or $7.49 per share on both a basic and diluted basis) as of December 31, 2008, of which $716,925 related to the company's global components business segment and $301,855 related to the company's global ECS business segment.

The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

4.	Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Arrow Altech Holdings (Pty.) Ltd. ("Altech Industries"), a joint venture with Allied Technologies Limited.  These investments are accounted for using the equity method.

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries at December 31:

	2010	2009

Marubun/Arrow	$41,971	$37,649
Altech Industries	17,484	15,361
	$59,455	$53,010

The equity in earnings (loss) of affiliated companies for the years ended December 31 consists of the following:

	2010	2009	2008

Marubun/Arrow	$5,185	$3,745	$5,486
Altech Industries	1,184	1,004	1,233
Other	-	(18)	(170)
	$6,369	$4,731	$6,549

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2010, the company's pro-rata share of this debt was approximately $17,130. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

5.	Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2010	2009

Accounts receivable	$4,140,868	$3,175,815
Allowance for doubtful accounts	(37,998)	(39,674)
Accounts receivable, net	$4,102,870	$3,136,141

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

6.	Debt

Short-term borrowings, including current portion of long-term debt, consist of the following at December 31:

	2010	2009

9.15% senior notes, due 2010	$-	$69,544
Cross-currency swap, due 2010	-	41,943
Interest rate swaps designated as fair value hedges	-	2,036
Short-term borrowings in various countries	61,210	9,572
	$61,210	$123,095

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at December 31, 2010 and 2009 were 1.9% and 3.5%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2010	2009

Bank term loan, due 2012	$200,000	$200,000
6.875% senior notes, due 2013	349,833	349,765
3.375% notes, due 2015	249,155	-
6.875% senior debentures, due 2018	198,450	198,241
6.00% notes, due 2020	299,918	299,909
5.125% notes, due 2021	249,199	-
7.5% senior debentures, due 2027	197,750	197,610
Cross-currency swap, due 2011	-	12,497
Interest rate swaps designated as fair value hedges	14,082	9,556
Other obligations with various interest rates and due dates	2,816	8,560
	$1,761,203	$1,276,138

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2010	2009

9.15% senior notes, due 2010	$-	$73,000
6.875% senior notes, due 2013	385,000	378,000
3.375% notes, due 2015	243,000	-
6.875% senior debentures, due 2018	218,000	214,000
6.00% notes, due 2020	306,000	300,000
5.125% notes, due 2021	238,000	-
7.5% senior debentures, due 2027	204,000	208,000

The carrying amounts of the company's short-term borrowings, bank term loan, and other obligations approximate their fair value.

Annual payments of borrowings during each of the years 2011 through 2015 are $61,210, $201,541, $365,794, $40, and $248,502, respectively, and $945,326 for all years thereafter.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at December 31, 2010). The facility fee related to the revolving credit facility is .125%.  The company also entered into a $200,000 term loan with the same group of banks, which is repayable in full in January 2012.  Interest on the term loan is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.60% at December 31, 2010).

The company has a $600,000 asset securitization program collateralized by accounts receivables of certain of its United States subsidiaries which expires in April 2012.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets.  Interest on borrowings is calculated

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at December 31, 2010).  The facility fee is .50%.

The company had no outstanding borrowings under its revolving credit facility or asset securitization program at December 31, 2010 and 2009.  Both programs include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2010 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2010, the company sold a property and was required to repay the related collateralized debt with a face amount of $9,000.  For 2010, the company recognized a loss on prepayment of debt of $1,570 ($964 net of related taxes or $.01 per share on both a basic and diluted basis) in the accompanying consolidated statements of operations.

During 2010, the company completed the sale of $250,000 principal amount of 3.375% notes due in 2015 and $250,000 principal amount of 5.125% notes due in 2021.  The net proceeds of the offering of $494,325 were used for general corporate purposes.

During 2009, the company repurchased $130,455 principal amount of its 9.15% senior notes due 2010.  The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating a portion of the interest rate swaps aggregated $5,312 ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.  During 2010, the company repaid the remaining $69,545 principal amount of its 9.15% senior notes upon maturity.

During 2009, the company completed the sale of $300,000 principal amount of 6.00% notes due in 2020.  The net proceeds of the offering of $297,430 were used to repay a portion of the previously discussed 9.15% senior notes due 2010 and for general corporate purposes.

Interest and other financing expense, net, includes interest income of $5,052, $2,964, and $5,337 in 2010, 2009, and 2008, respectively.  Interest paid, net of interest income, amounted to $80,686, $79,952, and $96,993 in 2010, 2009, and 2008, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$254,296	$282,900	$-	$537,196
Available-for-sale securities	68,746	-	-	68,746
Interest rate swaps	-	14,082	-	14,082
Foreign exchange contracts	-	(494)	-	(494)
	$323,042	$296,488	$-	$619,530

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2009:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$451,225	$292,900	$-	$744,125
Available-for-sale securities	56,464	-	-	56,464
Interest rate swaps	-	11,592	-	11,592
Cross-currency swaps	-	(54,440)	-	(54,440)
Foreign exchange contracts	-	544	-	544
	$507,689	$250,596	$-	$758,285

Available-For-Sale Securities

The company has a 2.7% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows at December 31:

	2010		2009
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	3,726	44,206	4,408	31,242
Fair value	$13,742	$55,004	$14,424	$42,040

The fair value of these investments is included in "Other assets" in the company's consolidated balance sheets, and the related net unrealized holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.

During 2008, the company determined that an other-than-temporary decline in the fair value of Marubun occurred based upon various factors including the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment's cost, the length of time the investment was in an unrealized loss position, and publicly available information about the industry and geographic region in which Marubun operates and, accordingly, recognized a loss of $10,030 ($.08 per share on both a basic and diluted basis) on the write-down of this investment.

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

The fair values of derivative instruments in the consolidated balance sheet is as follows at December 31:

	Asset/(Liability) Derivatives
	Balance Sheet	Fair Value
	Location	2010	2009

Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other current assets	$-	$2,036
Interest rate swaps designated as fair value hedges	Other assets	14,756	9,556
Interest rate swaps designated as fair value hedges	Other liabilities	(674)	-
Cross-currency swaps designated as net investment hedges	Short-term borrowings	-	(41,943)
Cross-currency swaps designated as net investment hedges	Long-term debt	-	(12,497)
Foreign exchange contracts designated as cash flow hedges	Other current assets	271	406
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(177)	(272)
Total derivative instruments designated as hedging instruments		14,176	(42,714)

Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,778	2,362
Foreign exchange contracts	Accrued expenses	(2,366)	(1,952)
Total derivative instruments not designated as hedging instruments		(588)	410
Total		$13,588	$(42,304)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The effect of derivative instruments on the consolidated statement of operations is as follows for the years ended December 31:

	Gain/(Loss) Recognized in Income
	2010	2009

Fair value hedges:
Interest rate swaps (a)	$-	$4,907
Total	$-	$4,907

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$1,938	$(8,574)
Total	$1,938	$(8,574)

	2010			2009
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:
Interest rate swaps (c)	$-	$-	$-	$1,853	$-	$-
Foreign exchange contracts (d)	73	(108)	-	(2,277)	94	-
Total	$73	$(108)	$-	$(424)	$94	$-

Net Investment Hedges:
Cross-currency swaps	$52,158	$-	$(91)	$(7,988)	$-	$536
Total	$52,158	$-	$(91)	$(7,988)	$-	$536

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Loss on prepayment of debt" in the accompanying consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% and 4.18% at December 31, 2010 and 2009, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $14,756 and $9,556 at December 31, 2010 and 2009, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000.  The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity.  The swaps are classified as fair value hedges and had a negative fair value of $674 at December 31, 2010.

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

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281.  In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384.  These cross-currency swaps hedged a portion of the company's net investment in euro-denominated net assets, by effectively converting the interest expense on $300,000 of long-term debt from U.S. dollars to euros. During the second quarter of 2010, the company paid $2,282, plus accrued interest, to terminate these cross-currency swaps. The cross-currency swaps had a negative fair value at December 31, 2009 of $54,440.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates. These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2010 and 2009 was $297,868 and $294,928, respectively.

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

8.	Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2010	2009	2008

Current
Federal	$88,302	$23,078	$55,459
State	13,482	636	5,510
International	80,461	22,389	43,965
	182,245	46,103	104,934

Deferred
Federal	12,143	20,905	(33,232)
State	4,153	5,995	(1,892)
International	837	(7,587)	(53,088)
	17,133	19,313	(88,212)
	$199,378	$65,416	$16,722

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2010	2009	2008

United States	$313,127	$108,106	$5,409
International	365,876	80,815	(602,322)
Income before income taxes	$679,003	$188,921	$(596,913)

Provision at statutory tax rate	$237,651	$66,122	$(208,919)
State taxes, net of federal benefit	11,463	4,310	2,352
International effective tax rate differential	(49,923)	(16,530)	(28,801)
Non-deductible impairment charge	-	-	237,602
Other non-deductible expenses	4,040	2,634	10,424
Changes in tax accruals and reserves	(2,145)	8,258	4,188
Other	(1,708)	622	(124)
Provision for income taxes	$199,378	$65,416	$16,722

In the fourth quarter of 2010, the company recorded a net reduction of the provision for income taxes of $9,404 and a reduction of interest expense of $3,840 ($2,312 net of related taxes) primarily related to the settlement of certain income tax matters covering multiple years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

During 2008, the company recorded a reduction of the provision for income taxes of $8,450 and an increase in interest expense of $1,009 ($962 net of related taxes) primarily related to the settlement of certain international income tax matters covering multiple years.

At December 31, 2010, the company had a liability for unrecognized tax benefits of $66,110 (substantially all of which, if recognized, would favorably affect the company's effective tax rate).  The company does not believe there will be any material changes in its unrecognized tax positions over the next twelve months, other than a payment of approximately $11,600 relating to the previously discussed tax settlement.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2010	2009

Balance at beginning of year	$68,833	$69,719
Additions based on tax positions taken during a prior period	14,067	12,442
Reductions based on tax positions taken during a prior period	(20,273)	(9,000)
Additions based on tax positions taken during the current period	5,835	742
Reductions based on tax positions taken during the current period	-	-
Reductions related to settlement of tax matters	(65)	(4,994)
Reductions related to a lapse of applicable statute of limitations	(2,287)	(76)
Balance at end of year	$66,110	$68,833

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations.  In 2010, 2009, and 2008, the company recognized $(1,599), $4,678, and $1,476, respectively, of interest expense related to unrecognized tax benefits.  At December 31, 2010 and 2009, the company had a liability for the payment of interest of $12,348 and $13,328, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities.  The following describes the open tax years, by major tax jurisdiction, as of December 31, 2010:

United States – Federal	2008 – present
United States – State	2001 – present
Germany (a)	2007 – present
Hong Kong	2004 – present
Italy (a)	2006 – present
Sweden	2004 – present
United Kingdom	2008 – present

(a)	Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets.  These temporary differences result in taxable or deductible amounts in future years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2010	2009

Deferred tax assets:
Net operating loss carryforwards	$80,271	$52,294
Inventory adjustments	33,004	30,680
Allowance for doubtful accounts	9,271	11,280
Accrued expenses	58,312	47,742
Derivative financial instruments	1,359	21,179
Interest carryforward	47,247	41,388
Goodwill	8,462	24,777
Other	1,152	10,957
	239,078	240,297
Valuation allowance	(80,501)	(68,556)
Total deferred tax assets	$158,577	$171,741

Deferred tax liabilities:
Intangible assets	$(55,858)	$(10,774)
Other	(8,932)	(7,663)
Total deferred tax liabilities	$(64,790)	$(18,437)
Total net deferred tax assets	$93,787	$153,304

At December 31, 2010, certain international subsidiaries had tax loss carryforwards of approximately $166,226 expiring in various years after 2011 and deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $48,275 were recorded with a corresponding valuation allowance of $25,389. The impact of the change in this valuation allowance on the effective rate reconciliation is included in the international effective tax rate differential.

The company also has Federal net operating loss carryforwards of approximately $81,523 at December 31, 2010 which relate to recently acquired subsidiaries.  These Federal net operating losses expire in various years beginning after 2020. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of approximately $56,866 of these Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,025,578 at December 31, 2010. No deferred U.S. federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $233,852, $90,340, and $144,215 in 2010, 2009, and 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

9.	Restructuring, Integration, and Other Charges

In 2010, 2009, and 2008, the company recorded restructuring, integration, and other charges of $33,494 ($24,605 net of related taxes or $.21 per share on both a basic and diluted basis), $105,514 ($75,720 net of related taxes or $.63 per share on both a basic and diluted basis), and $80,955 ($61,876 net of related taxes or $.51 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31, 2010, 2009, and 2008:

	2010	2009	2008

Restructuring charges – current period actions	$21,641	$100,274	$69,836
Integration charges – current period actions	-	-	551
Restructuring and integration charges – actions taken in prior periods	(559)	1,364	(322)
Acquisition-related expenses	12,412	3,876	-
Preference claim from 2001	-	-	10,890
	$33,494	$105,514	$80,955

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $21,641 and activity in the related restructuring accrual for 2010:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$14,711	$2,329	$4,601	$21,641
Payments	(12,583)	(1,019)	(3,049)	(16,651)
Non-cash usage	-	-	(657)	(657)
Foreign currency translation	(44)	12	79	47
December 31, 2010	$2,084	$1,322	$974	$4,380

The restructuring charge of $21,641 in 2010 primarily includes personnel costs of $14,711 and facilities costs of $2,329.  The personnel costs are related to the elimination of approximately 180 positions within the global ECS business segment and approximately 100 positions within the global components business segment.  The facilities costs are related to exit activities for 7 vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2009 Restructuring Charge

The following table presents the components of the 2009 restructuring charge of $100,274 and activity in the related restructuring accrual for 2009 and 2010:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$90,896	$8,016	$1,362	$100,274
Payments	(65,524)	(1,747)	(1,138)	(68,409)
Foreign currency translation	8	18	-	26
December 31, 2009	25,380	6,287	224	31,891
Restructuring charge (credit)	2,397	(2,008)	(23)	366
Payments	(24,418)	(555)	(201)	(25,174)
Foreign currency translation	(1,611)	(399)	-	(2,010)
December 31, 2010	$1,748	$3,325	$-	$5,073

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

2008 Restructuring Charge

The following table presents the components of the 2008 restructuring charge of $69,836 and activity in the related restructuring accrual for 2008, 2009, and 2010:

	Personnel Costs	Facilities	Asset Write- Downs	Other	Total

Restructuring charge	$39,383	$4,305	$25,423	$725	$69,836
Payments	(24,238)	(474)	-	(225)	(24,937)
Non-cash usage	-	-	(25,423)	-	(25,423)
Reclassification of capital lease	-	810	-	-	810
Foreign currency translation	(949)	78	-	-	(871)
December 31, 2008	14,196	4,719	-	500	19,415
Restructuring charge (credit)	505	141	2,112	(49)	2,709
Payments	(13,069)	(2,308)	-	(55)	(15,432)
Non-cash usage	-	-	(2,112)	(197)	(2,309)
Foreign currency translation	(75)	84	-	9	18
December 31, 2009	1,557	2,636	-	208	4,401
Restructuring charge (credit)	(255)	544	-	(85)	204
Payments	(1,179)	(1,300)	-	-	(2,479)
Non-cash usage	-	(582)	-	(104)	(686)
Foreign currency translation	(11)	(70)	-	(19)	(100)
December 31, 2010	$112	$1,228	$-	$-	$1,340

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The restructuring charge of $69,836 in 2008 primarily includes personnel costs of $39,383, facilities costs of $4,305, and a write-down of a building and related land of $25,423.  These initiatives are the result of the company's continued efforts to lower cost and drive operational efficiency. The personnel costs are primarily associated with the elimination of approximately 750 positions across multiple functions and multiple locations.  The facilities costs are related to the exit activities of 9 vacated facilities in the Americas and EMEA.  During the fourth quarter of 2008, the company recorded an impairment charge of $25,423 in connection with an approved plan to actively market and sell a building and related land in the United States within the company's global components business segment.  The decision to exit this location was made to enable the company to consolidate facilities and reduce future operating costs.  The company wrote-down the carrying values of the building and related land to their estimated fair values less cost to sell and ceased recording depreciation.  During 2009, the company recorded an impairment charge of $2,112 as a result of further declines in real estate valuations.  As of December 31, 2009 and 2008, the assets were designated as held-for-sale, and the carrying values of $7,388 and $9,500, respectively, were included in "Other current assets" on the company's consolidated balance sheets.  The sale was completed in the first quarter of 2010.

Restructuring and Integration Accruals Related to Actions Taken Prior to 2008

The following table presents the activity in the restructuring and integration accruals during 2008, 2009, and 2010 related to actions taken prior to 2008:

	Personnel Costs	Facilities	Other	Total

December 31, 2007	$4,717	$10,114	$4,657	$19,488
Restructuring and integration charges (credits) (a)	1,287	851	(1,574)	564
Payments	(4,957)	(3,437)	(14)	(8,408)
Non-cash usage	-	-	(201)	(201)
Foreign currency translation	(135)	(1,456)	105	(1,486)
December 31, 2008	912	6,072	2,973	9,957
Restructuring and integration charges (credits)	(207)	201	(1,339)	(1,345)
Payments	(533)	(2,614)	(10)	(3,157)
Foreign currency translation	(1)	381	(10)	370
December 31, 2009	171	4,040	1,614	5,825
Restructuring and integration charges (credits)	-	(925)	(204)	(1,129)
Payments	-	(1,277)	-	(1,277)
Foreign currency translation	(11)	(154)	-	(165)
December 31, 2010	$160	$1,684	$1,410	$3,254

(a)
Includes integration costs of $886 relating to actions taken in 2008 (of which $551 was recorded as an integration charge and $335 was recorded as costs in excess of net assets of companies acquired), offset, in part, by a restructuring credit of $322 related to restructuring actions taken prior to 2008.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $14,047 at December 31, 2010, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $4,104 to cover the termination of personnel are primarily expected to be spent within one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

•	The accruals for facilities totaling $7,559 relate to vacated leased properties that have scheduled payments of $3,754 in 2011, $1,599 in 2012, $1,638 in 2013, $375 in 2014, and $193 in 2015.

•	Other accruals of $2,384 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in the restructuring, integration, and other charges for 2010 are $12,412 of acquisition-related expenses, primarily consisting of professional fees directly related to recent acquisition activity.

Included in the restructuring, integration, and other charges for 2009 are $2,841 of contingent consideration for an acquisition completed in a prior year which was conditional upon the financial performance of the acquired company and the continued employment of the selling shareholders and other acquisition-related expenses of $1,035, primarily consisting of professional fees directly related to recent acquisition activity.

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

10.	Shareholders' Equity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding

Common stock outstanding at December 31, 2007	125,039	2,212	122,827
Shares issued for stock-based compensation awards	9	(313)	322
Repurchases of common stock	-	3,841	(3,841)
Common stock outstanding at December 31, 2008	125,048	5,740	119,308
Shares issued for stock-based compensation awards	239	(418)	657
Repurchases of common stock	-	137	(137)
Common stock outstanding at December 31, 2009	125,287	5,459	119,828
Shares issued for stock-based compensation awards	50	(1,070)	1,120
Repurchases of common stock	-	6,301	(6,301)
Common stock outstanding at December 31, 2010	125,337	10,690	114,647

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar.  There were no shares of serial preferred stock outstanding at December 31, 2010 and 2009.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Share-Repurchase Program

In March 2010, the company announced its Board of Directors (the "Board") approved the repurchase of up to $100,000 of the company's common stock through a share-repurchase program. In July 2010, the company's Board approved an additional repurchase of up to $100,000 of the company's common stock. As of December 31, 2010, the company repurchased 6,074,600 shares under these plans with a market value of $167,251 at the dates of repurchase.

11.  Net Income (Loss) Per Share

The following table sets forth the computation of net income (loss) per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2010	2009	2008

Net income (loss) attributable to shareholders, as reported	$479,630	$123,512	$(613,739)
Net income (loss) per share:
Basic	$4.06	$1.03	$(5.08)
Diluted (a)	$4.01	$1.03	$(5.08)
Weighted average shares outstanding – basic	117,997	119,800	120,773
Net effect of various dilutive stock-based compensation awards	1,580	689	-
Weighted average shares outstanding – diluted	119,577	120,489	120,773

(a)
Stock-based compensation awards for the issuance of 3,257, 3,851, and 4,368 shares for the years ended December 31, 2010, 2009, and 2008, respectively, were excluded from the computation of net income (loss) per share on a diluted basis as their effect is anti-dilutive.

12.  Employee Stock Plans

Omnibus Plan

The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock Option Plan, the Non-Employee Directors Deferral Plan, and the 1999 CEO Bonus Plan (collectively, the "Prior Plans").  The Omnibus Plan broadens the array of equity alternatives available to the company when designing compensation incentives.  The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company's Board of Directors (the "Compensation Committee") determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment.  There were 9,489,328 and 3,715,621 shares available for grant under the Omnibus Plan as of December 31, 2010 and 2009, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan.  Generally, shares are counted against the authorization only to the extent that they are issued.  Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options.  ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates.  The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options granted under the Prior Plans become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors, which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Outstanding at December 31, 2009	4,525,446	$29.50
Granted	558,253	28.35
Exercised	(340,106)	23.70
Forfeited	(378,778)	31.54
Outstanding at December 31, 2010	4,364,815	29.63	73 months	$25,117
Exercisable at December 31, 2010	2,867,711	31.49	60 months	$12,002

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2010 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2010.  This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2010, 2009, and 2008 was $2,445, $2,106, and $1,398, respectively.

Cash received from option exercises during 2010, 2009, and 2008 was $8,057, $4,234, and $4,392, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows.   The actual tax benefit realized from share-based payment awards during 2010, 2009, and 2008 was $7,301, $3,025, and $3,551, respectively.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2010	2009	2008

Volatility (percent) *	37	35	33
Expected term (in years) **	5.2	5.9	5.5
Risk-free interest rate (percent) ***	2.4	2.1	2.9

*	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

**	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.
***	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $10.39, $6.07, and $11.63 during 2010, 2009, and 2008, respectively.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance unit and/or performance share awards (collectively "performance awards").  The fair value of a performance award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance awards will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 200% of the initial award, however for the 2010 to 2012 performance period, the target metric was from 0% to 175% of the initial award.  Compensation expense is recognized using the graded vesting method over the service period, which generally ranges between two and four years, and is adjusted each period based on the current estimate of performance compared to the target metric.

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

Non-Employee Director Awards

The company's Board shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director.  Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $90.  All restricted stock units are settled in common stock one year following the director's separation from the Board.

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director's annual retainer fee is deferred and converted into units based on the fair market value of the company's stock as of the date it was payable.  Upon a non-employee director's termination of Board service, each unit in their deferral account will be converted into a share of company stock and distributed to the non-employee director as soon as practicable following such date.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2010:

	Shares	Weighted Average Grant Date Fair Value

Non-vested shares at December 31, 2009	2,633,535	$21.37
Granted	1,962,023	24.08
Vested	(897,552)	21.54
Forfeited	(455,030)	27.72
Non-vested shares at December 31, 2010	3,242,976	22.07

As of December 31, 2010, there was $39,271 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.4 years.  The total fair value of shares vested during 2010, 2009, and 2008 was $24,710, $8,809, and $10,313, respectively.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company's common stock.  Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company's common stock for the benefit of participating employees. The company did not make any contributions to the plan in 2010 and 2009.  Contributions to the plan in 2008 were $10,857.

13.	Employee Benefit Plans

Supplemental Executive Retirement Plans ("SERP")

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement.  There are 11 current and 14 former corporate officers participating in this plan.  The Board determines those employees who are eligible to participate in the Arrow SERP.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP.  Pension information for the years ended December 31 is as follows:

	2010	2009

Accumulated benefit obligation	$53,980	$49,058

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$57,052	$53,885
Service cost (Arrow SERP)	1,642	2,320
Interest cost	3,202	3,017
Actuarial (gain)/loss	2,961	848
Benefits paid	(3,298)	(3,018)
Projected benefit obligation at end of year	$61,559	$57,052

Funded status	$(61,559)	$(57,052)

Components of net periodic pension cost:
Service cost (Arrow SERP)	$1,642	$2,320
Interest cost	3,202	3,017
Amortization of net loss	744	(174)
Amortization of prior service cost (Arrow SERP)	80	591
Amortization of transition obligation (Arrow SERP)	29	410
Net periodic pension cost	$5,697	$6,164

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	6.00%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high-quality corporate bond.  The rate of compensation increase is determined by the company, based upon its long-term plans for such increases. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Benefit payments are expected to be paid as follows:

2011	$3,638
2012	3,767
2013	3,798
2014	3,758
2015	3,712
2016 - 2020	23,761

Wyle Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan.  Benefits under this plan were frozen as of December 31, 2000 and former participants were permitted to participate in the company's employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan.  Pension information for the years ended December 31 is as follows:

	2010	2009

Accumulated benefit obligation	$108,335	$108,124

Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$108,124	$101,077
Interest cost	5,770	5,844
Actuarial (gain)/loss	(162)	6,444
Benefits paid	(5,397)	(5,241)
Projected benefit obligation at end of year	$108,335	$108,124

Changes in plan assets:
Fair value of plan assets at beginning of year	$75,408	$62,328
Actual return on plan assets	9,491	13,821
Company contributions	860	4,500
Benefits paid	(5,397)	(5,241)
Fair value of plan assets at end of year	$80,362	$75,408

Funded status	$(27,973)	$(32,716)

Components of net periodic pension cost:
Interest cost	$5,770	$5,844
Expected return on plan assets	(5,992)	(5,048)
Amortization of net loss	3,114	3,526
Net periodic pension cost	$2,892	$4,322

Weighted average assumptions used to determine benefit obligation:
Discount rate	5.50%	5.50%
Expected return on plan assets	8.25%	8.25%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	2010	2009

Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	6.00%
Expected return on plan assets	8.25%	8.00%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high-quality corporate bond.  The expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets.  The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $860 in 2010 and expects to make estimated contributions in 2011 of $8,174.

Benefit payments are expected to be paid as follows:

2011	$6,193
2012	6,272
2013	6,358
2014	6,468
2015	6,565
2016 - 2020	34,894

The fair values of the company’s pension plan assets at December 31, 2010, utilizing the fair value hierarchy discussed in Note 7 are as follows:

	Level 1	Level 2	Level 3	Total

Cash Equivalents:
Common collective trusts	$-	$843	$-	$843

Equities:
U.S. common stocks	29,802	-	-	29,802
International mutual funds	12,173	-	-	12,173
Index mutual funds	12,410	-	-	12,410

Fixed Income:
Mutual funds	23,214	-	-	23,214
Insurance contracts	-	1,920	-	1,920
Total	$77,599	$2,763	$-	$80,362

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair values of the company’s pension plan assets at December 31, 2009, utilizing the fair value hierarchy discussed in Note 7 are as follows:

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

Comprehensive Income items

In 2010, 2009, and 2008, actuarial (gains)/losses of $(368), $(1,038), and $14,045, respectively, were recognized in comprehensive income (loss), net of related taxes, related to the company's defined benefit plans.  In 2010, 2009, and 2008, the following amounts were recognized as a reclassification adjustment of comprehensive income (loss), net of related taxes, as a result of being recognized in net periodic pension cost:  transition obligation of $18, $251, and $299, respectively, prior service cost of $43, $186, and $323, respectively, and an actuarial loss of $2,369, $2,019, and $939, respectively.

Included in accumulated other comprehensive loss at December 31, 2010 and 2009 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized transition obligation of $488 and $506, respectively, unrecognized prior service costs of $60 and $103, respectively, and unrecognized actuarial losses of $26,156 and $28,893, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2011 are $112 and $3,923, respectively.

Defined Contribution Plan

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $8,870, $7,821, and $9,420 in 2010, 2009, and 2008, respectively.  Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $17,734, $15,588, and $17,759 in 2010, 2009, and 2008, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

14.  Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2022.  Rental expense under non-cancelable operating leases, net of sublease income, amounted to $60,286, $57,612, and $67,334 in 2010, 2009, and 2008, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2011	$55,826
2012	42,901
2013	33,262
2014	19,604
2015	13,692
Thereafter	14,554

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Related Litigation

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany.  The suit seeks indemnification, contribution, and a declaration of the parties’ respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site.  In its answer to the company’s claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000.  The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously.  The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company’s consolidated financial position, liquidity, or results of operations.  The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG.  The mediation commenced in December 2009 and is ongoing.

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

Environmental Matters – Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site.  In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008.  The development of a final Remedial Action Work Plan is ongoing.  An estimated $29,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site.  In the first quarter of 2008, a

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area.  Approximately $9,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $11,400 to $24,000.

Costs categories related to environmental activities at Norco include those for project management and regulatory oversight, remedial investigations, feasibility studies, and interim remedial actions.  Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight.

The company currently estimates that the additional cost of project management and regulatory oversight will range from $400 to $500. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $700.

Despite the amount of work undertaken and planned to date, the complete scope of work under the consent decree is not yet known, and, accordingly, the associated costs have not yet been determined.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above.  The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable.  Accordingly, the company increased the receivable for amounts due from E.ON AG by $3,291 during 2010 to $44,203.  The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

16.  Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and enterprise computing solutions to value-added resellers through its global ECS business segment.  As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2010	2009	2008

Sales:
Global components	$13,168,381	$9,751,305	$11,319,482
Global ECS	5,576,295	4,932,796	5,441,527
Consolidated	$18,744,676	$14,684,101	$16,761,009

Operating income (loss):
Global components	$715,333	$318,866	$533,126
Global ECS	191,489	167,748	196,269
Corporate (a)	(156,047)	(213,827)	(1,222,964)
Consolidated	$750,775	$272,787	$(493,569)

(a)
Includes restructuring, integration, and other charges of $33,494, $105,514, and $80,955 in 2010, 2009, and 2008, respectively. Also included in 2008 is a non-cash impairment charge of $1,018,780 associated with goodwill.

Total assets, by segment, at December 31 are as follows:

	2010	2009

Global components	$5,862,386	$4,512,141
Global ECS	2,836,006	2,258,803
Corporate	902,146	991,422
Consolidated	$9,600,538	$7,762,366

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Sales, by geographic area, for the years ended December 31 are as follows:

	2010	2009	2008

Americas (b)	$9,111,557	$7,056,745	$8,416,175
EMEA	5,633,508	4,248,049	5,342,754
Asia/Pacific	3,999,611	3,379,307	3,002,080
Consolidated	$18,744,676	$14,684,101	$16,761,009

(b)	Includes sales related to the United States of $8,254,191, $6,374,447, and $7,705,048 in 2010, 2009, and 2008, respectively.

Net property, plant and equipment, by geographic area, at December 31 is as follows:

	2010	2009

Americas (c)	$431,066	$381,827
EMEA	55,607	61,960
Asia/Pacific	18,867	16,919
Consolidated	$505,540	$460,706

(c)	Includes net property, plant and equipment related to the United States of $429,922 and $380,576 in 2010 and 2009, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17.  Quarterly Financial Data (Unaudited)

The company operates on a quarterly interim reporting calendar that closes on the Saturday following the end of the calendar quarter.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter

2010
Sales	$4,235,366		$4,613,307		$4,657,841		$5,238,162
Gross profit	537,933		588,476		608,794		683,404
Net income attributable to shareholders	87,046	(b)	116,193	(c)	118,502	(d)	157,889	(e)

Net income per share (a):
Basic	$.72	(b)	$.97	(c)	$1.01	(d)	$1.37	(e)
Diluted	.71	(b)	.96	(c)	1.00	(d)	1.34	(e)

2009
Sales	$3,417,428		$3,391,823		$3,671,865		$4,202,985
Gross profit	430,996		402,194		421,061		496,643
Net income attributable to shareholders	26,741	(f)	21,097	(g)	12,581	(h)	63,093	(i)

Net income per share (a):
Basic	$.22	(f)	$.18	(g)	$.10	(h)	$.53	(i)
Diluted	.22	(f)	.18	(g)	.10	(h)	.52	(i)

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

(b)	Includes restructuring, integration, and other charges ($5,545 net of related taxes or $.05 per share on both a basic and diluted basis).

(c)
Includes restructuring, integration, and other charges ($4,095 net of related taxes or $.03 per share on both a basic and diluted basis) and a loss on prepayment of debt ($964 net of related taxes or $.01 per share on both a basic and diluted basis).

(d)	Includes restructuring, integration, and other charges ($9,506 net of related taxes or $.08 per share on both a basic and diluted basis).

(e)
Includes restructuring, integration, and other charges ($5,459 net of related taxes or $.05 per share on both a basic and diluted basis), as well as a net reduction of the provision for income taxes ($9,404 net of related taxes or $.08 per share on both a basic and diluted basis) and a reduction of interest expense ($2,312 net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters covering multiple years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(f)	Includes restructuring, integration, and other charges ($16,069 net of related taxes or $.13 per share on both a basic and diluted basis).

(g)	Includes restructuring, integration, and other charges ($16,124 net of related taxes or $.13 per share on both a basic and diluted basis).

(h)
Includes restructuring, integration, and other charges ($29,075 net of related taxes or $.24 per share on both a basic and diluted basis) and a loss on prepayment of debt ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis).

(i)	Includes restructuring, integration, and other charges ($14,452 net of related taxes or $.12 per share on both a basic and diluted basis).

18.  Subsequent Events (Unaudited)

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons"), a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing services providers in the components business, for approximately $161,100, which includes cash acquired of approximately $13,800 and approximately $26,400 of debt paid at closing.  Nu Horizons has sales facilities in more than 50 locations across North America, Asia, and Europe, as well as regional logistics centers throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications. Nu Horizons is headquartered in Melville, New York, and has over 700 employees globally.

On October 1, 2010, the company announced an agreement to acquire all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for approximately $210,000 in cash, subject to a post-closing working capital adjustment.  Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. Based in the Chicago area, with approximately 400 employees, Richardson RFPD’s product set includes devices for infrastructure and wireless networks, power management and alternative energy markets.  The acquisition has been approved by the Boards of Directors of both companies and Richardson's shareholders and is now subject to customary regulatory approvals.  The acquisition is expected to close in the first quarter of 2011.

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2010 (the "Evaluation").  Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)).  Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework.  Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2010, and concluded that it is effective.

The company acquired eight separate entities over the course of the year ended December 31, 2010, which are included in the company's 2010 consolidated financial statements and constituted 8.8 percent of total assets as of December 31, 2010 and 1.7 percent of the company's consolidated sales and 1.8 percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2010.  The company has excluded these eight entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2010, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.’s (the "company") internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eight separate entities that were acquired over the course of the year ended December 31, 2010, which are included in the company’s 2010 consolidated financial statements and constituted 8.8 percent of total assets as of December 31, 2010 and 1.7 percent of the sales and 1.8 percent of the net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these eight entities.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2010 and 2009, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2010 and our report dated February 2, 2011 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

 New York, New York
 February 2, 2011

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

Item 9B.   Other Information.

None.

PART III

Item 10.   Directors, Executive Officers, and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K.  In addition, the information set forth under the headings "Election of Directors" and "Section 16(A) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, is incorporated herein by reference.

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

Item 11.   Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, and is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, and is incorporated herein by reference.

Item 14.   Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 2, 2011, and is incorporated herein by reference.

PART IV

Item 15.   Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
			Page
	1.	Financial Statements.
		Report of Independent Registered Public Accounting Firm	44

		Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008	45

		Consolidated Balance Sheets as of December 31, 2010 and 2009	46

		Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008	47

		Consolidated Statements of Equity for the years ended December 31, 2010, 2009, and 2008	48

		Notes to Consolidated Financial Statements	50

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	101

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See Index of Exhibits included on pages 94 - 100

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

4(a)(viii)
Supplemental Indenture, dated as of November 3, 2010, between the company and The Bank of New York (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated November 2, 2010, Commission File No. 1-4482).

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

10(d)(i)	Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 25, 2010).

10(d)(ii)	Form of Stock Option Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10-0 to the company's Current Report on Form 8-K, dated March 23, 2006, Commission File No. 1-4482).

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

10(i)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

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

Exhibit Number	Exhibit

10(k)(v)
Employment Agreement, dated as of December 30, 2008, by and between the company and Andrew S. Bryant (incorporated by reference to Exhibit 10(k)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(k)(vi)
Employment Agreement, dated as of December 30, 2008, by and between the company and Peter Kong (incorporated by reference to Exhibit 10(k)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(k)(vii)
Form of agreement providing extended separation benefits under certain circumstances between the company and certain employees party to employment agreements, including the employees listed in 10(k)(i)-(vi) above (incorporated by reference to Exhibit 10(k)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

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

10(n)(xviii)
Amendment No. 17 to the Transfer and Administration Agreement, dated as of March 26, 2010, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Forms 8-K and 8-K/A dated March 31, 2010, Commission File No. 1-4482).

10(n)(xix)
Amendment No. 18 to the Transfer and Administration Agreement, dated as of December 15, 2010, to the Transfer and Administration Agreement in 10(n)(i) above (incorporated by reference to Exhibit 10(n) to the company’s Current Report on Form 8-K/A dated January 13, 2011, Commission File No.1-4482).

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company’s Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Exhibit

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

For the three years ended December 31,	Balance at beginning of year	Charged to income	Other (a)	Write- down	Balance at end of year

Allowance for doubtful accounts

2010	$39,674	$5,001	$5,849	$12,526	$37,998

2009	$52,786	$7,515	$1,001	$21,628	$39,674

2008	$71,232	$14,866	$7,787	$41,099	$52,786

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2010, 2009, and 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

By:	/s/	Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel and
Secretary
February 2, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 2, 2011:

By:	/s/	Michael J. Long
Michael J. Long, Chairman, President, and Chief
Executive Officer

By:	/s/	Paul J. Reilly
Paul J. Reilly, Executive Vice President, Finance
and Operations, and Chief Financial Officer

By:	/s/	Derrick Barker
Derrick Barker, Vice President, Corporate Controller,
and Chief Accounting Officer

By:	/s/	Daniel W. Duval
Daniel W. Duval, Lead Independent Director

By:	/s/	Philip K. Asherman
Philip K. Asherman, Director

By:	/s/	Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/	John N. Hanson
John N. Hanson, Director

By:	/s/	Richard S. Hill
Richard S. Hill, Director

By:	/s/	Fran Keeth
Fran Keeth, Director

By:	/s/	Andrew C. Kerin
Andrew C. Kerin, Director

By:	/s/	Roger King
Roger King, Director

By:	/s/	Stephen C. Patrick
Stephen C. Patrick, Director

By:	/s/	Barry W. Perry
Barry W. Perry, Director

By:	/s/	John C. Waddell
John C. Waddell, Director