Form 10-Q
period 2011-04-02
ARROW ELECTRONICS INC
filed 2011-04-27
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2011

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
Yes ☐  No ☒

There were 115,507,387 shares of Common Stock outstanding as of April 22, 2011.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 2, 2011	April 3, 2010

Sales	$5,223,003	$4,235,366
Costs and expenses:
Cost of sales	4,500,495	3,697,433
Selling, general and administrative expenses	464,920	366,749
Depreciation and amortization	22,938	18,477
Restructuring, integration, and other charges	9,607	7,437
Settlement of legal matter	5,875	-
	5,003,835	4,090,096
Operating income	219,168	145,270
Equity in earnings of affiliated companies	1,213	1,148
Gain on bargain purchase	1,755	-
Interest and other financing expense, net	25,767	19,086
Income before income taxes	196,369	127,332
Provision for income taxes	59,872	40,291
Consolidated net income	136,497	87,041
Noncontrolling interests	188	(5)
Net income attributable to shareholders	$136,309	$87,046

Net income per share:
Basic	$1.18	$.72
Diluted	$1.16	$.71

Average number of shares outstanding:
Basic	115,215	120,223
Diluted	117,428	121,906

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	April 2, 2011	December 31, 2010
	(Unaudited)

ASSETS
Current assets:
Cash and cash equivalents	$521,302	$926,321
Accounts receivable, net	4,124,118	4,102,870
Inventories	2,074,970	1,908,953
Other current assets	181,524	147,690
Total current assets	6,901,914	7,085,834

Property, plant and equipment, at cost:
Land	24,340	24,213
Buildings and improvements	144,253	136,732
Machinery and equipment	901,062	863,773
	1,069,655	1,024,718
Less: Accumulated depreciation and amortization	(539,674)	(519,178)
Property, plant and equipment, net	529,981	505,540

Investments in affiliated companies	60,308	59,455
Cost in excess of net assets of companies acquired	1,381,474	1,336,351
Other assets	705,798	613,358
Total assets	$9,579,475	$9,600,538

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,220,826	$3,644,988
Accrued expenses	630,789	637,045
Short-term borrowings, including current portion of long-term debt	449,914	61,210
Total current liabilities	4,301,529	4,343,243
Long-term debt	1,558,577	1,761,203
Other liabilities	251,886	244,897

Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized – 160,000 shares in 2011 and 2010
Issued – 125,382 and 125,337 shares in 2011 and 2010, respectively	125,382	125,337
Capital in excess of par value	1,050,598	1,063,461
Treasury stock (9,969 and 10,690 shares in 2011 and 2010, respectively), at cost	(308,330)	(318,494)
Retained earnings	2,310,456	2,174,147
Foreign currency translation adjustment	290,793	207,914
Other	(4,843)	(1,170)
Total shareholders' equity	3,464,056	3,251,195
Noncontrolling interests	3,427	-
Total equity	3,467,483	3,251,195
Total liabilities and equity	$9,579,475	$9,600,538

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 2, 2011	April 3, 2010

Cash flows from operating activities:
Consolidated net income	$136,497	$87,041
Adjustments to reconcile consolidated net income to net used for operations:
Depreciation and amortization	22,938	18,477
Amortization of stock-based compensation	10,357	8,467
Amortization of deferred financing costs and discount on notes	717	558
Equity in earnings of affiliated companies	(1,213)	(1,148)
Deferred income taxes	(1,057)	15,091
Restructuring, integration, and other charges	7,199	5,545
Settlement of legal matter	3,609	-
Gain on bargain purchase	(1,078)	-
Excess tax benefits from stock-based compensation arrangements	(5,728)	(1,762)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	278,549	8,094
Inventories	37,981	(99,247)
Accounts payable	(574,003)	(272,909)
Accrued expenses	(43,109)	(26,951)
Other assets and liabilities	(51,328)	(23,473)
Net cash used for operating activities	(179,669)	(282,217)

Cash flows from investing activities:
Cash consideration paid for acquired businesses	(379,013)	(3,060)
Acquisition of property, plant and equipment	(18,177)	(27,514)
Proceeds from sale of properties	-	6,806
Net cash used for investing activities	(397,190)	(23,768)

Cash flows from financing activities:
Change in short-term and other borrowings	(3,900)	14,160
Net proceeds from revolving credit facility borrowings	190,800	-
Proceeds from exercise of stock options	27,150	1,579
Excess tax benefits from stock-based compensation arrangements	5,728	1,762
Repurchases of common stock	(46,447)	(6,185)
Net cash provided by financing activities	173,331	11,316

Effect of exchange rate changes on cash	(1,491)	(32,287)
Net decrease in cash and cash equivalents	(405,019)	(326,956)
Cash and cash equivalents at beginning of period	926,321	1,137,007
Cash and cash equivalents at end of period	$521,302	$810,051

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, as filed in the company's Annual Report on Form 10-K.

Revenue Recognition

Effective January 1, 2011, the company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance.  ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product’s essential functionality.  Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the company's consolidated financial position and results of operations.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Acquisitions

The results of operations of the following acquisitions were included in the company's consolidated results from their respective dates of acquisition.

2011

On March 1, 2011, the company acquired all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $235,973, which is subject to a post-closing working capital adjustment.  Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. Based in Illinois, with approximately 400 employees, Richardson RFPD’s product set includes devices for infrastructure and wireless networks, power management and alternative energy markets.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and debt paid at closing of $26,375.  Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing services providers in the components business.  Nu Horizons has sales facilities and logistics centers in more than 50 locations throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications. Nu Horizons is headquartered in New York, and has over 700 employees globally.

The fair value of the net assets acquired, including identifiable intangible assets, relating to the Nu Horizons acquisition was approximately $162,880, which exceeds the purchase price discussed above of $161,125.  Accordingly, the company recognized the excess of the fair value of the net assets acquired over purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase.  Prior to recognizing the gain, the company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition.  The company believes it was able to acquire Nu Horizons for less than the fair value of its net assets due to Nu Horizons stock trading below its book value for an extended period of time prior to the announcement of the acquisition.  The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders.  The acquisition of Nu Horizons by Arrow was approved by Nu Horizons’ shareholders. The company continues to evaluate the purchase price allocation and may be required to adjust the recorded gain.

Since the dates of the acquisitions, Richardson and Nu Horizon sales of $186,269 were included in the company's consolidated results of operations for the first quarter of 2011.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Richardson and Nu Horizons acquisitions (collectively, the "2011 acquisitions"):

Accounts receivable, net	$196,565
Inventories	167,756
Property, plant and equipment	11,278
Other assets	8,137
Identifiable intangible assets	90,900
Cost in excess of net assets of companies acquired	30,524
Accounts payable	(98,168)
Accrued expenses	(18,905)
Other liabilities	(4,080)
Noncontrolling interest	(3,239)
Fair value of net assets acquired	380,768
Gain on bargain purchase	(1,755)
Cash consideration paid, net of cash acquired	$379,013

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In connection with the 2011 acquisitions, the company allocated the following amounts to identifiable intangible assets:

	Weighted- Average Life

Customer relationships	8 years	$35,400
Trade names	indefinite	49,000
Other intangible assets	(a)	6,500
Total identifiable intangible assets		$90,900

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from 1 to 3 years.

The cost in excess of net assets acquired related to the Nu Horizons and Richardson acquisitions were recorded in the company's global components business segment.  The intangible assets related to the Nu Horizons acquisition are not expected to be deductible for income tax purposes.  Substantially all of the intangible assets related to the Richardson acquisition are expected to be deductible for income tax purposes.

The following table summarizes the company's unaudited consolidated results of operations for the first quarters of 2011 and 2010 as well as the unaudited pro forma consolidated results of operations of the company, as though the 2011 acquisitions occurred on January 1:

	Quarter Ended
	April 2, 2011		April 3, 2010
	As Reported	Pro Forma	As Reported	Pro Forma

Sales	$5,223,003	$5,295,029	$4,235,366	$4,528,900
Net income attributable to shareholders	136,309	138,779	87,046	89,118
Net income per share:
Basic	$1.18	$1.20	$.72	$.74
Diluted	$1.16	$1.18	$.71	$.73

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had the 2011 acquisitions occurred as of the beginning of 2011 and 2010, or of those results that may be obtained in the future.  Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2010

On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra"), which provides fully customized information technology asset disposition services to many Fortune 1000 customers throughout the world.  Intechra's product offerings include legislative compliance, data security and destruction, risk management, redeployment, remarketing, lease return, logistics management, and environmentally responsible recycling of all types of information technology. Intechra is headquartered in Jackson, Mississippi, and has approximately 300 employees.

On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared"), which sells, installs, and maintains communications equipment, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony.  Shared is based in Irving, Texas, with locations throughout the U.S. and has approximately 1,000 employees.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), a provider of reverse logistics services, headquartered in Peabody, Massachusetts.  Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers throughout Europe, Asia, and the Americas.

During 2010, the company also acquired Verical Incorporated, an e-commerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx Group Limited, a United Kingdom-based value-added distributor of security and networking products; Transim Technology Corporation, a leading service provider of online component design and engineering solutions for technology manufacturers; Eshel Technology Group, Inc., a leading solid-state lighting distributor and value-added service provider; and Diasa Informática, S.A., a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal.  The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the first quarter of 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the aforementioned acquisitions (collectively, the "2010 acquisitions") occurred on January 1, 2010:

	Quarter Ended April 3, 2010
	As Reported	Pro Forma

Sales	$4,235,366	$4,450,387
Net income attributable to shareholders	87,046	90,697
Net income per share:
Basic	$.72	$.75
Diluted	$.71	$.74

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had the 2010 acquisitions occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

Amortization expense related to identifiable intangible assets was $6,883 and $4,644 for the first quarters of 2011 and 2010, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary.  The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note C – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total

December 31, 2010	$670,871	$665,480	$1,336,351
Acquisitions	30,524	-	30,524
Other (primarily foreign currency translation)	552	14,047	14,599
April 2, 2011	$701,947	$679,527	$1,381,474

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired.  The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Note D – Investments in Affiliated Companies

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	April 2, 2011	December 31, 2010

Marubun/Arrow	$42,775	$41,971
Altech Industries	17,533	17,484
	$60,308	$59,455

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	April 2, 2011	April 3, 2010

Marubun/Arrow	$817	$915
Altech Industries	396	233
	$1,213	$1,148

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At April 2, 2011, the company's pro-rata share of this debt was approximately $11,125. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note E– Accounts Receivable

Accounts receivable, net, consists of the following:

	April 2, 2011	December 31, 2010

Accounts receivable	$4,167,375	$4,140,868
Allowances for doubtful accounts	(43,257)	(37,998)
Accounts receivable, net	$4,124,118	$4,102,870

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note F – Debt

Short-term borrowings, including current portion of long-term debt, consist of the following:

	April 2, 2011	December 31, 2010

Revolving credit facility	$190,800	$-
Bank term loan, due 2012	200,000	-
Short-term borrowings in various countries	59,114	61,210
	$449,914	$61,210

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at April 2, 2011 and December 31, 2010 were 5.0% and 1.9%, respectively.

Long-term debt consists of the following:

	April 2, 2011	December 31, 2010

Bank term loan, due 2012	$-	$200,000
6.875% senior notes, due 2013	349,850	349,833
3.375% notes, due 2015	249,199	249,155
6.875% senior debentures, due 2018	198,503	198,450
6.00% notes, due 2020	299,920	299,918
5.125% notes, due 2021	249,218	249,199
7.5% senior debentures, due 2027	197,785	197,750
Interest rate swaps designated as fair value hedges	10,102	14,082
Other obligations with various interest rates and due dates	4,000	2,816
	$1,558,577	$1,761,203

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375%

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	April 2, 2011	December 31, 2010

6.875% senior notes, due 2013	$382,000	$385,000
3.375% notes, due 2015	248,000	243,000
6.875% senior debentures, due 2018	218,000	218,000
6.00% notes, due 2020	315,000	306,000
5.125% notes, due 2021	245,000	238,000
7.5% senior debentures, due 2027	210,000	204,000

The carrying amount of the company's short-term borrowings, revolving credit facility, bank term loan, and other obligations approximate their fair value.

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at April 2, 2011). The facility fee related to the credit facility is .125%.  At April 2, 2011, the company had $190,800 in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010.

The company has a $600,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012.  The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment.  Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets.  Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at April 2, 2011).  The facility fee is .50%.  The company had no outstanding borrowings under the asset securitization program at April 2, 2011 and December 31, 2010.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 2, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $1,368 and $339 for the first quarters of 2011 and 2010, respectively.

Note G – Financial Instruments Measured at Fair Value

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at April 2, 2011:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$50,541	$-	$-	$50,541
Available-for-sale securities	61,613	-	-	61,613
Interest rate swaps	-	10,102	-	10,102
Foreign exchange contracts	-	(807)	-	(807)
	$112,154	$9,295	$-	$121,449

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total

Cash equivalents	$254,296	$282,900	$-	$537,196
Available-for-sale securities	68,746	-	-	68,746
Interest rate swaps	-	14,082	-	14,082
Foreign exchange contracts	-	(494)	-	(494)
	$323,042	$296,488	$-	$619,530

Available-For-Sale Securities

The company has a 2.0% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	April 2, 2011		December 31, 2010
	Marubun	WPG	Marubun	WPG

Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	1,516	39,283	3,726	44,206
Fair value	$11,532	$50,081	$13,742	$55,004

The fair value of these investments are included in "Other assets" in the company’s consolidated balance sheets, and the related unrealized holding gains or losses are included in "Other" in the shareholders' equity section in the company’s consolidated balance sheets.

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

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	April 2, 2011	December 31, 2010
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$12,567	$14,756
Interest rate swaps designated as fair value hedges	Other liabilities	(2,465)	(674)
Foreign exchange contracts designated as cash flow hedges	Other current assets	662	271
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(113)	(177)
Total derivative instruments designated as hedging instruments		10,651	14,176
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,781	1,778
Foreign exchange contracts	Accrued expenses	(3,137)	(2,366)
Total derivative instruments not designated as hedging instruments		(1,356)	(588)
Total		$9,295	$13,588

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended
	April 2, 2011	April 3, 2010

Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$1,703	$2,029
Total	$1,703	$2,029

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended April 2, 2011			Quarter Ended April 3, 2010
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income

Cash Flow Hedges:
Foreign exchange contracts (b)	$500	$44	$-	$(154)	$(92)	$-
Total	$500	$44	$-	$(154)	$(92)	$-

Net Investment Hedges:
Cross-currency swaps (c)	$-	$-	$-	$20,346	$-	$86
Total	$-	$-	$-	$20,346	$-	$86

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the company’s consolidated statements of operations.

(b)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income are recorded in "Cost of sales" in the company’s consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

Interest Rate Swaps

The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company’s consolidated balance sheets in "Other."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.07% and 4.37% at April 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $12,567 and $14,756 at April 2, 2011 and December 31, 2010, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000.  The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.35% and 1.38% at April 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a negative fair value of $2,465 and $674 at April 2, 2011 and December 31, 2010, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Cross-Currency Swaps

The company occasionally enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets. The company’s cross-currency swaps are derivatives designated as net investment hedges.  The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the company’s consolidated balance sheets and any ineffective portion is recorded in "Interest and other financing expense, net" in the company’s consolidated statements of operations.  As the notional amounts of the company’s cross-currency swaps are expected to equal a comparable amount of hedged net assets, no material ineffectiveness is expected.  The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedges on a quarterly basis.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at April 2, 2011 and December 31, 2010 was $316,311 and $297,868, respectively.

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

Note H – Restructuring, Integration, and Other Charges

During the first quarters of 2011 and 2010, the company recorded restructuring, integration, and other charges of $9,607 ($7,199 net of related taxes or $.06 per share on both a basic and diluted basis) and $7,437 ($5,545 net of related taxes or $.05 per share on both a basic and diluted basis), respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 2, 2011	April 3, 2010

Restructuring charges – current period actions	$4,355	$5,189
Restructuring and integration charges – actions taken in prior periods	(79)	2,149
Acquisition-related expenses	5,331	99
	$9,607	$7,437

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $4,355 and activity in the related restructuring accrual for the first quarter of 2011:

	Personnel Costs	Facilities	Other	Total

Restructuring charge	$2,072	$2,272	$11	$4,355
Payments	(651)	(234)	-	(885)
Foreign currency translation	48	-	-	48
April 2, 2011	$1,469	$2,038	$11	$3,518

The restructuring charge of $4,355 for the first quarter of 2011 primarily includes personnel costs of $2,072 and facilities costs of $2,272.  The personnel costs are related to the elimination of approximately 60 positions within the global components business segment and approximately 10 positions within the global ECS business segment.  The facilities costs are related to exit activities for 3 vacated facilities in the Americas due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2010 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first quarter of 2011 related to the 2010 restructuring:

	Personnel Costs	Facilities	Other	Total

December 31, 2010	$2,084	$1,322	$974	$4,380
Restructuring charge (credit)	17	434	(21)	430
Payments	(1,161)	(362)	(1,010)	(2,533)
Non-cash usage	-	-	-	-
Foreign currency translation	55	-	57	112
April 2, 2011	$995	$1,394	$-	$2,389

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2010

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2011 related to restructuring and integration actions taken prior to 2010:

	Personnel Costs	Facilities	Other	Total

December 31, 2010	$2,020	$6,237	$1,410	$9,667
Restructuring and integration credits	(30)	(445)	(34)	(509)
Payments	(389)	(802)	-	(1,191)
Foreign currency translation	63	246	-	309
April 2, 2011	$1,664	$5,236	$1,376	$8,276

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $14,183 at April 2, 2011, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $4,128 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $8,668 relate to vacated leased properties that have scheduled payments of $3,451 in 2011, $2,732 in 2012, $1,688 in 2013, $461 in 2014, $268 in 2015, and $68 thereafter.

•	Other accruals of $1,387 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the first quarters of 2011 and 2010 are $5,331 and $99, respectively, of other acquisition-related expenses, primarily consisting of professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 2, 2011	April 3, 2010

Net income attributable to shareholders	$136,309	$87,046

Weighted average shares outstanding - basic	115,215	120,223
Net effect of various dilutive stock-based compensation awards	2,213	1,683
Weighted average shares outstanding - diluted	117,428	121,906

Net income per share:
Basic	$1.18	$.72
Diluted (a)	$1.16	$.71

(a)
Stock-based compensation awards for the issuance of 256 and 2,776 shares for the first quarters of 2011 and 2010, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note J – Shareholders' Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Quarter Ended
	April 2, 2011	April 3, 2010

Consolidated net income	$136,497	$87,041
Foreign currency translation adjustments (a)	82,879	(64,314)
Other (b)	(3,673)	(428)
Comprehensive income	215,703	22,299
Comprehensive income attributable to noncontrolling interests	188	-
Comprehensive income attributable to shareholders	$215,515	$22,299

(a)	The foreign currency translation adjustments have not been tax effected as investments in international affiliates are deemed to be permanent.

(b)	Other includes unrealized gains or losses on securities and other employee benefit plan items. Each of these items is net of related taxes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

In March 2010 and July 2010, the company announced its Board of Directors approved the repurchase of up to $200,000 of the company's common stock through share-repurchase programs (collectively the "2010 Share-Repurchase Programs").  As of April 2, 2011, the company repurchased 6,876,627 shares under the 2010 Share-Repurchase Programs with a market value of $200,000 at the dates of repurchase.

In February 2011, the company announced its Board of Directors approved the repurchase of up to an additional $50,000 of the company's common stock through a share-repurchase program (the "2011 Share-Repurchase Program").  As of April 2, 2011, the company repurchased 6,473 shares under the 2011 Share-Repurchase Program with a market value of $251 at the dates of repurchase.

Note K – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended
	April 2, 2011	April 3, 2010

Components of net periodic benefit costs:
Service cost	$381	$411
Interest cost	2,274	2,248
Expected return on plan assets	(1,656)	(1,498)
Amortization of unrecognized net loss	858	967
Amortization of prior service cost	11	20
Amortization of transition obligation	-	7
Net periodic benefit costs	$1,868	$2,155

Note L – Contingencies

Settlement of Legal Matter

During the first quarter of 2011, the company recorded a charge of $5,875 ($3,609 net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs.  This matter related to a customer dispute that originated in 1997.  The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial.  The company ultimately decided to settle this matter to avoid further legal expense and the burden on management’s time that such a trial would entail.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders.  Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333.  The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest.  The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company’s consolidated

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

financial position, liquidity, or results of operations.

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

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters – Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site.  In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008.  The development of a final Remedial Action Work Plan is ongoing.  An estimated $30,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site.  In the first quarter of 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area.  Approximately $10,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $12,700 to $24,500.

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

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the consent decree is not yet known, and, accordingly, the associated costs have yet to be determined.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450),

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

discussed above.  The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable.  Accordingly, the company increased the receivable for amounts due from E.ON AG by $2,451 during 2011 to $46,654. The company’s net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville.  Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13,000 from them to date.  However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers’ proportional share of the total liability as opposed to the applicability of coverage.

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

The receivable for amounts due from E.ON AG for the previously mentioned tax and environmental matters and related litigation are included in "Other Assets" on the company’s consolidated balance sheets. The company's basis for the conclusion that recovery of these amounts are probable is based upon its determination that it has appropriate legal defenses to seek reimbursement under the indemnification agreement with E.ON AG, as well as the company's ability to seek reimbursement under the various Wyle insurance policies. The timing of the collection of these amounts is contingent upon resolution of the court-facilitated mediation with E.ON AG, the completion of settlement agreements with certain insurers, and the resolution of litigation currently pending with certain other insurance carriers.  The resolution of these matters could likely take several years.

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

Note M – Segment and Geographic Information

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	April 2, 2011	April 3, 2010
Sales:
Global components	$3,886,600	$3,128,022
Global ECS	1,336,403	1,107,344
Consolidated	$5,223,003	$4,235,366
Operating income (loss):
Global components	$228,881	$154,108
Global ECS	39,080	23,913
Corporate (a)	(48,793)	(32,751)
Consolidated	$219,168	$145,270

(a)
Includes restructuring, integration, and other charges of $9,607 and $7,437 for the first quarters of 2011 and 2010, respectively.  Also included in the first quarter of 2011 is a charge of $5,875 related to the settlement of a legal matter.

Total assets, by segment, are as follows:

	April 2,	December 31,
	2011	2010

Global components	$6,638,137	$5,862,386
Global ECS	2,284,401	2,836,006
Corporate	656,937	902,146
Consolidated	$9,579,475	$9,600,538

Sales, by geographic area, are as follows:

	Quarter Ended
	April 2, 2011	April 3, 2010

Americas (b)	$2,481,891	$1,891,756
EMEA	1,789,851	1,317,354
Asia/Pacific	951,261	1,026,256
Consolidated	$5,223,003	$4,235,366

(b)	Includes sales related to the United States of $2,251,440 and $1,681,573 for the first quarters of 2011 and 2010, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant and equipment, by geographic area, is as follows:

	April 2,	December 31,
	2011	2010

Americas (c)	$451,019	$431,066
EMEA	59,612	55,607
Asia/Pacific	19,350	18,867
Consolidated	$529,981	$505,540

(c)	Includes net property, plant and equipment related to the United States of $449,767 and $429,922 at April 2, 2011 and December 31, 2010, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first quarter of 2011, approximately 74% of the company's sales were from the global components business segment, and approximately 26% of the company's sales were from the global ECS business segment.

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

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $236.0 million, which is subject to a post-closing working capital adjustment.  On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons"), for a purchase price of $161.1 million, which included cash acquired of $18.1 million and debt paid at closing of $26.4 million.  On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra") for a purchase price of $101.1 million, which included cash acquired of $.1 million.  On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252.8 million, which included debt paid at closing of $61.9 million.  On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge") for a purchase price of $138.4 million, which included cash acquired of $4.8 million and debt paid at closing of $27.5 million.  During 2010, the company also acquired Verical Incorporated (“Verical”), Sphinx Group Limited (“Sphinx”), Transim Technology Corporation (“Transim”), Eshel Technology Group, Inc. (“Eshel”), and Diasa Informática, S.A. (“Diasa”).  The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.  Results of operations of Richardson, Nu Horizons, Intechra, Converge, Verical, Transim, and Eshel are included within the company's global components business segment and the results of operations of Shared, Sphinx, and Diasa are included within the company's global ECS business segment.

Consolidated sales for the first quarter of 2011 increased by 23.3%, compared with the year-earlier period, due to a 24.3% increase in the global components business segment sales and a 20.7% increase in the global ECS business segment sales.  The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $67.3 million for the first quarter of 2011, compared with the year-earlier period, due to a weaker U.S. dollar.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 10.1% for the first quarter of 2011.

Net income attributable to shareholders increased to $136.3 million in the first quarter of 2011, compared with net income attributable to shareholders of $87.0 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2011 and 2010:

•	restructuring, integration, and other charges of $9.6 million ($7.2 million net of related taxes) in 2011 and $7.4 million ($5.5 million net of related taxes) in 2010;
•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011; and
•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the first quarter of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 2, 2011	April 3, 2010	% Change

Global components	$3,887	$3,128	24.3%
Global ECS	1,336	1,107	20.7%
Consolidated	$5,223	$4,235	23.3%

Consolidated sales for the first quarter of 2011 increased by $987.6 million, or 23.3%, compared with the year-earlier period.  The increase for the first quarter of 2011 was driven by an increase in the global components business segment sales of $758.6 million, or 24.3% and an increase in the global ECS business segment sales of $229.1 million, or 20.7%, compared with the year-earlier period.  The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $67.3 million for the first quarter of 2011, compared with the year-earlier period, due to a weaker U.S. dollar.  Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 10.1% for the first quarter of 2011.

The growth in the global components business segment for the first quarter of 2011 was primarily driven by the sales increase in EMEA of 38.4% and the sales increase in the Americas, excluding acquisitions, of 15.7% due primarily to increased demand for the company’s products in these geographic regions, and the impact of acquisitions.  This was offset by a sales decrease in the Asia/Pacific region of 7.3% due primarily to continued weakness in sales of low-end mobile handset components. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales increased by 10.5% for the first quarter of 2011.

In the global ECS business segment, sales for the first quarter of 2011 increased due to higher demand for products in both North America and EMEA.  The increase in sales for the first quarter of 2011 was due to growth in storage, software, services, industry standard servers, and proprietary servers.   Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 8.7% for the first quarter of 2011.

Gross Profit

The company recorded gross profit of $722.5 million in the first quarter of 2011, compared with $537.9 million in the year-earlier period.  The increase in gross profit was primarily due to the aforementioned 23.3% increase in sales during the first quarter of 2011 and an increase in the gross profit margin of approximately 110 basis points, compared with the year-earlier period. The increase in gross profit margin was due to improved pricing in connection with improving global economic conditions, a favorable mix towards higher profit margin products in both the global components and global ECS businesses, and higher margins attributable to acquisitions relative to the company’s core businesses.

Restructuring, Integration, and Other Charges

2011 Charges

The company recorded restructuring, integration, and other charges of $9.6 million ($7.2 million net of related taxes or $.06 per share on both a basic and diluted basis) for the first quarter of 2011.  Included in the restructuring, integration, and other charges for the first quarter of 2011 are restructuring charges of $4.4 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2011 is a credit of $.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $5.3 million.

The restructuring charge of $4.4 million for the first quarter of 2011 primarily includes personnel costs of $2.1 million and facilities costs of $2.3 million.  The personnel costs are related to the elimination of approximately 60 positions within the global components business segment and approximately 10 positions within the global ECS business segment.  The facilities costs are related to exit activities for 3 vacated facilities in the Americas due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

As of April 2, 2011, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans.  Refer to Note H, “Restructuring, Integration, and Other Charges,” of the Notes to the Consolidated Financial Statements for further discussion of the company’s restructuring and integration activities.

Settlement of Legal Matter

During the first quarter of 2011, the company recorded a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs.  This matter related to a customer dispute that originated in 1997.  The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial.  The company ultimately decided to settle this matter to avoid further legal expense and the burden on management’s time that such a trial would entail.

Operating Income

The company recorded operating income of $219.2 million in the first quarter of 2011 as compared with operating income of $145.3 million in the year-earlier period.  Included in operating income for the first quarters of 2011 and 2010 were the previously discussed restructuring, integration, and other charges of $9.6 million and $7.4 million, respectively, and a charge of $5.9 million related to the settlement of a legal matter in the first quarter of 2011.

Selling, general and administrative expenses increased by $98.2 million, or 26.8%, in the first quarter of 2011 on a sales increase of 23.3% compared with the first quarter of 2010.  The dollar increase in selling, general and administrative expenses was primarily due to approximately $75 million of selling, general and administrative expenses attributable to acquisitions, higher selling, general and administrative expenses to support the increased sales, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements for the first quarter of 2011 compared with the year-earlier period. Selling, general and administrative expenses as a percentage of sales for the first quarters of 2011 and 2010 increased to 8.9% from 8.7%, respectively. This increase was primarily due to higher operating cost structures relating to recently acquired businesses.

Depreciation and amortization expense increased by $4.5 million, or 24.1% for the first quarter of 2011, compared with the year-earlier period, primarily due to acquisitions.

Pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) increased 4.7% in the first quarter of 2011, as compared with the year-earlier period, on a pro forma sales increase of 11.6%.

Gain on Bargain Purchase

During the first quarter of 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons stock trading below its book value for an extended period of time prior to the announcement of the acquisition.  The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders.  The acquisition of Nu Horizons by Arrow was approved by Nu Horizons’ shareholders.  The excess of the fair value of the net assets acquired over the purchase price paid of $1.8 million ($1.1 million net of related taxes or $.01 per share on both a basic and diluted basis) was recognized as a gain on bargain purchase.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by $6.7 million, or 35.0%, in the first quarter of 2011, compared with the year-earlier period, due primarily to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $59.9 million (an effective tax rate of 30.5%) for the first quarter of 2011.  The company's provision for income taxes and effective tax rate for the first quarter of 2011 was impacted by the previously discussed restructuring, integration, and other charges, charge related to the settlement of a legal matter, and the gain on bargain purchase.  Excluding the impact of the above-mentioned items, the company's effective tax rate for the first quarter of 2011 was 30.4%.

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

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $136.3 million in the first quarter of 2011, compared with net income attributable to shareholders of $87.0 million in the year-earlier period.  Included in net income attributable to shareholders for the first quarter of 2011 was the previously discussed restructuring, integration, and other charges of $7.2 million, charge of $3.6 million related to the settlement of a legal matter, and the gain on bargain purchase of $1.1 million. Included in net income attributable to shareholders for the first quarter of 2010 was the previously discussed restructuring, integration, and other charges of $5.5 million. Excluding the above-mentioned items, the increase in net income attributable to shareholders for the first quarter of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At April 2, 2011 and December 31, 2010, the company had cash and cash equivalents of $521.3 million and $926.3 million, respectively, of which $475.9 million and $592.2 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company’s business and some of which arise from fluctuations related to global economics and markets.  Cash balances are generated and held in many locations throughout the world.  It is the company’s current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company’s operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company’s ability to move cash balances to meet cash needs under certain circumstances.  The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2011, the net amount of cash used for the company's operating activities was $179.7 million, the net amount of cash used for investing activities was $397.2 million, and the net amount of cash provided by financing activities was $173.3 million.  The effect of exchange rate changes on cash was a decrease of $1.5 million.

During the first quarter of 2010, the net amount of cash used for the company's operating activities was $282.2 million, the net amount of cash used for investing activities was $23.8 million, and the net amount of cash provided by financing activities was $11.3 million.  The effect of exchange rate changes on cash was a decrease of $32.3 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.7% and 62.6% at April 2, 2011 and December 31, 2010, respectively.

The net amount of cash used for the company's operating activities during the first quarter of 2011 was $179.7 million and was primarily due to a decrease in accounts payable and accrued expenses offset, in part, by earnings from operations, adjusted for non-cash items, and a decrease in accounts receivable and inventories.

The net amount of cash used for the company's operating activities during the first quarter of 2010 was $282.2 million and was primarily due to an increase in inventories and a reduction in accounts payable and accrued expenses offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 14.3% in the first quarter of 2011 compared with 12.4% in the first quarter of 2010.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2011 was $397.2 million, primarily reflecting $379.0 million of cash consideration paid for acquired businesses and $18.2 million for capital expenditures. Included in capital expenditures for the first quarter of 2011 is $13.3 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first quarter of 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate cash consideration of $379.0 million.

The net amount of cash used for investing activities during the first quarter of 2010 was $23.8 million, primarily reflecting $27.5 million for capital expenditures and $3.1 million for cash consideration paid for acquired businesses, offset, in part, by proceeds from the sale of facilities of $6.8 million.  Included in capital expenditures is $16.8 million related to the company's global ERP initiative.

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities.  Implementation is expected to be phased-in over the next several years.  For the full year 2011, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with the impact decreasing by approximately $10 million in 2012.  The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2011 was $173.3 million. The primary sources of cash from financing activities during the first quarter of 2011 were $190.8 million of proceeds for revolving credit facility borrowings, $27.2 million of proceeds from the exercise of stock options, and $5.7 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash for financing activities included $46.4 million of repurchases of common stock and a $3.9 million decrease in short-term and other borrowings.

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

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at April 2, 2011). The facility fee related to the credit facility is .125%.  At April 2, 2011, the company had $190.8 million in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010. During the first quarter of 2011, the average daily balance outstanding under the revolving credit facility was $32.2 million.  The company did not utilize the revolving credit facility during the first quarter of 2010.

The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at April 2, 2011). The facility fee is .50%.  The company had no outstanding borrowings under the asset securitization program at April 2, 2011 and December 31, 2010.  During the first quarter of 2011, the average daily balance outstanding under the asset securitization program was $229.7 million. The company did not utilize the asset securitization program during the first quarter of 2010.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels.  The company was in compliance with all covenants as of April 2, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.  Since December 31, 2010, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	at April 2, 2011, the company had $190.8 million in outstanding borrowings under the revolving credit facility which matures in January 2012.

Share-Repurchase Program

In March 2010 and July 2010, the company announced its Board of Directors approved the repurchase of up to $200 million of the company's common stock through share-repurchase programs (collectively the "2010 Share-Repurchase Programs").  As of April 2, 2011, the company repurchased 6,876,627 shares under the 2010 Share-Repurchase Programs with a market value of $200 million at the dates of repurchase.

In February 2011, the company announced its Board of Directors approved the repurchase of up to an additional $50 million of the company's common stock through a share-repurchase program (the "2011 Share-Repurchase Program").  As of April 2, 2011, the company repurchased 6,473 shares under the 2011 Share-Repurchase Program with a market value of $.3 million at the dates of repurchase.

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

There were no significant changes during the first quarter of 2011 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at April 2, 2011 and December 31, 2010 was $316.3 million and $297.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first quarter of 2011, sales and operating income would have increased $67.3 million and $1.8 million, respectively, compared with the year-earlier period, based on 2010 sales and operating income at the average rate for 2011.  Sales and operating income would decrease by approximately $178.9 million and $9.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2011.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At April 2, 2011, approximately 51% of the company's debt was subject to fixed rates, and 49% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first quarter of 2011. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.07% and 4.37% at April 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $12.6 million and $14.8 million at April 2, 2011 and December 31, 2010, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million.  The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.35% and 1.38% at April 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a negative fair value of $2.5 million and $.7 million at April 2, 2011 and December 31, 2010, respectively.

Item 4.   Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 2, 2011 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors.

Except as set forth below, there were no material changes to the company's risk factors as discussed in Item 1A – Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2010:

Add the following risk factor:

The recent earthquake and tsunami, and other collateral events, in Japan may negatively impact our supply of products or cause shortages of some components, which could have a material adverse effect on the company’s business.

As a result of the effects of the earthquake and tsunami that recently occurred in Japan, including the resultant nuclear crisis, certain of the company’s vendors may be unable to deliver sufficient quantities of components or deliver them in a timely manner.   Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers’ needs.  While it is too early to predict what impact this crisis will have, it could have a material adverse affect on the company’s business.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

In March 2010 and July 2010, the company announced its Board of Directors approved the repurchase of up to $200 million of the company's common stock through share-repurchase programs (collectively the "2010 Share-Repurchase Programs").

In February 2011, the company announced its Board of Directors approved the repurchase of up to an additional $50 million of the company's common stock through a share-repurchase program (the "2011 Share-Repurchase Program").

The following table shows the share-repurchase activity for the quarter ended April 2, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program

January 1 through January 31, 2011	-	$-	-	$32,748,546
February 1, through February 28, 2011	974,911	40.58	687,800	54,433,022
March 1 through April 2, 2011	197,308	34.90	120,700	49,748,787
Total	1,172,219		808,500

(1)
Includes share repurchases under the 2010 and 2011 Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended April 2, 2011 is 363,719 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.   Exhibits.

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

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

ARROW ELECTRONICS, INC.

Date: April 27, 2011	By:	/s/	Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations,
and Chief Financial Officer