Form 10-Q
period 2011-07-02
ARROW ELECTRONICS INC
filed 2011-07-27
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2011

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
Yes ☐   No ☒

There were 114,918,382 shares of Common Stock outstanding as of July 22, 2011.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Sales	$5,539,931	$4,613,307	$10,762,934	$8,848,673
Costs and expenses:
Cost of sales	4,769,784	4,024,831	9,270,279	7,722,264
Selling, general and administrative expenses	490,590	375,876	955,510	742,625
Depreciation and amortization	26,006	17,760	48,944	36,237
Restructuring, integration, and other charges	5,221	5,649	14,828	13,086
Settlement of legal matter	—	—	5,875	—
	5,291,601	4,424,116	10,295,436	8,514,212
Operating income	248,330	189,191	467,498	334,461
Equity in earnings of affiliated companies	1,408	1,785	2,621	2,933
Gain on bargain purchase	—	—	1,755	—
Loss on prepayment of debt	—	1,570	—	1,570
Interest and other financing expense, net	26,536	19,355	52,303	38,441
Income before income taxes	223,202	170,051	419,571	297,383
Provision for income taxes	66,891	53,858	126,763	94,149
Consolidated net income	156,311	116,193	292,808	203,234
Noncontrolling interests	114	—	302	(5)
Net income attributable to shareholders	$156,197	$116,193	$292,506	$203,239
Net income per share:
Basic	$1.35	$.97	$2.54	$1.70
Diluted	$1.33	$.96	$2.49	$1.68
Average number of shares outstanding:
Basic	115,434	119,228	115,323	119,731
Diluted	117,469	120,585	117,463	121,270

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	July 2, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$531,024	$926,321
Accounts receivable, net	4,347,411	4,102,870
Inventories	2,248,046	1,908,953
Other current assets	202,867	147,690
Total current assets	7,329,348	7,085,834
Property, plant and equipment, at cost:
Land	24,536	24,213
Buildings and improvements	146,982	136,732
Machinery and equipment	924,854	863,773
	1,096,372	1,024,718
Less: Accumulated depreciation and amortization	(552,148)	(519,178)
Property, plant and equipment, net	544,224	505,540
Investments in affiliated companies	59,914	59,455
Cost in excess of net assets of companies acquired	1,432,592	1,336,351
Other assets	703,956	613,358
Total assets	$10,070,034	$9,600,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,414,436	$3,644,988
Accrued expenses	657,297	637,045
Short-term borrowings, including current portion of long-term debt	550,655	61,210
Total current liabilities	4,622,388	4,343,243
Long-term debt	1,564,282	1,761,203
Other liabilities	249,321	244,897
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2011 and 2010
Issued - 125,382 and 125,337 shares in 2011 and 2010, respectively	125,382	125,337
Capital in excess of par value	1,062,372	1,063,461
Treasury stock (10,456 and 10,690 shares in 2011 and 2010, respectively), at cost	(339,437)	(318,494)
Retained earnings	2,466,653	2,174,147
Foreign currency translation adjustment	321,439	207,914
Other	(5,907)	(1,170)
Total shareholders' equity	3,630,502	3,251,195
Noncontrolling interests	3,541	—
Total equity	3,634,043	3,251,195
Total liabilities and equity	$10,070,034	$9,600,538

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2011	July 3, 2010
Cash flows from operating activities:
Consolidated net income	$292,808	$203,234
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	48,944	36,237
Amortization of stock-based compensation	21,178	17,053
Amortization of deferred financing costs and discount on notes	1,451	1,104
Equity in earnings of affiliated companies	(2,621)	(2,933)
Deferred income taxes	(484)	24,976
Restructuring, integration, and other charges	10,783	9,640
Settlement of legal matter	3,609	—
Gain on bargain purchase	(1,078)	—
Loss on prepayment of debt	—	964
Excess tax benefits from stock-based compensation arrangements	(6,880)	(1,728)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	113,584	(300,728)
Inventories	(113,804)	(445,872)
Accounts payable	(410,915)	307,116
Accrued expenses	(45,251)	30,034
Other assets and liabilities	(56,026)	(96,638)
Net cash used for operating activities	(144,702)	(217,541)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(442,337)	(172,353)
Acquisition of property, plant and equipment	(60,340)	(56,620)
Proceeds from sale of properties	—	16,971
Net cash used for investing activities	(502,677)	(212,002)
Cash flows from financing activities:
Change in short-term and other borrowings	286,136	(7,794)
Proceeds from exercise of stock options	46,146	6,405
Excess tax benefits from stock-based compensation arrangements	6,880	1,728
Repurchases of common stock	(96,861)	(81,179)
Net cash provided by (used for) financing activities	242,301	(80,840)
Effect of exchange rate changes on cash	9,781	(49,960)
Net decrease in cash and cash equivalents	(395,297)	(560,343)
Cash and cash equivalents at beginning of period	926,321	1,137,007
Cash and cash equivalents at end of period	$531,024	$576,664

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly period ended April 2, 2011, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, as filed in the company's Annual Report on Form 10-K.

Revenue Recognition

Effective January 1, 2011, the company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the company's consolidated financial position and results of operations.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday following the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. The amendments change the wording used to describe fair value measurement requirements and disclosures, but often do not result in a change in the application of current guidance. The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the company's consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 will not have a material impact on the company's consolidated financial position or results of operations.

Note C – Acquisitions

In June 2011, the company announced an agreement to acquire all the assets and operations of the distribution business of Seed International Ltd. ("Seed"). Seed is a value-added distributor of embedded products with 14 offices across China. Seed is primarily focused on Texas Instruments products, and is a technical service provider with digital signal processor specialization. Seed is headquartered in Beijing, China, and has approximately 200 employees, including 100 value-added engineers. Seed's annual sales were approximately $90,000. The acquisition is subject to customary regulatory approval and is expected to close during the third quarter of 2011.

The results of operations of the following acquisitions were included in the company's consolidated results from their respective dates of acquisition:

2011 Acquisitions

On March 1, 2011, the company acquired all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $235,973, which is subject to a post-closing working capital adjustment. Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market, with approximately 400 employees. Richardson RFPD's product set includes devices for infrastructure and wireless networks, power management and alternative energy markets.

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and debt paid at closing of $26,375. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing services providers in the components business. Nu Horizons has sales facilities and logistics centers throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications, and has over 700 employees globally.

The fair value of the net assets acquired, including identifiable intangible assets, relating to the Nu Horizons acquisition was approximately $162,880, which exceeds the purchase price discussed above of $161,125. Accordingly, the company recognized the excess of the fair value of the net assets acquired over purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase. Prior to recognizing the gain, the company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The company believes it was able to acquire Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by Arrow was approved by Nu Horizons' shareholders. The company continues to evaluate the purchase price allocation and may be required to adjust the recorded gain.

Since the dates of the acquisitions, Richardson RFPD and Nu Horizons' sales for the second quarter and first six months of 2011 of $243,127 and $429,396, respectively, were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Richardson RFPD and Nu Horizons acquisitions:

Accounts receivable, net	$194,312
Inventories	169,881
Property, plant and equipment	11,278
Other assets	8,137
Identifiable intangible assets	90,900
Cost in excess of net assets of companies acquired	31,951
Accounts payable	(98,967)
Accrued expenses	(19,405)
Other liabilities	(4,080)
Noncontrolling interest	(3,239)
Fair value of net assets acquired	380,768
Gain on bargain purchase	(1,755)
Cash consideration paid, net of cash acquired	$379,013

In connection with the Richardson RFPD and Nu Horizons acquisitions, the company allocated the following amounts to identifiable intangible assets:

	Weighted-Average Life
Customer relationships	8 years	$35,400
Trade names	indefinite	49,000
Other intangible assets	(a)	6,500
Total identifiable intangible assets		$90,900

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from 1 to 3 years.

The cost in excess of net assets acquired related to the Richardson RFPD and Nu Horizons acquisitions were recorded in the company's global components business segment. Substantially all of the intangible assets related to the Richardson RFPD acquisition are expected to be deductible for income tax purposes. Any intangible assets related to the Nu Horizons acquisition would not be deductible for income tax purposes.

During the first six months of 2011, the company also acquired Pansystem S.r.l. ("Pansystem"), a distributor of high-performance wire, cable and interconnect products in Italy, and Cross Telecom Corporation ("Cross"), a North American service provider of converged and internet protocol technologies and unified communications. The impact of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the Richardson RFPD, Nu Horizons, Pansystem, and Cross acquisitions occurred on January 1:

	Quarter Ended		Six Months Ended
	July 2, 2011		July 2, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,539,931	$5,550,949	$10,762,934	$10,883,029
Net income attributable to shareholders	156,197	156,361	292,506	296,285
Net income per share:
Basic	$1.35	$1.35	$2.54	$2.57
Diluted	$1.33	$1.33	$2.49	$2.52

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2010 Acquisitions

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

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), a global provider of reverse logistics services in the Americas, Europe, and the Asia Pacific region.

During 2010, the company also acquired Verical Incorporated ("Verical"), an e-commerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx Group Limited ("Sphinx"), a United Kingdom-based value-added distributor of security and networking products; Transim Technology Corporation ("Transim"), a leading service provider of online component design and engineering solutions for technology manufacturers; Eshel Technology Group, Inc. ("Eshel"), a leading solid-state lighting distributor and value-added service provider; and Diasa Informática, S.A. ("Diasa"), a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal. The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the Richardson RFPD, Nu Horizons, Pansystem, Cross, Intechra, Shared, Converge, Verical, Sphinx, Transim, Eshel, and Diasa acquisitions occurred on January 1:

	Quarter Ended		Six Months Ended
	July 3, 2010		July 3, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$4,613,307	$5,141,380	$8,848,673	$9,915,419
Net income attributable to shareholders	116,193	126,193	203,239	218,967
Net income per share:
Basic	$.97	$1.06	$1.70	$1.83
Diluted	$.96	$1.05	$1.68	$1.81

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

Amortization expense related to identifiable intangible assets was $9,280 and $16,163 for the second quarter and first six months of 2011 and $4,650 and $9,294 for the second quarter and first six months of 2010, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

Note D – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
December 31, 2010	$670,871	$665,480	$1,336,351
Acquisitions	35,184	41,746	76,930
Other (primarily foreign currency translation)	1,080	18,231	19,311
July 2, 2011	$707,135	$725,457	$1,432,592

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	July 2, 2011	December 31, 2010
Marubun/Arrow	$42,756	$41,971
Altech Industries	17,158	17,484
	$59,914	$59,455

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Marubun/Arrow	$1,175	$1,562	$1,992	$2,477
Altech Industries	233	223	629	456
	$1,408	$1,785	$2,621	$2,933

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At July 2, 2011, the company's pro-rata share of this debt was approximately $15,200. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 2, 2011	December 31, 2010
Accounts receivable	$4,393,042	$4,140,868
Allowances for doubtful accounts	(45,631)	(37,998)
Accounts receivable, net	$4,347,411	$4,102,870

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	July 2, 2011	December 31, 2010
Revolving credit facility	$222,500	$—
Asset securitization program	70,000	—
Bank term loan, due 2012	200,000	—
Short-term borrowings in various countries	58,155	61,210
	$550,655	$61,210

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at July 2, 2011 and December 31, 2010 were 4.5% and 1.9%, respectively.

Long-term debt consists of the following:

	July 2, 2011	December 31, 2010
Bank term loan, due 2012	$—	$200,000
6.875% senior notes, due 2013	349,867	349,833
3.375% notes, due 2015	249,243	249,155
6.875% senior debentures, due 2018	198,555	198,450
6.00% notes, due 2020	299,922	299,918
5.125% notes, due 2021	249,238	249,199
7.5% senior debentures, due 2027	197,820	197,750
Interest rate swaps designated as fair value hedges	16,175	14,082
Other obligations with various interest rates and due dates	3,462	2,816
	$1,564,282	$1,761,203

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	July 2, 2011	December 31, 2010
6.875% senior notes, due 2013	$382,000	$385,000
3.375% notes, due 2015	255,000	243,000
6.875% senior debentures, due 2018	220,000	218,000
6.00% notes, due 2020	321,000	306,000
5.125% notes, due 2021	250,000	238,000
7.5% senior debentures, due 2027	212,000	204,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, bank term loan, and other obligations approximate their fair value.

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

The company has an $800,000 revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at July 2, 2011). The facility fee related to the credit facility is .125%.  At July 2, 2011, the company had $222,500 in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010.

The company has a $600,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at July 2, 2011).  The facility fee is .50%.

At July 2, 2011, there was $70,000 outstanding under the asset securitization program, which was included in "Short-term borrowings, including current portion of long-term debt" in the accompanying consolidated balance sheet, and total collateralized accounts receivable of approximately $1,316,543 were held by AFC and were included in "Accounts receivable, net" in the accompanying consolidated balance sheet. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program. There were no outstanding borrowings under the asset securitization program at December 31, 2010.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 2, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $1,411 and $2,779 for the second quarter and first six months of 2011 and $1,281 and $1,620 for the second quarter and first six months of 2010, respectively.

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

Level 3    Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at July 2, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$101,682	$—	$—	$101,682
Available-for-sale securities	59,645	—	—	59,645
Interest rate swaps	—	16,175	—	16,175
Foreign exchange contracts	—	381	—	381
	$161,327	$16,556	$—	$177,883

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$254,296	$282,900	$—	$537,196
Available-for-sale securities	68,746	—	—	68,746
Interest rate swaps	—	14,082	—	14,082
Foreign exchange contracts	—	(494)	—	(494)
	$323,042	$296,488	$—	$619,530

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Available-For-Sale Securities

The company has a 2.0% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	July 2, 2011		December 31, 2010
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain	1,640	37,191	3,726	44,206
Fair value	$11,656	$47,989	$13,742	$55,004

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

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	July 2, 2011	December 31, 2010
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$16,175	$14,756
Interest rate swaps designated as fair value hedges	Other liabilites	—	(674)
Foreign exchange contracts designated as cash flow hedges	Other current assets	967	271
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(123)	(177)
Total derivative instruments designated as hedging instruments		17,019	14,176
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,050	1,778
Foreign exchange contracts	Accrued expenses	(2,513)	(2,366)
Total derivative instruments not designated as hedging instruments		(463)	(588)
Total		$16,556	$13,588

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(1,474)	$1,408	$(3,177)	$3,437
Total	$(1,474)	$1,408	$(3,177)	$3,437

	Quarter Ended July 2, 2011			Six Months Ended July 2, 2011
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income
Cash Flow Hedges:
Foreign exchange contracts (b)	$215	$83	$—	$715	$39	$—
Total	$215	$83	$—	$715	$39	$—

	Quarter Ended July 3, 2010			Six Months Ended July 3, 2010
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income
Cash Flow Hedges:
Foreign exchange contracts (b)	$(466)	$2	$—	$(620)	$(90)	$—
Total	$(466)	$2	$—	$(620)	$(90)	$—
Net Investment Hedges:
Cross-currency swaps (c)	$31,812	$—	$(177)	$52,158	$—	$(91)
Total	$31,812	$—	$(177)	$52,158	$—	$(91)

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

(b)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income are recorded in "Cost of sales" in the company's consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.01% and 4.37% at July 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $13,285 and $14,756 at July 2, 2011 and December 31, 2010, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000. The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.44% and 1.38% at July 2, 2011 and December 31, 2010, respectively), through its maturity. The swaps are classified as fair value hedges and had a fair value of $2,890 at July 2, 2011 and a negative fair value of $674 at December 31, 2010.

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

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at July 2, 2011 and December 31, 2010 was $393,693 and $297,868, respectively.

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

Note I – Restructuring, Integration, and Other Charges

During the second quarters of 2011 and 2010, the company recorded restructuring, integration, and other charges of $5,221 ($3,584 net of related taxes or $.03 per share on both a basic and diluted basis) and $5,649 ($4,095 net of related taxes or $.03 per share on both a basic and diluted basis), respectively.

During the first six months of 2011 and 2010, the company recorded restructuring, integration, and other charges of $14,828 ($10,783 net of related taxes or $.09 per share on both a basic and diluted basis) and $13,086 ($9,640 net of related taxes or $.08 per share on both a basic and diluted basis), respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Restructuring charges - current period actions	$4,277	$5,798	$8,632	$10,987
Restructuring and integration charges (credits) - actions taken in prior periods	(1,287)	(1,056)	(1,366)	1,093
Acquisition-related expenses	2,231	907	7,562	1,006
	$5,221	$5,649	$14,828	$13,086

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $8,632 and activity in the restructuring accrual for the first six months of 2011:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$5,475	$2,987	$170	$8,632
Payments	(2,846)	(666)	(170)	(3,682)
Foreign currency translation	77	—	—	77
July 2, 2011	$2,706	$2,321	$—	$5,027

The restructuring charge of $8,632 for the first six months of 2011 primarily includes personnel costs of $5,475 and facilities costs of $2,987.  The personnel costs are related to the elimination of approximately 100 positions within the global components business segment and approximately 30 positions within the global ECS business segment.  The facilities costs are related to exit activities for 10 vacated facilities in the Americas and Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency, primarily related to the integration of recently acquired businesses.

2010 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first six months of 2011 related to the 2010 restructuring:

	Personnel Costs	Facilities	Other	Total
December 31, 2010	$2,084	$1,322	$974	$4,380
Restructuring charge (credit)	13	434	(21)	426
Payments	(1,713)	(1,028)	(1,010)	(3,751)
Foreign currency translation	64	(16)	57	105
July 2, 2011	$448	$712	$—	$1,160

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2010

The following table presents the activity in the restructuring and integration accruals for the first six months of 2011 related to restructuring and integration actions taken prior to 2010:

	Personnel Costs	Facilities	Other	Total
December 31, 2010	$2,020	$6,237	$1,410	$9,667
Restructuring and integration credits	(525)	(1,194)	(73)	(1,792)
Payments	(672)	(1,352)	—	(2,024)
Foreign currency translation	80	290	—	370
July 2, 2011	$903	$3,981	$1,337	$6,221

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $12,408 at July 2, 2011, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $4,057 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $7,014 relate to vacated leased properties that have scheduled payments of $1,876 in 2011, $2,922 in 2012, $1,294 in 2013, $478 in 2014, $298 in 2015, and $146 thereafter.

•	Other accruals of $1,337 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges are acquisition-related expenses of $2,231 and $7,562 for the second quarter and first six months of 2011 and $907 and $1,006 for the second quarter and first six months of 2010, respectively, primarily consisting of professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Net income attributable to shareholders	$156,197	$116,193	$292,506	$203,239
Weighted average shares outstanding - basic	115,434	119,228	115,323	119,731
Net effect of various dilutive stock-based compensation awards	2,035	1,357	2,140	1,539
Weighted average shares outstanding - diluted	117,469	120,585	117,463	121,270
Net income per share:
Basic	$1.35	$.97	$2.54	$1.70
Diluted (a)	$1.33	$.96	$2.49	$1.68

(a)
Stock-based compensation awards for the issuance of 398 and 342 shares for the second quarter and first six months of 2011 and 3,471 and 3,300 shares for the second quarter and first six months of 2010, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Comprehensive Income

The components of comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Consolidated net income	$156,311	$116,193	$292,808	$203,234
Foreign currency translation adjustments (a)	30,646	(67,131)	113,525	(131,445)
Other (b)	(1,064)	508	(4,737)	80
Comprehensive income	185,893	49,570	401,596	71,869
Comprehensive income attributable to noncontrolling interests	114	—	302	—
Comprehensive income attributable to shareholders	$185,779	$49,570	$401,294	$71,869

(a)	The foreign currency translation adjustments have not been tax effected as investments in international affiliates are deemed to be permanent.

(b)	Other includes unrealized gains or losses on securities and other employee benefit plan items. Each of these items is net of related taxes.

Share-Repurchase Program

In February 2011, the company announced its Board of Directors approved the repurchase of up to $50,000 of the company's common stock through a share-repurchase program.  As of July 2, 2011, the company repurchased 1,100,313 shares under this program with a market value of $49,999 at the dates of repurchase.

On July 26, 2011, the company's Board of Directors approved an additional repurchase of up to $100,000 of the company's common stock.

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Components of net periodic benefit costs:
Service cost	$381	$411	$762	$822
Interest cost	2,274	2,248	4,548	4,496
Expected return on plan assets	(1,656)	(1,498)	(3,312)	(2,996)
Amortization of unrecognized net loss	858	967	1,716	1,934
Amortization of prior service cost	11	20	22	40
Amortization of transition obligation	—	7	—	14
Net periodic benefit costs	$1,868	$2,155	$3,736	$4,310

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note M - Contingencies

Settlement of Legal Matter

During the first quarter of 2011, the company recorded a charge of $5,875 ($3,609 net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs. This matter related to a customer dispute that originated in 1997. The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial. The company ultimately decided to settle this matter to avoid further legal expense and the burden on management's time that such a trial would entail.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

Environmental and Related Matters

Wyle Claims

In connection with the 2000 purchase of Wyle from the VEBA Group ("VEBA"), the company assumed certain of the then outstanding obligations of Wyle, including Wyle's 1994 indemnification of the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from VEBA, VEBA agreed to indemnify the company for costs associated with the Wyle environmental indemnities, among other things. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified. Each site will require remediation, the final form and cost of which is undetermined.

Wyle Laboratories has demanded indemnification from the company with respect to the work at both sites (and in connection with the litigation discussed below), and the company has, in turn, demanded indemnification from VEBA. VEBA merged with a publicly-traded, German conglomerate in June 2000. The combined entity, now known as E.ON AG, remains responsible for VEBA's liabilities. E.ON AG acknowledged liability under the terms of the VEBA contract in connection with the Norco and Huntsville sites and made an initial, partial payment. Neither the company's demands for subsequent payments nor its demand for defense and indemnification in the related litigation and other costs associated with the Norco site were met.

Related Litigation

In October 2005, the company filed suit against E.ON AG in the Frankfurt am Main Regional Court in Germany. The suit seeks indemnification, contribution, and a declaration of the parties' respective rights and obligations in connection with the Riverside County litigation (discussed below) and other costs associated with the Norco site. In its answer to the company's claim filed in March 2009 in the German proceedings, E.ON AG filed a counterclaim against the company for approximately $16,000. The company believes it has reasonable defenses to the counterclaim and plans to defend its position vigorously. The company believes that the ultimate resolution of the counterclaim will not materially adversely impact the company's consolidated financial position, liquidity, or results of operations. The litigation is currently suspended while the company engages in a court-facilitated mediation with E.ON AG. The mediation commenced in December 2009 and is ongoing.

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

Environmental Matters - Huntsville

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $30,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight will range from $400 to $500. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $400 to $700.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $10,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $12,700 to $24,500.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $3,124 during 2011 to $47,327. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13,000 from them to date. However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage.

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

The receivable for amounts due from E.ON AG for the previously mentioned tax and environmental matters and related litigation are included in "Other Assets" on the company's consolidated balance sheets. The company's basis for the conclusion that recovery of these amounts are probable is based upon its determination that it has appropriate legal rights to seek reimbursement under the indemnification agreement with E.ON AG, as well as the company's ability to seek reimbursement under the various Wyle insurance policies. The timing of the collection of these amounts is contingent upon resolution of the court-facilitated mediation or litigation with E.ON AG, the completion of settlement agreements with certain insurers, and the resolution of litigation currently pending with certain other insurance carriers. The resolution of these matters could likely take several years.

Other

From time to time, in the normal course of business, the company may become liable with respect to other pending and threatened litigation, environmental, regulatory, labor, product, and tax matters. While such matters are subject to inherent uncertainties, it is not currently anticipated that any such matters will materially impact the company's consolidated financial position, liquidity, or results of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Sales:
Global components	$3,875,331	$3,259,016	$7,761,931	$6,387,038
Global ECS	1,664,600	1,354,291	3,001,003	2,461,635
Consolidated	$5,539,931	$4,613,307	$10,762,934	$8,848,673
Operating income (loss):
Global components	$224,035	$182,494	$452,916	$336,602
Global ECS	63,690	43,023	102,770	66,936
Corporate (a)	(39,395)	(36,326)	(88,188)	(69,077)
Consolidated	$248,330	$189,191	$467,498	$334,461

(a)
Includes restructuring, integration, and other charges of $5,221 and $14,828 for the second quarter and first six months of 2011 and $5,649 and $13,086 for the second quarter and first six months of 2010, respectively. Also included in the first six months of 2011 is a charge of $5,875 related to the settlement of a legal matter.

Total assets, by segment, are as follows:

	July 2, 2011	December 31, 2010
Global components	$6,890,203	$5,862,386
Global ECS	2,514,820	2,836,006
Corporate	665,011	902,146
Consolidated	$10,070,034	$9,600,538

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2011	July 3, 2010	July 2, 2011	July 3, 2010
Americas (b)	$2,837,737	$2,254,263	$5,319,628	$4,146,019
EMEA (c)	1,765,289	1,327,361	3,555,140	2,644,715
Asia/Pacific	936,905	1,031,683	1,888,166	2,057,939
Consolidated	$5,539,931	$4,613,307	$10,762,934	$8,848,673

(b)
Includes sales related to the United States of $2,628,746 and $4,880,186 for the second quarter and first six months of 2011 and $2,038,351 and $3,719,924 for the second quarter and first six months of 2010, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant and equipment, by geographic area, is as follows:

	July 2, 2011	December 31, 2010
Americas (c)	$462,568	$431,066
EMEA	62,410	55,607
Asia/Pacific	19,246	18,867
Consolidated	$544,224	$505,540

(d)	Includes net property, plant and equipment related to the United States of $461,345 and $429,922 at July 2, 2011 and December 31, 2010, respectively.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first six months of 2011, approximately 72% of the company's sales were from the global components business segment, and approximately 28% of the company's sales were from the global ECS business segment.

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

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $236.0 million, which is subject to a post-closing working capital adjustment. On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161.1 million, which included cash acquired of $18.1 million and debt paid at closing of $26.4 million. On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra") for a purchase price of $101.1 million, which included cash acquired of $.1 million. On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252.8 million, which included debt paid at closing of $61.9 million. On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge") for a purchase price of $138.4 million, which included cash acquired of $4.8 million and debt paid at closing of $27.5 million.

During the first six months of 2011, the company also acquired Pansystem S.r.l. ("Pansystem") and Cross Telecom Corporation ("Cross"). During 2010, the company also acquired Verical Incorporated ("Verical"), Sphinx Group Limited ("Sphinx"), Transim Technology Corporation ("Transim"), Eshel Technology Group, Inc. ("Eshel"), and Diasa Informática, S.A. ("Diasa"). The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

Results of operations of Richardson RFPD, Nu Horizons, Pansystem, Intechra, Converge, Verical, Transim, and Eshel are included within the company's global components business segment and the results of operations of Shared, Cross, Sphinx, and Diasa are included within the company's global ECS business segment.

Consolidated sales for the second quarter of 2011 increased by 20.1%, compared with the year-earlier period, due to an 18.9% increase in the global components business segment sales and a 22.9% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $255.7 million for the second quarter of 2011, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 2.9% for the second quarter of 2011.

Net income attributable to shareholders increased to $156.2 million in the second quarter of 2011, compared with net income attributable to shareholders of $116.2 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Second quarter of 2011 and 2010:

•	restructuring, integration, and other charges of $5.2 million ($3.6 million net of related taxes) in 2011 and $5.6 million ($4.1 million net of related taxes) in 2010; and

•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010.

First six months of 2011 and 2010:

•	restructuring, integration, and other charges of $14.8 million ($10.8 million net of related taxes) in 2011 and $13.1 million ($9.6 million net of related taxes) in 2010;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011;

•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011; and

•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the second quarter of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	July 2, 2011	July 3, 2010	% Change
Second Quarter Ended:
Global components	$3,875	$3,259	18.9%
Global ECS	1,665	1,354	22.9%
Consolidated	$5,540	$4,613	20.1%

Six Months Ended:
Global components	$7,762	$6,387	21.5%
Global ECS	3,001	2,462	21.9%
Consolidated	$10,763	$8,849	21.6%

Consolidated sales for the second quarter and first six months of 2011 increased by $926.6 million, or 20.1%, and $1.91 billion, or 21.6%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2011 was driven by an increase in the global components business segment sales of $616.3 million, or 18.9%, and $1.37 billion, or 21.5%, respectively, and an increase in the global ECS business segment sales of $310.3 million, or 22.9%, and $539.4 million, or 21.9%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $255.7 million and $323.0 million for the second quarter and first six months of 2011, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 2.9% and 6.3% for the second quarter and first six months of 2011, respectively.

The growth in the global components business segment for the second quarter and first six months of 2011 was primarily driven by increased demand for the company's products in the EMEA region (defined as Europe, the Middle East, and Africa) and the Americas region, as well as the impact of acquisitions. Excluding the impact of acquisitions, the sales increase for the second quarter and first six months of 2011 in EMEA was 30.8% and 34.6% and the sales increase in the Americas was 4.6% and 9.6%, respectively. This was offset by a sales decrease for the second quarter and first six months of 2011 in the Asia/Pacific region of 9.2% and 8.3%, respectively, due primarily to continued weakness in sales of low-end mobile handset components. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales increased by 1.1% and 5.6% for the second quarter and first six months of 2011, respectively.

In the global ECS business segment, the sales for the second quarter and first six months of 2011 increased due to higher demand for products in both North America and EMEA.  The increase in sales for the second quarter and first six months of 2011 was due to growth in storage, software, services, industry standard servers, and proprietary servers. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 7.2% and 8.0% for the second quarter and first six months of 2011, respectively.

Gross Profit

The company recorded gross profit of $770.1 million and $1.49 billion in the second quarter and first six months of 2011, respectively, compared with $588.5 million and $1.13 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 20.1% and 21.6% increase in sales during the second quarter and first six months of 2011, respectively,  and an increase in the gross profit margin of approximately 110 basis points, for both periods, compared with the year-earlier periods. The increase in gross profit margin was due to improved pricing, a favorable mix towards higher profit margin products in both the global components and global ECS businesses, and higher margins attributable to acquisitions relative to the company's core businesses. Pro forma for acquisitions, gross profit margins increased approximately 30 basis points, for both the second quarter and first six months of 2011, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

2011 Charges

The company recorded restructuring, integration, and other charges of $5.2 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and $14.8 million ($10.8 million net of related taxes or $.09 per share on both a basic and diluted basis) for the second quarter and first six months of 2011, respectively.   Included in the restructuring, integration, and other charges for the second quarter and first six months of 2011 are restructuring charges of $4.3 million and $8.6 million, respectively, related to initiatives taken by the company to improve operating efficiencies, primarily related to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2011 are credits of $1.3 million and $1.4 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.2 million and $7.6 million, respectively.

The restructuring charges of $4.3 million and $8.6 million for the second quarter and first six months of 2011, respectively, primarily include personnel costs of $3.4 million and $5.5 million and facilities costs of $.7 million and $3.0 million, respectively.  The personnel costs are related to the elimination of approximately 100 positions within the global components business segment and approximately 30 positions within the global ECS business segment.  The facilities costs are related to exit activities for 10 vacated facilities in the Americas and Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

As of July 2, 2011, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Settlement of Legal Matter

During the first quarter of 2011, the company recorded a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs. This matter related to a customer dispute that originated in 1997. The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial. The company ultimately decided to settle this matter to avoid further legal expense and the burden on management's time that such a trial would entail.

Operating Income

The company recorded operating income of $248.3 million and $467.5 million in the second quarter and first six months of 2011, respectively, as compared with operating income of $189.2 million and $334.5 million in the year-earlier periods.  Included in operating income for the second quarter and first six months of 2011 were the previously discussed restructuring, integration, and other charges of $5.2 million and $14.8 million, respectively.  Also included in operating income for the first six months of 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter. Included in operating income for the second quarter and first six months of 2010 were the previously discussed restructuring, integration, and other charges of $5.6 million and $13.1 million, respectively.

Selling, general and administrative expenses increased $114.7 million, or 30.5%, in the second quarter of 2011 on a sales increase of 20.1% compared with the second quarter of 2010 and $212.9 million, or 28.7%, for the first six months of 2011 on a sales increase of 21.6% compared with the first six months of 2010.  The dollar increase in selling, general and administrative expenses for the second quarter and first six months of 2011, compared with the year-earlier periods, was primarily due to approximately $85 million and $160 million, respectively, of selling, general and administrative expenses attributable to acquisitions, in addition to the impact of a weaker U.S. dollar on the translation of the company's international financial statements, and higher selling, general and administrative expenses to support the increased sales. Selling, general and administrative expenses as a percentage of sales for the second quarters of 2011 and 2010 increased to 8.9% from 8.1%, respectively, and to 8.9% from 8.4% for the first six months of 2011 and 2010, respectively. This increase was primarily due to higher operating cost structures relating to recently acquired businesses. The financial impact of the higher operating cost structures of the recently acquired businesses was offset by their higher gross profit margins relative to the company's other businesses.

Depreciation and amortization expense increased by $8.2 million, or 46.4%, and $12.7 million, or 35.1%, for the second quarter and first six months of 2011, respectively, compared with the year-earlier periods, primarily due to acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) increased 1.9% and 2.9% in the second quarter and first six months of 2011, respectively, as compared with the year-earlier periods, on a sales increase of 2.9% and 6.3%, respectively. Pro forma for acquisitions, operating expenses as a percentage of sales for the second quarter and first six months of 2011, decreased 20 basis points and 40 basis points, respectively, compared with the year-earlier periods.

Gain on Bargain Purchase

During the first quarter of 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by Arrow was approved by Nu Horizons' shareholders. The excess of the fair value of the net assets acquired over the purchase price paid of $1.8 million ($1.1 million net of related taxes or $.01 per share on both a basic and diluted basis) was recognized as a gain on bargain purchase.

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

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by $7.2 million, or 37.1%, and $13.9 million, or 36.1%, in the second quarter and first six months of 2011, respectively, compared with the year-earlier periods, due to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $66.9 million and $126.8 million (an effective tax rate of 30.0% and 30.2%) for the second quarter and first six months of 2011, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2011 was impacted by the previously discussed restructuring, integration, and other charges, charge related to the settlement of a legal matter, and the gain on bargain purchase.  Excluding the impact of the above-mentioned items, the company's effective tax rate for the second quarter and first six months of 2011 was 30.0% and 30.2%, respectively.

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

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $156.2 million and $292.5 million in the second quarter and first six months of 2011, respectively, compared with net income attributable to shareholders of $116.2 million and $203.2 million in the year-earlier periods.  Included in net income attributable to shareholders for the second quarter and first six months of 2011 were the previously discussed restructuring, integration, and other charges of $3.6 million and $10.8 million, respectively.  Also included in net income attributable to shareholders for the first six months of 2011 was a charge of $3.6 million related to the settlement of a legal matter and a gain on bargain purchase of $1.1 million.  Included in net income attributable to shareholders for the second quarter and first six months of 2010 were the previously discussed restructuring, integration, and other charges of $4.1 million and $9.6 million, respectively. Also included in net income attributable to shareholders for both the second quarter and first six months of 2010 was the previously discussed loss on prepayment of debt of $1.0 million. Excluding the above-mentioned items, the increase in net income attributable to shareholders for the second quarter and first six months of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At July 2, 2011 and December 31, 2010, the company had cash and cash equivalents of $531.0 million and $926.3 million, respectively, of which $515.9 million and $592.2 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2011, the net amount of cash used for the company's operating activities was $144.7 million, the net amount of cash used for investing activities was $502.7 million, and the net amount of cash provided by financing activities was $242.3 million.  The effect of exchange rate changes on cash was an increase of $9.8 million.

During the first six months of 2010, the net amount of cash used for the company's operating activities was $217.5 million, the net amount of cash used for investing activities was $212.0 million, and the net amount of cash used for financing activities was $80.8 million.  The effect of exchange rate changes on cash was a decrease of $50.0 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 65.5% and 62.6% at July 2, 2011 and December 31, 2010, respectively.

The net amount of cash used for the company's operating activities during the first six months of 2011 was $144.7 million and was primarily due to a decrease in accounts payable and accrued expenses and an increase in inventories. This was offset, in part, by earnings from operations, adjusted for non-cash items, and a decrease in accounts receivable.

The net amount of cash used for the company's operating activities during the first six months of 2010 was $217.5 million and was primarily due to an increase in accounts receivable and inventory offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable.

Working capital as a percentage of sales was 14.4% in the second quarter of 2011 compared with 11.7% in the second quarter of 2010.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2011 was $502.7 million, primarily reflecting $442.3 million of cash consideration paid for acquired businesses and $60.3 million for capital expenditures. Included in capital expenditures for the first six months of 2011 is $27.7 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first six months of 2011, the company acquired Pansystem, a distributor of high-performance wire, cable, and interconnect products in Italy; Cross, a North American service provider of converged and internet protocol technologies and unified communications; Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market; and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate cash consideration of $442.3 million.

The net amount of cash used for investing activities during the first six months of 2010 was $212.0 million, primarily reflecting $172.4 million of cash consideration paid for acquired businesses and $56.6 million for capital expenditures, offset, in part, by proceeds from the sale of facilities of $17.0 million. Included in capital expenditures for the first six months of 2010 is $33.6 million related to the company's global ERP initiative.

During the first six months of 2010, the company acquired Verical, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Converge, a leading provider of reverse logistics services; and Sphinx, a United Kingdom-based value-added distributor of security and networking solutions, for aggregate cash consideration of $169.3 million. In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

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

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2011 was $242.3 million. The primary sources of cash from financing activities during the first six months of 2011 were $286.1 million of proceeds from short-term and other borrowings, $46.1 million of proceeds from the exercise of stock options, and $6.9 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash from financing activities included $96.9 million of repurchases of common stock.

The net amount of cash used for financing activities during the first six months of 2010 was $80.8 million. The primary use of cash from financing activities included $81.2 million of repurchases of common stock and a $7.8 million decrease in short-term and other borrowings. The primary sources of cash from financing activities during the first six months of 2010 were $6.4 million of proceeds from the exercise of stock options and $1.7 million related to excess tax benefits from stock-based compensation arrangements.

The company has an $800.0 million revolving credit facility with a group of banks that matures in January 2012.  Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (.425% at July 2, 2011). The facility fee related to the credit facility is .125%.  At July 2, 2011, the company had $222.5 million in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010. During the first six months of 2011 and 2010, the average daily balance outstanding under the revolving credit facility was $205.1 million and $13.2 million, respectively.

The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at July 2, 2011). The facility fee is .50%. At July 2, 2011, the company had $70.0 million in outstanding borrowings under the asset securitization program.  There were no outstanding borrowings under the asset securitization program at December 31, 2010. During the first six months of 2011 and 2010, the average daily balance outstanding under the asset securitization program was $305.6 million and $16.3 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 2, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

The company has contractual obligations for long-term debt, interest on long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.  Since December 31, 2010, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	at July 2, 2011, the company had $222.5 million in outstanding borrowings under the revolving credit facility which matures in January 2012.

•	at July 2, 2011, the company had $70.0 million in outstanding borrowings under the asset securitization program which matures in April 2012.

Share-Repurchase Program

In February 2011, the company announced its Board of Directors approved the repurchase of up to $50 million of the company's common stock through a share-repurchase program. As of July 2, 2011, the company repurchased 1,100,313 shares under this program with a market value of $50.0 million at the dates of repurchase.

On July 26, 2011, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

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

There were no significant changes during the first six months of 2011 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at July 2, 2011 and December 31, 2010 was $393.7 million and $297.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first six months of 2011, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $323.0 million and $12.4 million, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar.  Sales and operating income would decrease by approximately $355.7 million and $17.8 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2011.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At July 2, 2011, approximately 49% of the company's debt was subject to fixed rates, and 51% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first six months of 2011. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modify the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.01% and 4.37% at July 2, 2011 and December 31, 2010, respectively), through its maturity.  The swaps are classified as fair value hedges and had a fair value of $13.3 million and $14.8 million at July 2, 2011 and December 31, 2010, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million. The swaps modify the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.44% and 1.38% at July 2, 2011 and December 31, 2010, respectively), through its maturity. The swaps are classified as fair value hedges and had a fair value of $2.9 million at July 2, 2011 and a negative fair value of $.7 million at December 31, 2010.

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 2, 2011 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Add the following risk factor:

The recent earthquake and tsunami, and other collateral events, in Japan may negatively impact our supply of products or cause shortages of some components, which could have a material adverse effect on the company's business.

As a result of the effects of the earthquake and tsunami that recently occurred in Japan, including the resultant nuclear crisis, certain of the company's vendors may be unable to deliver sufficient quantities of components or deliver them in a timely manner. Further, depending on the length of these disruptions, we may need to locate alternate suppliers to fulfill our customers' needs. While it is too early to predict what impact this crisis will have, it could have a material adverse affect on the company's business.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

In February 2011, the company announced its Board of Directors approved the repurchase of up to $50 million of the company's common stock through a share-repurchase program.

On July 26, 2011, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended July 2, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 3 through April 30, 2011	305	$40.02	—	$49,748,787
May 1 through May 31, 2011	1,096,634	45.48	1,093,840	802
June 1 through July 2, 2011	13,298	44.20	—	802
Total	1,110,237		1,093,840

(1)
Includes share repurchases under the share-repurchase program and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended July 2, 2011 is 16,397 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Exhibits.

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	XBRL Taxonomy Definition Linkbase Document

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

ARROW ELECTRONICS, INC.

Date:	July 27, 2011	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer