Form 10-Q
period 2011-10-01
ARROW ELECTRONICS INC
filed 2011-10-26
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2011

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
Yes ☐   No ☒

There were 111,732,608 shares of Common Stock outstanding as of October 21, 2011.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Sales	$5,186,857	$4,657,841	$15,949,791	$13,506,514
Costs and expenses:
Cost of sales	4,475,718	4,049,047	13,745,997	11,771,311
Selling, general and administrative expenses	467,325	390,727	1,422,835	1,133,352
Depreciation and amortization	25,804	19,210	74,748	55,447
Restructuring, integration, and other charges	8,848	14,338	23,676	27,424
Settlement of legal matter	—	—	5,875	—
	4,977,695	4,473,322	15,273,131	12,987,534
Operating income	209,162	184,519	676,660	518,980
Equity in earnings of affiliated companies	2,179	1,633	4,800	4,566
Gain on bargain purchase	—	—	1,755	—
Loss on prepayment of debt	—	—	—	1,570
Interest and other financing expense, net	25,225	18,921	77,528	57,362
Income before income taxes	186,116	167,231	605,687	464,614
Provision for income taxes	53,738	48,729	180,501	142,878
Consolidated net income	132,378	118,502	425,186	321,736
Noncontrolling interests	162	—	464	(5)
Net income attributable to shareholders	$132,216	$118,502	$424,722	$321,741
Net income per share:
Basic	$1.17	$1.01	$3.70	$2.71
Diluted	$1.15	$1.00	$3.64	$2.68
Average number of shares outstanding:
Basic	113,378	116,958	114,680	118,813
Diluted	114,940	118,235	116,557	120,270

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	October 1, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$544,566	$926,321
Accounts receivable, net	4,174,050	4,102,870
Inventories	2,193,792	1,908,953
Other current assets	189,265	147,690
Total current assets	7,101,673	7,085,834
Property, plant and equipment, at cost:
Land	23,776	24,213
Buildings and improvements	143,658	136,732
Machinery and equipment	922,188	863,773
	1,089,622	1,024,718
Less: Accumulated depreciation and amortization	(538,908)	(519,178)
Property, plant and equipment, net	550,714	505,540
Investments in affiliated companies	59,095	59,455
Cost in excess of net assets of companies acquired	1,470,600	1,336,351
Other assets	686,645	613,358
Total assets	$9,868,727	$9,600,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,235,394	$3,644,988
Accrued expenses	634,554	637,045
Short-term borrowings, including current portion of long-term debt	431,635	61,210
Total current liabilities	4,301,583	4,343,243
Long-term debt	1,791,714	1,761,203
Other liabilities	238,500	244,897
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2011 and 2010
Issued - 125,382 and 125,337 shares in 2011 and 2010, respectively	125,382	125,337
Capital in excess of par value	1,070,783	1,063,461
Treasury stock (13,651 and 10,690 shares in 2011 and 2010, respectively), at cost	(437,513)	(318,494)
Retained earnings	2,598,869	2,174,147
Foreign currency translation adjustment	187,633	207,914
Other	(14,626)	(1,170)
Total shareholders' equity	3,530,528	3,251,195
Noncontrolling interests	6,402	—
Total equity	3,536,930	3,251,195
Total liabilities and equity	$9,868,727	$9,600,538

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2011	October 2, 2010
Cash flows from operating activities:
Consolidated net income	$425,186	$321,736
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	74,748	55,447
Amortization of stock-based compensation	30,280	24,992
Amortization of deferred financing costs and discount on notes	2,332	1,686
Equity in earnings of affiliated companies	(4,800)	(4,566)
Deferred income taxes	(478)	29,027
Restructuring, integration, and other charges	16,831	19,146
Settlement of legal matter	3,609	—
Gain on bargain purchase	(1,078)	—
Loss on prepayment of debt	—	964
Excess tax benefits from stock-based compensation arrangements	(7,521)	(1,740)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	136,451	(351,362)
Inventories	(109,633)	(595,588)
Accounts payable	(508,391)	243,797
Accrued expenses	(63,481)	89,250
Other assets and liabilities	(19,676)	(74,058)
Net cash used for operating activities	(25,621)	(241,269)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(523,330)	(460,001)
Acquisition of property, plant and equipment	(88,267)	(83,373)
Proceeds from sale of properties	—	16,971
Net cash used for investing activities	(611,597)	(526,403)
Cash flows from financing activities:
Change in short-term and other borrowings	391,844	(902)
Proceeds from long-term bank borrowings, net	197,000	360,400
Repayment of bank term loan	(200,000)	—
Repayment of senior notes	—	(69,545)
Proceeds from exercise of stock options	46,618	3,196
Excess tax benefits from stock-based compensation arrangements	7,521	1,740
Repurchases of common stock	(196,802)	(131,266)
Net cash provided by financing activities	246,181	163,623
Effect of exchange rate changes on cash	9,282	(23,234)
Net decrease in cash and cash equivalents	(381,755)	(627,283)
Cash and cash equivalents at beginning of period	926,321	1,137,007
Cash and cash equivalents at end of period	$544,566	$509,724

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended July 2, 2011 and April 2, 2011, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2010, as filed in the company's Annual Report on Form 10-K.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Under either method, an entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in this standard do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 will not have a material impact on the company's consolidated financial position or results of operations.

In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment" ("ASU No. 2011-08"), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The company is currently evaluating the impact of adopting the provisions of ASU No. 2011-08.

Note C – Acquisitions

In June 2011, the company announced an agreement to acquire all the assets and operations of the distribution business of Seed International Ltd. ("Seed"). Seed is a value-added distributor of embedded products with 14 offices across China. Seed is primarily focused on Texas Instruments products, and is a technical service provider with digital signal processor specialization. Seed is headquartered in Beijing, China, and has approximately 200 employees, including 100 value-added engineers. Seed's annual sales were approximately $90,000. The acquisition is subject to customary regulatory approval and is expected to close during the fourth quarter of 2011.

The results of operations of the following acquisitions were included in the company's consolidated results from their respective dates of acquisition:

2011 Acquisitions

On March 1, 2011, the company acquired all the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $235,973. Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market, with approximately 400 employees. Richardson RFPD's product set includes devices for infrastructure and wireless networks, power management and alternative energy markets.

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

The fair value of the net assets acquired, including identifiable intangible assets, relating to the Nu Horizons acquisition was approximately $162,880, which exceeds the purchase price discussed above of $161,125. Accordingly, the company recognized the excess of the fair value of the net assets acquired over purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase. Prior to recognizing the gain, the company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The company believes it was able to acquire Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by the company was approved by Nu Horizons' shareholders. The company continues to evaluate the purchase price allocation and may be required to adjust the recorded gain.

Since the dates of the acquisitions, Richardson RFPD and Nu Horizons' sales for the third quarter and first nine months of 2011 of $231,738 and $661,134, respectively, were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first nine months of 2011, the company also acquired Pansystem S.r.l. ("Pansystem"), a distributor of high-performance wire, cable and interconnect products in Italy; Cross Telecom Corporation ("Cross"), a North American service provider of converged and internet protocol technologies and unified communications; the North American IT consulting and professional services division of InScope International, Inc. and INSI Technology Innovation, Inc. (collectively "InScope"), a provider of managed services, enterprise storage management, IT virtualization, disaster recovery, data center migration and consolidation, and cloud computing services; LWP GmbH, ("LWP"), a value-added distributor of computing solutions and services in Germany; and Chip One Stop, Inc. ("C1S"), a supplier of electronic components to design engineers throughout Japan. The impact of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the Richardson RFPD, Nu Horizons, Pansystem, Cross, InScope, LWP, and C1S acquisitions occurred on January 1:

	Quarter Ended		Nine Months Ended
	October 1, 2011		October 1, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,186,857	$5,200,002	$15,949,791	$16,114,096
Net income attributable to shareholders	132,216	132,128	424,722	428,486
Net income per share:
Basic	$1.17	$1.17	$3.70	$3.74
Diluted	$1.15	$1.15	$3.64	$3.68

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the Richardson RFPD, Nu Horizons, Pansystem, Cross, InScope, LWP, C1S, Intechra, Shared, Converge, Verical, Sphinx, Transim, Eshel, and Diasa acquisitions occurred on January 1:

	Quarter Ended		Nine Months Ended
	October 2, 2010		October 2, 2010
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$4,657,841	$5,077,977	$13,506,514	$15,025,717
Net income attributable to shareholders	118,502	126,422	321,741	346,620
Net income per share:
Basic	$1.01	$1.08	$2.71	$2.92
Diluted	$1.00	$1.07	$2.68	$2.88

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

Amortization expense related to identifiable intangible assets was $9,268 and $25,431 for the third quarter and first nine months of 2011 and $5,342 and $14,636 for the third quarter and first nine months of 2010, respectively.

In March 2010, the company made a payment of $3,060 to increase its ownership in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

Note D – Cost in Excess of Net Assets of Companies Acquired

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
December 31, 2010	$670,871	$665,480	$1,336,351
Acquisitions	84,893	50,685	135,578
Other (primarily foreign currency translation)	(1,407)	78	(1,329)
October 1, 2011	$754,357	$716,243	$1,470,600

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired.  The company tests goodwill for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

During the third quarter of 2011, due to a temporary decline in the company's market capitalization below the company's carrying value of its net assets, the company performed an interim impairment test of goodwill. The first step of the impairment test requires the identification of the company's reporting units and comparison of the fair values of each of these reporting units to their respective carrying values. Based upon the results of this step-one analysis, no indicators of impairment existed as the fair values of each of the company's reporting units were higher than their carrying values and, therefore, a step-two analysis was not required. For purposes of this analysis, the company estimated the fair value for each reporting unit utilizing a discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Subsequently, the company's market capitalization recovered such that it was in excess of the carrying value of its net assets.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the third quarter of 2011, the company also tested indefinite-lived intangible assets for impairment by comparing the fair value of these assets to their respective carrying values. Based upon the results of such tests, the company's indefinite-lived intangible assets were not impaired.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	October 1, 2011	December 31, 2010
Marubun/Arrow	$44,421	$41,971
Altech Industries	14,674	17,484
	$59,095	$59,455

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Marubun/Arrow	$1,686	$1,262	$3,678	$3,739
Altech Industries	493	371	1,122	827
	$2,179	$1,633	$4,800	$4,566

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At October 1, 2011, the company's pro-rata share of this debt was approximately $12,450. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	October 1, 2011	December 31, 2010
Accounts receivable	$4,223,027	$4,140,868
Allowances for doubtful accounts	(48,977)	(37,998)
Accounts receivable, net	$4,174,050	$4,102,870

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	October 1, 2011	December 31, 2010
Asset securitization program	$400,000	$—
Short-term borrowings in various countries	31,635	61,210
	$431,635	$61,210

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at October 1, 2011 and December 31, 2010 were 3.7% and 1.9%, respectively.

Long-term debt consists of the following:

	October 1, 2011	December 31, 2010
Revolving credit facility	$197,000	$—
Bank term loan, due 2012	—	200,000
6.875% senior notes, due 2013	362,086	349,833
3.375% notes, due 2015	261,143	249,155
6.875% senior debentures, due 2018	198,607	198,450
6.00% notes, due 2020	299,925	299,918
5.125% notes, due 2021	249,258	249,199
7.5% senior debentures, due 2027	197,855	197,750
Interest rate swaps designated as fair value hedges	—	14,082
Other obligations with various interest rates and due dates	25,840	2,816
	$1,791,714	$1,761,203

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	October 1, 2011	December 31, 2010
6.875% senior notes, due 2013	$371,000	$385,000
3.375% notes, due 2015	255,000	243,000
6.875% senior debentures, due 2018	218,000	218,000
6.00% notes, due 2020	321,000	306,000
5.125% notes, due 2021	247,500	238,000
7.5% senior debentures, due 2027	232,000	204,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

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

During the third quarter of 2010, the company repaid the $69,545 principal amount of its 9.15% senior notes upon maturity.

In August 2011, the company entered into a $1,200,000 revolving credit facility, maturing in August 2016. This new facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as backup for a commercial paper program, as applicable. This agreement replaces the company's $800,000 revolving credit facility which was scheduled to expire in January 2012. The company also had a $200,000 term loan which was due in January 2012. The company repaid the term loan in full in August 2011. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at October 1, 2011). The facility fee related to the revolving credit facility is .225%.  At October 1, 2011, the company had $197,000 in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010.

The company has a $600,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at October 1, 2011).  The facility fee is .50%.

At October 1, 2011, there was $400,000 outstanding under the asset securitization program, which was included in "Short-term borrowings, including current portion of long-term debt" in the accompanying consolidated balance sheet, and total collateralized accounts receivable of approximately $1,322,721 were held by AFC and were included in "Accounts receivable, net" in the accompanying consolidated balance sheet. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program. There were no outstanding borrowings under the asset securitization program at December 31, 2010.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 1, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $2,224 and $5,003 for the third quarter and first nine months of 2011 and $1,635 and $3,255 for the third quarter and first nine months of 2010, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets/(liabilities) measured at fair value on a recurring basis at October 1, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$99,064	$—	$—	$99,064
Available-for-sale securities	46,181	—	—	46,181
Interest rate swaps	—	(287)	—	(287)
Foreign exchange contracts	—	280	—	280
	$145,245	$(7)	$—	$145,238

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$254,296	$282,900	$—	$537,196
Available-for-sale securities	68,746	—	—	68,746
Interest rate swaps	—	14,082	—	14,082
Foreign exchange contracts	—	(494)	—	(494)
	$323,042	$296,488	$—	$619,530

Available-For-Sale Securities

The company has a 2.0% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	October 1, 2011		December 31, 2010
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	(146)	25,513	3,726	44,206
Fair value	$9,870	$36,311	$13,742	$55,004

The company concluded that the decline in its Marubun investment is temporary and, accordingly, has not recognized a loss in the consolidated statements of operations. In making this determination, the company considered its intent and ability to hold the investment until the cost is recovered, the financial condition and near-term prospects of Marubun, the magnitude of the loss compared to the investment's cost, and publicly available information about the industry and geographic region in which Marubun operates. In addition, the fair value of the Marubun investment has been below the cost basis for less than twelve months.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	October 1, 2011	December 31, 2010
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$—	$14,756
Interest rate swaps designated as fair value hedges	Other liabilities	—	(674)
Interest rate swaps designated as cash flow hedges	Other liabilities	(287)	—
Foreign exchange contracts designated as cash flow hedges	Other current assets	120	271
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(541)	(177)
Total derivative instruments designated as hedging instruments		(708)	14,176
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	4,396	1,778
Foreign exchange contracts	Accrued expenses	(3,695)	(2,366)
Total derivative instruments not designated as hedging instruments		701	(588)
Total		$(7)	$13,588

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain/(Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$510	$(4,608)	$(2,667)	$(1,171)
Total	$510	$(4,608)	$(2,667)	$(1,171)

	Quarter Ended October 1, 2011			Nine Months Ended October 1, 2011
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income
Cash Flow Hedges:
Foreign exchange contracts (b)	$(1,150)	$(116)	$—	$(435)	$(77)	$—
Interest rate swaps (c)	(287)	—	—	(287)	—	—
Total	$(1,437)	$(116)	$—	$(722)	$(77)	$—

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Quarter Ended October 2, 2010			Nine Months Ended October 2, 2010
	Effective Portion		Ineffective Portion	Effective Portion		Ineffective Portion
	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income	Gain/(Loss) Recognized in Other Comprehensive Income	Gain/(Loss) Reclassified into Income	Gain/(Loss) Recognized in Income
Cash Flow Hedges:
Foreign exchange contracts (b)	$1,257	$83	$—	$637	$(7)	$—
Total	$1,257	$83	$—	$637	$(7)	$—
Net Investment Hedges:
Cross-currency swaps (c)	$—	$—	$—	$52,158	$—	$(91)
Total	$—	$—	$—	$52,158	$—	$(91)

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the accompanying consolidated statements of operations.

(b)	Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income are recorded in "Cost of sales" in the company's consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain/(loss) reclassified or recognized in income are recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% at December 31, 2010), through its maturity.  The swaps were classified as fair value hedges and had a fair value of $14,756 at December 31, 2010. In September 2011, $275,000 notional amount of the interest rate swap agreements were terminated for proceeds of $12,203, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity. The swaps were classified as fair value hedges and had a negative fair value of $674 at December 31, 2010. In September 2011, $250,000 notional amount of the interest rate swap agreements were terminated for proceeds of $11,856, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.6255% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $287 at October 1, 2011.

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

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at October 1, 2011 and December 31, 2010 was $370,601 and $297,868, respectively.

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

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2011 and 2010, the company recorded restructuring, integration, and other charges of $8,848 ($6,048 net of related taxes or $.05 per share on both a basic and diluted basis) and $14,338 ($9,506 net of related taxes or $.08 per share on both a basic and diluted basis), respectively.

During the first nine months of 2011 and 2010, the company recorded restructuring, integration, and other charges of $23,676 ($16,831 net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) and $27,424 ($19,146 net of related taxes or $.16 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Restructuring charges - current period actions	$6,065	$8,432	$14,697	$19,419
Restructuring and integration charges (credits) - actions taken in prior periods	12	314	(1,354)	1,407
Acquisition-related expenses	2,771	5,592	10,333	6,598
	$8,848	$14,338	$23,676	$27,424

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $14,697 and activity in the related restructuring accrual for the first nine months of 2011:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$10,943	$3,240	$514	$14,697
Payments	(5,915)	(1,009)	(447)	(7,371)
Foreign currency translation	7	—	—	7
October 1, 2011	$5,035	$2,231	$67	$7,333

The restructuring charge of $14,697 for the first nine months of 2011 primarily includes personnel costs of $10,943 and facilities costs of $3,240.  The personnel costs are related to the elimination of approximately 160 positions within the global ECS business segment and approximately 140 positions within the global components business segment. The facilities costs are related to exit activities for 10 vacated facilities in the Americas and Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency, primarily related to the integration of recently acquired businesses.

2010 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first nine months of 2011 related to the 2010 restructuring:

	Personnel Costs	Facilities	Other	Total
December 31, 2010	$2,084	$1,322	$974	$4,380
Restructuring charge (credit)	13	434	(21)	426
Payments	(1,849)	(1,130)	(1,010)	(3,989)
Foreign currency translation	47	(16)	57	88
October 1, 2011	$295	$610	$—	$905

Restructuring and Integration Accruals Related to Actions Taken Prior to 2010

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2011 related to restructuring and integration actions taken prior to 2010:

	Personnel Costs	Facilities	Other	Total
December 31, 2010	$2,020	$6,237	$1,410	$9,667
Restructuring and integration credits	(517)	(1,162)	(101)	(1,780)
Payments	(818)	(2,061)	—	(2,879)
Foreign currency translation	23	104	—	127
October 1, 2011	$708	$3,118	$1,309	$5,135

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $13,373 at October 1, 2011, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $6,038 to cover the termination of personnel are primarily expected to be spent within one year.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

•
The accruals for facilities totaling $5,959 relate to vacated leased properties that have scheduled payments of $925 in 2011, $2,500 in 2012, $1,272 in 2013, $509 in 2014, $364 in 2015, and $389 thereafter.

•	Other accruals of $1,376 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges are acquisition-related expenses of $2,771 and $10,333 for the third quarter and first nine months of 2011 and $5,592 and $6,598 for the third quarter and first nine months of 2010, respectively, primarily consisting of professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Net income attributable to shareholders	$132,216	$118,502	$424,722	$321,741
Weighted average shares outstanding - basic	113,378	116,958	114,680	118,813
Net effect of various dilutive stock-based compensation awards	1,562	1,277	1,877	1,457
Weighted average shares outstanding - diluted	114,940	118,235	116,557	120,270
Net income per share:
Basic	$1.17	$1.01	$3.70	$2.71
Diluted (a)	$1.15	$1.00	$3.64	$2.68

(a)
Stock-based compensation awards for the issuance of 1,815 and 1,017 shares for the third quarter and first nine months of 2011 and 4,455 and 3,281 shares for the third quarter and first nine months of 2010, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Consolidated net income	$132,378	$118,502	$425,186	$321,736
Foreign currency translation adjustments (a)	(133,806)	131,040	(20,281)	(405)
Other (b)	(8,719)	6,867	(13,456)	6,947
Comprehensive income (loss)	(10,147)	256,409	391,449	328,278
Comprehensive income attributable to noncontrolling interests	138	—	440	—
Comprehensive income (loss) attributable to shareholders	$(10,285)	$256,409	$391,009	$328,278

(a)	The foreign currency translation adjustments have not been tax effected as investments in international affiliates are deemed to be permanent.

(b)	Other includes unrealized gains or losses on securities and other employee benefit plan items. Each of these items is net of related taxes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

In February 2011, the company announced its Board of Directors (the "Board") approved the repurchase of up to $50,000 of the company's common stock through a share-repurchase program.  In July 2011, the company's Board approved an additional repurchase of up to $100,000 of the company's common stock. As of October 1, 2011, the company repurchased 4,345,841 shares under these plans with a market value of $149,699 at the dates of repurchase.

On October 24, 2011, the Board approved an additional repurchase of up to $150,000 of the company's common stock.

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Components of net periodic benefit costs:
Service cost	$381	$411	$1,143	$1,233
Interest cost	2,274	2,248	6,822	6,744
Expected return on plan assets	(1,656)	(1,498)	(4,968)	(4,494)
Amortization of unrecognized net loss	858	967	2,574	2,901
Amortization of prior service cost	11	20	33	60
Amortization of transition obligation	—	7	—	21
Net periodic benefit costs	$1,868	$2,155	$5,604	$6,465

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

Environmental Matters - Huntsville

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $3,000 was spent to date. The pace of the ongoing remedial investigations, project management and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $30,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight will range from $200 to $300. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $250 to $500.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $11,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $12,500 to $24,250.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the consent decree is not yet known, and, accordingly, the associated costs have yet to be determined.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $4,003 during 2011 to $48,206. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Sales:
Global components	$3,648,858	$3,437,632	$11,410,789	$9,824,670
Global ECS	1,537,999	1,220,209	4,539,002	3,681,844
Consolidated	$5,186,857	$4,657,841	$15,949,791	$13,506,514
Operating income (loss):
Global components	$194,178	$196,803	$647,094	$533,405
Global ECS	53,710	35,479	156,480	102,415
Corporate (a)	(38,726)	(47,763)	(126,914)	(116,840)
Consolidated	$209,162	$184,519	$676,660	$518,980

(a)
Includes restructuring, integration, and other charges of $8,848 and $23,676 for the third quarter and first nine months of 2011 and $14,338 and $27,424 for the third quarter and first nine months of 2010, respectively. Also included in the first nine months of 2011 is a charge of $5,875 related to the settlement of a legal matter.

Total assets, by segment, are as follows:

	October 1, 2011	December 31, 2010
Global components	$6,882,169	$5,862,386
Global ECS	2,406,890	2,836,006
Corporate	579,668	902,146
Consolidated	$9,868,727	$9,600,538

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2011	October 2, 2010	October 1, 2011	October 2, 2010
Americas (b)	$2,577,865	$2,278,632	$7,698,152	$6,424,651
EMEA (c)	1,630,990	1,364,472	5,239,577	4,009,187
Asia/Pacific	978,002	1,014,737	3,012,062	3,072,676
Consolidated	$5,186,857	$4,657,841	$15,949,791	$13,506,514

(b)
Includes sales related to the United States of $2,376,928 and $7,057,773 for the third quarter and first nine months of 2011 and $2,078,575 and $5,798,499 for the third quarter and first nine months of 2010, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant and equipment, by geographic area, is as follows:

	October 1, 2011	December 31, 2010
Americas (d)	$473,630	$431,066
EMEA	57,573	55,607
Asia/Pacific	19,511	18,867
Consolidated	$550,714	$505,540

(d)	Includes net property, plant and equipment related to the United States of $472,548 and $429,922 at October 1, 2011 and December 31, 2010, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first nine months of 2011, approximately 72% of the company's sales were from the global components business segment, and approximately 28% of the company's sales were from the global ECS business segment.

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

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $236.0 million. On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161.1 million, which included cash acquired of $18.1 million and debt paid at closing of $26.4 million. On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra") for a purchase price of $101.1 million, which included cash acquired of $.1 million. On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252.8 million, which included debt paid at closing of $61.9 million. On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge") for a purchase price of $138.4 million, which included cash acquired of $4.8 million and debt paid at closing of $27.5 million.

During the first nine months of 2011, the company also acquired Pansystem S.r.l. ("Pansystem"), Cross Telecom Corporation ("Cross"), the North American IT consulting and professional services division of InScope International, Inc. and INSI Technology Innovation, Inc. (collectively "InScope"), LWP GmbH ("LWP"), and Chip One Stop, Inc. ("C1S"). During 2010, the company also acquired Verical Incorporated ("Verical"), Sphinx Group Limited ("Sphinx"), Transim Technology Corporation ("Transim"), Eshel Technology Group, Inc. ("Eshel"), and Diasa Informática, S.A. ("Diasa"). The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

Results of operations of Richardson RFPD, Nu Horizons, Pansystem, C1S, Intechra, Converge, Verical, Transim, and Eshel are included within the company's global components business segment and the results of operations of Shared, Cross, InScope, LWP, Sphinx, and Diasa are included within the company's global ECS business segment.

Consolidated sales for the third quarter of 2011 increased by 11.4%, compared with the year-earlier period, due to an 6.1% increase in the global components business segment sales and a 26.0% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $169.0 million for the third quarter of 2011, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales decreased by .9% for the third quarter of 2011.

Net income attributable to shareholders increased to $132.2 million in the third quarter of 2011, compared with net income attributable to shareholders of $118.5 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Third quarter of 2011 and 2010:

•	restructuring, integration, and other charges of $8.8 million ($6.0 million net of related taxes) in 2011 and $14.3 million ($9.5 million net of related taxes) in 2010.

First nine months of 2011 and 2010:

•	restructuring, integration, and other charges of $23.7 million ($16.8 million net of related taxes) in 2011 and $27.4 million ($19.1 million net of related taxes) in 2010;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011;

•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011; and

•	a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes) in 2010.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for the third quarter of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	October 1, 2011	October 2, 2010	% Change
Third Quarter Ended:
Global components	$3,649	$3,438	6.1%
Global ECS	1,538	1,220	26.0%
Consolidated	$5,187	$4,658	11.4%

Nine Months Ended:
Global components	$11,411	$9,825	16.1%
Global ECS	4,539	3,682	23.3%
Consolidated	$15,950	$13,507	18.1%

Consolidated sales for the third quarter and first nine months of 2011 increased by $529.0 million, or 11.4%, and $2.44 billion, or 18.1%, respectively, compared with the year-earlier periods. The increase for the third quarter and first nine months of 2011 was driven by an increase in the global components business segment sales of $211.2 million, or 6.1%, and $1.59 billion, or 16.1%, respectively, and an increase in the global ECS business segment sales of $317.8 million, or 26.0%, and $857.2 million, or 23.3%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $169.0 million and $492.0 million for the third quarter and first nine months of 2011, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales decreased by .9% and increased by 3.8% for the third quarter and first nine months of 2011, respectively.

The growth in the global components business segment for the third quarter of 2011 was primarily driven by increased demand for the company's products in the EMEA region (defined as Europe, the Middle East, and Africa), as well as the impact of acquisitions. Pro forma for acquisitions, the sales increase for the third quarter of 2011 in EMEA was 9.3%, offset by a sales decrease due to a softening of demand in the Americas region and the Asia/Pacific region of 4.1% and 11.2% , respectively. The growth in the global components business segment for the first nine months of 2011 was primarily driven by increased demand for the company's products in the EMEA region and the Americas region, as well as the impact of acquisitions. Pro forma for acquisitions, the sales increase for the first nine months of 2011 in EMEA and the Americas was 24.5% and 3.5%, respectively, offset by a sales decrease in the Asia/Pacific region of 9.6%. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales decreased by 5.8% and increased by 1.7% for the third quarter and first nine months of 2011, respectively.

In the global ECS business segment, the sales for the third quarter and first nine months of 2011 increased due to higher demand for products in both North America and EMEA.  The increase in sales for the third quarter and first nine months of 2011 was due to growth in storage, software, services, industry standard servers, and proprietary servers. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 13.0% and 9.6% for the third quarter and first nine months of 2011, respectively.

Gross Profit

The company recorded gross profit of $711.1 million and $2.20 billion in the third quarter and first nine months of 2011, respectively, compared with $608.8 million and $1.74 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 11.4% and 18.1% increase in sales during the third quarter and first nine months of 2011, respectively. The gross profit margin for the third quarter of 2011 increased by approximately 60 basis points compared with the year-earlier period due primarily to higher margins attributable to recent acquisitions. The gross profit margin for the first nine months of 2011 increased by approximately 100 basis points compared with the year-earlier period due primarily to higher margins attributable to recent acquisitions, improved pricing, and a favorable mix towards higher profit margin products in both the global components and global ECS businesses. Excluding the impact of foreign currency and pro forma for acquisitions, gross profit margins were flat and increased approximately 30 basis points, respectively, for the third quarter and first nine months of 2011.

Restructuring, Integration, and Other Charges

2011 Charges

The company recorded restructuring, integration, and other charges of $8.8 million ($6.0 million net of related taxes or $.05 per share on both a basic and diluted basis) and $23.7 million ($16.8 million net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) for the third quarter and first nine months of 2011, respectively.   Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2011 are restructuring charges of $6.1 million and $14.7 million, respectively, related to initiatives taken by the company to improve operating efficiencies, primarily related to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for first nine months of 2011 is a credit of $1.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.8 million and $10.3 million for the third quarter and first nine months of 2011, respectively.

The restructuring charges of $6.1 million and $14.7 million for the third quarter and first nine months of 2011, respectively, primarily include personnel costs of $5.5 million and $10.9 million and facilities costs of $.3 million and $3.2 million, respectively.  The personnel costs are related to the elimination of approximately 160 positions within the global ECS business segment and approximately 140 positions within the global components business segment. The facilities costs are related to exit activities for 10 vacated facilities in the Americas and Europe due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

As of October 1, 2011, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

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

Operating Income

The company recorded operating income of $209.2 million, or 4.0% of sales, and $676.7 million, or 4.2% of sales, in the third quarter and first nine months of 2011, respectively, as compared with operating income of $184.5 million, or 4.0% of sales, and $519.0 million, or 3.8% of sales, in the year-earlier periods.  Included in operating income for the third quarter and first nine months of 2011 were the previously discussed restructuring, integration, and other charges of $8.8 million and $23.7 million, respectively.  Also included in operating income for the first nine months of 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter. Included in operating income for the third quarter and first nine months of 2010 were the previously discussed restructuring, integration, and other charges of $14.3 million and $27.4 million, respectively.

Selling, general and administrative expenses increased $76.6 million, or 19.6%, in the third quarter of 2011 on a sales increase of 11.4% compared with the third quarter of 2010 and $289.5 million, or 25.5%, for the first nine months of 2011 on a sales increase of 18.1% compared with the first nine months of 2010.  The increase in selling, general and administrative expenses in excess of the sales increase for both the third quarter and first nine months of 2011 was driven by certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses and was offset by higher gross profit margins for those businesses. Selling, general and administrative expenses as a percentage of sales for the third quarters of 2011 and 2010 increased to 9.0% from 8.4%, respectively, and to 8.9% from 8.4% for the first nine months of 2011 and 2010, respectively.

Depreciation and amortization expense increased by $6.6 million, or 34.3%, and $19.3 million, or 34.8%, for the third quarter and first nine months of 2011, respectively, compared with the year-earlier periods, primarily due to acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) for the third quarter of 2011 decreased 1.2% on a sales decrease of .9%, as compared with the year-earlier period. Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses for the first nine months of 2011 increased 1.6% on a sales increase of 3.8%, as compared with the year-earlier period, due to the company's ability to efficiently manage operating costs.

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

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by $6.3 million, or 33.3%, and $20.2 million, or 35.2%, in the third quarter and first nine months of 2011, respectively, compared with the year-earlier periods, due primarily to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $53.7 million and $180.5 million (an effective tax rate of 28.9% and 29.8%) for the third quarter and first nine months of 2011, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2011 was impacted by the previously discussed restructuring, integration, and other charges, charge related to the settlement of a legal matter, and the gain on bargain purchase.  Excluding the impact of the above-mentioned items, the company's effective tax rate for the third quarter and first nine months of 2011 was 29.0% and 29.8%, respectively.

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

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $132.2 million and $424.7 million in the third quarter and first nine months of 2011, respectively, compared with net income attributable to shareholders of $118.5 million and $321.7 million in the year-earlier periods.  Included in net income attributable to shareholders for the third quarter and first nine months of 2011 were the previously discussed restructuring, integration, and other charges of $6.0 million and $16.8 million, respectively.  Also included in net income attributable to shareholders for the first nine months of 2011 was a charge of $3.6 million related to the settlement of a legal matter and a gain on bargain purchase of $1.1 million.  Included in net income attributable to shareholders for the third quarter and first nine months of 2010 were the previously discussed restructuring, integration, and other charges of $9.5 million and $19.1 million, respectively. Also included in net income attributable to shareholders for the first nine months of 2010 was the previously discussed loss on prepayment of debt of $1.0 million. Excluding the above-mentioned items, the increase in net income attributable to shareholders for the third quarter and first nine months of 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At October 1, 2011 and December 31, 2010, the company had cash and cash equivalents of $544.6 million and $926.3 million, respectively, of which $526.1 million and $592.2 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2011, the net amount of cash used for the company's operating activities was $25.6 million, the net amount of cash used for investing activities was $611.6 million, and the net amount of cash provided by financing activities was $246.2 million.  The effect of exchange rate changes on cash was an increase of $9.3 million.

During the first nine months of 2010, the net amount of cash used for the company's operating activities was $241.3 million, the net amount of cash used for investing activities was $526.4 million, and the net amount of cash provided by financing activities was $163.6 million.  The effect of exchange rate changes on cash was a decrease of $23.2 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.5% and 62.6% at October 1, 2011 and December 31, 2010, respectively.

The net amount of cash used for the company's operating activities during the first nine months of 2011 was $25.6 million and was primarily due to a decrease in accounts payable and accrued expenses and an increase in inventories. This was offset, in part, by earnings from operations, adjusted for non-cash items, and a decrease in accounts receivable.

The net amount of cash used for the company's operating activities during the first nine months of 2010 was $241.3 million and was primarily due to an increase in accounts receivable and inventory offset, in part, by earnings from operations, adjusted for non-cash items, and an increase in accounts payable and accrued expenses.

Working capital as a percentage of sales was 15.1% in the third quarter of 2011 compared with 13.7% in the third quarter of 2010.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2011 was $611.6 million, primarily reflecting $523.3 million of cash consideration paid for acquired businesses and $88.3 million for capital expenditures. Included in capital expenditures for the first nine months of 2011 is $43.7 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first nine months of 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market; Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions; Pansystem, a distributor of high-performance wire, cable, and interconnect products in Italy; Cross, a North American service provider of converged and internet protocol technologies and unified communications; InScope, a provider of managed services, enterprise storage management, IT virtualization, disaster recovery, data center migration and consolidation, and cloud computing services;
LWP, a value-added distributor of computing solutions and services in Germany; and C1S, a supplier of electronic components to design engineers throughout Japan, for aggregate cash consideration of $523.3 million.

The net amount of cash used for investing activities during the first nine months of 2010 was $526.4 million, primarily reflecting $460.0 million of cash consideration paid for acquired businesses and $83.4 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $17.0 million. Included in capital expenditures for the first nine months of 2010 is $46.1 million related to the company's global ERP initiative.

During the first nine months of 2010, the company acquired Shared, a leading North American unified communications and managed services provider; Converge, a leading provider of reverse logistics services; Verical, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx, a United Kingdom-based value-added distributor of security and networking solutions; and Transim, a leading service provider of online component design and engineering solutions for technology manufacturers, for aggregate cash consideration of $456.9 million. In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2011, the estimated cash flow impact of this initiative is expected to be in the $50 to $60 million range with the impact remaining flat in 2012. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2011 was $246.2 million. The primary sources of cash from financing activities during the first nine months of 2011 were $391.8 million of proceeds from short-term and other borrowings, $197.0 million of proceeds from long-term bank borrowings, $46.6 million of proceeds from the exercise of stock options, and $7.5 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash from financing activities included a $200.0 million repayment of bank term loan and $196.8 million of repurchases of common stock.

The net amount of cash provided by financing activities during the first nine months of 2010 was $163.6 million. The primary sources of cash from financing activities during the first nine months of 2010 were $360.4 million of proceeds from long-term bank borrowings, $3.2 million of proceeds from the exercise of stock options, and $1.7 million related to excess tax benefits from stock-based compensation arrangements. The primary use of cash for financing activities included $131.3 million of repurchases of common stock, a $69.5 million repayment of senior notes, and a $.9 million decrease in short-term and other borrowings.

In August 2011, the company entered into a $1,200.0 million revolving credit facility, maturing in August 2016. This new facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as backup for a commercial paper program, as applicable. This agreement replaces the company's $800.0 million revolving credit facility which was scheduled to expire in January 2012. The company also had a $200.0 million term loan which was due in January 2012. The company repaid the term loan in full in August 2011. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at October 1, 2011). The facility fee related to the revolving credit facility is .225%.  At October 1, 2011, the company had $197.0 million in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010. During the first nine months of 2011 and 2010, the average daily balance outstanding under the revolving credit facility was $244.8 million and $87.3 million, respectively.

The company has a $600.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries which expires in April 2012. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.50% at October 1, 2011). The facility fee is .50%. At October 1, 2011, the company had $400.0 million in outstanding borrowings under the asset securitization program.  There were no outstanding borrowings under the asset securitization program at December 31, 2010. During the first nine months of 2011 and 2010, the average daily balance outstanding under the asset securitization program was $361.1 million and $56.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 1, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.  Since December 31, 2010, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	in August 2011, the company repaid a $200.0 million bank term loan which had an original maturity date of January 2012;

•	at October 1, 2011, the company had $197.0 million in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•	at October 1, 2011, the company had $400.0 million in outstanding borrowings under the asset securitization program which matures in April 2012.

Share-Repurchase Program

In February 2011, the company announced its Board of Directors (the "Board") approved the repurchase of up to $50 million of the company's common stock through a share-repurchase program. In July 2011, the company's Board approved an additional repurchase of up to $100 million of the company's common stock. As of October 1, 2011, the company repurchased 4,345,841 shares under these plans with a market value of $149.7 million at the dates of repurchase.

On October 24, 2011, the Board approved an additional repurchase of up to $150 million of the company's common stock.

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

There were no significant changes during the first nine months of 2011 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2010.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2010, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at October 1, 2011 and December 31, 2010 was $370.6 million and $297.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first nine months of 2011, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $492.0 million and $18.6 million, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar.  Sales and operating income would decrease by approximately $524.5 million and $24.7 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2011.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At October 1, 2011, approximately 72% of the company's debt was subject to fixed rates, and 28% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first nine months of 2011. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% at December 31, 2010), through its maturity.  The swaps were classified as fair value hedges and had a fair value of $14.8 million at December 31, 2010. In September 2011, $275.0 million notional amount of the interest rate swap agreements were terminated for proceeds of $12.2 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity. The swaps were classified as fair value hedges and had a negative fair value of $.7 million at December 31, 2010. In September 2011, $250.0 million notional amount of the interest rate swap agreements were terminated for proceeds of $11.9 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.6255% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $.3 million at October 1, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of October 1, 2011 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In February 2011, the company announced its Board of Directors approved the repurchase of up to $50 million of the company's common stock through a share-repurchase program. In July 2011, the company's Board of Directors approved an additional repurchase of up to $100 million of the company's common stock.

On October 24, 2011, the company's Board of Directors approved an additional repurchase of up to $150 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended October 1, 2011:

Month	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 3 through July 31, 2011	3,680	$37.29	—	$100,000,802
August 1 through August 31, 2011	3,246,164	30.72	3,245,528	300,608
September 1 through October 1, 2011	2,803	29.48	—	300,608
Total	3,252,647		3,245,528

(1)
Includes share repurchases under the share-repurchase program and those associated with shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.

(2)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended October 1, 2011 is 7,119 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

10(a)
Five-Year Credit Agreement, dated as of August 19, 2011, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agents.

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

ARROW ELECTRONICS, INC.

Date:	October 26, 2011	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer