Form 10-K
period 2011-12-31
ARROW ELECTRONICS INC
filed 2012-02-01
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7459 S. Lima Street, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)
(303) 824-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $4,724,372,296.

There were 111,897,822 shares of Common Stock outstanding as of January 27, 2012.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 4, 2012 is incorporated by reference in Part III to the extent described therein.

PART I

Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. Serving its industrial and commercial customers as a supply chain partner, the company offers both a wide spectrum of products and a broad range of services and solutions, including materials planning, new product design services, programming and assembly services, inventory management, reverse logistics, electronics asset disposition ("EAD"), and a variety of online supply chain tools. Arrow, which was incorporated in New York in 1946, serves over 120,000 customers.

Arrow's diverse worldwide customer base consists of original equipment manufacturers ("OEMs"), contract manufacturers ("CMs"), and other commercial customers. Customers include manufacturers of consumer and industrial equipment (including machine tools, factory automation, and robotic equipment), telecommunications products, automotive and transportation, aerospace and defense, scientific and medical devices, and computer and office products. Customers also include value-added resellers ("VARs") of enterprise computing solutions.

The company maintains over 250 sales facilities and 34 distribution and value-added centers in 52 countries, serving over 80 countries. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce their time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness.

The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2011, approximately 69% of the company's sales were from the global components business segment, and approximately 31% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

The company's financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and/or expand its geographic reach.

Global Components

The company's global components business segment, one of the largest distributors of electronic components and related services in the world, covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and the Asia Pacific region. The Americas include sales and marketing organizations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, Arrow operates in Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Israel, Italy, Latvia, Lithuania, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, Arrow operates in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

The company's global components business segment has recently completed several strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase the company's presence in growing markets, such as the lighting and the aerospace and defense markets. The company's global components business segment also expanded its portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and EAD. Over the past three years, the global components business segment completed the following acquisitions:

•
In December 2009, it acquired A.E. Petsche Company, Inc. ("Petsche"), a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense market. This acquisition expanded the company's product offerings in specialty wire and cable and provided a variety of cross-selling opportunities with the company's existing business as well as other emerging markets.

•
In April 2010, it acquired Verical Incorporated ("Verical"), an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers. This acquisition strengthened the company's ecommerce capabilities.

•
In June 2010, it acquired PCG Parent Corp., doing business as Converge ("Converge"), a global provider of reverse logistics services. This acquisition builds on the company's global capabilities as a supply chain and logistics leader.

•
In August 2010, it acquired Transim Technology Corporation ("Transim"), a service provider of online component design and engineering solutions for technology manufacturers. This acquisition builds on the company's service offerings and diversifies the company into markets that complement its existing businesses.

•
In October 2010, it acquired Eshel Technology Group, Inc. ("ETG"), a solid-state lighting distributor and value-added service provider. This acquisition expands the company's portfolio and builds on its strategic capabilities, such as value-added services.

•
In December 2010, it acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra"), a leading EAD company, offering comprehensive, end-to-end services. This acquisition expands the company's EAD services portfolio and aligns with the company's strategy to provide comprehensive services across the entire product lifecycle.

•
In January 2011, it acquired Nu Horizons Electronics Corp. ("Nu Horizons"), a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial OEMs and electronic manufacturing services providers. This acquisition builds on the company's strategy to expand its global capabilities, particularly in the Asia Pacific region.

•
In March 2011, it acquired all of the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson"). Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. This acquisition supports the company's strategy to expand its portfolio of products, as well as expand its global capabilities, particularly in the Asia Pacific region.

•
In April 2011, it acquired Pansystem S.r.l. ("Pansystem"), a distributor of high-performance wire, cable and interconnect products serving the aerospace and defense market in Italy. This acquisition increases the company's presence and strength in the Italy market, one of the largest wire and cable market opportunities in Europe.

•
In September 2011, it acquired Chip One Stop, Inc. ("C1S"). Through its online portal, C1S provides a comprehensive offering of electronic components to design engineers across Japan. This acquisition significantly enhances the company's ecommerce presence and expands the company's reach in Japan, one of the largest electronics markets in the world.

•
In December 2011, it acquired Flection Group, B.V. ("Flection"), a provider of EAD services in Europe. This acquisition builds on the company's strategy to provide comprehensive services across the entire technology product lifecycle.

Additionally, the following acquisitions were, or are expected to be completed in 2012:

•
Effective January 1, 2012, it acquired all of the assets and operations of the distribution business of Seed International Ltd., a value-added distributor of embedded products in China. This acquisition expands the company’s presence in the Asia Pacific region and strengthens the company’s relationship with Texas Instruments, a key supplier.

•
On January 18, 2012, it announced an agreement to acquire TechTurn, Ltd., a leading provider of EAD services that specializes in the processing and sale of technology devices that are returned or recycled from businesses and consumers. This acquisition will strengthen our existing portfolio of services and is a continuation of the company's global strategy to expand into faster growing services that span the full life cycle of technology and complement the company's core businesses. This acquisition is subject to customary regulatory approvals and is expected to be completed in the first quarter of 2012.

Within the global components business segment, approximately 67% of the company's sales consist of semiconductor products and related services; approximately 19% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 11% consist of computing and memory; and approximately 3% consist of other products and services. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.

Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, technical support, and financial intermediary, the distributor relieves manufacturers of a portion of the costs, financial risk, and personnel associated with these functions (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities. At the same time, the distributor offers to a broad range of customers the convenience of accessing, from a single source, multiple products from numerous suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry is fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

Global ECS

The company's global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America and the EMEA region and provider of unified communications products and related services in North America. Over the past several years, the company has transformed its enterprise computing solutions business into a stronger organization with broader global reach; increased market share in the fast-growing product segments of software, storage, and unified communications; and a more robust and diversified customer and supplier base. Execution on the company's strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for various suppliers including IBM, Oracle, NetApp, and Hewlett-Packard, a leading distributor of enterprise storage and security and virtualization software, a key provider of unified communications to Fortune 50 companies, and a managed-service provider to Fortune 500 customers in the voice-over-Internet protocol market.

The global ECS geographic footprint has expanded from two countries (the United States and Canada) in 2005 to 29 countries around the world today. North America includes network operating centers and sales and marketing organizations in the United States and Canada. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Israel, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Serbia, Slovakia, Slovenia, Spain, Sweden, Switzerland, and the United Kingdom.

Over the past three years, the global ECS business segment completed the following acquisitions to further expand its geographic reach in the EMEA region and to expand its portfolio of products and services to include unified communications products and services, as well as cloud computing and security and networking services:

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

•
In May 2011, it acquired Cross Telecom Corporation ("Cross"), a North American service provider of converged and Internet protocol technologies and unified communications. This acquisition continues the company's global strategy to expand into faster growing, high-margin services that complement the company's core businesses.

•
In August 2011, it acquired the North American IT consulting and professional services division of InScope International, Inc. and INSI Technology Innovation, Inc. (collectively "InScope"). InScope provides managed services, enterprise storage management, IT virtualization, disaster recovery, data center migration and consolidation, and cloud computing services. This acquisition expands the company's capabilities and scale with NetApp Inc., an important storage supplier. In addition, it expands the company's knowledge and depth in the growing area of cloud computing infrastructures and services.

•
In September 2011, it acquired LWP GmbH ("LWP"), a value-added distributor of computing solutions and services in Germany. This acquisition increases the company's presence and strength in the German market as well as strengthening the company's portfolio by expanding the company's European relationship with Citrix Systems, Inc.

Within the global ECS business segment, approximately 19% of the company's sales consist of proprietary servers, 10% consist of industry standard servers, 26% consist of software, 38% consist of storage, and 7% consist of services.

Global ECS provides VARs with many value-added services, including but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS solutions centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions. Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly technical mid-market and enterprise solutions in a cost-competitive manner. VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers. They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-users. The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market and increasing the importance of global ECS' value-added services. Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For suppliers, global ECS is the aggregation point to approximately 12,000 VARs.

In better serving the needs of both suppliers and VARs, the company employs a "channel management" model that positions Arrow as an outsourced provider that fully manages the channel for its suppliers. This model benefits suppliers and VARs alike. Market development activities maximize Arrow's full line card, demand and lead generation services, and vertical enablement programs to help suppliers reach more resellers and thus more end-users. Channel development services support the business needs of resellers with training and education, business development, financing and engineering to help them grow. Services such as financial programs, on-site and remote professional services, supplier services and managed services help resellers capture more revenue beyond technology sales.

Aligned with its channel management approach in the ECS business, the company is investing in emerging and adjacent markets, such as managed services and unified computing, to meet the evolving needs of VARs and their customers.

Customers and Suppliers

The company and its affiliates serve over 120,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 3% of the company's 2011 consolidated sales.

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

No single supplier accounted for more than 9% of the company's consolidated sales in 2011. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.

Distribution Agreements

It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers' price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the distributor complies with certain conditions, such suppliers are required to credit the distributor for reductions in manufacturers' list prices. As of December 31, 2011, this type of arrangement covered approximately 70% of the company's consolidated inventories. In addition, under the terms of many such agreements, the distributor has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2011, this type of repurchase arrangement covered approximately 73% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 15,700 employees worldwide as of December 31, 2011.

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
7459 S. Lima Street
Englewood, Colorado 80112
(303) 824-4000
Attention: Corporate Secretary

The company also makes these filings available, free of charge, through its website (http://www.arrow.com) as soon as reasonably practicable after the company files such material with the SEC. The company does not intend this internet address to be an active link or to otherwise incorporate the contents of the website into this Annual Report on Form 10-K.

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 1, 2012:

Name	Age	Position
Michael J. Long	53	Chairman, President, and Chief Executive Officer
Peter S. Brown	61	Senior Vice President, General Counsel, and Secretary
Andrew S. Bryant	56	President, Arrow Global Enterprise Computing Solutions
Peter T. Kong	61	President, Arrow Global Components
Vincent P. Melvin	48	Vice President, Chief Information Officer
M. Catherine Morris	53	Senior Vice President, Chief Strategy Officer
Paul J. Reilly	55	Executive Vice President, Finance and Operations, and Chief Financial Officer
Gretchen K. Zech	42	Senior Vice President, Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long was appointed Chairman of the Board of Directors in December 2009 and Chief Executive Officer of the company in May 2009. He was appointed a Director and President of the company in February 2008. Prior thereto he served as Chief Operating Officer of the company from February 2008 to May 2009 and Senior Vice President of the company from January 2006 to February 2008. During this time, he also served as President, Arrow Global Components from September 2006 to February 2008.

Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.

Andrew S. Bryant was appointed President of Arrow Global Enterprise Computing Solutions in April 2008. Prior to joining Arrow he served as Chief Operating Officer for Jennings, Strouss & Salmon, P.L.C. from September 2007 to April 2008, and under contract as a consultant to Avnet, Inc. from June 2006 to September 2007.

Peter T. Kong was appointed President of Arrow Global Components in May 2009. Prior thereto he served as President of Arrow Asia/Pacific from March 2006 to May 2009.

Vincent P. Melvin has been Vice President and Chief Information Officer of the company for more than five years.

M. Catherine Morris was appointed Chief Strategy Officer of the company in August 2008 and has been Senior Vice President of the company since January 2007. Prior thereto she served as President, Arrow Enterprise Computing Solutions since January 2007.

Paul J. Reilly was appointed Executive Vice President of Finance and Operations in May 2009. Prior thereto he served as Senior Vice President of the company from May 2005 to May 2009. He has been Chief Financial Officer of the company for more than five years.

Gretchen K. Zech was appointed Senior Vice President of Human Resources of the company in November 2011. Prior to joining Arrow she served as Senior Vice President, Human Resources, for Dex One Corporation (formerly known as R.H. Donnelley Corporation) from June 2006 to November 2011. R.H. Donnelley Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code in May 2009 and emerged as Dex One Corporation in January 2010.

Item 1A. Risk Factors.

Described below and throughout this report are certain risks that the company's management believes are applicable to the company's business and the industry in which it operates. If any of the described events occur, the company's business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company's business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, and a global economic slowdown. There are also risks associated with the occurrence of natural disasters such as tsunamis, hurricanes, tornadoes, and floods. These factors affect businesses generally, including the company's customers and suppliers and, as a result, are not discussed in detail below except to the extent such conditions could materially affect the company and its customers and suppliers in particular ways.

If the company is unable to maintain its relationships with its suppliers or if the suppliers materially change the terms of their existing agreements with the company, the company's business could be materially adversely affected.

A substantial portion of the company's inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Certain parts of the company's business, such as the company's global ECS business, rely on a limited number of suppliers. To the extent that the company's significant suppliers reduce the amount of products they sell through distribution, are unwilling to continue to do business with the company, or are unable to continue to meet or significantly alter their obligations, the company's business could be materially adversely affected. In addition, to the extent that the company's suppliers modify the terms of their contracts with the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company's business.

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

The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in the claims. While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company's ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business. The company's business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the associated damages. Although the company currently has product liability insurance, such insurance is limited in coverage and amount.

Declines in value and other factors pertaining to the company's inventory could materially adversely affect its business.

The market for the company's products and services is subject to rapid technological change, evolving industry standards, changes in end-market demand, oversupply of product, and regulatory requirements, which can contribute to the decline in value or obsolescence of inventory. Although most of the company's suppliers provide the company with certain protections from the loss in value of inventory (such as price protection and certain rights of return), the company cannot be sure that such protections will fully compensate it for the loss in value, or that the suppliers will choose to, or be able to, honor such agreements. For example, many of the company's suppliers will not allow products to be returned after they have been held in inventory beyond a certain amount of time, and, in most instances, the return rights are limited to a certain percentage of the amount of product the company purchased in a particular time frame. All of these factors pertaining to inventory could have a material adverse effect on the company's business.

The company is subject to environmental laws and regulations that could materially adversely affect its business.

The European Union, China, and other jurisdictions in which the company's products are sold have enacted or are proposing to enact laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company's products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. For example, the company has recently expanded into the electronics asset disposition business, or EAD, pursuant to which, the company is responsible to its customers to dispose of certain assets in an environmentally compliant manner. The company's or its subcontractors' failure to comply with the applicable environmental laws and regulations could result in additional liability. Such liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company's business.

The company is currently involved in the investigation and remediation of environmental matters at two sites as a result of its Wyle Electronics acquisition, and the company is in litigation related to those sites.

In 2000, the company acquired Wyle Electronics ("Wyle") and assumed its outstanding liabilities, including responsibility for environmental problems at sites Wyle had previously owned. The Wyle purchase agreement includes an indemnification from the seller, now known as E.ON AG, in favor of the company, covering virtually all costs arising out of or in connection with those environmental obligations. Two sites are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama. The company has thus far borne most of the cost of the investigation and remediation of the Norco and Huntsville sites, under the direction of the cognizant state agencies. The company has spent approximately $45.0 million to date in connection with these sites. In addition, the company was named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area.

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

As successor-in-interest to Wyle, the company is the beneficiary of the various Wyle insurance policies that covered liabilities arising out of operations at the two contaminated sites. Certain of the insurance carriers implicated in actions, which were brought in Riverside, California, County Court by landowners and residents alleging personal injury and property damage caused by contaminated groundwater and related soil-vapor found in certain residential areas adjacent to the Norco site, have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13.0 million from them to date. However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage.

The company believes strongly in the merits of its positions regarding the E.ON AG indemnity and the liabilities of the insurance carriers, but there can be no guarantee of the outcome of litigation. Should and to the extent some or all of the insurance policies at issue prove insufficient or unavailable, and E.ON AG prevails in the litigation pending in Germany, the company would be responsible for the costs. The total costs of (i) the investigation and remediation of the two sites, (ii) the defense of the company and the defense and indemnity of Wyle Laboratories in the Riverside County cases, (iii) the settlement amount in those cases, and (iv) the amount of any shortfall in the availability of the E.ON AG indemnity and/or the insurance coverage are all as yet undetermined. Any or all of those costs could have a material adverse effect on the company's business.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2011, the company had cash and cash equivalents of $396.9 million. In addition, the company currently has access to committed credit lines of $1.975 billion, of which the company had outstanding borrowings of $354.0 million at December 31, 2011. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs. The company's ability to obtain external financing is affected by various factors including general financial market conditions and the company's debt ratings. While, thus far, uncertainties in global credit markets have not significantly affected the company's access to capital, future financing could be difficult or more expensive. Further, any increase in the company's level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company's current debt rating or tightening of credit availability could impair the company's ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants. For example, the company's existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. The company's lack of access to cost-effective capital resources, an increase in the company's financing costs, or a breach of debt instrument covenants could have a material adverse effect on the company's business.

The agreements governing some of the company's financing arrangements contain various covenants and restrictions that limit some of management's discretion in operating the business and could prevent the company from engaging in some activities that may be beneficial to its business.

The agreements governing the company's financings contain various covenants and restrictions that, in certain circumstances, could limit its ability to:

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

The company's failure to have long-term sales contracts may have a material adverse effect on its business.

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future volume of orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

The company's revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and interconnect), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 47%, 49%, and 46% of the company's consolidated sales in 2011, 2010, and 2009, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness of the financial and credit markets during 2008 and 2009 had a negative impact on the company's financial results. The company's financial results for 2010 and 2011 suggest that the company's business has experienced a recovery; however, there can be no assurance that the recovery to date will continue at the current pace or at all. Another downturn in the world's economies or in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2011, 2010, and 2009, approximately 55%, 56%, and 57%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Furthermore, products the company sells which are either manufactured in the United States or based on U.S. technology ("U.S. Products") are subject to the Export Administration Regulations ("EAR") when exported and re-exported to and from all international jurisdictions, in addition to the local jurisdiction's export regulations applicable to individual shipments. Licenses or proper license exemptions may be required by local jurisdictions' export regulations, including EAR, for the shipment of certain U.S. Products to certain countries, including China, India, Russia, and other countries in which the company operates. Non-compliance with the EAR or other applicable export regulations can result in a wide range of penalties including the denial of export privileges, fines, criminal penalties, and the seizure of inventories. In the event that any export regulatory body determines that any shipments made by the company violate the applicable export regulations, the company could be fined significant sums and/or its export capabilities could be restricted, which could have a material adverse effect on the company's business.

Also, the company's operating income margins are lower in certain geographic markets. Operating income in the components business in Asia/Pacific and the global ECS business in Europe tends to be lower than operating income in the other markets in which the company sells products and services. As sales in those markets increased as a percentage of overall sales, consolidated operating income margins have fallen. The financial impact of lower operating income on returns on working capital was offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the company's history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

•	problems combining the acquired operations, technologies, or products;

•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;

•	diversion of management's attention;

•	negative effects on existing customer and supplier relationships; and

•	potential loss of key employees, especially those of the acquired companies.

Further, the company has made, and may continue to make acquisitions of, or investments in new services, businesses or technologies to expand our current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with our core distribution business, including undertaking product or service warranty responsibilities that in our traditional core business would generally reside primarily with our suppliers. In addition, with respect to the company's acquisition of EAD related businesses, its failure to properly safeguard confidential customer data could subject the company to penalties, damage to reputation, result in breaches of its contracts, and cause it to expend capital and other resources to protect against future security breaches. If we are not successful in mitigating or insuring against such risks, they could have a material adverse effect on the company's business.

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

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company's businesses and the company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the company's consolidated balance sheet, as well as the company's consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

If the company fails to maintain an effective system of internal controls or discovers material weaknesses in its internal controls over financial reporting, it may not be able to report its financial results accurately or timely or detect fraud, which could have a material adverse effect on its business.

An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to periodically evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company's independent registered public accounting firm discovers material weaknesses in the company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company's business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company's financial statements, which could cause the market price of its common stock to decline or limit the company's access to capital.

The company relies heavily on its internal information systems, which, if not properly functioning, could materially adversely affect the company's business.

The company's current global operations reside on multiple technology platforms. The size and complexity of our computer systems make them potentially vulnerable to breakdown, malicious intrusion and random attack. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While we believe that we have taken appropriate security measures to protect our data and information technology systems, there can be no assurance that our efforts will prevent breakdowns or breaches in our systems that could have a material adverse effect on the company's business. Because most of the company's systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may be more difficult to adapt to commercially available software.

The company is in the process of converting its various business information systems worldwide to a single Enterprise Resource Planning system. The company has committed significant resources to this conversion, and is expected to be phased in over several years. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company is using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future.

Certain of the company's products and services include intellectual property owned by the company and/or its third party suppliers. Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit, software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself for which it has no indemnification protections. In any dispute involving products or services that incorporate intellectual property developed, licensed by the company, or obtained through acquisition, the company's customers could also become the target of litigation. The company is obligated in many instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party's intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

•	result in substantial cost to the company;

•	divert management's attention and resources;

•	be time consuming to defend;

•	result in substantial damage awards; or

•	cause product shipment delays.

Additionally, if an infringement claim is successful the company may be required to pay damages or seek royalty or license arrangements, which may not be available on commercially reasonable terms. The payment of any such damages or royalties may significantly increase the company's operating expenses and harm the company's operating results and financial condition. Also, royalty or license arrangements may not be available at all. The company may have to stop selling certain products or using technologies, which could affect the company's ability to compete effectively.

Compliance with government regulations regarding the use of "conflict minerals" could result in difficulty in obtaining parts and be very costly to the company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the Dodd-Frank Act), the SEC has proposed disclosure requirements regarding the use of certain minerals, known as conflict minerals, which are mined from the Democratic Republic of Congo and adjoining countries, as well as procedures regarding a manufacturer's efforts to prevent the sourcing of such minerals and metals produced from those minerals. The additional disclosure rules will take effect after the company's first full year following the promulgation of the SEC's final rules. The implementation of these requirements could affect the sourcing and availability of products we purchase from our suppliers. This may reduce the number of suppliers who provide products containing conflict free metals, and may affect our ability to obtain products in sufficient quantities or at competitive prices. Also, the company may have to publicly disclose its efforts regarding conflict minerals. Our material sourcing is broad based and multi-tiered, and we may not be able to easily verify the origins for all metals used in our products. As a result, the costs of such an effort could be significant.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Englewood, Colorado and occupies a 115,000 square foot facility that is owned by the company. The company owns 12 locations throughout the Americas, EMEA, and the Asia Pacific region and occupies approximately 380 additional locations under leases due to expire on various dates through 2023. The company believes its facilities are well maintained and suitable for company operations.

Item 3.    Legal Proceedings.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11.3 million. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3.7 million and expenses of €.3 million plus interest. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

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

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $.5 million), discussed above. The company believes that recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $4.8 million during 2011 to $49.0 million. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13.0 million from them to date. However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2011 and 2010 are as follows:

Year	High	Low
2011:
Fourth Quarter	$38.66	$25.71
Third Quarter	42.14	27.39
Second Quarter	47.50	36.21
First Quarter	42.90	34.08

2010:
Fourth Quarter	$34.99	$25.84
Third Quarter	27.66	21.76
Second Quarter	32.50	21.79
First Quarter	30.85	25.80

Holders

On January 27, 2012, there were approximately 2,100 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2011 or 2010. While from time to time the Board of Directors considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2011, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock or restricted stock units, performance shares or units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	6,031,965	$29.68	7,602,876
Equity compensation plans not approved by security holders	—	—	—
Total	6,031,965	$29.68	7,602,876

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies (the "Peer Group") on a line-of-business basis. The companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., Tech Data Corporation, and WESCO International, Inc. The graph assumes $100 invested on December 31, 2006 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

160
140
120
100
80
60
40
2006
2007
2008
2009
2010
2011
Arrow Electronics
Peer Group
S&P 500 Stock Index

	2006	2007	2008	2009	2010	2011
Arrow Electronics	100	125	60	94	109	119
Peer Group	100	93	50	82	100	105
S&P 500 Stock Index	100	104	64	79	89	89

Unregistered Sales of Equity Securities and Use of Proceeds

In July 2011, the company's Board of Directors approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program. In October 2011, the company's Board of Directors approved an additional repurchase of up to $150 million of the company's common stock (collectively, the "2011 Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended December 31, 2011:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 2 through 31, 2011	2,047	$37.77	—	$150,300,608
November 1 through 30, 2011	2,843	34.51	—	150,300,608
December 1 through 31, 2011	1,902	35.48	—	150,300,608
Total	6,792		—

(a)
Includes share repurchases under the 2011 Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2011 is 6,792 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2011 (a)	2010 (b)	2009 (c)	2008 (d)	2007 (e)
Sales	$21,390,264	$18,744,676	$14,684,101	$16,761,009	$15,984,992
Operating income (loss)	$908,843	$750,775	$272,787	$(493,569)	$686,905
Net income (loss) attributable to shareholders	$598,810	$479,630	$123,512	$(613,739)	$407,792
Net income (loss) per share:
Basic	$5.25	$4.06	$1.03	$(5.08)	$3.31
Diluted	$5.17	$4.01	$1.03	$(5.08)	$3.28

At December 31:
Accounts receivable and inventories	$6,446,027	$6,011,823	$4,533,809	$4,713,849	$4,961,035
Total assets	9,829,079	9,600,538	7,762,366	7,118,285	8,059,860
Long-term debt	1,927,823	1,761,203	1,276,138	1,223,985	1,223,337
Shareholders' equity	3,668,812	3,251,195	2,916,960	2,676,698	3,551,860

(a)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively) and a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of a legal matter. Net income attributable to shareholders also includes a gain on bargain purchase of $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis), a loss on prepayment of debt of $.9 million ($.5 million net of related taxes), and a net reduction in the provision for income taxes of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain international deferred tax assets.

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

(d)
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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers reduce time to market, introduce innovative products through demand creation opportunities, lower their total cost of ownership, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.   For 2011, approximately 69% of the company's sales were from the global components business segment, and approximately 31% of the company's sales were from the global ECS business segment.

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

On March 1, 2011, the company acquired all of the assets and operations of Richardson RFPD for a purchase price of $236.0 million. On January 3, 2011, the company acquired Nu Horizons for a purchase price of $161.1 million, which included cash acquired of $18.1 million and $26.4 million of debt paid at closing. On December 16, 2010, the company acquired all of the assets and operations of Intechra for a purchase price of $101.1 million, which included $.1 million of cash acquired. On September 8, 2010, the company acquired Shared for a purchase price of $252.8 million, which included $61.9 million of debt paid at closing. On June 1, 2010, the company acquired Converge for a purchase price of $138.4 million, which included cash acquired of $4.8 million and $27.5 million of debt paid at closing. On December 20, 2009, the company acquired Petsche for a purchase price of $174.1 million, which included $4.0 million of cash acquired.

During 2011 and 2010, the company also acquired Pansystem, Cross, InScope, LWP, C1S, Flection, Verical, Sphinx, Transim, ETG, and Diasa. The impacts of these acquisitions were not individually significant to the company's consolidated financial position and results of operations.

Results of operations of Richardson RFPD, Nu Horizons, Pansystem, C1S, Flection, Intechra, Converge, Verical, Transim, ETG, and Petsche are included within the company's global components business segment, and the results of operations of Shared, Cross, InScope, LWP, Sphinx, and Diasa are included within the company's global ECS business segment.

Consolidated sales for 2011 increased by 14.1%, compared with the year-earlier period, due to a 12.8% increase in the global components business segment sales and a 17.2% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $486.1 million for 2011, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 2.0% in 2011.

Net income attributable to shareholders increased to $598.8 million in 2011, compared with net income attributable to shareholders of $479.6 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2011 and 2010:

•	restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes) in 2011 and $33.5 million ($24.6 million net of related taxes) in 2010;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011;

•	a gain on bargain purchase of $1.1 million ($.7 million net of related taxes) in 2011;

•	a loss on prepayment of debt of $.9 million ($.5 million net of related taxes) in 2011 and $1.6 million ($1.0 million net of related taxes) in 2010;

•	a net reduction in the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain international deferred tax assets in 2011; and

•
a net reduction of the provision for income taxes of $9.4 million and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes) primarily related to the settlement of certain income tax matters in 2010 covering multiple years.

Excluding the above-mentioned items, the increase in net income attributable to shareholders for 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2011	2010	% Change
Global components	$14,854	$13,169	12.8%
Global ECS	6,536	5,576	17.2%
Consolidated	$21,390	$18,745	14.1%

Consolidated sales for 2011 increased by $2.65 billion, or 14.1%, compared with the year-earlier period. The increase in 2011 was driven by an increase in global components business segment sales of $1.69 billion, or 12.8%, and an increase in global ECS business segment sales of $960.1 million, or 17.2%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of $486.1 million in 2011, compared with the year-earlier period, due to a weaker U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 2.0% in 2011.

The growth in the global components business segment for 2011 was primarily driven by increased demand for the company's products in the EMEA region and the Americas region, as well as the impact of acquisitions. Pro forma for acquisitions, the sales increase for 2011 in EMEA and the Americas was 15.5% and 3.0%, respectively, offset by a sales decrease in the Asia Pacific region of 10.0%. The decline in sales in Asia Pacific was primarily due to weakness in low-end mobile handset components offset, in part, by increased demand in the vertical markets led by lighting and transportation. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales remained flat in 2011, compared with the year-earlier period.

In the global ECS business segment, the sales for 2011 increased due to higher demand for products in both North America and EMEA.  The increase in sales for 2011 was due to growth in storage, software, services, industry standard servers, and proprietary servers. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 6.9% for 2011.

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2010	2009	% Change
Global components	$13,169	$9,751	35.0%
Global ECS	5,576	4,933	13.0%
Consolidated	$18,745	$14,684	27.7%

Consolidated sales for 2010 increased by $4.06 billion, or 27.7%, compared with the year-earlier period. The increase was driven by an increase in global components business segment sales of $3.42 billion, or 35.0%, and an increase in global ECS business segment sales of $643.5 million, or 13.0%. The translation of the company's international financial statements into U.S. dollars resulted in a reduction in consolidated sales of $127.1 million for 2010, compared with the year-earlier period, due to a stronger U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales increased by 24.7% in 2010.

In the global components business segment, sales for 2010 increased primarily as a result of strengthening in the world's economies and to average lead times for components extending beyond traditional levels during part of 2010. Average lead times exiting 2010 were near normal levels. The growth in the global components business segment for 2010 was primarily driven by the sales increase in EMEA of 42.9%, the sales increase in the Americas of 34.2%, the sales increase in the Asia Pacific region of 18.4%, and, to a lesser extent, the impact of acquisitions. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales increased by 30.9% in 2010.

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

Gross Profit

The company recorded gross profit of $2.95 billion and $2.42 billion for 2011 and 2010, respectively.  The increase in gross profit was primarily due to the aforementioned 14.1% increase in sales during 2011 and an increase in the gross profit margin of approximately 90 basis points, compared with the year-earlier period, primarily due to higher margins attributable to recent acquisitions, improved pricing, and a favorable mix towards higher profit margin products in both the global components and global ECS businesses. Excluding the impact of foreign currency and pro forma for acquisitions, gross profit margin increased approximately 20 basis points for 2011, compared with the year-earlier period.

The company recorded gross profit of $2.42 billion and $1.75 billion for 2010 and 2009, respectively. The increase in gross profit was primarily due to the aforementioned 27.7% increase in sales during 2010. The gross profit margin for 2010 increased by approximately 100 basis points, compared with the year-earlier period, due primarily to a lessening of pricing pressure in the global components business segment and a change in geographic mix, with the Americas and EMEA components businesses being a larger percentage of the company's consolidated sales for 2010 compared with the year-earlier period. The gross profit margin for the global ECS business segment was flat, compared with the year-earlier period. The gross profit margins of products sold in the global components business segment are typically higher than the gross profit margins of products in the global ECS business segment and the gross profit margins of the components sold in the Americas and EMEA tend to be higher than the gross profit margins of products in the Asia Pacific region. The financial impact of the lower gross profit margins in the global ECS business segment and the Asia Pacific region were offset, in part, by the lower operating costs and lower working capital requirements in these businesses relative to the company's other businesses.

Selling, General and Administrative Expenses and Depreciation and Amortization

Selling, general and administrative expenses increased $335.6 million, or 21.6%, in 2011, compared with 2010, on a sales increase of 14.1%. Selling, general and administrative expenses, as a percentage of sales, was 8.8% and 8.3% for 2011 and 2010, respectively. The increase in selling, general and administrative expenses in excess of the sales increase was driven by certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses and was offset by higher profit margins for those businesses. For the year ended December 31, 2011, the dollar increase in selling, general and administrative expenses attributable to acquisitions was approximately $285 million.

Depreciation and amortization expense for 2011 increased by $26.1 million, or 33.8%, compared with the year-earlier period, primarily due to acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) remained flat on a sales increase of 2.0% in 2011, as compared with 2010, due to the company's ability to efficiently manage operating costs.

Selling, general and administrative expenses increased $251.4 million, or 19.3%, in 2010, compared with 2009, on a sales increase of 27.7%. The dollar increase in selling, general and administrative expenses was primarily due to higher selling, general and administrative expenses to support the increased sales, the reinstatement of certain employee-related costs that were temporarily suspended during the global economic downturn, and higher selling, general and administrative expenses as a result of acquisitions. These increases were offset, in part, by the impact of a stronger U.S. dollar on the translation of the company's international financial statements for 2010 compared with the year-earlier period. Selling, general and administrative expenses, as a percentage of sales, was 8.3% and 8.9%, for 2010 and 2009, respectively. This decrease was primarily due to the company's continuing efforts to streamline and simplify processes and the company's ability to better leverage its existing cost structure to manage the increased level of sales relative to the year-earlier period.

Depreciation and amortization expense for 2010 increased by $10.3 million, or 15.4%, compared with the year-earlier period, primarily due to acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses increased 9.2% on a sales increase of 24.7% in 2010, as compared with 2009, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2011 Charges

In 2011, the company recorded restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2011 is a restructuring charge of $23.8 million related to initiatives taken by the company to improve operating efficiencies, primarily due to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for 2011 is a credit of $.7 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $14.7 million.

The restructuring charge of $23.8 million in 2011 primarily includes personnel costs of $17.5 million and facilities costs of $5.4 million. The personnel costs are related to the elimination of approximately 280 positions within the global components business segment and approximately 240 positions within the global ECS business segment.  The facilities costs are related to exit activities for 18 vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2010 Charges

In 2010, the company recorded restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis). Included in the restructuring, integration, and other charges for 2010 is a restructuring charge of $21.6 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2010 is a credit of $.6 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $12.4 million.

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

As of December 31, 2011, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Settlement of Legal Matter

During 2011, the company recorded a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs. This matter related to a customer dispute that originated in 1997. The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial. The company ultimately decided to settle this matter to avoid further legal expense and the burden on management's time that such a trial would entail.

Operating Income

The company recorded operating income of $908.8 million, or 4.2% of sales, in 2011 compared with operating income of $750.8 million, or 4.0% of sales, in 2010.  Included in operating income for 2011 and 2010 were the previously discussed restructuring, integration, and other charges of $37.8 million and $33.5 million, respectively.  Also included in operating income for 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter.

The company recorded operating income of $750.8 million, or 4.0% of sales, in 2010 compared with operating income of $272.8 million, or 1.9% of sales, in 2009. Included in operating income for 2010 and 2009 were the previously discussed restructuring, integration, and other charges of $33.5 million and $105.5 million, respectively.

Gain on Bargain Purchase

During 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by Arrow was approved by Nu Horizons' shareholders. The excess of the fair value of the net assets acquired over the purchase price paid of $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis) was recognized as a gain on bargain purchase.

Loss on Prepayment of Debt

During the fourth quarter of 2011, the company recorded a loss on prepayment of debt of $.9 million ($.5 million net of related taxes), related to the repurchase of $17.9 million principal amount of its 6.875% senior notes due in 2013.

During 2010, the company recorded a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis), related to a property the company sold and was required to pay the related collateralized debt with a face amount of $9.0 million. The loss on prepayment of debt was offset by a gain on the sale of this property of $1.7 million, which is included in restructuring, integration, and other charges in 2010.

During 2009, the company recorded a loss on prepayment of debt of $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the repurchase of $130.5 million principal amount of its 9.15% senior notes due in 2010. The loss on prepayment of debt includes the premium paid and write-off of the related deferred financing costs, offset by the gain for terminating the related interest rate swaps.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 38.4% in 2011 to $106.0 million, compared with $76.6 million in 2010, due to higher average debt outstanding primarily to fund acquisitions.

Net interest and other financing expense decreased by 8.1% in 2010 to $76.6 million, compared with $83.3 million in 2009, primarily due to lower interest rates on the company's variable rate debt and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters (discussed in "Income Taxes" below).

Income Taxes

The company recorded a provision for income taxes of $210.5 million (an effective tax rate of 26.0%) for 2011. In the fourth quarter of 2011, the company recorded a net reduction in the provision for income taxes of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain international deferred tax assets as a result of a realignment of the company's international business operations. The company's provision and effective tax rate for 2011 were impacted by the previously discussed reversal of a valuation allowance on certain deferred tax assets, restructuring, integration, and other charges, charge related to the settlement of a legal matter, a loss on prepayment of debt, and a gain on bargain purchase. Excluding the impact of the above-mentioned items, the company's effective tax rate was 29.5% for 2011.

The company recorded a provision for income taxes of $199.4 million (an effective tax rate of 29.4%) for 2010. During 2010, the company recorded a net reduction of the provision of $9.4 million ($.08 per share on both a basic and diluted basis) primarily related to the settlement of certain tax matters covering multiple tax years. The company's provision and effective tax rate for 2010 were impacted by the previously discussed settlement of certain income tax matters, restructuring, integration, and other charges, and a loss on prepayment of debt. Excluding the impact of the above-mentioned items, the company's effective tax rate was 30.5% for 2010.

The company recorded a provision for income taxes of $65.4 million (an effective tax rate of 34.6%) for 2009. The company's provision and effective tax rate for 2009 were impacted by the previously discussed restructuring, integration, and other charges and a loss on prepayment of debt. Excluding the impact of the above-mentioned items, the company's effective tax rate was 32.5% for 2009.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $598.8 million in 2011 compared with net income attributable to shareholders of $479.6 million in the year-earlier period.  Included in net income attributable to shareholders for 2011 were the previously discussed restructuring, integration, and other charges of $28.1 million, a charge of $3.6 million related to the settlement of a legal matter, a gain on bargain purchase of $.7 million, a loss on prepayment of debt of $.5 million, and a net reduction of the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain international deferred tax assets.  Included in net income attributable to shareholders for 2010 were the previously discussed restructuring, integration, and other charges of $24.6 million, and a loss on prepayment of debt of $1.0 million, as well as a net reduction of the provision for income taxes of $9.4 million and a reduction of interest expense, net of related taxes, of $2.3 million primarily related to the settlement of certain income tax matters covering multiple years. Excluding the above-mentioned items, the increase in net income attributable to shareholders for 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

The company recorded net income attributable to shareholders of $479.6 million for 2010, compared with net income attributable to shareholders of $123.5 million in the year-earlier period. Included in net income attributable to shareholders for 2010 were the previously discussed restructuring, integration, and other charges of $24.6 million, and a loss on prepayment of debt of $1.0 million, as well as a net reduction of the provision for income taxes of $9.4 million and a reduction of interest expense, net of related taxes, of $2.3 million primarily related to the settlement of certain income tax matters covering multiple years. Included in net income attributable to shareholders for 2009 were the previously discussed restructuring, integration, and other charges of $75.7 million and a loss on prepayment of debt of $3.2 million. Excluding the above-mentioned items, the increase in net income attributable to shareholders was primarily the result of the sales increases in both the global components business segment and the global ECS business segment, increased gross profit margins, reduced selling, general and administrative expenses as a percentage of sales due to the company's continuing efforts to streamline and simplify processes, and a lower effective income tax rate. This was offset, in part, by increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At December 31, 2011 and 2010, the company had cash and cash equivalents of $396.9 million and $926.3 million, respectively, of which $361.5 million and $592.2 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States, and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2011, the net amount of cash provided by the company's operating activities was $120.9 million, the net amount of cash used for investing activities was $646.5 million, and the net amount of cash used for financing activities was $13.9 million. The effect of exchange rate changes on cash was an increase of $10.1 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 65.6% at December 31, 2011 and were approximately 62.6% at December 31, 2010.

The net amount of cash provided by the company's operating activities during 2011 was $120.9 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support an increase in sales.

The net amount of cash provided by the company's operating activities during 2010 was $220.8 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support an increase in sales.

The net amount of cash provided by the company's operating activities during 2009 was $849.9 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

Working capital, as a percentage of sales, was 14.9%, 12.6%, and 12.1% in 2011, 2010, and 2009, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2011 was $646.5 million, primarily reflecting $532.6 million of cash consideration paid for acquired businesses and $113.9 million for capital expenditures. Included in capital expenditures for 2011 is $63.7 million related to the company's global enterprise resource planning ("ERP") initiative.

During 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market; Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions; Pansystem, a distributor of high-performance wire, cable, and interconnect products serving the aerospace and defense market in Italy; Cross, a North American service provider of converged and internet protocol technologies and unified communications; InScope, a provider of managed services, enterprise storage management, IT virtualization, disaster recovery, data center migration and consolidation, and cloud computing services; LWP, a value-added distributor of computing solutions and services in Germany; C1S, a supplier of electronic components to design engineers throughout Japan; and Flection, a provider of EAD services in Europe for aggregate cash consideration of $532.6 million.

The net amount of cash used for investing activities during 2010 was $682.4 million, primarily reflecting $587.1 million of cash consideration paid for acquired businesses and $112.3 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $17.0 million. Included in capital expenditures for 2010 is $58.0 million related to the company's global ERP initiative.

During 2010, the company acquired Intechra, which provides fully customized EAD services to many Fortune 1000 customers throughout the world; Shared, a leading North American unified communications and managed services provider; Converge, a global provider of reverse logistics services; Verical, an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx, a United Kingdom-based value-added distributor of security and networking products; Transim, a service provider of online component design and engineering solutions for technology manufacturers; ETG, a solid-state lighting distributor and value-added service provider; and Diasa, a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal, for aggregate cash consideration of $584.0 million. In addition the company made a payment of $3.1 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during 2009 was $290.7 million, primarily reflecting $170.1 million of cash consideration paid for acquired businesses and $121.5 million for capital expenditures, offset, in part, by proceeds from the sale of properties of $1.2 million. Included in capital expenditures for 2009 is $82.3 million related to the company's global ERP initiative.

During 2009, the company acquired Petsche, a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense markets for cash consideration of $170.1 million.

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For 2012, the estimated cash flow impact of this initiative is expected to be in the $50 to $60 million range with the impact decreasing by approximately $20 million in 2013. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2011 was $13.9 million. The primary sources of cash from financing activities were $354.0 million of proceeds from long-term bank borrowings, $46.7 million of proceeds from the exercise of stock options, and $8.0 million related to excess tax benefits from stock-based compensation arrangements. The primary use of cash for financing activities included a $200.0 million repayment of bank term loan, $197.0 million of repurchases of common stock, $19.3 million of repurchases of 6.875% senior notes, and a $6.2 million decrease in short-term and other borrowings.

During the fourth quarter of 2011, the company repurchased $17.9 million principal amount of its 6.875% senior notes due in 2013. The related loss on the repurchase aggregated $.9 million ($.5 million net of related taxes) and was recognized as a loss on prepayment of debt.

The net amount of cash provided by financing activities during 2010 was $270.9 million. The primary sources of cash from financing activities were $494.3 million of net proceeds from a note offering, $9.8 million increase in short-term and other borrowings, $8.1 million of proceeds from the exercise of stock options, and $1.9 million related to excess tax benefits from stock-based compensation arrangements. The primary use of cash for financing activities included $173.7 million of repurchases of common stock and a $69.5 million repayment of the company's 9.15% senior notes.

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

During 2009, the company repurchased $130.5 million principal amount of its 9.15% senior notes due in 2010. The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating a portion of the interest rate swaps aggregated $5.3 million ($3.2 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt. During 2010, the company repaid the remaining $69.5 million principal amount of its 9.15% senior notes upon maturity.

During 2009, the company completed the sale of $300.0 million principal amount of 6.00% notes due in 2020. The net proceeds of the offering of $297.4 million were used to repay a portion of the previously discussed 9.15% senior notes due in 2010 and for general corporate purposes.

In August 2011, the company entered into a $1.20 billion revolving credit facility, maturing in August 2016. This new facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. This agreement replaces the company's $800.0 million revolving credit facility which was scheduled to expire in January 2012. The company also had a $200.0 million term loan which was due in January 2012. The company repaid the term loan in full in August 2011. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at December 31, 2011). The facility fee related to the revolving credit facility is .225%.  At December 31, 2011, the company had $74.0 million in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010. During the years ended December 31, 2011 and 2010, the average daily balance outstanding under the revolving credit facility was $287.9 million and $119.4 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries. In December 2011, the company renewed its asset securitization program and, among other things, increased its size from $600.0 million to $775.0 million and extended its term to a three-year commitment maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2011). The facility fee is .40%. At December 31, 2011, the company had $280.0 million in outstanding borrowings under the asset securitization program.  There were no outstanding borrowings under the asset securitization program at December 31, 2010. During the years ended December 31, 2011 and 2010, the average daily balance outstanding under the asset securitization program was $369.8 million and $66.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In the normal course of business certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in “Interest and other financing expense, net” in the company’s consolidated statements of operations.

The company filed a shelf registration statement with the SEC in September 2009 registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2011 is as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$33,417	$647,339	$334,535	$945,752	$1,961,043
Interest on long-term debt	96,758	158,525	127,954	281,990	665,227
Capital leases	426	174	19	4	623
Operating leases	61,749	82,494	38,690	26,555	209,488
Purchase obligations (a)	2,372,162	27,002	2,594	—	2,401,758
Other (b)	15,093	16,520	11,260	4,225	47,098
	$2,579,605	$932,054	$515,052	$1,258,526	$5,285,237

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2011. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of several defined benefit plans. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company does not anticipate having to make required contributions to the plans beyond 2018. Also included are amounts relating to personnel, facilities, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2011, the company's pro-rata share of this debt was approximately $7.7 million. The company believes there is sufficient equity in the joint ventures to meet their obligations.

At December 31, 2011, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $76.9 million, of which approximately $8.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Program

In July 2011, the company's Board of Directors approved the repurchase of up to $100 million of the company's common stock through a share-repurchase program. In October 2011, the company's Board of Directors approved an additional repurchase of up to $150 million of the company's common stock. As of December 31, 2011, the company repurchased 3,245,502 shares under these programs with a market value of $99.7 million at the dates of repurchase.

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

Effective January 1, 2011, the company adopted FASB Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the company's consolidated financial position or results of operations.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31,

2011, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company occasionally enters into cross-currency swaps to hedge a portion of its net investment in euro-denominated net assets. The company's cross-currency swaps are derivatives designated as net investment hedges. The effective portion of the change in the fair value of derivatives designated as net investment hedges is recorded in "Foreign currency translation adjustment" included in the company's consolidated balance sheets and any ineffective portion is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. The company uses the hypothetical derivative method to assess the effectiveness of its net investment hedge on a quarterly basis.

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

Restructuring and Integration

The company recorded charges in connection with restructuring its businesses and the integration of acquired businesses. These items primarily include employee separation costs and estimates related to the consolidation of facilities (net of sub-lease income), contractual obligations, and the impairment of certain assets. Actual amounts could be different from those estimated.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period of the award on a straight-line basis. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to the Consolidated Financial Statements. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. The company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

Employee Benefit Plans

The costs and obligations of the company's defined benefit pension plans are dependent on actuarial assumptions. The two critical assumptions used, which impact the net periodic pension cost (income) and the benefit obligation, are the discount rate and expected return on plan assets. The discount rate represents the market rate for a high-quality corporate bond, and the expected return on plan assets is based on current and expected asset allocations, historical trends, and expected returns on plan assets. These key assumptions are evaluated annually. Changes in these assumptions can result in different expense and liability amounts.

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

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach. The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change. Additionally, the company supplements its multiple of earnings look-back approach with a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2011, 2010, and 2009, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company's businesses, and the company could be required to record an impairment charge in the future, which could impact the company's consolidated balance sheet, as well as the company's consolidated statement of operations. If the company was required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings.

As of December 31, 2011, the company has $1.47 billion of goodwill, of which approximately $764.0 million was allocated to the Americas reporting unit within the global components business segment and $557.2 million and $152.1 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas reporting unit within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 56%, 174%, and 206%, respectively.

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

During 2009, the company recorded an impairment charge of $2.1 million in connection with the write-down of the carrying values of a building and related land to their estimated fair values less cost to sell as a result of an approved plan to market and sell these assets. The sale was completed in the first quarter of 2010. Such impairment charge was reflected in restructuring, integration, and other charges in the company's consolidated statement of operations.

Shipping and Handling Costs

Shipping and handling costs are reported as either a component of cost of sales or selling, general and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general and administrative expenses. If the company included such costs in cost of sales, gross profit margin as a percentage of sales for 2011 would decrease 40 basis points from 13.8% to 13.4% with a corresponding decrease in selling, general and administrative expenses and no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7 of the Notes to the Consolidated Financial Statements). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the company's consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's consolidated financial position or results of operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment" ("ASU No. 2011-08"), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 will not have a material impact on the company's consolidated financial position or results of operations.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2011 and 2010 was $332.9 million and $297.9 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in increased sales and operating income of $486.1 million and $17.3 million, respectively, for 2011, compared with the year-earlier period, based on 2010 sales and operating income at the average rate for 2011. Sales and operating income would decrease by approximately $689.9 million and $31.0 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2011. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2011, approximately 80% of the company's debt was subject to fixed rates, and 20% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2011. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% at December 31, 2010), through its maturity.  The swaps were classified as fair value hedges and had a fair value of $14.8 million at December 31, 2010. In September 2011, these interest rate swap agreements were terminated for proceeds of $12.2 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity. The swaps are classified as fair value hedges and had a negative fair value of $.7 million at December 31, 2010. In September 2011, these interest rate swap agreements were terminated for proceeds of $11.9 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $3.0 million at December 31, 2011.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the "company") as of December 31, 2011 and 2010 and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 1, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 1, 2012

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2011	2010	2009
Sales	$21,390,264	$18,744,676	$14,684,101
Costs and expenses:
Cost of sales	18,441,661	16,326,069	12,933,207
Selling, general and administrative expenses	1,892,592	1,556,986	1,305,566
Depreciation and amortization	103,482	77,352	67,027
Restructuring, integration, and other charges	37,811	33,494	105,514
Settlement of legal matter	5,875	—	—
	20,481,421	17,993,901	14,411,314
Operating income	908,843	750,775	272,787
Equity in earnings of affiliated companies	6,736	6,369	4,731
Gain on bargain purchase	1,088	—	—
Loss on prepayment of debt	895	1,570	5,312
Interest and other financing expense, net	105,971	76,571	83,285
Income before income taxes	809,801	679,003	188,921
Provision for income taxes	210,485	199,378	65,416
Consolidated net income	599,316	479,625	123,505
Noncontrolling interests	506	(5)	(7)
Net income attributable to shareholders	$598,810	$479,630	$123,512
Net income per share:
Basic	$5.25	$4.06	$1.03
Diluted	$5.17	$4.01	$1.03
Average number of shares outstanding:
Basic	114,025	117,997	119,800
Diluted	115,932	119,577	120,489

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$396,887	$926,321
Accounts receivable, net	4,482,117	4,102,870
Inventories	1,963,910	1,908,953
Other current assets	181,677	147,690
Total current assets	7,024,591	7,085,834
Property, plant and equipment, at cost:
Land	23,790	24,213
Buildings and improvements	147,215	136,732
Machinery and equipment	934,558	863,773
	1,105,563	1,024,718
Less: Accumulated depreciation and amortization	(549,334)	(519,178)
Property, plant and equipment, net	556,229	505,540
Investments in affiliated companies	60,579	59,455
Intangible assets, net	392,763	310,847
Cost in excess of net assets of companies acquired	1,473,333	1,336,351
Other assets	321,584	302,511
Total assets	$9,829,079	$9,600,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,264,088	$3,644,988
Accrued expenses	660,996	637,045
Short-term borrowings, including current portion of long-term debt	33,843	61,210
Total current liabilities	3,958,927	4,343,243
Long-term debt	1,927,823	1,761,203
Other liabilities	267,069	244,897
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2011 and 2010
Issued - 125,382 and 125,337 shares in 2011 and 2010, respectively	125,382	125,337
Capital in excess of par value	1,076,275	1,063,461
Treasury stock (13,568 and 10,690 shares in 2011 and 2010, respectively), at cost	(434,959)	(318,494)
Retained earnings	2,772,957	2,174,147
Foreign currency translation adjustment	158,550	207,914
Other	(29,393)	(1,170)
Total shareholders' equity	3,668,812	3,251,195
Noncontrolling interests	6,448	—
Total equity	3,675,260	3,251,195
Total liabilities and equity	$9,829,079	$9,600,538

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Consolidated net income	$599,316	$479,625	$123,505
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	103,482	77,352	67,027
Amortization of stock-based compensation	39,225	34,613	33,017
Equity in earnings of affiliated companies	(6,736)	(6,369)	(4,731)
Deferred income taxes	(11,377)	17,133	19,313
Restructuring, integration, and other charges	28,054	24,605	75,720
Settlement of legal matter	3,609	—	—
Non-cash impact of tax matters	—	(11,716)	—
Excess tax benefits from stock-based compensation arrangements	(7,956)	(1,922)	1,731
Other	700	3,302	5,541
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(193,492)	(805,637)	2,302
Inventories	105,150	(497,294)	286,626
Accounts payable	(465,603)	799,142	304,295
Accrued expenses	(74,236)	88,675	(92,587)
Other assets and liabilities	747	19,263	28,096
Net cash provided by operating activities	120,883	220,772	849,855
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(532,568)	(587,087)	(170,064)
Acquisition of property, plant and equipment	(113,941)	(112,254)	(121,516)
Proceeds from sale of properties	—	16,971	1,153
Other	—	—	(272)
Net cash used for investing activities	(646,509)	(682,370)	(290,699)
Cash flows from financing activities:
Change in short-term and other borrowings	(6,172)	9,775	(48,144)
Proceeds from long-term bank borrowings, net	354,000	—	—
Repayment of bank term loan	(200,000)	—	—
Net proceeds from note offering	—	494,325	297,430
Repurchase/repayment of senior notes	(19,324)	(69,545)	(135,658)
Proceeds from exercise of stock options	46,665	8,057	4,234
Excess tax benefits from stock-based compensation arrangements	7,956	1,922	(1,731)
Repurchases of common stock	(197,044)	(173,650)	(2,478)
Net cash provided by (used for) financing activities	(13,919)	270,884	113,653
Effect of exchange rate changes on cash	10,111	(19,972)	12,926
Net increase (decrease) in cash and cash equivalents	(529,434)	(210,686)	685,735
Cash and cash equivalents at beginning of year	926,321	1,137,007	451,272
Cash and cash equivalents at end of year	$396,887	$926,321	$1,137,007
See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2008	$125,048	$1,035,302	$(190,273)	$1,571,005	$172,528	$(36,912)	$352	$2,677,050
Consolidated net income (loss)	—	—	—	123,512	—	—	(7)	123,505
Translation adjustments	—	—	—	—	56,491	—	(8)	56,483
Unrealized gain on investment securities, net	—	—	—	—	—	22,844	—	22,844
Unrealized gain on interest rate swaps designated as cash flow hedges, net	—	—	—	—	—	1,132	—	1,132
Other employee benefit plan items, net	—	—	—	—	—	3,521	—	3,521
Comprehensive income								207,485
Amortization of stock-based compensation	—	33,017	—	—	—	—	—	33,017
Shares issued for stock-based compensation awards	239	(9,604)	13,599	—	—	—	—	4,234
Tax benefits related to stock-based compensation awards	—	(2,011)	—	—	—	—	—	(2,011)
Repurchases of common stock	—	—	(2,478)	—	—	—	—	(2,478)
Balance at December 31, 2009	125,287	1,056,704	(179,152)	1,694,517	229,019	(9,415)	337	2,917,297
Consolidated net income (loss)	—	—	—	479,630	—	—	(5)	479,625
Translation adjustments	—	—	—	—	(21,105)	—	(5)	(21,110)
Unrealized gain on investment securities, net	—	—	—	—	—	5,501	—	5,501
Other employee benefit plan items, net	—	—	—	—	—	2,744	—	2,744
Comprehensive income								466,760
Amortization of stock-based compensation	—	34,613	—	—	—	—	—	34,613
Shares issued for stock-based compensation awards	50	(26,301)	34,308	—	—	—	—	8,057
Tax benefits related to stock-based compensation awards	—	1,178	—	—	—	—	—	1,178
Repurchases of common stock	—	—	(173,650)	—	—	—	—	(173,650)
Purchase of subsidiary shares from noncontrolling interest	—	(2,733)	—	—	—	—	(327)	(3,060)
Balance at December 31, 2010	$125,337	$1,063,461	$(318,494)	$2,174,147	$207,914	$(1,170)	$—	$3,251,195

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2010	$125,337	$1,063,461	$(318,494)	$2,174,147	$207,914	$(1,170)	$—	$3,251,195
Consolidated net income	—	—	—	598,810	—	—	506	599,316
Translation adjustments	—	—	—	—	(49,364)	—	(20)	(49,384)
Unrealized loss on investment securities, net	—	—	—	—	—	(11,886)	—	(11,886)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	—	—	—	—	—	(1,855)	—	(1,855)
Other employee benefit plan items, net	—	—	—	—	—	(14,482)	—	(14,482)
Comprehensive income								521,709
Amortization of stock-based compensation	—	39,225	—	—	—	—	—	39,225
Shares issued for stock-based compensation awards	45	(33,959)	80,579	—	—	—	—	46,665
Tax benefits related to stock-based compensation awards	—	7,548	—	—	—	—	—	7,548
Repurchases of common stock	—	—	(197,044)	—	—	—	—	(197,044)
Acquisition of noncontrolling interests	—	—	—	—	—	—	5,962	5,962
Balance at December 31, 2011	$125,382	$1,076,275	$(434,959)	$2,772,957	$158,550	$(29,393)	$6,448	$3,675,260

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

Goodwill is reviewed for impairment utilizing a two-step process. The first step of the impairment test requires the identification of the reporting units and comparison of the fair value of each of these reporting units to the respective carrying value. The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA (Europe, Middle East, and Africa), and Asia/Pacific and each of the two regional businesses within the global Enterprise Computing Solutions ("ECS") business segment, which are North America and EMEA. If the carrying value of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying value of the reporting unit is higher than its fair value, the second step must be performed to compute the amount of the goodwill impairment, if any. In the second step, the impairment is computed by comparing the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company generally estimates the fair value of a reporting unit using a three-year weighted average multiple of earnings before interest and taxes from comparable companies, which utilizes a look-back approach. The assumptions utilized in the evaluation of the impairment of goodwill under this approach include the identification of reporting units and the selection of comparable companies, which are critical accounting estimates subject to change. Additionally, the company supplements its multiple of earnings look-back approach with a forward-looking discounted cash flow methodology. The assumptions included in the discounted cash flow methodology included forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium.

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

Income Taxes

Income taxes are accounted for under the liability method. Deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. The carrying value of the company's deferred tax assets is dependent upon the company's ability to generate sufficient future taxable income in certain tax jurisdictions. Should the company determine that it is more likely than not that some portion or all of its deferred tax assets will not be realized, a valuation allowance to the deferred tax assets would be established in the period such determination was made.

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2011, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to shareholders by the weighted average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustments, unrealized gains or losses on investment securities and interest rate swaps designated as cash flow hedges, in addition to other employee benefit plan items. Unrealized gains or losses on investment securities are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period of the award on a straight-line basis. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method. The company recorded, as a component of selling, general and administrative expenses, amortization of stock-based compensation of $39,225, $34,613, and $33,017 in 2011, 2010, and 2009, respectively.

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

Effective January 1, 2011, the company adopted FASB Accounting Standards Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements" ("ASU No. 2009-13") and Accounting Standards Update No. 2009-14, "Certain Revenue Arrangements That Include Software Elements" ("ASU No. 2009-14"). ASU No. 2009-13 amends guidance included within ASC Topic 605-25 to require an entity to use an estimated selling price when vendor specific objective evidence or acceptable third party evidence does not exist for any products or services included in a multiple element arrangement. The arrangement consideration should be allocated among the products and services based upon their relative selling prices, thus eliminating the use of the residual method of allocation. ASU No. 2009-13 also requires expanded qualitative and quantitative disclosures regarding significant judgments made and changes in applying this guidance. ASU No. 2009-14 amends guidance included within ASC Topic 985-605 to exclude tangible products containing software components and non-software components that function together to deliver the product's essential functionality. Entities that sell joint hardware and software products that meet this scope exception will be required to follow the guidance of ASU No. 2009-13. The adoption of the provisions of ASU No. 2009-13 and ASU No. 2009-14 did not materially impact the company's consolidated financial position or results of operations.

Shipping and Handling Costs

Shipping and handling costs included in selling, general and administrative expenses totaled $78,666, $61,423, and $54,006 in 2011, 2010, and 2009, respectively.

Impact of Recently Issued Accounting Standards

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, "Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs" ("ASU No. 2011-04"), which amends current guidance to result in common fair value measurement and disclosures between accounting principles generally accepted in the United States and International Financial Reporting Standards. The amendments explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuations standards or affect valuation practices outside of financial reporting. ASU No. 2011-04 clarifies the application of certain existing fair value measurement guidance and expands the disclosures for fair value measurements that are estimated using significant unobservable inputs (Level 3 inputs, as defined in Note 7). The amendments in ASU No. 2011-04 are effective for interim and annual periods beginning after December 15, 2011. The company does not believe that the adoption of the provisions of ASU No. 2011-04 will have a material impact on the company's consolidated financial position or results of operations.

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, "Presentation of Comprehensive Income" ("ASU No. 2011-05"), which improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income ("OCI") by eliminating the option to present components of OCI as part of the statement of changes in stockholders' equity. The amendments in this standard require that all nonowner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Subsequently in December 2011, the FASB issued Accounting Standards Update No. 2011-12, "Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income" ("ASU No. 2011-12"), which indefinitely defers the requirement in ASU No. 2011-05 to present on the face of the financial statements reclassification adjustments for items that are reclassified from OCI to net income in the statement(s) where the components of net income and the components of OCI are presented. The amendments in these standards do not change the items that must be reported in OCI, when an item of OCI must be reclassified to net income, or change the option for an entity to present components

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

of OCI gross or net of the effect of income taxes. The amendments in ASU No. 2011-05 and ASU No. 2011-12 are effective for interim and annual periods beginning after December 15, 2011 and are to be applied retrospectively. The adoption of the provisions of ASU No. 2011-05 and ASU No. 2011-12 will not have a material impact on the company's consolidated financial position or results of operations.
In September 2011, the FASB issued Accounting Standards Update No. 2011-08, "Testing Goodwill for Impairment" ("ASU No. 2011-08"), which allows entities to use a qualitative approach to test goodwill for impairment. ASU No. 2011-08 permits an entity to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed two-step goodwill impairment test. Otherwise, the two-step goodwill impairment test is not required. ASU No. 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of the provisions of ASU No. 2011-08 will not have a material impact on the company's consolidated financial position or results of operations.

Reclassification

Certain prior year amounts were reclassified to conform to the current year presentation.

2. Acquisitions

The company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the company's consolidated results from their respective dates of acquisition. The company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. The fair values assigned to identifiable intangible assets acquired were determined primarily by using an income approach which was based on assumptions and estimates made by management. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

2012 Acquisitions

Effective January 1, 2012, the company acquired all the assets and operations of the distribution business of Seed International Ltd., a value-added distributor of embedded products in China and on January 18, 2012, the company announced an agreement to acquire TechTurn, Ltd. ("TechTurn"), a leading provider of electronics asset disposition services that specializes in the processing and sale of technology devices that are returned or recycled from businesses and consumers. TechTurn is subject to customary regulatory approvals and is expected to be completed in the first quarter of 2012. These acquisitions are not expected to have a material impact on the company’s consolidated financial position or results of operations.

2011 Acquisitions

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

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and $26,375 of debt paid at closing. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing services providers in the components business. Nu Horizons has sales facilities and logistics centers throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications, and has over 700 employees globally.

The fair value of the net assets acquired, including identifiable intangible assets, relating to the Nu Horizons acquisition was approximately $162,213, which exceeds the purchase price discussed above of $161,125. Accordingly, the company recognized

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

the excess of the fair value of the net assets acquired over purchase price paid of $1,088 ($668 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase. Prior to recognizing the gain, the company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The company believes it was able to acquire Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by the company was approved by Nu Horizons' shareholders.

Since the dates of the acquisitions, Richardson RFPD and Nu Horizons' sales for the year ended December 31, 2011 of $876,817 were included in the company's consolidated results of operations.

The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Richardson RFPD and Nu Horizons acquisitions:

Accounts receivable, net	$194,312
Inventories	169,881
Property, plant and equipment	11,278
Other assets	6,965
Identifiable intangible assets	90,900
Cost in excess of net assets of companies acquired	31,951
Accounts payable	(98,967)
Accrued expenses	(18,900)
Other liabilities	(4,080)
Noncontrolling interest	(3,239)
Fair value of net assets acquired	380,101
Gain on bargain purchase	(1,088)
Cash consideration paid, net of cash acquired	$379,013

In connection with the Richardson RFPD and Nu Horizons acquisitions, the company allocated the following amounts to identifiable intangible assets:

	Weighted-Average Life
Customer relationships	8 years	$35,400
Trade names	indefinite	49,000
Other intangible assets	(a)	6,500
Total identifiable intangible assets		$90,900

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

The cost in excess of net assets acquired related to the Richardson RFPD acquisition was recorded in the company's global components business segment. Substantially all of the intangible assets related to the Richardson RFPD acquisition are expected to be deductible for income tax purposes.

During 2011, the company also acquired Pansystem S.r.l. ("Pansystem"), a distributor of high-performance wire, cable and interconnect products serving the aerospace and defense market in Italy; Cross Telecom Corporation ("Cross"), a North American service provider of converged and internet protocol technologies and unified communications; the North American IT consulting and professional services division of InScope International, Inc. and INSI Technology Innovation, Inc. (collectively "InScope"), a provider of managed services, enterprise storage management, IT virtualization, disaster recovery, data center migration and consolidation, and cloud computing services; LWP GmbH ("LWP"), a value-added distributor of computing solutions and services in Germany; Chip One Stop, Inc. ("C1S"), a supplier of electronic components to design engineers throughout Japan; and Flection Group B.V. ("Flection"), a provider of electronics asset disposition in Europe. The impact of these acquisitions were not individually significant to the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the company's unaudited consolidated results of operations for 2011 and 2010, as well as the unaudited pro forma consolidated results of operations of the company, as though the Richardson RFPD, Nu Horizons, Pansystem, Cross, InScope, LWP, C1S, and Flection acquisitions occurred on January 1:

	For the Years Ended December 31,
	2011		2010
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$21,390,264	$21,573,260	$18,744,676	$20,082,596
Net income attributable to shareholders	598,810	603,243	479,630	497,415
Net income per share:
Basic	$5.25	$5.29	$4.06	$4.22
Diluted	$5.17	$5.20	$4.01	$4.16

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011 and 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2010 Acquisitions

On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra"), for a purchase price of $101,085, which included $77 of cash acquired. With sales offices and processing centers in strategic locations throughout the United States and a global network of partnerships, Intechra provides fully customized electronics asset disposition services to many Fortune 1000 customers throughout the world. Intechra's service offerings include compliance services, data security and destruction, risk management, redeployment, remarketing, lease return, logistics management, and environmentally responsible recycling of all types of information technology and has approximately 300 employees.

On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252,825, which included $61,898 of debt paid at closing. Shared sells, installs, and maintains communications equipment in North America, including the latest in unified communications, voice and data technologies, contact center, network security, and traditional telephony and has approximately 1,000 employees.

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), for a purchase price of $138,363, which included cash acquired of $4,803 and $27,546 of debt paid at closing. Converge is a global provider of reverse logistics services. Converge, with approximately 350 employees, also has offices in Singapore and Amsterdam, with support centers worldwide.

Since the dates of the acquisitions, Intechra, Shared, and Converge's sales for the year ended December 31, 2010 of $256,505 were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the Intechra, Shared, and Converge acquisitions:

Accounts receivable, net	$91,001
Inventories	11,785
Property, plant and equipment	11,187
Other assets	8,615
Identifiable intangible assets	146,200
Cost in excess of net assets of companies acquired	342,446
Accounts payable	(38,961)
Accrued expenses	(46,328)
Other liabilities	(38,552)
Cash consideration paid, net of cash acquired	$487,393

In connection with the Intechra, Shared, and Converge acquisitions, the company allocated the following amounts to identifiable intangible assets:

	Weighted-Average Life
Customer relationships	10 years	$59,800
Trade names	indefinite	78,000
Developed technology	10 years	1,700
Other intangible assets	(a)	6,700
Total identifiable intangible assets		$146,200

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to two years.

The cost in excess of net assets acquired related to the Intechra and Converge acquisitions was recorded in the company's global components business segment. The cost in excess of net assets acquired related to the Shared acquisition was recorded in the company's global ECS business segment. The intangible assets related to the Shared and Converge acquisitions are not expected to be deductible for income tax purposes. The intangible assets related to the Intechra acquisition are expected to be deductible for income tax purposes.

During 2010, the company also acquired Verical Incorporated ("Verical"), an ecommerce business geared towards meeting the end-of-life components and parts shortage needs of customers; Sphinx Group Limited ("Sphinx"), a United Kingdom-based value-added distributor of security and networking products; Transim Technology Corporation ("Transim"), a service provider of online component design and engineering solutions for technology manufacturers; Eshel Technology Group, Inc. ("ETG"), a solid-state lighting distributor and value-added service provider; and Diasa Informática, S.A. ("Diasa"), a leading European value-added distributor of servers, storage, software, and networking products in Spain and Portugal. The impacts of these acquisitions were not individually significant to the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the company's unaudited consolidated results of operations for 2010 and 2009, as well as the unaudited pro forma consolidated results of operations of the company, as though the Intechra, Shared, Converge, Verical, Sphinx, Transim, ETG, and Diasa acquisitions occurred on January 1:

	For the Years Ended December 31,
	2010		2009
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$18,744,676	$19,326,092	$14,684,101	$15,566,217
Net income attributable to shareholders	479,630	491,688	123,512	130,633
Net income per share:
Basic	$4.06	$4.17	$1.03	$1.09
Diluted	$4.01	$4.11	$1.03	$1.08

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2010 and 2009, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2009 Acquisitions

On December 20, 2009, the company acquired A.E. Petsche Company, Inc. ("Petsche") for a purchase price of $174,100, which includes $4,036 of cash acquired. Petsche is a leading provider of interconnect products, including specialty wire, cable, and harness management solutions, to the aerospace and defense market. With approximately 250 employees, Petsche provides value-added distribution services to over 3,500 customers in the United States, Canada, Mexico, the United Kingdom, France, and Belgium.

Since the date of acquisition, Petsche sales for the year ended December 31, 2009 of $3,605 were included in the company's consolidated results of operations.

The cost in excess of net assets acquired related to the Petsche acquisition was recorded in the company's global components business segment. Substantially all of the intangible assets related to the Petsche acquisition are expected to be deductible for income tax purposes.

The following table summarizes the company's unaudited consolidated results of operations for 2009 as well as the unaudited pro forma consolidated results of operations of the company, as though the Petsche acquisition occurred on January 1, 2009:

	For the Year Ended
	December 31, 2009
	As Reported	Pro Forma
Sales	$14,684,101	$14,867,421
Net income attributable to shareholders	123,512	133,568
Net income per share:
Basic	$1.03	$1.11
Diluted	$1.03	$1.11

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

3. Cost in Excess of Net Assets of Companies Acquired and Intangible Assets, Net

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarters of 2011, 2010, and 2009, the company's annual impairment testing did not result in any indication of impairment.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
December 31, 2009	$473,421	$452,875	$926,296
Acquisitions	197,465	221,781	419,246
Other (primarily foreign currency translation)	(15)	(9,176)	(9,191)
December 31, 2010	670,871	665,480	1,336,351
Acquisitions	94,837	50,685	145,522
Other (primarily foreign currency translation)	(1,756)	(6,784)	(8,540)
December 31, 2011	$763,952	$709,381	$1,473,333

Intangible assets, net, are comprised of the following as of December 31, 2011:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	267,729	(69,762)	197,967
Developed technology	6 years	11,029	(693)	10,336
Procurement agreement	5 years	12,000	(11,400)	600
Other intangible assets	(a)	14,573	(9,713)	4,860
		$484,331	$(91,568)	$392,763

Intangible assets, net, are comprised of the following as of December 31, 2010:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$130,000	$—	$130,000
Customer relationships	12 years	217,294	(47,336)	169,958
Developed technology	10 years	1,700	(57)	1,643
Procurement agreement	5 years	12,000	(9,000)	3,000
Other intangible assets	(a)	8,099	(1,853)	6,246
		$369,093	$(58,246)	$310,847

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $35,359, $21,132, and $15,349 for the years ended December 31, 2011, 2010, and 2009, respectively. Amortization expense for each of the years 2012 through 2016 is estimated to be approximately $32,315, $28,802, $28,271, $27,896, and $26,265, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries at December 31:

	2011	2010
Marubun/Arrow	$45,626	$41,971
Altech Industries	14,953	17,484
	$60,579	$59,455

The equity in earnings (loss) of affiliated companies for the years ended December 31 consists of the following:

	2011	2010	2009
Marubun/Arrow	$5,338	$5,185	$3,745
Altech Industries	1,398	1,184	1,004
Other	—	—	(18)
	$6,736	$6,369	$4,731

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2011, the company's pro-rata share of this debt was approximately $7,700. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2011	2010
Accounts receivable	$4,530,242	$4,140,868
Allowances for doubtful accounts	(48,125)	(37,998)
Accounts receivable, net	$4,482,117	$4,102,870

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

6. Debt

At December 31, 2011 and 2010, short-term borrowings of $33,843 and $61,210, respectively, were primarily utilized to support the working capital requirements of certain international operations.  The weighted average interest rates on these borrowings at December 31, 2011 and 2010 were 3.6% and 1.9%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2011	2010
Revolving credit facility	$74,000	$—
Asset securitization program	280,000	—
Bank term loan, due 2012	—	200,000
6.875% senior notes, due 2013	341,937	349,833
3.375% notes, due 2015	260,461	249,155
6.875% senior debentures, due 2018	198,660	198,450
6.00% notes, due 2020	299,927	299,918
5.125% notes, due 2021	249,278	249,199
7.5% senior debentures, due 2027	197,890	197,750
Interest rate swaps designated as fair value hedges	—	14,082
Other obligations with various interest rates and due dates	25,670	2,816
	$1,927,823	$1,761,203

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2011	2010
6.875% senior notes, due 2013	$352,000	$385,000
3.375% notes, due 2015	250,000	243,000
6.875% senior debentures, due 2018	216,000	218,000
6.00% notes, due 2020	315,000	306,000
5.125% notes, due 2021	247,500	238,000
7.5% senior debentures, due 2027	244,000	204,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

Annual payments of borrowings during each of the years 2012 through 2016 are $33,843, $343,292, $304,221, $260,519, and $74,035, respectively, and $945,756 for all years thereafter.

In August 2011, the company entered into a $1,200,000 revolving credit facility, maturing in August 2016. This new facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. This agreement replaces the company's $800,000 revolving credit facility which was scheduled to expire in January 2012. The company also had a $200,000 term loan which was due in January 2012.  The company repaid the term loan in full in August 2011. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at December 31, 2011). The facility fee related to the revolving credit facility is .225%. At December 31, 2011, the company had $74,000 in outstanding borrowings under the revolving credit facility.  There were no outstanding borrowings under the revolving credit facility at December 31, 2010.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company has an asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries. In December 2011, the company renewed its asset securitization program and, among other things, increased its size from $600,000 to $775,000 and extended its term to a three-year commitment maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2011).  The facility fee is .40%.

At December 31, 2011, the company had $280,000 in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the accompanying consolidated balance sheet, and total collateralized accounts receivable of approximately $1,562,613 were held by AFC and were included in "Accounts receivable, net" in the accompanying consolidated balance sheet. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program. There were no outstanding borrowings under the asset securitization program at December 31, 2010.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2011 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During the fourth quarter of 2011, the company repurchased $17,893 principal amount of its 6.875% senior notes due in 2013. The related loss on the repurchase aggregated $895 ($549 net of related taxes) and was recognized as a loss on prepayment of debt.

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

During 2009, the company repurchased $130,455 principal amount of its 9.15% senior notes due in 2010. The related loss on the repurchase, including the premium paid and write-off of the deferred financing costs, offset by the gain for terminating a portion of the interest rate swaps aggregated $5,312 ($3,228 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt. During 2010, the company repaid the remaining $69,545 principal amount of its 9.15% senior notes upon maturity.

During 2009, the company completed the sale of $300,000 principal amount of 6.00% notes due in 2020. The net proceeds of the offering of $297,430 were used to repay a portion of the previously discussed 9.15% senior notes due in 2010 and for general corporate purposes.

Interest and other financing expense, net, includes interest income of $6,113, $5,052, and $2,964 in 2011, 2010, and 2009, respectively. Interest paid, net of interest income, amounted to $104,340, $80,686, and $79,952 in 2011, 2010, and 2009, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$—	$—	$—	$—
Available-for-sale securities	45,421	—	—	45,421
Interest rate swaps	—	(3,009)	—	(3,009)
Foreign exchange contracts	—	(649)	—	(649)
	$45,421	$(3,658)	$—	$41,763

The following table presents assets/(liabilities) measured at fair value on a recurring basis at December 31, 2010:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$254,296	$282,900	$—	$537,196
Available-for-sale securities	68,746	—	—	68,746
Interest rate swaps	—	14,082	—	14,082
Foreign exchange contracts	—	(494)	—	(494)
	$323,042	$296,488	$—	$619,530

There were no transfers of financial instruments between the three levels of fair value hierarchy between December 31, 2011 and 2010.

Available-For-Sale Securities

The company has a 2.0% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows at December 31:

	2011		2010
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	(371)	24,978	3,726	44,206
Fair value	$9,645	$35,776	$13,742	$55,004

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

The fair values of these investments are included in "Other assets" in the accompanying consolidated balance sheets, and the related unrealized holding gains or losses are included in "Other" in the shareholders' equity section in the accompanying consolidated balance sheets.

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

The fair values of derivative instruments in the consolidated balance sheets are as follows at December 31:

	Asset/(Liability) Derivatives
		Fair Value
	Balance Sheet Location	2011	2010
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other assets	$—	$14,756
Interest rate swaps designated as fair value hedges	Other liabilities	—	(674)
Interest rate swaps designated as cash flow hedges	Other liabilities	(3,009)	—
Foreign exchange contracts designated as cash flow hedges	Other current assets	73	271
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(641)	(177)
Total derivative instruments designated as hedging instruments		(3,577)	14,176
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,218	1,778
Foreign exchange contracts	Accrued expenses	(2,299)	(2,366)
Total derivative instruments not designated as hedging instruments		(81)	(588)
Total		$(3,658)	$13,588

The effect of derivative instruments on the consolidated statement of operations is as follows for the years ended December 31:

	Gain/(Loss) Recognized in Income
	2011	2010	2009
Fair value hedges:
Interest rate swaps (a)	$—	$—	$4,097

Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(3,633)	$1,938	$(8,574)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Cash Flow Hedges		Net Investment Hedges
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Cross-Currency Swaps (c)
2011
Effective portion:
Gain/(loss) recognized in OCI	$(3,009)	$(711)	$—
Gain/(loss) reclassified into income	$—	$53	$—
Ineffective portion:
Gain/(loss) recognized in income	$—	$—	$—

2010
Effective portion:
Gain/(loss) recognized in OCI	$—	$73	$52,158
Gain/(loss) reclassified into income	$—	$(108)	$—
Ineffective portion:
Gain/(loss) recognized in income	$—	$—	$(91)

2009
Effective portion:
Gain/(loss) recognized in OCI	$1,853	$(2,277)	$(7,988)
Gain/(loss) reclassified into income	$—	$94	$—
Ineffective portion:
Gain/(loss) recognized in income	$—	$—	$536

(a)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Loss on prepayment of debt" in the company's consolidated statements of operations.

(b)	The amount of gain/(loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.37% at December 31, 2010), through its maturity.  The swaps were classified as fair value hedges and had a fair value of $14,756 at December 31, 2010. In September 2011, these interest rate swap agreements were terminated for proceeds of $12,203, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread (an effective rate of approximately 1.38% at December 31, 2010), through its maturity. The swaps are classified as fair value hedges and had a negative fair value of $674 at December 31, 2010. In September 2011, these interest rate swap agreements were terminated for proceeds of $11,856, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and will be amortized as a reduction to interest expense over the remaining term of the underlying debt.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $3,009 at December 31, 2011.

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

In May 2006, the company entered into a cross-currency swap, with a maturity date of July 2011, for approximately $100,000 or €78,281. In October 2005, the company entered into a cross-currency swap, with a maturity date of October 2010, for approximately $200,000 or €168,384. These cross-currency swaps hedged a portion of the company's net investment in euro-denominated net assets, by effectively converting the interest expense on $300,000 of long-term debt from U.S. dollars to euros. During 2010, the company paid $2,282, plus accrued interest, to terminate these cross-currency swaps.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts, which are nominal, are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2011 and 2010 was $332,881 and $297,868, respectively.

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

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2011	2010	2009
Current
Federal	$113,937	$88,302	$23,078
State	19,416	13,482	636
International	88,509	80,461	22,389
	221,862	182,245	46,103
Deferred
Federal	25,729	12,143	20,905
State	3,328	4,153	5,995
International	(40,434)	837	(7,587)
	(11,377)	17,133	19,313
	$210,485	$199,378	$65,416

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2011	2010	2009
United States	$405,508	$313,127	$108,106
International	404,293	365,876	80,815
Income before income taxes	$809,801	$679,003	$188,921

Provision at statutory tax rate	$283,430	$237,651	$66,122
State taxes, net of federal benefit	14,784	11,463	4,310
International effective tax rate differential	(48,785)	(61,868)	(42,333)
Change in valuation allowance	(49,826)	11,945	25,803
Other non-deductible expenses	4,744	4,040	2,634
Changes in tax accruals	12,437	(2,145)	8,258
Other	(6,299)	(1,708)	622
Provision for income taxes	$210,485	$199,378	$65,416

In the fourth quarter of 2011, the company recorded a net reduction in the provision for income taxes of $28,928 principally due to a reversal of a valuation allowance on certain international deferred tax assets as a result of a realignment of the company's international business operations.

In 2010, the company recorded a net reduction of the provision for income taxes of $9,404 and a reduction of interest expense of $3,840 ($2,312 net of related taxes) primarily related to the settlement of certain tax matters covering multiple years.

At December 31, 2011, the company had a liability for unrecognized tax benefits of $63,498 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $8,000 is expected to be paid over

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2011	2010
Balance at beginning of year	$66,110	$68,833
Additions based on tax positions taken during a prior period	10,850	14,067
Reductions based on tax positions taken during a prior period	(2,389)	(20,273)
Additions based on tax positions taken during the current period	7,602	5,835
Reductions based on tax positions taken during the current period	—	—
Reductions related to settlement of tax matters	(12,879)	(65)
Reductions related to a lapse of applicable statute of limitations	(5,796)	(2,287)
Balance at end of year	$63,498	$66,110

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2011, 2010, and 2009 the company recognized $2,068, $(1,599), and $4,678, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2011 and 2010, the company had a liability for the payment of interest of $13,411 and $12,348, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2011:

United States - Federal	2008 - present
United States - State	2005 - present
Germany (a)	2007 - present
Hong Kong	2005 - present
Italy (a)	2007 - present
Sweden	2005 - present
United Kingdom	2009 - present

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$79,317	$80,271
Inventory adjustments	39,595	33,004
Allowance for doubtful accounts	14,401	9,271
Accrued expenses	61,589	58,312
Interest carryforward	52,606	47,247
Stock-based compensation awards	12,330	13,503
Other comprehensive income items	12,475	—
Goodwill	—	8,462
Other	—	4,394
	272,313	254,464
Valuation allowance	(30,675)	(80,501)
Total deferred tax assets	$241,638	$173,963

Deferred tax liabilities:
Goodwill	$(9,060)	$—
Depreciation	(57,346)	(21,055)
Intangible assets	(60,100)	(55,858)
Other	(1,916)	(3,263)
Total deferred tax liabilities	$(128,422)	$(80,176)
Total net deferred tax assets	$113,216	$93,787

At December 31, 2011, certain international subsidiaries had tax loss carryforwards of approximately $156,335 expiring in various years after 2012 and deferred tax assets related to the tax loss carryforwards of the international subsidiaries in the amount of $44,654 were recorded with a corresponding valuation allowance of $26,321.

The company also has Federal net operating loss carryforwards of approximately $88,244 and $81,523 at December 31, 2011 and 2010, respectively, which relate to recently acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2020. As of December 31, 2011 and 2010, the company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of approximately of $72,155 and $56,866, respectively, of these Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,616,108 at December 31, 2011. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $394,277, $233,852, and $90,340 in 2011, 2010, and 2009, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

9. Restructuring, Integration, and Other Charges

In 2011, 2010, and 2009, the company recorded restructuring, integration, and other charges of $37,811 ($28,054 net of related taxes or $.25 and $.24 on a basic and diluted basis, respectively), $33,494 ($24,605 net of related taxes or $.21 per share on both a basic and diluted basis), and $105,514 ($75,720 net of related taxes or $.63 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31, 2011, 2010, and 2009:

	2011	2010	2009
Restructuring charges - current period actions	$23,818	$21,641	$100,274
Restructuring and integration charges (credits) - actions taken in prior periods	(689)	(559)	1,364
Acquisition-related expenses	14,682	12,412	3,876
	$37,811	$33,494	$105,514

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $23,818 and activity in the related restructuring accrual for 2011:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$17,474	$5,387	$957	$23,818
Payments	(11,830)	(2,213)	(957)	(15,000)
Foreign currency translation	(127)	16	—	(111)
December 31, 2011	$5,517	$3,190	$—	$8,707

The restructuring charge of $23,818 in 2011 primarily includes personnel costs of $17,474 and facilities costs of $5,387.  The personnel costs are related to the elimination of approximately 280 positions within the global components business segment and approximately 240 positions within the global ECS business segment. The facilities costs are related to exit activities for 18 vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency, primarily related to the integration of recently acquired businesses.

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $21,641 and activity in the related restructuring accrual for 2010 and 2011:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$14,711	$2,329	$4,601	$21,641
Payments	(12,583)	(1,019)	(3,049)	(16,651)
Non-cash usage	—	—	(657)	(657)
Foreign currency translation	(44)	12	79	47
December 31, 2010	2,084	1,322	974	4,380
Restructuring charge (credit)	15	757	(21)	751
Payments	(1,934)	(1,243)	(1,010)	(4,187)
Foreign currency translation	41	(15)	57	83
December 31, 2011	$206	$821	$—	$1,027

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

2009 Restructuring Charge

The following table presents the components of the 2009 restructuring charge of $100,274 and activity in the related restructuring accrual for 2009, 2010, and 2011:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$90,896	$8,016	$1,362	$100,274
Payments	(65,524)	(1,747)	(1,138)	(68,409)
Foreign currency translation	8	18	—	26
December 31, 2009	25,380	6,287	224	31,891
Restructuring charge (credit)	2,397	(2,008)	(23)	366
Payments	(24,418)	(555)	(201)	(25,174)
Foreign currency translation	(1,611)	(399)	—	(2,010)
December 31, 2010	1,748	3,325	—	5,073
Restructuring charge (credit)	(666)	162	—	(504)
Payments	(787)	(1,865)	—	(2,652)
Foreign currency translation	10	50	—	60
December 31, 2011	$305	$1,672	$—	$1,977

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2009

The following table presents the activity in the restructuring and integration accruals during 2009, 2010, and 2011 related to restructuring and integration actions taken prior to 2009:

	Personnel Costs	Facilities	Other	Total
December 31, 2008	$15,108	$10,791	$3,473	$29,372
Restructuring and integration charges (credits)	298	342	724	1,364
Payments	(13,602)	(4,922)	(65)	(18,589)
Non-cash usage	—	—	(2,309)	(2,309)
Foreign currency translation	(76)	465	(1)	388
December 31, 2009	1,728	6,676	1,822	10,226
Restructuring and integration charges (credits)	(255)	(381)	(289)	(925)
Payments	(1,179)	(2,577)	—	(3,756)
Non-cash usage	—	(582)	(104)	(686)
Foreign currency translation	(22)	(224)	(19)	(265)
December 31, 2010	272	2,912	1,410	4,594
Restructuring and integration credits	(48)	(787)	(101)	(936)
Payments	(219)	(746)	—	(965)
Foreign currency translation	(5)	10	—	5
December 31, 2011	$—	$1,389	$1,309	$2,698

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $14,409 at December 31, 2011, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $6,028 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $7,072 relate to vacated leased properties that have scheduled payments of $3,835 in 2012, $1,756 in 2013, $726 in 2014, $386 in 2015, $216 in 2016, and $153 thereafter.

•	Other accruals of $1,309 are expected to be utilized over several years.

Acquisition-Related Expenses

Included in the restructuring, integration, and other charges for 2011 and 2010 are $14,682 and $12,412, respectively, of acquisition-related expenses, primarily consisting of professional fees directly related to recent acquisition activity.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

10. Shareholders' Equity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2008	125,048	5,740	119,308
Shares issued for stock-based compensation awards	239	(418)	657
Repurchases of common stock	—	137	(137)
Common stock outstanding at December 31, 2009	125,287	5,459	119,828
Shares issued for stock-based compensation awards	50	(1,070)	1,120
Repurchases of common stock	—	6,301	(6,301)
Common stock outstanding at December 31, 2010	125,337	10,690	114,647
Shares issued for stock-based compensation awards	45	(2,662)	2,707
Repurchases of common stock	—	5,540	(5,540)
Common stock outstanding at December 31, 2011	125,382	13,568	111,814
The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2011 and 2010.

Share-Repurchase Programs

In July 2011, the company's Board of Directors (the "Board") approved the repurchase of up to $100,000 of the company's common stock through a share-repurchase program. In October 2011, the company's Board approved an additional repurchase of up to $150,000 of the company's common stock. As of December 31, 2011, the company repurchased 3,245,502 shares under these programs with a market value of $99,699 at the dates of repurchase.

11. Net Income Per Share

The following table sets forth the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2011	2010	2009
Net income attributable to shareholders	$598,810	$479,630	$123,512
Net income per share:
Basic	$5.25	$4.06	$1.03
Diluted (a)	$5.17	$4.01	$1.03
Weighted average shares outstanding - basic	114,025	117,997	119,800
Net effect of various dilutive stock-based compensation awards	1,907	1,580	689
Weighted average shares outstanding - diluted	115,932	119,577	120,489

(a)
Stock-based compensation awards for the issuance of 1,051 shares, 3,257 shares, and 3,851 shares for the years ended December 31, 2011, 2010, and 2009, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

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

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment. There were 7,602,876 and 9,489,328 shares available for grant under the Omnibus Plan as of December 31, 2011 and 2010, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options generally become exercisable in equal installments over a four-year period, except for stock options authorized for grant to directors, which become exercisable in equal installments over a two-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2010	4,364,815	$29.63
Granted	416,316	38.85
Exercised	(1,542,917)	30.25
Forfeited	(117,948)	28.30
Outstanding at December 31, 2011	3,120,266	30.61	73	months	$22,430
Exercisable at December 31, 2011	1,914,460	31.66	57	months	$11,672

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2011 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2011, 2010, and 2009 was $17,642, $2,445, and $2,106, respectively.

Cash received from option exercises during 2011, 2010, and 2009 was $46,665, $8,057, and $4,234, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2011, 2010, and 2009 was $19,796, $7,301, and $3,025, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2011	2010	2009
Volatility (percent) (a)	37	37	35
Expected term (in years) (b)	5.5	5.2	5.9
Risk-free interest rate (percent) (c)	2.4	2.4	2.1

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $14.80, $10.39, and $6.07 during 2011, 2010, and 2009, respectively.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance share and/or performance unit awards (collectively "performance awards"). The fair value of a performance award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance awards will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 200% of the initial award; however for the 2010 to 2012 and 2011 to 2013 performance periods, the target metric was from 0% to 175% of the initial award. Compensation expense is recognized using the graded vesting method over the service period, which generally ranges between two and four years, and is adjusted each period based on the current estimate of performance compared to the target metric.

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

Non-Employee Director Awards

The company's Board shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $120. All restricted stock units are settled in common stock one year following the director's separation from the Board.

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director's annual retainer fee is deferred and converted into units based on the fair market value of the company's stock as of the date it was payable. Upon a non-

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

employee director's termination of Board service, each unit in their deferral account will be converted into a share of company stock and distributed to the non-employee director as soon as practicable following such date.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2011:

	Shares	Weighted Average Grant Date Fair Value
Non-vested shares at December 31, 2010	3,242,976	$22.07
Granted	1,084,667	36.42
Vested	(1,245,952)	20.47
Forfeited	(144,972)	27.87
Non-vested shares at December 31, 2011	2,936,719	27.76

As of December 31, 2011, there was $39,294 of total unrecognized compensation cost related to non-vested shares which is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of shares vested during 2011, 2010, and 2009 was $48,055, $24,710, and $8,809, respectively.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most North American employees to acquire shares of the company's common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan in 2011 were $5,222. The company did not make any contributions to the plan in 2010 and 2009.

13. Employee Benefit Plans

Supplemental Executive Retirement Plans ("SERP")

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 9 current and 16 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP. Pension information for the years ended December 31 is as follows:

	2011	2010
Accumulated benefit obligation	$62,891	$53,980
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$61,559	$57,052
Service cost (Arrow SERP)	1,525	1,642
Interest cost	3,308	3,202
Actuarial loss	5,602	2,961
Benefits paid	(3,521)	(3,298)
Projected benefit obligation at end of year	$68,473	$61,559
Funded status	$(68,473)	$(61,559)
Components of net periodic pension cost:
Service cost (Arrow SERP)	$1,525	$1,642
Interest cost	3,308	3,202
Amortization of net loss	787	744
Amortization of prior service cost (Arrow SERP)	41	80
Amortization of transition obligation (Arrow SERP)	—	29
Net periodic pension cost	$5,661	$5,697
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.75%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

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

Benefit payments are expected to be paid as follows:

2012	$3,869
2013	4,089
2014	4,050
2015	4,004
2016	4,206
2017-2021	25,209

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Wyle Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants were permitted to participate in the company's employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2011	2010
Accumulated benefit obligation	$118,191	$108,335
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$108,335	$108,124
Interest cost	5,767	5,770
Actuarial (gain)/loss	9,630	(162)
Benefits paid	(5,541)	(5,397)
Projected benefit obligation at end of year	$118,191	$108,335
Changes in plan assets:
Fair value of plan assets at beginning of year	$80,362	$75,408
Actual return on plan assets	(2,956)	9,491
Company contributions	9,854	860
Benefits paid	(5,541)	(5,397)
Fair value of plan assets at end of year	$81,719	$80,362
Funded status	$(36,472)	$(27,973)
Components of net periodic pension cost:
Interest cost	$5,767	$5,770
Expected return on plan assets	(6,524)	(5,992)
Amortization of net loss	1,041	3,114
Net periodic pension cost	$284	$2,892
Weighted average assumptions used to determine benefit obligation:
Discount rate	4.75%	5.50%
Expected return on plan assets	7.50%	8.00%
Weighted average assumptions used to determine net periodic pension cost:
Discount rate	5.50%	5.50%
Expected return on plan assets	8.00%	8.25%

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

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $9,854 and $860 in 2011 and 2010, respectively, and expects to make estimated contributions of $4,379 in 2012.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Benefit payments are expected to be paid as follows:

2012	$6,336
2013	6,429
2014	6,543
2015	6,627
2016	6,819
2017-2021	35,547

The fair values of the company's pension plan assets at December 31, 2011, utilizing the fair value hierarchy discussed in Note 7 are as follows:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Common collective trusts	$—	$1,058	$—	$1,058
Equities:
U.S. common stocks	28,102	—	—	28,102
International mutual funds	10,665	—	—	10,665
Index mutual funds	10,436	—	—	10,436
Fixed Income:
Mutual funds	24,181	—	—	24,181
Insurance contracts	—	7,277	—	7,277
Total	$73,384	$8,335	$—	$81,719

The fair values of the company's pension plan assets at December 31, 2010, utilizing the fair value hierarchy discussed in Note 7 are as follows:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Common collective trusts	$—	$843	$—	$843
Equities:
U.S. common stocks	29,802	—	—	29,802
International mutual funds	12,173	—	—	12,173
Index mutual funds	12,410	—	—	12,410
Fixed Income:
Mutual funds	23,214	—	—	23,214
Insurance contracts	—	1,920	—	1,920
Total	$77,599	$2,763	$—	$80,362

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Comprehensive Income Items

In 2011, 2010, and 2009, actuarial (gains)/losses of $15,228, $(368), and $(1,038), respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2011, 2010, and 2009, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: transition obligation of $0, $18, and $251, respectively, prior service cost of $19, $43, and $186, respectively, and an actuarial loss of $1,103, $2,369, and $2,019, respectively.

Included in accumulated other comprehensive at December 31, 2011 and 2010 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $44 and $63, respectively, and unrecognized actuarial losses of $40,243 and $26,332, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2012 are $19 and $2,180, respectively.

Defined Contribution Plan

The company has a defined contribution plan for eligible employees, which qualifies under Section 401(k) of the Internal Revenue Code. The company's contribution to the plan, which is based on a specified percentage of employee contributions, amounted to $10,063, $8,870, and $7,821 in 2011, 2010, and 2009, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $25,265, $20,714, and $17,900 in 2011, 2010, and 2009, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2023. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $74,882, $60,286, and $57,612 in 2011, 2010, and 2009, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2012	$61,749
2013	50,182
2014	32,312
2015	23,222
2016	15,468
Thereafter	26,555

15. Contingencies

Settlement of Legal Matter

During 2011, the company recorded a charge of $5,875 ($3,609 net of related taxes or $.03 per share on both a basic and diluted basis) in connection with the settlement of a legal matter, inclusive of related legal costs. This matter related to a customer dispute that originated in 1997. The company had successfully defended itself in a trial, but the verdict was subsequently overturned, in part, by an appellate court and remanded for a new trial. The company ultimately decided to settle this matter to avoid further legal expense and the burden on management's time that such a trial would entail.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

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

Environmental Matters - Huntsville

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $4,000 was spent to date. The pace of the ongoing remedial investigations, project management and regulatory oversight is likely to increase somewhat and though the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $4,751 during 2011 to $48,954. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2011	2010	2009
Sales:
Global components	$14,853,823	$13,168,381	$9,751,305
Global ECS	6,536,441	5,576,295	4,932,796
Consolidated	$21,390,264	$18,744,676	$14,684,101
Operating income (loss):
Global components	$823,774	$715,333	$318,866
Global ECS	262,893	191,489	167,748
Corporate (a)	(177,824)	(156,047)	(213,827)
Consolidated	$908,843	$750,775	$272,787

(a)
Includes restructuring, integration, and other charges of $37,811, $33,494, and $105,514 in 2011, 2010, and 2009, respectively. Also included in 2011 is a charge of $5,875 related to the settlement of a legal matter.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Total assets, by segment, at December 31 are as follows:

	2011	2010
Global components	$5,974,174	$5,862,386
Global ECS	3,206,788	2,836,006
Corporate	648,117	902,146
Consolidated	$9,829,079	$9,600,538

Sales, by geographic area, for the years ended December 31 are as follows:

	2011	2010	2009
Americas (b)	$10,576,106	$9,111,557	$7,056,745
EMEA	6,889,479	5,633,508	4,248,049
Asia/Pacific	3,924,679	3,999,611	3,379,307
Consolidated	$21,390,264	$18,744,676	$14,684,101

(b)	Includes sales related to the United States of $9,706,593, $8,254,191, and $6,374,447 in 2011, 2010, and 2009, respectively.

Net property, plant and equipment, by geographic area, is as follows:

	2011	2010
Americas (c)	$479,420	$431,066
EMEA	56,552	55,607
Asia/Pacific	20,257	18,867
Consolidated	$556,229	$505,540

(c)	Includes net property, plant and equipment related to the United States of $478,376 and $429,922 at December 31, 2011 and 2010, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly interim reporting calendar that closes on the Saturday following the end of the calendar quarter.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2011
Sales	$5,223,003		$5,539,931		$5,186,857		$5,440,473
Gross profit	722,508		770,147		711,139		744,809
Net income attributable to shareholders	136,309	(b)	156,197	(c)	132,216	(d)	174,088	(e)

Net income per share (a):
Basic	$1.18	(b)	$1.35	(c)	$1.17	(d)	$1.55	(e)
Diluted	$1.16	(b)	$1.33	(c)	$1.15	(d)	$1.53	(e)

2010
Sales	$4,235,366		$4,613,307		$4,657,841		$5,238,162
Gross profit	537,933		588,476		608,794		683,404
Net income attributable to shareholders	87,046	(f)	116,193	(g)	118,502	(h)	157,889	(i)

Net income per share (a):
Basic	$.72	(f)	$.97	(g)	$1.01	(h)	$1.37	(i)
Diluted	$.71	(f)	$.96	(g)	$1.00	(h)	$1.34	(i)

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

(b)
Includes restructuring, integration, and other charges ($7,199 net of related taxes or $.06 per share on both a basic and diluted basis), a charge related to the settlement of a legal matter ($3,609 net of related taxes or $.03 per share on both a basic and diluted basis), and a gain on bargain purchase ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis).

(c)	Includes restructuring, integration, and other charges ($3,584 net of related taxes or $.03 per share on both a basic and diluted basis).

(d)	Includes restructuring, integration, and other charges ($6,048 net of related taxes or $.05 per share on both a basic and diluted basis).

(e)
Includes restructuring, integration, and other charges ($11,223 net of related taxes or $.10 per share on both a basic and diluted basis), an adjustment to the gain on bargain purchase recorded in the first quarter of 2011 ($410 net of related taxes), a loss on prepayment of debt ($549 net of related taxes), and a net reduction in the provision for income taxes ($28,928 net of related taxes or $.26 and $.25 per share on a basic and diluted basis, respectively) principally due to a reversal of valuation allowance on certain international deferred tax assets.

(f)	Includes restructuring, integration, and other charges ($5,545 net of related taxes or $.05 per share on both a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(g)
Includes restructuring, integration, and other charges ($4,095 net of related taxes or $.03 per share on both a basic and diluted basis) and a loss on prepayment of debt ($964 net of related taxes or $.01 per share on both a basic and diluted basis).

(h)	Includes restructuring, integration, and other charges ($9,506 net of related taxes or $.08 per share on both a basic and diluted basis).

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2011 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2011, and concluded that it is effective.

The company acquired eight separate entities over the course of the year ended December 31, 2011, which are included in the company's 2011 consolidated financial statements and constituted 6.0 percent of total assets as of December 31, 2011 and 4.7 percent of the company's consolidated sales and 3.4 percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2011. The company has excluded these eight entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2011, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.'s (the "company") internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eight separate entities that were acquired over the course of the year ended December 31, 2011, which are included in the company's 2011 consolidated financial statements and constituted 6.0 percent of total assets as of December 31, 2011 and 4.7 percent of the sales and 3.4 percent of the net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these eight entities.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2011 and 2010, and the related consolidated statements of operations, equity, and cash flows for each of the three years in the period ended December 31, 2011 and our report dated February 1, 2012 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 1, 2012

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, the company completed the process of installing a new enterprise resource planning ("ERP") system in a select operation in Europe as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company's procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company also conducts extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting, and the company did not experience any significant difficulties to date in connection with this implementation.

There were no other changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, is incorporated herein by reference.

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

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 4, 2012, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.
		Report of Independent Registered Public Accounting Firm	40

		Consolidated Statements of Operations for the years ended December 31, 2011, 2010, and 2009	41

		Consolidated Balance Sheets as of December 31, 2011 and 2010	42

		Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010, and 2009	43

		Consolidated Statements of Equity for the years ended December 31, 2011, 2010, and 2009	44

		Notes to Consolidated Financial Statements	46

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	94

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See Index of Exhibits included on pages 88 - 93

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

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 25, 2010)(incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 1-4482).

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

10(g)	Non-Employee Directors Deferral Plan as of May 15, 1997 (incorporated by reference to Exhibit 99(d) to the company's Registration Statement on Form S-8, Registration No. 333-45631).

10(h)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(i)	Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective January 1, 2009.

10(j)(i)
Employment Agreement, dated as of December 30, 2008, by and between the company and Michael J. Long (incorporated by reference to Exhibit 10(k)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(j)(ii)
Employment Agreement, dated as of December 30, 2008, by and between the company and Peter S. Brown (incorporated by reference to Exhibit 10(k)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(j)(iii)
Employment Agreement, dated as of December 30, 2008, by and between the company and Paul J. Reilly (incorporated by reference to Exhibit 10(k)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2008, Commission File No. 1-4482).

10(j)(iv)
Employment Agreement, dated as of December 30, 2008, by and between the company and Andrew S. Bryant (incorporated by reference to Exhibit 10(k)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(j)(v)
Employment Agreement, dated as of December 30, 2008, by and between the company and Peter Kong (incorporated by reference to Exhibit 10(k)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(j)(vi)	Employment Agreement, dated as of December 30, 2008, by and between the company and M. Catherine Morris.

10(j)(vii)	Employment Agreement, dated as of December 30, 2008, by and between the company and Vincent Melvin.

10(j)(viii)	Offer Letter and Term Sheet, dated as of October 1, 2011, by and between the company and Gretchen Zech.

10(j)(ix)
Form of agreement providing extended separation benefits under certain circumstances between the company and certain employees party to employment agreements, including the employees listed in 10(j)(i)-(viii) above (incorporated by reference to Exhibit 10(k)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(j)(x)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)(xi)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(j)(x) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(k)
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

10(l)
Five-Year Credit Agreement, dated as of August 19, 2011, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agents (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2011, Commission File No. 1-4482).

10(m)(i)
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

10(m)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(m)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(m)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(m)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in (10)(m)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(m)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(m)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(m)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(m)(xviii)
Amendment No. 17 to the Transfer and Administration Agreement, dated as of March 26, 2010, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Forms 8-K and 8-K/A dated March 31, 2010, Commission File No. 1-4482).

10(m)(xix)
Amendment No. 18 to the Transfer and Administration Agreement, dated as of December 15, 2010, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Form 8-K/A dated January 13, 2011, Commission File No.1-4482).

10(m)(xx)	Amendment No. 19 to the Transfer and Administration Agreement, dated as of February 14, 2011, to the Transfer and Administration Agreement in 10(m)(i) above.

10(m)(xxi)
Amendment No. 20 to the Transfer and Administration Agreement, dated as of December 7, 2011, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated December 12, 2011, Commission File No.1-4482).

10(n)(i)
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

10(n)(ii)
Amendment No. 1 to Dealer Agreement dated as of November 9, 1999, between Arrow Electronics, Inc. and J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC), Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated).

10(n)(iii)	Issuing and Paying Agency Agreement, dated as of October 11, 2011, by and between Arrow Electronics, Inc. and JPMorgan Chase Bank, National Association.

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents

101.DEF*	XBRL Taxonomy Definition Linkbase Document

*
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year-ended December 31, 2011	$37,998	$12,957	$5,357	$8,187	$48,125

Year-ended December 31, 2010	$39,674	$5,001	$5,849	$12,526	$37,998

Year-ended December 31, 2009	$52,786	$7,515	$1,001	$21,628	$39,674

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2011, 2010, and 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel, and Secretary
February 1, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 1, 2012:

By:	/s/ Michael J. Long
Michael J. Long, Chairman, President, and Chief Executive Officer

By:	/s/ Paul J. Reilly
Paul J. Reilly, Executive Vice President, Finance and Operations, and Chief Financial Officer

By:	/s/ Jeff Pinkerman
Jeff Pinkerman, Vice President, Corporate Controller, and Chief Accounting Officer

By:	/s/ Barry W. Perry
Barry W. Perry, Lead Independent Director

By:	/s/ Philip K. Asherman
Philip K. Asherman, Director

By:	/s/ Daniel W. Duval
Daniel W. Duval, Director

By:	/s/ Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/ John N. Hanson
John N. Hanson, Director

By:	/s/ Richard S. Hill
Richard S. Hill, Director

By:	/s/ Fran Keeth
Fran Keeth, Director

By:	/s/ Andrew C. Kerin
Andrew C. Kerin, Director

By:	/s/ Stephen C. Patrick
Stephen C. Patrick, Director

By:	/s/ John C. Waddell
John C. Waddell, Director