Form 10-Q
period 2012-03-31
ARROW ELECTRONICS INC
filed 2012-05-01
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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
Yes ☐   No ☒

There were 111,554,742 shares of Common Stock outstanding as of April 27, 2012.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Sales	$4,889,529	$5,223,003
Costs and expenses:
Cost of sales	4,208,950	4,500,495
Selling, general and administrative expenses	455,837	464,920
Depreciation and amortization	29,050	22,938
Restructuring, integration, and other charges	8,243	9,607
Settlement of legal matter	—	5,875
	4,702,080	5,003,835
Operating income	187,449	219,168
Equity in earnings of affiliated companies	2,184	1,213
Gain on bargain purchase	—	1,755
Interest and other financing expense, net	27,132	25,767
Income before income taxes	162,501	196,369
Provision for income taxes	48,778	59,872
Consolidated net income	113,723	136,497
Noncontrolling interests	95	188
Net income attributable to shareholders	$113,628	$136,309
Net income per share:
Basic	$1.01	$1.18
Diluted	$1.00	$1.16
Average number of shares outstanding:
Basic	112,002	115,215
Diluted	114,077	117,428

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Consolidated net income	$113,723	$136,497
Other comprehensive income:
Foreign currency translation adjustments	48,035	82,879
Unrealized gain (loss) on investment securities, net	6,629	(3,665)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	2,764	—
Other employee benefit plan items, net	489	(8)
Other comprehensive income	57,917	79,206
Comprehensive income	171,640	215,703
Less: Comprehensive income (loss) attributable to noncontrolling interest	(99)	188
Comprehensive income attributable to shareholders	$171,739	$215,515

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$739,708	$396,887
Accounts receivable, net	4,207,647	4,482,117
Inventories	2,011,442	1,963,910
Other current assets	210,854	181,677
Total current assets	7,169,651	7,024,591
Property, plant and equipment, at cost:
Land	23,925	23,790
Buildings and improvements	149,936	147,215
Machinery and equipment	962,053	934,558
	1,135,914	1,105,563
Less: Accumulated depreciation and amortization	(572,395)	(549,334)
Property, plant and equipment, net	563,519	556,229
Investments in affiliated companies	63,487	60,579
Intangible assets, net	420,728	392,763
Cost in excess of net assets of companies acquired	1,615,210	1,473,333
Other assets	306,153	321,584
Total assets	$10,138,748	$9,829,079
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,160,135	$3,264,088
Accrued expenses	608,652	660,996
Short-term borrowings, including current portion of long-term debt	30,554	33,843
Total current liabilities	3,799,341	3,958,927
Long-term debt	2,250,463	1,927,823
Other liabilities	280,142	267,069
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2012 and 2011
Issued - 125,424 and 125,382 shares in 2012 and 2011, respectively	125,424	125,382
Capital in excess of par value	1,062,542	1,076,275
Treasury stock (13,877 and 13,568 shares in 2012 and 2011, respectively), at cost	(456,672)	(434,959)
Retained earnings	2,886,585	2,772,957
Foreign currency translation adjustment	206,585	158,550
Other	(19,511)	(29,393)
Total shareholders' equity	3,804,953	3,668,812
Noncontrolling interests	3,849	6,448
Total equity	3,808,802	3,675,260
Total liabilities and equity	$10,138,748	$9,829,079

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 31, 2012	April 2, 2011
Cash flows from operating activities:
Consolidated net income	$113,723	$136,497
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	29,050	22,938
Amortization of stock-based compensation	7,255	10,357
Equity in earnings of affiliated companies	(2,184)	(1,213)
Deferred income taxes	18,961	(1,057)
Restructuring, integration, and other charges	6,141	7,199
Settlement of legal matter	—	3,609
Excess tax benefits from stock-based compensation arrangements	(4,947)	(5,728)
Other	(1,457)	(361)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	334,014	278,549
Inventories	(24,357)	37,981
Accounts payable	(135,198)	(574,003)
Accrued expenses	(64,564)	(43,109)
Other assets and liabilities	(26,102)	(51,328)
Net cash provided by (used for) operating activities	250,335	(179,669)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(160,543)	(379,013)
Acquisition of property, plant and equipment	(22,253)	(18,177)
Net cash used for investing activities	(182,796)	(397,190)
Cash flows from financing activities:
Change in short-term and other borrowings	(9,074)	(3,900)
Proceeds from long-term bank borrowings, net	329,700	190,800
Proceeds from exercise of stock options	10,138	27,150
Excess tax benefits from stock-based compensation arrangements	4,947	5,728
Repurchases of common stock	(57,684)	(46,447)
Net cash provided by financing activities	278,027	173,331
Effect of exchange rate changes on cash	(2,745)	(1,491)
Net increase (decrease) in cash and cash equivalents	342,821	(405,019)
Cash and cash equivalents at beginning of period	396,887	926,321
Cash and cash equivalents at end of period	$739,708	$521,302

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, as filed in the company's Annual Report on Form 10-K.

Quarter End

During the first quarter of 2012, the company began operating on a revised quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter. There were 64 shipping days for both the first quarters of 2012 and 2011.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Acquisitions

The company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the company's consolidated results from their respective dates of acquisition. The company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. In certain circumstances, a portion of purchase price may be contingent upon the achievement of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements by authoritative guidance. The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

2012 Acquisitions

During the first quarter of 2012, the company completed four acquisitions. The aggregate consideration for these four acquisitions was $180,767, which included cash acquired of $7,900, debt paid at closing of $4,383, and $14,850 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

On April 3, 2012, the company announced an agreement to acquire the ALTIMATE Group ("ALTIMATE"), a subsidiary of DCC plc. ALTIMATE is a European value-added distributor of enterprise and midrange computing products, services, and solutions. This acquisition is subject to regulatory approval and is expected to close in the second quarter of 2012. This acquisition is not expected to have a material impact on the company's consolidated financial position or results of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and $26,375 of debt paid at closing. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing service providers in the components business. The fair value of the net assets acquired relating to the Nu Horizons acquisition, including identifiable intangible assets, exceeded the purchase price paid. Accordingly, during the first quarter of 2011, the company recognized the excess of the fair value of the net assets acquired over purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase which was subsequently adjusted downward by $667 ($410 net of related taxes) during the fourth quarter of 2011.

During 2011, the company also completed six additional acquisitions. The aggregate consideration for these six acquisitions was $175,892, which included $22,337 of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the first quarter of 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2011 acquisitions occurred on January 1:

	Quarter Ended
	April 2, 2011
	As Reported	Pro Forma
Sales	$5,223,003	$5,354,821
Net income attributable to shareholders	136,309	140,276
Net income per share:
Basic	$1.18	$1.22
Diluted	$1.16	$1.19

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

During the first quarter of 2012, the company made a payment of $2,526 to increase its ownership in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

Note C – Cost in Excess of Net Assets of Companies Acquired and Intangible Assets, Net

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2011	$763,952	$709,381	$1,473,333
Acquisitions	137,777	—	137,777
Other (primarily foreign currency translation)	(2,717)	6,817	4,100
Balance as of March 31, 2012	$899,012	$716,198	$1,615,210

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	300,939	(77,182)	223,757
Developed technology	6 years	15,759	(1,135)	14,624
Other intangible assets	(a)	9,547	(6,200)	3,347
		$505,245	$(84,517)	$420,728

Intangible assets, net, are comprised of the following as of December 31, 2011:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	267,729	(69,762)	197,967
Developed technology	6 years	11,029	(693)	10,336
Procurement agreement	5 years	12,000	(11,400)	600
Other intangible assets	(a)	14,573	(9,713)	4,860
		$484,331	$(91,568)	$392,763

(a) Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $9,671 and $6,883 for the first quarters of 2012 and 2011, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	March 31, 2012	December 31, 2011
Marubun/Arrow	$47,363	$45,626
Altech Industries	16,124	14,953
	$63,487	$60,579

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	March 31, 2012	April 2, 2011
Marubun/Arrow	$1,616	$817
Altech Industries	568	396
	$2,184	$1,213

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At March 31, 2012, the company's pro-rata share of this debt was approximately $11,200. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31, 2012	December 31, 2011
Accounts receivable	$4,253,528	$4,530,242
Allowances for doubtful accounts	(45,881)	(48,125)
Accounts receivable, net	$4,207,647	$4,482,117

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note F – Debt

At March 31, 2012 and December 31, 2011, short-term borrowings of $30,554 and $33,843, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rates on these borrowings at March 31, 2012 and December 31, 2011 were 3.8% and 3.6%, respectively.

Long-term debt consists of the following:

	March 31, 2012	December 31, 2011
Revolving credit facility	$233,700	$74,000
Asset securitization program	450,000	280,000
6.875% senior notes, due 2013	340,299	341,937
3.375% notes, due 2015	259,779	260,461
6.875% senior debentures, due 2018	198,712	198,660
6.00% notes, due 2020	299,929	299,927
5.125% notes, due 2021	249,297	249,278
7.5% senior debentures, due 2027	197,925	197,890
Other obligations with various interest rates and due dates	20,822	25,670
	$2,250,463	$1,927,823

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 31, 2012	December 31, 2011
6.875% senior notes, due 2013	$352,000	$352,000
3.375% notes, due 2015	257,500	250,000
6.875% senior debentures, due 2018	236,000	216,000
6.00% notes, due 2020	324,000	315,000
5.125% notes, due 2021	255,000	247,500
7.5% senior debentures, due 2027	220,000	244,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at March 31, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $233,700 and $74,000 at March 31, 2012 and December 31, 2011, respectively.

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at March 31, 2012).  The facility fee is .40%.

At March 31, 2012 and December 31, 2011, the company had $450,000 and $280,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,370,130 and $1,562,613, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 31, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $585 and $1,368 for the first quarters of 2012 and 2011, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 31, 2012:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$381,220	$—	$—	$381,220
Available-for-sale securities	54,216	—	—	54,216
Interest rate swaps	—	1,537	—	1,537
Foreign exchange contracts	—	(803)	—	(803)
Contingent consideration	—	—	(15,031)	(15,031)
	$435,436	$734	$(15,031)	$421,139

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$45,421	$—	$—	$45,421
Interest rate swaps	—	(3,009)	—	(3,009)
Foreign exchange contracts	—	(649)	—	(649)
	$45,421	$(3,658)	$—	$41,763

The following table summarizes the Level 3 activity for the first quarter of 2012:

Balance as of December 31, 2011	$—
Fair value of initial contingent consideration	(14,850)
Change in fair value of contingent consideration included in earnings	(181)
Balance as of March 31, 2012	$(15,031)

During the first quarters of 2012 and 2011, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has a 2.0% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair value of the company's available-for-sale securities is as follows:

	March 31, 2012		December 31, 2011
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	1,900	31,502	(371)	24,978
Fair value	$11,916	$42,300	$9,645	$35,776

The fair value of these investments are included in "Other assets" in the company's consolidated balance sheets, and the related unrealized holding gains or losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.

Derivative Instruments

The company uses various financial instruments, including derivative financial instruments, for purposes other than trading.  Derivatives used as part of the company's risk management strategy are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis.

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	March 31, 2012	December 31, 2011
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Other assets	$1,537	$—
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(3,009)
Foreign exchange contracts designated as cash flow hedges	Other current assets	122	73
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(291)	(641)
Total derivative instruments designated as hedging instruments		1,368	(3,577)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,027	2,218
Foreign exchange contracts	Accrued expenses	(1,661)	(2,299)
Total derivative instruments not designated as hedging instruments		(634)	(81)
Total		$734	$(3,658)

The effect of derivative instruments on the consolidated statement of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended
	March 31, 2012	April 2, 2011
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(793)	$(1,703)
Total	$(793)	$(1,703)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Quarter Ended March 31, 2012
Effective portion:
Gain (loss) recognized in other comprehensive income	$4,546	$440
Gain (loss) reclassified into income	$—	$(41)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

Quarter Ended April 2, 2011
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$500
Gain (loss) reclassified into income	$—	$(44)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

(b)
Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(c)	Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Cost of sales" in the company's consolidated statements of operations.

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

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a fair value and a negative fair value of $1,537 and $3,009 at March 31, 2012 and December 31, 2011, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at March 31, 2012 and December 31, 2011 was $322,683 and $332,881, respectively.

Contingent Consideration

In connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of contingent consideration on a quarterly basis. Of the total contingent consideration as of March 31, 2012, $4,305 is included in "Accrued expenses" and $10,726 is included in "Other liabilities" in the company's consolidated balance sheets.

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

Note H – Restructuring, Integration, and Other Charges

During the first quarters of 2012 and 2011, the company recorded restructuring, integration, and other charges of $8,243 ($6,141 net of related taxes or $.05 per share on both a basic and diluted basis) and $9,607 ($7,199 net of related taxes or $.06 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 31, 2012	April 2, 2011
Restructuring charges - current period actions	$5,417	$4,355
Restructuring and integration charges (credits) - actions taken in prior periods	487	(79)
Acquisition-related expenses	2,339	5,331
	$8,243	$9,607

2012 Restructuring Charge

The following table presents the components of the 2012 restructuring charge of $5,417 and activity in the related restructuring accrual for the first quarter of 2012:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$4,608	$103	$706	$5,417
Payments	(2,026)	(10)	—	(2,036)
Non-cash usage	—	—	(706)	(706)
Foreign currency translation	14	—	—	14
Balance as of March 31, 2012	$2,596	$93	$—	$2,689

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The restructuring charge of $5,417 for the first quarter of 2012 primarily includes personnel costs of $4,608, facilities costs of $103, and other charges of $706.  The personnel costs are related to the elimination of approximately 95 positions within the global components business segment and approximately 35 positions within the global ECS business segment. The facilities costs are related to exit activities for a vacated facility in the Americas due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first quarter of 2012 related to the 2011 restructuring:

	Personnel Costs	Facilities	Total
December 31, 2011	$5,517	$3,190	$8,707
Restructuring charge	1,651	190	1,841
Payments	(3,112)	(745)	(3,857)
Foreign currency translation	104	8	112
Balance as of March 31, 2012	$4,160	$2,643	$6,803

Restructuring and Integration Accruals Related to Actions Taken Prior to 2011

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2012 related to restructuring and integration actions taken prior to 2011:

	Personnel Costs	Facilities	Other	Total
December 31, 2011	$511	$3,882	$1,309	$5,702
Restructuring and integration charges (credits)	(85)	40	(1,309)	(1,354)
Payments	(55)	(450)	—	(505)
Foreign currency translation	11	68	—	79
Balance as of March 31, 2012	$382	$3,540	$—	$3,922

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $13,414 at March 31, 2012, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs of $7,138 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $6,276 relate to vacated leased properties that have scheduled payments of $3,354 in 2012, $1,452 in 2013, $637 in 2014, $366 in 2015, $284 in 2016, and $183 thereafter.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges are acquisition-related expenses of $2,339 and $5,331 for the first quarters of 2012 and 2011, respectively, primarily consisting of professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 31, 2012	April 2, 2011
Net income attributable to shareholders	$113,628	$136,309
Weighted average shares outstanding - basic	112,002	115,215
Net effect of various dilutive stock-based compensation awards	2,075	2,213
Weighted average shares outstanding - diluted	114,077	117,428
Net income per share:
Basic	$1.01	$1.18
Diluted (a)	$1.00	$1.16

(a)
Stock-based compensation awards for the issuance of 589 and 256 shares for the first quarters of 2012 and 2011, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note J – Shareholders' Equity

Share-Repurchase Program

During 2011, the company's Board of Directors approved the repurchase of up to $250,000 of the company's common stock through two share-repurchase programs.  As of March 31, 2012, the company repurchased 4,482,609 shares under these programs with a market value of $149,698 at the dates of repurchase.

Note K – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
Components of net periodic benefit costs:
Service cost	$516	$381
Interest cost	2,201	2,274
Expected return on plan assets	(1,509)	(1,656)
Amortization of unrecognized net loss	951	858
Amortization of prior service cost	11	11
Net periodic benefit costs	$2,170	$1,868

Note L - Contingencies

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $31,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight will range from $200 to $300. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $250 to $500.

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

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $583 during 2012 to $49,537. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

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

The receivable for amounts due from E.ON AG for the previously mentioned tax and environmental matters and related litigation are included in "Other Assets" in the company's consolidated balance sheets. The company's basis for the conclusion that recovery of these amounts are probable is based upon its determination that it has appropriate legal rights to seek reimbursement under the indemnification agreement with E.ON AG, as well as the company's ability to seek reimbursement under the various Wyle insurance policies. The timing of the collection of these amounts is contingent upon resolution of the court-facilitated mediation or litigation with E.ON AG, the completion of settlement agreements with certain insurers, and the resolution of litigation currently pending with certain other insurance carriers. The resolution of these matters could likely take several years.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
Sales:
Global components	$3,349,554	$3,886,600
Global ECS	1,539,975	1,336,403
Consolidated	$4,889,529	$5,223,003
Operating income (loss):
Global components	$170,708	$228,881
Global ECS	55,487	39,080
Corporate (a)	(38,746)	(48,793)
Consolidated	$187,449	$219,168

(a)
Includes restructuring, integration, and other charges of $8,243 and $9,607 for the first quarters of 2012 and 2011, respectively. Also included in the first quarter of 2011 is a charge of $5,875 related to the settlement of a legal matter.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, are as follows:

	March 31, 2012	December 31, 2011
Global components	$6,645,773	$5,974,174
Global ECS	2,832,709	3,206,788
Corporate	660,266	648,117
Consolidated	$10,138,748	$9,829,079

Sales, by geographic area, are as follows:

	Quarter Ended
	March 31, 2012	April 2, 2011
Americas (b)	$2,531,780	$2,391,801
EMEA (c)	1,530,027	1,816,564
Asia/Pacific	827,722	1,014,638
Consolidated	$4,889,529	$5,223,003

(b)	Includes sales related to the United States of $2,300,996 and $2,161,349 for the first quarters of 2012 and 2011, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant and equipment, by geographic area, is as follows:

	March 31, 2012	December 31, 2011
Americas (d)	$483,653	$479,420
EMEA	59,474	56,552
Asia/Pacific	20,392	20,257
Consolidated	$563,519	$556,229

(d)	Includes net property, plant and equipment related to the United States of $482,475 and $478,376 at March 31, 2012 and December 31, 2011, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first quarter of 2012, approximately 69% of the company's sales were from the global components business segment, and approximately 31% of the company's sales were from the global ECS business segment.

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

During the first quarter of 2012, the company completed four acquisitions. During 2011, the company also completed six additional acquisitions. The impacts of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position and results of operations.

Consolidated sales for the first quarter of 2012 declined by 6.4%, compared with the year-earlier period, due to a 13.8% decrease in the global components business segment sales, offset, in part, by a 15.2% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of $77.2 million for the first quarter of 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales decreased by 7.9% for the first quarter of 2012.

Net income attributable to shareholders decreased to $113.6 million in the first quarter of 2012, compared with net income attributable to shareholders of $136.3 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2012 and 2011:

•	restructuring, integration, and other charges of $8.2 million ($6.1 million net of related taxes) in 2012 and $9.6 million ($7.2 million net of related taxes) in 2011;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011; and

•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011.

Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the first quarter of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit in the company's global components business segment.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 31, 2012	April 2, 2011	% Change
Global components	$3,350	$3,887	(13.8)%
Global ECS	1,540	1,336	15.2%
Consolidated	$4,890	$5,223	(6.4)%

Consolidated sales for the first quarter of 2012 decreased by $333.5 million, or 6.4%, compared with the year-earlier period. The decrease for the first quarter of 2012 was driven by a decrease in the global components business segment sales of $537.0 million, or 13.8%, offset, in part, by an increase in the global ECS business segment sales of $203.6 million, or 15.2%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of $77.2 million for the first quarter of 2012 compared with the year-earlier period, due to a stronger U.S. dollar. Excluding the impact of foreign currency and pro forma for acquisitions, the company's consolidated sales decreased by 7.9% for the first quarter of 2012.

In the global components business segment, sales for the first quarter of 2012 decreased primarily due to a decline in demand for products globally and by the impact of a stronger U.S. dollar on the translation of the company’s international financial statements. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global components business segment sales decreased by 15.3% for the first quarter of 2012.

In the global ECS business segment, sales for the first quarter of 2012 increased due to higher demand for products in both North America and the EMEA region (defined as Europe, the Middle East, and Africa).  The increase in sales for the first quarter of 2012 was due to growth in storage, services, and software. Excluding the impact of foreign currency and pro forma for acquisitions, the company's global ECS business segment sales increased by 13.8% for the first quarter of 2012.

Gross Profit

The company recorded gross profit of $680.6 million in the first quarter of 2012 compared with $722.5 million in the year-earlier period.  The decrease in gross profit was primarily due to the aforementioned 6.4% decrease in sales during the first quarter of 2012. The gross profit margin for the first quarter of 2012 increased by approximately 10 basis points compared with the year-earlier period due primarily to higher gross margins attributable to recent acquisitions. Excluding the impact of foreign currency and pro forma for acquisitions, gross profit margins decreased approximately 30 basis points for the first quarter of 2012, primarily due to a change in mix of products and customers.

Selling, General and Administrative Expenses and Depreciation and Amortization

Selling, general and administrative expenses decreased $9.1 million, or 2.0%, in the first quarter of 2012 on a sales decrease of 6.4%, compared with the first quarter of 2011.  Selling, general and administrative expenses, as a percentage of sales was 9.3% and 8.9% for the first quarters of 2012 and 2011, respectively. The decrease in selling, general and administrative expenses for the first quarter of 2012 was due to the decrease in sales, offset, in part, by certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses. The dollar increase in selling, general and administrative expenses for the first quarter of 2012 attributable to acquisitions was approximately $30 million.

Depreciation and amortization expense increased by $6.1 million, or 26.6%, for the first quarter of 2012, compared with the year-earlier period, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative and increased depreciation and amortization associated with acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) for the first quarter of 2012 decreased 5.3% on a sales decrease of 7.9%, as compared with the year-earlier period.

Restructuring, Integration, and Other Charges

2012 Charges

The company recorded restructuring, integration, and other charges of $8.2 million ($6.1 million net of related taxes or $.05 per share on both a basic and diluted basis) for the first quarter of 2012. Included in the restructuring, integration, and other charges for the first quarter of 2012 is a restructuring charge of $5.4 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2012 is a charge of $.5 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.3 million.

The restructuring charge of $5.4 million for the first quarter of 2012 primarily includes personnel costs of $4.6 million, facilities costs of $.1 million, and other charges of $.7 million.  The personnel costs are related to the elimination of approximately 95 positions within the global components business segment and approximately 35 positions within the global ECS business segment. The facilities costs are related to exit activities for a vacated facility in the Americas due to the company's continued efforts to streamline its operations and reduce real estate costs. These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Charges

The company recorded restructuring, integration, and other charges of $9.6 million ($7.2 million net of related taxes or $.06 per share on both a basic and diluted basis) for the first quarter of 2011. Included in the restructuring, integration, and other charges for the first quarter of 2011 is a restructuring charge of $4.4 million related to initiatives taken by the company to improve operating efficiencies.  Also included in the restructuring, integration, and other charges for the first quarter of 2011 is a credit of $.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $5.3 million.

The restructuring charge of $4.4 million for the first quarter of 2011 primarily includes personnel costs of $2.1 million and facilities costs of $2.3 million. The personnel costs are related to the elimination of approximately 60 positions within the global components business segment and 10 positions within the global ECS business segment. The facilities costs are related to exit activities for three vacated facilities in the Americas due to the company's continued efforts to streamline its operations and reduce real estate costs.  These initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

As of March 31, 2012, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note H, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

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

Operating Income

The company recorded operating income of $187.4 million, or 3.8% of sales, in the first quarter of 2012, compared with operating income of $219.2 million, or 4.2% of sales, in the year-earlier period.  Included in operating income for the first quarters of 2012 and 2011 were the previously discussed restructuring, integration, and other charges of $8.2 million and $9.6 million, respectively. Also included in operating income for the first quarter of 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter.

Gain on Bargain Purchase

During the first quarter of 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by the company was approved by Nu Horizons' shareholders. During the first quarter of 2011, the company recognized the excess of the fair value of the net assets acquired over the purchase price paid of

$1.8 million ($1.1 million net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase which was subsequently adjusted downward by $.7 million ($.4 million net of related taxes) during the fourth quarter of 2011.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 5.3%, in the first quarter of 2012 to $27.1 million, compared with $25.8 million in the year-earlier period, due primarily to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $48.8 million (an effective tax rate of 30.0%) for the first quarter of 2012.  The company's provision for income taxes and effective tax rate for the first quarter of 2012 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the above-mentioned item, the company's effective tax rate for the first quarter of 2012 was 29.8%.

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

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $113.6 million in the first quarter of 2012, compared with net income attributable to shareholders of $136.3 million in the year-earlier period.  Included in net income attributable to shareholders for the first quarters of 2012 and 2011 were the previously discussed restructuring, integration, and other charges of $6.1 million and $7.2 million, respectively.  Also included in net income attributable to shareholders for the first quarter of 2011 was a charge of $3.6 million related to the settlement of a legal matter and a gain on bargain purchase of $1.1 million. Excluding the above-mentioned items, the decrease in net income attributable to shareholders for the first quarter of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit in the company's global components business segment.

Liquidity and Capital Resources

At March 31, 2012 and December 31, 2011, the company had cash and cash equivalents of $739.7 million and $396.9 million, respectively, of which $700.1 million and $361.5 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2012, the net amount of cash provided by the company's operating activities was $250.3 million, the net amount of cash used for investing activities was $182.8 million, and the net amount of cash provided by financing activities was $278.0 million.  The effect of exchange rate changes on cash was an decrease of $2.7 million.

During the first quarter of 2011, the net amount of cash used for the company's operating activities was $179.7 million, the net amount of cash used for investing activities was $397.2 million, and the net amount of cash provided by financing activities was $173.3 million.  The effect of exchange rate changes on cash was a decrease of $1.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 61.3% and 65.6% at March 31, 2012 and December 31, 2011, respectively.

The net amount of cash provided by the company's operating activities during the first quarter of 2012 was $250.3 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

The net amount of cash used for the company's operating activities during the first quarter of 2011 was $179.7 million and was primarily due to an increase in net working capital to support the increase in sales, offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 15.6% in the first quarter of 2012 compared with 14.3% in the first quarter of 2011.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2012 was $182.8 million, primarily reflecting $160.5 million of cash consideration paid for acquired businesses and $22.3 million for capital expenditures. Included in capital expenditures for the first quarter of 2012 is $14.6 million related to the company's ERP initiative.

During the first quarter of 2012, the company completed four acquisitions for aggregate cash consideration of $158.0 million. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during the first quarter of 2011 was $397.2 million, primarily reflecting $379.0 million of cash consideration paid for acquired businesses and $18.2 million for capital expenditures. Included in capital expenditures for the first quarter of 2011 is $13.3 million related to the company's global ERP initiative.

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

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. Implementation is expected to be phased-in over the next several years. For the full year 2012, the estimated cash flow impact of this initiative is expected to be in the $50 to $60 million range with the impact decreasing by approximately $20 million in 2013. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2012 was $278.0 million. The primary sources of cash from financing activities during the first quarter of 2012 were $329.7 million of net proceeds from long-term bank borrowings, $10.1 million of proceeds from the exercise of stock options, and $4.9 million related to excess tax benefits from stock-based compensation arrangements.  The primary use of cash from financing activities included $57.7 million of repurchases of common stock and a $9.1 million repayment of short-term and other borrowings.

The net amount of cash provided by financing activities during the first quarter of 2011 was $173.3 million. The primary sources of cash from financing activities during the first quarter of 2011 were $190.8 million of net proceeds from long-term bank borrowings, $27.2 million of proceeds from the exercise of stock options, and $5.7 million related to excess tax benefits from stock-based compensation arrangements. The primary use of cash for financing activities included $46.4 million of repurchases of common stock and a $3.9 million repayment of short-term and other borrowings.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at March 31, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $233.7 million and $74.0 million at March 31, 2012 and December 31, 2011, respectively. During the first quarters of 2012 and 2011, the average daily balance outstanding under the revolving credit facility was $236.1 million and $129.0 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at March 31, 2012). The facility fee is .40%. The company had

$450.0 million and $280.0 million in outstanding borrowings under the asset securitization program at March 31, 2012 and December 31, 2011, respectively.  During the first quarters of 2012 and 2011, the average daily balance outstanding under the asset securitization program was $529.0 million and $229.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 31, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.  Since December 31, 2011, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	at March 31, 2012, the company had $233.7 million in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•	at March 31, 2012, the company had $450.0 million in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Program

During 2011, the company's Board of Directors approved the repurchase of up to $250 million of the company's common stock through two share-repurchase programs. As of March 31, 2012, the company repurchased 4,482,609 shares under these programs with a market value of $149.7 million at the dates of repurchase.

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

There were no significant changes during the first quarter of 2012 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2011, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at March 31, 2012 and December 31, 2011 was $322.7 million and $332.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first quarter of 2012, the translation of the company's international financial statements into U.S. dollars resulted in an decrease in sales and operating income of $77.2 million and $3.9 million, respectively, compared with the year-earlier period, due to a stronger U.S. dollar.  Sales and operating income would decrease by approximately $153.3 million and $5.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2012.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At March 31, 2012, approximately 69% of the company's debt was subject to fixed rates, and 31% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first quarter of 2012. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a fair value and a negative fair value of $1.5 million and $3.0 million at March 31, 2012 and December 31, 2011, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2012 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2011, the company's Board of Directors approved the repurchase of up to $250 million of the company's common stock through two share-repurchase programs (the "2011 share-repurchase programs").

The following table shows the share-repurchase activity for the quarter ended March 31, 2012:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through January 31, 2012	—	$—	—	$150,300,608
February 1 through February 29, 2012	1,044,942	40.46	856,285	115,704,073
March 1 through March 31, 2012	380,850	40.44	380,822	100,302,466
Total	1,425,792		1,237,107

(a)
Includes share repurchases under the 2011 share-repurchase programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended March 31, 2012 is 188,685 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF*	XBRL Taxonomy Definition Linkbase Document.

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

ARROW ELECTRONICS, INC.

Date:	May 1, 2012	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer