Form 10-Q
period 2012-06-30
ARROW ELECTRONICS INC
filed 2012-07-30
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
Yes ☐   No ☒

There were 108,802,347 shares of Common Stock outstanding as of July 26, 2012.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales	$5,150,563	$5,539,931	$10,040,092	$10,762,934
Costs and expenses:
Cost of sales	4,463,419	4,769,784	8,672,369	9,270,279
Selling, general and administrative expenses	457,073	490,590	912,910	955,510
Depreciation and amortization	28,035	26,006	57,085	48,944
Restructuring, integration, and other charges	13,347	5,221	21,590	14,828
Settlement of legal matter	—	—	—	5,875
	4,961,874	5,291,601	9,663,954	10,295,436
Operating income	188,689	248,330	376,138	467,498
Equity in earnings of affiliated companies	1,428	1,408	3,612	2,621
Gain on bargain purchase	—	—	—	1,755
Interest and other financing expense, net	28,555	26,536	55,687	52,303
Income before income taxes	161,562	223,202	324,063	419,571
Provision for income taxes	47,081	66,891	95,859	126,763
Consolidated net income	114,481	156,311	228,204	292,808
Noncontrolling interests	98	114	193	302
Net income attributable to shareholders	$114,383	$156,197	$228,011	$292,506
Net income per share:
Basic	$1.04	$1.35	$2.05	$2.54
Diluted	$1.02	$1.33	$2.02	$2.49
Average number of shares outstanding:
Basic	110,433	115,434	111,218	115,323
Diluted	112,031	117,469	113,079	117,463

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Consolidated net income	$114,481	$156,311	$228,204	$292,808
Other comprehensive income:
Foreign currency translation adjustments	(95,669)	30,646	(47,634)	113,525
Unrealized gain (loss) on investment securities, net	(5,582)	(1,057)	1,047	(4,722)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	(6,528)	—	(3,764)	—
Other employee benefit plan items, net	677	(7)	1,166	(15)
Other comprehensive income (loss)	(107,102)	29,582	(49,185)	108,788
Comprehensive income	7,379	185,893	179,019	401,596
Less: Comprehensive income (loss) attributable to noncontrolling interests	94	114	(5)	302
Comprehensive income attributable to shareholders	$7,285	$185,779	$179,024	$401,294

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$325,832	$396,887
Accounts receivable, net	4,401,677	4,482,117
Inventories	2,074,777	1,963,910
Other current assets	223,138	181,677
Total current assets	7,025,424	7,024,591
Property, plant and equipment, at cost:
Land	23,776	23,790
Buildings and improvements	145,934	147,215
Machinery and equipment	975,385	934,558
	1,145,095	1,105,563
Less: Accumulated depreciation and amortization	(573,124)	(549,334)
Property, plant and equipment, net	571,971	556,229
Investments in affiliated companies	62,182	60,579
Intangible assets, net	406,324	392,763
Cost in excess of net assets of companies acquired	1,638,862	1,473,333
Other assets	330,139	321,584
Total assets	$10,034,902	$9,829,079
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,440,928	$3,264,088
Accrued expenses	611,878	660,996
Short-term borrowings, including current portion of long-term debt	27,412	33,843
Total current liabilities	4,080,218	3,958,927
Long-term debt	1,957,873	1,927,823
Other liabilities	273,085	267,069
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2012 and 2011
Issued - 125,424 and 125,382 shares in 2012 and 2011, respectively	125,424	125,382
Capital in excess of par value	1,068,529	1,076,275
Treasury stock (16,637 and 13,568 shares in 2012 and 2011, respectively), at cost	(555,110)	(434,959)
Retained earnings	3,000,968	2,772,957
Foreign currency translation adjustment	110,916	158,550
Other	(30,944)	(29,393)
Total shareholders' equity	3,719,783	3,668,812
Noncontrolling interests	3,943	6,448
Total equity	3,723,726	3,675,260
Total liabilities and equity	$10,034,902	$9,829,079

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2012	July 2, 2011
Cash flows from operating activities:
Consolidated net income	$228,204	$292,808
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	57,085	48,944
Amortization of stock-based compensation	14,146	21,178
Equity in earnings of affiliated companies	(3,612)	(2,621)
Deferred income taxes	16,332	(484)
Restructuring, integration, and other charges	15,843	10,783
Settlement of legal matter	—	3,609
Excess tax benefits from stock-based compensation arrangements	(4,981)	(6,880)
Other	(2,897)	373
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	119,977	113,584
Inventories	(105,821)	(113,804)
Accounts payable	109,425	(410,915)
Accrued expenses	(74,629)	(45,251)
Other assets and liabilities	(58,118)	(56,026)
Net cash provided by (used for) operating activities	310,954	(144,702)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(187,197)	(442,337)
Acquisition of property, plant and equipment	(48,864)	(60,340)
Purchase of cost method investment	(15,000)	—
Net cash used for investing activities	(251,061)	(502,677)
Cash flows from financing activities:
Change in short-term and other borrowings	(12,577)	(6,364)
Proceeds from long-term bank borrowings, net	37,800	292,500
Proceeds from exercise of stock options	10,766	46,146
Excess tax benefits from stock-based compensation arrangements	4,981	6,880
Repurchases of common stock	(157,798)	(96,861)
Net cash provided by (used for) financing activities	(116,828)	242,301
Effect of exchange rate changes on cash	(14,120)	9,781
Net decrease in cash and cash equivalents	(71,055)	(395,297)
Cash and cash equivalents at beginning of period	396,887	926,321
Cash and cash equivalents at end of period	$325,832	$531,024

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly period ended March 31, 2012, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, as filed in the company's Annual Report on Form 10-K.

Quarter End

During the first quarter of 2012, the company began operating on a revised quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter. There were 64 shipping days for both the second quarters of 2012 and 2011 and there were 128 shipping days for both the first six months of 2012 and 2011.

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

2012 Acquisitions

During the first six months of 2012, the company completed five acquisitions. The aggregate consideration for these five acquisitions was $232,161, which included cash acquired of $37,100, debt paid at closing of $28,861, and $10,390 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma consolidated results of operations of the company for the second quarter and first six months of 2012 as though the 2012 acquisitions occurred on January 1, 2012 were also not material.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and $26,375 of debt paid at closing. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing service providers in the components industry. The fair value of the net assets acquired relating to the Nu Horizons acquisition, including identifiable intangible assets, exceeded the purchase price paid. Accordingly, during the first six months of 2011, the company recognized the excess of the fair value of the net assets acquired over the purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase which was subsequently adjusted downward by $667 ($410 net of related taxes) during the fourth quarter of 2011.

During 2011, the company also completed six additional acquisitions. The aggregate consideration for these six acquisitions was $175,892, which included $22,337 of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2012 and 2011 acquisitions occurred on January 1:

	Quarter Ended		Six Months Ended
	July 2, 2011		July 2, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,539,931	$5,690,257	$10,762,934	$11,164,868
Net income attributable to shareholders	156,197	158,842	292,506	302,518
Net income per share:
Basic	$1.35	$1.38	$2.54	$2.62
Diluted	$1.33	$1.35	$2.49	$2.58

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

During the first six months of 2012, the company made a payment of $2,526 to increase its ownership interest in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2011	$763,952	$709,381	$1,473,333
Acquisitions	135,921	35,416	171,337
Other (primarily foreign currency translation)	(2,279)	(3,529)	(5,808)
Balance as of June 30, 2012	$897,594	$741,268	$1,638,862

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of June 30, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	298,442	(83,677)	214,765
Developed technology	5 years	11,791	(1,490)	10,301
Other intangible assets	(a)	9,446	(7,188)	2,258
		$498,679	$(92,355)	$406,324

Intangible assets, net, are comprised of the following as of December 31, 2011:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	267,729	(69,762)	197,967
Developed technology	6 years	11,029	(693)	10,336
Procurement agreement	5 years	12,000	(11,400)	600
Other intangible assets	(a)	14,573	(9,713)	4,860
		$484,331	$(91,568)	$392,763

(a) Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

For a period of time during the second quarter of 2012 the company's stock price traded below book value per share and as such, the company performed an interim impairment test of goodwill. The first step of the impairment test requires the identification of the company's reporting units and comparison of the fair values of each of these reporting units to their respective carrying values. Based upon the results of this step-one analysis, the fair values of each of the company's reporting units were higher than their carrying values and, therefore, goodwill was not deemed to be impaired and a step-two analysis was not required. For purposes of this analysis, the company estimated the fair value for each reporting unit utilizing the income approach in which fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the forecasts.

During the second quarter of 2012, the company also tested indefinite-lived intangible assets for impairment by comparing the fair value of these assets to their respective carrying values. Based upon the results of such tests, the company's indefinite-lived intangible assets were not impaired.

Amortization expense related to identifiable intangible assets was $8,959 and $18,630 for the second quarter and first six months of 2012 and $9,280 and $16,163 for the second quarter and first six months of 2011, respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	June 30, 2012	December 31, 2011
Marubun/Arrow	$47,222	$45,626
Altech Industries	14,960	14,953
	$62,182	$60,579

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Marubun/Arrow	$1,228	$1,175	$2,844	$1,992
Altech Industries	200	233	768	629
	$1,428	$1,408	$3,612	$2,621

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At June 30, 2012, the company's pro-rata share of this debt was approximately $6,650. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note E – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30, 2012	December 31, 2011
Accounts receivable	$4,449,070	$4,530,242
Allowances for doubtful accounts	(47,393)	(48,125)
Accounts receivable, net	$4,401,677	$4,482,117

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note F – Debt

At June 30, 2012 and December 31, 2011, short-term borrowings of $27,412 and $33,843, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rates on these borrowings at June 30, 2012 and December 31, 2011 were 4.2% and 3.6%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	June 30, 2012	December 31, 2011
Revolving credit facility	$191,800	$74,000
Asset securitization program	200,000	280,000
6.875% senior notes, due 2013	338,661	341,937
3.375% notes, due 2015	259,096	260,461
6.875% senior debentures, due 2018	198,764	198,660
6.00% notes, due 2020	299,931	299,927
5.125% notes, due 2021	249,317	249,278
7.5% senior debentures, due 2027	197,960	197,890
Other obligations with various interest rates and due dates	22,344	25,670
	$1,957,873	$1,927,823

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	June 30, 2012	December 31, 2011
6.875% senior notes, due 2013	$348,700	$352,000
3.375% notes, due 2015	257,500	250,000
6.875% senior debentures, due 2018	234,000	216,000
6.00% notes, due 2020	330,000	315,000
5.125% notes, due 2021	262,500	247,500
7.5% senior debentures, due 2027	226,000	244,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at June 30, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $191,800 and $74,000 at June 30, 2012 and December 31, 2011, respectively.

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at June 30, 2012).  The facility fee is .40%.

At June 30, 2012 and December 31, 2011, the company had $200,000 and $280,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,516,599 and $1,562,613, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 30, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest income of $650 and $1,235 for the second quarter and first six months of 2012 and $1,411 and $2,779 for the second quarter and first six months of 2011, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 30, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$46,478	$—	$—	$46,478
Interest rate swaps	—	(9,088)	—	(9,088)
Foreign exchange contracts	—	(1,339)	—	(1,339)
Contingent consideration	—	—	(11,156)	(11,156)
	$46,478	$(10,427)	$(11,156)	$24,895

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$45,421	$—	$—	$45,421
Interest rate swaps	—	(3,009)	—	(3,009)
Foreign exchange contracts	—	(649)	—	(649)
	$45,421	$(3,658)	$—	$41,763

The following table summarizes the Level 3 activity for the first six months of 2012:

Balance as of December 31, 2011	$—
Fair value of initial contingent consideration	(10,390)
Change in fair value of contingent consideration included in earnings	(766)
Balance as of June 30, 2012	$(11,156)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first six months of 2012 and 2011, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	June 30, 2012		December 31, 2011
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	203	25,461	(371)	24,978
Fair value	$10,219	$36,259	$9,645	$35,776

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

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	June 30, 2012	December 31, 2011
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Other liabilities	$(9,088)	$(3,009)
Foreign exchange contracts designated as cash flow hedges	Other current assets	28	73
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(418)	(641)
Total derivative instruments designated as hedging instruments		(9,478)	(3,577)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	964	2,218
Foreign exchange contracts	Accrued expenses	(1,913)	(2,299)
Total derivative instruments not designated as hedging instruments		(949)	(81)
Total		$(10,427)	$(3,658)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(552)	$(1,474)	$(1,345)	$(3,177)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$(10,625)	$(204)	$(6,079)	$236
Gain (loss) reclassified into income	$—	$(16)	$—	$(57)
Ineffective portion:
Gain (loss) recognized into income	$—	$—	$—	$—

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	July 2, 2011		July 2, 2011
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$215	$—	$715
Gain (loss) reclassified into income	$—	$83	$—	$39
Ineffective portion:
Gain (loss) recognized into income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $9,088 and $3,009 at June 30, 2012 and December 31, 2011, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at June 30, 2012 and December 31, 2011 was $306,531 and $332,881, respectively.

Contingent Consideration

In connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Of the total contingent consideration as of June 30, 2012, $3,456 is included in "Accrued expenses" and $7,700 is included in "Other liabilities" in the company's consolidated balance sheets.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note H – Restructuring, Integration, and Other Charges

During the second quarters of 2012 and 2011, the company recorded restructuring, integration, and other charges of $13,347 ($9,702 net of related taxes or $.09 per share on both a basic and diluted basis) and $5,221 ($3,584 net of related taxes or $.03 per share on both a basic and diluted basis), respectively.

During the first six months of 2012 and 2011, the company recorded restructuring, integration, and other charges of $21,590 ($15,843 net of related taxes or $.14 per share on both a basic and diluted basis) and $14,828 ($10,783 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Restructuring charges - current period actions	$9,430	$4,277	$14,847	$8,632
Restructuring and integration charges (credits) - actions taken in prior periods	(60)	(1,287)	427	(1,366)
Acquisition-related expenses	3,977	2,231	6,316	7,562
	$13,347	$5,221	$21,590	$14,828

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2012 Restructuring Charge

The following table presents the components of the 2012 restructuring charge of $14,847 and activity in the related restructuring accrual for the first six months of 2012:

	Personnel Costs	Facilities	Asset Write-down	Total
Restructuring charge	$10,366	$331	$4,150	$14,847
Payments	(5,304)	(115)	—	(5,419)
Non-cash usage	—	—	(4,150)	(4,150)
Foreign currency translation	(6)	—	—	(6)
Balance as of June 30, 2012	$5,056	$216	$—	$5,272

The restructuring charge of $14,847 for the first six months of 2012 primarily includes personnel costs of $10,366, facilities costs of $331, and asset write-downs of $4,150.  The personnel costs are related to the elimination of approximately 185 positions within the global components business segment and approximately 85 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which causes these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first six months of 2012 related to the 2011 restructuring:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2011	$5,517	$3,190	$8,707
Restructuring charge (credit)	2,234	(245)	1,989
Payments	(5,435)	(1,100)	(6,535)
Foreign currency translation	(50)	4	(46)
Balance as of June 30, 2012	$2,266	$1,849	$4,115

Restructuring and Integration Accruals Related to Actions Taken Prior to 2011

The following table presents the activity in the restructuring and integration accruals for the first six months of 2012 related to restructuring and integration actions taken prior to 2011:

	Personnel Costs	Facilities	Other	Total
Balance as of December 31, 2011	$511	$3,882	$1,309	$5,702
Restructuring and integration credits	(121)	(132)	(1,309)	(1,562)
Payments	(60)	(768)	—	(828)
Foreign currency translation	(7)	(9)	—	(16)
Balance as of June 30, 2012	$323	$2,973	$—	$3,296

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $12,683 at June 30, 2012, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $7,645 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $5,038 relate to vacated leased properties that have scheduled payments of $2,015 in 2012, $1,437 in 2013, $776 in 2014, $346 in 2015, $283 in 2016, and $181 thereafter.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges are acquisition-related expenses of $3,977 and $6,316 for the second quarter and first six months of 2012 and $2,231 and $7,562 for the second quarter and first six months of 2011, respectively, primarily consisting of professional fees directly related to recent acquisition activity.

Note I – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Net income attributable to shareholders	$114,383	$156,197	$228,011	$292,506
Weighted average shares outstanding - basic	110,433	115,434	111,218	115,323
Net effect of various dilutive stock-based compensation awards	1,598	2,035	1,861	2,140
Weighted average shares outstanding - diluted	112,031	117,469	113,079	117,463
Net income per share:
Basic	$1.04	$1.35	$2.05	$2.54
Diluted (a)	$1.02	$1.33	$2.02	$2.49

(a)
Stock-based compensation awards for the issuance of 1,552 and 804 shares for the second quarter and first six months of 2012 and 398 and 342 shares for the second quarter and first six months of 2011, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note J – Shareholders' Equity

Share-Repurchase Program

In October 2011, the company's Board of Directors (the "Board") approved the repurchase of up to $150,000 of the company's common stock through a share-repurchase program. In June 2012, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of June 30, 2012, the company repurchased 4,035,802 shares under these programs with a market value of $149,664 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Components of net periodic benefit costs:
Service cost	$516	$381	$1,032	$762
Interest cost	2,201	2,274	4,402	4,548
Expected return on plan assets	(1,509)	(1,656)	(3,018)	(3,312)
Amortization of unrecognized net loss	951	858	1,902	1,716
Amortization of prior service cost	11	11	22	22
Net periodic benefit costs	$2,170	$1,868	$4,340	$3,736

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

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA ("Airtronic") and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. However, that decision has been appealed by the plaintiff. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $31,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight to be $200. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost between $250 to $500.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $11,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $12,500 to $24,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the consent decree is not yet known, and, accordingly, the associated costs have yet to be determined.

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company increased the receivable for amounts due from E.ON AG by $1,036 during 2012 to $49,990. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $13,000 from them as of June 30, 2012. However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage. In July 2012, the company received a payment of $8,750 pursuant to a settlement with one of these policy carriers in the form of a policy buy-back.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Sales:
Global components	$3,453,687	$3,875,331	$6,803,241	$7,761,931
Global ECS	1,696,876	1,664,600	3,236,851	3,001,003
Consolidated	$5,150,563	$5,539,931	$10,040,092	$10,762,934
Operating income (loss):
Global components	$170,524	$224,035	$341,232	$452,916
Global ECS	65,961	63,690	121,448	102,770
Corporate (a)	(47,796)	(39,395)	(86,542)	(88,188)
Consolidated	$188,689	$248,330	$376,138	$467,498

(a)
Includes restructuring, integration, and other charges of $13,347 and $21,590 for the second quarter and first six months of 2012 and $5,221 and $14,828 for the second quarter and first six months of 2011, respectively. Also included in the first six months of 2011 is a charge of $5,875 related to the settlement of a legal matter.

Total assets, by segment, are as follows:

	June 30, 2012	December 31, 2011
Global components	$6,335,830	$5,974,174
Global ECS	3,031,486	3,206,788
Corporate	667,586	648,117
Consolidated	$10,034,902	$9,829,079

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2012	July 2, 2011	June 30, 2012	July 2, 2011
Americas (b)	$2,703,706	$2,728,486	$5,235,486	$5,120,287
EMEA (c)	1,488,294	1,792,023	3,018,321	3,608,587
Asia/Pacific	958,563	1,019,422	1,786,285	2,034,060
Consolidated	$5,150,563	$5,539,931	$10,040,092	$10,762,934

(b)
Includes sales related to the United States of $2,493,567 and $4,794,563 for the second quarter and first six months of 2012 and $2,519,496 and $4,680,845 for the second quarter and first six months of 2011, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant and equipment, by geographic area, is as follows:

	June 30, 2012	December 31, 2011
Americas (d)	$490,698	$479,420
EMEA	60,335	56,552
Asia/Pacific	20,938	20,257
Consolidated	$571,971	$556,229

(d)	Includes net property, plant and equipment related to the United States of $489,485 and $478,376 at June 30, 2012 and December 31, 2011, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first six months of 2012, approximately 68% of the company's sales were from the global components business segment, and approximately 32% of the company's sales were from the global ECS business segment.

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

During the first six months of 2012, the company completed five acquisitions. During 2011, the company completed six additional acquisitions. The impacts of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position and results of operations.

Consolidated sales for the second quarter of 2012 decreased by 7.0%, compared with the year-earlier period, due to a 10.9% decrease in the global components business segment sales, offset, in part, by a 1.9% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of $199.9 million for the second quarter of 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency, the company's consolidated sales decreased by 4.9% for the second quarter of 2012, principally due to weaker overall market conditions.

Net income attributable to shareholders decreased to $114.4 million in the second quarter of 2012, compared with net income attributable to shareholders of $156.2 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Second quarters of 2012 and 2011:

•	restructuring, integration, and other charges of $13.3 million ($9.7 million net of related taxes) in 2012 and $5.2 million ($3.6 million net of related taxes) in 2011.

First six months of 2012 and 2011:

•	restructuring, integration, and other charges of $21.6 million ($15.8 million net of related taxes) in 2012 and $14.8 million ($10.8 million net of related taxes) in 2011;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011; and

•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011.

Excluding the aforementioned items, the decrease in net income attributable to shareholders for the second quarter of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted due to increased competitive pricing pressure in both the company's business segments, as well as a change in mix of products and customers. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	June 30, 2012	July 2, 2011	% Change
Second Quarter Ended:
Global components	$3,454	$3,875	(10.9)%
Global ECS	1,697	1,665	1.9%
Consolidated	$5,151	$5,540	(7.0)%

Six Months Ended:
Global components	$6,803	$7,762	(12.4)%
Global ECS	3,237	3,001	7.9%
Consolidated	$10,040	$10,763	(6.7)%

Consolidated sales for the second quarter and first six months of 2012 decreased by $389.4 million, or 7.0%, and $722.8 million, or 6.7%, respectively, compared with the year-earlier periods. The decrease for the second quarter and first six months of 2012 was driven by a decrease in the global components business segment sales of $421.6 million, or 10.9%, and $958.7 million, or 12.4%, respectively, offset, in part, by an increase in the global ECS business segment sales of $32.3 million, or 1.9%, and $235.8 million, or 7.9%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of $199.9 million and $277.1 million for the second quarter and first six months of 2012, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency, the company's consolidated sales decreased by 4.9% and 6.2%, for the second quarter and first six months of 2012, respectively, principally due to weaker overall market conditions.

In the global components business segment, sales for the second quarter and first six months of 2012 decreased primarily due to a global decline in demand for products and by the impact of a stronger U.S. dollar on the translation of the company's international financial statements offset, in part, by the impact of recently acquired businesses. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global components business segment sales decreased by 8.9% and 12.1% for the second quarter and first six months of 2012, respectively.

In the global ECS business segment, sales for the second quarter and first six months of 2012 increased due to higher demand for products in both North America and the EMEA region (defined as Europe, the Middle East, and Africa).  The increase in sales for the second quarter and first six months of 2012 was due to growth in services, storage, and software offset, in part, by declines in servers. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global ECS business segment sales increased by 4.0% and 8.5% for the second quarter and first six months of 2012, respectively.

Gross Profit

The company recorded gross profit of $687.1 million and $1.37 billion in the second quarter and first six months of 2012, respectively, compared with $770.1 million and $1.49 billion in the year-earlier periods.  The decrease in gross profit was primarily due to the aforementioned 7.0% and 6.7% decrease in sales during the second quarter and first six months of 2012, respectively. Gross profit margins for the second quarter and first six months of 2012 decreased by approximately 60 and 20 basis points, respectively, compared with the year-earlier periods, due to increased competitive pricing pressure in both the company's business segments, as well as a change in mix of products and customers. Pro forma for acquisitions and excluding the impact of foreign currency, gross profit margins decreased by approximately 80 and 50 basis points, respectively, for the second quarter and first six months of 2012.

Selling, General and Administrative Expenses and Depreciation and Amortization

Selling, general and administrative expenses decreased $33.5 million, or 6.8%, in the second quarter of 2012 on a sales decrease of 7.0%, compared with the second quarter of 2011 and decreased $42.6 million, or 4.5%, in the first six months of 2012 on a sales decrease of 6.7%, compared with the first six months of 2011. Selling, general and administrative expenses, as a percentage of sales was 8.9% and 9.1% for the second quarter and first six months of 2012, respectively, compared with 8.9% in both the year-earlier periods. The dollar decrease in selling, general and administrative expenses was primarily due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales. This was offset, in part, by selling, general and administrative expenses for certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses. The effect of acquisitions on selling, general and administrative expenses for the second quarter and first six months of 2012 was an increase of approximately $10 million and $40 million, respectively.

Depreciation and amortization expense increased by $2.0 million, or 7.8%, and $8.1 million, or 16.6%, for the second quarter and first six months of 2012, respectively, compared with the year-earlier periods, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative and increased depreciation and amortization associated with acquisitions.

Excluding the impact of foreign currency and pro forma for acquisitions, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) for the second quarter of 2012 decreased 5.6% on a sales decrease of 4.9%, as compared with the year-earlier period. Pro forma for acquisitions and excluding the impact of foreign currency, operating expenses for the first six months of 2012 decreased 5.2% on a sales decrease of 6.2%, compared with the year-earlier period.

Restructuring, Integration, and Other Charges

2012 Charges

The company recorded restructuring, integration, and other charges of $13.3 million ($9.7 million net of related taxes or $.09 per share on both a basic and diluted basis) and $21.6 million ($15.8 million net of related taxes or $.14 per share on both a basic and diluted basis) for the second quarter and first six months of 2012, respectively.  Included in the restructuring, integration, and other charges for the second quarter and first six months of 2012 are restructuring charges of $9.4 million and $14.8 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2012 is a credit of $.1 million and a charge of $.4 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $4.0 million and $6.3 million, respectively.

The restructuring charges of $9.4 million and $14.8 million for the second quarter and first six months of 2012, respectively, include personnel costs of $5.8 million and $10.4 million, facilities costs of $.2 million and $.3 million, and asset write-downs of $3.4 million and $4.2 million, respectively.  The personnel costs are related to the elimination of approximately 185 positions within the global components business segment and approximately 85 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which causes these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Charges

The company recorded restructuring, integration, and other charges of $5.2 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and $14.8 million ($10.8 million net of related taxes or $.09 per share on both a basic and diluted basis) for the second quarter and first six months of 2011, respectively. Included in the restructuring, integration, and other charges for the second quarter and first six months of 2011 are restructuring charges of $4.3 million and $8.6 million, respectively, related to initiatives taken by the company to improve operating efficiencies, primarily attributable to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2011 are credits of $1.3 million and $1.4 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.2 million and $7.6 million, respectively.

The restructuring charges of $4.3 million and $8.6 million for the second quarter and first six months of 2011, respectively, primarily include personnel costs of $3.4 million and $5.5 million and facilities costs of $.7 million and $3.0 million, respectively. The personnel costs are related to the elimination of approximately 100 positions within the global components business segment and approximately 30 positions within the global ECS business segment.  The facilities costs are related to exit activities for ten vacated facilities in the Americas and Europe due to the company's continued efforts to streamline its operations and reduce real estate costs.  These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

As of June 30, 2012, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note H, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

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

Operating Income

The company recorded operating income of $188.7 million, or 3.7% of sales, and $376.1 million, or 3.7% of sales, in the second quarter and first six months of 2012, respectively, as compared with operating income of $248.3 million, or 4.5% of sales, and $467.5 million, or 4.3% of sales, in the year-earlier periods.  Included in operating income for the second quarter and first six months of 2012 were the previously discussed restructuring, integration, and other charges of $13.3 million and $21.6 million, respectively.  Included in operating income for the second quarter and first six months of 2011 were the previously discussed restructuring, integration, and other charges of $5.2 million and $14.8 million, respectively. Also included in operating income for the first six months of 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter.

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

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 7.6% to $28.6 million and 6.5%, to $55.7 million, for the second quarter and first six months of 2012, respectively, compared with the year-earlier periods, due primarily to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $47.1 million and $95.9 million (an effective tax rate of 29.1% and 29.6%) for the second quarter and first six months of 2012, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2012 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the aforementioned item, the company's effective tax rate for the second quarter and first six months of 2012 was 29.0% and 29.4%, respectively.

The company recorded a provision for income taxes of $66.9 million and $126.8 million (an effective tax rate of 30.0% and 30.2%) for the second quarter and first six months of 2011, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2011 was impacted by the previously discussed restructuring, integration, and other charges, charge related to the settlement of a legal matter, and a gain on bargain purchase. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2011 was 30.0% and 30.2%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $114.4 million and $228.0 million in the second quarter and first six months of 2012, respectively, compared with net income attributable to shareholders of $156.2 million and $292.5 million in the year-earlier periods.  Included in net income attributable to shareholders for the second quarter and first six months of 2012 were the previously discussed restructuring, integration, and other charges of $9.7 million and $15.8 million, respectively. Included in net income attributable to shareholders for the second quarter and first six months of 2011 were the previously discussed restructuring, integration, and other charges of $3.6 million and $10.8 million, respectively. Also included in net income attributable to shareholders for the first six months of 2011 was the previously discussed charge of $3.6 million related to the settlement of a legal matter and a gain on bargain purchase of $1.1 million. Excluding the aforementioned items, the decrease in net income attributable to shareholders for the second quarter and first six months of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted due to increased competitive pricing pressure in both the company's business segments, as well as a change in mix of products and customers. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Liquidity and Capital Resources

At June 30, 2012 and December 31, 2011, the company had cash and cash equivalents of $325.8 million and $396.9 million, respectively, of which $284.3 million and $361.5 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2012, the net amount of cash provided by the company's operating activities was $311.0 million, the net amount of cash used for investing activities was $251.1 million, and the net amount of cash used for financing activities was $116.8 million.  The effect of exchange rate changes on cash was a decrease of $14.1 million.

During the first six months of 2011, the net amount of cash used for the company's operating activities was $144.7 million, the net amount of cash used for investing activities was $502.7 million, and the net amount of cash provided by financing activities was $242.3 million.  The effect of exchange rate changes on cash was an increase of $9.8 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.5% and 65.6% at June 30, 2012 and December 31, 2011, respectively.

The net amount of cash provided by the company's operating activities during the first six months of 2012 was $311.0 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

The net amount of cash used for the company's operating activities during the first six months of 2011 was $144.7 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 14.7% in the second quarter of 2012 compared with 14.4% in the second quarter of 2011.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2012 was $251.1 million, reflecting $187.2 million of cash consideration paid for acquired businesses, $48.9 million for capital expenditures, and $15.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first six months of 2012 is $29.8 million related to the company's ERP initiative.

During the first six months of 2012, the company completed five acquisitions for aggregate cash consideration of $184.7 million. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during the first six months of 2011 was $502.7 million, reflecting $442.3 million of cash consideration paid for acquired businesses and $60.3 million for capital expenditures. Included in capital expenditures for the first six months of 2011 is $27.7 million related to the company's global ERP initiative.

During the first six months of 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate cash consideration of $379.0 million. During the first six months of 2011, the company also completed two additional acquisitions, for aggregate cash consideration of $63.3 million.

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. This new ERP system, which replaces multiple legacy systems of the company, is expected to be implemented globally over the next several years. For the full year 2012, the estimated cash flow impact of this initiative is expected to be in the $40 to $60 million range with the impact remaining relatively flat in 2013. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2012 was $116.8 million. The uses of cash from financing activities included $157.8 million of repurchases of common stock and a $12.6 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first six months of 2012 were $37.8 million of net proceeds from long-term bank borrowings, $10.8 million of proceeds from the exercise of stock options, and $5.0 million related to excess tax benefits from stock-based compensation arrangements.

The net amount of cash provided by financing activities during the first six months of 2011 was $242.3 million. The sources of cash from financing activities during the first six months of 2011 were $292.5 million of net proceeds from long-term bank borrowings, $46.1 million of proceeds from the exercise of stock options, and $6.9 million related to excess tax benefits from stock-based compensation arrangements. The uses of cash from financing activities included $96.9 million of repurchases of common stock and a $6.4 million decrease in short-term and other borrowings.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at June 30, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $191.8 million and $74.0 million at June 30, 2012 and December 31, 2011, respectively. During the first six months of 2012 and 2011, the average daily balance outstanding under the revolving credit facility was $243.5 million and $205.1 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at June 30, 2012). The facility fee is .40%. The company had $200.0 million and $280.0 million in outstanding borrowings under the asset securitization program at June 30, 2012 and December 31, 2011, respectively.  During the first six months of 2012 and 2011, the average daily balance outstanding under the asset securitization program was $536.8 million and $305.6 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 30, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In the normal course of business certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and accordingly they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.  Since December 31, 2011, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	at June 30, 2012, the company had $191.8 million in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•	at June 30, 2012, the company had $200.0 million in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Program

In October 2011, the company's Board of Directors (the "Board") approved the repurchase of up to $150 million of the company's common stock through a share-repurchase program. In June 2012, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of June 30, 2012, the company repurchased 4,035,802 shares under these programs with a market value of $149.7 million at the dates of repurchase.

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

There were no significant changes during the first six months of 2012 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at June 30, 2012 and December 31, 2011 was $306.5 million and $332.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first six months of 2012, the translation of the company's international financial statements into U.S. dollars resulted in a decrease in sales and operating income of $277.1 million and $12.6 million, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar.  Sales and operating income would decrease by approximately $302.6 million and $9.9 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2012.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At June 30, 2012, approximately 78% of the company's debt was subject to fixed rates, and 22% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first six months of 2012. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $9.1 million and $3.0 million at June 30, 2012 and December 31, 2011, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2012 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

In October 2011, the company's Board approved the repurchase of up to $150 million of the company's common stock through a share-repurchase program. In June 2012, the company's Board approved an additional repurchase of up to $200 million of the company's common stock (collectively the "Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended June 30, 2012:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
April 1 through April 30, 2012	191	$40.90	—	$100,302,466
May 1 through May 31, 2012	2,594,831	35.81	2,590,632	7,535,391
June 1 through June 30, 2012	215,620	33.39	215,620	200,335,710
Total	2,810,642		2,806,252

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended June 30, 2012 is 4,390 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	July 30, 2012	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer