Form 10-Q
period 2012-09-29
ARROW ELECTRONICS INC
filed 2012-10-31
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2012

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
Yes ☐   No ☒

There were 105,961,998 shares of Common Stock outstanding as of October 26, 2012.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales	$4,962,331	$5,186,857	$15,002,423	$15,949,791
Costs and expenses:
Cost of sales	4,299,612	4,475,718	12,971,981	13,745,997
Selling, general and administrative expenses	456,521	467,325	1,369,431	1,422,835
Depreciation and amortization	27,819	25,804	84,904	74,748
Restructuring, integration, and other charges	14,562	8,848	36,152	23,676
Settlement of legal matter	—	—	—	5,875
	4,798,514	4,977,695	14,462,468	15,273,131
Operating income	163,817	209,162	539,955	676,660
Equity in earnings of affiliated companies	2,154	2,179	5,766	4,800
Gain on bargain purchase	—	—	—	1,755
Interest and other financing expense, net	23,956	25,225	79,643	77,528
Income before income taxes	142,015	186,116	466,078	605,687
Provision for income taxes	38,323	53,738	134,182	180,501
Consolidated net income	103,692	132,378	331,896	425,186
Noncontrolling interests	75	162	268	464
Net income attributable to shareholders	$103,617	$132,216	$331,628	$424,722
Net income per share:
Basic	$.96	$1.17	$3.01	$3.70
Diluted	$.94	$1.15	$2.96	$3.64
Average number of shares outstanding:
Basic	108,301	113,378	110,245	114,680
Diluted	109,894	114,940	112,096	116,557

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Consolidated net income	$103,692	$132,378	$331,896	$425,186
Other comprehensive income:
Foreign currency translation adjustments	29,942	(133,806)	(17,692)	(20,281)
Unrealized gain (loss) on investment securities, net	3,418	(10,142)	4,465	(14,864)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	(1,322)	(176)	(5,086)	(176)
Other employee benefit plan items, net	582	1,599	1,748	1,584
Other comprehensive income (loss)	32,620	(142,525)	(16,565)	(33,737)
Comprehensive income (loss)	136,312	(10,147)	315,331	391,449
Less: Comprehensive income attributable to noncontrolling interests	79	138	74	440
Comprehensive income (loss) attributable to shareholders	$136,233	$(10,285)	$315,257	$391,009

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 29, 2012	December 31, 2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$358,550	$396,887
Accounts receivable, net	4,336,757	4,482,117
Inventories	2,079,446	1,963,910
Other current assets	189,800	181,677
Total current assets	6,964,553	7,024,591
Property, plant and equipment, at cost:
Land	23,855	23,790
Buildings and improvements	149,226	147,215
Machinery and equipment	1,003,816	934,558
	1,176,897	1,105,563
Less: Accumulated depreciation and amortization	(593,744)	(549,334)
Property, plant and equipment, net	583,153	556,229
Investments in affiliated companies	64,232	60,579
Intangible assets, net	424,548	392,763
Cost in excess of net assets of companies acquired	1,705,811	1,473,333
Other assets	333,066	321,584
Total assets	$10,075,363	$9,829,079
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,372,036	$3,264,088
Accrued expenses	702,546	660,996
Short-term borrowings, including current portion of long-term debt	379,470	33,843
Total current liabilities	4,454,052	3,958,927
Long-term debt	1,561,976	1,927,823
Other liabilities	264,006	267,069
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2012 and 2011
Issued - 125,424 and 125,382 shares in 2012 and 2011, respectively	125,424	125,382
Capital in excess of par value	1,077,936	1,076,275
Treasury stock (18,742 and 13,568 shares in 2012 and 2011, respectively), at cost	(629,231)	(434,959)
Retained earnings	3,104,585	2,772,957
Foreign currency translation adjustment	140,858	158,550
Other	(28,266)	(29,393)
Total shareholders' equity	3,791,306	3,668,812
Noncontrolling interests	4,023	6,448
Total equity	3,795,329	3,675,260
Total liabilities and equity	$10,075,363	$9,829,079

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2012	October 1, 2011
Cash flows from operating activities:
Consolidated net income	$331,896	$425,186
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	84,904	74,748
Amortization of stock-based compensation	24,861	30,280
Equity in earnings of affiliated companies	(5,766)	(4,800)
Deferred income taxes	17,966	(478)
Restructuring, integration, and other charges	24,419	16,831
Settlement of legal matter	—	3,609
Excess tax benefits from stock-based compensation arrangements	(5,083)	(7,521)
Other	(4,340)	1,254
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	235,512	136,451
Inventories	(99,523)	(109,633)
Accounts payable	31,915	(508,391)
Accrued expenses	(107,194)	(63,481)
Other assets and liabilities	(42,284)	(19,676)
Net cash provided by (used for) operating activities	487,283	(25,621)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(191,250)	(523,330)
Acquisition of property, plant and equipment	(75,574)	(88,267)
Purchase of cost method investment	(15,000)	—
Net cash used for investing activities	(281,824)	(611,597)
Cash flows from financing activities:
Change in short-term and other borrowings	7,795	(8,156)
Proceeds from (repayment of) long-term bank borrowings, net	(25,000)	597,000
Repayment of bank term loan	—	(200,000)
Proceeds from exercise of stock options	11,481	46,618
Excess tax benefits from stock-based compensation arrangements	5,083	7,521
Repurchases of common stock	(222,795)	(196,802)
Net cash provided by (used for) financing activities	(223,436)	246,181
Effect of exchange rate changes on cash	(20,360)	9,282
Net decrease in cash and cash equivalents	(38,337)	(381,755)
Cash and cash equivalents at beginning of period	396,887	926,321
Cash and cash equivalents at end of period	$358,550	$544,566

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended June 30, 2012 and March 31, 2012, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2011, as filed in the company's Annual Report on Form 10-K.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated three percent of the company's sales for both the third quarter and first nine months of 2012 and approximated four percent of the company's sales for both the third quarter and first nine months of 2011. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Quarter End

During the first quarter of 2012, the company began operating on a revised quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter. There were 63 shipping days for both the third quarters of 2012 and 2011 and there were 191 shipping days for both the first nine months of 2012 and 2011.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In July 2012, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the company's financial position or results of operations.

Note C – Acquisitions

The company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the company's consolidated results from their respective dates of acquisition. The company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. In certain circumstances, a portion of purchase price may be contingent upon the achievement of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements by authoritative guidance (see Note H). The excess of the purchase price over the fair

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

2012 Acquisitions

During the first nine months of 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $327,020, which included cash acquired of $37,330, debt paid at closing of $28,861, and $10,390 of contingent consideration. The aggregate consideration of $327,020 includes $90,576 related to a recent acquisition which was paid shortly after the end of the third quarter. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma consolidated results of operations of the company for the third quarter and first nine months of 2012 as though the 2012 acquisitions occurred on January 1, 2012 were also not material.

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

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and $26,375 of debt paid at closing. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing service providers in the components industry. The fair value of the net assets acquired relating to the Nu Horizons acquisition, including identifiable intangible assets, exceeded the purchase price paid. Accordingly, during the first nine months of 2011, the company recognized the excess of the fair value of the net assets acquired over the purchase price paid of $1,755 ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase which was subsequently adjusted downward by $667 ($410 net of related taxes) during the fourth quarter of 2011.

During 2011, the company completed six additional acquisitions. The aggregate consideration for these six acquisitions was $175,892, which included $22,337 of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2012 and 2011 acquisitions occurred on January 1:

	Quarter Ended		Nine Months Ended
	October 1, 2011		October 1, 2011
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,186,857	$5,334,078	$15,949,791	$16,533,556
Net income attributable to shareholders	132,216	134,332	424,722	437,448
Net income per share:
Basic	$1.17	$1.18	$3.70	$3.81
Diluted	$1.15	$1.17	$3.64	$3.75

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Other

During the first nine months of 2012, the company made a payment of $2,526 to increase its ownership interest in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

Note D – Cost in Excess of Net Assets of Companies Acquired and Intangible Assets, Net

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2011	$763,952	$709,381	$1,473,333
Acquisitions	195,844	36,102	231,946
Other (primarily foreign currency translation)	(508)	1,040	532
Balance as of September 29, 2012	$959,288	$746,523	$1,705,811

Intangible assets, net, are comprised of the following as of September 29, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,757	(91,637)	234,120
Developed technology	5 years	12,006	(2,121)	9,885
Other intangible assets	(a)	4,990	(3,447)	1,543
		$521,753	$(97,205)	$424,548

Intangible assets, net, are comprised of the following as of December 31, 2011:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	267,729	(69,762)	197,967
Developed technology	6 years	11,029	(693)	10,336
Procurement agreement	5 years	12,000	(11,400)	600
Other intangible assets	(a)	14,573	(9,713)	4,860
		$484,331	$(91,568)	$392,763

(a) Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $8,742 and $27,372 for the third quarter and first nine months of 2012 and $9,268 and $25,431 for the third quarter and first nine months of 2011, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	September 29, 2012	December 31, 2011
Marubun/Arrow	$49,224	$45,626
Altech Industries	15,008	14,953
	$64,232	$60,579

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Marubun/Arrow	$1,840	$1,686	$4,684	$3,678
Altech Industries	314	493	1,082	1,122
	$2,154	$2,179	$5,766	$4,800

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At September 29, 2012, the company's pro-rata share of this debt was approximately $5,850. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 29, 2012	December 31, 2011
Accounts receivable	$4,390,072	$4,530,242
Allowances for doubtful accounts	(53,315)	(48,125)
Accounts receivable, net	$4,336,757	$4,482,117

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 29, 2012	December 31, 2011
6.875% senior notes, due 2013	$337,022	$—
Short-term borrowings in various countries	42,448	33,843
	$379,470	$33,843

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at September 29, 2012 and December 31, 2011 was 3.6% for both periods.

Long-term debt consists of the following:

	September 29, 2012	December 31, 2011
Revolving credit facility	$94,000	$74,000
Asset securitization program	235,000	280,000
6.875% senior notes, due 2013	—	341,937
3.375% notes, due 2015	258,414	260,461
6.875% senior debentures, due 2018	198,817	198,660
6.00% notes, due 2020	299,934	299,927
5.125% notes, due 2021	249,337	249,278
7.5% senior debentures, due 2027	197,995	197,890
Other obligations with various interest rates and due dates	28,479	25,670
	$1,561,976	$1,927,823

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 29, 2012	December 31, 2011
6.875% senior notes, due 2013	$345,400	$352,000
3.375% notes, due 2015	260,000	250,000
6.875% senior debentures, due 2018	236,000	216,000
6.00% notes, due 2020	342,000	315,000
5.125% notes, due 2021	272,500	247,500
7.5% senior debentures, due 2027	242,000	244,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

on the company's credit ratings (1.275% at September 29, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $94,000 and $74,000 at September 29, 2012 and December 31, 2011, respectively.

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at September 29, 2012).  The facility fee is .40%.

At September 29, 2012 and December 31, 2011, the company had $235,000 and $280,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,461,734 and $1,562,613, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 29, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest and dividend income of $3,392 and $4,627 for the third quarter and first nine months of 2012 and $2,224 and $5,003 for the third quarter and first nine months of 2011, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 29, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$51,362	$—	$—	$51,362
Interest rate swaps	—	(11,243)	—	(11,243)
Foreign exchange contracts	—	87	—	87
Contingent consideration	—	—	(6,065)	(6,065)
	$51,362	$(11,156)	$(6,065)	$34,141

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$45,421	$—	$—	$45,421
Interest rate swaps	—	(3,009)	—	(3,009)
Foreign exchange contracts	—	(649)	—	(649)
	$45,421	$(3,658)	$—	$41,763

The following table summarizes the Level 3 activity for the first nine months of 2012:

Balance as of December 31, 2011	$—
Fair value of initial contingent consideration	(10,390)
Change in fair value of contingent consideration included in earnings	4,325
Balance as of September 29, 2012	$(6,065)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first nine months of 2012 and 2011, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") and an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	September 29, 2012		December 31, 2011
	Marubun	WPG	Marubun	WPG
Cost basis	$10,016	$10,798	$10,016	$10,798
Unrealized holding gain (loss)	57	30,491	(371)	24,978
Fair value	$10,073	$41,289	$9,645	$35,776

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair values of derivative instruments in the consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	September 29, 2012	December 31, 2011
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$(11,243)	$—
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(3,009)
Foreign exchange contracts designated as cash flow hedges	Other current assets	239	73
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(252)	(641)
Total derivative instruments designated as hedging instruments		(11,256)	(3,577)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,188	2,218
Foreign exchange contracts	Accrued expenses	(2,088)	(2,299)
Total derivative instruments not designated as hedging instruments		100	(81)
Total		$(11,156)	$(3,658)

The effect of derivative instruments on the consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(343)	$510	$(1,688)	$(2,667)

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 29, 2012		September 29, 2012
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$(2,155)	$370	$(8,234)	$606
Gain (loss) reclassified into income	$—	$10	$—	$(47)
Ineffective portion:
Gain (loss) recognized into income	$—	$—	$—	$—

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	October 1, 2011		October 1, 2011
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$(287)	$(1,150)	$(287)	$(435)
Gain (loss) reclassified into income	$—	$(116)	$—	$(77)
Ineffective portion:
Gain (loss) recognized into income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $11,243 and $3,009 at September 29, 2012 and December 31, 2011, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at September 29, 2012 and December 31, 2011 was $344,868 and $332,881, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Contingent Consideration

In connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Of the total contingent consideration as of September 29, 2012, $52 is included in "Accrued expenses" and $6,013 is included in "Other liabilities" in the company's consolidated balance sheets.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2012 and 2011, the company recorded restructuring, integration, and other charges of $14,562 ($8,576 net of related taxes or $.08 per share on both a basic and diluted basis) and $8,848 ($6,048 net of related taxes or $.05 per share on both a basic and diluted basis), respectively.

During the first nine months of 2012 and 2011, the company recorded restructuring, integration, and other charges of $36,152 ($24,419 net of related taxes or $.22 per share on both a basic and diluted basis) and $23,676 ($16,831 net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Restructuring charges - current period actions	$15,151	$6,065	$29,998	$14,697
Restructuring and integration charges (credits) - actions taken in prior periods	655	12	1,082	(1,354)
Acquisition-related expenses (credits)	(1,244)	2,771	5,072	10,333
	$14,562	$8,848	$36,152	$23,676

2012 Restructuring Charge

The following table presents the components of the 2012 restructuring charge of $29,998 and activity in the related restructuring accrual for the first nine months of 2012:

	Personnel Costs	Facilities	Asset Write-down	Total
Restructuring charge	$22,450	$2,981	$4,567	$29,998
Payments	(11,630)	(360)	—	(11,990)
Non-cash usage	—	—	(4,567)	(4,567)
Foreign currency translation	5	13	—	18
Balance as of September 29, 2012	$10,825	$2,634	$—	$13,459

The restructuring charge of $29,998 for the first nine months of 2012 primarily includes personnel costs of $22,450, facilities costs of $2,981, and asset write-downs of $4,567.  The personnel costs are related to the elimination of approximately 440 positions within the global components business segment and approximately 310 positions within the global ECS business segment. The facilities costs are related to exit activities for nine vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

activities which causes these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first nine months of 2012 related to the 2011 restructuring:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2011	$5,517	$3,190	$8,707
Restructuring charge	2,542	104	2,646
Payments	(6,540)	(1,438)	(7,978)
Foreign currency translation	(21)	6	(15)
Balance as of September 29, 2012	$1,498	$1,862	$3,360

Restructuring and Integration Accruals Related to Actions Taken Prior to 2011

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2012 related to restructuring and integration actions taken prior to 2011:

	Personnel Costs	Facilities	Other	Total
Balance as of December 31, 2011	$511	$3,882	$1,309	$5,702
Restructuring and integration credits	(123)	(132)	(1,309)	(1,564)
Payments	(60)	(1,102)	—	(1,162)
Foreign currency translation	(5)	34	—	29
Balance as of September 29, 2012	$323	$2,682	$—	$3,005

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $19,824 at September 29, 2012, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $12,646 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $7,178 relate to vacated leased properties that have scheduled payments of $1,634 in 2012, $2,714 in 2013, $1,894 in 2014, $477 in 2015, $289 in 2016, and $170 thereafter.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2012 are acquisition-related credits of $1,244 and expenses of $5,072, respectively. Acquisition-related expenses (credits) primarily consist of professional fees directly related to recent acquisition activity, net of adjustments for contingent consideration of $(5,091) and $(4,325) for the third quarter and first nine months of 2012, respectively.

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2011 are acquisition-related expenses of $2,771 and $10,333, respectively, primarily consisting of professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table sets forth the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Net income attributable to shareholders	$103,617	$132,216	$331,628	$424,722
Weighted average shares outstanding - basic	108,301	113,378	110,245	114,680
Net effect of various dilutive stock-based compensation awards	1,593	1,562	1,851	1,877
Weighted average shares outstanding - diluted	109,894	114,940	112,096	116,557
Net income per share:
Basic	$.96	$1.17	$3.01	$3.70
Diluted (a)	$.94	$1.15	$2.96	$3.64

(a)
Stock-based compensation awards for the issuance of 1,789 and 1,403 shares for the third quarter and first nine months of 2012 and 1,815 and 1,017 shares for the third quarter and first nine months of 2011, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Share-Repurchase Program

In October 2011, the company's Board of Directors (the "Board") approved the repurchase of up to $150,000 of the company's common stock through a share-repurchase program. In June 2012, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of September 29, 2012, the company repurchased 6,200,088 shares under these programs with a market value of $225,740 at the dates of repurchase.

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Components of net periodic benefit costs:
Service cost	$516	$381	$1,548	$1,143
Interest cost	2,201	2,274	6,603	6,822
Expected return on plan assets	(1,509)	(1,656)	(4,527)	(4,968)
Amortization of unrecognized net loss	951	858	2,853	2,574
Amortization of prior service cost	11	11	33	33
Net periodic benefit costs	$2,170	$1,868	$6,510	$5,604

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $31,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight to be $100. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost $300.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $12,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $12,600 to $24,100.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Impact on Financial Statements

The company believes that any cost which it may incur in connection with environmental conditions at the Norco, Huntsville, and El Segundo sites and the related litigation is covered by the contractual indemnifications (except, under the terms of the environmental indemnification, for the first $450), discussed above. The company believes that the recovery of costs incurred to date associated with the environmental clean-up of the Norco and Huntsville sites, is probable. Accordingly, the company recognized a receivable for amounts due from E.ON AG of $41,899 and $48,954 at September 29, 2012 and December 31, 2011, respectively. The company's net costs for such indemnified matters may vary from period to period as estimates of recoveries are not always recognized in the same period as the accrual of estimated expenses.

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. Certain of the insurance carriers implicated in the Riverside County litigation have undertaken substantial portions of the defense of the company, and the company has recovered approximately $21,000 from them to date. However, the company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Sales:
Global components	$3,372,117	$3,648,858	$10,175,358	$11,410,789
Global ECS	1,590,214	1,537,999	4,827,065	4,539,002
Consolidated	$4,962,331	$5,186,857	$15,002,423	$15,949,791
Operating income (loss):
Global components	$155,061	$194,178	$496,293	$647,094
Global ECS	55,273	53,710	176,721	156,480
Corporate (a)	(46,517)	(38,726)	(133,059)	(126,914)
Consolidated	$163,817	$209,162	$539,955	$676,660

(a)
Includes restructuring, integration, and other charges of $14,562 and $36,152 for the third quarter and first nine months of 2012 and $8,848 and $23,676 for the third quarter and first nine months of 2011, respectively. Also included in the first nine months of 2011 is a charge of $5,875 related to the settlement of a legal matter.

Total assets, by segment, are as follows:

	September 29, 2012	December 31, 2011
Global components	$6,517,451	$5,974,174
Global ECS	2,893,186	3,206,788
Corporate	664,726	648,117
Consolidated	$10,075,363	$9,829,079

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2012	October 1, 2011	September 29, 2012	October 1, 2011
Americas (b)	$2,562,485	$2,577,865	$7,797,971	$7,698,152
EMEA (c)	1,322,837	1,630,990	4,341,158	5,239,577
Asia/Pacific	1,077,009	978,002	2,863,294	3,012,062
Consolidated	$4,962,331	$5,186,857	$15,002,423	$15,949,791

(b)
Includes sales related to the United States of $2,370,154 and $7,164,717 for the third quarter and first nine months of 2012 and $2,376,928 and $7,057,773 for the third quarter and first nine months of 2011, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant and equipment, by geographic area, is as follows:

	September 29, 2012	December 31, 2011
Americas (d)	$499,440	$479,420
EMEA	62,537	56,552
Asia/Pacific	21,176	20,257
Consolidated	$583,153	$556,229

(d)	Includes net property, plant and equipment related to the United States of $498,088 and $478,376 at September 29, 2012 and December 31, 2011, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.   For the first nine months of 2012, approximately 68% of the company's sales were from the global components business segment, and approximately 32% of the company's sales were from the global ECS business segment.

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

During the first nine months of 2012, the company completed seven acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position and results of operations.

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division ("RFPD") of Richardson Electronics, Ltd. ("Richardson") for a purchase price of $236.0 million. On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161.1 million, which included cash acquired of $18.1 million and $26.4 million of debt paid at closing. During 2011, the company completed six additional acquisitions. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position and results of operations.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. On a gross basis, these contracts would have contributed approximately $176.5 million to the company's sales in the third quarter of 2012, which negatively impacted the year-over year consolidated sales growth comparison by approximately 3.4%. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share for any periods reported, but positively impacted the gross profit margin and operating income margin by approximately 50 and 10 basis points, respectively, in the third quarter of 2012. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Consolidated sales for the third quarter of 2012 decreased by 4.3%, compared with the year-earlier period, due to a 7.6% decrease in the global components business segment sales, offset, in part, by a 3.4% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 3.1% for the third quarter of 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, the company's consolidated sales were flat for the third quarter of 2012, compared to the year-earlier period.

Net income attributable to shareholders decreased to $103.6 million in the third quarter of 2012, compared with net income attributable to shareholders of $132.2 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Third quarters of 2012 and 2011:

•	restructuring, integration, and other charges of $14.6 million ($8.6 million net of related taxes) in 2012 and $8.8 million ($6.0 million net of related taxes) in 2011.

First nine months of 2012 and 2011:

•	restructuring, integration, and other charges of $36.2 million ($24.4 million net of related taxes) in 2012 and $23.7 million ($16.8 million net of related taxes) in 2011;

•	a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of a legal matter in 2011; and

•	a gain on bargain purchase of $1.8 million ($1.1 million net of related taxes) in 2011.

Excluding the aforementioned items, the decrease in net income attributable to shareholders for the third quarter of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments, and to a lessor extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	September 29, 2012	October 1, 2011	% Change
Third Quarter Ended:
Global components	$3,372	$3,649	(7.6)%
Global ECS	1,590	1,538	3.4%
Consolidated	$4,962	$5,187	(4.3)%

Nine Months Ended:
Global components	$10,175	$11,411	(10.8)%
Global ECS	4,827	4,539	6.3%
Consolidated	$15,002	$15,950	(5.9)%

Consolidated sales for the third quarter and first nine months of 2012 decreased by $224.5 million, or 4.3%, and $947.4 million, or 5.9%, respectively, compared with the year-earlier periods. The decrease for the third quarter and first nine months of 2012 was driven by a decrease in the global components business segment sales of $276.7 million, or 7.6%, and $1.24 billion, or 10.8%, respectively, offset, in part, by an increase in the global ECS business segment sales of $52.2 million, or 3.4%, and $288.1 million, or 6.3%, respectively, compared with the year-earlier periods. The prospective revision in presentation of sales of certain fulfillment contracts negatively impacted the sales growth in the third quarter and first nine months of 2012 by approximately 3.4% and 1.1%, respectively. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 3.1% and 2.7% for the third quarter and first nine months of 2012, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, the company's consolidated sales were flat for the third quarter of 2012, compared to the year-earlier period. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, the company's consolidated sales decreased by 3.4%, for the first nine months of 2012, compared to the year-earlier period, principally due to weaker economic conditions in the Americas, EMEA (defined as Europe, the Middle East, and Africa), and Asia Pacific regions.

In the global components business segment, sales for the third quarter of 2012 decreased compared with the year-earlier period primarily due to a decline in demand for products in both the Americas and EMEA regions and by the impact of a stronger U.S. dollar on the translation of the company's international financial statements offset, in part, by an increase in demand for products in the Asia Pacific region and the impact of recently acquired businesses. Sales for the first nine months of 2012 decreased compared with the year-earlier period primarily due to a global decline in demand for products due to weaker economic conditions in the Americas, EMEA, and Asia Pacific regions, and by the impact of a stronger U.S. dollar on the translation of the company's international financial statements offset, in part, by the impact of recently acquired businesses. The prospective revision in presentation of sales of certain fulfillment contracts also negatively impacted the sales growth in the third quarter and first nine months of 2012 by approximately 4.8% and 1.5%, respectively. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, the company's global components business segment sales were flat and decreased by 7.5% for the third quarter and first nine months of 2012, respectively.

In the global ECS business segment, sales for the third quarter and first nine months of 2012 increased compared with the year-earlier periods due to higher demand for products in both North America and the EMEA region.  The increase in sales for the third quarter and first nine months of 2012 was driven by growth in services, storage, and software offset, in part, by a decline in servers. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global ECS business segment sales increased by 1.5% and 6.1% for the third quarter and first nine months of 2012, respectively.

Gross Profit

The company recorded gross profit of $662.7 million and $2.03 billion in the third quarter and first nine months of 2012, respectively, compared with $711.1 million and $2.20 billion in the year-earlier periods.  The decrease in gross profit was primarily due to the aforementioned 4.3% and 5.9% decrease in sales during the third quarter and first nine months of 2012, respectively. Gross profit margins for the third quarter and first nine months of 2012 decreased by approximately 40 and 30 basis points, respectively, compared with the year-earlier periods. As discussed above, the prospective revision of the presentation of certain fulfillment contracts had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 50 and 20 basis points, respectively, for the third quarter and first nine months of 2012. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, gross profit margins decreased by approximately 110 and 80 basis points, respectively, for the third quarter and first nine months of 2012, principally due to increased competitive pricing pressure in both the company's business segments, and to a lessor extent, a change in mix of products.

Selling, General and Administrative Expenses and Depreciation and Amortization

Selling, general and administrative expenses decreased by $10.8 million, or 2.3%, in the third quarter of 2012 on a sales decrease of 4.3%, compared with the third quarter of 2011 and decreased by $53.4 million, or 3.8%, in the first nine months of 2012 on a sales decrease of 5.9%, compared with the first nine months of 2011. Selling, general and administrative expenses, as a percentage of sales were 9.2% and 9.1% for the third quarter and first nine months of 2012, respectively, compared with 9.0% and 8.9% in the year-earlier periods. The dollar decrease in selling, general and administrative expenses was primarily due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales. This was offset, in part, by selling, general and administrative expenses for certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses. The effect of acquisitions on selling, general and administrative expenses for the third quarter and first nine months of 2012 was an increase of approximately $20 million and $40 million, respectively.

Depreciation and amortization expense increased by $2.0 million, or 7.8%, and $10.2 million, or 13.6%, for the third quarter and first nine months of 2012, respectively, compared with the year-earlier periods, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative and increased depreciation and amortization associated with acquisitions.

Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, operating expenses (which include both selling, general and administrative expenses and depreciation and amortization expense) for the third quarter of 2012 decreased 2.7% while sales remained flat, as compared with the year-earlier period. Pro forma for acquisitions and excluding the impact of foreign currency and the prospective presentation of sales related to certain fulfillment contracts, operating expenses for the first nine months of 2012 decreased 4.4% on a sales decrease of 3.4%, compared with the year-earlier period.

Restructuring, Integration, and Other Charges

2012 Charges

The company recorded restructuring, integration, and other charges of $14.6 million ($8.6 million net of related taxes or $.08 per share on both a basic and diluted basis) and $36.2 million ($24.4 million net of related taxes or $.22 per share on both a basic and diluted basis) for the third quarter and first nine months of 2012, respectively.  Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2012 are restructuring charges of $15.2 million and $30.0 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the third quarter and first nine months of 2012 are charges of $.7 million and $1.1 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related credits of $1.2 million and expenses of $5.1 million, respectively.

The restructuring charges of $15.2 million and $30.0 million for the third quarter and first nine months of 2012, respectively, include personnel costs of $12.1 million and $22.5 million, facilities costs of $2.7 million and $3.0 million, and asset write-downs of $.4 million and $4.6 million, respectively.  The personnel costs are related to the elimination of approximately 440 positions within the global components business segment and approximately 310 positions within the global ECS business segment. The facilities costs are related to exit activities for nine vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which causes these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Charges

The company recorded restructuring, integration, and other charges of $8.8 million ($6.0 million net of related taxes or $.05 per share on both a basic and diluted basis) and $23.7 million ($16.8 million net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) for the third quarter and first nine months of 2011, respectively. Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2011 are restructuring charges of $6.1 million and $14.7 million, respectively, related to initiatives taken by the company to improve operating efficiencies, primarily attributable to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for the first nine months of 2011 is a credit of $1.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.8 million and $10.3 million for the third quarter and first nine months of 2011, respectively.

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

As of September 29, 2012, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

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

Operating Income

The company recorded operating income of $163.8 million, or 3.3% of sales, and $540.0 million, or 3.6% of sales, in the third quarter and first nine months of 2012, respectively, as compared with operating income of $209.2 million, or 4.0% of sales, and $676.7 million, or 4.2% of sales, in the year-earlier periods.  Included in operating income for the third quarter and first nine months of 2012 were the previously discussed restructuring, integration, and other charges of $14.6 million and $36.2 million, respectively.  Included in operating income for the third quarter and first nine months of 2011 were the previously discussed restructuring, integration, and other charges of $8.8 million and $23.7 million, respectively. Also included in operating income for the first nine months of 2011 was the previously discussed charge of $5.9 million related to the settlement of a legal matter.

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

Interest and Other Financing Expense, Net

Net interest and other financing expense decreased by 5.0%, to $24.0 million, for the third quarter of 2012 compared with the year-earlier period due primarily to an increase in interest and dividend income. Net interest and other financing expense increased by 2.7%, to $79.6 million, for the first nine months of 2012 compared with the year-earlier period, due primarily to higher average debt outstanding primarily to fund acquisitions.

Income Taxes

The company recorded a provision for income taxes of $38.3 million and $134.2 million (an effective tax rate of 27.0% and 28.8%) for the third quarter and first nine months of 2012, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2012 was impacted by the previously discussed restructuring, integration, and other charges.  Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2012 was 28.3% and 29.1%, respectively.

The company recorded a provision for income taxes of $53.7 million and $180.5 million (an effective tax rate of 28.9% and 29.8%) for the third quarter and first nine months of 2011, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2011 was impacted by the previously discussed restructuring, integration, and other charges, charge related to the settlement of a legal matter, and a gain on bargain purchase. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2011 was 29.0% and 29.8%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $103.6 million and $331.6 million in the third quarter and first nine months of 2012, respectively, compared with net income attributable to shareholders of $132.2 million and $424.7 million in the year-earlier periods.  Included in net income attributable to shareholders for the third quarter and first nine months of 2012 were the previously discussed restructuring, integration, and other charges of $8.6 million and $24.4 million, respectively. Included in net income attributable to shareholders for the third quarter and first nine months of 2011 were the previously discussed restructuring, integration, and other charges of $6.0 million and $16.8 million, respectively. Also included in net income attributable to shareholders for the first nine months of 2011 was the previously discussed charge of $3.6 million related to the settlement of a legal matter and a gain on bargain purchase of $1.1 million. Excluding the aforementioned items, the decrease in net income attributable to shareholders for the third quarter and first nine months of 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments, and to a lessor extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Liquidity and Capital Resources

At September 29, 2012 and December 31, 2011, the company had cash and cash equivalents of $358.6 million and $396.9 million, respectively, of which $317.9 million and $361.5 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2012, the net amount of cash provided by the company's operating activities was $487.3 million, the net amount of cash used for investing activities was $281.8 million, and the net amount of cash used for financing activities was $223.4 million.  The effect of exchange rate changes on cash was a decrease of $20.4 million.

During the first nine months of 2011, the net amount of cash used for the company's operating activities was $25.6 million, the net amount of cash used for investing activities was $611.6 million, and the net amount of cash provided by financing activities was $246.2 million.  The effect of exchange rate changes on cash was an increase of $9.3 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 63.7% and 65.6% at September 29, 2012 and December 31, 2011, respectively.

The net amount of cash provided by the company's operating activities during the first nine months of 2012 was $487.3 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

The net amount of cash used for the company's operating activities during the first nine months of 2011 was $25.6 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 15.3% in the third quarter of 2012 compared with 15.1% in the third quarter of 2011.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2012 was $281.8 million, reflecting $191.3 million of cash consideration paid for acquired businesses, $75.6 million for capital expenditures, and $15.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first nine months of 2012 is $45.8 million related to the company's ERP initiative.

During the first nine months of 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $327.0 million, which included cash acquired of $37.3 million, debt paid at closing of $28.9 million, and $10.4 million of contingent consideration. The aggregate consideration of $327.0 million includes $90.6 million related to a recent acquisition which was paid shortly after the end of the third quarter. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

The net amount of cash used for investing activities during the first nine months of 2011 was $611.6 million, primarily reflecting $523.3 million of cash consideration paid for acquired businesses and $88.3 million for capital expenditures. Included in capital expenditures for the first nine months of 2011 is $43.7 million related to the company's global ERP initiative.

During the first nine months of 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate cash consideration of $379.0 million. During the first nine months of 2011, the company also completed five additional acquisitions, for aggregate cash consideration of $144.3 million.

The company has initiated a global ERP effort to standardize processes worldwide and adopt best-in-class capabilities. This new ERP system, which replaces multiple legacy systems of the company, is expected to be implemented globally over the next several years. For the full year 2012, the estimated cash flow impact of this initiative is expected to be in the $50 to $60 million range with the impact remaining relatively flat in 2013. The company expects to finance these costs with cash flows from operations.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2012 was $223.4 million. The uses of cash from financing activities included $222.8 million of repurchases of common stock and $25.0 million of net repayments of long-term bank borrowings. The sources of cash from financing activities during the first nine months of 2012 were $11.5 million proceeds from the exercise of stock options, a $7.8 million increase in short-term and other borrowings, and $5.1 million related to excess tax benefits from stock-based compensation arrangements.

The net amount of cash provided by financing activities during the first nine months of 2011 was $246.2 million. The primary sources of cash from financing activities during the first nine months of 2011 were $597.0 million of net proceeds from long-term bank borrowings, $46.6 million of proceeds from the exercise of stock options, and $7.5 million related to excess tax benefits from stock-based compensation arrangements. The primary use of cash from financing activities included a $200.0 million repayment of a bank term loan, $196.8 million of repurchases of common stock, and an $8.2 million decrease in short-term and other borrowings.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at September 29, 2012). The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $94.0 million and $74.0 million at September 29, 2012 and December 31, 2011, respectively. During the first nine months of 2012 and 2011, the average daily balance outstanding under the revolving credit facility was $285.5 million and $244.8 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at September 29, 2012). The facility fee is .40%. The company had $235.0 million and $280.0 million in outstanding borrowings under the asset securitization program at September 29, 2012 and December 31, 2011, respectively.  During the first nine months of 2012 and 2011, the average daily balance outstanding under the asset securitization program was $519.2 million and $361.1 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 29, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

The company filed a shelf registration statement with the SEC in October 2012 registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.  Since December 31, 2011, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	at September 29, 2012, the company had $94.0 million in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•	at September 29, 2012, the company had $235.0 million in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Program

In October 2011, the company's Board of Directors (the "Board") approved the repurchase of up to $150 million of the company's common stock through a share-repurchase program. In June 2012, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of September 29, 2012, the company repurchased 6,200,088 shares under these programs with a market value of $225.7 million at the dates of repurchase.

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

There were no significant changes during the first nine months of 2012 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at September 29, 2012 and December 31, 2011 was $344.9 million and $332.9 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates.  The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars.  For the first nine months of 2012, the translation of the company's international financial statements into U.S. dollars resulted in a decrease in sales and operating income of $436.9 million and $16.7 million, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar.  Sales and operating income would decrease by approximately $452.4 million and $13.4 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2012.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At September 29, 2012, approximately 80% of the company's debt was subject to fixed rates, and 20% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first nine months of 2012. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $11.2 million and $3.0 million at September 29, 2012 and December 31, 2011, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 29, 2012 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the share-repurchase activity for the quarter ended September 29, 2012:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
July 1 through July 31, 2012	4,614	$33.90	—	$200,335,710
August 1 through August 31, 2012	1,281,240	35.86	1,281,168	154,396,423
September 1 through September 29, 2012	885,741	34.13	883,118	124,259,632
Total	2,171,595		2,164,286

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended September 29, 2012 is 7,309 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	October 31, 2012	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer