Form 10-K
period 2012-12-31
ARROW ELECTRONICS INC
filed 2013-02-07
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $3,496,447,095.

There were 106,013,578 shares of Common Stock outstanding as of February 4, 2013.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 23, 2013 is incorporated by reference in Part III to the extent described therein.

PART I

Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. Serving its industrial and commercial customers, the company offers both a wide spectrum of products on behalf of leading electronic components and enterprise computing solutions suppliers, and a broad range of services and solutions that are complementary to the products Arrow distributes, including materials planning, new product design services, programming and assembly services, inventory management, reverse logistics, electronics asset disposition ("EAD"), training and education, and a variety of managed services including cloud computing, security, and networking services. The company also provides a comprehensive suite of online supply chain tools. Arrow was incorporated in New York in 1946 and serves over 100,000 customers.

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

The company maintains over 300 sales facilities and 43 distribution and value-added centers in 55 countries, serving over 85 countries. Through this network, Arrow provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Through these offerings, Arrow guides innovation forward by helping its customers to deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2012, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

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

Global Components

As one of the largest distributors of electronic components and related services in the world, the company's global components business segment covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions. The Americas include sales and marketing organizations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, the global components business segment operates in Austria, Belgium, Bulgaria, Czech Republic, Denmark, Egypt, Estonia, Finland, France, Germany, Greece, Hungary, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, the global components business segment operates in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

Over the past three years, the global components business segment completed 16 strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase its ecommerce capabilities to meet the evolving needs of customers and suppliers. The company's global components business segment also expanded its portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and EAD.

Through acquisitions and organic growth, the global components business segment is a leading provider of online catalogs for electronic components; cloud-based design tools that expedite product development cycles; factory-direct end-of-life product inventory; and disposition solutions to redeploy, remarket and recycle technology assets.
Within the global components business segment, approximately 66% of the company's sales consist of semiconductor products and related services; approximately 20% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 9% consist of computing and memory; and approximately 5% consist of other products and services. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.

Most manufacturers of electronic components rely on authorized distributors, such as the company, to augment their sales and marketing operations. As a marketing, stocking, technical support, and financial intermediary, the distributor relieves manufacturers of a portion of the costs, financial risk, and personnel associated with these functions (including otherwise sizable investments in finished goods inventories, accounts receivable systems, and distribution networks), while providing geographically dispersed selling, order processing, and delivery capabilities to guide products to market. At the same time, the distributor offers to a broad range of customers the convenience of accessing, from a single source, multiple products from numerous suppliers and rapid or scheduled deliveries, as well as other value-added services, such as materials management, memory programming capabilities, and financing solutions. The growth of the electronics distribution industry is fostered by the many manufacturers who recognize their authorized distributors as essential extensions of their marketing organizations.

Global ECS

The company's global ECS business segment is a leading distributor of enterprise and midrange computing products, services, and solutions to VARs in North America and the EMEA region, as well as a provider of unified communications products and related services in North America. Over the past several years, the company has transformed its enterprise computing solutions business into a stronger organization with broader global reach; increased market share in the fast-growing product segments of software, storage, and unified communications; and a more robust and diversified customer and supplier base. Execution on the company's strategic objectives resulted in the global ECS business segment becoming a leading value-added distributor of enterprise products for various suppliers including IBM, EMC, NetApp, Oracle, and Hewlett-Packard, a leading distributor of enterprise storage and security and virtualization software, a key provider of unified communications to Fortune 50 companies, and a managed-service provider to Fortune 500 customers in the voice-over-Internet protocol market.

The global ECS geographic footprint has expanded from two countries (the United States and Canada) in 2005 to 28 countries around the world today. North America includes network operating centers and sales and marketing organizations in the United States and Canada. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Israel, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Serbia, Slovenia, Spain, Sweden, Switzerland, and the United Kingdom.

Over the past three years, the global ECS business segment completed seven strategic acquisitions to further expand its geographic reach in the EMEA region and to expand its portfolio of products and services to include unified communications products and services, as well as cloud computing, security, and networking services.

Within the global ECS business segment, approximately 14% of the company's sales consist of proprietary servers, 8% consist of industry standard servers, 28% consist of software, 41% consist of storage, and 9% consist of services.

Global ECS provides VARs with many value-added services including, but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS solutions centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions. Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly technical mid-market and enterprise solutions in a cost-competitive manner. VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers. They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-customers. The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market, thereby increasing the importance of global ECS' value-added services. Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For suppliers, global ECS is the aggregation point to approximately 12,000 VARs.

In better serving the needs of both suppliers and VARs, the company employs a "channel management" model that positions Arrow as an outsourced provider that fully manages the channel for its suppliers. This model benefits suppliers and VARs alike. Market development activities maximize Arrow's full line card, demand and lead generation services, and vertical enablement programs to help suppliers reach more resellers and thus more end-customers. Channel development services guides resellers towards providing more value to their customers with training and education, business development, financing, and engineering. Services such as financial programs, on-site and remote professional services, supplier services, and managed services help resellers grow their business.

Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 100,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 3% of the company's 2012 consolidated sales.

The products offered by the company are sold by both field sales representatives, who regularly call on customers in assigned market areas, and by inside sales personnel, who call on customers by telephone or email from the company's selling locations. The company also employs sales teams that focus on small and emerging customers where sales representatives regularly call on customers by telephone or email from centralized selling locations, and inbound sales agents serving customers that call into the company.

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

No single supplier accounted for more than 9% of the company's consolidated sales in 2012. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice.

Distribution Agreements

It is the policy of most manufacturers to protect authorized distributors, such as the company, against the potential write-down of inventories due to technological change or manufacturers' price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in manufacturers' list prices. As of December 31, 2012, this type of arrangement covered approximately 66% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the distributor the total amount of its products carried in inventory. As of December 31, 2012, this type of repurchase arrangement covered approximately 67% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 16,500 employees worldwide as of December 31, 2012.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 7, 2013:

Name	Age	Position
Michael J. Long	54	Chairman, President, and Chief Executive Officer
Peter S. Brown	62	Senior Vice President, General Counsel, and Secretary
Andrew S. Bryant	57	President, Arrow Global Enterprise Computing Solutions
Peter T. Kong	62	President, Arrow Global Components
Vincent P. Melvin	49	Vice President, Chief Information Officer
M. Catherine Morris	54	Senior Vice President, Chief Strategy Officer
Paul J. Reilly	56	Executive Vice President, Finance and Operations, and Chief Financial Officer
Gretchen K. Zech	43	Senior Vice President, Human Resources

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

Andrew S. Bryant was appointed President of Arrow Global Enterprise Computing Solutions in April 2008. Prior to joining Arrow he served as Chief Operating Officer for Jennings, Strouss & Salmon, P.L.C. from September 2007 to April 2008.

Peter T. Kong was appointed President of Arrow Global Components in May 2009. Prior thereto he served as President of Arrow Asia/Pacific from March 2006 to May 2009.

Vincent P. Melvin has been Vice President and Chief Information Officer of the company for more than five years.

M. Catherine Morris was appointed Chief Strategy Officer of the company in August 2008. Prior thereto she served as President, Arrow Enterprise Computing Solutions since January 2007. She has been Senior Vice President of the company for more than five years.

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

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. Two sites for which the company assumed responsibility as part of the Wyle Electronics acquisition are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama. The company was also named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company's business.

Expansion into the electronic asset disposition market has broadened the company's risk profile.

The company has recently expanded into the electronics asset disposition business, pursuant to which it provides services related to electronic devices being disposed of by business customers,  including wiping data from customer equipment and either recycling it through resale or disposing of it in an environmentally compliant manner.  The company may also hold equipment in order to protect and preserve customer data.  If the company does not meet its contractual and regulatory obligations with respect to such data, it could be subject to contractual damages, penalties, and damage to reputation.  Also, the company's or its subcontractors' failure to comply with applicable environmental laws and regulations in disposing of the equipment could result in liability.  Such environmental liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.   To the extent that company fails to comply with its obligations and such failure is not covered by insurance, the company's business could be adversely affected.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2012, the company had cash and cash equivalents of $409.7 million. In addition, the company currently has access to committed credit lines of $1.975 billion, of which the company had outstanding borrowings of $348.6 million at December 31, 2012. At December 31, 2012, the company also had 6.875% senior notes with a carrying value of $335.4 million maturing in July 2013. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

The company may, in the future, need to access the financial markets to satisfy its cash needs. The company's ability to obtain external financing is affected by various factors including general financial market conditions and the company's debt ratings. While, thus far, uncertainties in global credit markets have not significantly affected the company's access to capital, future financing could be difficult or more expensive. Further, any increase in the company's level of debt, change in status of its debt from unsecured to secured debt, or deterioration of its operating results may cause a reduction in its current debt ratings. Any downgrade in the company's current debt rating or tightening of credit availability could impair the company's ability to obtain additional financing or renew existing credit facilities on acceptable terms. Under the terms of any external financing, the company may incur higher financing expenses and become subject to additional restrictions and covenants. For example, the company's existing debt agreements contain restrictive covenants, including covenants requiring compliance with specified financial ratios, and a failure to comply with these or any other covenants may result in an event of default. The company's lack of access to cost-effective capital resources, an increase in the company's financing costs, or a breach of debt covenants could have a material adverse effect on the company's business.

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

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 43%, 47%, and 49% of the company's consolidated sales in 2012, 2011, and 2010, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2012, 2011, and 2010, approximately 52%, 55%, and 56%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Refer to Notes 1 and 3 of the Notes to the Consolidated Financial Statements and 'Critical Accounting Policies' in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

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

The company's current global operations reside on multiple technology platforms. The size and complexity of the company's computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, data privacy breaches by employees and others who access the company's systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While the company believes that it has taken appropriate security measures to protect its data and information technology systems, there can be no assurance that these efforts will prevent breakdowns or breaches in the company's systems that could have a material adverse effect on the company's business. Because most of the company's systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may be more difficult to adapt to commercially available software.

The company has initiated a global enterprise resource planning ("ERP") effort to standardize processes worldwide and adopt best-in-class capabilities. The company has committed significant resources to this new ERP system, which replaces multiple legacy systems of the company, and is expected to be implemented globally over the next several years. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company is using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

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

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to the company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for the company in May 2014. The company may have to publicly disclose whether the products it sells contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers rely on the company to provide critical data regarding the parts they purchase and will likely request conflict mineral information. The company's material sourcing is broad-based and multi-tiered, and it may not be able to easily verify the origins for conflict minerals used in the products it sells. The company has many suppliers and each will provide conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the company may face reputational challenges if it is unable to sufficiently verify the origins of conflict minerals used in its products. Additionally, customers may demand that the products they purchase be free of conflict minerals. The implementation of this requirement could affect the sourcing and availability of products the company purchases from its suppliers. This may reduce the number of suppliers that may be able to provide conflict free products, and may affect the company's ability to obtain products in sufficient quantities to meet customer demand or at competitive prices.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Englewood, Colorado and occupies a 115,000 square foot facility that is owned by the company. The company owns 12 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 460 additional locations under leases due to expire on various dates through 2023. The company believes its facilities are well maintained and suitable for company operations.

Item 3.    Legal Proceedings.

Environmental and Related Matters

In connection with the purchase of Wyle Electronics ("Wyle") from the VEBA Group ("VEBA") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's 1994 indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from VEBA, VEBA agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2000, VEBA merged with a publicly-traded German conglomerate; the combined entity is now known as E.ON SE ("E.ON"). The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. As further discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Huntsville, Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental

Management. The Norco, California site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

In October 2005, the company filed suit against E.ON in the Frankfurt am Main Regional Court in Germany. The suit sought indemnification, contribution, and a declaration of the parties' respective rights and obligations in connection with environmental clean-up costs associated with the Huntsville and Norco sites and certain related litigation and other costs. The litigation was suspended in December 2009 while the parties engaged in a court-facilitated mediation and settlement discussions. As part of the mediation, E.ON filed a counter claim against the company for certain income tax-related liabilities.

During the fourth quarter of 2012, the company entered into a settlement agreement with E.ON and VEBA pursuant to which E.ON paid the company $110 million and the company released E.ON and VEBA from their indemnification obligation for costs associated with environmental remediation and related litigation in connection with the company's acquisition of Wyle in August 2000. The settlement agreement also resolved claims for certain income tax related liabilities with respect to the Wyle acquisition. In connection with this settlement, the company has initially recorded a gain on the settlement of legal matters of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from E.ON for reimbursement of costs incurred to date by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters.

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

The company believes the settlement amount together with potential recoveries from various insurance policies covering environmental remediation and related litigation will be sufficient to cover any potential future costs related to the Wyle acquisition; however, it is possible unexpected costs beyond those anticipated could occur.

As part of the company's settlement agreement with E.ON and VEBA, the company retains the right to various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville and any future amounts recovered. The company has sued certain umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage. The resolution of these matters could likely take several years. With the exception of $4.4 million for which a settlement was reached and the company is expecting payment in the first quarter of 2013, the company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable due to the on-going litigation.

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

Item 4.    Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2012 and 2011 are as follows:

Year	High	Low
2012:
Fourth Quarter	$39.18	$31.31
Third Quarter	38.25	30.84
Second Quarter	43.02	31.46
First Quarter	43.39	35.77

2011:
Fourth Quarter	$38.66	$25.71
Third Quarter	42.14	27.39
Second Quarter	47.50	36.21
First Quarter	42.90	34.08

Holders

On February 4, 2013, there were approximately 2,000 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2012 or 2011. While from time to time the Board of Directors considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2012, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	5,934,688	$32.94	5,982,119
Equity compensation plans not approved by security holders	—	—	—
Total	5,934,688	$32.94	5,982,119

Performance Graph

The following graphs compare the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies on a line-of-business basis. The graph assumes $100 invested on December 31, 2007 in the company, the S&P 500 Stock Index, and the peer group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point. During 2012, the company removed WESCO International, Inc. from its peer group to better align the peer group with the company's business demographics and markets served.

The companies included in the below graph for the new peer group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., and Tech Data Corporation.

	2007	2008	2009	2010	2011	2012
Arrow Electronics	100	48	75	87	95	97
Peer Group	100	55	91	102	105	103
S&P 500 Stock Index	100	62	76	86	86	97

The companies included in the below graph for the old peer group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., Tech Data Corporation, and WESCO International, Inc.

	2007	2008	2009	2010	2011	2012
Arrow Electronics	100	48	75	87	95	97
Peer Group	100	54	88	109	113	123
S&P 500 Stock Index	100	62	76	86	86	97

Issuer Purchases of Equity Securities

In June 2012, the company's Board of Directors approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program (the "Share-Repurchase Program").

The following table shows the share-repurchase activity for the quarter ended December 31, 2012:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 30 through October 31, 2012	719,441	$34.49	719,350	$99,446,917
November 1 through 30, 2012	48,900	35.55	47,537	97,759,306
December 1 through 31, 2012	5,145	37.38	1,200	97,714,901
Total	773,486		768,087

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2012 is 5,399 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2012 (a)	2011 (b)	2010 (c)	2009 (d)	2008 (e)
Sales	$20,405,128	$21,390,264	$18,744,676	$14,684,101	$16,761,009
Operating income (loss)	$804,123	$908,843	$750,775	$272,787	$(493,569)
Net income (loss) attributable to shareholders	$506,332	$598,810	$479,630	$123,512	$(613,739)
Net income (loss) per share:
Basic	$4.64	$5.25	$4.06	$1.03	$(5.08)
Diluted	$4.56	$5.17	$4.01	$1.03	$(5.08)

At December 31:
Accounts receivable and inventories	$6,976,618	$6,446,027	$6,011,823	$4,533,809	$4,713,849
Total assets	10,785,687	9,829,079	9,600,538	7,762,366	7,118,285
Long-term debt	1,587,478	1,927,823	1,761,203	1,276,138	1,223,985
Shareholders' equity	3,983,222	3,668,812	3,251,195	2,916,960	2,676,698

(a)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $47.4 million ($30.7 million net of related taxes or $.28 per share on both a basic and diluted basis) and a gain of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) related to the settlement of a legal matter.

(b)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively) and a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of a legal matter. Net income attributable to shareholders also includes a gain on bargain purchase of $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis), a loss on prepayment of debt of $.9 million ($.5 million net of related taxes), and a net reduction in the provision for income taxes of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain deferred tax assets.

(c)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis). Net income attributable to shareholders also includes a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis), as well as a net reduction in the provision for income taxes of $9.4 million ($.08 per share on both a basic and diluted basis) and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters covering multiple years.

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

(e)
Operating loss and net loss attributable to shareholders include a non-cash impairment charge associated with goodwill of $1.02 billion ($905.1 million net of related taxes or $7.49 per share on both a basic and diluted basis) and restructuring, integration, and other charges of $81.0 million ($61.9 million net of related taxes or $.51 per share on both a basic and diluted basis). Net loss attributable to shareholders also includes a loss of $10.0 million ($.08 per share on both a basic and diluted basis) on the write-down of an investment, as well as a reduction in the provision for income taxes of $8.5 million ($.07 per share on both a basic and diluted basis) and an increase in interest expense of $1.0 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters covering multiple years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2012, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

During 2012, the company completed seven acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position and results of operations.

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division of Richardson Electronics, Ltd. ("Richardson RFPD") for a purchase price of $236.0 million. On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161.1 million, which included cash acquired of $18.1 million and $26.4 million of debt paid at closing. During 2011, the company completed six additional acquisitions. The impact of these acquisitions was not individually significant to the company's consolidated financial position and results of operations.

On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra
("Intechra"), for a purchase price of $101.1 million, which included $.1 million of cash acquired. On September 8, 2010, the company acquired Shared Technologies Inc. ("Shared") for a purchase price of $252.8 million, which included $61.9 million of debt paid at closing. On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge") for a purchase price of $138.4 million, which included cash acquired of $4.8 million and $27.5 million of debt paid at closing. During 2010, the company completed five additional acquisitions. The impact of these acquisitions was not individually significant to the company's consolidated financial position and results of operations.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (the "prospective presentation of sales"), as compared to presenting gross sales and costs of sales in prior periods. On a gross basis, these contracts would have contributed approximately $324.4 million to the company's sales in the second half of 2012, which negatively impacted the full year consolidated sales growth comparison by approximately 1.5%. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the consolidated statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share for any periods reported, but positively impacted the gross profit margin and operating income margin by approximately 20 and 10 basis points, respectively, in 2012. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Consolidated sales for 2012 decreased by 4.6%, compared with the year-earlier period, due to a 10.0% decrease in the global components business segment sales, offset, in part, by a 7.8% increase in the global ECS business segment sales.   The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 2.2% for 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency and the aforementioned prospective presentation of sales, the company's consolidated sales decreased by 2.6% in 2012.

Net income attributable to shareholders decreased to $506.3 million in 2012, compared with net income attributable to shareholders of $598.8 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2012 and 2011:

•	restructuring, integration, and other charges of $47.4 million ($30.7 million net of related taxes) in 2012 and $37.8 million ($28.1 million net of related taxes) in 2011;

•	a gain of $79.2 million ($48.6 million net of related taxes) and a charge of $5.9 million ($3.6 million net of related taxes) related to the settlement of legal matters in 2012 and 2011, respectively;

•	a gain on bargain purchase of $1.1 million ($.7 million net of related taxes) in 2011;

•	a loss on prepayment of debt of $.9 million ($.5 million net of related taxes) in 2011; and

•	a net reduction in the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain deferred tax assets in 2011.

Excluding the aforementioned items, the decrease in net income attributable to shareholders for 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments and, to a lessor extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general, and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2012	2011	% Change
Global components	$13,361	$14,854	(10.0)%
Global ECS	7,044	6,536	7.8%
Consolidated	$20,405	$21,390	(4.6)%

Consolidated sales for 2012 decreased by $985.1 million, or 4.6%, compared with the year-earlier period. The decrease in 2012 was driven by a decrease in global components business segment sales of $1.49 billion, or 10.0%, offset, in part, by an increase in global ECS business segment sales of $507.6 million, or 7.8%, compared with the year-earlier period. The aforementioned prospective presentation of sales negatively impacted the sales growth in 2012 by approximately 1.5%. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 2.2% in 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency and the aforementioned prospective presentation of sales, the company's consolidated sales decreased by 2.6% in 2012, compared with the year-earlier period, principally due to a decline in the global components business segment.

In the global components business segment, sales for 2012 decreased 10.0% compared with the year-earlier period primarily due to a decline in demand for products due to weaker economic conditions in the Americas, EMEA, and Asia Pacific regions and by the impact of a stronger U.S. dollar on the translation of the company's international financial statements offset, in part, by the impact of recently acquired businesses. The aforementioned prospective presentation of sales also negatively impacted the sales growth in 2012 by approximately 2.2%. Pro forma for acquisitions and excluding the impact of foreign currency and the aforementioned prospective presentation of sales, the company's global components business segment sales decreased by 6.8% in 2012, compared with the year-earlier period.

In the global ECS business segment, sales for 2012 increased 7.8% due to higher demand for products in both North America and the EMEA region.  The increase in sales for 2012 was driven by growth in services, storage, and software offset, in part, by a decline in servers. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global ECS business segment sales increased by 6.1% for 2012, compared with the year-earlier period.

Following is an analysis of net sales (in millions) by reportable segment for the years ended December 31:

	2011	2010	% Change
Global components	$14,854	$13,169	12.8%
Global ECS	6,536	5,576	17.2%
Consolidated	$21,390	$18,745	14.1%

Consolidated sales for 2011 increased by $2.65 billion, or 14.1%, compared with the year-earlier period. The increase in 2011 was driven by an increase in global components business segment sales of $1.69 billion, or 12.8%, and an increase in global ECS business segment sales of $960.1 million, or 17.2%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 2.6% in 2011, compared with the year-earlier period, due to a weaker U.S. dollar. Pro forma for acquisitions and excluding the impact of foreign currency, the company's consolidated sales increased by 2.0% in 2011.

The growth in the global components business segment for 2011 of 12.8% was primarily driven by increased demand for the company's products in the EMEA and Americas regions, as well as the impact of acquisitions. Pro forma for acquisitions, the sales increase for 2011 in EMEA and the Americas was 15.5% and 3.0%, respectively, offset by a sales decrease in the Asia Pacific region of 10.0%. The decline in sales in Asia Pacific was primarily due to weakness in low-end mobile handset components offset, in part, by increased demand in the vertical markets led by lighting and transportation. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global components business segment sales remained flat in 2011, compared with the year-earlier period.

In the global ECS business segment, sales for 2011 increased 17.2% due to higher demand for products in both North America and EMEA. The increase in sales for 2011 was due to growth in storage, software, services, industry standard servers, and proprietary servers. Pro forma for acquisitions and excluding the impact of foreign currency, the company's global ECS business segment sales increased by 6.9% for 2011, compared with the year-earlier period.

Gross Profit

The company recorded gross profit of $2.74 billion and $2.95 billion for 2012 and 2011, respectively.  The decrease in gross profit was primarily due to the aforementioned 4.6% decrease in sales during 2012. Gross profit margins for 2012 decreased by approximately 40 basis points, compared with the year-earlier period. The aforementioned prospective presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 20 basis points for 2012. Pro forma for acquisitions and excluding the impact of foreign currency and the aforementioned prospective presentation of sales, gross profit margin decreased approximately 90 basis points for 2012, principally due to increased competitive pricing pressure in both the company's business segments and, to a lessor extent, a change in the mix of products.

The company recorded gross profit of $2.95 billion and $2.42 billion for 2011 and 2010, respectively. The increase in gross profit was primarily due to the aforementioned 14.1% increase in sales during 2011 and an increase in the gross profit margin of approximately 90 basis points, compared with the year-earlier period, primarily due to higher margins attributable to recent acquisitions, improved pricing, and a favorable mix towards higher profit margin products in both the global components and global ECS businesses. Pro forma for acquisitions and excluding the impact of foreign currency, gross profit margin increased approximately 20 basis points for 2011, compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Selling, general, and administrative expenses decreased $43.1 million, or 2.3%, in 2012, on a sales decrease of 4.6%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 9.1% and 8.8% for 2012 and 2011, respectively. The dollar decrease in selling, general, and administrative expenses was primarily due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales. This was offset, in part, by selling, general, and administrative expenses for certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses. The effect of acquisitions on selling, general, and administrative expenses for the year ended December 31, 2012 was an increase of approximately $60 million.

Depreciation and amortization expense for 2012 increased by $11.9 million, or 11.5%, compared with the year-earlier period, primarily due to increased depreciation associated with the company's ERP initiative and increased depreciation and amortization associated with acquisitions.

Pro forma for acquisitions and excluding the impact of foreign currency and the aforementioned prospective presentation of sales, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for the year ended December 31, 2012 decreased 3.6% on a sales decrease of 2.6% in 2012, compared with 2011, due to the company's ability to efficiently manage operating costs.

Selling, general, and administrative expenses increased $335.6 million, or 21.6%, in 2011, on a sales increase of 14.1%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.8% and 8.3%, for 2011 and 2010, respectively. The increase in selling, general, and administrative expenses in excess of the sales increase was driven by certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses and was offset by higher profit margins for those businesses. The effect of acquisitions on selling, general, and administrative expenses for the year ended December 31, 2011 was an increase of approximately $285 million.

Depreciation and amortization expense for 2011 increased by $26.1 million, or 33.8%, compared with the year-earlier period, primarily due to acquisitions.

Pro forma for acquisitions and excluding the impact of foreign currency, operating expenses remained flat on a sales increase of 2.0% in 2011, compared with 2010, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2012 Charges

In 2012, the company recorded restructuring, integration, and other charges of $47.4 million ($30.7 million net of related taxes or $.28 per share on both a basic and diluted basis). Included in the restructuring, integration, and other charges for 2012 is a restructuring charge of $43.3 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2012 is a charge of $1.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.7 million.

The restructuring charge of $43.3 million in 2012 primarily includes personnel costs of $31.3 million, facilities costs of $5.4 million, and asset write-downs of $6.6 million. The personnel costs are related to the elimination of approximately 505 positions within the global components business segment and approximately 360 positions within the global ECS business segment.  The facilities costs are related to exit activities for 14 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which caused these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

2010 Charges

In 2010, the company recorded restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis). Included in the restructuring, integration, and other charges for 2010 is a restructuring charge of $21.6 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2010 are charges of $.6 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $12.4 million.

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

As of December 31, 2012, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Settlement of Legal Matters

2012

During the fourth quarter of 2012, the company entered into a settlement agreement with E.ON and VEBA pursuant to which E.ON paid the company $110.0 million and the company released E.ON and VEBA from their indemnification obligation for costs associated with environmental remediation and related litigation in connection with the company's acquisition of Wyle in August 2000. The settlement agreement also resolved claims for certain income tax related liabilities with respect to the Wyle acquisition. In connection with this settlement, the company has initially recorded a gain on the settlement of legal matters of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from E.ON for reimbursement of costs incurred to date by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters.

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

The company believes the settlement amount together with potential recoveries from various insurance policies covering environmental remediation and related litigation will be sufficient to cover any potential future costs related to the Wyle acquisition; however, it is possible unexpected costs beyond those anticipated could occur.

Refer to Note 15, "Contingencies," of the Notes to the Consolidated Financial Statements for further discussion of the settlement and on-going environmental remediation.

2011

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

Operating Income

The company recorded operating income of $804.1 million, or 3.9% of sales, in 2012 compared with operating income of $908.8 million, or 4.2% of sales, in 2011.  Included in operating income for 2012 and 2011 were the previously discussed restructuring, integration, and other charges of $47.4 million and $37.8 million, respectively.  Also included in operating income was the previously discussed gain of $79.2 million in 2012 and charge of $5.9 million in 2011 related to the settlement of legal matters.

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

Interest and Other Financing Expense, Net

Net interest and other financing expense decreased by 3.9% in 2012 to $101.9 million, compared with $106.0 million in 2011, due to lower interest rates on the company's variable rate bank debt.

Net interest and other financing expense increased by 38.4% in 2011 to $106.0 million, compared with $76.6 million in 2010, due to higher average debt outstanding primarily to fund acquisitions.

Other

During 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by Arrow was approved by Nu Horizons' shareholders. The excess of the fair value of the net assets acquired over the purchase price paid of $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis) was recognized as a gain on bargain purchase. During 2011, the company also recorded a loss on prepayment of debt of $.9 million ($.5 million net of related taxes), related to the repurchase of $17.9 million principal amount of its 6.875% senior notes due in 2013.

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

Income Taxes

The company recorded a provision for income taxes of $203.6 million (an effective tax rate of 28.7%) for 2012. The company's provision and effective tax rate for 2012 were impacted by the previously discussed restructuring, integration, and other charges, and gain related to the settlement of a legal matter. Excluding the impact of the aforementioned items, the company's effective tax rate was 28.0% for 2012.

The company recorded a provision for income taxes of $210.5 million (an effective tax rate of 26.0%) for 2011. During 2011, the company recorded a net reduction in the provision for income taxes of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain deferred tax assets as a result of a realignment of the company's international business operations. The company's provision and effective tax rate for 2011 were impacted by the previously discussed reversal of a valuation allowance on certain deferred tax assets, restructuring, integration, and other charges, charge related to the settlement of a legal matter, a loss on prepayment of debt, and a gain on bargain purchase. Excluding the impact of the aforementioned items, the company's effective tax rate was 29.5% for 2011.

The company recorded a provision for income taxes of $199.4 million (an effective tax rate of 29.4%) for 2010. During 2010, the company recorded a net reduction in the provision of $9.4 million ($.08 per share on both a basic and diluted basis) primarily related to the settlement of certain tax matters covering multiple tax years. The company's provision and effective tax rate for 2010 were impacted by the previously discussed settlement of certain income tax matters, restructuring, integration, and other charges, and a loss on prepayment of debt. Excluding the impact of the aforementioned items, the company's effective tax rate was 30.5% for 2010.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $506.3 million for 2012, compared with net income attributable to shareholders of $598.8 million in the year-earlier period.  Included in net income attributable to shareholders for 2012 were the previously discussed restructuring, integration, and other charges of $30.7 million and a gain of $48.6 million related to the settlement of a legal matter.  Included in net income attributable to shareholders for 2011 were the previously discussed restructuring, integration, and other charges of $28.1 million, a charge of $3.6 million related to the settlement of a legal matter, a gain on bargain purchase of $.7 million, a loss on prepayment of debt of $.5 million, and a net reduction in the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain deferred tax assets. Excluding the aforementioned items, the decrease in net income attributable to shareholders for 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments and, to a lessor extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general, and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

The company recorded net income attributable to shareholders of $598.8 million for 2011, compared with net income attributable to shareholders of $479.6 million in the year-earlier period. Included in net income attributable to shareholders for 2011 were the previously discussed restructuring, integration, and other charges of $28.1 million, a charge of $3.6 million related to the settlement of a legal matter, a gain on bargain purchase of $.7 million, a loss on prepayment of debt of $.5 million, and a net reduction in the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain deferred tax assets. Included in net income attributable to shareholders for 2010 were the previously discussed restructuring, integration, and other charges of $24.6 million and a loss on prepayment of debt of $1.0 million, as well as a net reduction in the provision for income taxes of $9.4 million and a reduction in interest expense, net of related taxes, of $2.3 million primarily related to the settlement of certain income tax matters covering multiple years. Excluding the aforementioned items, the increase in net income attributable to shareholders for 2011 was primarily the result of the sales increases in both the global components business segment and the global ECS business segment and increased gross profit margins. This was offset, in part, by increased selling, general, and administrative expenses primarily attributable to acquisitions and the increase in sales, increased interest expense due to higher average debt outstanding primarily to fund acquisitions, and increased depreciation and amortization expense due primarily to increased acquisition activity.

Liquidity and Capital Resources

At December 31, 2012 and 2011, the company had cash and cash equivalents of $409.7 million and $396.9 million, respectively, of which $359.0 million and $361.5 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2012, the net amount of cash provided by the company's operating activities was $675.0 million, the net amount of cash used for investing activities was $409.1 million, and the net amount of cash used for financing activities was $257.7 million. The effect of exchange rate changes on cash was an increase of $4.6 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 64.7% at December 31, 2012 and were approximately 65.6% at December 31, 2011.

The net amount of cash provided by the company's operating activities during 2012 was $675.0 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.
The net amount of cash provided by the company's operating activities during 2011 was $120.9 million and was primarily due to earnings from operations, adjusted for non-cash items, offset in part, by an increase in net working capital to support an increase in sales.

The net amount of cash provided by the company's operating activities during 2010 was $220.8 million and was primarily due to earnings from operations, adjusted for non-cash items, offset in part, by an increase in net working capital to support an increase in sales.

Working capital, as a percentage of sales, was 15.7%, 14.9%, and 12.6% in 2012, 2011, and 2010, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2012 was $409.1 million, primarily reflecting $281.9 million of cash consideration paid for acquired businesses, $112.2 million for capital expenditures, and $15.0 million related to the purchase of a cost method investment. Included in capital expenditures for 2012 is $65.6 million related to the company's global ERP initiative.

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $279.4 million, net of cash acquired and contingent consideration. In addition, the company made a payment of $2.5 million to increase its ownership in a majority-owned subsidiary.

The net amount of cash used for investing activities during 2011 was $646.5 million, primarily reflecting $532.6 million of cash consideration paid for acquired businesses and $113.9 million for capital expenditures. Included in capital expenditures for 2011 is $63.7 million related to the company's global ERP initiative.

During 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate cash consideration of $379.0 million, net of cash acquired. During 2011, the company completed six additional acquisitions for aggregate cash consideration of $153.6 million, net of cash acquired.

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

During 2010, the company acquired Intechra, which provides fully customized EAD services to many Fortune 1000 customers throughout the world; Shared, a leading North American unified communications and managed services provider; and Converge, a global provider of reverse logistics services, for aggregate cash consideration of $487.4 million, net of cash acquired. During 2010, the company completed five additional acquisitions for aggregate cash consideration of $96.6 million, net of cash acquired. In addition, the company made a payment of $3.1 million to increase its ownership in a majority-owned subsidiary.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2012 was $257.7 million. The uses of cash from financing activities included $260.9 million of repurchases of common stock, a $9.8 million decrease in short-term and other borrowings, and $5.4 million of repayments of long-term bank borrowings. The sources of cash from financing activities during 2012 were $13.4 million of proceeds from the exercise of stock options, and $5.0 million related to excess tax benefits from stock-based compensation arrangements.

The net amount of cash used for financing activities during 2011 was $13.9 million. The uses of cash from financing activities included a $200.0 million repayment of bank term loan, $197.0 million of repurchases of common stock, $19.3 million of repurchases of 6.875% senior notes, and a $6.2 million decrease in short-term and other borrowings. The sources of cash from financing activities were $354.0 million of proceeds from long-term bank borrowings, $46.7 million of proceeds from the exercise of stock options, and $8.0 million related to excess tax benefits from stock-based compensation arrangements.

During 2011, the company repurchased $17.9 million principal amount of its 6.875% senior notes due in 2013. The related loss on the repurchase aggregated $.9 million ($.5 million net of related taxes) and was recognized as a loss on prepayment of debt.

The net amount of cash provided by financing activities during 2010 was $270.9 million. The sources of cash from financing activities were $494.3 million of net proceeds from a note offering, a $9.8 million increase in short-term and other borrowings, $8.1 million of proceeds from the exercise of stock options, and $1.9 million related to excess tax benefits from stock-based compensation arrangements. The uses of cash from financing activities included $173.7 million of repurchases of common stock and a $69.5 million repayment of the company's 9.15% senior notes.

During 2010, the company completed the sale of $250.0 million principal amount of 3.375% notes due in 2015 and $250.0 million principal amount of 5.125% notes due in 2021. The net proceeds of the offering of $494.3 million were used for general corporate purposes.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at December 31, 2012), or an effective interest rate of 1.5% at December 31, 2012. The facility fee related to the revolving credit facility is .225%.  The company had outstanding borrowings under the revolving credit facility of $123.6 million and $74.0 million at December 31, 2012 and 2011, respectively. During the years ended December 31, 2012 and 2011, the average daily balance outstanding under the revolving credit facility was $338.7 million and $287.9 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2012), or an effective interest rate of .73% at December 31, 2012. The facility fee is .40%. The company had $225.0 million and $280.0 million in outstanding borrowings under the asset securitization program at December 31, 2012 and 2011, respectively.  During the years ended December 31, 2012 and 2011, the average daily balance outstanding under the asset securitization program was $500.4 million and $369.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2012 is as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$360,798	$508,313	$123,779	$946,191	$1,939,081
Interest on long-term debt	101,610	143,297	120,813	222,427	588,147
Capital leases	3,559	7,121	2,074	—	12,754
Operating leases	67,680	81,924	32,744	17,293	199,641
Purchase obligations (a)	2,493,870	16,061	1,090	213	2,511,234
Other (b)	17,492	11,852	8,170	9,463	46,977
	$3,045,009	$768,568	$288,670	$1,195,587	$5,297,834

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2012. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of the Wyle defined benefit plan. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company does not anticipate having to make required contributions to the plans beyond 2021. Also included are amounts relating to personnel, facilities, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2012, the company's pro-rata share of this debt was approximately $2.9 million. The company believes there is sufficient equity in the joint ventures to meet their obligations.

At December 31, 2012, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $57.6 million, of which approximately $1.0 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Program

In June 2012, the company's Board of Directors approved the repurchase of up to $200 million of the company's common stock. As of December 31, 2012, the company repurchased 2,922,822 shares under this program with a market value of $102.3 million at the dates of repurchase.

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

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, and product returns and also has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product was shipped.

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 605-45-45. Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one, four, and two percent of the company's consolidated sales for 2012, 2011, and 2010, respectively. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

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

Investments

The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments accounted for as available-for-sale on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2012, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Financial Instruments

The company uses various financial instruments, including derivative instruments, for purposes other than trading. Certain derivative instruments are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. Derivative instruments not designated as hedges are marked-to-market each reporting period with any unrealized gains or losses recognized in earnings.

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

Costs in Excess of Net Assets of Companies Acquired

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Examples of such events and circumstances that the company would consider include the following:

•
macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•
industry and market considerations such as a deterioration in the environment in which the company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the company's products or services, or a regulatory or political development;

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;

•
events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	a sustained decrease in share price (considered in both absolute terms and relative to peers).

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2012, 2011, and 2010, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2012, the company has $1.71 billion of goodwill, of which approximately $935.5 million and $22.4 million was allocated to the Americas and Asia/Pacific reporting units within the global components business segment, respectively and $557.5 million and $196.3 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas and Asia/Pacific reporting units within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 34%, 60%, 140%, and 192%, respectively.

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

During 2012, the company recorded an impairment charge of $6.6 million in connection with asset write-downs resulting from the company's decision to exit certain business activities which caused these assets to become redundant and have no future benefit. This impairment charge is included in "Restructuring, integration, and other charges" in the company's consolidated statements of operations.

Shipping and Handling Costs

Accounting principles generally accepted in the United States permit shipping and handling costs to be reported as either a component of cost of sales or selling, general, and administrative expenses. The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. If the company included such costs in cost of sales, gross profit margin as a percentage of sales for 2012 would decrease 40 basis points from 13.4% to 13.0% with a corresponding decrease in selling, general, and administrative expenses and no impact on reported earnings.

Impact of Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the company's financial position or results of operations.
Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company's implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, risks related to the integration of acquired businesses, change in legal and regulatory matters, and the company’s ability to generate additional cash flow.  Forward-looking statements are those statements, which are not statements of historical fact.  These forward-looking statements can be identified by forward-looking words such as "expects," "anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

The company is exposed to market risk from changes in foreign currency exchange rates and interest rates.

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2012 and 2011 was $425.1 million and $332.9 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in decreased sales and operating income of $460.5 million and $17.0 million, respectively, for 2012, compared with the year-earlier period, based on 2011 sales and operating income at the average rate for 2012. Sales and operating income would decrease by approximately $593.4 million and $17.6 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2012. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2012, approximately 80% of the company's debt was subject to fixed rates, and 20% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2012. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175.0 million. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $10.8 million and $3.0 million at December 31, 2012 and 2011, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes due in November 2015 to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $11.9 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and are being amortized as a reduction to interest expense over the remaining term of the underlying debt.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes due in July 2013 to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread, through its maturity.  In September 2011, these interest rate swap agreements were terminated for proceeds of $12.2 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and are being amortized as a reduction to interest expense over the remaining term of the underlying debt.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the "company") as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012 in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 7, 2013

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2012	2011	2010
Sales	$20,405,128	$21,390,264	$18,744,676
Costs and expenses:
Cost of sales	17,667,842	18,441,661	16,326,069
Selling, general, and administrative expenses	1,849,534	1,892,592	1,556,986
Depreciation and amortization	115,350	103,482	77,352
Restructuring, integration, and other charges	47,437	37,811	33,494
Settlement of legal matters	(79,158)	5,875	—
	19,601,005	20,481,421	17,993,901
Operating income	804,123	908,843	750,775
Equity in earnings of affiliated companies	8,112	6,736	6,369
Interest and other financing expense, net	101,876	105,971	76,571
Other	—	(193)	1,570
Income before income taxes	710,359	809,801	679,003
Provision for income taxes	203,642	210,485	199,378
Consolidated net income	506,717	599,316	479,625
Noncontrolling interests	385	506	(5)
Net income attributable to shareholders	$506,332	$598,810	$479,630
Net income per share:
Basic	$4.64	$5.25	$4.06
Diluted	$4.56	$5.17	$4.01
Average number of shares outstanding:
Basic	109,240	114,025	117,997
Diluted	111,077	115,932	119,577

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Consolidated net income	$506,717	$599,316	$479,625
Other comprehensive income:
Foreign currency translation adjustments	23,889	(49,384)	(21,110)
Unrealized gain (loss) on investment securities, net	3,679	(11,886)	5,501
Unrealized loss on interest rate swaps designated as cash flow hedges, net	(4,805)	(1,855)	—
Employee benefit plan items, net	(6,976)	(14,482)	2,744
Other comprehensive income (loss)	15,787	(77,607)	(12,865)
Comprehensive income	522,504	521,709	466,760
Less: Comprehensive income (loss) attributable to noncontrolling interests	192	486	(10)
Comprehensive income attributable to shareholders	$522,312	$521,223	$466,770

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$409,684	$396,887
Accounts receivable, net	4,923,898	4,482,117
Inventories	2,052,720	1,963,910
Other current assets	328,999	181,677
Total current assets	7,715,301	7,024,591
Property, plant and equipment, at cost:
Land	23,944	23,790
Buildings and improvements	152,008	147,215
Machinery and equipment	1,030,983	934,558
	1,206,935	1,105,563
Less: Accumulated depreciation and amortization	(607,294)	(549,334)
Property, plant and equipment, net	599,641	556,229
Investments in affiliated companies	65,603	60,579
Intangible assets, net	414,033	392,763
Cost in excess of net assets of companies acquired	1,711,703	1,473,333
Other assets	279,406	321,584
Total assets	$10,785,687	$9,829,079
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,769,268	$3,264,088
Accrued expenses	776,586	660,996
Short-term borrowings, including current portion of long-term debt	364,357	33,843
Total current liabilities	4,910,211	3,958,927
Long-term debt	1,587,478	1,927,823
Other liabilities	300,636	267,069
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in 2012 and 2011
Issued - 125,424 and 125,382 shares in 2012 and 2011, respectively	125,424	125,382
Capital in excess of par value	1,086,239	1,076,275
Treasury stock (19,423 and 13,568 shares in 2012 and 2011, respectively), at cost	(652,867)	(434,959)
Retained earnings	3,279,289	2,772,957
Foreign currency translation adjustment	182,632	158,550
Other	(37,495)	(29,393)
Total shareholders' equity	3,983,222	3,668,812
Noncontrolling interests	4,140	6,448
Total equity	3,987,362	3,675,260
Total liabilities and equity	$10,785,687	$9,829,079

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Consolidated net income	$506,717	$599,316	$479,625
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	115,350	103,482	77,352
Amortization of stock-based compensation	34,546	39,225	34,613
Equity in earnings of affiliated companies	(8,112)	(6,736)	(6,369)
Deferred income taxes	(5,414)	(11,377)	17,133
Restructuring, integration, and other charges	30,739	28,054	24,605
Non-cash impact of tax matters	—	—	(11,716)
Excess tax benefits from stock-based compensation arrangements	(5,029)	(7,956)	(1,922)
Other	(5,786)	4,309	3,302
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(318,689)	(193,492)	(805,637)
Inventories	(62,383)	105,150	(497,294)
Accounts payable	406,874	(465,603)	799,142
Accrued expenses	38,858	(74,236)	88,675
Other assets and liabilities	(52,638)	747	19,263
Net cash provided by operating activities	675,033	120,883	220,772
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(281,918)	(532,568)	(587,087)
Acquisition of property, plant and equipment	(112,224)	(113,941)	(112,254)
Purchase of cost method investment	(15,000)	—	—
Proceeds from sale of properties	—	—	16,971
Net cash used for investing activities	(409,142)	(646,509)	(682,370)
Cash flows from financing activities:
Change in short-term and other borrowings	(9,812)	(6,172)	9,775
Proceeds from (repayment of) long-term bank borrowings, net	(5,400)	354,000	—
Repayment of bank term loan	—	(200,000)	—
Net proceeds from note offering	—	—	494,325
Repurchase/repayment of senior notes	—	(19,324)	(69,545)
Proceeds from exercise of stock options	13,372	46,665	8,057
Excess tax benefits from stock-based compensation arrangements	5,029	7,956	1,922
Repurchases of common stock	(260,870)	(197,044)	(173,650)
Net cash provided by (used for) financing activities	(257,681)	(13,919)	270,884
Effect of exchange rate changes on cash	4,587	10,111	(19,972)
Net increase (decrease) in cash and cash equivalents	12,797	(529,434)	(210,686)
Cash and cash equivalents at beginning of year	396,887	926,321	1,137,007
Cash and cash equivalents at end of year	$409,684	$396,887	$926,321

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other	Noncontrolling Interests	Total
Balance at December 31, 2009	$125,287	$1,056,704	$(179,152)	$1,694,517	$229,019	$(9,415)	$337	$2,917,297
Consolidated net income (loss)	—	—	—	479,630	—	—	(5)	479,625
Translation adjustments	—	—	—	—	(21,105)	—	(5)	(21,110)
Unrealized gain on investment securities, net	—	—	—	—	—	5,501	—	5,501
Employee benefit plan items, net	—	—	—	—	—	2,744	—	2,744
Amortization of stock-based compensation	—	34,613	—	—	—	—	—	34,613
Shares issued for stock-based compensation awards	50	(26,301)	34,308	—	—	—	—	8,057
Tax benefits related to stock-based compensation awards	—	1,178	—	—	—	—	—	1,178
Repurchases of common stock	—	—	(173,650)	—	—	—	—	(173,650)
Purchase of subsidiary shares from noncontrolling interest	—	(2,733)	—	—	—	—	(327)	(3,060)
Balance at December 31, 2010	125,337	1,063,461	(318,494)	2,174,147	207,914	(1,170)	—	3,251,195
Consolidated net income	—	—	—	598,810	—	—	506	599,316
Translation adjustments	—	—	—	—	(49,364)	—	(20)	(49,384)
Unrealized loss on investment securities, net	—	—	—	—	—	(11,886)	—	(11,886)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	—	—	—	—	—	(1,855)	—	(1,855)
Employee benefit plan items, net	—	—	—	—	—	(14,482)	—	(14,482)
Amortization of stock-based compensation	—	39,225	—	—	—	—	—	39,225
Shares issued for stock-based compensation awards	45	(33,959)	80,579	—	—	—	—	46,665
Tax benefits related to stock-based compensation awards	—	7,548	—	—	—	—	—	7,548
Repurchases of common stock	—	—	(197,044)	—	—	—	—	(197,044)
Acquisition of noncontrolling interests	—	—	—	—	—	—	5,962	5,962
Balance at December 31, 2011	$125,382	$1,076,275	$(434,959)	$2,772,957	$158,550	$(29,393)	$6,448	$3,675,260

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Foreign Currency Translation Adjustment	Other	Noncontrolling Interests	Total
Balance at December 31, 2011	$125,382	$1,076,275	$(434,959)	$2,772,957	$158,550	$(29,393)	$6,448	$3,675,260
Consolidated net income	—	—	—	506,332	—	—	385	506,717
Translation adjustments	—	—	—	—	24,082	—	(193)	23,889
Unrealized gain on investment securities, net	—	—	—	—	—	3,679	—	3,679
Unrealized loss on interest rate swaps designated as cash flow hedges, net	—	—	—	—	—	(4,805)	—	(4,805)
Employee benefit plan items, net	—	—	—	—	—	(6,976)	—	(6,976)
Amortization of stock-based compensation	—	34,546	—	—	—	—	—	34,546
Shares issued for stock-based compensation awards	42	(29,632)	42,962	—	—	—	—	13,372
Tax benefits related to stock-based compensation awards	—	5,076	—	—	—	—	—	5,076
Repurchases of common stock	—	—	(260,870)	—	—	—	—	(260,870)
Purchase of subsidiary shares from noncontrolling interest	—	(26)	—	—	—	—	(2,500)	(2,526)
Balance at December 31, 2012	$125,424	$1,086,239	$(652,867)	$3,279,289	$182,632	$(37,495)	$4,140	$3,987,362

See accompanying notes.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

1.Summary of Significant Accounting Policies

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

Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally three to ten years. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. If the carrying value of the asset can not be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years. At December 31, 2012 and 2011, the company had unamortized software development costs of $407,032 and $381,700, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Board of Directors, are considered in determining whether the equity method is appropriate. The company records its investments in equity method investees meeting these characteristics as "Investments in affiliated companies" in the company's consolidated balance sheets.

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are accounted for under the cost method, if privately held, or as available-for-sale, if publicly traded, and are included in "Other assets" in the company's consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments accounted for as available-for-sale on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

Cost in Excess of Net Assets of Companies Acquired

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter and when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Examples of such events and circumstances that the company would consider include the following:

•
macroeconomic conditions such as deterioration in general economic conditions, limitations on accessing capital, fluctuations in foreign exchange rates, or other developments in equity and credit markets;

•
industry and market considerations such as a deterioration in the environment in which the company operates, an increased competitive environment, a decline in market-dependent multiples or metrics (considered in both absolute terms and relative to peers), a change in the market for the company's products or services, or a regulatory or political development;

•	cost factors such as increases in raw materials, labor, or other costs that have a negative effect on earnings and cash flows;

•	overall financial performance such as negative or declining cash flows or a decline in actual or planned revenue or earnings compared with actual and projected results of relevant prior periods;

•	other relevant entity-specific events such as changes in management, key personnel, strategy, or customers; contemplation of bankruptcy; or litigation;

•
events affecting a reporting unit such as a change in the composition or carrying amount of its net assets, a more-likely-than-not expectation of selling or disposing all, or a portion, of a reporting unit, the testing for recoverability of a significant asset group within a reporting unit, or recognition of a goodwill impairment loss in the financial statements of a subsidiary that is a component of a reporting unit; and

•	a sustained decrease in share price (considered in both absolute terms and relative to peers).

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2012, 2011, and 2010, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2012, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustments, employee benefit plan items, and unrealized gains or losses on investment securities and interest rate swaps designated as cash flow hedges. Unrealized gains or losses on investment securities are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures and is generally recognized over the vesting period of the award on a straight-line basis. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method. The company recorded, as a component of selling, general, and administrative expenses, amortization of stock-based compensation of $34,546, $39,225, and $34,613 in 2012, 2011, and 2010, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

A portion of the company's business involves shipments directly from its suppliers to its customers. In these transactions, the company is responsible for negotiating price both with the supplier and customer, payment to the supplier, establishing payment terms with the customer, and product returns and also has risk of loss if the customer does not make payment. As the principal with the customer, the company recognizes the sale and cost of sale of the product upon receiving notification from the supplier that the product was shipped.

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales) in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification Topic 605-45-45. Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one, four, and two percent of the company's consolidated sales for 2012, 2011, and 2010, respectively. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Shipping and Handling Costs

Shipping and handling costs included in selling, general, and administrative expenses totaled $83,278, $78,666, and $61,423 in 2012, 2011, and 2010, respectively.

Impact of Recently Issued Accounting Standards

In July 2012, the FASB issued Accounting Standards Update No. 2012-02, "Testing Indefinite-Lived Intangible Assets for Impairment" ("ASU No. 2012-02"), which allows entities to use a qualitative approach to test indefinite-lived intangible assets for impairment. ASU No. 2012-02 permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of the indefinite-lived intangible asset is less than its carrying value. If it is concluded that this is the case, it is necessary to perform the currently prescribed quantitative impairment test. Otherwise, the quantitative impairment test is not required. ASU No. 2012-02 is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. The adoption of the provisions of ASU No. 2012-02 will not have a material impact on the company's financial position or results of operations.
Reclassification

Certain prior year amounts were reclassified to conform to the current year presentation.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2. Acquisitions

The company accounts for acquisitions using the acquisition method of accounting. The results of operations of acquisitions are included in the company's consolidated results from their respective dates of acquisition. The company allocates the purchase price of each acquisition to the tangible assets, liabilities, and identifiable intangible assets acquired based on their estimated fair values. In certain circumstances, a portion of purchase price may be contingent upon the achievement of certain operating results. The fair values assigned to identifiable intangible assets acquired and contingent consideration were determined primarily by using an income approach which was based on assumptions and estimates made by management. Significant assumptions utilized in the income approach were based on company specific information and projections, which are not observable in the market and are thus considered Level 3 measurements by authoritative guidance (see Note 7). The excess of the purchase price over the fair value of the identified assets and liabilities has been recorded as goodwill. Any change in the estimated fair value of the net assets prior to the finalization of the allocation for acquisitions could change the amount of the purchase price allocable to goodwill. The company is not aware of any information that indicates the final purchase price allocations will differ materially from the preliminary estimates.

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired and includes $10,390 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of these acquisitions on the consolidated results of operations of the company for the years ended December 31, 2011 and 2012, as though the 2012 acquisitions occurred on January 1 was also not material.

2011 Acquisitions

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division of Richardson Electronics, Ltd. ("Richardson RFPD") for a purchase price of $235,973. Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market, with approximately 400 employees. Richardson RFPD's product set includes devices for infrastructure and wireless networks, power management and alternative energy markets.

On January 3, 2011, the company acquired Nu Horizons Electronics Corp. ("Nu Horizons") for a purchase price of $161,125, which included cash acquired of $18,085 and $26,375 of debt paid at closing. Nu Horizons is a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions to a wide variety of commercial original equipment manufacturers and electronic manufacturing service providers in the components industry. Nu Horizons has sales facilities and logistics centers throughout the world, serving a wide variety of end markets including industrial, military, networking, and data communications, and has over 700 employees.

The fair value of the net assets acquired, including identifiable intangible assets, relating to the Nu Horizons acquisition was approximately $162,213, which exceeds the purchase price discussed above of $161,125. Accordingly, the company recognized the excess of the fair value of the net assets acquired over purchase price paid of $1,088 ($668 net of related taxes or $.01 per share on both a basic and diluted basis) as a gain on bargain purchase. The gain on bargain purchase was included in "Other" in the company's consolidated statements of operations. Prior to recognizing the gain, the company reassessed the fair value of the assets acquired and liabilities assumed in the acquisition. The company believes it was able to acquire Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by the company was approved by Nu Horizons' shareholders.

Since the dates of the acquisitions, Richardson RFPD and Nu Horizons' sales for the year ended December 31, 2011 of $876,817 were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

During 2011, the company completed six additional acquisitions for aggregate cash consideration of $153,555, net of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011 and 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2010 Acquisitions

On December 16, 2010, the company acquired all of the assets and operations of INT Holdings, LLC, doing business as Intechra ("Intechra"), for a purchase price of $101,085, which included $77 of cash acquired. With sales offices and processing centers in strategic locations throughout the United States and a global network of partnerships, Intechra provides fully customized electronics asset dispostion services to many Fortune 1000 customers throughout the world. Intechra's service offerings include compliance services, data security and destruction, risk management, redeployment, remarketing, lease return, logistics management, and environmentally responsible recycling of all types of information technology and has approximately 300 employees.

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

On June 1, 2010, the company acquired PCG Parent Corp., doing business as Converge ("Converge"), for a purchase price of $138,363, which included cash acquired of $4,803 and $27,546 of debt paid at closing. Converge is a global provider of reverse logistics services. Converge has approximately 350 employees and offices in Singapore and Amsterdam, with support centers worldwide.

Since the dates of the acquisitions, Intechra, Shared, and Converge's sales for the year ended December 31, 2010 of $256,505 were included in the company's consolidated results of operations.

The cost in excess of net assets acquired related to the Intechra and Converge acquisitions was recorded in the company's global components business segment. The cost in excess of net assets acquired related to the Shared acquisition was recorded in the company's global ECS business segment. The intangible assets related to the Shared and Converge acquisitions are not expected to be deductible for income tax purposes while the intangible assets related to the Intechra acquisition are expected to be deductible for income tax purposes.

During 2010, the company completed five additional acquisitions for aggregate cash consideration of $96,634, net of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for 2010 as well as the unaudited pro forma consolidated results of operations of the company, as though the 2010 acquisitions occurred on January 1, 2010:

	For the Year Ended
	December 31, 2010
	As Reported	Pro Forma
Sales	$18,744,676	$19,326,092
Net income attributable to shareholders	479,630	491,688
Net income per share:
Basic	$4.06	$4.17
Diluted	$4.01	$4.11

The unaudited pro forma consolidated results of operations does not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2010, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Other

During 2012 and 2010, the company made payments of $2,526 and $3,060, respectively, to increase its ownership interest in majority-owned subsidiaries. These payments were recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

3. Cost in Excess of Net Assets of Companies Acquired and Intangible Assets, Net

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarters of 2012, 2011, and 2010, the company's annual impairment testing did not result in any indication of impairment.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
December 31, 2010 (a)	$670,871	$665,480	$1,336,351
Acquisitions	94,837	50,685	145,522
Other (primarily foreign currency translation)	(1,756)	(6,784)	(8,540)
December 31, 2011 (a)	763,952	709,381	1,473,333
Acquisitions	198,392	34,969	233,361
Other (primarily foreign currency translation)	(4,428)	9,437	5,009
December 31, 2012 (a)	$957,916	$753,787	$1,711,703

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of December 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,509	(100,172)	225,337
Developed technology	5 years	11,154	(2,508)	8,646
Other intangible assets	(b)	2,761	(1,711)	1,050
		$518,424	$(104,391)	$414,033

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Intangible assets, net, are comprised of the following as of December 31, 2011:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	267,729	(69,762)	197,967
Developed technology	6 years	11,029	(693)	10,336
Procurement agreement	5 years	12,000	(11,400)	600
Other intangible assets	(b)	14,573	(9,713)	4,860
		$484,331	$(91,568)	$392,763

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $36,508, $35,359, and $21,132 for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization expense for each of the years 2013 through 2017 is estimated to be approximately $36,165, $35,584, $35,207, $33,570, and $29,816, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries at December 31:

	2012	2011
Marubun/Arrow	$50,864	$45,626
Altech Industries	14,739	14,953
	$65,603	$60,579

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2012	2011	2010
Marubun/Arrow	$6,825	$5,338	$5,185
Altech Industries	1,287	1,398	1,184
	$8,112	$6,736	$6,369

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2012, the company's pro-rata share of this debt was approximately $2,900. The company believes that there is sufficient equity in the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2012	2011
Accounts receivable	$4,978,136	$4,530,242
Allowances for doubtful accounts	(54,238)	(48,125)
Accounts receivable, net	$4,923,898	$4,482,117

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

6. Debt

Short-term borrowings, including current portion of long-term debt, consists of the following at December 31:

	2012	2011
6.875% senior notes, due 2013	$335,384	$—
Short-term borrowings in various countries	28,973	33,843
	$364,357	$33,843

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at December 31, 2012 and 2011 were 4.6% and 3.6%, respectively.

Long-term debt consists of the following at December 31:

	2012	2011
Revolving credit facility	$123,600	$74,000
Asset securitization program	225,000	280,000
6.875% senior notes, due 2013	—	341,937
3.375% notes, due 2015	257,732	260,461
6.875% senior debentures, due 2018	198,869	198,660
6.00% notes, due 2020	299,936	299,927
5.125% notes, due 2021	249,356	249,278
7.5% senior debentures, due 2027	198,030	197,890
Other obligations with various interest rates and due dates	34,955	25,670
	$1,587,478	$1,927,823

The 7.5% senior debentures are not redeemable prior to their maturity.  The 6.875% senior notes, 3.375% notes, 6.875% senior debentures, 6.00% notes, and 5.125% notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2012	2011
6.875% senior notes, due 2013	$342,000	$352,000
3.375% notes, due 2015	260,000	250,000
6.875% senior debentures, due 2018	236,000	216,000
6.00% notes, due 2020	342,000	315,000
5.125% notes, due 2021	272,500	247,500
7.5% senior debentures, due 2027	246,000	244,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at December 31, 2012), or an effective interest rate of 1.5% at December 31, 2012. The facility fee related to the revolving credit facility is .225%.

The company had outstanding borrowings under the revolving credit facility of $123,600 and $74,000 at December 31, 2012 and 2011, respectively.

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2012), or an effective interest rate of .73% at December 31, 2012.  The facility fee is .40%.

At December 31, 2012 and 2011, the company had $225,000 and $280,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,610,946 and $1,562,613, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2012 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Annual payments of borrowings during each of the years 2013 through 2017 are $364,357, $253,457, $261,977, $125,784, and $69, respectively, and $946,191 for all years thereafter.

During 2011, the company repaid its $200,000 bank term loan which was due in January 2012.

During 2011, the company repurchased $17,893 principal amount of its 6.875% senior notes due in 2013. The related loss on the repurchase aggregated $895 ($549 net of related taxes) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

During 2010, the company sold a property and was required to repay the related collateralized debt with a face amount of $9,000. For 2010, the company recognized a loss on prepayment of debt of $1,570 ($964 net of related taxes or $.01 per share on both a basic and diluted basis) which was included in "Other" in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

During 2010, the company completed the sale of $250,000 principal amount of 3.375% notes due in 2015 and $250,000 principal amount of 5.125% notes due in 2021. The net proceeds of the offering of $494,325 were used for general corporate purposes.

During 2010, the company repaid the remaining $69,545 principal amount of its 9.15% senior notes upon maturity.

Interest and other financing expense, net, includes interest and dividend income of $5,779, $6,113, and $5,052 in 2012, 2011, and 2010, respectively. Interest paid, net of interest and dividend income, amounted to $113,628, $104,340, and $80,686 in 2012, 2011, and 2010, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,903	$—	$—	$67,903
Interest rate swaps	—	(10,832)	—	(10,832)
Foreign exchange contracts	—	(107)	—	(107)
Contingent consideration	—	—	(806)	(806)
	$67,903	$(10,939)	$(806)	$56,158

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2011:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$60,820	$—	$—	$60,820
Interest rate swaps	—	(3,009)	—	(3,009)
Foreign exchange contracts	—	(649)	—	(649)
	$60,820	$(3,658)	$—	$57,162

The following table summarizes the Level 3 activity for the year-ended December 31, 2012:

Balance as of December 31, 2011	$—
Fair value of initial contingent consideration	(10,390)
Change in fair value of contingent consideration included in earnings	9,584
Balance as of December 31, 2012	(806)

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During 2012, 2011, and 2010 there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows at December 31:

	2012
	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain (loss)	85	29,784	1,949
Fair value	$10,101	$40,582	$17,220

	2011
	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain (loss)	(371)	24,978	128
Fair value	$9,645	$35,776	$15,399

The fair values of these investments are included in "Other assets" in the company's consolidated balance sheets, and the related unrealized holding gains or losses are included in "Other" in the shareholders' equity section in the company's consolidated balance sheets.

Derivative Instruments

The company uses various financial instruments, including derivative instruments, for purposes other than trading.  Certain derivative instruments are designated at inception as hedges and measured for effectiveness both at inception and on an ongoing basis. Derivative instruments not designated as hedges are marked-to-market each reporting period with any unrealized gains or losses recognized in earnings.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair values of derivative instruments in the consolidated balance sheets are as follows at December 31:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	2012	2011
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$(10,832)	$—
Interest rate swaps designated as cash flow hedges	Other liabilities	—	(3,009)
Foreign exchange contracts designated as cash flow hedges	Other current assets	433	73
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(45)	(641)
Total derivative instruments designated as hedging instruments		(10,444)	(3,577)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,561	2,218
Foreign exchange contracts	Accrued expenses	(2,056)	(2,299)
Total derivative instruments not designated as hedging instruments		(495)	(81)
		$(10,939)	$(3,658)

The effect of derivative instruments on the consolidated statements of operations is as follows for the years ended December 31:

	Gain (Loss) Recognized in Income
	2012	2011	2010
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(3,777)	$(3,633)	$1,938

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Cash Flow Hedges		Net Investment Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Cross-Currency Swaps (b)
2012
Effective portion:
Gain (loss) recognized in other comprehensive income	$(7,823)	$1,012	$—
Gain (loss) reclassified into income	$—	$(54)	$—
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—

2011
Effective portion:
Gain (loss) recognized in other comprehensive income	$(3,009)	$(711)	$—
Gain (loss) reclassified into income	$—	$53	$—
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—

2010
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$73	$52,158
Gain (loss) reclassified into income	$—	$(108)	$—
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$(91)

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Interest Rate Swaps

The company enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% with an aggregate notional amount of $175,000. This swap manages the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap relates to the interest payments for anticipated debt issuances. Such anticipated debt issuances are expected to replace the outstanding debt maturing in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $10,832 and $3,009 at December 31, 2012 and 2011, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes due in November 2015 to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $11,856, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and are being amortized as a reduction to interest expense over the remaining term of the underlying debt.

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes due in July 2013 to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $12,203, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and are being amortized as a reduction to interest expense over the remaining term of the underlying debt.

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

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2012 and 2011 was $425,053 and $332,881, respectively.

Contingent Consideration

In connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $806 is included "Other liabilities" in the company's consolidated balance sheets as of December 31, 2012. A 20 percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of December 31, 2012.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2012	2011	2010
Current
Federal	$134,276	$113,937	$88,302
State	22,072	19,416	13,482
International	52,708	88,509	80,461
	209,056	221,862	182,245
Deferred
Federal	9,690	25,729	12,143
State	2,572	3,328	4,153
International	(17,676)	(40,434)	837
	(5,414)	(11,377)	17,133
	$203,642	$210,485	$199,378

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2012	2011	2010
United States	$441,526	$405,508	$313,127
International	268,833	404,293	365,876
Income before income taxes	$710,359	$809,801	$679,003

Provision at statutory tax rate	$248,626	$283,430	$237,651
State taxes, net of federal benefit	16,019	14,784	11,463
International effective tax rate differential	(43,008)	(48,785)	(61,868)
Change in valuation allowance	(6,266)	(49,826)	11,945
Other non-deductible expenses	2,764	4,744	4,040
Changes in tax accruals	(10,613)	12,437	(2,145)
Other	(3,880)	(6,299)	(1,708)
Provision for income taxes	$203,642	$210,485	$199,378

In 2011, the company recorded a net reduction in the provision for income taxes of $28,928 ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain deferred tax assets as a result of a realignment of the company's international business operations.

In 2010, the company recorded a net reduction in the provision for income taxes of $9,404 ($.08 per share on a basic and diluted basis) and a reduction in interest expense of $3,840 ($2,312 net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain tax matters covering multiple years.

At December 31, 2012, the company had a liability for unrecognized tax benefits of $46,980 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $1,000 is expected to be paid over the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2012	2011	2010
Balance at beginning of year	$63,498	$66,110	$68,833
Additions based on tax positions taken during a prior period	448	10,850	14,067
Reductions based on tax positions taken during a prior period	(11,824)	(2,389)	(20,273)
Additions based on tax positions taken during the current period	8,014	7,602	5,835
Reductions related to settlement of tax matters	(8,288)	(12,879)	(65)
Reductions related to a lapse of applicable statute of limitations	(4,868)	(5,796)	(2,287)
Balance at end of year	$46,980	$63,498	$66,110

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2012, 2011, and 2010 the company recognized $18, $2,068, and $(1,599), respectively, of interest expense (income) related to unrecognized tax benefits. At December 31, 2012 and 2011, the company had a liability for the payment of interest of $10,599 and $13,411, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2012:

United States - Federal	2010 - present
United States - States	2005 - present
Germany (a)	2010 - present
Hong Kong	2006 - present
Italy (a)	2008 - present
Sweden	2006 - present
United Kingdom	2010 - present

(a) Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$95,960	$79,317
Inventory adjustments	45,201	39,595
Allowance for doubtful accounts	17,008	14,401
Accrued expenses	56,222	61,589
Interest carryforward	46,876	52,606
Stock-based compensation awards	14,266	12,330
Other comprehensive income items	15,055	12,475
Other	3,381	—
	293,969	272,313
Valuation allowance	(24,409)	(30,675)
Total deferred tax assets	$269,560	$241,638

Deferred tax liabilities:
Goodwill	$(31,107)	$(9,060)
Depreciation	(61,896)	(57,346)
Intangible assets	(61,690)	(60,100)
Other	—	(1,916)
Total deferred tax liabilities	$(154,693)	$(128,422)
Total net deferred tax assets	$114,867	$113,216

At December 31, 2012, the company had international tax loss carryforwards of approximately $226,283, of which $54,108 have expiration dates ranging from 2013 and 2032, and the remaining $172,175 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $65,128 with a corresponding valuation allowance of $18,370.

The company also has Federal net operating loss carryforwards of approximately $79,596 at December 31, 2012 which relate to recently acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2020. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of approximately $72,155 of these Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,716,769 at December 31, 2012. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $179,408, $236,872, and $125,903 in 2012, 2011, and 2010, respectively.

9. Restructuring, Integration, and Other Charges

In 2012, 2011, and 2010, the company recorded restructuring, integration, and other charges of $47,437 ($30,739 net of related taxes or $.28 per share on both a basic and diluted basis), $37,811 ($28,054 net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively), and $33,494 ($24,605 net of related taxes or $.21 per share on both a basic and diluted basis), respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31, 2012, 2011, and 2010:

	2012	2011	2010
Restructuring charges - current period actions	$43,333	$23,818	$21,641
Restructuring and integration charges (credits) - actions taken in prior periods	1,387	(689)	(559)
Acquisition-related expenses	2,717	14,682	12,412
	$47,437	$37,811	$33,494

2012 Restructuring Charge

The following table presents the components of the 2012 restructuring charge of $43,333 and activity in the related restructuring accrual for 2012:

	Personnel Costs	Facilities	Asset Write-Downs	Total
Restructuring charge	$31,318	$5,416	$6,599	$43,333
Payments	(20,983)	(998)	—	(21,981)
Non-cash usage	—	—	(6,599)	(6,599)
Foreign currency translation	166	24	—	190
December 31, 2012	$10,501	$4,442	$—	$14,943

The restructuring charge of $43,333 in 2012 primarily includes personnel costs of $31,318, facilities costs of $5,416, and asset write-downs of $6,599.  The personnel costs are related to the elimination of approximately 505 positions within the global components business segment and approximately 360 positions within the global ECS business segment. The facilities costs are related to exit activities for 14 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which caused these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $23,818 and activity in the related restructuring accrual for 2011 and 2012:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$17,474	$5,387	$957	$23,818
Payments	(11,830)	(2,213)	(957)	(15,000)
Foreign currency translation	(127)	16	—	(111)
December 31, 2011	5,517	3,190	—	8,707
Restructuring charge	2,413	423	—	2,836
Payments	(6,883)	(1,938)	—	(8,821)
Foreign currency translation	(38)	7	—	(31)
December 31, 2012	$1,009	$1,682	$—	$2,691

The restructuring charge of $23,818 in 2011 primarily includes personnel costs of $17,474 and facilities costs of $5,387. The personnel costs are related to the elimination of approximately 280 positions within the global components business segment and approximately 240 positions within the global ECS business segment. The facilities costs are related to exit activities for 18 vacated

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency, primarily related to the integration of recently acquired businesses.

2010 Restructuring Charge

The following table presents the components of the 2010 restructuring charge of $21,641 and activity in the related restructuring accrual for 2010, 2011, and 2012:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$14,711	$2,329	$4,601	$21,641
Payments	(12,583)	(1,019)	(3,049)	(16,651)
Non-cash usage	—	—	(657)	(657)
Foreign currency translation	(44)	12	79	47
December 31, 2010	2,084	1,322	974	4,380
Restructuring charge (credit)	15	757	(21)	751
Payments	(1,934)	(1,243)	(1,010)	(4,187)
Foreign currency translation	41	(15)	57	83
December 31, 2011	206	821	—	1,027
Restructuring charge	25	—	—	25
Payments	—	(425)	—	(425)
Foreign currency translation	8	—	—	8
December 31, 2012	$239	$396	$—	$635

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2010

The following table presents the activity in the restructuring and integration accruals during 2010, 2011, and 2012 related to restructuring and integration actions taken prior to 2010:

	Personnel Costs	Facilities	Other	Total
December 31, 2009	$27,108	$12,963	$2,046	$42,117
Restructuring and integration charges (credits)	2,142	(2,389)	(312)	(559)
Payments	(25,597)	(3,132)	(201)	(28,930)
Non-cash usage	—	(582)	(104)	(686)
Foreign currency translation	(1,633)	(623)	(19)	(2,275)
December 31, 2010	2,020	6,237	1,410	9,667
Restructuring and integration credits	(714)	(625)	(101)	(1,440)
Payments	(1,006)	(2,611)	—	(3,617)
Foreign currency translation	5	60	—	65
December 31, 2011	305	3,061	1,309	4,675
Restructuring and integration credits	(82)	(83)	(1,309)	(1,474)
Payments	(67)	(1,249)	—	(1,316)
Foreign currency translation	4	56	—	60
December 31, 2012	$160	$1,785	$—	$1,945

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $20,214 at December 31, 2012, all of which is expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $11,909 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities totaling $8,305 relate to vacated leased properties that have scheduled payments of $5,486 in 2013, $1,460 in 2014, $784 in 2015, $367 in 2016, and $208 in 2017.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for 2012 are acquisition-related expenses of $12,301 primarily consisting of professional fees and other costs directly related to recent acquisition activity, net of adjustments for contingent consideration of $9,584 (see Note 7).

Included in restructuring, integration, and other charges for 2011 and 2010 are acquisition-related expenses of $14,682 and $12,412, respectively, primarily consisting of professional fees and other costs directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

10. Shareholders' Equity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2009	125,287	5,459	119,828
Shares issued for stock-based compensation awards	50	(1,070)	1,120
Repurchases of common stock	—	6,301	(6,301)
Common stock outstanding at December 31, 2010	125,337	10,690	114,647
Shares issued for stock-based compensation awards	45	(2,662)	2,707
Repurchases of common stock	—	5,540	(5,540)
Common stock outstanding at December 31, 2011	125,382	13,568	111,814
Shares issued for stock-based compensation awards	42	(1,326)	1,368
Repurchases of common stock	—	7,181	(7,181)
Common stock outstanding at December 31, 2012	125,424	19,423	106,001

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2012 and 2011.

Share-Repurchase Program

In June 2012, the company's Board of Directors approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. As of December 31, 2012, the company repurchased 2,922,822 shares under this program with a market value of $102,285 at the dates of repurchase.

11. Net Income Per Share

The following table sets forth the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2012	2011	2010
Net income attributable to shareholders	$506,332	$598,810	$479,630
Weighted-average shares outstanding - basic	109,240	114,025	117,997
Net effect of various dilutive stock-based compensation awards	1,837	1,907	1,580
Weighted-average shares outstanding - diluted	111,077	115,932	119,577
Net income per share:
Basic	$4.64	$5.25	$4.06
Diluted (a)	$4.56	$5.17	$4.01

(a)
Stock-based compensation awards for the issuance of 1,424 shares, 1,051 shares, and 3,257 shares for the years ended December 31, 2012, 2011, and 2010, respectively, were excluded from the computation of net income per share on a diluted basis as their effect is anti-dilutive.

12. Employee Stock Plans

Omnibus Plan

The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the "Omnibus Plan"), which replaced the Arrow Electronics, Inc. Stock Option Plan, the Arrow Electronics, Inc. Restricted Stock Plan, the 2002 Non-Employee Directors Stock

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment. There were 5,982,119 and 7,602,876 shares available for grant under the Omnibus Plan as of December 31, 2012 and 2011, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options generally become exercisable in equal installments over a four-year period, except for stock options authorized for grant to non-employee directors, which become exercisable in equal installments over a two-year period. The company no longer uses stock options as a part of the compensation of non-employee directors. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the year ended December 31, 2012:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2011	3,120,266	$30.61
Granted	473,580	40.10
Exercised	(523,879)	25.52
Forfeited	(61,447)	33.68
Outstanding at December 31, 2012	3,008,520	32.93	71	months	$16,935
Exercisable at December 31, 2012	1,844,749	32.16	54	months	$11,195

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2012 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2012, 2011, and 2010 was $7,675, $17,642, and $2,445, respectively.

Cash received from option exercises during 2012, 2011, and 2010 was $13,372, $46,665, and $8,057, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2012, 2011, and 2010 was $11,842, $19,796, and $7,301, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2012	2011	2010
Volatility (percent) (a)	39	37	37
Expected term (in years) (b)	5.3	5.5	5.2
Risk-free interest rate (percent) (c)	1.0	2.4	2.4

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $15.20, $14.80, and $10.39 during 2012, 2011, and 2010, respectively.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance share and/or performance unit awards (collectively "performance awards"). The fair value of a performance award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance awards will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 175% of the initial award. Compensation expense is recognized using the graded vesting method over the three-year service period and is adjusted each period based on the current estimate of performance compared to the target metric.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2012:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2011	2,936,719	$27.76
Granted	865,146	39.82
Vested	(867,228)	23.78
Forfeited	(149,984)	31.26
Non-vested shares at December 31, 2012	2,784,653	32.56

The total fair value of shares vested during 2012, 2011, and 2010 was $34,593, $48,055, and $24,710, respectively.

As of December 31, 2012, there was $42,261 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.2 years.

13. Employee Benefit Plans

Supplemental Executive Retirement Plans ("SERP")

The company maintains an unfunded Arrow SERP under which the company will pay supplemental pension benefits to certain employees upon retirement. There are 10 current and 16 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

The company acquired Wyle Electronics ("Wyle") in 2000. Wyle also sponsored an unfunded SERP for certain of its executives. Benefit accruals for the Wyle SERP were frozen as of December 31, 2000. There are 18 participants in this plan.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle SERP. Pension information for the years ended December 31 is as follows:

	2012	2011
Accumulated benefit obligation	$69,690	$62,891
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$68,473	$61,559
Service cost (Arrow SERP)	2,064	1,525
Interest cost	3,302	3,308
Actuarial loss	9,273	5,602
Benefits paid	(3,680)	(3,521)
Projected benefit obligation at end of year	$79,432	$68,473
Funded status	$(79,432)	$(68,473)
Components of net periodic pension cost:
Service cost (Arrow SERP)	$2,064	$1,525
Interest cost	3,302	3,308
Amortization of net loss	2,038	787
Amortization of prior service cost (Arrow SERP)	41	41
Net periodic pension cost	$7,445	$5,661
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.75%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.75%	5.50%
Rate of compensation increase (Arrow SERP)	5.00%	5.00%

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

Benefit payments are expected to be paid as follows:

2013	$3,992
2014	3,956
2015	3,915
2016	4,134
2017	4,079
2018-2022	28,124

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Wyle Defined Benefit Plan

Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000 and former participants were permitted to participate in the company's employee stock ownership and 401(k) plans. The company uses a December 31 measurement date for this plan. Pension information for the years ended December 31 is as follows:

	2012	2011
Accumulated benefit obligation	$128,772	$118,191
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$118,191	$108,335
Interest cost	5,442	5,767
Actuarial loss	10,808	9,630
Benefits paid	(5,670)	(5,541)
Projected benefit obligation at end of year	$128,771	$118,191
Changes in plan assets:
Fair value of plan assets at beginning of year	$81,719	$80,362
Actual return on plan assets	11,477	(2,956)
Company contributions	5,450	9,854
Benefits paid	(5,670)	(5,541)
Fair value of plan assets at end of year	$92,976	$81,719
Funded status	$(35,795)	$(36,472)
Components of net periodic pension cost:
Interest cost	$5,442	$5,767
Expected return on plan assets	(6,200)	(6,524)
Amortization of net loss	1,745	1,041
Net periodic pension cost	$987	$284
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.75%
Expected return on plan assets	7.25%	7.50%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.75%	5.50%
Expected return on plan assets	7.50%	8.00%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high-quality corporate bond. The expected return on plan assets is based on current and expected asset allocations, historical trends, and projected returns on those assets. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

The company makes contributions to the plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $5,450 and $9,854 in 2012 and 2011, respectively, and expects to make estimated contributions of $265 in 2013.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Benefit payments are expected to be paid as follows:

2013	$6,448
2014	6,546
2015	6,629
2016	6,823
2017	6,892
2018-2022	35,935

The fair values of the company's pension plan assets at December 31, 2012, utilizing the fair value hierarchy discussed in Note 7 are as follows:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Common collective trusts	$—	$749	$—	$749
Equities:
U.S. common stocks	33,806	—	—	33,806
International mutual funds	12,714	—	—	12,714
Index mutual funds	12,674	—	—	12,674
Fixed Income:
Mutual funds	30,374	—	—	30,374
Insurance contracts	—	2,659	—	2,659
Total	$89,568	$3,408	$—	$92,976

The fair values of the company's pension plan assets at December 31, 2011, utilizing the fair value hierarchy discussed in Note 7 are as follows:

	Level 1	Level 2	Level 3	Total
Cash Equivalents:
Common collective trusts	$—	$1,058	$—	$1,058
Equities:
U.S. common stocks	28,102	—	—	28,102
International mutual funds	10,665	—	—	10,665
Index mutual funds	10,436	—	—	10,436
Fixed Income:
Mutual funds	24,181	—	—	24,181
Insurance contracts	—	7,277	—	7,277
Total	$73,384	$8,335	$—	$81,719

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Comprehensive Income Items

In 2012, 2011, and 2010, actuarial (gains) losses of $9,120, $15,228, and $(368), respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2012, 2011, and 2010, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: transition obligation of $0, $0, and $18, respectively, prior service cost of $19, $19, and $43, respectively, and an actuarial loss of $2,311, $1,103, and $2,369, respectively.

Included in accumulated other comprehensive loss at December 31, 2012 and 2011 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $25 and $44, respectively, and unrecognized actuarial losses of $47,053 and $40,243, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2013 are $19 and $3,115, respectively.

Stock Ownership Plan

The company maintains a noncontributory employee stock ownership plan, which enables most United States employees to acquire shares of the company's common stock. Contributions, which are determined by the Board, are in the form of common stock or cash, which is used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan in 2012 and 2011 were $5,966 and $5,222, respectively. The company did not make any contributions to the plan in 2010. Effective December 31, 2012, the plan was frozen to new participants and no further contributions will be made by the company on behalf of participants in the plan. The account balances of participants in the plan as of December 31, 2012 became fully vested.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $14,014, $10,063, and $8,870 in 2012, 2011, and 2010, respectively. In lieu of contributions to the employee stock ownership plan, the company intends to make discretionary contributions to the company's defined benefit 401(k) plan. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $23,990, $23,450, and $20,811 in 2012, 2011, and 2010, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2023. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $79,104, $74,882, and $60,286 in 2012, 2011, and 2010, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2013	$67,680
2014	47,273
2015	34,651
2016	19,869
2017	12,875
Thereafter	17,293

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

15. Contingencies

2012 Settlement of Legal Matter

In connection with the purchase of Wyle from the VEBA Group ("VEBA") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's 1994 indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from VEBA, VEBA agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2000, VEBA merged with a publicly-traded German conglomerate; the combined entity is now known as E.ON SE ("E.ON"). The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

In October 2005, the company filed suit against E.ON in the Frankfurt am Main Regional Court in Germany. The suit sought indemnification, contribution, and a declaration of the parties' respective rights and obligations in connection with environmental clean-up costs associated with the Huntsville and Norco sites and certain related litigation and other costs. The litigation was suspended in December 2009 while the parties engaged in a court-facilitated mediation and settlement discussions. As part of the mediation, E.ON filed a counter claim against the company for certain income tax-related liabilities.

During the fourth quarter of 2012, the company entered into a settlement agreement with E.ON and VEBA pursuant to which E.ON paid the company $110,000 and the company released E.ON and VEBA from their indemnification obligation for costs associated with environmental remediation and related litigation in connection with the company's acquisition of Wyle in August 2000. The settlement agreement also resolved claims for certain income tax related liabilities with respect to the Wyle acquisition. In connection with this settlement, the company has initially recorded a gain on the settlement of legal matters of $79,158 ($48,623 net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from E.ON for reimbursement of costs incurred to date by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters.

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

The company believes the settlement amount together with potential recoveries from various insurance policies covering environmental remediation and related litigation will be sufficient to cover any potential future costs related to the Wyle acquisition; however, it is possible unexpected costs beyond those anticipated could occur.

As part of the company's settlement agreement with E.ON and VEBA, the company retains the right to various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville and any future amounts recovered. The company has sued certain umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage. The resolution of these matters could likely take several years. With the exception of $4,375 for which a settlement was reached and the company is expecting payment in the first quarter of 2013, the company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable due to the on-going litigation.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Environmental Matters - Huntsville

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $4,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The development of a final Remedial Action Work Plan is ongoing. Approximately $31,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight to be $200. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost $200.

Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. Approximately $12,000 was expended on remediation to date, and it is anticipated that these activities, along with the initial phases of the treatment of contaminated groundwater in the offsite area and remaining Remedial Action Work Plan costs, will give rise to an additional estimated $17,200 to $23,700.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the consent decree is not yet known, and, accordingly, the associated costs have yet to be determined.

Accruals for environmental liabilities are included in "Accrued expenses" and "Other liabilities" in the company's consolidated balance sheets.

2011 Settlement of Legal Matter

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

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

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2012	2011	2010
Sales:
Global components	$13,361,122	$14,853,823	$13,168,381
Global ECS	7,044,006	6,536,441	5,576,295
Consolidated	$20,405,128	$21,390,264	$18,744,676
Operating income (loss):
Global components	$619,282	$823,774	$715,333
Global ECS	290,970	262,893	191,489
Corporate (a)	(106,129)	(177,824)	(156,047)
Consolidated	$804,123	$908,843	$750,775

(a)
Includes restructuring, integration, and other charges of $47,437, $37,811, and $33,494 in 2012, 2011, and 2010, respectively. Also included is a gain of $79,158 and a charge of $5,875 in 2012 and 2011, respectively, related to the settlement of legal matters.

Total assets, by segment, at December 31 are as follows:

	2012	2011
Global components	$6,467,123	$5,974,174
Global ECS	3,685,100	3,206,788
Corporate	633,464	648,117
Consolidated	$10,785,687	$9,829,079

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Sales, by geographic area, for the years ended December 31 are as follows:

	2012	2011	2010
Americas (b)	$10,641,903	$10,576,106	$9,111,557
EMEA	5,927,231	6,889,479	5,633,508
Asia/Pacific	3,835,994	3,924,679	3,999,611
Consolidated	$20,405,128	$21,390,264	$18,744,676

(b)	Includes sales related to the United States of $9,746,612, $9,706,593, and $8,254,191 in 2012, 2011, and 2010, respectively.

Net property, plant and equipment, by geographic area, is as follows:

	2012	2011
Americas (c)	$512,775	$479,420
EMEA	65,947	56,552
Asia/Pacific	20,919	20,257
Consolidated	$599,641	$556,229

(c)	Includes net property, plant and equipment related to the United States of $511,555 and $478,376 at December 31, 2012 and 2011, respectively.

17. Quarterly Financial Data (Unaudited)

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2012
Sales	$4,889,529		$5,150,563		$4,962,331		$5,402,705
Gross profit	680,579		687,144		662,719		706,844
Net income attributable to shareholders	113,628	(b)	114,383	(c)	103,617	(d)	174,704	(e)

Net income per share (a):
Basic	$1.01	(b)	$1.04	(c)	$.96	(d)	$1.64	(e)
Diluted	$1.00	(b)	$1.02	(c)	$.94	(d)	$1.62	(e)

2011
Sales	$5,223,003		$5,539,931		$5,186,857		$5,440,473
Gross profit	722,508		770,147		711,139		744,809
Net income attributable to shareholders	136,309	(f)	156,197	(g)	132,216	(h)	174,088	(i)

Net income per share (a):
Basic	$1.18	(f)	$1.35	(g)	$1.17	(h)	$1.55	(i)
Diluted	$1.16	(f)	$1.33	(g)	$1.15	(h)	$1.53	(i)

(a)
Quarterly net income per share is calculated using the weighted-average number of shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted-average number of shares

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year.

(b)	Includes restructuring, integration, and other charges ($6,141 net of related taxes or $.05 per share on both a basic and diluted basis).

(c)	Includes restructuring, integration, and other charges ($9,702 net of related taxes or $.09 per share on both a basic and diluted basis).

(d)	Includes restructuring, integration, and other charges ($8,576 net of related taxes or $.08 per share on both a basic and diluted basis).

(e)
Includes restructuring, integration, and other charges ($6,320 net of related taxes or $.06 per share on both a basic and diluted basis) and a gain on the settlement of a legal matter ($48,623 net of related taxes or $.46 and $.45 per share on a basic and diluted basis, respectively).

(f)
Includes restructuring, integration, and other charges ($7,199 net of related taxes or $.06 per share on both a basic and diluted basis), a charge related to the settlement of a legal matter ($3,609 net of related taxes or $.03 per share on both a basic and diluted basis), and a gain on bargain purchase ($1,078 net of related taxes or $.01 per share on both a basic and diluted basis).

(g)	Includes restructuring, integration, and other charges ($3,584 net of related taxes or $.03 per share on both a basic and diluted basis).

(h)	Includes restructuring, integration, and other charges ($6,048 net of related taxes or $.05 per share on both a basic and diluted basis).

(i)
Includes restructuring, integration, and other charges ($11,223 net of related taxes or $.10 per share on both a basic and diluted basis), an adjustment to the gain on bargain purchase recorded in the first quarter of 2011 ($410 net of related taxes), a loss on prepayment of debt ($549 net of related taxes), and a net reduction in the provision for income taxes ($28,928 net of related taxes or $.26 and $.25 per share on a basic and diluted basis, respectively) principally due to a reversal of valuation allowance on certain deferred tax assets.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2012 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2012, and concluded that it is effective.

The company acquired seven separate entities over the course of the year ended December 31, 2012, which are included in the company's 2012 consolidated financial statements and constituted 4.4 percent of total assets as of December 31, 2012 and 1.6 percent of the company's consolidated sales and 2.6 percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2012. The company has excluded these seven entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2012, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.'s (the "company") internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of seven separate entities that were acquired over the course of the year ended December 31, 2012, which are included in the company's 2012 consolidated financial statements and constituted 4.4 percent of total assets as of December 31, 2012 and 1.6 percent of the sales and 2.6 percent of the net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these seven entities.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2012 and December 31, 2011, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2012 and our report dated February 7, 2013 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 7, 2013

Changes in Internal Control Over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Transition of Enterprise Resource Planning System

On January 1, 2013 the company completed the process of installing a new enterprise resource planning ("ERP") system in a select operation in Europe as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed, and the company has not experienced any significant difficulties in results to date in connection with the implementation or operation of the new ERP system.

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, is incorporated herein by reference.

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

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 23, 2013, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	39

		Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010	40

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011, and 2010	41

		Consolidated Balance Sheets as of December 31, 2012 and 2011	42

		Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010	43

		Consolidated Statements of Equity for the years ended December 31, 2012, 2011, and 2010	44

		Notes to the Consolidated Financial Statements	46

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	92

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See Index of Exhibits included on pages 86 - 91

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

10(a)	Arrow Electronics Savings Plan, as amended and restated effective January 1, 2012.

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

10(c)(i)	Amendment 4 to the Arrow Electronics Stock Ownership Plan effective December 31, 2012.

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 25, 2010)(incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 1-4482).

10(d)(ii)	Form of Non-Qualified Stock Option Award Agreement under 10(d)(i) above.

10(d)(iii)	Form of Performance Stock Unit Award Agreement under 10(d)(i) above.

10(d)(iv)	Form of Restricted Stock Unit Award Agreement under 10(d)(i) above.

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

10(g)	Non-Employee Directors Deferred Compensation Plan, as amended and restated on January 1, 2009.

10(h)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(i)
Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

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

10(j)(vi)
Employment Agreement, dated as of December 30, 2008, by and between the company and M. Catherine Morris (incorporated by reference to Exhibit 10(j)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(j)(vii)
Employment Agreement, dated as of December 30, 2008, by and between the company and Vincent Melvin (incorporated by reference to Exhibit 10(j)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(j)(viii)
Offer Letter and Term Sheet, dated as of October 1, 2011, by and between the company and Gretchen Zech (incorporated by reference to Exhibit 10(j)(viii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

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

10(m)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(m)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(m)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(m)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(m)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(m)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(m)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

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

10(m)(xx)
Amendment No. 19 to the Transfer and Administration Agreement, dated as of February 14, 2011, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10(m)(xx) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(m)(xxi)
Amendment No. 20 to the Transfer and Administration Agreement, dated as of December 7, 2011, to the Transfer and Administration Agreement in 10(m)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated December 12, 2011, Commission File No.1-4482).

10(m)(xxii)	Amendment No. 21 to the Transfer and Administration Agreement, dated as of March 30, 2012, to the Transfer and Administration Agreement in 10(m)(i) above.

10(m)(xxiii)	Amendment No. 22 to the Transfer and Administration Agreement, dated as of August 29, 2012, to the Transfer and Administration Agreement in 10(m)(i) above.

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

10(n)(ii)
Amendment No. 1 to Dealer Agreement dated as of November 9, 1999, between Arrow Electronics, Inc. and J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC), Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated) (incorporated by reference to Exhibit 10(n)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(n)(iii)
Issuing and Paying Agency Agreement, dated as of October 11, 2011, by and between Arrow Electronics, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10(n)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(o)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

10(p)	Settlement Agreement, between Arrow Electronics Inc., E.ON SE, and VEBA Electronics, LLC.

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2012	$48,125	$12,452	$3,262	$9,601	$54,238

Year ended December 31, 2011	$37,998	$12,957	$5,357	$8,187	$48,125

Year ended December 31, 2010	$39,674	$5,001	$5,849	$12,526	$37,998

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2012, 2011, and 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel, and Secretary
February 7, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2013:

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