Form 10-Q
period 2013-03-30
ARROW ELECTRONICS INC
filed 2013-05-01
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

7459 South Lima Street, Englewood, Colorado	80112
(Address of principal executive offices)	(Zip Code)

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
Yes ☐   No ☒

There were 104,670,333 shares of Common Stock outstanding as of April 26, 2013.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Sales	$4,849,629	$4,889,529
Costs and expenses:
Cost of sales	4,207,557	4,208,950
Selling, general, and administrative expenses	451,405	455,837
Depreciation and amortization	31,505	29,050
Restructuring, integration, and other charges	21,610	8,243
	4,712,077	4,702,080
Operating income	137,552	187,449
Equity in earnings of affiliated companies	1,983	2,184
Loss on prepayment of debt	4,277	—
Interest and other financing expense, net	29,530	27,132
Income before income taxes	105,728	162,501
Provision for income taxes	27,770	48,778
Consolidated net income	77,958	113,723
Noncontrolling interests	83	95
Net income attributable to shareholders	$77,875	$113,628
Net income per share:
Basic	$.74	$1.01
Diluted	$.72	$1.00
Average number of shares outstanding:
Basic	105,889	112,002
Diluted	107,824	114,077

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Consolidated net income	$77,958	$113,723
Other comprehensive income:
Foreign currency translation adjustments	(66,170)	48,035
Unrealized gain (loss) on investment securities, net	(1,978)	6,629
Unrealized gain on interest rate swaps designated as cash flow hedges, net	1,744	2,764
Employee benefit plan items, net	799	489
Other comprehensive income (loss)	(65,605)	57,917
Comprehensive income	12,353	171,640
Less: Comprehensive income (loss) attributable to noncontrolling interests	83	(99)
Comprehensive income attributable to shareholders	$12,270	$171,739

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 30, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$364,151	$409,684
Accounts receivable, net	4,493,418	4,923,898
Inventories	2,066,516	2,052,720
Other current assets	381,398	328,999
Total current assets	7,305,483	7,715,301
Property, plant, and equipment, at cost:
Land	23,871	23,944
Buildings and improvements	151,576	152,008
Machinery and equipment	1,050,207	1,030,983
	1,225,654	1,206,935
Less: Accumulated depreciation and amortization	(624,115)	(607,294)
Property, plant, and equipment, net	601,539	599,641
Investments in affiliated companies	66,547	65,603
Intangible assets, net	403,972	414,033
Cost in excess of net assets of companies acquired	1,704,241	1,711,703
Other assets	278,347	279,406
Total assets	$10,360,129	$10,785,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,282,020	$3,769,268
Accrued expenses	608,362	776,586
Short-term borrowings, including current portion of long-term debt	36,957	364,357
Total current liabilities	3,927,339	4,910,211
Long-term debt	2,204,806	1,587,478
Other liabilities	319,310	300,636
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2013 and 2012
Issued - 125,424 shares in both 2013 and 2012	125,424	125,424
Capital in excess of par value	1,046,374	1,086,239
Treasury stock (20,378 and 19,423 shares in 2013 and 2012, respectively), at cost	(704,043)	(652,867)
Retained earnings	3,357,164	3,279,289
Foreign currency translation adjustment	116,462	182,632
Other	(36,930)	(37,495)
Total shareholders' equity	3,904,451	3,983,222
Noncontrolling interests	4,223	4,140
Total equity	3,908,674	3,987,362
Total liabilities and equity	$10,360,129	$10,785,687

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 30, 2013	March 31, 2012
Cash flows from operating activities:
Consolidated net income	$77,958	$113,723
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	31,505	29,050
Amortization of stock-based compensation	5,983	7,255
Equity in earnings of affiliated companies	(1,983)	(2,184)
Deferred income taxes	19,584	18,961
Restructuring, integration, and other charges	15,495	6,141
Excess tax benefits from stock-based compensation arrangements	(6,475)	(4,947)
Loss on prepayment of debt	2,627	—
Other	(1,031)	(1,457)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	388,980	334,014
Inventories	(25,377)	(24,357)
Accounts payable	(467,797)	(135,198)
Accrued expenses	(173,437)	(64,564)
Other assets and liabilities	(45,436)	(26,102)
Net cash provided by (used for) operating activities	(179,404)	250,335
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(9,382)	(160,543)
Acquisition of property, plant, and equipment	(26,751)	(22,253)
Other	(3,000)	—
Net cash used for investing activities	(39,133)	(182,796)
Cash flows from financing activities:
Change in short-term and other borrowings	(14,342)	(9,074)
Proceeds from long-term bank borrowings, net	44,300	329,700
Net proceeds from note offering	591,156	—
Redemption of senior notes	(338,184)	—
Proceeds from exercise of stock options	10,600	10,138
Excess tax benefits from stock-based compensation arrangements	6,475	4,947
Repurchases of common stock	(113,504)	(57,684)
Net cash provided by financing activities	186,501	278,027
Effect of exchange rate changes on cash	(13,497)	(2,745)
Net increase (decrease) in cash and cash equivalents	(45,533)	342,821
Cash and cash equivalents at beginning of period	409,684	396,887
Cash and cash equivalents at end of period	$364,151	$739,708

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, as filed in the company's Annual Report on Form 10-K.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated three percent of the company's sales for the first quarter of 2012. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In March 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

In February 2013, the FASB issued Accounting Standards Update No. 2013-04, "Obligations Resulting from Joint and Several Liability Arrangements for Which the Total Amount of the Obligation Is Fixed at the Reporting Date" ("ASU No. 2013-04"). ASU No. 2013-04 provides guidance for the recognition, measurement, and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of the guidance is fixed at the reporting date, as the sum of the amount the reporting entity agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the reporting entity expects to pay on behalf of its co-obligors. In addition, ASU No. 2013-04 requires an entity to disclose the nature and amount of the obligation, as well as other information about the obligations. ASU No. 2013-04 is effective for interim and annual periods beginning after December 15, 2013 and is to be applied retrospectively. The adoption of the provisions of ASU No. 2013-04 is not expected to have a material impact on the company's financial position or results of operations.

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

2013 Acquisition

During the first quarter of 2013, the company completed one acquisition. The aggregate consideration for this acquisition was $9,952 and included $570 of contingent consideration. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2013 acquisition on the consolidated results of operations of the company for the first quarters of 2013 and 2012 as though this acquisition occurred on January 1, 2012 was also not material.

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired and included $10,390 of contingent consideration. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2012 acquisitions on the consolidated results of operations of the company for the first quarter of 2012 as though these acquisitions occurred on January 1, 2012 was also not material.

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2012 (a)	$957,916	$753,787	$1,711,703
Acquisitions	6,789	—	6,789
Foreign currency translation	(4,898)	(9,353)	(14,251)
Balance as of March 30, 2013 (a)	$959,807	$744,434	$1,704,241

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 30, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	323,722	(107,157)	216,565
Developed technology	5 years	10,416	(2,845)	7,571
Other intangible assets	(b)	2,566	(1,730)	836
		$515,704	$(111,732)	$403,972

Intangible assets, net, are comprised of the following as of December 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,509	(100,172)	225,337
Developed technology	5 years	11,154	(2,508)	8,646
Other intangible assets	(b)	2,761	(1,711)	1,050
		$518,424	$(104,391)	$414,033

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $8,957 and $9,671 for the first quarters of 2013 and 2012, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	March 30, 2013	December 31, 2012
Marubun/Arrow	$52,756	$50,864
Altech Industries	13,791	14,739
	$66,547	$65,603

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	March 30, 2013	March 31, 2012
Marubun/Arrow	$1,633	$1,616
Altech Industries	350	568
	$1,983	$2,184

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At March 30, 2013, the company's pro-rata share of this debt was approximately $600. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 30, 2013	December 31, 2012
Accounts receivable	$4,546,463	$4,978,136
Allowances for doubtful accounts	(53,045)	(54,238)
Accounts receivable, net	$4,493,418	$4,923,898

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	March 30, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$335,384
Short-term borrowings in various countries	36,957	28,973
	$36,957	$364,357

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at March 30, 2013 and December 31, 2012 were 4.5% and 4.6%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	March 30, 2013	December 31, 2012
Revolving credit facility	$57,900	$123,600
Asset securitization program	335,000	225,000
3.375% notes, due 2015	257,050	257,732
6.875% senior debentures, due 2018	198,921	198,869
3.00% notes, due 2018	298,473	—
6.00% notes, due 2020	299,938	299,936
5.125% notes, due 2021	249,376	249,356
4.50% notes, due 2023	297,629	—
7.50% senior debentures, due 2027	198,065	198,030
Other obligations with various interest rates and due dates	12,454	34,955
	$2,204,806	$1,587,478

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 30, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$342,000
3.375% notes, due 2015	260,000	260,000
6.875% senior debentures, due 2018	232,000	236,000
3.00% notes, due 2018	303,000	—
6.00% notes, due 2020	330,000	342,000
5.125% notes, due 2021	262,500	272,500
4.50% notes, due 2023	303,000	—
7.50% senior debentures, due 2027	244,000	246,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

In February 2013, the company completed the sale of $300,000 principal amount of 3.00% notes due in 2018 and $300,000 principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

In March 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first quarter of 2013 aggregated $4,277 ($2,627 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at March 30, 2013), or an effective interest rate of 1.47% at March 30, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $57,900 and $123,600 at March 30, 2013 and December 31, 2012, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at March 30, 2013), or an effective interest rate of .71% at March 30, 2013.  The facility fee is .40%.

At March 30, 2013 and December 31, 2012, the company had $335,000 and $225,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,432,767 and $1,610,946, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 30, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest and dividend income of $571 and $585 for the first quarters of 2013 and 2012, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 30, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$64,725	$—	$—	$64,725
Foreign exchange contracts	—	(568)	—	(568)
Contingent consideration	—	—	(1,294)	(1,294)
	$64,725	$(568)	$(1,294)	$62,863

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,903	$—	$—	$67,903
Interest rate swaps	—	(10,832)	—	(10,832)
Foreign exchange contracts	—	(107)	—	(107)
Contingent consideration	—	—	(806)	(806)
	$67,903	$(10,939)	$(806)	$56,158

The following table summarizes the Level 3 activity for the first quarter of 2013:

Balance as of December 31, 2012	$(806)
Fair value of contingent consideration recognized upon acquisition	(570)
Change in fair value of contingent consideration included in earnings	82
Balance as of March 30, 2013	$(1,294)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first quarters of 2013 and 2012, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at March 30, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,312
Unrealized holding gain	734	24,890	2,975
Fair value	$10,750	$35,688	$18,287

The fair value of the company's available-for-sale securities at December 31, 2012 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain	85	29,784	1,949
Fair value	$10,101	$40,582	$17,220

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

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	March 30, 2013	December 31, 2012
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$—	$(10,832)
Foreign exchange contracts designated as cash flow hedges	Other current assets	772	433
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(390)	(45)
Total derivative instruments designated as hedging instruments		382	(10,444)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,577	1,561
Foreign exchange contracts	Accrued expenses	(2,527)	(2,056)
Total derivative instruments not designated as hedging instruments		(950)	(495)
Total		$(568)	$(10,939)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended
	March 30, 2013	March 31, 2012
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(1,134)	$(793)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Quarter Ended March 30, 2013
Effective portion:
Gain (loss) recognized in other comprehensive income	$3,132	$(59)
Gain (loss) reclassified into income	$—	$252
Ineffective portion:
Gain (loss) recognized in income	$292	$—

Quarter Ended March 31, 2012
Effective portion:
Gain (loss) recognized in other comprehensive income	$4,546	$440
Gain (loss) reclassified into income	$—	$(41)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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
Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10,832 at December 31, 2012. In February 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at March 30, 2013 and December 31, 2012 was $437,868 and $425,053, respectively.

Contingent Consideration

In connection with the 2013 acquisition, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $5,400 which would be due at the end of a three-year period. Additionally, in connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $1,294 and $806 was included in "Other liabilities" in the company's consolidated balance sheets as of March 30, 2013 and December 31, 2012, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of March 30, 2013.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the first quarters of 2013 and 2012, the company recorded restructuring, integration, and other charges of $21,610 ($15,495 net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) and $8,243 ($6,141 net of related taxes or $.05 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 30, 2013	March 31, 2012
Restructuring charges - current period actions	$18,559	$5,417
Restructuring and integration charges - actions taken in prior periods	210	487
Acquisition-related expenses	2,841	2,339
	$21,610	$8,243

2013 Restructuring Charge

The following table presents the components of the 2013 restructuring charge of $18,559 and activity in the related restructuring accrual for the first quarter of 2013:

	Personnel Costs	Facilities	Total
Restructuring charge	$16,881	$1,678	$18,559
Payments	(3,471)	(830)	(4,301)
Foreign currency translation	(76)	(9)	(85)
Balance as of March 30, 2013	$13,334	$839	$14,173

The restructuring charge of $18,559 for the first quarter of 2013 includes personnel costs of $16,881 and facilities costs of $1,678.  The personnel costs are related to the elimination of approximately 280 positions within the global components business

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

segment and approximately 60 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities in the Americas and EMEA (Europe, Middle East, and Africa) regions due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2012 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first quarter of 2013 related to the 2012 restructuring:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$10,501	$4,442	$14,943
Restructuring charge (credit)	435	(486)	(51)
Payments	(5,890)	(604)	(6,494)
Foreign currency translation	(67)	(130)	(197)
Balance as of March 30, 2013	$4,979	$3,222	$8,201

Restructuring Accruals Related to Actions Taken Prior to 2012

The following table presents the activity in the restructuring accruals for the first quarter of 2013 related to restructuring actions taken prior to 2012:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$1,408	$3,863	$5,271
Restructuring charges (credits)	(121)	382	261
Payments	(152)	(663)	(815)
Foreign currency translation	(33)	(86)	(119)
Balance as of March 30, 2013	$1,102	$3,496	$4,598

Restructuring Accrual Summary

In summary, the restructuring accruals aggregate $26,972 at March 30, 2013, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $19,415 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities totaling $7,557 relate to vacated leased properties that have scheduled payments of $5,398 in 2013, $1,150 in 2014, $638 in 2015, $352 in 2016, and $19 in 2017.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the first quarter of 2013 is $2,340 of contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as other acquisition-related expenses of $501, primarily consisting of professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the first quarter of 2012 is acquisition-related expenses of $2,339 primarily consisting of professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 30, 2013	March 31, 2012
Net income attributable to shareholders	$77,875	$113,628
Weighted average shares outstanding - basic	105,889	112,002
Net effect of various dilutive stock-based compensation awards	1,935	2,075
Weighted average shares outstanding - diluted	107,824	114,077
Net income per share:
Basic	$.74	$1.01
Diluted (a)	$.72	$1.00

(a)
Stock-based compensation awards for the issuance of 1,360 and 589 shares for the first quarters of 2013 and 2012, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2012	$182,632	$19,617	$(6,669)	$(50,443)	$145,137
Other comprehensive income before reclassifications	(66,422)	(1,978)	1,923	4	(66,473)
Amounts reclassified into income	252	—	(179)	795	868
Net current-period other comprehensive income	(66,170)	(1,978)	1,744	799	(65,605)
Balance as of March 30, 2013	$116,462	$17,639	$(4,925)	$(49,644)	$79,532

Share-Repurchase Programs

In June 2012, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In February 2013, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of March 30, 2013, the company repurchased 5,310,954 shares under these programs with a market value of $199,957 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
Components of net periodic benefit costs:
Service cost	$532	$516
Interest cost	2,026	2,201
Expected return on plan assets	(1,629)	(1,509)
Amortization of unrecognized net loss	1,157	951
Amortization of prior service cost	11	11
Net periodic benefit costs	$2,097	$2,170

Note M – Contingencies

Environmental Matters

In connection with the purchase of Wyle Electronics ("Wyle") in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. During the fourth quarter of 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $33,000 from certain insurance carriers. The company has sued certain other umbrella liability policy carriers because they have yet to make payment on claims filed by the company. These disputes generally relate to the umbrella liability policy carriers' proportional share of the total liability as opposed to the applicability of coverage. The resolution of these matters could likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable due to the on-going litigation.

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The approval of a final Remedial Action Work Plan is ongoing. Approximately $32,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight to be $200. Project management and regulatory oversight include costs incurred by Wyle Laboratories and project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost $200.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
Sales:
Global components	$3,192,580	$3,349,554
Global ECS	1,657,049	1,539,975
Consolidated	$4,849,629	$4,889,529
Operating income (loss):
Global components	$128,280	$170,708
Global ECS	61,591	55,487
Corporate (a)	(52,319)	(38,746)
Consolidated	$137,552	$187,449

(a)	Includes restructuring, integration, and other charges of $21,610 and $8,243 for the first quarters of 2013 and 2012, respectively.

Total assets, by segment, are as follows:

	March 30, 2013	December 31, 2012
Global components	$6,580,081	$6,467,123
Global ECS	3,149,556	3,685,100
Corporate	630,492	633,464
Consolidated	$10,360,129	$10,785,687

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended
	March 30, 2013	March 31, 2012
Americas (b)	$2,486,147	$2,531,780
EMEA	1,442,171	1,530,027
Asia/Pacific	921,311	827,722
Consolidated	$4,849,629	$4,889,529

(b)	Includes sales related to the United States of $2,265,377 and $2,300,996 for the first quarters of 2013 and 2012, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	March 30, 2013	December 31, 2012
Americas (c)	$516,046	$512,775
EMEA	64,783	65,947
Asia/Pacific	20,710	20,919
Consolidated	$601,539	$599,641

(c)	Includes net property, plant, and equipment related to the United States of $514,719 and $511,555 at March 30, 2013 and December 31, 2012, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first quarter of 2013, approximately 66% of the company's sales were from the global components business segment, and approximately 34% of the company's sales were from the global ECS business segment.

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

During the first quarter of 2013, the company completed one acquisition. During 2012, the company completed seven acquisitions. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. On a gross basis, these contracts contributed approximately $131.5 million to the company's sales in the first quarter of 2012, which negatively impacted the year-over-year consolidated sales growth comparison by approximately 2.7%. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share for any periods reported, but positively impacted the gross profit margin and operating income margin by approximately 40 and 10 basis points, respectively, in the first quarter of 2013. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•	Income or expense items as adjusted for the impact of foreign currency, and

•
Sales adjusted for certain items that impact the year-over-year comparison, which includes the aforementioned change in presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (referred to as "change in presentation of sales"), and the impact of acquisitions by adjusting the company's prior periods to include the sales of businesses acquired as if the acquisitions had occurred at the beginning of the period presented (referred to as "impact of acquisitions").

Management believes that providing this additional information is useful to the reader to better assess and understand the company's operating performance, especially when comparing results with previous periods, primarily because management typically monitors the business adjusted for these items in addition to GAAP results. However, analysis of results on a non-GAAP basis should be used as a complement to, and in conjunction with, data presented in accordance with GAAP.

Executive Summary

Consolidated sales for the first quarter of 2013 decreased by .8%, compared with the year-earlier period, due to a 4.7% decrease in the global components business segment sales, offset, in part, by a 7.6% increase in the global ECS business segment sales.  The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .2% for the first quarter of 2013, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders decreased to $77.9 million in the first quarter of 2013, compared with net income attributable to shareholders of $113.6 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2013 and 2012:

•	restructuring, integration, and other charges of $21.6 million ($15.5 million net of related taxes) in 2013 and $8.2 million ($6.1 million net of related taxes) in 2012; and

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013.

Excluding the aforementioned items, the decrease in net income attributable to shareholders for the first quarter of 2013 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments, and to a lesser extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general, and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 30, 2013	March 31, 2012	% Change
Consolidated sales, as reported	$4,850	$4,890	(.8)%
Impact of foreign currency	—	9
Impact of acquisitions	3	127
Change in presentation of sales	—	(131)
Consolidated sales, as adjusted	$4,853	$4,895	(.9)%

Global components sales, as reported	$3,193	$3,350	(4.7)%
Impact of foreign currency	—	11
Impact of acquisitions	3	33
Change in presentation of sales	—	(131)
Global components sales, as adjusted	$3,196	$3,263	(2.1)%

Global ECS sales, as reported	$1,657	$1,540	7.6%
Impact of foreign currency	—	(2)
Impact of acquisitions	—	94
Global ECS sales, as adjusted	$1,657	$1,632	1.6%

Consolidated sales for the first quarter of 2013 decreased by $39.9 million, or .8%, compared with the year-earlier period. The decrease for the first quarter of 2013 was driven by a decrease in global components business segment sales of $157.0 million, or 4.7%, offset, in part, by an increase in global ECS business segment sales of $117.1 million, or 7.6%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .2% for the first quarter of 2013 compared with the year-earlier period, due to a weaker U.S. dollar.

In the global components business segment, sales for the first quarter of 2013 decreased 4.7% compared with the year-earlier period primarily due to a decline in demand for products in both the Americas and EMEA (Europe, Middle East, and Africa) regions offset, in part, by an increase in demand for products in the Asia Pacific region, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Adjusted for the impact of foreign currency and acquisitions, and the aforementioned change in presentation of sales, the company's global components business segment sales decreased by 2.1% for the first quarter of 2013, compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2013 increased 7.6% compared with the year-earlier period due to higher demand for products in both North America and the EMEA region.  The increase in sales for the first quarter of 2013 was driven by growth in software, storage, industry standard servers, and services offset, in part, by a decline in proprietary servers. Adjusted for the impact of foreign currency and acquisitons, the company's global ECS business segment sales increased by 1.6% for the first quarter of 2013, compared with the year-earlier period.

Gross Profit

The company recorded gross profit of $642.1 million in the first quarter of 2013 compared with $680.6 million in the year-earlier period.  The decrease in gross profit was primarily due to the aforementioned .8% decrease in sales during the first quarter of 2013. The gross profit margin for the first quarter of 2013 decreased by approximately 70 basis points compared with the year-earlier period principally due to increased competitive pricing pressure in both the company's business segments and, to a lesser extent, a change in mix of products. The aforementioned change in presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 40 basis points for the first quarter of 2013.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 30, 2013	March 31, 2012	% Change
Selling, general, and administrative expenses, as reported	$451	$456	(1.0)%
Depreciation and amortization, as reported	32	29	8.5%
Operating expenses, as reported	483	485	(.4)%
Impact of foreign currency	—	(1)
Impact of acquisitions	—	18
Operating expenses, as adjusted	$483	$502	(3.9)%

Selling, general, and administrative expenses decreased by $4.4 million, or 1.0%, in the first quarter of 2013 on a sales decrease of .8%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales was 9.3% for both the first quarter of 2013 and 2012. The dollar decrease in selling, general, and administrative expenses was primarily due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales. This was offset, in part, by selling, general, and administrative expenses for certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses.

Depreciation and amortization expense increased by $2.5 million, or 8.5%, for the first quarter of 2013, compared with the year-earlier period, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative.

Adjusted for the impact of foreign currency and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for the first quarter of 2013 decreased 3.9%, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2013 Charges

The company recorded restructuring, integration, and other charges of $21.6 million ($15.5 million net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) for the first quarter of 2013.  Included in the restructuring, integration, and other charges for the first quarter of 2013 are restructuring charges of $18.6 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2013 are charges of $.2 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.8 million.

The restructuring charge of $18.6 million for the first quarter of 2013 includes personnel costs of $16.9 million and facilities costs of $1.7 million.  The personnel costs are related to the elimination of approximately 280 positions within the global components business segment and approximately 60 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities in the Americas and EMEA regions due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

As of March 30, 2013, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring charges. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

The company recorded operating income of $137.6 million, or 2.8% of sales, in the first quarter of 2013 compared with operating income of $187.4 million, or 3.8% of sales in the year-earlier period.  Included in operating income for the first quarters of 2013 and 2012 were the previously discussed restructuring, integration, and other charges of $21.6 million and $8.2 million, respectively.

Loss on Prepayment of Debt

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first quarter of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 8.8%, to $29.5 million, for the first quarter of 2013 compared with $27.1 million in the year-earlier period due primarily to higher average debt outstanding. The company incurred $1.1 million of additional interest during the first quarter of 2013 related to the 6.875% notes which were redeemed by the company subsequent to the completion of the new note offering.

Income Taxes

The company recorded a provision for income taxes of $27.8 million (an effective tax rate of 26.3%) for the first quarter of 2013.  The company's provision for income taxes and effective tax rate for the first quarter of 2013 was impacted by the previously discussed restructuring, integration, and other charges and loss on prepayment of debt.  Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2013 was 27.0%.

The company recorded a provision for income taxes of $48.8 million (an effective tax rate of 30.0%) for the first quarter of 2012.  The company's provision for income taxes and effective tax rate for the first quarter of 2012 was impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2012 was 29.8%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $77.9 million in the first quarter of 2013 compared with net income attributable to shareholders of $113.6 million in the year-earlier period.  Included in net income attributable to shareholders for the first quarters of 2013 and 2012 were the previously discussed restructuring, integration, and other charges of $15.5 million and $6.1 million, respectively. Also included in net income attributable to shareholders for the first quarter of 2013 was the previously discussed loss on prepayment of debt of $2.6 million. Excluding the aforementioned items, the decrease in net income attributable to shareholders for the first quarter of 2013 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments, and to a lesser extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general, and administrative expenses due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales.

Liquidity and Capital Resources

At March 30, 2013 and December 31, 2012, the company had cash and cash equivalents of $364.2 million and $409.7 million, respectively, of which $324.2 million and $359.0 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2013, the net amount of cash used for the company's operating activities was $179.4 million, the net amount of cash used for investing activities was $39.1 million, and the net amount of cash provided by financing activities was $186.5 million.  The effect of exchange rate changes on cash was a decrease of $13.5 million.

During the first quarter of 2012, the net amount of cash provided by the company's operating activities was $250.3 million, the net amount of cash used for investing activities was $182.8 million, and the net amount of cash provided by financing activities was $278.0 million.  The effect of exchange rate changes on cash was a decrease of $2.7 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 63.3% at March 30, 2013 and were approximately 64.7% at December 31, 2012.

The net amount of cash used for the company's operating activities during the first quarter of 2013 was $179.4 million and was primarily due to an increase in working capital offset, in part, by earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first quarter of 2012 was $250.3 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

Working capital as a percentage of sales was 16.9% in the first quarter of 2013 compared with 15.6% in the first quarter of 2012.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2013 was $39.1 million, reflecting $9.4 million of cash consideration paid for acquired businesses, $26.8 million for capital expenditures, and other cash outflows of $3.0 million. Included in capital expenditures for the first quarter of 2013 is $15.1 million related to the company's global ERP initiative.

During the first quarter of 2013, the company completed one acquisition. The aggregate consideration for this acquisition was $9.4 million, net of contingent consideration.

The net amount of cash used for investing activities during the first quarter of 2012 was $182.8 million, reflecting $160.5 million of cash consideration paid for acquired businesses and $22.3 million for capital expenditures. Included in capital expenditures for the first quarter of 2012 is $14.6 million related to the company's global ERP initiative.

During the first quarter of 2012, the company completed four acquisitions for aggregate cash consideration of $158.0 million, net of cash acquired and contingent consideration. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2013 was $186.5 million. The sources of cash from financing activities during the first quarter of 2013 were $591.2 million of net proceeds from a note offering, $44.3 million of net proceeds of long-term bank borrowings, $10.6 million proceeds from the exercise of stock options, and $6.5 million related to excess tax benefits from stock-based compensation arrangements. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $113.5 million of repurchases of common stock, and a $14.3 million decrease in short-term and other borrowings.

In February 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first quarter of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The net amount of cash provided by financing activities during the first quarter of 2012 was $278.0 million. The sources of cash from financing activities during the first quarter of 2012 were $329.7 million of net proceeds from long-term bank borrowings, $10.1 million of proceeds from the exercise of stock options, and $4.9 million related to excess tax benefits from stock-based compensation arrangements. The uses of cash from financing activities included $57.7 million of repurchases of common stock and a $9.1 million repayment of short-term and other borrowings.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment, or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at March 30, 2013), or an effective interest rate of 1.47% at March 30, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $57.9 million and $123.6 million at March 30, 2013 and December 31, 2012, respectively. During the first quarters of 2013 and 2012, the average daily balance outstanding under the revolving credit facility was $364.6 million and $236.1 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at March 30, 2013), or an effective interest rate of .71% at March 30, 2013. The facility fee is .40%. The company had $335.0 million and $225.0 million in outstanding borrowings under the asset securitization program at March 30, 2013 and December 31, 2012, respectively.  During the first quarters of 2013 and 2012, the average daily balance outstanding under the asset securitization program was $291.2 million and $529.0 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 30, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

The company filed a shelf registration statement with the Securities and Exchange Commission in October 2012 registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions, and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2012.  Since December 31, 2012, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•
in February 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023 for net proceeds totaling $591.2 million;

•	in March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013;

•	at March 30, 2013 and December 31, 2012, the company had $57.9 million and $123.6 million, respectively, in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•
at March 30, 2013 and December 31, 2012, the company had $335.0 million and $225.0 million, respectively, in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Programs

In June 2012, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In February 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of March 30, 2013, the company repurchased 5,310,954 shares under these programs with a market value of $200.0 million at the dates of repurchase.

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

There were no significant changes during the first quarter of 2013 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2012, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at March 30, 2013 and December 31, 2012 was $437.9 million and $425.1 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first quarter of 2013, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales of $9.1 million and operating income remained flat, compared with the year-earlier period. Sales and operating income would decrease by approximately $144.5 million and $3.2 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2013.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At March 30, 2013, approximately 81% of the company's debt was subject to fixed rates, and 19% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first quarter of 2013. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10.8 million at December 31, 2012. In February 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 30, 2013 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

During the first quarter of 2013, the company completed the process of installing a new ERP system in a select operation in Europe as part of a phased implementation schedule. This new ERP system, which will replace multiple legacy systems of the company, is expected to be implemented globally over the next several years. The implementation of this new ERP system involves changes to the company's procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring, testing, and process modifications to ensure the effectiveness of internal controls over financial reporting. The company has not experienced any significant difficulties in results to date in connection with this implementation or the operation of the new ERP system.

There were no other changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In June 2012, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In February 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock (collectively the "Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended March 30, 2013:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through January 31, 2013	—	$—	—	$97,714,901
February 1 through February 28, 2013	1,951,174	40.66	1,551,832	234,198,287
March 1 through March 30, 2013	836,887	40.84	836,300	200,043,183
Total	2,788,061		2,388,132

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended March 30, 2013 is 399,929 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	May 1, 2013	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer