Form 10-Q
period 2013-06-29
ARROW ELECTRONICS INC
filed 2013-07-24
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

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
Yes ☐   No ☒

There were 100,182,567 shares of Common Stock outstanding as of July 19, 2013.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales	$5,306,085	$5,150,563	$10,155,714	$10,040,092
Costs and expenses:
Cost of sales	4,616,513	4,463,419	8,824,070	8,672,369
Selling, general, and administrative expenses	470,874	457,073	922,279	912,910
Depreciation and amortization	32,599	28,035	64,104	57,085
Restructuring, integration, and other charges	30,224	13,347	51,834	21,590
	5,150,210	4,961,874	9,862,287	9,663,954
Operating income	155,875	188,689	293,427	376,138
Equity in earnings of affiliated companies	1,360	1,428	3,343	3,612
Loss on prepayment of debt	—	—	4,277	—
Interest and other financing expense, net	30,199	28,555	59,729	55,687
Income before income taxes	127,036	161,562	232,764	324,063
Provision for income taxes	37,000	47,081	64,770	95,859
Consolidated net income	90,036	114,481	167,994	228,204
Noncontrolling interests	101	98	184	193
Net income attributable to shareholders	$89,935	$114,383	$167,810	$228,011
Net income per share:
Basic	$.87	$1.04	$1.61	$2.05
Diluted	$.86	$1.02	$1.58	$2.02
Average number of shares outstanding:
Basic	103,225	110,433	104,542	111,218
Diluted	104,024	112,031	105,892	113,079

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Consolidated net income	$90,036	$114,481	$167,994	$228,204
Other comprehensive income:
Foreign currency translation adjustments	14,311	(95,669)	(51,859)	(47,634)
Unrealized gain (loss) on investment securities, net	581	(5,582)	(1,397)	1,047
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	137	(6,528)	1,881	(3,764)
Employee benefit plan items, net	763	677	1,562	1,166
Other comprehensive income (loss)	15,792	(107,102)	(49,813)	(49,185)
Comprehensive income	105,828	7,379	118,181	179,019
Less: Comprehensive income (loss) attributable to noncontrolling interests	101	94	184	(5)
Comprehensive income attributable to shareholders	$105,727	$7,285	$117,997	$179,024

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 29, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$345,891	$409,684
Accounts receivable, net	4,723,601	4,923,898
Inventories	2,104,717	2,052,720
Other current assets	286,264	328,999
Total current assets	7,460,473	7,715,301
Property, plant, and equipment, at cost:
Land	23,906	23,944
Buildings and improvements	155,067	152,008
Machinery and equipment	1,072,661	1,030,983
	1,251,634	1,206,935
Less: Accumulated depreciation and amortization	(646,465)	(607,294)
Property, plant, and equipment, net	605,169	599,641
Investments in affiliated companies	65,505	65,603
Intangible assets, net	395,170	414,033
Cost in excess of net assets of companies acquired	1,704,298	1,711,703
Other assets	277,106	279,406
Total assets	$10,507,721	$10,785,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,633,720	$3,769,268
Accrued expenses	615,304	776,586
Short-term borrowings, including current portion of long-term debt	24,922	364,357
Total current liabilities	4,273,946	4,910,211
Long-term debt	2,072,625	1,587,478
Other liabilities	336,921	300,636
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2013 and 2012
Issued - 125,424 shares in both 2013 and 2012	125,424	125,424
Capital in excess of par value	1,051,243	1,086,239
Treasury stock (25,343 and 19,423 shares in 2013 and 2012, respectively), at cost	(899,185)	(652,867)
Retained earnings	3,447,099	3,279,289
Foreign currency translation adjustment	130,773	182,632
Other	(35,449)	(37,495)
Total shareholders' equity	3,819,905	3,983,222
Noncontrolling interests	4,324	4,140
Total equity	3,824,229	3,987,362
Total liabilities and equity	$10,507,721	$10,785,687

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Consolidated net income	$167,994	$228,204
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	64,104	57,085
Amortization of stock-based compensation	12,782	14,146
Equity in earnings of affiliated companies	(3,343)	(3,612)
Deferred income taxes	19,548	16,332
Restructuring, integration, and other charges	36,183	15,843
Excess tax benefits from stock-based compensation arrangements	(6,617)	(4,981)
Loss on prepayment of debt	2,627	—
Other	(377)	(2,897)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	161,163	119,977
Inventories	(59,866)	(105,821)
Accounts payable	(124,091)	109,425
Accrued expenses	(173,852)	(74,629)
Other assets and liabilities	58,258	(58,118)
Net cash provided by operating activities	154,513	310,954
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(9,382)	(187,197)
Acquisition of property, plant, and equipment	(53,561)	(48,864)
Purchase of cost method investments	(3,000)	(15,000)
Net cash used for investing activities	(65,943)	(251,061)
Cash flows from financing activities:
Change in short-term and other borrowings	(27,739)	(12,577)
Proceeds from (repayment of) long-term bank borrowings, net	(85,300)	37,800
Net proceeds from note offering	591,156	—
Redemption of senior notes	(338,184)	—
Proceeds from exercise of stock options	12,295	10,766
Excess tax benefits from stock-based compensation arrangements	6,617	4,981
Repurchases of common stock	(312,310)	(157,798)
Net cash used for financing activities	(153,465)	(116,828)
Effect of exchange rate changes on cash	1,102	(14,120)
Net decrease in cash and cash equivalents	(63,793)	(71,055)
Cash and cash equivalents at beginning of period	409,684	396,887
Cash and cash equivalents at end of period	$345,891	$325,832

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly period ended March 30, 2013, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, as filed in the company's Annual Report on Form 10-K.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated three percent of the company's sales for both the second quarter and first six months of 2012. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

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

2013 Acquisition

During the first six months of 2013, the company completed one acquisition. The aggregate consideration for this acquisition was $9,952 and included $570 of contingent consideration. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2013 acquisition on the consolidated results of operations of the company for the second quarter and first six months of 2013 and 2012 as though this acquisition occurred on January 1, 2012 was also not material.

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired and included $10,390 of contingent consideration. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2012 acquisitions on the consolidated results of operations of the company for the second quarter and first six months of 2012 as though these acquisitions occurred on January 1, 2012 was also not material.

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2012 (a)	$957,916	$753,787	$1,711,703
Acquisitions	6,789	—	6,789
Foreign currency translation	(6,662)	(7,532)	(14,194)
Balance as of June 29, 2013 (a)	$958,043	$746,255	$1,704,298

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of June 29, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	324,270	(115,528)	208,742
Developed technology	5 years	10,037	(3,233)	6,804
Other intangible assets	(b)	2,543	(1,919)	624
		$515,850	$(120,680)	$395,170

Intangible assets, net, are comprised of the following as of December 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,509	(100,172)	225,337
Developed technology	5 years	11,154	(2,508)	8,646
Other intangible assets	(b)	2,761	(1,711)	1,050
		$518,424	$(104,391)	$414,033

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

During the second quarters of 2013 and 2012, the company recorded amortization expense related to identifiable intangible assets of $8,869 ($7,029 net of related taxes or $.07 per share on both a basic and diluted basis) and $8,959 ($7,360 net of related taxes or $.07 per share on both a basic and diluted basis), respectively.

During the first six months of 2013 and 2012, the company recorded amortization expense related to identifiable intangible assets of $17,826 ($14,145 net of related taxes or $.14 and $.13 per share on a basic and diluted basis, respectively) and $18,630 ($14,936 net of related taxes or $.13 per share on both a basic and diluted basis), respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	June 29, 2013	December 31, 2012
Marubun/Arrow	$52,412	$50,864
Altech Industries	13,093	14,739
	$65,505	$65,603

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Marubun/Arrow	$1,195	$1,228	$2,828	$2,844
Altech Industries	165	200	515	768
	$1,360	$1,428	$3,343	$3,612

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At June 29, 2013, the company's pro-rata share of this debt was approximately $925. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 29, 2013	December 31, 2012
Accounts receivable	$4,779,122	$4,978,136
Allowances for doubtful accounts	(55,521)	(54,238)
Accounts receivable, net	$4,723,601	$4,923,898

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	June 29, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$335,384
Short-term borrowings in various countries	24,922	28,973
	$24,922	$364,357

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at June 29, 2013 and December 31, 2012 were 3.4% and 4.6%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	June 29, 2013	December 31, 2012
Revolving credit facility	$63,300	$123,600
Asset securitization program	200,000	225,000
3.375% notes, due 2015	256,368	257,732
6.875% senior debentures, due 2018	198,974	198,869
3.00% notes, due 2018	298,546	—
6.00% notes, due 2020	299,940	299,936
5.125% notes, due 2021	249,396	249,356
4.50% notes, due 2023	297,672	—
7.50% senior debentures, due 2027	198,100	198,030
Other obligations with various interest rates and due dates	10,329	34,955
	$2,072,625	$1,587,478

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	June 29, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$342,000
3.375% notes, due 2015	260,000	260,000
6.875% senior debentures, due 2018	230,000	236,000
3.00% notes, due 2018	300,000	—
6.00% notes, due 2020	333,000	342,000
5.125% notes, due 2021	262,500	272,500
4.50% notes, due 2023	294,000	—
7.50% senior debentures, due 2027	230,000	246,000

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

In March 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first six months of 2013 aggregated $4,277 ($2,627 net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively) and was recognized as a loss on prepayment of debt.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at June 29, 2013), or an effective interest rate of 1.49% at June 29, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $63,300 and $123,600 at June 29, 2013 and December 31, 2012, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at June 29, 2013), or an effective interest rate of .70% at June 29, 2013.  The facility fee is .40%.

At June 29, 2013 and December 31, 2012, the company had $200,000 and $225,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,558,100 and $1,610,946, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 29, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest and dividend income of $549 and $1,120 for the second quarter and first six months of 2013 and $650 and $1,235 for the second quarter and first six months of 2012, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 29, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$65,712	$—	$—	$65,712
Foreign exchange contracts	—	(385)	—	(385)
Contingent consideration	—	—	(1,129)	(1,129)
	$65,712	$(385)	$(1,129)	$64,198

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,903	$—	$—	$67,903
Interest rate swaps	—	(10,832)	—	(10,832)
Foreign exchange contracts	—	(107)	—	(107)
Contingent consideration	—	—	(806)	(806)
	$67,903	$(10,939)	$(806)	$56,158

The following table summarizes the Level 3 activity for the first six months of 2013:

Balance as of December 31, 2012	$(806)
Fair value of contingent consideration recognized upon acquisition	(570)
Change in fair value of contingent consideration included in earnings	247
Balance as of June 29, 2013	$(1,129)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first six months of 2013 and 2012, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at June 29, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,354
Unrealized holding gain	512	25,969	3,063
Fair value	$10,528	$36,767	$18,417

The fair value of the company's available-for-sale securities at December 31, 2012 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain	85	29,784	1,949
Fair value	$10,101	$40,582	$17,220

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

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	June 29, 2013	December 31, 2012
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$—	$(10,832)
Foreign exchange contracts designated as cash flow hedges	Other current assets	55	433
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(106)	(45)
Total derivative instruments designated as hedging instruments		(51)	(10,444)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,470	1,561
Foreign exchange contracts	Accrued expenses	(1,804)	(2,056)
Total derivative instruments not designated as hedging instruments		(334)	(495)
Total		$(385)	$(10,939)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$194	$(552)	$(940)	$(1,345)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 29, 2013		June 29, 2013
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(441)	$3,132	$(500)
Gain (loss) reclassified into income	$(222)	$228	$(222)	$480
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$292	$—

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 30, 2012		June 30, 2012
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$(10,625)	$(204)	$(6,079)	$236
Gain (loss) reclassified into income	$—	$(16)	$—	$(57)
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10,832 at December 31, 2012. In February 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023. During the second quarter and first six months of 2013, the company reclassified $(222) and $70, respectively, into income relating to the 2011 swap.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at June 29, 2013 and December 31, 2012 was $352,430 and $425,053, respectively.

Contingent Consideration

In connection with the 2013 acquisition, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $5,400 which would be due at the end of a three-year period. Additionally, in connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $1,129 and $806 was included in "Other liabilities" in the company's consolidated balance sheets as of June 29, 2013 and December 31, 2012, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of June 29, 2013.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the second quarters of 2013 and 2012, the company recorded restructuring, integration, and other charges of $30,224 ($20,688 net of related taxes or $.20 per share on both a basic and diluted basis) and $13,347 ($9,702 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

During the first six months of 2013 and 2012, the company recorded restructuring, integration, and other charges of $51,834 ($36,183 net of related taxes or $.35 and $.34 per share on a basic and diluted basis, respectively) and $21,590 ($15,843 net of related taxes or $.14 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Restructuring charges - current period actions	$27,305	$9,430	$45,864	$14,847
Restructuring and integration charges (credits) - actions taken in prior periods	711	(60)	921	427
Acquisition-related expenses	2,208	3,977	5,049	6,316
	$30,224	$13,347	$51,834	$21,590

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2013 Restructuring Charge

The following table presents the components of the 2013 restructuring charge of $45,864 and activity in the related restructuring accrual for the first six months of 2013:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$40,670	$4,496	$698	$45,864
Payments	(17,756)	(1,667)	—	(19,423)
Non-cash usage	—	—	(698)	(698)
Foreign currency translation	67	(13)	—	54
Balance as of June 29, 2013	$22,981	$2,816	$—	$25,797

The restructuring charge of $45,864 for the first six months of 2013 includes personnel costs of $40,670, facilities costs of $4,496, and other costs of $698.  The personnel costs are related to the elimination of approximately 590 positions within the global components business segment and approximately 180 positions within the global ECS business segment. The facilities costs are related to exit activities for 26 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2012 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first six months of 2013 related to the 2012 restructuring:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$10,501	$4,442	$14,943
Restructuring charge (credit)	760	(495)	265
Payments	(8,757)	(1,151)	(9,908)
Foreign currency translation	(64)	(139)	(203)
Balance as of June 29, 2013	$2,440	$2,657	$5,097

Restructuring Accruals Related to Actions Taken Prior to 2012

The following table presents the activity in the restructuring accruals for the first six months of 2013 related to restructuring actions taken prior to 2012:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$1,408	$3,863	$5,271
Restructuring charges (credits)	(139)	795	656
Payments	(294)	(1,226)	(1,520)
Foreign currency translation	10	(77)	(67)
Balance as of June 29, 2013	$985	$3,355	$4,340

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring Accrual Summary

In summary, the restructuring accruals aggregate $35,234 at June 29, 2013, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $26,406 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $8,828 relate to vacated leased properties that have scheduled payments of $5,175 in 2013, $1,988 in 2014, $922 in 2015, $487 in 2016, $249 in 2017, and $7 thereafter.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the second quarter and first six months of 2013 are acquisition-related expenses of $2,208 and $5,049, respectively, primarily consisting of contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2012 are acquisition-related expenses of $3,977 and $6,316, respectively, primarily consisting of contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income attributable to shareholders	$89,935	$114,383	$167,810	$228,011
Weighted average shares outstanding - basic	103,225	110,433	104,542	111,218
Net effect of various dilutive stock-based compensation awards	799	1,598	1,350	1,861
Weighted average shares outstanding - diluted	104,024	112,031	105,892	113,079
Net income per share:
Basic	$.87	$1.04	$1.61	$2.05
Diluted (a)	$.86	$1.02	$1.58	$2.02

(a)
Stock-based compensation awards for the issuance of 1,296 and 1,171 shares for the second quarter and first six months of 2013 and 1,552 and 804 shares for the second quarter and first six months of 2012, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustments	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2012	$182,632	$19,617	$(6,669)	$(50,443)	$145,137
Other comprehensive income (loss) before reclassifications (a)	(66,422)	(1,978)	1,923	4	(66,473)
Amounts reclassified into income (loss)	252	—	(179)	795	868
Net other comprehensive income (loss) for the quarter ended March 30, 2013	(66,170)	(1,978)	1,744	799	(65,605)
Balance as of March 30, 2013	116,462	17,639	(4,925)	(49,644)	79,532
Other comprehensive income before reclassifications (a)	14,083	581	—	46	14,710
Amounts reclassified into income	228	—	137	717	1,082
Net other comprehensive income for the quarter ended June 29, 2013	14,311	581	137	763	15,792
Balance as of June 29, 2013	$130,773	$18,220	$(4,788)	$(48,881)	$95,324

Total net other comprehensive income (loss) for the six months ended June 29, 2013	$(51,859)	$(1,397)	$1,881	$1,562	$(49,813)

(a)
Foreign currency translation adjustments include intra-entity foreign currency transactions that are of a long-term investment nature of $4,622 and $(13,224) for the first quarter and second quarter of 2013, respectively.

Share-Repurchase Programs

In June 2012, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In February 2013, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of June 29, 2013, the company repurchased 10,376,515 shares under these programs with a market value of $398,572 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Components of net periodic benefit costs:
Service cost	$532	$516	$1,064	$1,032
Interest cost	2,026	2,201	4,052	4,402
Expected return on plan assets	(1,629)	(1,509)	(3,258)	(3,018)
Amortization of unrecognized net loss	1,157	951	2,314	1,902
Amortization of prior service cost	11	11	22	22
Net periodic benefit costs	$2,097	$2,170	$4,194	$4,340

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $33,000 from certain insurance carriers.  The company continues to seek recovery from an umbrella liability policy carrier for its proportional share of the total Norco liability.  The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters could likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. The approval of a final Remedial Action Work Plan is ongoing. Approximately $32,000 was expended to date on project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that the additional cost of project management and regulatory oversight to be $200. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight. Ongoing remedial investigations (including costs related to soil and groundwater investigations), and the preparation of a final remedial investigation report are projected to cost $800.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Sales:
Global components	$3,398,690	$3,453,687	$6,591,270	$6,803,241
Global ECS	1,907,395	1,696,876	3,564,444	3,236,851
Consolidated	$5,306,085	$5,150,563	$10,155,714	$10,040,092
Operating income (loss):
Global components	$140,158	$170,524	$268,438	$341,232
Global ECS	80,722	65,961	142,313	121,448
Corporate (a)	(65,005)	(47,796)	(117,324)	(86,542)
Consolidated	$155,875	$188,689	$293,427	$376,138

(a)
Includes restructuring, integration, and other charges of $30,224 and $51,834 for the second quarter and first six months of 2013 and $13,347 and $21,590 for the second quarter and first six months of 2012, respectively.

Total assets, by segment, are as follows:

	June 29, 2013	December 31, 2012
Global components	$6,685,880	$6,467,123
Global ECS	3,184,884	3,685,100
Corporate	636,957	633,464
Consolidated	$10,507,721	$10,785,687

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Americas (b)	$2,760,625	$2,703,706	$5,246,772	$5,235,486
EMEA (c)	1,490,123	1,488,294	2,932,294	3,018,321
Asia/Pacific	1,055,337	958,563	1,976,648	1,786,285
Consolidated	$5,306,085	$5,150,563	$10,155,714	$10,040,092

(b)
Includes sales related to the United States of $2,541,786 and $4,807,163 for the second quarter and first six months of 2013 and $2,493,567 and $4,794,563 for the second quarter and first six months of 2012, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	June 29, 2013	December 31, 2012
Americas (d)	$515,175	$512,775
EMEA	69,351	65,947
Asia/Pacific	20,643	20,919
Consolidated	$605,169	$599,641

(d)	Includes net property, plant, and equipment related to the United States of $513,598 and $511,555 at June 29, 2013 and December 31, 2012, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first six months of 2013, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

During the first six months of 2013, the company completed one acquisition. During 2012, the company completed seven acquisitions. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. On a gross basis, these contracts contributed approximately $149.1 million to the company's sales in the second quarter of 2012, which negatively impacted the year-over-year consolidated sales growth comparison by approximately 2.9%. On a gross basis, these contracts contributed approximately $280.6 million to the company's sales for the first six months of 2012, which negatively impacted the year-over-year consolidated sales growth comparison by approximately 2.8%. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share for any periods reported, but positively impacted the gross profit margin and operating income margin by approximately 30 and 10 basis points, respectively, in the second quarter of 2013, and 40 and 10 basis points, respectively, in the first six months of 2013. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of foreign currency and the impact of acquisitions by adjusting the company's prior periods to include the operating results of businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the period presented (referred to as "impact of acquisitions"); and

•
Sales adjusted for certain items that impact the year-over-year comparison, which includes the aforementioned change in presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (referred to as "change in presentation of sales").

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

Executive Summary

Consolidated sales for the second quarter of 2013 increased by 3.0%, compared with the year-earlier period, due to a 12.4% increase in the global ECS business segment sales, offset, in part, by a 1.6% decrease in the global components business segment sales. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .7% for the second quarter of 2013, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders decreased to $89.9 million in the second quarter of 2013, compared with net income attributable to shareholders of $114.4 million in the year-earlier period.  The following items impacted the comparability of the company's results:

Second quarters of 2013 and 2012:

•	restructuring, integration, and other charges of $30.2 million ($20.7 million net of related taxes) in 2013 and $13.3 million ($9.7 million net of related taxes) in 2012; and

•
an increase in the provision for income taxes of $5.4 million and an increase in interest expense of $1.5 million ($.9 million net of related taxes) relating to adjustments to tax reserves for ongoing international tax audits in 2013.

First six months of 2013 and 2012:

•	restructuring, integration, and other charges of $51.8 million ($36.2 million net of related taxes) in 2013 and $21.6 million ($15.8 million net of related taxes) in 2012;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $5.4 million and an increase in interest expense of $1.5 million ($.9 million net of related taxes) relating to adjustments to tax reserves for ongoing international tax audits in 2013.

Excluding the aforementioned items, the decrease in net income attributable to shareholders for the second quarter of 2013 was primarily the result of a decrease in gross profit margins which were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments and a change in mix of products. The decrease in net income attributable to shareholders was also due to an increase in selling, general, and administrative expenses to support the increase in sales, as well as additional selling, general, and administrative expenses relating to recent acquisitions.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Consolidated sales, as reported	$5,306	$5,151	3.0%	$10,156	$10,040	1.2%
Impact of foreign currency	—	34		—	43
Impact of acquisitions	—	98		3	225
Change in presentation of sales	—	(149)		—	(281)
Consolidated sales, as adjusted	$5,306	$5,134	3.4%	$10,159	$10,027	1.3%

Global components sales, as reported	$3,399	$3,454	(1.6)%	$6,591	$6,803	(3.1)%
Impact of foreign currency	—	22		—	33
Impact of acquisitions	—	26		3	60
Change in presentation of sales	—	(149)		—	(281)
Global components sales, as adjusted	$3,399	$3,353	1.4%	$6,594	$6,615	(.3)%

Global ECS sales, as reported	$1,907	$1,697	12.4%	$3,564	$3,237	10.1%
Impact of foreign currency	—	12		—	10
Impact of acquisitions	—	72		—	166
Global ECS sales, as adjusted	$1,907	$1,781	7.1%	$3,564	$3,413	4.4%

Consolidated sales for the second quarter and first six months of 2013 increased by $155.5 million, or 3.0%, and $115.6 million, or 1.2%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2013 was driven by an increase in global ECS business segment sales of $210.5 million, or 12.4%, and $327.6 million, or 10.1%, respectively, offset, in part, by a decrease in global components business segment sales of $55.0 million, or 1.6%, and $212.0 million, or 3.1%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .7% and .4% for the second quarter and first six months of 2013, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Adjusted for the impact of foreign currency and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated sales increased by 3.4% and 1.3% for the second quarter and first six months of 2013, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2013 decreased 1.6% and 3.1%, respectively, compared with the year-earlier periods primarily due to a decline in demand for products in both the Americas and EMEA (Europe, Middle East, and Africa) regions offset, in part, by an increase in demand for products in the Asia Pacific region, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Adjusted for the impact of foreign currency and acquisitions, and the aforementioned change in presentation of sales, the company's global components business segment sales increased by 1.4% and remained relatively flat for the second quarter and first six months of 2013, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2013 increased 12.4% and 10.1%, respectively, compared with the year-earlier periods primarily due to higher demand for products in both the North America and EMEA regions.  The increase in sales for the second quarter and first six months of 2013 was driven by growth in software, storage, industry standard servers, and services offset, in part, by a decline in proprietary servers. Adjusted for the impact of foreign currency and acquisitions, the company's global ECS business segment sales increased by 7.1% and 4.4% for the second quarter and first six months of 2013, respectively, compared with the year-earlier periods.

Gross Profit

The company recorded gross profit of $689.6 million and $1.33 billion in the second quarter and first six months of 2013, respectively, compared with $687.1 million and $1.37 billion in the year-earlier periods.  Gross profit margins for the second quarter and first six months of 2013 decreased by approximately 30 and 50 basis points, respectively, compared with the year-earlier periods principally due to increased competitive pricing pressure in both the company's business segments and a change in mix of products. The aforementioned change in presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 30 and 40 basis points for the second quarter and first six months of 2013, respectively.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 29, 2013	June 30, 2012	% Change	June 29, 2013	June 30, 2012	% Change
Selling, general, and administrative expenses, as reported	$471	$457	3.0%	$922	$913	1.0%
Depreciation and amortization, as reported	33	28	16.3%	64	57	12.3%
Operating expenses, as reported	504	485	3.8%	986	970	1.7%
Impact of foreign currency	—	1		—	2
Impact of acquisitions	—	14		—	32
Operating expenses, as adjusted	$504	$500.6%		$986	$1,004	(1.8)%

Selling, general, and administrative expenses increased by $13.8 million, or 3.0%, in the second quarter of 2013 on a sales increase of 3.0%, and increased by $9.4 million, or 1.0%, in the first six months of 2013 on a sales increase of 1.2%, compared with the year-earlier periods. Selling, general, and administrative expenses, as a percentage of sales was 8.9% for both the second quarters of 2013 and 2012 and 9.1% for both the first six months of 2013 and 2012, respectively. The dollar increase in selling, general, and administrative expenses was primarily due to the increase in sales and selling, general, and administrative expenses to support the increase in sales, as well as additional selling, general, and administrative expenses relating to recent acquisitions. This was offset, in part, by the company's efforts to streamline and simplify processes and to reduce expenses.

Depreciation and amortization expense increased by $4.6 million, or 16.3%, and $7.0 million, or 12.3%, for the second quarter and first six months of 2013, compared with the year-earlier periods, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative.

Adjusted for the impact of foreign currency and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for the second quarter and first six months of 2013 increased .6% and decreased 1.8%, respectively, on a sales increase, as adjusted, of 3.4% and 1.3%, respectively.

Restructuring, Integration, and Other Charges

2013 Charges

The company recorded restructuring, integration, and other charges of $30.2 million ($20.7 million net of related taxes or $.20 per share on both a basic and diluted basis) and $51.8 million ($36.2 million net of related taxes or $.35 and $.34 per share on a basic and diluted basis, respectively) for the second quarter and first six months of 2013, respectively.  Included in the restructuring, integration, and other charges for the second quarter and first six months of 2013 are restructuring charges of $27.3 million and $45.9 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2013 are charges of $.7 million and $.9 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.2 million and $5.0 million, respectively.

The restructuring charge of $27.3 million and $45.9 million for the second quarter and first six months of 2013, respectively, primarily includes personnel costs of $23.8 million and $40.7 million, facilities costs of $2.8 million and $4.5 million, and other costs of $.7 million and $.7 million, respectively.  The personnel costs are related to the elimination of approximately 590 positions within the global components business segment and approximately 180 positions within the global ECS business segment. The facilities costs are related to exit activities for 26 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

The restructuring charge of $9.4 million and $14.8 million for the second quarter and first six months of 2012, respectively, primarily includes personnel costs of $5.8 million and $10.4 million, facilities costs of $.2 million and $.3 million, and asset write-downs of $3.4 million and $4.2 million, respectively. The personnel costs are related to the elimination of approximately 185 positions within the global components business segment and approximately 85 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which causes these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

As of June 29, 2013, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring charges. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

The company recorded operating income of $155.9 million, or 2.9% of sales, and $293.4 million, or 2.9% of sales, in the second quarter and first six months of 2013, respectively, compared with operating income of $188.7 million, or 3.7% of sales, and $376.1 million, or 3.7% of sales, in the year-earlier periods.  Included in operating income for the second quarter and first six months of 2013 were the previously discussed restructuring, integration, and other charges of $30.2 million and $51.8 million, respectively.  Included in operating income for the second quarter and first six months of 2012 were the previously discussed restructuring, integration, and other charges of $13.3 million and $21.6 million, respectively.

Loss on Prepayment of Debt

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first six months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively) and was recognized as a loss on prepayment of debt.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 5.8%, to $30.2 million, and by 7.3%, to $59.7 million, for the second quarter and first six months of 2013, respectively, compared with $28.6 million and $55.7 million, respectively, in the year-earlier periods. The increase for both the second quarter and first six months of 2013 was primarily due to an increase in interest expense of $1.5 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to adjustments to tax reserves (discussed in "Income Taxes" below). Additionally for the first six months of 2013 the increase in net interest and other financing expense was due to higher average debt outstanding as well as the occurrence of $1.1 million additional interest related to the 6.875% notes which were redeemed by the company subsequent to the completion of the new note offering.

Income Taxes

The company recorded a provision for income taxes of $37.0 million and $64.8 million (an effective tax rate of 29.1% and 27.8%) for the second quarter and first six months of 2013, respectively.  In the second quarter of 2013 the company recorded an increase in the provision for income taxes of $5.4 million ($.05 per share on both a basic and diluted basis) relating to adjustments to tax reserves for ongoing international tax audits. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2013 was impacted by the previously discussed adjustments to tax reserves and restructuring, integration, and other charges. The company's provision for income taxes and effective tax rate for the first six months of 2013 was also impacted by the previously discussed loss on prepayment of debt.  Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2013 was 26.3% and 26.6%, respectively.

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

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $89.9 million and $167.8 million in the second quarter and first six months of 2013, respectively, compared with net income attributable to shareholders of $114.4 million and $228.0 million in the year-earlier periods.  Included in net income attributable to shareholders for the second quarter and first six months of 2013 were the previously discussed restructuring, integration, and other charges of $20.7 million and $36.2 million, respectively, as well as loss on prepayment of debt of $2.6 million for the first six months of 2013. Also included in net income attributable to shareholders for the second quarter and first six months of 2013 is an increase in the provision for income taxes of $5.4 million and an increase in interest expense of $.9 million relating to adjustments to tax reserves for ongoing international tax audits. Included in net income attributable to shareholders for the second quarter and first six months of 2012 were the previously discussed restructuring, integration, and other charges of $9.7 million and $15.8 million, respectively. Excluding the aforementioned items, the decrease in net income attributable to shareholders for the second quarter and first six months of 2013 was primarily the result of a decrease in gross profit margins which were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments and a change in mix of products. The decrease in net income attributable to shareholders was also due to an increase in selling, general, and administrative expenses to support the increase in sales, as well as additional selling, general, and administrative expenses relating to recent acquisitions.

Liquidity and Capital Resources

At June 29, 2013 and December 31, 2012, the company had cash and cash equivalents of $345.9 million and $409.7 million, respectively, of which $299.0 million and $359.0 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2013, the net amount of cash provided by the company's operating activities was $154.5 million, the net amount of cash used for investing activities was $65.9 million, and the net amount of cash used for financing activities was $153.5 million.  The effect of exchange rate changes on cash was an increase of $1.1 million.

During the first six months of 2012, the net amount of cash provided by the company's operating activities was $311.0 million, the net amount of cash used for investing activities was $251.1 million, and the net amount of cash used for financing activities was $116.8 million.  The effect of exchange rate changes on cash was a decrease of $14.1 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 65.0% at June 29, 2013 and were approximately 64.7% at December 31, 2012.

The net amount of cash provided by the company's operating activities during the first six months of 2013 was $154.5 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by a reduction in accrued expenses. Working capital remained relatively flat as compared to December 31, 2012 levels.

The net amount of cash provided by the company's operating activities during the first six months of 2012 was $311.0 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

Working capital as a percentage of sales was 15.1% in the second quarter of 2013 compared with 14.7% in the second quarter of 2012.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2013 was $65.9 million, reflecting $9.4 million of cash consideration paid for acquired businesses, $53.6 million for capital expenditures, and $3.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first six months of 2013 is $27.4 million related to the company's global ERP initiative.

During the first six months of 2013, the company completed one acquisition. The aggregate consideration for this acquisition was $9.4 million, net of contingent consideration.

The net amount of cash used for investing activities during the first six months of 2012 was $251.1 million, reflecting $187.2 million of cash consideration paid for acquired businesses, $48.9 million for capital expenditures, and $15.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first six months of 2012 is $29.8 million related to the company's global ERP initiative.

During the first six months of 2012, the company completed five acquisitions for aggregate cash consideration of $184.7 million, net of cash acquired and contingent consideration. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2013 was $153.5 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $312.3 million of repurchases of common stock, $85.3 million of net repayments of long-term bank borrowings, and a $27.7 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first six months of 2013 were $591.2 million of net proceeds from a note offering, $12.3 million proceeds from the exercise of stock options, and $6.6 million related to excess tax benefits from stock-based compensation arrangements.

In February 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first six months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively) and was recognized as a loss on prepayment of debt.

The net amount of cash used for financing activities during the first six months of 2012 was $116.8 million. The uses of cash from financing activities during the first six months of 2012 included $157.8 million of repurchases of common stock and a $12.6 million decrease in short-term and other borrowings. The sources of cash from financing activities were $37.8 million of net proceeds from long-term bank borrowings, $10.8 million of proceeds from the exercise of stock options, and $5.0 million related to excess tax benefits from stock-based compensation arrangements.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment, or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at June 29, 2013), or an effective interest rate of 1.49% at June 29, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $63.3 million and $123.6 million at June 29, 2013 and December 31, 2012, respectively. During the first six months of 2013 and 2012, the average daily balance outstanding under the revolving credit facility was $396.1 million and $243.5 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at June 29, 2013), or an effective interest rate of .70% at June 29, 2013. The facility fee is .40%. The company had $200.0 million and $225.0 million in outstanding borrowings under the asset securitization program at June 29, 2013 and December 31, 2012, respectively.  During the first six months of 2013 and 2012, the average daily balance outstanding under the asset securitization program was $262.2 million and $536.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 29, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

•	in March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013;

•	at June 29, 2013 and December 31, 2012, the company had $63.3 million and $123.6 million, respectively, in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•
at June 29, 2013 and December 31, 2012, the company had $200.0 million and $225.0 million, respectively, in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Programs

In June 2012, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In February 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of June 29, 2013, the company repurchased 10,376,515 shares under these programs with a market value of $398.6 million at the dates of repurchase.

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

There were no significant changes during the first six months 2013 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at June 29, 2013 and December 31, 2012 was $352.4 million and $425.1 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first six months of 2013, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $43.0 million and $1.4 million, respectively, compared with the year-earlier periods. Sales and operating income would decrease by approximately $293.4 million and $6.0 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2013.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At June 29, 2013, approximately 86% of the company's debt was subject to fixed rates, and 14% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first six months of 2013. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10.8 million at December 31, 2012. In February 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023. During the second quarter and first six months of 2013, the company reclassified $(.2) million and $.1 million, respectively, into income relating to the 2011 swap.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 29, 2013 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the share-repurchase activity for the quarter ended June 29, 2013:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
March 31 through April 30, 2013	380,528	$37.07	380,528	$185,938,108
May 1 through May 31, 2013	2,994,643	39.10	2,989,512	69,049,998
June 1 through June 29, 2013	1,695,521	37.07	1,695,521	1,428,414
Total	5,070,692		5,065,561

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended June 29, 2013 is 5,131 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	July 24, 2013	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer