Form 10-Q
period 2013-09-28
ARROW ELECTRONICS INC
filed 2013-10-30
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

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
Yes ☐   No ☒

There were 100,741,713 shares of Common Stock outstanding as of October 25, 2013.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales	$5,048,211	$4,962,331	$15,203,925	$15,002,423
Costs and expenses:
Cost of sales	4,376,551	4,299,612	13,200,621	12,971,981
Selling, general, and administrative expenses	453,920	456,521	1,376,199	1,369,431
Depreciation and amortization	32,436	27,819	96,540	84,904
Restructuring, integration, and other charges	22,568	14,562	74,402	36,152
	4,885,475	4,798,514	14,747,762	14,462,468
Operating income	162,736	163,817	456,163	539,955
Equity in earnings of affiliated companies	1,884	2,154	5,227	5,766
Loss on prepayment of debt	—	—	4,277	—
Interest and other financing expense, net	27,167	23,956	86,896	79,643
Income before income taxes	137,453	142,015	370,217	466,078
Provision for income taxes	40,490	38,323	105,260	134,182
Consolidated net income	96,963	103,692	264,957	331,896
Noncontrolling interests	184	75	368	268
Net income attributable to shareholders	$96,779	$103,617	$264,589	$331,628
Net income per share:
Basic	$.96	$.96	$2.56	$3.01
Diluted	$.95	$.94	$2.53	$2.96
Weighted average shares outstanding:
Basic	100,750	108,301	103,269	110,245
Diluted	101,669	109,894	104,426	112,096

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Consolidated net income	$96,963	$103,692	$264,957	$331,896
Other comprehensive income:
Foreign currency translation adjustment	80,812	29,942	28,953	(17,692)
Unrealized gain (loss) on investment securities, net	864	3,418	(533)	4,465
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	96	(1,322)	1,977	(5,086)
Employee benefit plan items, net	744	582	2,306	1,748
Other comprehensive income (loss)	82,516	32,620	32,703	(16,565)
Comprehensive income	179,479	136,312	297,660	315,331
Less: Comprehensive income attributable to noncontrolling interests	184	79	368	74
Comprehensive income attributable to shareholders	$179,295	$136,233	$297,292	$315,257

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 28, 2013	December 31, 2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$251,790	$409,684
Accounts receivable, net	4,568,553	4,923,898
Inventories	2,165,984	2,052,720
Other current assets	291,491	328,999
Total current assets	7,277,818	7,715,301
Property, plant, and equipment, at cost:
Land	24,000	23,944
Buildings and improvements	146,246	152,008
Machinery and equipment	1,105,548	1,030,983
	1,275,794	1,206,935
Less: Accumulated depreciation and amortization	(659,249)	(607,294)
Property, plant, and equipment, net	616,545	599,641
Investments in affiliated companies	66,447	65,603
Intangible assets, net	393,052	414,033
Cost in excess of net assets of companies acquired	1,732,790	1,711,703
Other assets	279,397	279,406
Total assets	$10,366,049	$10,785,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,431,341	$3,769,268
Accrued expenses	617,796	776,586
Short-term borrowings, including current portion of long-term debt	30,969	364,357
Total current liabilities	4,080,106	4,910,211
Long-term debt	1,913,852	1,587,478
Other liabilities	338,726	300,636
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2013 and 2012
Issued - 125,424 shares in both 2013 and 2012	125,424	125,424
Capital in excess of par value	1,058,833	1,086,239
Treasury stock (24,707 and 19,423 shares in 2013 and 2012, respectively), at cost	(877,118)	(652,867)
Retained earnings	3,543,878	3,279,289
Foreign currency translation adjustment	211,585	182,632
Other	(33,745)	(37,495)
Total shareholders' equity	4,028,857	3,983,222
Noncontrolling interests	4,508	4,140
Total equity	4,033,365	3,987,362
Total liabilities and equity	$10,366,049	$10,785,687

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 28, 2013	September 29, 2012
Cash flows from operating activities:
Consolidated net income	$264,957	$331,896
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	96,540	84,904
Amortization of stock-based compensation	24,247	24,861
Equity in earnings of affiliated companies	(5,227)	(5,766)
Deferred income taxes	15,311	17,966
Restructuring, integration, and other charges	52,260	24,419
Excess tax benefits from stock-based compensation arrangements	(6,937)	(5,083)
Loss on prepayment of debt	2,627	—
Other	182	(4,340)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	386,542	235,512
Inventories	(94,180)	(99,523)
Accounts payable	(361,349)	31,915
Accrued expenses	(204,013)	(107,194)
Other assets and liabilities	64,685	(42,284)
Net cash provided by operating activities	235,645	487,283
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(43,392)	(191,250)
Acquisition of property, plant, and equipment	(85,465)	(75,574)
Purchase of cost method investments	(3,000)	(15,000)
Net cash used for investing activities	(131,857)	(281,824)
Cash flows from financing activities:
Change in short-term and other borrowings	(22,282)	7,795
Repayment of long-term bank borrowings, net	(242,900)	(25,000)
Net proceeds from note offering	591,156	—
Redemption of senior notes	(338,184)	—
Proceeds from exercise of stock options	30,368	11,481
Excess tax benefits from stock-based compensation arrangements	6,937	5,083
Repurchases of common stock	(312,613)	(222,795)
Net cash used for financing activities	(287,518)	(223,436)
Effect of exchange rate changes on cash	25,836	(20,360)
Net decrease in cash and cash equivalents	(157,894)	(38,337)
Cash and cash equivalents at beginning of period	409,684	396,887
Cash and cash equivalents at end of period	$251,790	$358,550

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended June 29, 2013 and March 30, 2013, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2012, as filed in the company's Annual Report on Form 10-K.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated two percent of the company's sales for the first nine months of 2012. Management has concluded that the impact of this revised presentation is not material and, therefore, prior periods have not been adjusted.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, "Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity" ("ASU No. 2013-05"). ASU No. 2013-05 requires an entity that ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity to release any related cumulative translation adjustment into net income. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. ASU No. 2013-05 is effective for interim and annual periods beginning after December 15, 2013, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2013-05 is not expected to have a material impact on the company's financial position or results of operations.

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

Recently Completed Acquisition

On October 28, 2013, the company acquired CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG ("ComputerLinks") for a purchase price of approximately €230,000 (approximately $317,000) in cash. ComputerLinks is a value-added distributor of enterprise computing solutions with a comprehensive offering of IT solutions from many of the world's leading technology suppliers. ComputerLinks has operations in Europe, North America, the Middle East, and Asia.

2013 Acquisitions

During the first nine months of 2013, the company completed two acquisitions. The aggregate consideration for these acquisitions was $43,962, net of cash acquired, and included $570 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2013 acquisitions on the consolidated results of operations of the company for the third quarter and first nine months of 2013 and 2012 as though these acquisitions occurred on January 1, 2012 was also not material.

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired and included $10,390 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2012 acquisitions on the consolidated results of operations of the company for the third quarter and first nine months of 2012 as though these acquisitions occurred on January 1, 2012 was also not material.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2012 (a)	$957,916	$753,787	$1,711,703
Acquisitions	22,179	—	22,179
Foreign currency translation	(5,218)	4,126	(1,092)
Balance as of September 28, 2013 (a)	$974,877	$757,913	$1,732,790

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of September 28, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	332,394	(125,132)	207,262
Developed technology	5 years	10,106	(3,762)	6,344
Other intangible assets	(b)	2,568	(2,122)	446
		$524,068	$(131,016)	$393,052

Intangible assets, net, are comprised of the following as of December 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,509	(100,172)	225,337
Developed technology	5 years	11,154	(2,508)	8,646
Other intangible assets	(b)	2,761	(1,711)	1,050
		$518,424	$(104,391)	$414,033

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

During the third quarters of 2013 and 2012, the company recorded amortization expense related to identifiable intangible assets of $8,936 ($7,074 net of related taxes or $.07 per share on both a basic and diluted basis) and $8,742 ($7,145 net of related taxes or $.07 per share on both a basic and diluted basis), respectively.

During the first nine months of 2013 and 2012, the company recorded amortization expense related to identifiable intangible assets of $26,762 ($21,219 net of related taxes or $.21 and $.20 per share on a basic and diluted basis, respectively) and $27,372 ($22,081 net of related taxes or $.20 per share on both a basic and diluted basis), respectively.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	September 28, 2013	December 31, 2012
Marubun/Arrow	$53,668	$50,864
Altech Industries	12,779	14,739
	$66,447	$65,603

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Marubun/Arrow	$1,534	$1,840	$4,362	$4,684
Altech Industries	350	314	865	1,082
	$1,884	$2,154	$5,227	$5,766

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At September 28, 2013, the company's pro-rata share of this debt was approximately $600. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 28, 2013	December 31, 2012
Accounts receivable	$4,620,752	$4,978,136
Allowances for doubtful accounts	(52,199)	(54,238)
Accounts receivable, net	$4,568,553	$4,923,898

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 28, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$335,384
Short-term borrowings in various countries	30,969	28,973
	$30,969	$364,357

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at September 28, 2013 and December 31, 2012 were 3.6% and 4.2%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	September 28, 2013	December 31, 2012
Revolving credit facility	$35,700	$123,600
Asset securitization program	70,000	225,000
3.375% notes, due 2015	255,686	257,732
6.875% senior debentures, due 2018	199,026	198,869
3.00% notes, due 2018	298,618	—
6.00% notes, due 2020	299,942	299,936
5.125% notes, due 2021	249,416	249,356
4.50% notes, due 2023	297,719	—
7.50% senior debentures, due 2027	198,135	198,030
Other obligations with various interest rates and due dates	9,610	34,955
	$1,913,852	$1,587,478

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 28, 2013	December 31, 2012
6.875% senior notes, due 2013	$—	$342,000
3.375% notes, due 2015	257,500	260,000
6.875% senior debentures, due 2018	230,000	236,000
3.00% notes, due 2018	300,000	—
6.00% notes, due 2020	330,000	342,000
5.125% notes, due 2021	262,500	272,500
4.50% notes, due 2023	297,000	—
7.50% senior debentures, due 2027	234,000	246,000

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

In March 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first nine months of 2013 aggregated $4,277 ($2,627 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The company has a $1,200,000 revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at September 28, 2013), or an effective interest rate of 1.46% at September 28, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $35,700 and $123,600 at September 28, 2013 and December 31, 2012, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at September 28, 2013), or an effective interest rate of .68% at September 28, 2013.  The facility fee is .40%.

At September 28, 2013 and December 31, 2012, the company had $70,000 and $225,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,506,382 and $1,610,946, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 28, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Interest and other financing expense, net, includes interest and dividend income of $3,272 and $4,392 for the third quarter and first nine months of 2013 and $3,392 and $4,627 for the third quarter and first nine months of 2012, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 28, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,162	$—	$—	$67,162
Foreign exchange contracts	—	(926)	—	(926)
Contingent consideration	—	—	(1,813)	(1,813)
	$67,162	$(926)	$(1,813)	$64,423

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,903	$—	$—	$67,903
Interest rate swaps	—	(10,832)	—	(10,832)
Foreign exchange contracts	—	(107)	—	(107)
Contingent consideration	—	—	(806)	(806)
	$67,903	$(10,939)	$(806)	$56,158

The following table summarizes the Level 3 activity for the first nine months of 2013:

Balance as of December 31, 2012	$(806)
Fair value of contingent consideration recognized upon acquisition	(570)
Change in fair value of contingent consideration included in earnings	(437)
Balance as of September 28, 2013	$(1,813)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first nine months of 2013 and 2012, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at September 28, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,397
Unrealized holding gain	543	25,876	4,532
Fair value	$10,559	$36,674	$19,929

The fair value of the company's available-for-sale securities at December 31, 2012 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain	85	29,784	1,949
Fair value	$10,101	$40,582	$17,220

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

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	September 28, 2013	December 31, 2012
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$—	$(10,832)
Foreign exchange contracts designated as cash flow hedges	Other current assets	333	433
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(661)	(45)
Total derivative instruments designated as hedging instruments		(328)	(10,444)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,227	1,561
Foreign exchange contracts	Accrued expenses	(1,825)	(2,056)
Total derivative instruments not designated as hedging instruments		(598)	(495)
Total		$(926)	$(10,939)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$51	$(343)	$(889)	$(1,688)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 28, 2013		September 28, 2013
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(253)	$3,132	$(753)
Gain (loss) reclassified into income	$(157)	$(48)	$(379)	$432
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$292	$—

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 29, 2012		September 29, 2012
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$(2,155)	$370	$(8,234)	$606
Gain (loss) reclassified into income	$—	$10	$—	$(47)
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10,832 at December 31, 2012. In February 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023. During the third quarter and first nine months of 2013, the company reclassified $(157) and $(87), respectively, into income relating to the 2011 swap.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at September 28, 2013 and December 31, 2012 was $361,944 and $425,053, respectively.

Contingent Consideration

In connection with one of the 2013 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $5,400 which would be due at the end of a three-year period. Additionally, in connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $1,813 and $806 was included in "Other liabilities" in the company's consolidated balance sheets as of September 28, 2013 and December 31, 2012, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of September 28, 2013.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2013 and 2012, the company recorded restructuring, integration, and other charges of $22,568 ($16,077 net of related taxes or $.16 per share on both a basic and diluted basis) and $14,562 ($8,576 net of related taxes or $.08 per share on both a basic and diluted basis), respectively.

During the first nine months of 2013 and 2012, the company recorded restructuring, integration, and other charges of $74,402 ($52,260 net of related taxes or $.51 and $.50 per share on a basic and diluted basis, respectively) and $36,152 ($24,419 net of related taxes or $.22 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Restructuring charges - current period actions	$20,007	$15,151	$65,871	$29,998
Restructuring and integration charges - actions taken in prior periods	34	655	955	1,082
Acquisition-related expenses (credits)	2,527	(1,244)	7,576	5,072
	$22,568	$14,562	$74,402	$36,152

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2013 Restructuring Charge

The following table presents the components of the 2013 restructuring charge of $65,871 and activity in the related restructuring accrual for the first nine months of 2013:

	Personnel Costs	Facilities	Other	Total
Restructuring charge	$56,561	$8,415	$895	$65,871
Payments	(32,334)	(3,696)	—	(36,030)
Non-cash usage	—	—	(753)	(753)
Foreign currency translation	643	65	—	708
Balance as of September 28, 2013	$24,870	$4,784	$142	$29,796

The restructuring charge of $65,871 for the first nine months of 2013 includes personnel costs of $56,561, facilities costs of $8,415, and other costs of $895.  The personnel costs are related to the elimination of approximately 770 positions within the global components business segment and approximately 250 positions within the global ECS business segment. The facilities costs are related to exit activities for 31 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2012 Restructuring Charge

The following table presents the activity in the restructuring accrual for the first nine months of 2013 related to the 2012 restructuring:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$10,501	$4,442	$14,943
Restructuring charge (credit)	790	(489)	301
Payments	(9,290)	(2,336)	(11,626)
Foreign currency translation	(15)	(78)	(93)
Balance as of September 28, 2013	$1,986	$1,539	$3,525

Restructuring Accruals Related to Actions Taken Prior to 2012

The following table presents the activity in the restructuring accruals for the first nine months of 2013 related to restructuring actions taken prior to 2012:

	Personnel Costs	Facilities	Total
Balance as of December 31, 2012	$1,408	$3,863	$5,271
Restructuring charges (credits)	(141)	795	654
Payments	(333)	(1,738)	(2,071)
Foreign currency translation	19	(5)	14
Balance as of September 28, 2013	$953	$2,915	$3,868

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring Accrual Summary

In summary, the restructuring accruals aggregate $37,189 at September 28, 2013, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $27,809 to cover the termination of personnel are primarily expected to be spent within one year.

•
The accruals for facilities totaling $9,238 relate to vacated leased properties that have scheduled payments of $4,464 in 2013, $3,051 in 2014, $941 in 2015, $572 in 2016, $151 in 2017, and $59 thereafter.

•	Other accruals of $142 is expected to be spent within one year.

Acquisition-Related Expenses (Credits)

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2013 are acquisition-related expenses of $2,527 and $7,576, respectively, primarily consisting of changes in the fair value of contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2012 are acquisition-related expenses (credits) of $(1,244) and $5,072, respectively. Acquisition-related expenses (credits) primarily consist of changes in fair value of contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity, net of adjustments for contingent consideration of $(5,091) and $(4,325) for the third quarter and first nine months of 2012, respectively.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Net income attributable to shareholders	$96,779	$103,617	$264,589	$331,628
Weighted average shares outstanding - basic	100,750	108,301	103,269	110,245
Net effect of various dilutive stock-based compensation awards	919	1,593	1,157	1,851
Weighted average shares outstanding - diluted	101,669	109,894	104,426	112,096
Net income per share:
Basic	$.96	$.96	$2.56	$3.01
Diluted (a)	$.95	$.94	$2.53	$2.96

(a)
Stock-based compensation awards for the issuance of 831 and 871 shares for the third quarter and first nine months of 2013 and 1,789 and 1,403 shares for the third quarter and first nine months of 2012, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2012	$182,632	$19,617	$(6,669)	$(50,443)	$145,137
Other comprehensive income (loss) before reclassifications (a)	(65,918)	(1,978)	1,923	4	(65,969)
Amounts reclassified into income	(252)	—	(179)	795	364
Net other comprehensive income (loss) for the quarter ended March 30, 2013	(66,170)	(1,978)	1,744	799	(65,605)
Balance as of March 30, 2013	116,462	17,639	(4,925)	(49,644)	79,532
Other comprehensive income before reclassifications (a)	14,539	581	—	46	15,166
Amounts reclassified into income	(228)	—	137	717	626
Net other comprehensive income for the quarter ended June 29, 2013	14,311	581	137	763	15,792
Balance as of June 29, 2013	130,773	18,220	(4,788)	(48,881)	95,324
Other comprehensive income before reclassifications (a)	80,764	864	—	27	81,655
Amounts reclassified into income	48	—	96	717	861
Net other comprehensive income for the quarter ended September 28, 2013	80,812	864	96	744	82,516
Balance as of September 28, 2013	$211,585	$19,084	$(4,692)	$(48,137)	$177,840

Total net other comprehensive income (loss) for the nine months ended September 28, 2013	$28,953	$(533)	$1,977	$2,306	$32,703

(a)
Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $4,622, $(13,224), and $(6,365) for the first, second, and third quarters of 2013, respectively.

Share-Repurchase Programs

In February 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of September 28, 2013, the company repurchased 5,064,464 shares under these programs with a market value of $198,572 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains supplemental executive retirement plans and a defined benefit plan.  The components of the net periodic benefit costs for these plans are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Components of net periodic benefit costs:
Service cost	$532	$516	$1,596	$1,548
Interest cost	2,026	2,201	6,078	6,603
Expected return on plan assets	(1,629)	(1,509)	(4,887)	(4,527)
Amortization of unrecognized net loss	1,157	951	3,471	2,853
Amortization of prior service cost	11	11	33	33
Net periodic benefit costs	$2,097	$2,170	$6,291	$6,510

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

Environmental Matters - Huntsville

Characterization of the extent of contaminated soil and groundwater continues at the site in Huntsville, Alabama. Under the direction of the Alabama Department of Environmental Management, approximately $4,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system was installed to capture and treat groundwater before it moves into the adjacent offsite area. In September 2013, the DTSC approved the final Remedial Action Plan ("RAP") and work is currently progressing under the RAP. The approval of the RAP includes the potential for additional remediation action after the five year review of the hydraulic containment system if the review finds that contaminants have not been sufficiently reduced in the offsite area.

Approximately $44,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $18,000 to $24,900. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Sales:
Global components	$3,467,285	$3,372,117	$10,058,555	$10,175,358
Global ECS	1,580,926	1,590,214	5,145,370	4,827,065
Consolidated	$5,048,211	$4,962,331	$15,203,925	$15,002,423
Operating income (loss):
Global components	$164,096	$155,061	$432,534	$496,293
Global ECS	59,757	55,273	202,070	176,721
Corporate (a)	(61,117)	(46,517)	(178,441)	(133,059)
Consolidated	$162,736	$163,817	$456,163	$539,955

(a)
Includes restructuring, integration, and other charges of $22,568 and $74,402 for the third quarter and first nine months of 2013 and $14,562 and $36,152 for the third quarter and first nine months of 2012, respectively.

Total assets, by segment, are as follows:

	September 28, 2013	December 31, 2012
Global components	$6,873,955	$6,467,123
Global ECS	2,858,255	3,685,100
Corporate	633,839	633,464
Consolidated	$10,366,049	$10,785,687

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 28, 2013	September 29, 2012	September 28, 2013	September 29, 2012
Americas (b)	$2,621,398	$2,562,485	$7,868,170	$7,797,971
EMEA (c)	1,355,152	1,322,837	4,287,446	4,341,158
Asia/Pacific	1,071,661	1,077,009	3,048,309	2,863,294
Consolidated	$5,048,211	$4,962,331	$15,203,925	$15,002,423

(b)
Includes sales related to the United States of $2,405,238 and $7,212,401 for the third quarter and first nine months of 2013 and $2,370,154 and $7,164,717 for the third quarter and first nine months of 2012, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	September 28, 2013	December 31, 2012
Americas (d)	$522,039	$512,775
EMEA	74,007	65,947
Asia/Pacific	20,499	20,919
Consolidated	$616,545	$599,641

(d)	Includes net property, plant, and equipment related to the United States of $520,485 and $511,555 at September 28, 2013 and December 31, 2012, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first nine months of 2013, approximately 66% of the company's sales were from the global components business segment, and approximately 34% of the company's sales were from the global ECS business segment.

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

On October 28, 2013, the company acquired CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG ("ComputerLinks") for a purchase price of approximately €230 million (approximately $317 million) in cash. ComputerLinks is a value-added distributor of enterprise computing solutions with a comprehensive offering of IT solutions from many of the world's leading technology suppliers. ComputerLinks has operations in Europe, North America, the Middle East, and Asia.

During the first nine months of 2013, the company completed two acquisitions. During 2012, the company completed seven acquisitions. The impact of these acquisitions were not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. Management concluded that the impact of the revised presentation is not material and, therefore, prior periods have not been adjusted. On a gross basis, these contracts contributed approximately $280.6 million to the company's sales for the first nine months of 2012, which negatively impacted the year-over-year consolidated sales growth comparison by approximately 1.9%. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share, but positively impacted the gross profit margin by approximately 20 basis points, while operating income remained relatively flat, for the first nine months of 2013. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies") and the impact of acquisitions by adjusting the company's prior periods to include the operating results of businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the period presented (referred to as "impact of acquisitions"); and

•
Sales adjusted for certain items that impact the year-over-year comparison, which includes the aforementioned change in presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (referred to as "change in presentation of sales").

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

Executive Summary

Consolidated sales for the third quarter of 2013 increased by 1.7%, compared with the year-earlier period, due to a 2.8% increase in the global components business segment sales, offset, in part, by a .6% decrease in the global ECS business segment sales. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.2% for the third quarter of 2013, compared with the year-earlier period, due to a weaker U.S. dollar. Consolidated sales for the first nine months of 2013 increased by 1.3%, compared with the year-earlier period, due to a 6.6% increase in the global ECS business segment sales, offset, in part, by a 1.1% decrease in the global components business segment sales. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .7% for the first nine months of 2013, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders decreased to $96.8 million and $264.6 million in the third quarter and first nine months of 2013, respectively, compared with net income attributable to shareholders of $103.6 million and $331.6 million in the year-earlier periods.  The following items impacted the comparability of the company's results:

Third quarters of 2013 and 2012:

•	restructuring, integration, and other charges of $22.6 million ($16.1 million net of related taxes) in 2013 and $14.6 million ($8.6 million net of related taxes) in 2012.

First nine months of 2013 and 2012:

•	restructuring, integration, and other charges of $74.4 million ($52.3 million net of related taxes) in 2013 and $36.2 million ($24.4 million net of related taxes) in 2012;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $5.4 million and an increase in interest expense of $1.5 million ($.9 million net of related taxes) relating to adjustments to tax reserves for ongoing international tax audits in 2013.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter of 2013 increased slightly compared to the year-earlier period, primarily due to an increase in sales in the global components business segment and the impact of a weaker U.S. dollar on the translation of the company's financial statements, offset, in part, by increased interest expense due to higher average debt outstanding. Excluding the aforementioned items, net income attributable to shareholders for the first nine months of 2013 decreased compared to the year-earlier period, primarily due a decline in sales in the company's more profitable global components businesses in the America's and EMEA regions, an increase in competitive pricing pressure in both the company's business segments, as well as an increase in interest expense due to higher average debt outstanding.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Sales

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Consolidated sales, as reported	$5,048	$4,962	1.7%	$15,204	$15,002	1.3%
Impact of changes in foreign currencies	—	60		—	103
Impact of acquisitions	5	38		28	283
Change in presentation of sales	—	—		—	(281)
Consolidated sales, as adjusted	$5,053	$5,060	(.1)%	$15,232	$15,107.8%

Global components sales, as reported	$3,467	$3,372	2.8%	$10,059	$10,175	(1.1)%
Impact of changes in foreign currencies	—	37		—	70
Impact of acquisitions	5	38		28	117
Change in presentation of sales	—	—		—	(281)
Global components sales, as adjusted	$3,472	$3,447.8%		$10,087	$10,081.1%

Global ECS sales, as reported	$1,581	$1,590	(.6)%	$5,145	$4,827	6.6%
Impact of changes in foreign currencies	—	23		—	33
Impact of acquisitions	—	—		—	166
Global ECS sales, as adjusted	$1,581	$1,613	(2.0)%	$5,145	$5,026	2.4%

Consolidated sales for the third quarter of 2013 increased by $85.9 million, or 1.7%, compared with the year-earlier period. The increase for the third quarter of 2013 was driven by an increase in global components business segment sales of $95.2 million, or 2.8%, offset, in part, by a decrease in global ECS business segment sales of $9.3 million, or .6%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.2% for the third quarter of 2013, compared with the year-earlier period, due to a weaker U.S. dollar. The company's consolidated sales for the third quarter of 2013, adjusted for the impact of changes in foreign currencies and acquisitions, remained relatively flat compared with the year-earlier period. Consolidated sales for the first nine months of 2013 increased $201.5 million, or 1.3%, compared with the year-earlier period. The increase for the first nine months of 2013 was driven by an increase in global ECS business segment sales of $318.3 million, or 6.6%, offset, in part, by a decrease in global components business segment sales of $116.8 million, or 1.1%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .7% for the first nine months of 2013, compared with the year-earlier period, due to a weaker U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated sales increased by .8% for the first nine months of 2013, compared with the year-earlier period.

In the global components business segment, sales for the third quarter of 2013 increased 2.8%, compared with the year-earlier period primarily due to an increase in demand for products in both the Americas and EMEA (Europe, Middle East, and Africa) regions, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Global components business segment sales for the third quarter of 2013, adjusted for the impact of changes in foreign currencies and acquisitions, increased by .8% compared with the year-earlier period. In the global components business segment, sales for the first nine months of 2013 decreased 1.1%, compared with the year-earlier period, primarily due to a decline in demand for products in both the Americas and EMEA regions offset, in part, by an increase in demand for products in the Asia Pacific region, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's global components business segment sales remained relatively flat for the first nine months of 2013, compared with the year-earlier period.

In the global ECS business segment, sales for the third quarter of 2013 decreased .6%, compared with the year-earlier period primarily due to a decline in demand for products in the EMEA region, offset, in part, by an increase in demand for products in the North America region. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 2.0% for the third quarter of 2013, compared with the year-earlier period. In the global ECS business segment, sales for the first nine months of 2013 increased 6.6%, compared with the year-earlier period primarily due to higher demand for products in both the North America and EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 2.4% for the first nine months of 2013, compared with the year-earlier period.

Gross Profit

The company recorded gross profit of $671.7 million and $2.00 billion in the third quarter and first nine months of 2013, respectively, compared with $662.7 million and $2.03 billion in the year-earlier periods.  Gross profit margins for the third quarter and first nine months of 2013 decreased by nearly 10 and 40 basis points, respectively, compared with the year-earlier periods primarily due to increased competitive pricing pressure in both the company's business segments and a change in mix of products. The aforementioned change in presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 20 basis points for the first nine months of 2013.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 28, 2013	September 29, 2012	% Change	September 28, 2013	September 29, 2012	% Change
Selling, general, and administrative expenses, as reported	$454	$457	(.6)%	$1,376	$1,369.5%
Depreciation and amortization, as reported	32	28	16.6%	97	85	13.7%
Operating expenses, as reported	486	485.4%		1,473	1,454	1.3%
Impact of changes in foreign currencies	—	7		—	9
Impact of acquisitions	1	8		5	45
Operating expenses, as adjusted	$487	$500	(2.3)%	$1,478	$1,508	(2.0)%

Selling, general, and administrative expenses decreased by $2.6 million, or .6%, in the third quarter of 2013 on a sales increase of 1.7%, and increased by $6.8 million, or .5%, in the first nine months of 2013 on a sales increase of 1.3%, compared with the year-earlier periods. Selling, general, and administrative expenses, as a percentage of sales was 9.0% and 9.1% for the third quarter and first nine months of 2013, respectively, compared with 9.2% and 9.1% in the year-earlier periods.

Depreciation and amortization expense increased by $4.6 million, or 16.6%, and $11.6 million, or 13.7%, for the third quarter and first nine months of 2013, compared with the year-earlier periods, primarily due to increased depreciation associated with the company's enterprise resource planning ("ERP") initiative. Included in depreciation and amortization expense for the third quarters of 2013 and 2012 was $8.9 million and $8.7 million, respectively, related to identifiable intangible asset amortization. Included in depreciation and amortization expense for the first nine months of 2013 and 2012 was $26.8 million and $27.4 million, respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for the third quarter and first nine months of 2013 decreased 2.3% and 2.0%, respectively, while sales as adjusted, remained relatively flat and increased .8%, respectively, due to the company's ability to effectively manage operating costs.

Restructuring, Integration, and Other Charges

2013 Charges

The company recorded restructuring, integration, and other charges of $22.6 million ($16.1 million net of related taxes or $.16 per share on both a basic and diluted basis) and $74.4 million ($52.3 million net of related taxes or $.51 and $.50 per share on a basic and diluted basis, respectively) for the third quarter and first nine months of 2013, respectively.  Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2013 are restructuring charges of $20.0 million and $65.9 million, respectively, related to initiatives taken by the company to improve operating efficiencies and acquisition-related expenses of $2.5 million and $7.6 million, respectively. Also included in the restructuring, integration, and other charges for the first nine months of 2013 are charges of $1.0 million related to restructuring and integration actions taken in prior periods.

The restructuring charge of $20.0 million and $65.9 million for the third quarter and first nine months of 2013, respectively, primarily includes personnel costs of $15.9 million and $56.6 million, facilities costs of $3.9 million and $8.4 million, and other costs of $.2 million and $.9 million, respectively.  The personnel costs are related to the elimination of approximately 770 positions within the global components business segment and approximately 250 positions within the global ECS business segment. The facilities costs are related to exit activities for 31 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

As of September 28, 2013, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring charges. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

The company recorded operating income of $162.7 million, or 3.2% of sales, and $456.2 million, or 3.0% of sales, in the third quarter and first nine months of 2013, respectively, compared with operating income of $163.8 million, or 3.3% of sales, and $540.0 million, or 3.6% of sales, in the year-earlier periods.  Included in operating income for the third quarter and first nine months of 2013 were the previously discussed restructuring, integration, and other charges of $22.6 million and $74.4 million, respectively.  Included in operating income for the third quarter and first nine months of 2012 were the previously discussed restructuring, integration, and other charges of $14.6 million and $36.2 million, respectively.

Loss on Prepayment of Debt

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first nine months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 13.4%, to $27.2 million, and by 9.1%, to $86.9 million, for the third quarter and first nine months of 2013, respectively, compared with $24.0 million and $79.6 million, respectively, in the year-earlier periods. The increase for the third quarter and first nine months of 2013 was primarily due to higher average debt outstanding. The increase for the first nine months of 2013 was also impacted by an increase in interest expense of $1.5 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to adjustments to tax reserves (discussed in "Income Taxes" below), as well as the occurrence of $1.1 million additional interest related to the 6.875% notes which were redeemed by the company subsequent to the completion of the new note offering.

Income Taxes

The company recorded a provision for income taxes of $40.5 million and $105.3 million (an effective tax rate of 29.5% and 28.4%) for the third quarter and first nine months of 2013, respectively. During the first nine months of 2013 the company recorded an increase in the provision for income taxes of $5.4 million ($.05 per share on both a basic and diluted basis) relating to adjustments to tax reserves for ongoing international tax audits. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2013 were impacted by the previously discussed restructuring, integration, and other charges. The company's provision for income taxes and effective tax rate for the first nine months of 2013 was also impacted by the previously discussed adjustments to tax reserves and the loss on prepayment of debt.  Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2013 was 29.4% and 27.6%, respectively.

The company recorded a provision for income taxes of $38.3 million and $134.2 million (an effective tax rate of 27.0% and 28.8%) for the third quarter and first nine months of 2012, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2012 were impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2012 was 28.3% and 29.1%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

The company recorded net income attributable to shareholders of $96.8 million and $264.6 million in the third quarter and first nine months of 2013, respectively, compared with net income attributable to shareholders of $103.6 million and $331.6 million in the year-earlier periods.  Included in net income attributable to shareholders for the third quarter and first nine months of 2013 were the previously discussed restructuring, integration, and other charges of $16.1 million and $52.3 million, respectively. Also included in net income attributable to shareholders for the first nine months of 2013 is a loss on prepayment of debt of $2.6 million as well as an increase in the provision for income taxes of $5.4 million and an increase in interest expense of $.9 million relating to adjustments to tax reserves for ongoing international tax audits. Included in net income attributable to shareholders for the third quarter and first nine months of 2012 were the previously discussed restructuring, integration, and other charges of $8.6 million and $24.4 million, respectively. Excluding the aforementioned items, net income attributable to shareholders for the third quarter of 2013 increased slightly compared to the year-earlier period, primarily due to an increase in sales in the global components business segment and the impact of a weaker U.S. dollar on the translation of the company's financial statements, offset, in part, by increased interest expense due to higher average debt outstanding. Excluding the aforementioned items, net income attributable to shareholders for the first nine months of 2013 decreased compared to the year-earlier period, primarily due a decline in sales in the company's more profitable global components businesses in the America's and EMEA regions, an increase in competitive pricing pressure in both the company's business segments, as well as an increase in interest expense due to higher average debt outstanding.

Liquidity and Capital Resources

At September 28, 2013 and December 31, 2012, the company had cash and cash equivalents of $251.8 million and $409.7 million, respectively, of which $218.6 million and $359.0 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances.

The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2013, the net amount of cash provided by the company's operating activities was $235.6 million, the net amount of cash used for investing activities was $131.9 million, and the net amount of cash used for financing activities was $287.5 million.  The effect of exchange rate changes on cash was an increase of $25.8 million.

During the first nine months of 2012, the net amount of cash provided by the company's operating activities was $487.3 million, the net amount of cash used for investing activities was $281.8 million, and the net amount of cash used for financing activities was $223.4 million.  The effect of exchange rate changes on cash was a decrease of $20.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 65.0% at September 28, 2013 and were approximately 64.7% at December 31, 2012.

The net amount of cash provided by the company's operating activities during the first nine months of 2013 was $235.6 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

The net amount of cash provided by the company's operating activities during the first nine months of 2012 was $487.3 million and was primarily due to earnings from operations, adjusted for non-cash items, and a decrease in net working capital due to a decline in sales.

Working capital as a percentage of sales was 16.4% in the third quarter of 2013 compared with 15.3% in the third quarter of 2012.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2013 was $131.9 million, reflecting $43.4 million of cash consideration paid for acquired businesses, $85.5 million for capital expenditures, and $3.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first nine months of 2013 is $43.0 million related to the company's global ERP initiative.

During the first nine months of 2013, the company completed two acquisitions. The aggregate consideration for these acquisitions was $43.4 million, net of contingent consideration.

The net amount of cash used for investing activities during the first nine months of 2012 was $281.8 million, reflecting $191.3 million of cash consideration paid for acquired businesses, $75.6 million for capital expenditures, and $15.0 million related to the purchase of a cost method investment. Included in capital expenditures for the first nine months of 2012 is $45.8 million related to the company's global ERP initiative.

During the first nine months of 2012, the company completed seven acquisitions for aggregate consideration of $279.3 million, net of cash acquired and contingent consideration. The aggregate consideration of $279.3 million includes $90.6 million related to an acquisition which was paid shortly after the end of the third quarter of 2012. In addition, the company made a payment of $2.5 million to increase its ownership interest in a majority-owned subsidiary.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2013 was $287.5 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $312.6 million of repurchases of common stock, $242.9 million of net repayments of long-term bank borrowings, and a $22.3 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first nine months of 2013 were $591.2 million of net proceeds from a note offering, $30.4 million proceeds from the exercise of stock options, and $6.9 million related to excess tax benefits from stock-based compensation arrangements.

In February 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

In March 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first nine months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The net amount of cash used for financing activities during the first nine months of 2012 was $223.4 million. The uses of cash from financing activities included $222.8 million of repurchases of common stock and $25.0 million of net repayments of long-term bank borrowings. The sources of cash from financing activities during the first nine months of 2012 were $11.5 million of proceeds from the exercise of stock options, a $7.8 million increase in short-term and other borrowings, and $5.1 million related to excess tax benefits from stock-based compensation arrangements.

The company has a $1.20 billion revolving credit facility, maturing in August 2016. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment, or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.275% at September 28, 2013), or an effective interest rate of 1.46% at September 28, 2013. The facility fee is .225%.  The company had outstanding borrowings under the revolving credit facility of $35.7 million and $123.6 million at September 28, 2013 and December 31, 2012, respectively. During the first nine months of 2013 and 2012, the average daily balance outstanding under the revolving credit facility was $417.9 million and $285.5 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at September 28, 2013), or an effective interest rate of .68% at September 28, 2013. The facility fee is .40%. The company had $70.0 million and $225.0 million in outstanding borrowings under the asset securitization program at September 28, 2013 and December 31, 2012, respectively.  During the first nine months of 2013 and 2012, the average daily balance outstanding under the asset securitization program was $262.2 million and $519.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 28, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

•
at September 28, 2013 and December 31, 2012, the company had $35.7 million and $123.6 million, respectively, in outstanding borrowings under the revolving credit facility which matures in August 2016; and

•
at September 28, 2013 and December 31, 2012, the company had $70.0 million and $225.0 million, respectively, in outstanding borrowings under the asset securitization program which matures in December 2014.

Share-Repurchase Programs

In February 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of September 28, 2013, the company repurchased 5,064,464 shares under these programs with a market value of $198.6 million at the dates of repurchase.

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

There were no significant changes during the first nine months of 2013 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2012.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at September 28, 2013 and December 31, 2012 was $361.9 million and $425.1 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first nine months of 2013, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $103.3 million and $3.7 million, respectively, compared with the year-earlier periods. Sales and operating income would decrease by approximately $431.9 million and $8.8 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2013.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At September 28, 2013, approximately 93% of the company's debt was subject to fixed rates, and 7% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first nine months of 2013. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10.8 million at December 31, 2012. In February 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Other" and will be reclassified into income over the ten-year term of the notes due in 2023. During the third quarter and first nine months of 2013, the company reclassified $(.2) million and $(.1) million, respectively, into income relating to the 2011 swap.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 28, 2013 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

In February 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock (collectively the "Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended September 28, 2013:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
June 30 through July 31, 2013	4,361	$45.52	—	$201,428,414
August 1 through August 31, 2013	833	39.29	—	201,428,414
September 1 through September 28, 2013	1,484	48.15	—	201,428,414
Total	6,678		—

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended September 28, 2013 is 6,678 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	October 30, 2013	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer