Form 10-K
period 2013-12-31
ARROW ELECTRONICS INC
filed 2014-02-05
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $3,911,865,407.

There were 99,961,811 shares of Common Stock outstanding as of January 31, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 22, 2014 is incorporated by reference in Part III to the extent described therein.

PART I
Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946 and serves over 100,000 customers.

Arrow's diverse worldwide customer base consists of original equipment manufacturers ("OEMs"), contract manufacturers ("CMs"), and other commercial customers. These customers include manufacturers of consumer and industrial equipment (such as machine tools, factory automation, and robotic equipment) serving industries ranging from telecommunications, automotive and transportation, aerospace and defense, medical, and professional services, among others. Customers also include value-added resellers ("VARs") of enterprise computing solutions.

The company maintains over 300 sales facilities and 38 distribution and value-added centers in 58 countries, serving over 85 countries. Through this network, Arrow moves innovation forward by helping its customers to deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

The company has two business segments, the global components business and the global enterprise computing solutions ("ECS") business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2013, approximately 63% of the company's sales were from the global components business segment, and approximately 37% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

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

Global Components

As one of the largest distributors of electronic components and related services in the world, the company's global components business segment covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions. The Americas include operations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, the global components business segment operates in Austria, Belgium, Bulgaria, Czech Republic, Denmark, Egypt, Estonia, Finland, France, Germany, Greece, Hungary, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, the global components business segment operates in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

Over the past three years, the global components business segment completed 15 strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase its e-commerce capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the company's global components business segment's portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and electronics asset disposition.

Through acquisitions and organic growth, the global components business segment is a leading provider of online catalogs for electronic components; cloud-based design tools that expedite product development cycles; factory-direct end-of-life product inventory; and disposition solutions to redeploy, remarket, and recycle technology assets.
Within the global components business segment, approximately 65% of the company's sales consist of semiconductor products and related services; approximately 20% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 9% consist of computing and memory; and approximately 6% consist of other products and services. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.

The company acts as a marketing, stocking, technical support, and financial intermediary on behalf of electronic components manufacturers and provides geographically dispersed selling, order processing, and delivery capabilities to guide products to market on behalf of these manufacturers. At the same time, Arrow offers to a broad range of customers the convenience of accessing, from a single source, multiple products from numerous suppliers and rapid or scheduled deliveries. Through design engineering, the company assists these customers with its ability to market new products and equipment powered by electronic components through design engineering, programming and assembly services, integration support and supply chain management. Additionally, it simplifies returns and inventory management for customers and provides electronic asset disposition services to ensure the maximum reuse of electronics.

Global ECS

The company's global ECS business segment is a leading value-added distributor of enterprise and midrange computing products, services, and solutions to VARs in North America and EMEA, as well as a leading distributor of enterprise storage and security and virtualization software, and a managed-service provider to Fortune 500 customers in the voice-over-Internet protocol market. Additionally, the company is a provider of unified communications products and related services to Fortune 50 companies in North America. During 2013, as a result of the company's acquisition of CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG ("ComputerLinks"), the global ECS business segment entered into select countries within the Asia Pacific region.

Global ECS includes network operating centers and sales and marketing organizations in 35 countries around the world. North America includes offices in the United States and Canada. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Israel, Italy, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Qatar, Saudi Arabia, Serbia, Slovenia, Spain, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom. The Asia Pacific region includes offices in Australia, Singapore, and India.

Over the past three years, the global ECS business segment completed 5 strategic acquisitions to further expand its geographic reach and its portfolio of products.

Within the global ECS business segment, approximately 45% of the company's sales consist of storage, 28% consist of software, 11% consist of proprietary servers, 9% consist of industry standard servers, and 7% consist of other products and services.

Global ECS provides VARs with many value-added services including, but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS solutions centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions. Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly technical mid-market and enterprise solutions in a cost-competitive manner. VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers. They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-customers. The increasing complexity of these solutions and increasing demand for bundled solutions is changing how VARs go to market, thereby increasing the importance of global ECS' value-added services. Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For these suppliers, global ECS is the aggregation point to approximately 13,000 VARs.

Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 100,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 2% of the company's 2013 consolidated sales.

The company’s sales teams focus on an extensive portfolio of products and services to support customers’ material management and production needs, including connecting customers to the company’s field application engineers that provide technical support and serve as a gateway to the company’s supplier partners. The company’s sales representatives generally focus on a specific customer segment, particular product lines or a specific geography, and provide end-to-end product offerings and solutions with an emphasis on helping customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness.

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. As such, the nature of the company's business does not provide visibility of material forward-looking information from its customers and suppliers beyond a few months.

Each of the company's selling locations and primary distribution centers in the global components business segment are electronically linked to the company's central computer systems, which provides fully integrated, online, real-time data with respect to global inventory levels and facilitates control of purchasing, shipping, and billing. This system provides global access to real-time inventory data.

No single supplier accounted for more than 9% of the company's consolidated sales in 2013. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, deep product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

Distribution Agreements

Generally, our agreements with manufacturers protect us against the potential write-down of inventories due to technological change or manufacturers' price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in manufacturers' list prices. As of December 31, 2013, this type of arrangement covered approximately 63% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2013, this type of repurchase arrangement covered approximately 64% of the company's consolidated inventories.

While these inventory practices do not wholly protect the company from inventory losses, the company believes that they currently provide substantial protection from such losses.

Competition

The company operates in a highly competitive environment, both in the United States and internationally. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company's competitors vary across markets sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography served that creates pricing pressure and the need to improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer.

The company also faces competition from companies entering or expanding into the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors.

The company believes that it is well equipped to compete effectively with its competitors in all of these areas due to its comprehensive product and service offerings, highly-skilled work force, and global distribution network.

Employees

The company and its affiliates employed approximately 16,500 employees worldwide as of December 31, 2013.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 5, 2014:

Name	Age	Position
Michael J. Long	55	Chairman, President, and Chief Executive Officer
Peter S. Brown	63	Senior Vice President, General Counsel, and Secretary
Andrew S. Bryant	58	President, Arrow Global Enterprise Computing Solutions
Vincent P. Melvin	50	Senior Vice President, Chief Information Officer
M. Catherine Morris	55	Senior Vice President, Chief Strategy Officer
Paul J. Reilly	57	Executive Vice President, Finance and Operations, and Chief Financial Officer
Eric J. Schuck	51	President, Arrow Global Components
Gretchen K. Zech	44	Senior Vice President, Global Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long was appointed Chairman of the Board of Directors in December 2009 and Chief Executive Officer of the company in May 2009. Prior thereto he served as Chief Operating Officer of the company from February 2008 to May 2009. He has been a Director and President of the company for more than five years.

Peter S. Brown has been Senior Vice President, General Counsel, and Secretary of the company for more than five years.

Andrew S. Bryant has been President of Arrow Global Enterprise Computing Solutions for more than five years.

Vincent P. Melvin was appointed Senior Vice President of the company in December 2013. Prior thereto he served as Vice President of the company from September 2006 to December 2013. He has been the Chief Information Officer of the company for more than five years.

M. Catherine Morris has been Senior Vice President and Chief Strategy Officer of the company for more than five years.

Paul J. Reilly was appointed Executive Vice President of Finance and Operations in May 2009. Prior thereto he served as Senior Vice President of the company from May 2005 to May 2009. He has been Chief Financial Officer of the company for more than five years.

Eric J. Schuck was appointed President of Arrow Global Components in January 2014.  Prior thereto he served as President of EMEA Components from October 2011 to December 2013 and Vice President of Sales in EMEA Components from July 2010 to October 2011. He also served as Managing Director of Arrow Central Europe GmbH from May 2008 to July 2010.

Gretchen K. Zech was appointed Senior Vice President of Global Human Resources of the company in November 2011. Prior to joining Arrow she served as Senior Vice President, Human Resources, for Dex One Corporation (formerly known as R.H. Donnelley Corporation) from June 2006 to November 2011. R.H. Donnelley Corporation filed for reorganization under Chapter 11 of the United States Bankruptcy Code in May 2009 and emerged as Dex One Corporation in January 2010.

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

The company operates in a highly competitive environment, both in the United States and internationally. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company's competitors vary across markets sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing pressure and the need for constant attention to improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. The Company also faces competition from companies entering or expanding into the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

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

Some environmental laws impose liability, sometimes without fault, for investigating or cleaning up contamination on or emanating from the company's currently or formerly owned, leased, or operated property, as well as for damages to property or natural resources and for personal injury arising out of such contamination. As the distribution business, in general, does not involve the manufacture of products, it is typically not subject to significant liability in this area. However, there may be occasions, including through acquisitions, where environmental liability arises. Two sites for which the company assumed responsibility as part of the Wyle Electronics ("Wyle") acquisition are known to have environmental issues, one at Norco, California and the other at Huntsville, Alabama. The company was also named as a defendant in a private lawsuit filed in connection with alleged contamination at a small industrial building formerly leased by Wyle Laboratories in El Segundo, California. The lawsuit was settled, but the possibility remains that government entities or others may attempt to involve the company in further characterization or remediation of groundwater issues in the area. The presence of environmental contamination could also interfere with ongoing operations or adversely affect the company's ability to sell or lease its properties. The discovery of contamination for which the company is responsible, the enactment of new laws and regulations, or changes in how existing requirements are enforced, could require the company to incur costs for compliance or subject it to unexpected liabilities.

The foregoing matters could materially adversely affect the company's business.

Expansion into the electronic asset disposition market has broadened the company's risk profile.

The company has recently expanded into the electronics asset disposition business, pursuant to which it provides services related to electronic devices being disposed of by business customers,  including cleansing storage devices from customer equipment and either recycling it through resale or disposing of it in an environmentally compliant manner.  The company may also hold equipment in order to protect and preserve customer data.  If the company does not meet its contractual and regulatory obligations with respect to such data, it could be subject to contractual damages, penalties, and damage to reputation.  Also, the company's or its subcontractors' failure to comply with applicable environmental laws and regulations in disposing of the equipment could result in liability.  Such environmental liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.   To the extent that company fails to comply with its obligations and such failure is not covered by insurance, the company's business could be adversely affected.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2013, the company had cash and cash equivalents of $390.6 million. In addition, the company currently has access to committed credit lines of $2.275 billion, of which the company had outstanding borrowings of $420.0 million at December 31, 2013. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

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

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, go bankrupt or fail, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

The company's revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and interconnect), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 41%, 43%, and 47% of the company's consolidated sales in 2013, 2012, and 2011, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2013, 2012, and 2011, approximately 53%, 52%, and 55%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	import and export duties and value-added taxes;

•	transportation delays and interruptions;

•	the burden and cost of compliance with complex multi-national tax laws and regulations;

•	uncertainties arising from local business practices and cultural considerations;

•	enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions;

•	foreign laws that potentially discriminate against companies which are headquartered outside that jurisdiction;

•	volatility associated with sovereign debt of certain international economies;

•	potential military conflicts and political risks; and

•	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

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

Also, the company's operating income margins are lower in certain geographic markets. Operating income in the components business in Asia/Pacific and the global ECS business in Europe tends to be lower than operating income in the other markets in which the company sells products and services. If sales in those markets increased as a percentage of overall sales, consolidated operating income margins will be lower. The financial impact of lower operating income on returns on working capital is offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the company's history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

•	effectively combining the acquired operations, technologies, or products;

•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;

•	diversion of management's attention;

•	negative effects on existing customer and supplier relationships; and

•	potential loss of key employees, especially those of the acquired companies.

Further, the company has made, and may continue to make acquisitions of, or investments in new services, businesses or technologies to expand its current service offerings and product lines. Some of these may involve risks that may differ from those traditionally associated with the company's core distribution business, including undertaking product or service warranty responsibilities that in its traditional core business would generally reside primarily with its suppliers. If the company is not successful in mitigating or insuring against such risks, it could have a material adverse effect on the company's business.

The company's goodwill and identifiable intangible assets could become impaired, which could reduce the value of its assets and reduce its net income in the year in which the write-off occurs.

Goodwill represents the excess of the cost of an acquisition over the fair value of the assets acquired. The company also ascribes value to certain identifiable intangible assets, which consist primarily of customer relationships and trade names, among others, as a result of acquisitions. The company may incur impairment charges on goodwill or identifiable intangible assets if it determines that the fair values of the goodwill or identifiable intangible assets are less than their current carrying values. The company evaluates, on a regular basis, whether events or circumstances have occurred that indicate all, or a portion, of the carrying amount of goodwill or identifiable intangible assets may no longer be recoverable, in which case an impairment charge to earnings would become necessary.

Refer to Notes 1 and 3 of the Notes to the Consolidated Financial Statements and 'Critical Accounting Policies' in Management's Discussion and Analysis of Financial Condition and Results of Operations for further discussion of the impairment testing of goodwill and identifiable intangible assets.

A decline in general economic conditions or global equity valuations could impact the judgments and assumptions about the fair value of the company's businesses and the company could be required to record impairment charges on its goodwill or other identifiable intangible assets in the future, which could impact the company's consolidated balance sheet, as well as the company's consolidated statement of operations. If the company is required to recognize an impairment charge in the future, the charge would not impact the company's consolidated cash flows, current liquidity, or capital resources.

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

The company's current global operations reside on multiple technology platforms. The size and complexity of the company's computer systems make them potentially vulnerable to breakdown, malicious intrusion, and random attack. Likewise, data privacy breaches by employees and others who access the company's systems may pose a risk that sensitive data may be exposed to unauthorized persons or to the public. While the company believes that it has taken appropriate security measures to protect its data and information technology systems, there can be no assurance that these efforts will prevent breakdowns or breaches in the company's systems that could have a material adverse effect on the company's business. Because many of the company's systems consist of a number of legacy, internally developed applications, it can be harder to upgrade and may be more difficult to adapt to commercially available software.

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

Certain of the company's products and services include intellectual property owned primarily by the company's third party suppliers and, to a lesser extent, the company itself. Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit, software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself for which it has no indemnification protections. In any dispute involving products or services that incorporate intellectual property developed, licensed by the company, or obtained through acquisition, the company's customers could also become the target of litigation. The company is obligated in many instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party's intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules will take effect for the company in May 2014. The company will have to publicly disclose whether it manufactures (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on the company to provide critical data regarding the parts they purchase, including conflict mineral information. The company's material sourcing is broad-based and multi-tiered, and it may not be able to easily verify the origins for conflict minerals used in the products it sells. The company has many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the company may face reputational challenges if it is unable to sufficiently verify the origins of conflict minerals used in its products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Englewood, Colorado and occupies a 115,000 square foot facility that is owned by the company. The company owns 12 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 450 additional locations under leases due to expire on various dates through 2023. The company believes its facilities are well maintained and suitable for company operations.

Item 3.    Legal Proceedings.

Environmental and Related Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the

Wyle environmental obligations, among other things. During 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110 million and the company released the sellers from their indemnification obligation. In connection with this settlement, the company recorded a gain on the settlement of legal matters of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from the sellers for reimbursement of costs incurred by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. As further discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Huntsville, Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental Management. The Norco, California site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $33.0 million from certain insurance carriers.  The company continues to seek recovery from an umbrella liability policy carrier for its proportional share of the total Norco liability.  The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Antitrust Investigation
On January 21, 2014, the company received a Civil Investigative Demand in connection with an investigation by the Federal Trade Commission ("FTC") relating generally to the use of a database program (the “database program”) that has operated for more than ten years under the auspices of the Global Technology Distribution Council ("GTDC"), a trade group of which the company is a member. Under the database program, certain members of the GTDC who participate in the program provide sales data to a third party independent contractor chosen by the GTDC. The data is aggregated by the third party and the aggregated data is made available to the program participants. The company understands that other members participating in the database program have received similar Civil Investigative Demands.

The company is in the process of responding to the Civil Investigative Demand. The Civil Investigative Demand merely seeks information, and no proceedings have been instituted against any person. The company has conducted a preliminary review, and does not have any reason to believe that there has been any conduct by the company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. Since this matter is at a preliminary stage, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2013 and 2012 are as follows:

Year	High	Low
2013:
Fourth Quarter	$54.25	$47.09
Third Quarter	48.66	39.89
Second Quarter	40.49	36.47
First Quarter	41.94	37.40

2012:
Fourth Quarter	$39.18	$31.31
Third Quarter	38.25	30.84
Second Quarter	43.02	31.46
First Quarter	43.39	35.77

Record Holders

On January 31, 2014, there were approximately 1,900 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2013 or 2012. While from time to time the Board of Directors (the "Board") considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2013, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	4,546,935	$37.46	4,405,137
Equity compensation plans not approved by security holders	—	—	—
Total	4,546,935	$37.46	4,405,137

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies (the "Peer Group") on a line-of-business basis. The companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., and Tech Data Corporation. The graph assumes $100 invested on December 31, 2008 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2008	2009	2010	2011	2012	2013
Arrow Electronics	100	157	182	199	202	288
Peer Group	100	166	189	196	197	275
S&P 500 Stock Index	100	126	145	148	171	226

Issuer Purchases of Equity Securities

In February 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock (collectively the "Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended December 31, 2013:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 29 through October 31, 2013	—	$—	—	$201,428,414
November 1 through 30, 2013	968,428	51.63	968,428	151,428,586
December 1 through 31, 2013	3,497	51.64	—	151,428,586
Total	971,925		968,428

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2013 is 3,497 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2013 (a)	2012 (b)	2011 (c)	2010 (d)	2009 (e)
Sales	$21,357,285	$20,405,128	$21,390,264	$18,744,676	$14,684,101
Operating income	$693,500	$804,123	$908,843	$750,775	$272,787
Net income attributable to shareholders	$399,420	$506,332	$598,810	$479,630	$123,512
Net income per share:
Basic	$3.89	$4.64	$5.25	$4.06	$1.03
Diluted	$3.85	$4.56	$5.17	$4.01	$1.03

At December 31:
Accounts receivable and inventories	$7,937,046	$6,976,618	$6,446,027	$6,011,823	$4,533,809
Total assets	12,060,883	10,785,687	9,829,079	9,600,538	7,762,366
Long-term debt	2,226,132	1,587,478	1,927,823	1,761,203	1,276,138
Shareholders' equity	4,180,232	3,983,222	3,668,812	3,251,195	2,916,960

(a)
Operating income and net income attributable to shareholders include restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively). Net income attributable to shareholders also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), as well as an increase in the provision of income taxes of $20.8 million ($.20 per share on both a basic and diluted basis) and interest expense of $1.6 million ($1.2 million net of related taxes or $.01 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters.

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2013, approximately 63% of the company's sales were from the global components business segment, and approximately 37% of the company's sales were from the global ECS business segment.

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

On October 28, 2013, the company acquired ComputerLinks for a purchase price of $313.2 million, which included $21.0 million of cash acquired. During 2013, the company completed four additional acquisitions. During 2012 and 2011, the company completed seven and eight acquisitions, respectively. Refer to Note 2, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. Management concluded that the impact of the revised presentation was not material and, therefore, prior periods have not been adjusted. On a gross basis, these contracts contributed approximately $280.6 million to the company's sales for 2012, which negatively impacted consolidated sales growth for 2013 by approximately 1.4% when compared with 2012. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, this revised presentation had no impact on gross profit dollars, operating income dollars, net income dollars, or earnings per share, but positively impacted the gross profit margin by approximately 10 basis points, while operating income margin remained relatively flat for 2013. Additionally, returns on capital, which are key metrics used to evaluate the company's performance, were also not impacted by this prospective revision.

Executive Summary

Consolidated sales for 2013 increased by 4.7%, compared with the year-earlier period, due to a 1.0% increase in the global components business segment sales and a 11.6% increase in the global ECS business segment sales. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 0.8% for 2013, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders decreased to $399.4 million in 2013, compared with net income attributable to shareholders of $506.3 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2013 and 2012:

•	restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes) in 2013 and $47.4 million ($30.7 million net of related taxes) in 2012;

•	a gain of $79.2 million ($48.6 million net of related taxes) related to the settlement of a legal matter in 2012;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $20.8 million and interest expense of $1.6 million ($1.2 million net of related taxes) relating to the settlement of certain international tax matters in 2013.

Excluding the aforementioned items, net income attributable to shareholders for 2013 was relatively consistent with the prior year.

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

•
Sales adjusted for certain items that impact the year-over-year comparison, which includes the aforementioned change in presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (referred to as "change in presentation of sales");

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and settlement of legal matters; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, settlement of legal matters, loss on prepayment of debt, gain on bargain purchase, settlement of certain international tax matters, and reversal of valuation allowance on deferred tax assets.

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

Sales

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months.

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2013	2012	% Change
Consolidated sales, as reported	$21,357	$20,405	4.7%
Impact of changes in foreign currencies	—	161
Impact of acquisitions	834	1,255
Change in presentation of sales	—	(281)
Consolidated sales, as adjusted	$22,191	$21,540	3.0%

Global components sales, as reported	13,496	13,361	1.0%
Impact of changes in foreign currencies	—	98
Impact of acquisitions	169	301
Change in presentation of sales	—	(281)
Global components sales, as adjusted	$13,665	$13,479	1.4%

Global ECS sales, as reported	$7,862	$7,044	11.6%
Impact of changes in foreign currencies	—	63
Impact of acquisitions	665	954
Global ECS sales, as adjusted	$8,527	$8,061	5.8%

Consolidated sales for 2013 increased by $952.2 million, or 4.7%, compared with the year-earlier period. The increase in 2013 was driven by an increase in global components business segment sales of $134.6 million, or 1.0%, and an increase in global ECS business segment sales of $817.5 million, or 11.6%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 0.8% in 2013, compared with the year-earlier period, due to a weaker U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated sales increased by 3.0% in 2013, compared with the year-earlier period.

In the global components business segment, sales for 2013 increased 1.0%, compared with the year-earlier period primarily due to an increase in demand for products in the Asia Pacific region, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements, offset, in part, by a decline in demand for products in both the Americas and EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's global components business segment sales increased by 1.4% in 2013, compared with the year-earlier period.

In the global ECS business segment, sales for 2013 increased 11.6% due to growth in software, storage, services, and industry standard servers, offset, in part, by a decline in proprietary servers in both the North America and EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 5.8% in 2013, compared with the year-earlier period.

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2012	2011	% Change
Consolidated sales, as reported	$20,405	$21,390	(4.6)%
Impact of changes in foreign currencies	—	(460)
Impact of acquisitions	227	748
Change in presentation of sales	(281)	(786)
Consolidated sales, as adjusted	$20,351	$20,892	(2.6)%

Global components sales, as reported	13,361	14,854	(10.0)%
Impact of changes in foreign currencies	—	(316)
Impact of acquisitions	61	344
Change in presentation of sales	(281)	(786)
Global components sales, as adjusted	$13,141	$14,096	(6.8)%

Global ECS sales, as reported	$7,044	$6,536	7.8%
Impact of changes in foreign currencies	—	(144)
Impact of acquisitions	166	404
Global ECS sales, as adjusted	$7,210	$6,796	6.1%

Consolidated sales for 2012 decreased by $985.1 million, or 4.6%, compared with the year-earlier period. The decrease in 2012 was driven by a decrease in global components business segment sales of $1.49 billion, or 10.0%, offset, in part, by an increase in global ECS business segment sales of $507.6 million, or 7.8%, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 2.2% in 2012, compared with the year-earlier period, due to a stronger U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated sales decreased by 2.6% in 2012, compared with the year-earlier period.

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

In the global ECS business segment, sales for 2012 increased 7.8% due to higher demand for products in both the North America and EMEA regions. The increase in sales for 2012 was driven by growth in services, storage, and software, offset, in part, by a decline in servers. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 6.1% in 2012, compared with the year-earlier period.

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2013	2012	Change
Consolidated gross profit, as reported	$2,791	$2,737	2.0%
Impact of changes in foreign currencies	—	23
Impact of acquisitions	123	196
Consolidated gross profit, as adjusted	$2,914	$2,956	(1.4)%
Consolidated gross profit as a percentage of sales, as reported	13.1%	13.4%	(30)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.1%	13.7%	(60)	bps

The company recorded gross profit of $2.79 billion and $2.74 billion for 2013 and 2012, respectively.  The increase in gross profit was primarily due to the aforementioned 4.7% increase in sales during 2013. Gross profit margins for 2013 decreased by approximately 30 basis points, compared with the year-earlier period primarily due to a change in mix of products and to a lesser extent competitive pricing pressure. The aforementioned change in presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 10 basis points for 2013. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated gross profit margin decreased approximately 60 basis points in 2013, compared with the year-earlier period.

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2012	2011	Change
Consolidated gross profit, as reported	$2,737	$2,949	(7.2)%
Impact of changes in foreign currencies	—	(67)
Impact of acquisitions	40	160
Consolidated gross profit, as adjusted	$2,777	$3,042	(8.7)%
Consolidated gross profit as a percentage of sales, as reported	13.4%	13.8%	(40)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.6%	14.6%	(100)	bps

The company recorded gross profit of $2.74 billion and $2.95 billion for 2012 and 2011, respectively. The decrease in gross profit was primarily due to the aforementioned 4.6% decrease in sales during 2012. Gross profit margins for 2012 decreased by approximately 40 basis points, compared with the year-earlier period. The aforementioned change in presentation of sales had no impact on gross profit dollars but positively impacted the gross profit margin percentage by approximately 20 basis points for 2012. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's consolidated gross profit margin decreased approximately 100 basis points in 2012, principally due to increased competitive pricing pressure in both the company's business segments and, to a lessor extent, a change in the mix of products.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2013	2012	% Change
Selling, general, and administrative expenses, as reported	$1,874	$1,850	1.3%
Depreciation and amortization, as reported	131	115	13.7%
Operating expenses, as reported	2,005	1,965	2.0%
Impact of changes in foreign currencies	—	15
Impact of acquisitions	108	163
Operating expenses, as adjusted	$2,113	$2,143	(1.4)%

Selling, general, and administrative expenses increased by $24.1 million, or 1.3%, in 2013, on a sales increase of 4.7%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.8% and 9.1% for 2013 and 2012, respectively.

Depreciation and amortization expense for 2013 increased by $15.8 million, or 13.7%, compared with the year-earlier period, primarily due to increased depreciation associated with the company's ERP initiative. Included in depreciation and amortization expense for 2013 and 2012 was $36.8 million ($29.3 million net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively) and $36.5 million ($29.3 million net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively), respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for 2013 decreased 1.4%, on a sales increase, as adjusted, of 3.0%, due to the company's ability to efficiently manage operating costs.

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2012	2011	% Change
Selling, general, and administrative expenses, as reported	$1,850	$1,893	(2.3)%
Depreciation and amortization, as reported	115	103	11.5%
Operating expenses, as reported	1,965	1,996	(1.6)%
Impact of changes in foreign currencies	—	(49)
Impact of acquisitions	37	129
Operating expenses, as adjusted	$2,002	$2,076	(3.6)%

Selling, general, and administrative expenses decreased $43.1 million, or 2.3%, in 2012, on a sales decrease of 4.6%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 9.1% and 8.8%, for 2012 and 2011, respectively. The dollar decrease in selling, general, and administrative expenses was primarily due to the company's efforts to streamline and simplify processes and to reduce expenses in response to the decline in sales. This was offset, in part, by selling, general, and administrative expenses for certain recent acquisitions which have a higher operating cost structure relative to the company's other businesses which is offset by higher gross profit margins for those businesses.

Depreciation and amortization expense for 2012 increased by $11.9 million, or 11.5%, compared with the year-earlier period, primarily due to increased depreciation associated with the company's ERP initiative and increased depreciation and amortization associated with acquisitions. Included in depreciation and amortization expense for 2012 and 2011 was $36.5 million ($29.3 million net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively) and $35.4 million ($27.1 million net of related taxes or $.24 and $.23 per share on a basic and diluted basis, respectively), respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for 2012 decreased 3.6%, on a sales decrease, as adjusted, of 2.6%, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2013 Charges

In 2013, the company recorded restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2013 is a restructuring charge of $79.9 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2013 is a charge of $.8 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $11.9 million.

The restructuring charge of $79.9 million in 2013 includes personnel costs of $66.2 million, facilities costs of $12.6 million, and other costs of $1.1 million. The personnel costs are related to the elimination of approximately 870 positions within the global components business segment and approximately 310 positions within the global ECS business segment. The facilities costs are related to exit activities for 38 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

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

The restructuring charge of $43.3 million in 2012 includes personnel costs of $31.3 million, facilities costs of $5.4 million, and asset write-downs of $6.6 million. The personnel costs are related to the elimination of approximately 505 positions within the global components business segment and approximately 360 positions within the global ECS business segment. The facilities costs are related to exit activities for 14 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. The asset write-downs resulted from the company's decision to exit certain business activities which caused these assets to become redundant and have no future benefit. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2011 Charges

In 2011, the company recorded restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2011 is a restructuring charge of $23.8 million related to initiatives taken by the company to improve operating efficiencies primarily due to the integration of recently acquired businesses. Also included in the restructuring, integration, and other charges for 2011 is a credit of $.7 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $14.7 million.

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

As of December 31, 2013, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Settlement of Legal Matters

2012

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. During 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110 million and the company released the sellers from their indemnification obligation. In connection with this settlement, the company recorded a gain on the settlement of legal matters of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from the sellers for reimbursement of costs incurred by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters.

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

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2013	2012
Consolidated operating income, as reported	$694	$804
Identifiable intangible asset amortization	37	37
Restructuring, integration, and other charges	93	47
Settlement of legal matters	—	(79)
Consolidated operating income, as adjusted*	$823	$809
Consolidated operating income, as reported as a percentage of sales, as reported	3.2%	3.9%
Consolidated operating income, as adjusted as a percentage of sales, as reported	3.9%	4.0%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $693.5 million, or 3.2% of sales, in 2013 compared with operating income of $804.1 million, or 3.9% of sales, in 2012.  Included in operating income for 2013 and 2012 were the previously discussed identifiable intangible asset amortization of $36.8 million and $36.5 million, respectively and restructuring, integration, and other charges of $92.7 million and $47.4 million, respectively.  Also included in operating income for 2012 was the previously discussed gain of $79.2 million related to the settlement of a legal matter. Excluding these items operating income, as adjusted was $822.9 million, or 3.9% of sales, in 2013 compared with operating income, as adjusted of $808.9 million, or 4.0% of sales, in 2012.

Following is an analysis of operating income for the years ended December 31 (in millions):

	2012	2011
Consolidated operating income, as reported	$804	$909
Identifiable intangible asset amortization	37	35
Restructuring, integration, and other charges	47	38
Settlement of legal matters	(79)	6
Consolidated operating income, as adjusted*	$809	$988
Consolidated operating income, as reported as a percentage of sales, as reported	3.9%	4.2%
Consolidated operating income, as adjusted as a percentage of sales, as reported	4.0%	4.6%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $804.1 million, or 3.9% of sales, in 2012 compared with operating income of $908.8 million, or 4.2% of sales, in 2011. Included in operating income for 2012 and 2011 were the previously discussed identifiable intangible asset amortization of $36.5 million and $35.4 million, respectively and restructuring, integration, and other charges of $47.4 million and $37.8 million, respectively. Also included in operating income was the previously discussed gain of $79.2 million in 2012 and charge of $5.9 million in 2011 related to the settlement of legal matters. Excluding these items operating income, as adjusted was $808.9 million, or 4.0% of sales, in 2012 compared with operating income, as adjusted of $987.9 million, or 4.6% of sales, in 2011.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 12.3% in 2013 to $114.4 million, compared with $101.9 million in 2012, primarily due to higher average debt outstanding. The increase for 2013 was also impacted by an increase in interest expense of $1.6 million ($1.2 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international tax matters (discussed in "Income Taxes" below), as well as the occurrence of $1.1 million additional interest related to the 6.875% notes which were redeemed by the company subsequent to issuance of its 3.00% notes due 2018 and 4.50% notes due 2023 note offering (refer to Note 6, "Debt," of the Notes to the Consolidated Financial Statements for further discussion on the note offering).

Net interest and other financing expense decreased by 3.9% in 2012 to $101.9 million, compared with $106.0 million in 2011, due to lower interest rates on the company's variable rate bank debt.

Other

During 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

During 2011, the company acquired Nu Horizons for less than the fair value of its net assets due to Nu Horizons' stock trading below its book value for an extended period of time prior to the announcement of the acquisition. The company offered a purchase price per share for Nu Horizons that was above the prevailing stock price thereby representing a premium to the shareholders. The acquisition of Nu Horizons by Arrow was approved by Nu Horizons' shareholders. The excess of the fair value of the net assets acquired over the purchase price paid was $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis) and was recognized as a gain on bargain purchase. During 2011, the company also recorded a loss on prepayment of debt of $.9 million ($.5 million net of related taxes), related to the redemption of $17.9 million principal amount of its 6.875% senior notes due in 2013.

Income Taxes

The company recorded a provision for income taxes of $182.3 million (an effective tax rate of 31.3%) for 2013. During 2013 the company recorded an increase in the provision for income taxes of $20.8 million ($.20 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters. The company's provision for income taxes and effective tax rate for

2013 were impacted by the previously discussed adjustment to tax reserves, restructuring, integration, and other charges, and loss on prepayment of debt. Excluding the impact of the aforementioned items, the company's effective tax rate for 2013 was 28.0%.

The company recorded a provision for income taxes of $203.6 million (an effective tax rate of 28.7%) for 2012. The company's provision and effective tax rate for 2012 were impacted by the previously discussed restructuring, integration, and other charges, and gain related to the settlement of a legal matter. Excluding the impact of the aforementioned items, the company's effective tax rate for 2012 was 28.0%.

The company recorded a provision for income taxes of $210.5 million (an effective tax rate of 26.0%) for 2011. During 2011, the company recorded a net reduction in the provision of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain deferred tax assets as a result of a realignment of the company's international business operations. The company's provision and effective tax rate for 2011 were impacted by the previously discussed reversal of a valuation allowance on certain deferred tax assets, restructuring, integration, and other charges, charge related to the settlement of a legal matter, a loss on prepayment of debt, and a gain on bargain purchase. Excluding the impact of the aforementioned items, the company's effective tax rate for 2011 was 29.5%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2013	2012
Net income attributable to shareholders, as reported	$399	$506
Identifiable intangible asset amortization	29	29
Restructuring, integration, and other charges	66	31
Settlement of legal matters	—	(49)
Loss on prepayment of debt	3	—
Settlement of international tax matters:
Income taxes	21	—
Interest (net of taxes)	1	—
Net income attributable to shareholders, as adjusted*	$519	$518

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $399.4 million for 2013, compared with net income attributable to shareholders of $506.3 million in the year-earlier period.  Included in net income attributable to shareholders for 2013 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $65.6 million, loss on prepayment of debt of $2.6 million, and an increase in the provision for income taxes of $20.8 million and interest expense of $1.2 million relating to the settlement of certain international tax matters. Included in net income attributable to shareholders for 2012 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $30.7 million, and a gain of $48.6 million related to the settlement of a legal matter. Excluding the aforementioned items net income attributable to shareholders, as adjusted was $519.0 million for 2013, relatively consistent with net income attributable to shareholders, as adjusted of $517.8 million in the year-earlier period.

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2012	2011
Net income attributable to shareholders, as reported	$506	$599
Identifiable intangible asset amortization	29	27
Restructuring, integration, and other charges	31	28
Settlement of legal matters	(49)	4
Gain on bargain purchase	—	(1)
Loss on prepayment of debt	—	1
Reversal of valuation allowance on deferred tax assets	—	(29)
Net income attributable to shareholders, as adjusted*	$518	$629

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $506.3 million for 2012, compared with net income attributable to shareholders of $598.8 million in the year-earlier period. Included in net income attributable to shareholders for 2012 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $30.7 million, and a gain of $48.6 million related to the settlement of a legal matter.  Included in net income attributable to shareholders for 2011 were the previously discussed identifiable intangible asset amortization of $27.1 million, restructuring, integration, and other charges of $28.1 million, a charge of $3.6 million related to the settlement of a legal matter, a gain on bargain purchase of $.7 million, a loss on prepayment of debt of $.5 million, and a net reduction in the provision for income taxes of $28.9 million principally due to a reversal of a valuation allowance on certain deferred tax assets. Excluding the aforementioned items net income attributable to shareholders, as adjusted was $517.8 million for 2012, compared with net income attributable to shareholders of $628.5 million in the year-earlier period. The decrease in net income attributable to shareholders for 2012 was primarily the result of a decrease in sales and a corresponding decrease in gross profit. Additionally, gross profit margins were negatively impacted principally due to increased competitive pricing pressure in both the company's business segments and, to a lessor extent, a change in mix of products. These decreases were offset, in part, by a reduction in selling, general, and administrative expenses due to the company's efforts to streamline processes and to reduce expenses in response to the decline in sales.

Liquidity and Capital Resources

At December 31, 2013 and 2012, the company had cash and cash equivalents of $390.6 million and $409.7 million, respectively, of which $347.4 million and $359.0 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2013, the net amount of cash provided by the company's operating activities was $450.7 million, the net amount of cash used for investing activities was $487.1 million, and the net amount of cash used for financing activities was $26.6 million. The effect of exchange rate changes on cash was an increase of $43.9 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 65.8% at December 31, 2013 and were approximately 64.7% at December 31, 2012.

The net amount of cash provided by the company's operating activities during 2013 was $450.7 million and was primarily due to earnings from operations, adjusted for non-cash items, offset in part, by an increase in net working capital to support an increase in sales.

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

Working capital, as a percentage of sales, was 16.1%, 15.7%, and 14.9% in 2013, 2012, and 2011, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2013 was $487.1 million, primarily reflecting $367.9 million of cash consideration paid for acquired businesses, $116.2 million for capital expenditures, and $3.0 million related to the purchase of a cost method investment. Included in capital expenditures for 2013 is $57.1 million related to the company's global ERP initiative.

During 2013, the company acquired ComputerLinks, a value-added distributor of enterprise computing solutions with a comprehensive offering of IT solutions from many of the world's leading technology suppliers for aggregate consideration of $292.2 million, net of cash acquired. During 2013 the company completed four additional acquisitions for aggregate consideration of $75.7 million, net of cash acquired and contingent consideration.

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

During 2011, the company acquired Richardson RFPD, a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market and Nu Horizons, a leading global distributor of advanced technology semiconductor, display, illumination, and power solutions, for aggregate consideration of $379.0 million, net of cash acquired. During 2011, the company completed six additional acquisitions for aggregate consideration of $153.6 million, net of cash acquired.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2013 was $26.6 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $362.8 million of repurchases of common stock, and a $31.3 million decrease in short-term and other borrowings. The sources of cash from financing activities during 2013 were $591.2 million of net proceeds from a note offering, $71.4 million of net proceeds of long-term bank borrowings, $36.0 million of proceeds from the exercise of stock options, and $7.2 million related to excess tax benefits from stock-based compensation arrangements.

During 2013, the company completed the sale of $300.0 million principal amount of its 3.00% notes due in 2018 and $300.0 million principal amount of its 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the year ended December 31, 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

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

During 2011, the company redeemed $17.9 million principal amount of its 6.875% senior notes due in 2013. The related loss on the redemption aggregated $.9 million ($.5 million net of related taxes) and was recognized as a loss on prepayment of debt.

In December 2013, the company entered into a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. This agreement amended the company's $1.20 billion revolving credit facility which was scheduled to expire in August 2016. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.30% at December 31, 2013). The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at December 31, 2013. At December 31, 2012, the company had $123.6 million in outstanding borrowings under the revolving credit facility. During the years ended December 31, 2013 and 2012, the average daily balance outstanding under the revolving credit facility was $421.8 million and $338.7 million, respectively.

The company has a $775.0 million asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2013), or an effective interest rate of .61% at December 31, 2013. The facility fee is .40%. The company had $420.0 million and $225.0 million in outstanding borrowings under the asset securitization program at December 31, 2013 and 2012, respectively.  During the years ended December 31, 2013 and 2012, the average daily balance outstanding under the asset securitization program was $276.5 million and $500.4 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2013 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$440,033	$257,813	$497,769	$1,045,317	$2,240,932
Interest on long-term debt	100,268	177,354	154,605	226,511	658,738
Capital leases	3,845	4,982	251	—	9,078
Operating leases	60,191	81,796	34,213	21,367	197,567
Purchase obligations (a)	2,850,843	21,005	4,167	355	2,876,370
Other (b)	38,284	7,292	375	—	45,951
	$3,493,464	$550,242	$691,380	$1,293,550	$6,028,636

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2013. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

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

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2013, the company's pro-rata share of this debt was approximately $.7 million. The company believes there is sufficient equity in each of the joint ventures to meet their obligations.

At December 31, 2013, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $56.6 million, of which approximately $.3 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Programs

In February 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of December 31, 2013, the company repurchased 6,032,892 shares under these programs with a market value of $248.6 million at the dates of repurchase.

Off-Balance Sheet Arrangements

The company has no off-balance sheet financing or unconsolidated special purpose entities.

Critical Accounting Policies and Estimates

The company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses and the related disclosure of contingent assets and liabilities. The company evaluates its estimates on an ongoing basis. The company bases its estimates on historical experience and on various other assumptions that are believed reasonable under the circumstances; the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one and four percent of the company's consolidated sales for 2012 and 2011, respectively. Management has concluded that the impact of this revised presentation was not material and, therefore, prior periods have not been adjusted.

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

Investments

The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Accumulated other comprehensive income" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments accounted for as available-for-sale on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2013, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

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

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to the Consolidated Financial Statements. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. The company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

Costs in Excess of Net Assets of Companies Acquired

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter and/or when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Examples of such events and circumstances that the company would consider include the following:

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA, and Asia/Pacific and each of the two regional businesses within the global ECS business segment, which are North America and EMEA.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, the company has elected not to perform the qualitative assessment and began its impairment testing with the first step of the two-step impairment process. The first step, used to identify potential impairment, compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2013, 2012, and 2011, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2013, the company has $2.04 billion of goodwill, of which approximately $939.1 million and $34.0 million was allocated to the Americas and Asia/Pacific reporting units within the global components business segment, respectively and $584.6 million and $481.6 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas and Asia/Pacific reporting units within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 21%, 19%, 179%, and 188%, respectively.

Impairment of Long-Lived Assets

The company reviews long-lived assets, including property, plant, and equipment and identifiable intangible assets, for impairment whenever changes in circumstances or events may indicate that the carrying amounts are not recoverable. The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the first day of the fourth quarter. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

Impact of Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2013 and 2012 was $445.7 million and $425.1 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in increased sales and operating income of $161.1 million and $8.4 million, respectively, for 2013, compared with the year-earlier period, based on 2012 sales and operating income at the average rate for 2013. Sales and operating income would decrease by approximately $630.1 million and $17.1 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2013. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2013, approximately 81% of the company's debt was subject to fixed rates, and 19% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2013. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") locking in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge and had a negative fair value of $10.8 million at December 31, 2012. In February 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and will be reclassified into income over the ten-year term of the notes due in 2023. During 2013, the company reclassified $(.2) million into income relating to the 2011 swap.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275.0 million.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes due in July 2013 to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread, through its maturity.  In September 2011, these interest rate swap agreements were terminated for proceeds of $12.2 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and were being amortized as a reduction to interest expense over the term of the underlying debt.

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. (the "company") as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2014

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2013	2012	2011
Sales	$21,357,285	$20,405,128	$21,390,264
Costs and expenses:
Cost of sales	18,566,356	17,667,842	18,441,661
Selling, general, and administrative expenses	1,873,638	1,849,534	1,892,592
Depreciation and amortization	131,141	115,350	103,482
Restructuring, integration, and other charges	92,650	47,437	37,811
Settlement of legal matters	—	(79,158)	5,875
	20,663,785	19,601,005	20,481,421
Operating income	693,500	804,123	908,843
Equity in earnings of affiliated companies	7,429	8,112	6,736
Interest and other financing expense, net	114,433	101,876	105,971
Other	4,277	—	(193)
Income before income taxes	582,219	710,359	809,801
Provision for income taxes	182,343	203,642	210,485
Consolidated net income	399,876	506,717	599,316
Noncontrolling interests	456	385	506
Net income attributable to shareholders	$399,420	$506,332	$598,810
Net income per share:
Basic	$3.89	$4.64	$5.25
Diluted	$3.85	$4.56	$5.17
Weighted-average shares outstanding:
Basic	102,559	109,240	114,025
Diluted	103,699	111,077	115,932

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Consolidated net income	$399,876	$506,717	$599,316
Other comprehensive income:
Foreign currency translation adjustment	65,793	23,889	(49,384)
Unrealized gain (loss) on investment securities, net	1,027	3,679	(11,886)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	2,075	(4,805)	(1,855)
Employee benefit plan items, net	11,520	(6,976)	(14,482)
Other comprehensive income (loss)	80,415	15,787	(77,607)
Comprehensive income	480,291	522,504	521,709
Less: Comprehensive income attributable to noncontrolling interests	456	192	486
Comprehensive income attributable to shareholders	$479,835	$522,312	$521,223

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$390,602	$409,684
Accounts receivable, net	5,769,759	4,923,898
Inventories	2,167,287	2,052,720
Other current assets	258,122	328,999
Total current assets	8,585,770	7,715,301
Property, plant, and equipment, at cost:
Land	24,051	23,944
Buildings and improvements	142,583	152,008
Machinery and equipment	1,113,987	1,030,983
	1,280,621	1,206,935
Less: Accumulated depreciation and amortization	(648,232)	(607,294)
Property, plant, and equipment, net	632,389	599,641
Investments in affiliated companies	67,229	65,603
Intangible assets, net	426,069	414,033
Cost in excess of net assets of companies acquired	2,039,293	1,711,703
Other assets	310,133	279,406
Total assets	$12,060,883	$10,785,687
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,503,200	$3,769,268
Accrued expenses	774,868	776,586
Short-term borrowings, including current portion of long-term debt	23,878	364,357
Total current liabilities	5,301,946	4,910,211
Long-term debt	2,226,132	1,587,478
Other liabilities	347,977	300,636
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2013 and 2012
Issued - 125,424 shares in both 2013 and 2012	125,424	125,424
Capital in excess of par value	1,071,075	1,086,239
Treasury stock (25,488 and 19,423 shares in 2013 and 2012, respectively), at cost	(920,528)	(652,867)
Retained earnings	3,678,709	3,279,289
Accumulated other comprehensive income	225,552	145,137
Total shareholders' equity	4,180,232	3,983,222
Noncontrolling interests	4,596	4,140
Total equity	4,184,828	3,987,362
Total liabilities and equity	$12,060,883	$10,785,687

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2013	2012	2011
Cash flows from operating activities:
Consolidated net income	$399,876	$506,717	$599,316
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	131,141	115,350	103,482
Amortization of stock-based compensation	36,923	34,546	39,225
Equity in earnings of affiliated companies	(7,429)	(8,112)	(6,736)
Deferred income taxes	273	(5,414)	(11,377)
Restructuring, integration, and other charges	65,601	30,739	28,054
Excess tax benefits from stock-based compensation arrangements	(7,172)	(5,029)	(7,956)
Other	3,534	(5,786)	4,309
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(572,886)	(318,689)	(193,492)
Inventories	(21,277)	(62,383)	105,150
Accounts payable	446,814	406,874	(465,603)
Accrued expenses	(123,969)	38,858	(74,236)
Other assets and liabilities	99,262	(52,638)	747
Net cash provided by operating activities	450,691	675,033	120,883
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(367,940)	(281,918)	(532,568)
Acquisition of property, plant, and equipment	(116,162)	(112,224)	(113,941)
Purchase of cost method investments	(3,000)	(15,000)	—
Net cash used for investing activities	(487,102)	(409,142)	(646,509)
Cash flows from financing activities:
Change in short-term and other borrowings	(31,340)	(9,812)	(6,172)
Proceeds from (repayment of) long-term bank borrowings, net	71,400	(5,400)	354,000
Repayment of bank term loan	—	—	(200,000)
Net proceeds from note offering	591,156	—	—
Redemption of senior notes	(338,184)	—	(19,324)
Proceeds from exercise of stock options	36,014	13,372	46,665
Excess tax benefits from stock-based compensation arrangements	7,172	5,029	7,956
Repurchases of common stock	(362,793)	(260,870)	(197,044)
Net cash used for financing activities	(26,575)	(257,681)	(13,919)
Effect of exchange rate changes on cash	43,904	4,587	10,111
Net increase (decrease) in cash and cash equivalents	(19,082)	12,797	(529,434)
Cash and cash equivalents at beginning of year	409,684	396,887	926,321
Cash and cash equivalents at end of year	$390,602	$409,684	$396,887

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2010	$125,337	$1,063,461	$(318,494)	$2,174,147	$206,744	$—	$3,251,195
Consolidated net income	—	—	—	598,810	—	506	599,316
Foreign currency translation adjustment	—	—	—	—	(49,364)	(20)	(49,384)
Unrealized loss on investment securities, net	—	—	—	—	(11,886)	—	(11,886)
Unrealized loss on interest rate swaps designated as cash flow hedges, net	—	—	—	—	(1,855)	—	(1,855)
Employee benefit plan items, net	—	—	—	—	(14,482)	—	(14,482)
Amortization of stock-based compensation	—	39,225	—	—	—	—	39,225
Shares issued for stock-based compensation awards	45	(33,959)	80,579	—	—	—	46,665
Tax benefits related to stock-based compensation awards	—	7,548	—	—	—	—	7,548
Repurchases of common stock	—	—	(197,044)	—	—	—	(197,044)
Acquisition of noncontrolling interests	—	—	—	—	—	5,962	5,962
Balance at December 31, 2011	125,382	1,076,275	(434,959)	2,772,957	129,157	6,448	3,675,260
Consolidated net income	—	—	—	506,332	—	385	506,717
Foreign currency translation adjustment	—	—	—	—	24,082	(193)	23,889
Unrealized gain on investment securities, net	—	—	—	—	3,679	—	3,679
Unrealized loss on interest rate swaps designated as cash flow hedges, net	—	—	—	—	(4,805)	—	(4,805)
Employee benefit plan items, net	—	—	—	—	(6,976)	—	(6,976)
Amortization of stock-based compensation	—	34,546	—	—	—	—	34,546
Shares issued for stock-based compensation awards	42	(29,632)	42,962	—	—	—	13,372
Tax benefits related to stock-based compensation awards	—	5,076	—	—	—	—	5,076
Repurchases of common stock	—	—	(260,870)	—	—	—	(260,870)
Purchase of subsidiary shares from noncontrolling interest	—	(26)	—	—	—	(2,500)	(2,526)
Balance at December 31, 2012	$125,424	$1,086,239	$(652,867)	$3,279,289	$145,137	$4,140	$3,987,362

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY (continued)
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income	Noncontrolling Interests	Total
Balance at December 31, 2012	$125,424	$1,086,239	$(652,867)	$3,279,289	$145,137	$4,140	$3,987,362
Consolidated net income	—	—	—	399,420	—	456	399,876
Foreign currency translation adjustment	—	—	—	—	65,793	—	65,793
Unrealized gain on investment securities, net	—	—	—	—	1,027	—	1,027
Unrealized gain on interest rate swaps designated as cash flow hedges, net	—	—	—	—	2,075	—	2,075
Employee benefit plan items, net	—	—	—	—	11,520	—	11,520
Amortization of stock-based compensation	—	36,923	—	—	—	—	36,923
Shares issued for stock-based compensation awards	—	(59,118)	95,132	—	—	—	36,014
Tax benefits related to stock-based compensation awards	—	7,031	—	—	—	—	7,031
Repurchases of common stock	—	—	(362,793)	—	—	—	(362,793)
Balance at December 31, 2013	$125,424	$1,071,075	$(920,528)	$3,678,709	$225,552	$4,596	$4,184,828

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

Property, Plant, and Equipment

Property, plant, and equipment are stated at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the assets. The estimated useful lives for depreciation of buildings is generally 20 to 30 years, and the estimated useful lives of machinery and equipment is generally three to ten years. Leasehold improvements are amortized over the shorter of the term of the related lease or the life of the improvement. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. If the carrying value of the asset can not be recovered from estimated future cash flows, undiscounted and without interest, the fair value of the asset is calculated using the present value of estimated net future cash flows. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years. At December 31, 2013 and 2012, the company had unamortized software development costs of $420,180 and $407,032, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets.

Identifiable Intangible Assets

Amortization of definite-lived intangible assets is computed on the straight-line method over the estimated useful lives of the assets, while indefinite-lived intangible assets are not amortized. Identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amounts may not be recoverable. The company also tests indefinite-lived intangible assets, consisting of acquired trade names, for impairment at least annually as of the first day of the fourth quarter. If the fair value is less than the carrying amount of the asset, a loss is recognized for the difference.

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

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are accounted for under the cost method, if privately held, or as available-for-sale, if publicly traded, and are included in "Other assets" in the company's consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Accumulated other comprehensive income" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments accounted for as available-for-sale on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

Cost in Excess of Net Assets of Companies Acquired

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill for impairment annually as of the first day of the fourth quarter and/or when an event occurs or circumstances change such that it is more likely than not that an impairment may exist. Examples of such events and circumstances that the company would consider include the following:

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

Goodwill is tested at a level of reporting referred to as "the reporting unit." The company's reporting units are defined as each of the three regional businesses within the global components business segment, which are the Americas, EMEA (Europe, Middle East, and Africa), and Asia/Pacific and each of the two regional businesses within the global Enterprise Computing Solutions ("ECS") business segment, which are North America and EMEA.

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company has elected not to perform the qualitative assessment and began its impairment testing with the first step of the two-step impairment process. The first step, used to identify potential impairment, compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2013, 2012, and 2011, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the company's international operations are reported as a component of "Accumulated other comprehensive income" in the company's consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the company’s consolidated statements of operations. Non-monetary assets and liabilities are recorded at historical exchange rates, and the related remeasurement gains or losses are reported as a component of "Accumulated other comprehensive income" in the company's consolidated balance sheets.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2013, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

Net Income Per Share

Basic net income per share is computed by dividing net income attributable to shareholders by the weighted-average number of common shares outstanding for the period. Diluted net income per share reflects the potential dilution that would occur if securities or other contracts to issue common stock were exercised or converted into common stock.

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustment, employee benefit plan items, and unrealized gains or losses on investment securities and interest rate swaps designated as cash flow hedges. Unrealized gains or losses on investment securities are net of any reclassification adjustments for realized gains or losses included in consolidated

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

net income. Foreign currency translation adjustments included in comprehensive income were not tax effected as investments in international affiliates are deemed to be permanent. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The company recorded, as a component of selling, general, and administrative expenses, amortization of stock-based compensation of $36,923, $34,546, and $39,225 in 2013, 2012, and 2011, respectively.

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

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one and four percent of the company's consolidated sales for 2012 and 2011, respectively. Management has concluded that the impact of this revised presentation was not material and, therefore, prior periods have not been adjusted.

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $92,620, $83,278, and $78,666 in 2013, 2012, and 2011, respectively. If the company included such costs in cost of sales, gross profit margin as a percentage of sales for 2013 would decrease 50 basis points from 13.1% to 12.6% with a corresponding decrease in selling, general, and administrative expenses and no impact on reported earnings.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Impact of Recently Issued Accounting Standards

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, "Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists" ("ASU No. 2013-11"). ASU No. 2013-11 requires an entity to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, with limited exceptions. ASU No. 2013-11 is effective for interim and annual periods beginning after December 15, 2013 and may be applied retrospectively. The adoption of the provisions of ASU No. 2013-11 is not expected to have a material impact on the company's financial position or results of operations.

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

Recently Completed Acquisition

In January 2014, the company completed one acquisition for a purchase price of approximately $60,000 in cash.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2013 Acquisitions

On October 28, 2013, the company acquired CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG ("ComputerLinks"), for a purchase price of approximately $313,209, which included $20,981 of cash acquired. ComputerLinks is a value-added distributor of enterprise computing solutions with a comprehensive offering of IT solutions from many of the world's leading technology suppliers. ComputerLinks has operations in EMEA, North America, and select countries within the Asia Pacific region.

Since the date of the acquisition, ComputerLinks sales for the year ended December 31, 2013 of $208,177 were included in the company's consolidated results of operations.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the ComputerLinks acquisition:

Accounts receivable, net	$177,700
Inventories	58,041
Other current assets	11,168
Property, plant, and equipment	7,070
Other assets	1,480
Identifiable intangible assets	39,195
Cost in excess of net assets acquired	275,442
Accounts payable	(213,456)
Accrued expenses	(51,270)
Other liabilities	(13,142)
Cash consideration paid, net of cash acquired	$292,228

In connection with the ComputerLinks acquisition, the company allocated the following amounts to identifiable intangible assets:

	Weighted-Average Life
Customer relationships	9 years	$37,125
Other intangible assets	(a)	2,070
Total identifiable intangible assets		$39,195

(a)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to two years.

The cost in excess of net assets acquired related to the ComputerLinks acquisition was recorded in the company's global ECS business segment. The intangible assets related to the ComputerLinks acquisition are not expected to be deductible for income tax purposes.

During 2013, the company completed four additional acquisitions. The aggregate consideration for these four acquisitions was $80,210, net of cash acquired, and includes $4,498 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the company's unaudited consolidated results of operations for 2013 and 2012, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1:

	For the Years Ended December 31,
	2013		2012
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$21,357,285	$22,191,263	$20,405,128	$21,433,912
Net income attributable to shareholders	399,420	408,290	506,332	524,943
Net income per share:
Basic	$3.89	$3.98	$4.64	$4.81
Diluted	$3.85	$3.94	$4.56	$4.73

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2013 and 2012, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired, and includes $10,390 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2012 acquisitions on the consolidated results of operations of the company for the years ended December 31, 2012 and 2011, as though the 2012 acquisitions occurred on January 1 was also not material.

2011 Acquisitions

On March 1, 2011, the company acquired all of the assets and operations of the RF, Wireless and Power Division of Richardson Electronics, Ltd. ("Richardson RFPD") for a purchase price of $235,973. Richardson RFPD is a leading value-added global component distributor and provider of engineered solutions serving the global radio frequency and wireless communications market. Richardson RFPD's product set includes devices for infrastructure and wireless networks, power management, and alternative energy markets.

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

The following table summarizes the company's unaudited consolidated results of operations for 2011, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2011 acquisitions occurred on January 1:

	For the Year Ended December 31, 2011
	As Reported	Pro Forma
Sales	$21,390,264	$21,573,260
Net income attributable to shareholders	598,810	603,243
Net income per share:
Basic	$5.25	$5.29
Diluted	$5.17	$5.20

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2011, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

Other

During 2012, the company made a payment of $2,526 to increase its ownership interest in a majority-owned subsidiary. The payment was recorded as a reduction to capital in excess of par value, partially offset by the carrying value of the noncontrolling interest.

3. Cost in Excess of Net Assets of Companies Acquired and Intangible Assets, Net

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. As of the first day of the fourth quarters of 2013, 2012, and 2011, the company's annual impairment testing did not result in any indication of impairment.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2011 (a)	$763,952	$709,381	$1,473,333
Acquisitions	198,392	34,969	233,361
Foreign currency translation adjustment	(4,428)	9,437	5,009
Balance as of December 31, 2012 (a)	957,916	753,787	1,711,703
Acquisitions	50,218	275,442	325,660
Foreign currency translation adjustment	(7,274)	9,204	1,930
Balance as of December 31, 2013 (a)	$1,000,860	$1,038,433	$2,039,293

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

Intangible assets, net, are comprised of the following as of December 31, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	374,244	(134,817)	239,427
Developed technology	5 years	9,625	(4,051)	5,574
Other intangible assets	(b)	4,609	(2,541)	2,068
		$567,478	$(141,409)	$426,069

Intangible assets, net, are comprised of the following as of December 31, 2012:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	11 years	325,509	(100,172)	225,337
Developed technology	5 years	11,154	(2,508)	8,646
Other intangible assets	(b)	2,761	(1,711)	1,050
		$518,424	$(104,391)	$414,033

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $36,769 ($29,339 net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively), $36,508 ($29,336 net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively), and $35,359 ($27,070 net of related taxes or $.24 and $.23 per share on a basic and diluted basis, respectively) for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense for each of the years 2014 through 2018 is estimated to be approximately $42,375, $41,101, $39,002, $35,207, and $29,282, respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries at December 31:

	2013	2012
Marubun/Arrow	$54,672	$50,864
Altech Industries	12,557	14,739
	$67,229	$65,603

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2013	2012	2011
Marubun/Arrow	$6,386	$6,825	$5,338
Altech Industries	1,043	1,287	1,398
	$7,429	$8,112	$6,736

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2013, the company's pro-rata share of this debt was approximately $650. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2013	2012
Accounts receivable	$5,833,888	$4,978,136
Allowances for doubtful accounts	(64,129)	(54,238)
Accounts receivable, net	$5,769,759	$4,923,898

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

6. Debt

Short-term borrowings, including current portion of long-term debt, consists of the following at December 31:

	2013	2012
6.875% senior notes, due 2013	$—	$335,384
Short-term borrowings in various countries	23,878	28,973
	$23,878	$364,357

Short-term borrowings in various countries are primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at December 31, 2013 and 2012 were 4.5% and 4.2%, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Long-term debt consists of the following at December 31:

	2013	2012
Revolving credit facility	$—	$123,600
Asset securitization program	420,000	225,000
3.375% notes, due 2015	255,004	257,732
6.875% senior debentures, due 2018	199,078	198,869
3.00% notes, due 2018	298,691	—
6.00% notes, due 2020	299,945	299,936
5.125% notes, due 2021	249,435	249,356
4.50% notes, due 2023	297,767	—
7.50% senior debentures, due 2027	198,170	198,030
Other obligations with various interest rates and due dates	8,042	34,955
	$2,226,132	$1,587,478

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2013	2012
6.875% senior notes, due 2013	$—	$342,000
3.375% notes, due 2015	260,000	260,000
6.875% senior debentures, due 2018	228,000	236,000
3.00% notes, due 2018	300,000	—
6.00% notes, due 2020	330,000	342,000
5.125% notes, due 2021	260,000	272,500
4.50% notes, due 2023	291,000	—
7.50% senior debentures, due 2027	232,000	246,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

In December 2013, the company entered into a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. This agreement amended the company's $1,200,000 revolving credit facility which was scheduled to expire in August 2016. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread based on the company's credit ratings (1.30% at December 31, 2013). The facility fee is .20%. There were no outstanding borrowings under the revolving credit facility at December 31, 2013. At December 31, 2012, the company had $123,600 in outstanding borrowings under the revolving credit facility.

The company has a $775,000 asset securitization program collateralized by accounts receivable of certain of its United States subsidiaries, maturing in December 2014. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread, which is based on the company's credit ratings (.40% at December 31, 2013), or an effective interest rate of .61% at December 31, 2013.  The facility fee is .40%.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

At December 31, 2013 and 2012, the company had $420,000 and $225,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,867,552 and $1,610,946, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2013 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Annual payments of borrowings during each of the years 2014 through 2018 are $443,878, $261,400, $1,395, $229, and $497,791, respectively, and $1,045,317 for all years thereafter.

In February 2013, the company completed the sale of $300,000 principal amount of its 3.00% notes due in 2018 and $300,000 principal amount of its 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

In March 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption aggregated $4,277 ($2,627 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

During 2011, the company repaid its $200,000 bank term loan which was due in January 2012.

During 2011, the company redeemed $17,893 principal amount of its 6.875% senior notes due in 2013. The related loss on the repurchase aggregated $895 ($549 net of related taxes) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

Interest and other financing expense, net, includes interest and dividend income of $5,632, $5,779, and $6,113 in 2013, 2012, and 2011, respectively. Interest paid, net of interest and dividend income, amounted to $116,663, $113,628, and $104,340 in 2013, 2012, and 2011, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$69,857	$—	$—	$69,857
Foreign exchange contracts	—	(654)	—	(654)
Contingent consideration	—	—	(5,845)	(5,845)
	$69,857	$(654)	$(5,845)	$63,358

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2012:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$67,903	$—	$—	$67,903
Interest rate swaps	—	(10,832)	—	(10,832)
Foreign exchange contracts	—	(107)	—	(107)
Contingent consideration	—	—	(806)	(806)
	$67,903	$(10,939)	$(806)	$56,158

The following table summarizes the Level 3 activity for the year ended December 31, 2013:

Balance as of December 31, 2012	$(806)
Fair value of initial contingent consideration	(4,521)
Change in fair value of contingent consideration included in earnings	(518)
Balance as of December 31, 2013	$(5,845)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges" in the company's consolidated statements of operations.

During 2013, 2012, and 2011 there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair value of the company's available-for-sale securities is as follows at December 31:

	2013
	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,614
Unrealized holding gain	2,709	24,903	5,817
Fair value	$12,725	$35,701	$21,431

	2012
	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,271
Unrealized holding gain	85	29,784	1,949
Fair value	$10,101	$40,582	$17,220

The fair values of these investments are included in "Other assets" in the company's consolidated balance sheets, and the related unrealized holding gains or losses are included in "Accumulated other comprehensive income" in the shareholders' equity section in the company's consolidated balance sheets.

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

The fair values of derivative instruments in the consolidated balance sheets are as follows at December 31:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	2013	2012
Derivative instruments designated as hedges:
Interest rate swaps designated as cash flow hedges	Accrued expenses	$—	$(10,832)
Foreign exchange contracts designated as cash flow hedges	Other current assets	368	433
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(203)	(45)
Total derivative instruments designated as hedging instruments		165	(10,444)
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,275	1,561
Foreign exchange contracts	Accrued expenses	(2,094)	(2,056)
Total derivative instruments not designated as hedging instruments		(819)	(495)
Total		$(654)	$(10,939)

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The effect of derivative instruments on the consolidated statements of operations is as follows for the years ended December 31:

	Gain (Loss) Recognized in Income
	2013	2012	2011
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(144)	$(3,777)	$(3,633)

	Cash Flow Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
2013
Effective portion:
Gain (loss) recognized in other comprehensive income	$3,132	$(243)
Gain (loss) reclassified into income	$(537)	$439
Ineffective portion:
Gain (loss) recognized in income	$292	$—

2012
Effective portion:
Gain (loss) recognized in other comprehensive income	$(7,823)	$1,012
Gain (loss) reclassified into income	$—	$(54)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

2011
Effective portion:
Gain (loss) recognized in other comprehensive income	$(3,009)	$(711)
Gain (loss) reclassified into income	$—	$53
Ineffective portion:
Gain (loss) recognized in income	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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
Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap is classified as a cash flow hedge and had a negative fair value of $10,832 at December 31, 2012. In February 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap was recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and will be reclassified into income over the ten-year term of the notes due in 2023. During 2013, the company reclassified $(245) into income relating to the 2011 swap.

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

In June 2004 and November 2009, the company entered into interest rate swaps, with an aggregate notional amount of $275,000.  The swaps modified the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior notes due in July 2013 to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $12,203, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and were amortized as a reduction to interest expense over the term of the underlying debt.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2013 and 2012 was $445,684 and $425,053, respectively.

Contingent Consideration

In connection with two of the 2013 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $6,000 over a two-year period and $5,400 at the end of a three-year period. Additionally, in connection with one of the 2012 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $18,000 over a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $2,123 and $3,722 was included in "Accrued expenses" and "Other liabilities" in the company's consolidated balance sheets as of December 31, 2013, respectively. At December 31, 2012, contingent consideration of $806 was included in "Other liabilities" in the company's consolidated balance sheets. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of December 31, 2013.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2013	2012	2011
Current:
Federal	$85,173	$134,276	$113,937
State	15,845	22,072	19,416
International	81,052	52,708	88,509
	182,070	209,056	221,862
Deferred:
Federal	22,973	9,690	25,729
State	2,438	2,572	3,328
International	(25,138)	(17,676)	(40,434)
	273	(5,414)	(11,377)
	$182,343	$203,642	$210,485

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2013	2012	2011
United States	$326,990	$441,526	$405,508
International	255,229	268,833	404,293
Income before income taxes	$582,219	$710,359	$809,801

Provision at statutory tax rate	$203,777	$248,626	$283,430
State taxes, net of federal benefit	11,885	16,019	14,784
International effective tax rate differential	(22,059)	(43,008)	(48,785)
Change in valuation allowance	(8,253)	(6,266)	(49,826)
Other non-deductible expenses	2,840	2,764	4,744
Changes in tax accruals	(1,336)	(10,613)	12,437
Other	(4,511)	(3,880)	(6,299)
Provision for income taxes	$182,343	$203,642	$210,485

During 2013, the company recorded an increase in the provision for income taxes, inclusive of penalties, of $20,809 ($.20 per share on both a basic and diluted basis) and interest expense of $1,623 ($1,236 net of related taxes or $.01 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

At December 31, 2013, the company had a liability for unrecognized tax benefits of $45,987 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $317 is expected to be paid over the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2013	2012	2011
Balance at beginning of year	$46,980	$63,498	$66,110
Additions based on tax positions taken during a prior period	22,170	448	10,850
Reductions based on tax positions taken during a prior period	(3,684)	(11,824)	(2,389)
Additions based on tax positions taken during the current period	7,593	8,014	7,602
Reductions related to settlement of tax matters	(24,450)	(8,288)	(12,879)
Reductions related to a lapse of applicable statute of limitations	(2,622)	(4,868)	(5,796)
Balance at end of year	$45,987	$46,980	$63,498

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2013, 2012, and 2011 the company recognized $267, $18, and $2,068, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2013 and 2012, the company had a liability for the payment of interest of $10,637 and $10,599, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2013:

United States - Federal	2010 - present
United States - States	2007 - present
Germany (a)	2010 - present
Hong Kong	2006 - present
Italy (a)	2008 - present
Sweden	2007 - present
United Kingdom	2011 - present

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$92,784	$95,960
Inventory adjustments	43,009	45,201
Allowance for doubtful accounts	16,513	17,008
Accrued expenses	52,664	56,222
Interest carryforward	64,717	46,876
Stock-based compensation awards	11,507	14,266
Other comprehensive income items	6,206	15,055
Other	1,470	3,381
	288,870	293,969
Valuation allowance	(16,156)	(24,409)
Total deferred tax assets	$272,714	$269,560

Deferred tax liabilities:
Goodwill	$(54,261)	$(31,107)
Depreciation	(65,309)	(61,896)
Intangible assets	(66,919)	(61,690)
Total deferred tax liabilities	$(186,489)	$(154,693)
Total net deferred tax assets	$86,225	$114,867

At December 31, 2013, the company had international tax loss carryforwards of approximately $237,579, of which $30,000 have expiration dates ranging from 2014 and 2033, and the remaining $207,579 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $67,415 with a corresponding valuation allowance of $11,168.

The company also has Federal net operating loss carryforwards of approximately $64,514 at December 31, 2013 which relate to acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2020. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of certain Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,813,169 at December 31, 2013. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $235,102, $179,408, and $236,872 in 2013, 2012, and 2011, respectively.

9. Restructuring, Integration, and Other Charges

In 2013, 2012, and 2011, the company recorded restructuring, integration, and other charges of $92,650 ($65,601 net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively), $47,437 ($30,739 net of related taxes or $.28 per share on both a basic and diluted basis), and $37,811 ($28,054 net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively), respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

	2013	2012	2011
Restructuring charges - current period actions	$79,921	$43,333	$23,818
Restructuring and integration charges (credits) - actions taken in prior periods	794	1,387	(689)
Acquisition-related expenses	11,935	2,717	14,682
	$92,650	$47,437	$37,811

2013 Restructuring Charge

The following table presents the components of the 2013 restructuring charge of $79,921 and activity in the related restructuring accrual for 2013:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring charge	$66,233	$12,586	$1,102	$79,921
Payments	(41,350)	(6,870)	—	(48,220)
Non-cash usage	—	—	(895)	(895)
Foreign currency translation adjustment	838	92	1	931
Balance as of December 31, 2013	$25,721	$5,808	$208	$31,737

The restructuring charge of $79,921 in 2013 includes personnel costs of $66,233, facilities costs of $12,586, and other costs of $1,102.  The personnel costs are related to the elimination of approximately 870 positions within the global components business segment and approximately 310 positions within the global ECS business segment. The facilities costs are related to exit activities for 38 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.

2012 Restructuring Charge

The following table presents the components of the 2012 restructuring charge of $43,333 and activity in the related restructuring accrual for 2012 and 2013:

	Personnel Costs	Facilities Costs	Asset Write-Downs	Total
Restructuring charge	$31,318	$5,416	$6,599	$43,333
Payments	(20,983)	(998)	—	(21,981)
Non-cash usage	—	—	(6,599)	(6,599)
Foreign currency translation adjustment	166	24	—	190
Balance as of December 31, 2012	10,501	4,442	—	14,943
Restructuring charge (credit)	675	(189)	—	486
Payments	(10,291)	(3,261)	—	(13,552)
Foreign currency translation adjustment	(12)	(59)	—	(71)
Balance as of December 31, 2013	$873	$933	$—	$1,806

The restructuring charge of $43,333 in 2012 includes personnel costs of $31,318, facilities costs of $5,416, and asset write-downs of $6,599. The personnel costs are related to the elimination of approximately 505 positions within the global components business segment and approximately 360 positions within the global ECS business segment. The facilities costs are related to exit activities for 14 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs.

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

2011 Restructuring Charge

The following table presents the components of the 2011 restructuring charge of $23,818 and activity in the related restructuring accrual for 2011, 2012, and 2013:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring charge	$17,474	$5,387	$957	$23,818
Payments	(11,830)	(2,213)	(957)	(15,000)
Foreign currency translation adjustment	(127)	16	—	(111)
Balance as of December 31, 2011	5,517	3,190	—	8,707
Restructuring charge	2,413	423	—	2,836
Payments	(6,883)	(1,938)	—	(8,821)
Foreign currency translation adjustment	(38)	7	—	(31)
Balance as of December 31, 2012	1,009	1,682	—	2,691
Restructuring charge (credit)	(133)	319	—	186
Payments	(194)	(1,326)	—	(1,520)
Foreign currency translation adjustment	28	(2)	—	26
Balance as of December 31, 2013	$710	$673	$—	$1,383

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

Restructuring and Integration Accruals Related to Actions Taken Prior to 2011

Included in restructuring, integration, and other charges for 2013 are restructuring and integration charges of $122 related to restructuring and integration actions taken prior to 2011. The restructuring and integration charge includes adjustments to personnel costs of $(8) and facilities costs of $130. The restructuring and integration accruals related to actions taken prior to 2011 of $1,225, include accruals for personnel costs of $239 and accruals for facilities costs of $986.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $36,151 at December 31, 2013, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $27,543 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities costs totaling $8,400 relate to vacated leased properties that have scheduled payments of $5,465 in 2014, $1,970 in 2015, $584 in 2016, $255 in 2017, and $126 in 2018.

•	Other accruals of $208 are expected to be spent within one year.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for 2013 are acquisition-related expenses of $11,935, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for 2012 are acquisition-related expenses of $2,717, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity, net of adjustments for changes in the fair value of contingent consideration of $9,584 which were conditional upon the financial performance of the acquired companies.

Included in restructuring, integration, and other charges for 2011 are acquisition-related expenses of $14,682, primarily consisting of professional fees and other costs directly related to recent acquisition activity.

10. Shareholders' Equity

Accumulated Other Comprehensive Income

The following table presents the changes in the balances of each component of accumulated other comprehensive income:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2012	$182,632	$19,617	$(6,669)	$(50,443)	$145,137
Other comprehensive income before reclassifications (a)	66,232	1,027	1,923	8,647	77,829
Amounts reclassified into income	(439)	—	152	2,873	2,586
Net change in accumulated other comprehensive income for the year ended December 31, 2013	65,793	1,027	2,075	11,520	80,415
Balance as of December 31, 2013	$248,425	$20,644	$(4,594)	$(38,923)	$225,552

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(17,557) for 2013.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2010	125,337	10,690	114,647
Shares issued for stock-based compensation awards	45	(2,662)	2,707
Repurchases of common stock	—	5,540	(5,540)
Common stock outstanding at December 31, 2011	125,382	13,568	111,814
Shares issued for stock-based compensation awards	42	(1,326)	1,368
Repurchases of common stock	—	7,181	(7,181)
Common stock outstanding at December 31, 2012	125,424	19,423	106,001
Shares issued for stock-based compensation awards	—	(2,772)	2,772
Repurchases of common stock	—	8,837	(8,837)
Common stock outstanding at December 31, 2013	125,424	25,488	99,936

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2013 and 2012.

Share-Repurchase Programs

In February 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In July 2013, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of December 31, 2013, the company repurchased 6,032,892 shares under these programs with a market value of $248,571 at the dates of repurchase.

11. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2013	2012	2011
Net income attributable to shareholders	$399,420	$506,332	$598,810
Weighted-average shares outstanding - basic	102,559	109,240	114,025
Net effect of various dilutive stock-based compensation awards	1,140	1,837	1,907
Weighted-average shares outstanding - diluted	103,699	111,077	115,932
Net income per share:
Basic	$3.89	$4.64	$5.25
Diluted (a)	$3.85	$4.56	$5.17

(a)
Stock-based compensation awards for the issuance of 874 shares, 1,424 shares, and 1,051 shares for the years ended December 31, 2013, 2012, and 2011, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

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

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment. There were 4,405,137 and 6,178,635 shares available for grant under the Omnibus Plan as of December 31, 2013 and 2012, respectively. Shares currently subject to awards granted under the Prior Plans, which cease to be subject to such awards for any reason other than exercise for, or settlement in, shares will also be available under the Omnibus Plan. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

After adoption of the Omnibus Plan, there were no additional awards made under any of the Prior Plans, though awards previously granted under the Prior Plans will survive according to their terms.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options generally become exercisable in equal installments over a four-year period. Options currently outstanding have terms of ten years.

The following information relates to the stock option activity for the year ended December 31, 2013:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2012	3,008,520	$32.93
Granted	489,779	41.56
Exercised	(1,180,151)	30.52
Forfeited	(90,040)	37.29
Outstanding at December 31, 2013	2,228,108	35.92	76	months	$40,834
Exercisable at December 31, 2013	1,134,833	32.68	54	months	$24,475

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2013 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2013, 2012, and 2011 was $16,345, $7,675, and $17,642, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Cash received from option exercises during 2013, 2012, and 2011 was $36,014, $13,372, and $46,665, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2013, 2012, and 2011 was $21,882, $11,842, and $19,796, respectively.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2013	2012	2011
Volatility (percent) (a)	41	39	37
Expected term (in years) (b)	5.4	5.3	5.5
Risk-free interest rate (percent) (c)	1.0	1.0	2.4

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $15.83, $15.20, and $14.80 during 2013, 2012, and 2011, respectively.

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

Non-Employee Director Awards

The company's Board shall set the amounts and types of equity awards that shall be granted to all non-employee directors on a periodic, nondiscriminatory basis pursuant to the Omnibus Plan, as well as any additional amounts, if any, to be awarded, also on a periodic, nondiscriminatory basis, based on each of the following: the number of committees of the Board on which a non-employee director serves, service of a non-employee director as the chair of a Committee of the Board, service of a non-employee director as Chairman of the Board or Lead Director, or the first selection or appointment of an individual to the Board as a non-employee director. Non-employee directors currently receive annual awards of fully-vested restricted stock units valued at $130. All restricted stock units are settled in common stock following the director's separation from the Board.

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

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2013:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2012	2,784,653	$32.56
Granted	1,017,669	39.08
Vested	(1,511,109)	26.44
Forfeited	(204,794)	37.88
Non-vested shares at December 31, 2013	2,086,419	39.65

The total fair value of shares vested during 2013, 2012, and 2011 was $59,876, $34,593, and $48,055, respectively.

As of December 31, 2013, there was $41,520 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.2 years.

13. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2013, there were 10 current and 16 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

Additionally, as part of the company's acquisition of Wyle Electronics ("Wyle") in 2000, Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2013	2012	2013	2012
Accumulated benefit obligation	$67,320	$63,584	$126,481	$128,771
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$73,327	$61,690	$128,771	$118,191
Service cost	2,126	2,064	—	—
Interest cost	2,846	3,031	5,038	5,442
Actuarial loss (gain)	301	9,780	(1,158)	10,808
Benefits paid	(3,288)	(3,238)	(6,170)	(5,670)
Projected benefit obligation at end of year	$75,312	$73,327	$126,481	$128,771
Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$92,976	$81,719
Actual return on plan assets	—	—	17,608	11,477
Company contributions	—	—	300	5,450
Benefits paid	—	—	(6,170)	(5,670)
Fair value of plan assets at end of year	$—	$—	$104,714	$92,976
Funded status	$(75,312)	$(73,327)	$(21,767)	$(35,795)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(3,531)	$(3,483)	$—	$—
Noncurrent liabilities	(71,781)	(69,844)	(21,767)	(35,795)
Net assets (liabilities) at end of year	$(75,312)	$(73,327)	$(21,767)	$(35,795)
Components of net periodic pension cost:
Service cost	$2,126	$2,064	$—	$—
Interest cost	2,846	3,031	5,038	5,442
Expected return on plan assets	—	—	(6,516)	(6,200)
Amortization of net loss	2,707	2,013	1,956	1,745
Amortization of prior service cost	42	42	—	—
Net periodic pension cost	$7,721	$7,150	$478	$987
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.50%	4.00%	4.50%	4.00%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	7.25%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.00%	4.75%	4.00%	4.75%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	7.25%	7.50%

The amounts reported for net periodic pension cost and the respective benefit obligation amounts are dependent upon the actuarial assumptions used. The company reviews historical trends, future expectations, current market conditions, and external data to determine the assumptions. The discount rate represents the market rate for a high-quality corporate bond. The rate of compensation increase is determined by the company, based upon its long-term plans for such increases. The expected return on plan assets is

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

based on current and expected asset allocations, historical trends, and projected returns on those assets. The actuarial assumptions used to determine the net periodic pension cost are based upon the prior year's assumptions used to determine the benefit obligation.

Benefit payments are expected to be paid as follows:

	Arrow SERP	Wyle Defined Benefit Plan
2014	$3,602	$6,755
2015	3,564	6,804
2016	3,617	6,980
2017	3,568	7,053
2018	4,054	7,089
2019-2023	25,890	37,572

The company makes contributions to the Wyle defined benefit plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $300 and $5,450 in 2013 and 2012, respectively, and expects to make estimated contributions of $5,600 in 2014.

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2013, utilizing the fair value hierarchy discussed in Note 7, are as follows:

	Level 1	Level 2	Level 3	Total
Equities:
U.S. common stocks	$42,638	$—	$—	$42,638
International mutual funds	15,276	—	—	15,276
Index mutual funds	15,482	—	—	15,482
Fixed Income:
Mutual funds	27,827	—	—	27,827
Insurance contracts	—	3,491	—	3,491
Total	$101,223	$3,491	$—	$104,714

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2012, utilizing the fair value hierarchy discussed in Note 7, are as follows:

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

Comprehensive Income Items

In 2013, 2012, and 2011, actuarial (gains) losses of $(7,615), $9,120, and $15,228, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2013, 2012, and 2011, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: prior service cost of $19, $19, and $19, respectively and an actuarial loss of $2,854, $2,311, and $1,103, respectively.

Included in accumulated other comprehensive loss at December 31, 2013 and 2012 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized prior service costs of $7 and $25, respectively, and unrecognized actuarial losses of $36,584 and $47,053, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2014 are $19 and $2,500, respectively.

Stock Ownership Plan

Effective December 31, 2012, the company froze its noncontributory employee stock ownership plan to new participants and no further contributions were made by the company in 2013 on behalf of participants in the plan. The account balances of participants in the plan as of December 31, 2012 became fully vested. The plan enabled most United States employees to acquire shares of the company's common stock. Contributions, which were determined by the Board, were in the form of common stock or cash, which was used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan in 2012 and 2011 were $5,966 and $5,222, respectively.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $14,102, $14,014, and $10,063 in 2013, 2012, and 2011, respectively. In lieu of contributions to the employee stock ownership plan, which was frozen on December 31, 2012 as described above, the company made discretionary contributions to the company's defined benefit 401(k) plan, which amounted to $7,403 in 2013. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $26,038, $23,990, and $23,450 in 2013, 2012, and 2011, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2023. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $79,966, $79,104, and $74,882 in 2013, 2012, and 2011, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2014	$60,191
2015	51,597
2016	30,199
2017	21,268
2018	12,945
Thereafter	21,367

15. Contingencies

2012 Settlement of Legal Matter

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. During 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. In connection with this settlement, the company recorded a gain on the settlement of legal matters of $79,158 ($48,623 net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) representing the difference between the settlement amount and the amount receivable from the sellers for reimbursement of costs incurred by the company. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $33,000 from certain insurance carriers.  The company continues to seek recovery from an umbrella liability policy carrier for its proportional share of the total Norco liability.  The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Approximately $44,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $17,600 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Antitrust Investigation
On January 21, 2014, the company received a Civil Investigative Demand in connection with an investigation by the Federal Trade Commission ("FTC") relating generally to the use of a database program (the “database program”) that has operated for more than ten years under the auspices of the Global Technology Distribution Council ("GTDC"), a trade group of which the company is a member. Under the database program, certain members of the GTDC who participate in the program provide sales data to a third party independent contractor chosen by the GTDC. The data is aggregated by the third party and the aggregated data is made available to the program participants. The company understands that other members participating in the database program have received similar Civil Investigative Demands.

The company is in the process of responding to the Civil Investigative Demand. The Civil Investigative Demand merely seeks information, and no proceedings have been instituted against any person. The company has conducted a preliminary review, and does not have any reason to believe that there has been any conduct by the company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. Since this matter is at a preliminary stage, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.

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

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2013	2012	2011
Sales:
Global components	$13,495,766	$13,361,122	$14,853,823
Global ECS	7,861,519	7,044,006	6,536,441
Consolidated	$21,357,285	$20,405,128	$21,390,264
Operating income (loss):
Global components	$575,612	$619,282	$823,774
Global ECS	350,442	290,970	262,893
Corporate (a)	(232,554)	(106,129)	(177,824)
Consolidated	$693,500	$804,123	$908,843

(a)
Includes restructuring, integration, and other charges of $92,650, $47,437, and $37,811 in 2013, 2012, and 2011, respectively. Also included is a gain of $79,158 and a charge of $5,875 in 2012 and 2011, respectively, related to the settlement of legal matters.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Total assets, by segment, at December 31 are as follows:

	2013	2012
Global components	$6,596,255	$6,467,123
Global ECS	4,807,400	3,685,100
Corporate	657,228	633,464
Consolidated	$12,060,883	$10,785,687

Sales, by geographic area, for the years ended December 31 are as follows:

	2013	2012	2011
Americas (b)	$11,023,076	$10,641,903	$10,576,106
EMEA	6,221,569	5,927,231	6,889,479
Asia/Pacific	4,112,640	3,835,994	3,924,679
Consolidated	$21,357,285	$20,405,128	$21,390,264

(b)	Includes sales related to the United States of $10,074,361, $9,746,612, and $9,706,593 in 2013, 2012, and 2011, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	2013	2012
Americas (c)	$526,640	$512,775
EMEA	84,383	65,947
Asia/Pacific	21,366	20,919
Consolidated	$632,389	$599,641

(c)	Includes net property, plant, and equipment related to the United States of $525,080 and $511,555 at December 31, 2013 and 2012, respectively.

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly interim reporting calendar that closes on the Saturday following the end of the calendar quarter.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2013
Sales	$4,849,629		$5,306,085		$5,048,211		$6,153,360
Gross profit	642,072		689,572		671,660		787,625
Net income attributable to shareholders	77,875	(b)	89,935	(c)	96,779	(d)	134,831	(e)

Net income per share (a):
Basic	$.74	(b)	$.87	(c)	$.96	(d)	$1.34	(e)
Diluted	$.72	(b)	$.86	(c)	$.95	(d)	$1.32	(e)

2012
Sales	$4,889,529		$5,150,563		$4,962,331		$5,402,705
Gross profit	680,579		687,144		662,719		706,844
Net income attributable to shareholders	113,628	(f)	114,383	(g)	103,617	(h)	174,704	(i)

Net income per share (a):
Basic	$1.01	(f)	$1.04	(g)	$.96	(h)	$1.64	(i)
Diluted	$1.00	(f)	$1.02	(g)	$.94	(h)	$1.62	(i)

(a)
Quarterly net income per share is calculated using the weighted-average shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted-average shares outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year.

(b)
Includes amortization expense related to identifiable intangible assets ($7,116 net of related taxes or $.07 per share on both a basic and diluted basis), restructuring, integration, and other charges ($15,495 net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively), and a loss on prepayment of debt ($2,627 net of related taxes or $.02 per share on both a basic and diluted basis).

(c)
Includes amortization expense related to identifiable intangible assets ($7,029 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($20,688 net of related taxes or $.20 per share on both a basic and diluted basis). Also included is an increase in the provision for income taxes ($5,362 net of related taxes or $.05 per share on both a basic and diluted basis) and interest expense ($939 net of related taxes or $.01 per share on both a basic and diluted basis) related to the settlement of certain international tax matters.

(d)
Includes amortization expense related to identifiable intangible assets ($7,074 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($16,077 net of related taxes or $.16 per share on both a basic and diluted basis).

(e)
Includes amortization expense related to identifiable intangible assets ($8,120 net of related taxes or $.08 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($13,341 net of related taxes or $.13 per share on both a basic and diluted basis). Also included is an increase in the provision for income taxes ($15,447 net of related taxes or $.15 per share on both a basic and diluted basis) and interest expense ($297 net of related taxes) related to the settlement of certain international tax matters.

(f)
Includes amortization expense related to identifiable intangible assets ($7,576 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($6,141 net of related taxes or $.05 per share on both a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(g)
Includes amortization expense related to identifiable intangible assets ($7,360 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($9,702 net of related taxes or $.09 per share on both a basic and diluted basis).

(h)
Includes amortization expense related to identifiable intangible assets ($7,145 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($8,576 net of related taxes or $.08 per share on both a basic and diluted basis).

(i)
Includes amortization expense related to identifiable intangible assets ($7,255 net of related taxes or $.07 per share on both a basic and diluted basis), restructuring, integration, and other charges ($6,320 net of related taxes or $.06 per share on both a basic and diluted basis), and a gain on the settlement of a legal matter ($48,623 net of related taxes or $.46 and $.45 per share on a basic and diluted basis, respectively).

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2013 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2013, and concluded that it is effective.

The company acquired five separate entities during the year ended December 31, 2013, which are included in the company's 2013 consolidated financial statements and constituted 6.6 percent of total assets as of December 31, 2013 and 1.3 percent of the company's consolidated sales and 3.2 percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2013. The company has excluded these five entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2013, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.'s (the "company") internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). The company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of five separate entities that were acquired during the year ended December 31, 2013, which are included in the company's 2013 consolidated financial statements and constituted 6.6 percent of total assets as of December 31, 2013 and 1.3 percent of the sales and 3.2 percent of the net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these five entities.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2013 and our report dated February 5, 2014 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2014

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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, is incorporated herein by reference.

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

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 22, 2014, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	41

		Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011	42

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012, and 2011	43

		Consolidated Balance Sheets as of December 31, 2013 and 2012	44

		Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012, and 2011	45

		Consolidated Statements of Equity for the years ended December 31, 2013, 2012, and 2011	46

		Notes to the Consolidated Financial Statements	48

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	94

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

4(a)(vii)
Supplemental Indenture, dated as of September 30, 2009, between the company and The Bank of New York Mellon (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated September 29, 2009, Commission File No. 1-4482).

4(a)(viii)
Supplemental Indenture, dated as of November 3, 2010, between the company and The Bank of New York Mellon (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated November 2, 2010, Commission File No. 1-4482).

4(a)(ix)
Supplemental Indenture, dated as of February 20, 2013, between the company and The Bank of New York Mellon (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4.1 to the company's Current Report on Form 8-K dated February 14, 2013, Commission File No. 1-4482).

10(a)
Arrow Electronics Savings Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10(a) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

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

10(c)(i)
Amendment 4 to the Arrow Electronics Stock Ownership Plan effective December 31, 2012 (incorporated by reference to Exhibit 10(c)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 25, 2010)(incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2010, Commission File No. 1-4482).

10(d)(ii)
Form of Non-Qualified Stock Option Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10(d)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(d)(iii)
Form of Performance Stock Unit Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(d)(iv)
Form of Restricted Stock Unit Award Agreement under 10(d)(i) above (incorporated by reference to Exhibit 10(d)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(e)
Arrow Electronics, Inc. Stock Option Plan, as amended and restated effective February 27, 2002 (incorporated by reference to Exhibit 10(d)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(f)
Non-Employee Directors Deferred Compensation Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(g)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(h)
Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(i)(i)	Arrow Electronics, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(i)(ii)
Form of the Arrow Electronics, Inc. Executive Severance Policy Participation Agreement (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(i)(iii)	Form of Executive Change in Control Retention Agreement (incorporated by reference to Exhibit 10.3 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(i)(iv)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(i)(v)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(j)(x) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(i)(vi)
Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)
Amended and Restated Five-Year Credit Agreement, dated as of December 13, 2013, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agents.

10(k)(i)
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

10(k)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(k)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(k)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(k)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(k)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(k)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(k)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(k)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(k)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(k)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(k)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(k)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(k)(xviii)
Amendment No. 17 to the Transfer and Administration Agreement, dated as of March 26, 2010, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Forms 8-K and 8-K/A dated March 31, 2010, Commission File No. 1-4482).

10(k)(xix)
Amendment No. 18 to the Transfer and Administration Agreement, dated as of December 15, 2010, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Form 8-K/A dated January 13, 2011, Commission File No.1-4482).

10(k)(xx)
Amendment No. 19 to the Transfer and Administration Agreement, dated as of February 14, 2011, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xx) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(k)(xxi)
Amendment No. 20 to the Transfer and Administration Agreement, dated as of December 7, 2011, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated December 12, 2011, Commission File No.1-4482).

10(k)(xxii)
Amendment No. 21 to the Transfer and Administration Agreement, dated as of March 30, 2012, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xxii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(k)(xxiii)
Amendment No. 22 to the Transfer and Administration Agreement, dated as of August 29, 2012, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xxiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(k)(xxiv)	Amendment No. 23 to the Transfer and Administration Agreement, dated as of July 29, 2013, to the Transfer and Administration Agreement in 10(k)(i) above.

10(l)(i)
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

10(l)(ii)
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

10(l)(iii)
Issuing and Paying Agency Agreement, dated as of October 11, 2011, by and between Arrow Electronics, Inc. and JPMorgan Chase Bank, National Association (incorporated by reference to Exhibit 10(n)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(m)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2013	$54,238	$9,201	$8,098	$7,408	$64,129

Year ended December 31, 2012	$48,125	$12,452	$3,262	$9,601	$54,238

Year ended December 31, 2011	$37,998	$12,957	$5,357	$8,187	$48,125

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2013, 2012, and 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Peter S. Brown
Peter S. Brown
Senior Vice President, General Counsel, and Secretary
February 5, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2014:

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