Form 10-Q
period 2014-03-29
ARROW ELECTRONICS INC
filed 2014-05-06
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

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
Yes ☐   No ☒

There were 99,635,590 shares of Common Stock outstanding as of May 2, 2014.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Sales	$5,082,040	$4,849,629
Costs and expenses:
Cost of sales	4,378,212	4,207,557
Selling, general, and administrative expenses	477,903	451,405
Depreciation and amortization	36,571	31,505
Restructuring, integration, and other charges	11,614	21,610
	4,904,300	4,712,077
Operating income	177,740	137,552
Equity in earnings of affiliated companies	1,417	1,983
Loss on prepayment of debt	—	4,277
Interest and other financing expense, net	29,637	29,530
Income before income taxes	149,520	105,728
Provision for income taxes	42,328	27,770
Consolidated net income	107,192	77,958
Noncontrolling interests	72	83
Net income attributable to shareholders	$107,120	$77,875
Net income per share:
Basic	$1.07	$.74
Diluted	$1.06	$.72
Weighted-average shares outstanding:
Basic	99,948	105,889
Diluted	101,399	107,824

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Consolidated net income	$107,192	$77,958
Other comprehensive income:
Foreign currency translation adjustment	(10,507)	(66,170)
Unrealized gain (loss) on investment securities, net	596	(1,978)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	99	1,744
Employee benefit plan items, net	553	799
Other comprehensive loss	(9,259)	(65,605)
Comprehensive income	97,933	12,353
Less: Comprehensive income attributable to noncontrolling interests	73	83
Comprehensive income attributable to shareholders	$97,860	$12,270

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 29, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,283	$390,602
Accounts receivable, net	4,846,349	5,769,759
Inventories	2,094,439	2,167,287
Other current assets	287,691	258,122
Total current assets	7,486,762	8,585,770
Property, plant, and equipment, at cost:
Land	24,042	24,051
Buildings and improvements	144,344	142,583
Machinery and equipment	1,137,995	1,113,987
	1,306,381	1,280,621
Less: Accumulated depreciation and amortization	(664,860)	(648,232)
Property, plant, and equipment, net	641,521	632,389
Investments in affiliated companies	68,364	67,229
Intangible assets, net	430,475	426,069
Cost in excess of net assets of companies acquired	2,083,892	2,039,293
Other assets	321,902	310,133
Total assets	$11,032,916	$12,060,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,627,458	$4,503,200
Accrued expenses	653,049	774,868
Short-term borrowings, including current portion of long-term debt	16,452	23,878
Total current liabilities	4,296,959	5,301,946
Long-term debt	2,142,987	2,226,132
Other liabilities	367,064	347,977
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2014 and 2013
Issued - 125,424 shares in both 2014 and 2013	125,424	125,424
Capital in excess of par value	1,056,326	1,071,075
Treasury stock (25,820 and 25,488 shares in 2014 and 2013, respectively), at cost	(962,635)	(920,528)
Retained earnings	3,785,829	3,678,709
Accumulated other comprehensive income	216,293	225,552
Total shareholders' equity	4,221,237	4,180,232
Noncontrolling interests	4,669	4,596
Total equity	4,225,906	4,184,828
Total liabilities and equity	$11,032,916	$12,060,883

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Consolidated net income	$107,192	$77,958
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	36,571	31,505
Amortization of stock-based compensation	9,796	5,983
Equity in earnings of affiliated companies	(1,417)	(1,983)
Deferred income taxes	10,641	19,584
Restructuring, integration, and other charges	8,020	15,495
Excess tax benefits from stock-based compensation arrangements	(5,862)	(6,475)
Other	1,492	1,596
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	904,719	388,980
Inventories	72,001	(25,377)
Accounts payable	(859,288)	(467,797)
Accrued expenses	(127,226)	(173,437)
Other assets and liabilities	(32,602)	(45,436)
Net cash provided by (used for) operating activities	124,037	(179,404)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(60,224)	(9,382)
Acquisition of property, plant, and equipment	(32,843)	(26,751)
Other	—	(3,000)
Net cash used for investing activities	(93,067)	(39,133)
Cash flows from financing activities:
Change in short-term and other borrowings	(7,338)	(14,342)
Proceeds from (repayment of) long-term bank borrowings, net	(85,000)	44,300
Net proceeds from note offering	—	591,156
Redemption of senior notes	—	(338,184)
Proceeds from exercise of stock options	16,142	10,600
Excess tax benefits from stock-based compensation arrangements	5,862	6,475
Repurchases of common stock	(88,501)	(113,504)
Net cash provided by (used for) financing activities	(158,835)	186,501
Effect of exchange rate changes on cash	(4,454)	(13,497)
Net decrease in cash and cash equivalents	(132,319)	(45,533)
Cash and cash equivalents at beginning of period	390,602	409,684
Cash and cash equivalents at end of period	$258,283	$364,151

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2014-08 is not expected to have a material impact on the company's financial position or results of operations.

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

2014 Acquisition

During the first quarter of 2014, the company completed one acquisition. The aggregate consideration for this acquisition was $66,287, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisition on the consolidated results of operations of the company for the first quarters of 2014 and 2013 as though this acquisition occurred on January 1, 2013 was also not material.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2013 Acquisitions

On October 28, 2013, the company acquired CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG ("ComputerLinks"), for a purchase price of $313,209, which included $20,981 of cash acquired. ComputerLinks is a value-added distributor of enterprise computing solutions with a comprehensive offering of IT solutions from many of the world's leading technology suppliers. ComputerLinks has operations in EMEA (Europe, Middle East, and Africa), North America, and select countries within the Asia Pacific region.

During 2013, the company completed four additional acquisitions. The aggregate consideration for these four acquisitions was $80,210, net of cash acquired, and included $4,498 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for 2013, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1:

	For the Quarter Ended March 30, 2013
	As Reported	Pro Forma
Sales	$4,849,629	$5,102,603
Net income attributable to shareholders	77,875	80,667
Net income per share:
Basic	$0.74	$0.76
Diluted	$0.72	$0.75

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2013, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2013 (a)	$1,000,860	$1,038,433	$2,039,293
Acquisitions	45,652	—	45,652
Foreign currency translation adjustment	662	(1,715)	(1,053)
Balance as of March 29, 2014 (a)	$1,047,174	$1,036,718	$2,083,892

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 29, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	389,576	(144,813)	244,763
Developed technology	5 years	9,778	(4,609)	5,169
Other intangible assets	(b)	2,908	(1,365)	1,543
		$581,262	$(150,787)	$430,475

Intangible assets, net, are comprised of the following as of December 31, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	374,244	(134,817)	239,427
Developed technology	5 years	9,625	(4,051)	5,574
Other intangible assets	(b)	4,609	(2,541)	2,068
		$567,478	$(141,409)	$426,069

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

During the first quarters of 2014 and 2013, the company recorded amortization expense related to identifiable intangible assets of $10,947 ($8,907 net of related taxes or $.09 per share on both a basic and diluted basis) and $8,957 ($7,116 net of related taxes or $.07 per share on both a basic and diluted basis), respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	March 29, 2014	December 31, 2013
Marubun/Arrow	$55,825	$54,672
Altech Industries	12,539	12,557
	$68,364	$67,229

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	March 29, 2014	March 30, 2013
Marubun/Arrow	$1,148	$1,633
Altech Industries	269	350
	$1,417	$1,983

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At March 29, 2014, the company's pro-rata share of this debt was approximately $350. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 29, 2014	December 31, 2013
Accounts receivable	$4,908,862	$5,833,888
Allowances for doubtful accounts	(62,513)	(64,129)
Accounts receivable, net	$4,846,349	$5,769,759

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At March 29, 2014 and December 31, 2013, short-term borrowings of $16,452 and $23,878, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at March 29, 2014 and December 31, 2013 were 4.3% and 4.5%, respectively.

Long-term debt consists of the following:

	March 29, 2014	December 31, 2013
Asset securitization program	$335,000	$420,000
3.375% notes, due 2015	254,321	255,004
6.875% senior debentures, due 2018	199,131	199,078
3.00% notes, due 2018	298,765	298,691
6.00% notes, due 2020	299,947	299,945
5.125% notes, due 2021	249,455	249,435
4.50% notes, due 2023	297,815	297,767
7.50% senior debentures, due 2027	198,205	198,170
Other obligations with various interest rates and due dates	10,348	8,042
	$2,142,987	$2,226,132

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 29, 2014	December 31, 2013
3.375% notes, due 2015	$255,000	$260,000
6.875% senior debentures, due 2018	224,000	228,000
3.00% notes, due 2018	297,000	300,000
6.00% notes, due 2020	330,000	330,000
5.125% notes, due 2021	262,500	260,000
4.50% notes, due 2023	306,000	291,000
7.50% senior debentures, due 2027	238,000	232,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at March 29, 2014) based on the company's credit ratings. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at March 29, 2014 and December 31, 2013.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775,000 to $900,000 and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 29, 2014), which is based on the company's credit ratings, or an effective interest rate of .59% at March 29, 2014.  The facility fee is .40%.

At March 29, 2014 and December 31, 2013, the company had $335,000 and $420,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,440,753 and $1,867,552, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 29, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During the first quarter of 2013, the company completed the sale of $300,000 principal amount of 3.00% notes due in 2018 and $300,000 principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During the first quarter of 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first quarter of 2013 aggregated $4,277 ($2,627 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest and other financing expense, net, includes interest and dividend income of $779 and $571 for the first quarters of 2014 and 2013, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 29, 2014:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$70,910	$—	$—	$70,910
Foreign exchange contracts	—	1,003	—	1,003
Contingent consideration	—	—	(11,606)	(11,606)
	$70,910	$1,003	$(11,606)	$60,307

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$69,857	$—	$—	$69,857
Foreign exchange contracts	—	(654)	—	(654)
Contingent consideration	—	—	(5,845)	(5,845)
	$69,857	$(654)	$(5,845)	$63,358

The following table summarizes the Level 3 activity for the first quarter of 2014:

Balance as of December 31, 2013	$(5,845)
Fair value of initial contingent consideration	(5,853)
Change in fair value of contingent consideration included in earnings	138
Foreign currency translation adjustment	(46)
Balance as of March 29, 2014	$(11,606)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first quarters of 2014 and 2013, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

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

The fair value of the company's available-for-sale securities at March 29, 2014 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,690
Unrealized holding gain	1,957	26,521	5,928
Fair value	$11,973	$37,319	$21,618

The fair value of the company's available-for-sale securities at December 31, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,614
Unrealized holding gain	2,709	24,903	5,817
Fair value	$12,725	$35,701	$21,431

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first quarter of 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. During the first quarters of 2014 and 2013, the company reclassified $(161) and $292, respectively, into income relating to the 2011 swap.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at March 29, 2014 and December 31, 2013 was $362,489 and $445,684, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	March 29, 2014	December 31, 2013
Derivative instruments designated as hedges:
Foreign exchange contracts designated as cash flow hedges	Other current assets	$253	$368
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(510)	(203)
Total derivative instruments designated as hedging instruments		(257)	165
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,001	1,275
Foreign exchange contracts	Accrued expenses	(741)	(2,094)
Total derivative instruments not designated as hedging instruments		1,260	(819)
Total		$1,003	$(654)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended
	March 29, 2014	March 30, 2013
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$1,913	$(1,134)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Quarter Ended March 29, 2014
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(368)
Gain (loss) reclassified into income	$(161)	$136
Ineffective portion:
Gain (loss) recognized in income	$—	$—

Quarter Ended March 30, 2013
Effective portion:
Gain (loss) recognized in other comprehensive income	$3,132	$(59)
Gain (loss) reclassified into income	$—	$252
Ineffective portion:
Gain (loss) recognized in income	$292	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Contingent Consideration

In connection with the 2014 acquisition, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $9,000 over an eighteen-month period. Additionally, in connection with three acquisitions prior to 2014, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $6,000 over a two-year period and $23,400 at the end of a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $3,657 and $7,949 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheets as of March 29, 2014, respectively. Contingent consideration of $2,123 and $3,722 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheets as of December 31, 2013, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of March 29, 2014.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the first quarters of 2014 and 2013, the company recorded restructuring, integration, and other charges of $11,614 ($8,020 net of related taxes or $.08 per share on both a basic and diluted basis) and $21,610 ($15,495 net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively), respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 29, 2014	March 30, 2013
Restructuring and integration charge - current period actions	$10,169	$18,559
Restructuring and integration charges - actions taken in prior periods	162	210
Acquisition-related expenses	1,283	2,841
	$11,614	$21,610

2014 Restructuring and Integration Charge

The following table presents the components of the 2014 restructuring and integration charge of $10,169 and activity in the related restructuring and integration accrual for the first quarter of 2014:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$8,281	$1,453	$435	$10,169
Payments	(3,901)	(166)	(435)	(4,502)
Foreign currency translation	14	(1)	—	13
Balance as of March 29, 2014	$4,394	$1,286	$—	$5,680

The restructuring and integration charge of $10,169 for the first quarter of 2014 includes personnel costs of $8,281, facilities costs of $1,453, and other costs of $435.  The personnel costs are related to the elimination of approximately 50 positions within the global components business segment and approximately 50 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Restructuring and Integration Charge

The following table presents the activity in the restructuring and integration accrual for the first quarter of 2014 related to the 2013 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2013	$25,721	$5,808	$208	$31,737
Restructuring and integration charge (credit)	(116)	131	—	15
Payments	(6,909)	(1,644)	(23)	(8,576)
Foreign currency translation	(38)	—	(1)	(39)
Balance as of March 29, 2014	$18,658	$4,295	$184	$23,137

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2013

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2014 related to restructuring and integration actions taken prior to 2013:

	Personnel Costs	Facilities Costs	Total
Balance as of December 31, 2013	$1,822	$2,592	$4,414
Restructuring and integration charges	121	26	147
Payments	(307)	(685)	(992)
Foreign currency translation	(4)	6	2
Balance as of March 29, 2014	$1,632	$1,939	$3,571

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $32,388 at March 29, 2014, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $24,684 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities totaling $7,520 relate to vacated leased properties that have scheduled payments of $5,267 in 2014, $1,297 in 2015, $580 in 2016, $139 in 2017, and $237 in 2018.

•	Other accruals of $184 is expected to be spent within one year.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the first quarter of 2014 are acquisition-related expenses of $1,283, primarily consisting of professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the first quarter of 2013 are acquisition-related expenses of $2,841, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 29, 2014	March 30, 2013
Net income attributable to shareholders	$107,120	$77,875
Weighted-average shares outstanding - basic	99,948	105,889
Net effect of various dilutive stock-based compensation awards	1,451	1,935
Weighted-average shares outstanding - diluted	101,399	107,824
Net income per share:
Basic	$1.07	$.74
Diluted (a)	$1.06	$.72

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Stock-based compensation awards for the issuance of 492 and 1,360 shares for the first quarters of 2014 and 2013, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income:

	Quarter Ended
	March 29, 2014	March 30, 2013
Foreign Currency Translation Adjustments:
Other comprehensive loss before reclassifications (a)	$(10,371)	$(65,918)
Amounts reclassified into income	(136)	(252)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	596	(1,978)
Amounts reclassified into income	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	1,923
Amounts reclassified into income	99	(179)
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	36	4
Amounts reclassified into income	517	795
Net change in accumulated other comprehensive income (loss)	$(9,259)	$(65,605)

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $6,397 and $4,622 for the first quarters of 2014 and 2013, respectively.

Share-Repurchase Program

In July 2013, the company's Board of Directors approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. As of March 29, 2014, the company repurchased 2,294,163 shares under this program with a market value of $123,571 at the dates of repurchase.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. Additionally, as part of the company's acquisition of Wyle Electronics ("Wyle") in 2000, the company acquired a defined benefit plan from Wyle which provided retirement benefits for certain employees.  Benefits under this plan were frozen as of December 31, 2000. The components of the net periodic benefit costs for the Arrow SERP and Wyle benefit plan are as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
Components of net periodic benefit costs:
Service cost	$333	$532
Interest cost	2,205	1,967
Expected return on plan assets	(1,756)	(1,629)
Amortization of net loss	821	1,147
Amortization of prior service cost	11	11
Net periodic benefit costs	$1,614	$2,028

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

Approximately $45,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,950 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
Sales:
Global components	$3,421,181	$3,192,580
Global ECS	1,660,859	1,657,049
Consolidated	$5,082,040	$4,849,629
Operating income (loss):
Global components	$161,146	$128,280
Global ECS	64,158	61,591
Corporate (a)	(47,564)	(52,319)
Consolidated	$177,740	$137,552

(a)	Includes restructuring, integration, and other charges of $11,614 and $21,610 for the first quarters of 2014 and 2013, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, are as follows:

	March 29, 2014	December 31, 2013
Global components	$6,773,585	$6,596,255
Global ECS	3,606,986	4,807,400
Corporate	652,345	657,228
Consolidated	$11,032,916	$12,060,883

Sales, by geographic area, are as follows:

	Quarter Ended
	March 29, 2014	March 30, 2013
Americas (b)	$2,397,432	$2,486,147
EMEA	1,653,912	1,442,171
Asia/Pacific	1,030,696	921,311
Consolidated	$5,082,040	$4,849,629

(b)	Includes sales related to the United States of $2,174,665 and $2,265,377 for the first quarters of 2014 and 2013, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	March 29, 2014	December 31, 2013
Americas (c)	$537,522	$526,640
EMEA	82,616	84,383
Asia/Pacific	21,383	21,366
Consolidated	$641,521	$632,389

(c)	Includes net property, plant, and equipment related to the United States of $535,919 and $525,080 at March 29, 2014 and December 31, 2013, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first quarter of 2014, approximately 67% of the company's sales were from the global components business segment, and approximately 33% of the company's sales were from the global ECS business segment.

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

During the first quarter of 2014, the company completed one acquisition. During 2013, the company completed five acquisitions, including the acquisition of CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG. Refer to Note C, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

Executive Summary

Consolidated sales for the first quarter of 2014 increased by 4.8%, compared with the year-earlier period, due to a 7.2% increase in the global components business segment sales while global ECS business segment sales remained relatively flat. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .9% for the first quarter of 2014, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders increased to $107.1 million in the first quarter of 2014, compared with net income attributable to shareholders of $77.9 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2014 and 2013:

•	restructuring, integration, and other charges of $11.6 million ($8.0 million net of related taxes) in 2014 and $21.6 million ($15.5 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $10.9 million ($8.9 million net of related taxes) in 2014 and $9.0 million ($7.1 million net of relates taxes) in 2013; and

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2014 increased compared to the year-earlier period, primarily due to an increase in sales in the global components business segment, an increase in gross profit margins, and the impact of a weaker U.S. dollar on the translation of the company's financial statements. This was partially offset by an increase in operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense), primarily due to recent acquisitions.

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

•	Operating income as adjusted to exclude identifiable intangible asset amortization and restructuring, integration, and other charges; and

•	Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on prepayment of debt.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 29, 2014	March 30, 2013	% Change
Consolidated sales, as reported	$5,082	$4,850	4.8%
Impact of changes in foreign currencies	—	45
Impact of acquisitions	—	258
Consolidated sales, as adjusted	$5,082	$5,153	(1.4)%

Global components sales, as reported	$3,421	$3,193	7.2%
Impact of changes in foreign currencies	—	29
Impact of acquisitions	—	56
Global components sales, as adjusted	$3,421	$3,278	4.4%

Global ECS sales, as reported	$1,661	$1,657.2%
Impact of changes in foreign currencies	—	16
Impact of acquisitions	—	202
Global ECS sales, as adjusted	$1,661	$1,875	(11.4)%

Consolidated sales for the first quarter of 2014 increased by $232.4 million, or 4.8%, compared with the year-earlier period. The increase for the first quarter of 2014 was driven by an increase in global components business segment sales of $228.6 million, or 7.2%. Global ECS business segment sales increased $3.8 million. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of .9% for the first quarter of 2014, compared with the year-earlier period, due to a weaker U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales decreased by 1.4% for the first quarter of 2014, compared with the year-earlier period.

In the global components business segment, sales for the first quarter of 2014 increased 7.2%, compared with the year-earlier period primarily due to an increase in demand for products worldwide, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Sales for the first quarter of 2014 increased 11.9% in the Asia Pacific region, 11.5% in the EMEA (Europe, Middle East, and Africa) region, and 1.2% in the Americas region, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 4.4% for the first quarter of 2014, compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2014 remained relatively flat compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 11.4% for the first quarter of 2014, compared with the year-earlier period, primarily due to the timing of the quarter-end cut off, as well as decline in demand for storage and servers.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	March 29, 2014	March 30, 2013	Change
Consolidated gross profit, as reported	$704	$642	9.6%
Impact of changes in foreign currencies	—	8
Impact of acquisitions	—	40
Consolidated gross profit, as adjusted	$704	$690	2.0%
Consolidated gross profit as a percentage of sales, as reported	13.8%	13.2%	60	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.8%	13.4%	40	bps

The company recorded gross profit of $703.8 million in the first quarter of 2014, compared with $642.1 million in the year-earlier period.  The increase in gross profit was primarily due to the aforementioned 4.8% increase in sales during the first quarter of 2014. Gross profit margins for the first quarter of 2014 increased by approximately 60 basis points, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margin increased approximately 40 basis points in the first quarter of 2014, compared with the year-earlier period. This increase is primarily due to a higher percentage of the company's sales derived from its global components business segment, as well as a more favorable product mix in the global ECS business segment, as compared with the prior year.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 29, 2014	March 30, 2013	% Change
Selling, general, and administrative expenses, as reported	$478	$451	5.9%
Depreciation and amortization, as reported	37	32	16.1%
Operating expenses, as reported	515	483	6.5%
Impact of changes in foreign currencies	—	5
Impact of acquisitions	—	35
Operating expenses, as adjusted	$515	$523	(1.6)%

Selling, general, and administrative expenses increased by $26.5 million, or 5.9%, in the first quarter of 2014 on a sales increase of 4.8%, compared with the year-earlier period, primarily due to recent acquisitions. Selling, general, and administrative expenses, as a percentage of sales was 9.4% and 9.3% for the first quarters ended 2014 and 2013, respectively.

Depreciation and amortization expense increased by $5.1 million, or 16.1%, for the first quarter of 2014, compared with the year-earlier period, primarily due to increased depreciation and amortization associated with recent acquisitions. Included in depreciation and amortization expense for the first quarters of 2014 and 2013 was $10.9 million ($8.9 million net of related taxes or $.09 per share on both a basic and diluted basis) and $9.0 million ($7.1 million net of related taxes or $.07 per share on both a basic and diluted basis), respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for the first quarter of 2014 decreased 1.6%, compared with a sales decrease of 1.4%, primarily due to processes and productivity enhancements which were implemented during 2013 to reduce costs.

Restructuring, Integration, and Other Charges

2014 Charges

The company recorded restructuring, integration, and other charges of $11.6 million ($8.0 million net of related taxes or $.08 per share on both a basic and diluted basis) for the first quarter of 2014.  Included in the restructuring, integration, and other charges for the first quarter of 2014 is a restructuring and integration charge of $10.2 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2014 are charges of $.2 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $1.3 million.

The restructuring and integration charge of $10.2 million for the first quarter of 2014 includes personnel costs of $8.3 million, facilities costs of $1.5 million, and other costs of $.4 million.  The personnel costs are related to the elimination of approximately 50 positions within the global components business segment and approximately 50 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Charges

The company recorded restructuring, integration, and other charges of $21.6 million ($15.5 million net of related taxes or $.15 and $.14 per share on a basic and diluted basis, respectively) for the first quarter of 2013. Included in the restructuring, integration, and other charges for the first quarter of 2013 is a restructuring and integration charge of $18.6 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2013 are charges of $.2 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.8 million.

The restructuring and integration charge of $18.6 million for the first quarter of 2013 include personnel costs of $16.9 million and facilities costs of $1.7 million. The personnel costs are related to the elimination of approximately 280 positions within the global components business segment and approximately 60 positions within the global ECS business segment. The facilities costs are related to exit activities for six vacated facilities in the Americas and EMEA regions due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of March 29, 2014, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	March 29, 2014	March 30, 2013
Consolidated operating income, as reported	$178	$138
Identifiable intangible asset amortization	11	9
Restructuring, integration, and other charges	12	22
Consolidated operating income, as adjusted*	$200	$168
Consolidated operating income, as reported as a percentage of sales, as reported	3.5%	2.8%
Consolidated operating income, as adjusted as a percentage of sales, as reported	3.9%	3.5%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $177.7 million, or 3.5% of sales, in the first quarter of 2014 compared with operating income of $137.6 million, or 2.8% of sales, in the year-earlier period.  Included in operating income for the first quarters of 2014 and 2013 were the previously discussed identifiable intangible asset amortization of $10.9 million and $9.0 million, respectively, and restructuring, integration, and other charges of $11.6 million and $21.6 million, respectively. Excluding these items operating income, as adjusted was $200.3 million, or 3.9% of sales, in the first quarter of 2014 compared with operating income, as adjusted of $168.1 million, or 3.5% of sales, in the first quarter of 2013.

Loss on Prepayment of Debt

During the first quarter of 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

Interest and Other Financing Expense, Net

Net interest and other financing expense of $29.6 million for the first quarter of 2014 remained relatively flat compared with $29.5 million in the year-earlier period.

Income Taxes

The company recorded a provision for income taxes of $42.3 million (an effective tax rate of 28.3%) for the first quarter of 2014. The company's provision for income taxes and effective tax rate for the first quarter of 2014 were impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2014 was 28.5%.

The company recorded a provision for income taxes of $27.8 million (an effective tax rate of 26.3%) for the first quarter of 2013.  The company's provision for income taxes and effective tax rate for the first quarter of 2013 were impacted by the previously discussed restructuring, integration, and other charges and loss on prepayment of debt. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2013 was 27.0%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	March 29, 2014	March 30, 2013
Net income attributable to shareholders, as reported	$107	$78
Identifiable intangible asset amortization	9	7
Restructuring, integration, and other charges	8	15
Loss on prepayment of debt	—	3
Net income attributable to shareholders, as adjusted*	$124	$103

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $107.1 million in the first quarter of 2014, compared with net income attributable to shareholders of $77.9 million in the year-earlier period.  Included in net income attributable to shareholders for the first quarter of 2014 were the previously discussed identifiable intangible asset amortization of $8.9 million and restructuring, integration, and other charges of $8.0 million. Included in net income attributable to shareholders for the first quarter of 2013 were the previously discussed identifiable intangible asset amortization of $7.1 million, restructuring, integration, and other charges of $15.5 million, and a loss on prepayment of debt of $2.6 million. Excluding the aforementioned items net income attributable to shareholders, as adjusted was $124.0 million and $103.1 million for the first quarters of 2014 and 2013, respectively. The increase in net income attributable to shareholders, as adjusted in the first quarters of 2014 compared with the year-earlier period is primarily due to an increase in sales in the global components business segment, an increase in gross profit margins, and the impact of a weaker U.S. dollar on the translation of the company's financial statements. This was partially offset by an increase in operating expenses, primarily due to recent acquisitions.

Liquidity and Capital Resources

At March 29, 2014 and December 31, 2013, the company had cash and cash equivalents of $258.3 million and $390.6 million, respectively, of which $231.0 million and $347.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2014, the net amount of cash provided by the company's operating activities was $124.0 million, the net amount of cash used for investing activities was $93.1 million, and the net amount of cash used for financing activities was $158.8 million.  The effect of exchange rate changes on cash was a decrease of $4.5 million.

During the first quarter of 2013, the net amount of cash used for the company's operating activities was $179.4 million, the net amount of cash used for investing activities was $39.1 million, and the net amount of cash provided by financing activities was $186.5 million.  The effect of exchange rate changes on cash was a decrease of $13.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 62.9% at March 29, 2014 and 65.8% at December 31, 2013.

The net amount of cash provided by the company's operating activities during the first quarter of 2014 was $124.0 million and was primarily due to earnings from operations, adjusted for non-cash items.

The net amount of cash used for the company's operating activities during the first quarter of 2013 was $179.4 million and was primarily due to an increase in working capital offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 16.3% in the first quarter of 2014 compared with 16.9% in the first quarter of 2013.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2014 was $93.1 million, reflecting $60.2 million of cash consideration paid, net of cash acquired, for acquired businesses and $32.8 million for capital expenditures. Included in capital expenditures for the first quarter of 2014 is $15.7 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first quarter of 2014, the company completed one acquisition. The aggregate consideration paid for this acquisition was $60.2 million, net of cash acquired, contingent consideration, and other amounts withheld.

The net amount of cash used for investing activities during the first quarter of 2013 was $39.1 million, reflecting $9.4 million of cash consideration paid, net of cash acquired, for acquired businesses, $26.8 million for capital expenditures, and other cash outflows of $3.0 million. Included in capital expenditures for the first quarter of 2013 is $15.1 million related to the company's global ERP initiative.

During the first quarter of 2013, the company completed one acquisition. The aggregate consideration paid for this acquisition was $9.4 million, net of contingent consideration.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first quarter of 2014 was $158.8 million. The uses of cash from financing activities included $88.5 million of repurchases of common stock, $85.0 million of net repayments of long-term bank borrowings, and a $7.3 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first quarter of 2014 were $22.0 million proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash provided by financing activities during the first quarter of 2013 was $186.5 million. The sources of cash from financing activities included $591.2 million of net proceeds from a note offering, $44.3 million of net proceeds of long-term bank borrowings, $10.6 million of proceeds from the exercise of stock options, and $6.5 million related to excess tax benefits from stock-based compensation arrangements. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $113.5 million of repurchases of common stock, and a $14.3 million decrease in short-term and other borrowings.

During the first quarter of 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During the first quarter of 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first quarter of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at March 29, 2014) based on the company's credit ratings. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at March 29, 2014 and December 31, 2013. During the first quarters of 2014 and 2013, the average daily balance outstanding under the revolving credit facility was $485.2 million and $364.6 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 29, 2014), which is based on the company's credit ratings, or an effective interest rate of .59% at March 29, 2014.  The facility fee is .40%. The company had $335.0 million and $420.0 million in outstanding borrowings under the asset securitization program at March 29, 2014 and December 31, 2013, respectively.  During the first quarters of 2014 and 2013, the average daily balance outstanding under the asset securitization program was $306.8 million and $291.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 29, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility, and asset securitization program, its expected ability to generate future operating cash flows, and the company's access to capital markets are sufficient to meet its projected cash flow needs for the foreseeable future. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.  Since December 31, 2013, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except that in March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. At March 29, 2014 and December 31, 2013, the company had $335.0 million and $420.0 million, respectively, in outstanding borrowings under this program.

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. As of March 29, 2014, the company repurchased 2,294,163 shares under this program with a market value of $123.6 million at the dates of repurchase.

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

There were no significant changes during the first quarter of 2014 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at March 29, 2014 and December 31, 2013 was $362.5 million and $445.7 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first quarter of 2014, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $45.0 million and $3.7 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $165.3 million and $5.7 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2014.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At March 29, 2014, approximately 84% of the company's debt was subject to fixed rates, and 16% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first quarter of 2014. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first quarter of 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. During the first quarters of 2014 and 2013, the company reclassified $(.2) million and $.3 million, respectively, into income relating to the 2011 swap.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 29, 2014 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

Transition of Enterprise Resource Planning System

On April 1, 2014 the company completed the process of installing a new ERP system in select operations in the Asia Pacific region as part of a phased implementation schedule. This new ERP system will replace multiple legacy systems of the company over the next few years, with implementation already completed in Europe. The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. The company has not experienced any significant difficulties to date in connection with the implementation or operation of the new ERP system.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program.

The following table shows the share-repurchase activity for the quarter ended March 29, 2014:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 through January 31, 2014	—	$—	—	$151,428,586
February 1 through February 28, 2014	1,596,083	55.45	1,355,048	76,428,589
March 1 through March 29, 2014	—	—	—	76,428,589
Total	1,596,083		1,355,048

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended March 29, 2014 is 241,035 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	May 6, 2014	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer