Form 10-Q
period 2014-06-28
ARROW ELECTRONICS INC
filed 2014-07-29
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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
Yes ☐   No ☒

There were 98,838,427 shares of Common Stock outstanding as of July 25, 2014.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales	$5,676,539	$5,306,085	$10,758,579	$10,155,714
Costs and expenses:
Cost of sales	4,929,018	4,616,513	9,307,230	8,824,070
Selling, general, and administrative expenses	489,908	470,874	967,811	922,279
Depreciation and amortization	39,712	32,599	76,283	64,104
Restructuring, integration, and other charges	9,632	30,224	21,246	51,834
	5,468,270	5,150,210	10,372,570	9,862,287
Operating income	208,269	155,875	386,009	293,427
Equity in earnings of affiliated companies	1,181	1,360	2,598	3,343
Loss on prepayment of debt	—	—	—	4,277
Interest and other financing expense, net	28,920	30,199	58,557	59,729
Income before income taxes	180,530	127,036	330,050	232,764
Provision for income taxes	52,470	37,000	94,798	64,770
Consolidated net income	128,060	90,036	235,252	167,994
Noncontrolling interests	176	101	248	184
Net income attributable to shareholders	$127,884	$89,935	$235,004	$167,810
Net income per share:
Basic	$1.29	$.87	$2.36	$1.61
Diluted	$1.27	$.86	$2.33	$1.58
Weighted-average shares outstanding:
Basic	99,449	103,225	99,695	104,542
Diluted	100,562	104,024	100,980	105,892

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Consolidated net income	$128,060	$90,036	$235,252	$167,994
Other comprehensive income:
Foreign currency translation adjustment	(14,222)	14,311	(24,729)	(51,859)
Unrealized gain (loss) on investment securities, net	5,134	581	5,730	(1,397)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	100	137	199	1,881
Employee benefit plan items, net	553	763	1,106	1,562
Other comprehensive income (loss)	(8,435)	15,792	(17,694)	(49,813)
Comprehensive income	119,625	105,828	217,558	118,181
Less: Comprehensive income attributable to noncontrolling interests	176	101	248	184
Comprehensive income attributable to shareholders	$119,449	$105,727	$217,310	$117,997

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 28, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$308,936	$390,602
Accounts receivable, net	5,137,798	5,769,759
Inventories	2,295,216	2,167,287
Other current assets	280,436	258,122
Total current assets	8,022,386	8,585,770
Property, plant, and equipment, at cost:
Land	24,023	24,051
Buildings and improvements	144,780	142,583
Machinery and equipment	1,163,463	1,113,987
	1,332,266	1,280,621
Less: Accumulated depreciation and amortization	(690,835)	(648,232)
Property, plant, and equipment, net	641,431	632,389
Investments in affiliated companies	68,410	67,229
Intangible assets, net	419,282	426,069
Cost in excess of net assets of companies acquired	2,081,930	2,039,293
Other assets	326,154	310,133
Total assets	$11,559,593	$12,060,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,074,627	$4,503,200
Accrued expenses	679,454	774,868
Short-term borrowings, including current portion of long-term debt	17,338	23,878
Total current liabilities	4,771,419	5,301,946
Long-term debt	2,103,960	2,226,132
Other liabilities	376,069	347,977
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2014 and 2013
Issued - 125,424 shares in both 2014 and 2013	125,424	125,424
Capital in excess of par value	1,065,657	1,071,075
Treasury stock (26,621 and 25,488 shares in 2014 and 2013, respectively), at cost	(1,009,351)	(920,528)
Retained earnings	3,913,713	3,678,709
Accumulated other comprehensive income	207,858	225,552
Total shareholders' equity	4,303,301	4,180,232
Noncontrolling interests	4,844	4,596
Total equity	4,308,145	4,184,828
Total liabilities and equity	$11,559,593	$12,060,883

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Consolidated net income	$235,252	$167,994
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	76,283	64,104
Amortization of stock-based compensation	20,167	12,782
Equity in earnings of affiliated companies	(2,598)	(3,343)
Deferred income taxes	15,979	19,548
Restructuring, integration, and other charges	15,546	36,183
Excess tax benefits from stock-based compensation arrangements	(6,248)	(6,617)
Other	1,372	2,250
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	597,926	161,163
Inventories	(130,669)	(59,866)
Accounts payable	(410,063)	(124,091)
Accrued expenses	(107,937)	(173,852)
Other assets and liabilities	(21,538)	58,258
Net cash provided by operating activities	283,472	154,513
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(60,224)	(9,382)
Acquisition of property, plant, and equipment	(62,003)	(53,561)
Other	—	(3,000)
Net cash used for investing activities	(122,227)	(65,943)
Cash flows from financing activities:
Change in short-term and other borrowings	(9,904)	(27,739)
Repayment of long-term bank borrowings, net	(120,000)	(85,300)
Net proceeds from note offering	—	591,156
Redemption of senior notes	—	(338,184)
Proceeds from exercise of stock options	18,321	12,295
Excess tax benefits from stock-based compensation arrangements	6,248	6,617
Repurchases of common stock	(138,811)	(312,310)
Net cash used for financing activities	(244,146)	(153,465)
Effect of exchange rate changes on cash	1,235	1,102
Net decrease in cash and cash equivalents	(81,666)	(63,793)
Cash and cash equivalents at beginning of period	390,602	409,684
Cash and cash equivalents at end of period	$308,936	$345,891

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly period ended March 29, 2014, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12"). ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for interim and annuals periods beginning after December 15, 2015, with early adoption permitted. The adoption of the provisions of ASU No. 2014-12 is not expected to have a material impact on the company's financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU No. 2014-11"). ASU No. 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.   ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.   ASU No. 2014-11 is effective for interim and annuals periods beginning after December 15, 2014, with early application prohibited. The adoption of the provisions of ASU No. 2014-11 is not expected to have a material impact on the company's financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In April 2014, the FASB issued Accounting Standards Update No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity ("ASU No. 2014-08"). ASU No. 2014-08 amends the requirements for reporting and disclosing discontinued operations. Under ASU No. 2014-08, a disposal of a component of an entity or a group of components of an entity is required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on the entity’s operations and financial results. ASU No. 2014-08 is effective for interim and annual periods beginning after December 15, 2014, with early adoption permitted and is to be applied prospectively. The adoption of the provisions of ASU No. 2014-08 is not expected to have a material impact on the company's financial position or results of operations.

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

2014 Acquisition

During the first six months of 2014, the company completed one acquisition. The aggregate consideration for this acquisition was $66,287, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisition on the consolidated results of operations of the company for the second quarter and first six months of 2014 and 2013 as though this acquisition occurred on January 1, 2013 was also not material.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the company's unaudited consolidated results of operations for 2013, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1:

	Quarter Ended June 29, 2013		Six Months Ended June 29, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,306,085	$5,563,757	$10,155,714	$10,666,360
Net income attributable to shareholders	89,935	93,878	167,810	174,545
Net income per share:
Basic	$.87	$.91	$1.61	$1.67
Diluted	$.86	$.90	$1.58	$1.65

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2013 (a)	$1,000,860	$1,038,433	$2,039,293
Acquisitions	45,652	—	45,652
Foreign currency translation adjustment	864	(3,879)	(3,015)
Balance as of June 28, 2014 (a)	$1,047,376	$1,034,554	$2,081,930

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of June 28, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	389,362	(154,920)	234,442
Developed technology	5 years	9,877	(5,152)	4,725
Other intangible assets	(b)	2,905	(1,790)	1,115
		$581,144	$(161,862)	$419,282

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

During the second quarters of 2014 and 2013, the company recorded amortization expense related to identifiable intangible assets of $10,870 ($8,867 net of related taxes or $.09 per share on both a basic and diluted basis) and $8,869 ($7,029 net of related taxes or $.07 per share on both a basic and diluted basis), respectively.

During the first six months of 2014 and 2013, the company recorded amortization expense related to identifiable intangible assets of $21,817 ($17,774 net of related taxes or $.18 per share on both a basic and diluted basis) and $17,826 ($14,145 net of related taxes or $.14 and $.13 per share on a basic and diluted basis, respectively), respectively.

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

The following table presents the company's investment in Marubun/Arrow and the company's investment and long-term note receivable in Altech Industries:

	June 28, 2014	December 31, 2013
Marubun/Arrow	$55,686	$54,672
Altech Industries	12,724	12,557
	$68,410	$67,229

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Marubun/Arrow	$975	$1,195	$2,123	$2,828
Altech Industries	206	165	475	515
	$1,181	$1,360	$2,598	$3,343

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At June 28, 2014, the company's pro-rata share of this debt was approximately $3,300. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 28, 2014	December 31, 2013
Accounts receivable	$5,200,036	$5,833,888
Allowances for doubtful accounts	(62,238)	(64,129)
Accounts receivable, net	$5,137,798	$5,769,759

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At June 28, 2014 and December 31, 2013, short-term borrowings of $17,338 and $23,878, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at June 28, 2014 and December 31, 2013 were 4.4% and 4.5%, respectively.

Long-term debt consists of the following:

	June 28, 2014	December 31, 2013
Asset securitization program	$300,000	$420,000
3.375% notes, due 2015	253,639	255,004
6.875% senior debentures, due 2018	199,183	199,078
3.00% notes, due 2018	298,839	298,691
6.00% notes, due 2020	299,949	299,945
5.125% notes, due 2021	249,475	249,435
4.50% notes, due 2023	297,864	297,767
7.50% senior debentures, due 2027	198,240	198,170
Interest rate swaps designated as fair value hedges	270	—
Other obligations with various interest rates and due dates	6,501	8,042
	$2,103,960	$2,226,132

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The estimated fair market value, using quoted market prices, is as follows:

	June 28, 2014	December 31, 2013
3.375% notes, due 2015	$257,500	$260,000
6.875% senior debentures, due 2018	232,000	228,000
3.00% notes, due 2018	309,000	300,000
6.00% notes, due 2020	339,000	330,000
5.125% notes, due 2021	272,500	260,000
4.50% notes, due 2023	312,000	291,000
7.50% senior debentures, due 2027	246,000	232,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at June 28, 2014), which is based on the company's credit ratings. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at June 28, 2014 and December 31, 2013.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775,000 to $900,000 and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at June 28, 2014), which is based on the company's credit ratings, or an effective interest rate of .59% at June 28, 2014.  The facility fee is .40%.

At June 28, 2014 and December 31, 2013, the company had $300,000 and $420,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,570,371 and $1,867,552, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 28, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In April 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $70,000 at the discretion of the participating bank. There were no outstanding borrowings under the uncommitted line of credit at June 28, 2014.

During the first six months of 2013, the company completed the sale of $300,000 principal amount of 3.00% notes due in 2018 and $300,000 principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During the first six months of 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first six months of 2013 aggregated $4,277 ($2,627 net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest and other financing expense, net, includes interest and dividend income of $750 and $1,529 for the second quarter and first six months of 2014 and $549 and $1,120 for the second quarter and first six months of 2013, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 28, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$25,000	$—	$—	$25,000
Available-for-sale securities	79,302	—	—	79,302
Interest rate swaps	—	270	—	270
Foreign exchange contracts	—	(495)	—	(495)
Contingent consideration	—	—	(12,698)	(12,698)
	$104,302	$(225)	$(12,698)	$91,379

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$69,857	$—	$—	$69,857
Foreign exchange contracts	—	(654)	—	(654)
Contingent consideration	—	—	(5,845)	(5,845)
	$69,857	$(654)	$(5,845)	$63,358

The following table summarizes the Level 3 activity for the first six months of 2014:

Balance as of December 31, 2013	$(5,845)
Fair value of initial contingent consideration	(5,853)
Change in fair value of contingent consideration included in earnings	(1,051)
Foreign currency translation adjustment	51
Balance as of June 28, 2014	$(12,698)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first six months of 2014 and 2013, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun"), a 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at June 28, 2014 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,735
Unrealized holding gain	4,311	31,710	6,732
Fair value	$14,327	$42,508	$22,467

The fair value of the company's available-for-sale securities at December 31, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,614
Unrealized holding gain	2,709	24,903	5,817
Fair value	$12,725	$35,701	$21,431

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

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.2% at June 28, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $166 at June 28, 2014.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.5% at June 28, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $104 at June 28, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first six months of 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(163) and $(324) for the second quarter and first six months of 2014 and $(222) and $70 for the second quarter and first six months of 2013, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at June 28, 2014 and December 31, 2013 was $358,922 and $445,684, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	June 28, 2014	December 31, 2013
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other Assets	$270	$—
Foreign exchange contracts designated as cash flow hedges	Other current assets	185	368
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(432)	(203)
Total derivative instruments designated as hedging instruments		23	165
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	844	1,275
Foreign exchange contracts	Accrued expenses	(1,092)	(2,094)
Total derivative instruments not designated as hedging instruments		(248)	(819)
Total		$(225)	$(654)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—	$—
Total	$—	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(1,685)	$194	$228	$(940)
Total	$(1,685)	$194	$228	$(940)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 28, 2014		June 28, 2014
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(22)	$—	$(390)
Gain (loss) reclassified into income	$(163)	$(69)	$(324)	$67
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 29, 2013		June 29, 2013
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(441)	$3,132	$(500)
Gain (loss) reclassified into income	$(222)	$228	$(222)	$480
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$292	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(d)	Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Cost of sales" in the company's consolidated statements of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Contingent Consideration

In connection with the 2014 acquisition, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $9,000 over an eighteen-month period. Additionally, in connection with three acquisitions prior to 2014, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $6,000 over a two-year period and $23,400 at the end of a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $4,155 and $8,543 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheet as of June 28, 2014, respectively. Contingent consideration of $2,123 and $3,722 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheet as of December 31, 2013, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of June 28, 2014.

Other

Cash equivalents consist of overnight time deposits with quality financial institutions. These financial institutions are located in many different geographical regions, and the company's policy is designed to limit exposure with any one institution. As part of its cash and risk management processes, the company performs periodic evaluations of the relative credit standing of these financial institutions.

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the second quarters of 2014 and 2013, the company recorded restructuring, integration, and other charges of $9,632 ($7,526 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively) and $30,224 ($20,688 net of related taxes or $.20 per share on both a basic and diluted basis), respectively.

During the first six months of 2014 and 2013, the company recorded restructuring, integration, and other charges of $21,246 ($15,546 net of related taxes or $.16 and $.15 per share on a basic and diluted basis, respectively) and $51,834 ($36,183 net of related taxes or $.35 and $.34 per share on a basic and diluted basis, respectively), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Restructuring and integration charge - current period actions	$10,993	$27,305	$21,406	$45,864
Restructuring and integration charges (credits) - actions taken in prior periods	(513)	711	(351)	921
Acquisition-related expenses (credits)	(848)	2,208	191	5,049
	$9,632	$30,224	$21,246	$51,834

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2014 Restructuring and Integration Charge

The following table presents the components of the 2014 restructuring and integration charge of $21,406 and activity in the related restructuring and integration accrual for the first six months of 2014:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$18,254	$1,971	$1,181	$21,406
Payments	(11,288)	(1,032)	(443)	(12,763)
Non-cash usage	—	—	(729)	(729)
Foreign currency translation	(48)	(1)	—	(49)
Balance as of June 28, 2014	$6,918	$938	$9	$7,865

The restructuring and integration charge of $21,406 for the first six months of 2014 includes personnel costs of $18,254, facilities costs of $1,971, and other costs of $1,181.  The personnel costs are related to the elimination of approximately 150 positions within the global ECS business segment and approximately 140 positions within the global components business segment. The facilities costs are related to exit activities for nine vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Restructuring and Integration Charge

The following table presents the activity in the restructuring and integration accrual for the first six months of 2014 related to the 2013 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2013	$25,721	$5,808	$208	$31,737
Restructuring and integration charge (credit)	(740)	461	—	(279)
Payments	(20,227)	(3,328)	(90)	(23,645)
Foreign currency translation	(188)	(9)	(2)	(199)
Balance as of June 28, 2014	$4,566	$2,932	$116	$7,614

Restructuring and Integration Accruals Related to Actions Taken Prior to 2013

The following table presents the activity in the restructuring and integration accruals for the first six months of 2014 related to restructuring and integration actions taken prior to 2013:

	Personnel Costs	Facilities Costs	Total
Balance as of December 31, 2013	$1,822	$2,592	$4,414
Restructuring and integration charges (credits)	18	(90)	(72)
Payments	(794)	(1,355)	(2,149)
Foreign currency translation	(18)	25	7
Balance as of June 28, 2014	$1,028	$1,172	$2,200

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $17,679 at June 28, 2014, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $12,512 to cover the termination of personnel are primarily expected to be spent within one year.

•	The accruals for facilities totaling $5,042 relate to vacated leased properties that have scheduled payments of $2,655 in 2014, $1,528 in 2015, $537 in 2016, $133 in 2017, and $189 in 2018.

•	Other accruals of $125 is expected to be spent within one year.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the second quarter and first six months of 2014 are acquisition-related expenses (credits) of $(848) and $191, respectively, primarily consisting of professional fees directly related to recent acquisition activity, offset by an insurance recovery related to environmental matters in connection with the Wyle Electronics ("Wyle") acquisition.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2013 are acquisition-related expenses of $2,208 and $5,049, respectively, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income attributable to shareholders	$127,884	$89,935	$235,004	$167,810
Weighted-average shares outstanding - basic	99,449	103,225	99,695	104,542
Net effect of various dilutive stock-based compensation awards	1,113	799	1,285	1,350
Weighted-average shares outstanding - diluted	100,562	104,024	100,980	105,892
Net income per share:
Basic	$1.29	$.87	$2.36	$1.61
Diluted (a)	$1.27	$.86	$2.33	$1.58

(a)
Stock-based compensation awards for the issuance of 316 and 241 shares for the second quarter and first six months of 2014 and 1,296 and 1,171 for the second quarter and first six months of 2013, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss):

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Foreign Currency Translation Adjustment:
Other comprehensive income (loss) before reclassifications (a)	$(14,291)	$14,539	$(24,662)	$(51,379)
Amounts reclassified into income	69	(228)	(67)	(480)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	5,134	581	5,730	(1,397)
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—	—	1,923
Amounts reclassified into income	100	137	199	(42)
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	37	46	73	50
Amounts reclassified into income	516	717	1,033	1,512
Net change in accumulated other comprehensive income (loss)	$(8,435)	$15,792	$(17,694)	$(49,813)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $13,073 and $19,470 for the second quarter and first six months of 2014 and $(13,224) and $(8,602) for the second quarter and first six months of 2013, respectively.

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of June 28, 2014, the company repurchased 3,185,089 shares under these programs with a market value of $173,571 at the dates of repurchase, of which 890,926 shares with a market value of $50,000 were repurchased during the second quarter of 2014.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. Additionally, as part of the company's acquisition of Wyle in 2000, the company acquired a defined benefit plan from Wyle which provided retirement benefits for certain employees.  Benefits under this plan were frozen as of December 31, 2000. The components of the net periodic benefit costs for the Arrow SERP and Wyle benefit plan are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Components of net periodic benefit costs:
Service cost	$333	$532	$666	$1,064
Interest cost	2,205	1,967	4,410	3,934
Expected return on plan assets	(1,756)	(1,629)	(3,512)	(3,258)
Amortization of net loss	821	1,147	1,642	2,294
Amortization of prior service cost	11	11	22	22
Net periodic benefit costs	$1,614	$2,028	$3,228	$4,056

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $37,000 from certain insurance carriers relating to environmental clean-up matters at the Norco site, of which approximately $4,000 was recovered during the second quarter of 2014.  The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters will likely take several years. The company has not recorded

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Approximately $46,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,130 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

In April 2014, the company responded to the Civil Investigative Demand. The Civil Investigative Demand merely sought information, and no proceedings have been instituted against any person. The company continues to believe that there has not been any conduct by the company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. Since this matter is at a preliminary stage, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Sales:
Global components	$3,569,344	$3,398,690	$6,990,525	$6,591,270
Global ECS	2,107,195	1,907,395	3,768,054	3,564,444
Consolidated	$5,676,539	$5,306,085	$10,758,579	$10,155,714
Operating income (loss):
Global components	$159,642	$140,158	$320,788	$268,438
Global ECS	95,990	80,722	160,148	142,313
Corporate (a)	(47,363)	(65,005)	(94,927)	(117,324)
Consolidated	$208,269	$155,875	$386,009	$293,427

(a)
Includes restructuring, integration, and other charges of $9,632 and $21,246 for the second quarter and first six months of 2014 and $30,224 and $51,834 for the second quarter and first six months of 2013, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, are as follows:

	June 28, 2014	December 31, 2013
Global components	$7,079,955	$6,596,255
Global ECS	3,800,950	4,807,400
Corporate	678,688	657,228
Consolidated	$11,559,593	$12,060,883

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Americas (b)	$2,802,626	$2,760,625	$5,200,058	$5,246,772
EMEA	1,761,961	1,490,123	3,415,873	2,932,294
Asia/Pacific	1,111,952	1,055,337	2,142,648	1,976,648
Consolidated	$5,676,539	$5,306,085	$10,758,579	$10,155,714

(b)
Includes sales related to the United States of $2,581,909 and $4,756,574 for the second quarter and first six months of 2014 and $2,541,786 and $4,807,163 for the second quarter and first six months of 2013, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	June 28, 2014	December 31, 2013
Americas (c)	$536,094	$526,640
EMEA	83,597	84,383
Asia/Pacific	21,740	21,366
Consolidated	$641,431	$632,389

(c)	Includes net property, plant, and equipment related to the United States of $534,405 and $525,080 at June 28, 2014 and December 31, 2013, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first six months of 2014, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

During the first six months of 2014, the company completed one acquisition. During 2013, the company completed five acquisitions, including the acquisition of CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG. Refer to Note C, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

Executive Summary

Consolidated sales for the second quarter and first six months of 2014 increased by 7.0% and 5.9%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2014 was driven by an increase in the global components business segment sales of 5.0% and 6.1%, respectively, and an increase in the global ECS business segment sales of 10.5% and 5.7%, respectively. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.2% and 1.1% for the second quarter and first six months of 2014, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar.

Net income attributable to shareholders increased to $127.9 million and $235.0 million in the second quarter and first six months of 2014, respectively, compared with net income attributable to shareholders of $89.9 million and $167.8 million in the year-earlier periods.  The following items impacted the comparability of the company's results:

Second quarters of 2014 and 2013:

•	restructuring, integration, and other charges of $9.6 million ($7.5 million net of related taxes) in 2014 and $30.2 million ($20.7 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $10.9 million ($8.9 million net of related taxes) in 2014 and $8.9 million ($7.0 million net of relates taxes) in 2013; and

•
an increase in the provision for income taxes of $5.4 million and interest expense of $1.5 million ($.9 million net of related taxes) relating to the settlement of certain international tax matters in 2013.

First six months of 2014 and 2013:

•	restructuring, integration, and other charges of $21.2 million ($15.5 million net of related taxes) in 2014 and $51.8 million ($36.2 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $21.8 million ($17.8 million net of related taxes) in 2014 and $17.8 million ($14.1 million net of relates taxes) in 2013;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $5.4 million and interest expense of $1.5 million ($.9 million net of related taxes) relating to the settlement of certain international tax matters in 2013.

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2014 increased compared to the year-earlier periods, primarily due to an increase in sales in the global components segment, an increase in gross profit margins, the impact of recent acquisitions, and the effect of a weaker U.S. dollar on the translation of the company's financial statements.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on prepayment of debt, and settlement of certain international tax matters.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Consolidated sales, as reported	$5,677	$5,306	7.0%	$10,759	$10,156	5.9%
Impact of changes in foreign currencies	—	63		—	108
Impact of acquisitions	—	264		—	522
Consolidated sales, as adjusted	$5,677	$5,633.8%		$10,759	$10,786	(.3)%

Global components sales, as reported	$3,569	$3,399	5.0%	$6,991	$6,591	6.1%
Impact of changes in foreign currencies	—	41		—	70
Impact of acquisitions	—	55		—	112
Global components sales, as adjusted	$3,569	$3,495	2.1%	$6,991	$6,773	3.2%

Global ECS sales, as reported	$2,107	$1,907	10.5%	$3,768	$3,564	5.7%
Impact of changes in foreign currencies	—	21		—	38
Impact of acquisitions	—	209		—	410
Global ECS sales, as adjusted	$2,107	$2,137	(1.4)%	$3,768	$4,012	(6.1)%

Consolidated sales for the second quarter and first six months of 2014 increased by $370.5 million, or 7.0%, and $602.9 million, or 5.9%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2014 was driven by an increase in global components business segment sales of $170.7 million, or 5.0%, and $399.3 million, or 6.1%, respectively, and by an increase in global ECS business segment sales of $199.8 million or 10.5%, and $203.6 million or 5.7%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.2% and 1.1% for the second quarter and first six months of 2014, respectively, compared with the year-earlier periods, due to a weaker U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by .8% for the second quarter of 2014 and remained relatively flat for the first six months of 2014, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2014 increased 5.0% and 6.1%, respectively, compared with the year-earlier periods primarily due to an increase in demand for products worldwide, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Sales for the second quarter of 2014 increased 9.2% in the EMEA (Europe, Middle East, and Africa) region, 5.4% in the Asia Pacific region, and 2.1% in the Americas region, compared with the year-earlier period. Sales for the first six months of 2014 increased 10.4% in the EMEA region, 8.4% in the Asia Pacific region, and 1.7% in the Americas region, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 2.1% and 3.2% for the second quarter and first six months of 2014, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2014 increased 10.5% and 5.7%, respectively, compared with the year-earlier periods, primarily driven by growth in services and software, offset, in part, by a decrease in demand for servers. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 1.4% and 6.1% for the second quarter and first six months of 2014, respectively, compared with the year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended				Six Months Ended
	June 28, 2014	June 29, 2013	Change		June 28, 2014	June 29, 2013	Change
Consolidated gross profit, as reported	$748	$690	8.4%		$1,451	$1,332	9.0%
Impact of changes in foreign currencies	—	9			—	17
Impact of acquisitions	—	43			—	83
Consolidated gross profit, as adjusted	$748	$742.9%			$1,451	$1,432	1.4%
Consolidated gross profit as a percentage of sales, as reported	13.2%	13.0%	20	bps	13.5%	13.1%	40	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.2%	13.2%	flat		13.5%	13.3%	20	bps

The company recorded gross profit of $747.5 million and $1.45 billion in the second quarter and first six months of 2014, respectively, compared with $689.6 million and $1.33 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 7.0% and 5.9% increase in sales during the second quarter and first six months of 2014, respectively. Gross profit margins for the second quarter and first six months of 2014 increased by approximately 20 and 40 basis points, respectively, compared with the year-earlier periods. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margins were flat in the second quarter of 2014 and increased approximately 20 basis points in the first six months of 2014, compared with the year-earlier periods. The increase in the first six months of 2014 is primarily due to a higher percentage of the company's sales derived from its global components business segment, as well as a more favorable product mix in the global ECS business segment, as compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 28, 2014	June 29, 2013	% Change	June 28, 2014	June 29, 2013	% Change
Selling, general, and administrative expenses, as reported	$490	$471	4.0%	$968	$922	4.9%
Depreciation and amortization, as reported	40	33	21.8%	76	64	19.0%
Operating expenses, as reported	530	504	5.2%	1,044	986	5.9%
Impact of changes in foreign currencies	—	8		—	13
Impact of acquisitions	—	36		—	71
Operating expenses, as adjusted	$530	$548	(3.2)%	$1,044	$1,070	(2.4)%

Selling, general, and administrative expenses increased by $19.0 million, or 4.0%, in the second quarter of 2014 on a sales increase of 7.0%, and increased by $45.5 million, or 4.9%, in the first six months of 2014 on a sales increase of 5.9%, compared with the year-earlier periods, primarily due to recent acquisitions. Selling, general, and administrative expenses, as a percentage of sales were 8.6% and 9.0% for the second quarter and first six months of 2014, respectively, compared with 8.9% and 9.1% in the year-earlier periods.

Depreciation and amortization expense increased by $7.1 million, or 21.8%, and $12.2 million, or 19.0%, for the second quarter and first six months of 2014, compared with the year-earlier periods, primarily due to recent acquisitions and further implementation of the company's enterprise resource planning ("ERP") initiative. Included in depreciation and amortization expense is identifiable intangible asset amortization of $10.9 million ($8.9 million net of related taxes or $.09 per share on both a basic and diluted basis) and $21.8 million ($17.8 million net of related taxes or $.18 per share on both a basic and diluted basis) for the second quarter and first six months of 2014, respectively, and $8.9 million ($7.0 million net of related taxes or $.07 per share on both a basic and diluted basis) and $17.8 million ($14.1 million net of related taxes or $.14 and $.13 per share on a basic and diluted basis, respectively) for the second quarter and first six months of 2013, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for the second quarter and first six months of 2014 decreased 3.2% and 2.4%, respectively.

Restructuring, Integration, and Other Charges

2014 Charges

The company recorded restructuring, integration, and other charges of $9.6 million ($7.5 million net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively) and $21.2 million ($15.5 million net of related taxes or $.16 and $.15 per share on a basic and diluted basis, respectively) for the second quarter and first six months of 2014, respectively.  Included in the restructuring, integration, and other charges for the second quarter and first six months of 2014 are restructuring and integration charges of $11.0 million and $21.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2014 are charges (credits) of $(.5) million and $(.4) million related to restructuring and integration actions taken in prior periods and acquisition-related expenses (credits) of $(.8) million and $.2 million, respectively.

The restructuring and integration charge of $11.0 million and $21.4 million for the second quarter and first six months of 2014, respectively, includes personnel costs of $10.0 million and $18.3 million, facilities costs of $.5 million and $2.0 million, and other costs of $.7 million and $1.2 million, respectively.  The personnel costs are related to the elimination of approximately 150 positions within the global ECS business segment and approximately 140 positions within the global components business segment. The facilities costs are related to exit activities for nine vacated facilities in the Americas and EMEA due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Charges

The company recorded restructuring, integration, and other charges of $30.2 million ($20.7 million net of related taxes or $.20 per share on both a basic and diluted basis) and $51.8 million ($36.2 million net of related taxes or $.35 and $.34 per share on a basic and diluted basis, respectively) for the second quarter and first six months of 2013, respectively. Included in the restructuring, integration, and other charges for the second quarter and first six months of 2013 are restructuring and integration charges of $27.3 million and $45.9 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2013 are charges of $.7 million and $.9 million, respectively, related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.2 million and $5.0 million, respectively.

The restructuring and integration charge of $27.3 million and $45.9 million for the second quarter and first six months of 2013, respectively, includes personnel costs of $23.8 million and $40.7 million, facilities costs of $2.8 million and $4.5 million, and other costs of $.7 million and $.7 million, respectively. The personnel costs are related to the elimination of approximately 590 positions within the global components business segment and approximately 180 positions within the global ECS business segment. The facilities costs are related to exit activities for 26 vacated facilities worldwide due to the company's continued efforts to streamline its operations and reduce real estate costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of June 28, 2014, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Consolidated operating income, as reported	$208	$156	$386	$293
Identifiable intangible asset amortization	11	9	22	18
Restructuring, integration, and other charges	10	30	21	52
Consolidated operating income, as adjusted*	$229	$195	$429	$363
Consolidated operating income, as reported as a percentage of sales, as reported	3.7%	2.9%	3.6%	2.9%
Consolidated operating income, as adjusted as a percentage of sales, as reported	4.0%	3.7%	4.0%	3.6%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $208.3 million, or 3.7% of sales, and $386.0 million, or 3.6% of sales, in the second quarter and first six months of 2014, respectively, compared with operating income of $155.9 million, or 2.9% of sales, and $293.4 million, or 2.9% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted was $228.8 million, or 4.0% of sales, and $429.1 million, or 4.0% of sales, in the second quarter and first six months of 2014, respectively, compared with operating income, as adjusted of $195.0 million, or 3.7% of sales, and $363.1 million, or 3.6% of sales, in the year-earlier periods.

Loss on Prepayment of Debt

During the first six months of 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $28.9 million and $58.6 million for the second quarter and first six months of 2014, compared with $30.2 million and $59.7 million in the year-earlier periods. The second quarter and first six months of 2013 include an increase in interest expense of $1.5 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international tax matters. Excluding this item net interest and other financing expense remained relatively flat.

Income Taxes

The company recorded a provision for income taxes of $52.5 million and $94.8 million (an effective tax rate of 29.1% and 28.7%) for the second quarter and first six months of 2014, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2014 were impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned item, the company's effective tax rate for the second quarter and first six months of 2014 was 28.7% and 28.6%, respectively.

The company recorded a provision for income taxes of $37.0 million and $64.8 million (an effective tax rate of 29.1% and 27.8%) for the second quarter and first six months of 2013, respectively.  In the second quarter of 2013, the company recorded an increase in the provision for income taxes of $5.4 million ($.05 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2013 was impacted by the previously discussed settlement of certain international tax matters and restructuring, integration, and other charges. The company's provision for income taxes and effective tax rate for the first six months of 2013 was also impacted by the previously discussed loss on prepayment of debt. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2013 was 26.3% and 26.6%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income attributable to shareholders, as reported	$128	$90	$235	$168
Identifiable intangible asset amortization	9	7	18	14
Restructuring, integration, and other charges	8	21	16	36
Loss on prepayment of debt	—	—	—	3
Settlement of tax matters:
Income taxes	—	5	—	5
Interest (net of taxes)	—	1	—	1
Net income attributable to shareholders, as adjusted*	$144	$124	$268	$227

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $127.9 million and $235.0 million in the second quarter and first six months of 2014, respectively, compared with net income attributable to shareholders of $89.9 million and $167.8 million in the year-earlier periods. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, loss on prepayment of debt, and settlement of certain international tax matters, net income attributable to shareholders, as adjusted was $144.3 million and $268.3 million for the second quarter and first six months of 2014, respectively, compared with net income attributable to shareholders, as adjusted was $124.0 million and $227.1 million in the year earlier periods primarily due to an increase in sales in the global components segment, an increase in gross profit margins, the impact of recent acquisitions, and the effect of a weaker U.S. dollar on the translation of the company's financial statements.

Liquidity and Capital Resources

At June 28, 2014 and December 31, 2013, the company had cash and cash equivalents of $308.9 million and $390.6 million, respectively, of which $267.4 million and $347.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2014, the net amount of cash provided by the company's operating activities was $283.5 million, the net amount of cash used for investing activities was $122.2 million, and the net amount of cash used for financing activities was $244.1 million.  The effect of exchange rate changes on cash was an increase of $1.2 million.

During the first six months of 2013, the net amount of cash provided by the company's operating activities was $154.5 million, the net amount of cash used for investing activities was $65.9 million, and the net amount of cash used for financing activities was $153.5 million.  The effect of exchange rate changes on cash was an increase of $1.1 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.3% at June 28, 2014 and 65.8% at December 31, 2013.

The net amount of cash provided by the company's operating activities during the first six months of 2014 was $283.5 million and was primarily due to earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first six months of 2013 was $154.5 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by a reduction in accrued expenses.

Working capital as a percentage of sales was 14.8% in the second quarter of 2014 compared with 15.1% in the second quarter of 2013.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2014 was $122.2 million, reflecting $60.2 million of cash consideration paid, net of cash acquired, for acquired businesses and $62.0 million for capital expenditures. Included in capital expenditures for the first six months of 2014 is $30.4 million related to the company's global ERP initiative.

During the first six months of 2014, the company completed one acquisition. The aggregate consideration paid for this acquisition was $60.2 million, net of cash acquired, contingent consideration, and other amounts withheld.

The net amount of cash used for investing activities during the first six months of 2013 was $65.9 million, reflecting $9.4 million of cash consideration paid, net of cash acquired, for acquired businesses, $53.6 million for capital expenditures, and other cash outflows of $3.0 million. Included in capital expenditures for the first six months of 2013 is $27.4 million related to the company's global ERP initiative.

During the first six months of 2013, the company completed one acquisition. The aggregate consideration paid for this acquisition was $9.4 million, net of contingent consideration.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first six months of 2014 was $244.1 million. The uses of cash from financing activities included $138.8 million of repurchases of common stock, $120.0 million of net repayments of long-term bank borrowings, and a $9.9 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first six months of 2014 were $24.6 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash used for financing activities during the first six months of 2013 was $153.5 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $312.3 million of repurchases of common stock, $85.3 million repayment of long-term bank borrowings, and a $27.7 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first six months of 2013 were $591.2 million of net proceeds from a note offering, and $18.9 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During the first six months of 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During the first six months of 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first six months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 and $.02 per share on a basic and diluted basis, respectively) and was recognized as a loss on prepayment of debt.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at June 28, 2014), which is based on the company's credit ratings. The facility fee is .20%. There were no outstanding borrowings under the revolving credit facility at June 28, 2014 and December 31, 2013. During the first six months of 2014 and 2013, the average daily balance outstanding under the revolving credit facility was $416.7 million and $396.1 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at June 28, 2014), which is based on the company's credit ratings, or an effective interest rate of .59% at June 28, 2014.  The facility fee is .40%. The company had $300.0 million and $420.0 million in outstanding borrowings under the asset securitization program at June 28, 2014 and December 31, 2013, respectively.  During the first six months of 2014 and 2013, the average daily balance outstanding under the asset securitization program was $396.6 million and $262.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 28, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In April 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $70.0 million at the discretion of the participating bank. There were no outstanding borrowings under the uncommitted line of credit at June 28, 2014.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.  Since December 31, 2013, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except that in March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. At June 28, 2014 and December 31, 2013, the company had $300.0 million and $420.0 million, respectively, in outstanding borrowings under this program.

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of June 28, 2014, the company repurchased 3,185,089 shares under these programs with a market value of $173.6 million at the dates of repurchase, of which 890,926 shares with a market value of $50.0 million were repurchased during the second quarter of 2014.

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

There were no significant changes during the first six months of 2014 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at June 28, 2014 and December 31, 2013 was $358.9 million and $445.7 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first six months of 2014, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $107.8 million and $4.6 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $341.5 million and $12.6 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2014.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At June 28, 2014, approximately 81% of the company's debt was subject to fixed rates, and 19% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first six months of 2014. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.2% at June 28, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.2 million at June 28, 2014.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.5% at June 28, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.1 million at June 28, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first six months of 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(.2) million and $(.3) million for the second quarter and first six months of 2014 and $(.2) million and $.1 million for the second quarter and first six months of 2013, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 28, 2014 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

During the second quarter of 2014, the company completed the process of installing a new ERP system in select operations in the Asia Pacific region as part of a phased implementation schedule. This new ERP system will replace multiple legacy systems of the company over the next few years, with implementation already completed in Europe. The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. The company has not experienced any significant difficulties to date in connection with the implementation or operation of the new ERP system.

There were no other changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

Except as set forth below, there were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2013:

Add the following two sentences at the end of the introductory paragraph of the Risk Factors:

"Included below are some risks pertaining to specific government regulation, however, not all regulations applicable to the company have been described. The continuing expansion of government laws and regulations, some that may apply specifically to the company’s industry and others to the market generally, could negatively impact the company’s profitability."

Also, add the following risk factor:

Cyber security and privacy breaches may hurt our business, damage our reputation, increase our costs, and cause losses.

The company’s information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such an attack could result in disruption to our operations, loss or disclosure of, or damage to, the company’s or any of its customer’s or supplier’s data or confidential information. While the company believes that it has taken appropriate security measures to protect its data and information technology systems, there can be no assurance that these efforts will prevent breaches in the company's systems.  Further, third parties, such as hosted solution providers, that provide services for the company’s operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure.   Although the company has insurance coverage for protecting against cyber security risks, it may not be sufficient to cover all possible claims, and the company may suffer losses that could have a material adverse effect on its business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended June 28, 2014:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
March 30 through April 30, 2014	355	$56.63	—	$76,428,589
May 1 through May 31, 2014	896,048	56.12	890,926	226,428,610
June 1 through June 28, 2014	—	—	—	226,428,610
Total	896,403		890,926

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced programs" for the quarter ended June 28, 2014 is 5,477 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	July 29, 2014	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer