Form 10-Q
period 2014-09-27
ARROW ELECTRONICS INC
filed 2014-10-29
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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
Yes ☐   No ☒

There were 96,907,979 shares of Common Stock outstanding as of October 24, 2014.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Sales	$5,613,216	$5,048,211	$16,371,795	$15,203,925
Costs and expenses:
Cost of sales	4,884,529	4,376,551	14,191,759	13,200,621
Selling, general, and administrative expenses	485,864	453,920	1,453,675	1,376,199
Depreciation and amortization	39,072	32,436	115,355	96,540
Restructuring, integration, and other charges	3,935	22,568	25,181	74,402
	5,413,400	4,885,475	15,785,970	14,747,762
Operating income	199,816	162,736	585,825	456,163
Equity in earnings of affiliated companies	2,192	1,884	4,790	5,227
Gain on sale of investment	29,743	—	29,743	—
Loss on prepayment of debt	—	—	—	4,277
Interest and other financing expense, net	27,522	27,167	86,079	86,896
Income before income taxes	204,229	137,453	534,279	370,217
Provision for income taxes	57,377	40,490	152,175	105,260
Consolidated net income	146,852	96,963	382,104	264,957
Noncontrolling interests	(12)	184	236	368
Net income attributable to shareholders	$146,864	$96,779	$381,868	$264,589
Net income per share:
Basic	$1.49	$.96	$3.84	$2.56
Diluted	$1.47	$.95	$3.80	$2.53
Weighted-average shares outstanding:
Basic	98,631	100,750	99,336	103,269
Diluted	99,866	101,669	100,609	104,426

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Consolidated net income	$146,852	$96,963	$382,104	$264,957
Other comprehensive income:
Foreign currency translation adjustment	(149,348)	80,812	(174,077)	28,953
Unrealized gain (loss) on investment securities, net	(19,264)	864	(13,534)	(533)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	101	96	300	1,977
Employee benefit plan items, net	551	744	1,657	2,306
Other comprehensive income (loss)	(167,960)	82,516	(185,654)	32,703
Comprehensive income (loss)	(21,108)	179,479	196,450	297,660
Less: Comprehensive income (loss) attributable to noncontrolling interests	(12)	184	236	368
Comprehensive income (loss) attributable to shareholders	$(21,096)	$179,295	$196,214	$297,292

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 27, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$258,233	$390,602
Accounts receivable, net	5,060,959	5,769,759
Inventories	2,242,774	2,167,287
Other current assets	267,732	258,122
Total current assets	7,829,698	8,585,770
Property, plant, and equipment, at cost:
Land	23,867	24,051
Buildings and improvements	143,837	142,583
Machinery and equipment	1,127,650	1,113,987
	1,295,354	1,280,621
Less: Accumulated depreciation and amortization	(660,643)	(648,232)
Property, plant, and equipment, net	634,711	632,389
Investments in affiliated companies	68,056	67,229
Intangible assets, net	421,710	426,069
Cost in excess of net assets of companies acquired	2,076,692	2,039,293
Other assets	280,659	310,133
Total assets	$11,311,526	$12,060,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,806,702	$4,503,200
Accrued expenses	650,779	774,868
Short-term borrowings, including current portion of long-term debt	17,473	23,878
Total current liabilities	4,474,954	5,301,946
Long-term debt	2,211,037	2,226,132
Other liabilities	374,507	347,977
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2014 and 2013
Issued - 125,424 shares in both 2014 and 2013	125,424	125,424
Capital in excess of par value	1,076,124	1,071,075
Treasury stock (27,375 and 25,488 shares in 2014 and 2013, respectively), at cost	(1,055,827)	(920,528)
Retained earnings	4,060,577	3,678,709
Accumulated other comprehensive income	39,898	225,552
Total shareholders' equity	4,246,196	4,180,232
Noncontrolling interests	4,832	4,596
Total equity	4,251,028	4,184,828
Total liabilities and equity	$11,311,526	$12,060,883

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Consolidated net income	$382,104	$264,957
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	115,355	96,540
Amortization of stock-based compensation	31,283	24,247
Equity in earnings of affiliated companies	(4,790)	(5,227)
Deferred income taxes	11,368	15,311
Restructuring, integration, and other charges	18,102	52,260
Gain on sale of investment	(18,269)	—
Excess tax benefits from stock-based compensation arrangements	(6,977)	(6,937)
Other	2,029	2,809
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	556,445	386,542
Inventories	(97,929)	(94,180)
Accounts payable	(632,191)	(361,349)
Accrued expenses	(150,165)	(204,013)
Other assets and liabilities	9,883	64,685
Net cash provided by operating activities	216,248	235,645
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(129,522)	(43,392)
Acquisition of property, plant, and equipment	(87,881)	(85,465)
Proceeds from sale of investment	40,542	—
Other	—	(3,000)
Net cash used for investing activities	(176,861)	(131,857)
Cash flows from financing activities:
Change in short-term and other borrowings	(9,243)	(22,282)
Repayment of long-term bank borrowings, net	(10,200)	(242,900)
Net proceeds from note offering	—	591,156
Redemption of senior notes	—	(338,184)
Proceeds from exercise of stock options	21,013	30,368
Excess tax benefits from stock-based compensation arrangements	6,977	6,937
Repurchases of common stock	(189,411)	(312,613)
Net cash used for financing activities	(180,864)	(287,518)
Effect of exchange rate changes on cash	9,108	25,836
Net decrease in cash and cash equivalents	(132,369)	(157,894)
Cash and cash equivalents at beginning of period	390,602	409,684
Cash and cash equivalents at end of period	$258,233	$251,790

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended June 28, 2014 and March 29, 2014, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2013, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In August 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU No. 2014-15"). ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The adoption of the provisions of ASU No. 2014-15 is not expected to have a material impact on the company's financial position or results of operations.

In August 2014, the FASB issued Accounting Standards Update No. 2014-13, Measuring the Financial Assets and the Financial Liabilities of a Consolidated Collateralized Financing Entity (“ASU No. 2014-13”). ASU No. 2014-13 provides an entity that consolidates a collateralized financing entity (“CFE”) that had elected the fair value option for the financial assets and financial liabilities of such CFE an alternative to current fair value measurement guidance. If elected, the company could measure both the financial assets and the financial liabilities of the CFE by using the more observable of the fair value of the financial assets or the fair value of the financial liabilities. ASU No. 2014-13 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted as of the beginning of an annual period. ASU No. 2014-13 allows for either a retrospective or modified retrospective approach to adoption. The adoption of the provisions of ASU No. 2014-13 is not expected to have a material impact on the company's financial position or results of operations.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.
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

Recently Completed Acquisitions

Subsequent to quarter end, the company completed two acquisitions for a purchase price of approximately $37,000 in cash. The impact of these acquisitions is not expected to have a material impact on the company’s consolidated financial position or results of operations.

2014 Acquisitions

During the first nine months of 2014, the company completed three acquisitions. The aggregate consideration for these acquisitions was $135,585, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the third quarter and first nine months of 2014 and 2013 as though these acquisitions occurred on January 1, 2013 was also not material.

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

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2013, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1:

	Quarter Ended September 28, 2013		Nine Months Ended September 28, 2013
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,048,211	$5,273,114	$15,203,925	$15,939,474
Net income attributable to shareholders	96,779	98,105	264,589	272,572
Net income per share:
Basic	$.96	$.97	$2.56	$2.64
Diluted	$.95	$.96	$2.53	$2.61

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2013 (a)	$1,000,860	$1,038,433	$2,039,293
Acquisitions	56,510	29,227	85,737
Foreign currency translation adjustment	(4,877)	(43,461)	(48,338)
Balance as of September 27, 2014 (a)	$1,052,493	$1,024,199	$2,076,692

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of September 27, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	400,554	(162,517)	238,037
Developed technology	5 years	9,366	(5,339)	4,027
Other intangible assets	(b)	2,703	(2,057)	646
		$591,623	$(169,913)	$421,710

Intangible assets, net, are comprised of the following as of December 31, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	374,244	(134,817)	239,427
Developed technology	5 years	9,625	(4,051)	5,574
Other intangible assets	(b)	4,609	(2,541)	2,068
		$567,478	$(141,409)	$426,069

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

During the third quarters of 2014 and 2013, the company recorded amortization expense related to identifiable intangible assets of $11,108 ($9,086 net of related taxes or $.09 per share on both a basic and diluted basis) and $8,936 ($7,074 net of related taxes or $.07 per share on both a basic and diluted basis), respectively.

During the first nine months of 2014 and 2013, the company recorded amortization expense related to identifiable intangible assets of $32,925 ($26,860 net of related taxes or $.27 per share on both a basic and diluted basis) and $26,762 ($21,219 net of related taxes or $.21 and $.20 per share on a basic and diluted basis, respectively), respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Arrow Altech Holdings (Pty.) Ltd. ("Altech Industries"), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

The following table presents the company's investment in Marubun/Arrow and Altech Industries:

	September 27, 2014	December 31, 2013
Marubun/Arrow	$57,350	$54,672
Altech Industries	10,706	12,557
	$68,056	$67,229

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Marubun/Arrow	$1,965	$1,534	$4,088	$4,362
Altech Industries	227	350	702	865
	$2,192	$1,884	$4,790	$5,227

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At September 27, 2014, the company's pro-rata share of this debt was approximately $7,100. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 27, 2014	December 31, 2013
Accounts receivable	$5,121,783	$5,833,888
Allowances for doubtful accounts	(60,824)	(64,129)
Accounts receivable, net	$5,060,959	$5,769,759

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At September 27, 2014 and December 31, 2013, short-term borrowings of $17,473 and $23,878, were primarily utilized to support the working capital requirements of certain international operations. The weighted average interest rate on these borrowings at September 27, 2014 and December 31, 2013 were 3.6% and 4.5%, respectively.

Long-term debt consists of the following:

	September 27, 2014	December 31, 2013
Revolving credit facility	$49,800	$—
Asset securitization program	360,000	420,000
3.375% notes, due 2015	252,957	255,004
6.875% senior debentures, due 2018	199,235	199,078
3.00% notes, due 2018	298,914	298,691
6.00% notes, due 2020	299,951	299,945
5.125% notes, due 2021	249,494	249,435
4.50% notes, due 2023	297,913	297,767
7.50% senior debentures, due 2027	198,275	198,170
Interest rate swaps designated as fair value hedges	(579)	—
Other obligations with various interest rates and due dates	5,077	8,042
	$2,211,037	$2,226,132

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 27, 2014	December 31, 2013
3.375% notes, due 2015	$255,000	$260,000
6.875% senior debentures, due 2018	228,000	228,000
3.00% notes, due 2018	309,000	300,000
6.00% notes, due 2020	339,000	330,000
5.125% notes, due 2021	270,000	260,000
4.50% notes, due 2023	309,000	291,000
7.50% senior debentures, due 2027	242,000	232,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at September 27, 2014), which is based on the company's credit ratings, or an effective interest rate of 1.40% at September 27, 2014. The facility fee is .20%.  At September 27, 2014, the company had $49,800 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2013.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775,000 to $900,000 and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 27, 2014), which is based on the company's credit ratings, or an effective interest rate of .62% at September 27, 2014.  The facility fee is .40%.

At September 27, 2014 and December 31, 2013, the company had $360,000 and $420,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,543,118 and $1,867,552, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 27, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In April 2014, the company entered into an agreement for an uncommitted line of credit. In September 2014, the company amended its uncommitted line of credit to increase its borrowing capacity from $70,000 to $100,000. There were no outstanding borrowings under the uncommitted line of credit at September 27, 2014.

During the first nine months of 2013, the company completed the sale of $300,000 principal amount of 3.00% notes due in 2018 and $300,000 principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first nine months of 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first nine months of 2013 aggregated $4,277 ($2,627 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

Interest and other financing expense, net, includes interest and dividend income of $2,369 and $3,898 for the third quarter and first nine months of 2014 and $3,272 and $4,392 for the third quarter and first nine months of 2013, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 27, 2014:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$37,193	$—	$—	$37,193
Interest rate swaps	—	(579)	—	(579)
Foreign exchange contracts	—	231	—	231
Contingent consideration	—	—	(10,779)	(10,779)
	$37,193	$(348)	$(10,779)	$26,066

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$69,857	$—	$—	$69,857
Foreign exchange contracts	—	(654)	—	(654)
Contingent consideration	—	—	(5,845)	(5,845)
	$69,857	$(654)	$(5,845)	$63,358

The following table summarizes the Level 3 activity for the first nine months of 2014:

Balance as of December 31, 2013	$(5,845)
Fair value of initial contingent consideration	(5,853)
Change in fair value of contingent consideration included in earnings	604
Foreign currency translation adjustment	315
Balance as of September 27, 2014	$(10,779)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first nine months of 2014 and 2013, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

During the third quarter of 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG"), for proceeds of $40,542 and accordingly recorded a gain on sale of investment of $29,743 ($18,269 net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

The fair value of the company's available-for-sale securities at September 27, 2014 is as follows:

	Marubun	Mutual Funds
Cost basis	$10,016	$15,780
Unrealized holding gain	5,394	6,003
Fair value	$15,410	$21,783

The fair value of the company's available-for-sale securities at December 31, 2013 is as follows:

	Marubun	WPG	Mutual Funds
Cost basis	$10,016	10,798	$15,614
Unrealized holding gain	2,709	24,903	5,817
Fair value	$12,725	$35,701	$21,431

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.2% at September 27, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of $290 at September 27, 2014.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.5% at September 27, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of $289 at September 27, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first nine months of 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(165) and $(489) for the third quarter and first nine months of 2014 and $(157) and $(87) for the third quarter and first nine months of 2013, respectively.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at September 27, 2014 and December 31, 2013 was $365,568 and $445,684, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	September 27, 2014	December 31, 2013
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$(579)	$—
Foreign exchange contracts designated as cash flow hedges	Other current assets	850	368
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(616)	(203)
Total derivative instruments designated as hedging instruments		(345)	165
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	3,047	1,275
Foreign exchange contracts	Accrued expenses	(3,050)	(2,094)
Total derivative instruments not designated as hedging instruments		(3)	(819)
Total		$(348)	$(654)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—	$—
Total	$—	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(376)	$51	$(148)	$(889)
Total	$(376)	$51	$(148)	$(889)

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 27, 2014		September 27, 2014
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$438	$—	$48
Gain (loss) reclassified into income	$(165)	$(185)	$(489)	$(118)
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 28, 2013		September 28, 2013
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(253)	$3,132	$(753)
Gain (loss) reclassified into income	$(157)	$(48)	$(379)	$432
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$292	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Contingent Consideration

In connection with one of the 2014 acquisitions, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $9,000 over an eighteen-month period. Additionally, in connection with three acquisitions prior to 2014, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with maximum possible payouts of $6,000 over a two-year period and $23,400 at the end of a three-year period. The company estimated the fair value of the contingent consideration as the present value of the expected contingent payments, determined using the weighted probabilities of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. Contingent consideration of $7,729 and $3,050 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheet as of September 27, 2014, respectively. Contingent consideration of $2,123 and $3,722 was included in "Accrued Expenses" and "Other liabilities" in the company's consolidated balance sheet as of December 31, 2013, respectively. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of September 27, 2014.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2014 and 2013, the company recorded restructuring, integration, and other charges of $3,935 ($2,556 net of related taxes or $.03 per share on both a basic and diluted basis) and $22,568 ($16,077 net of related taxes or $.16 per share on both a basic and diluted basis), respectively.

During the first nine months of 2014 and 2013, the company recorded restructuring, integration, and other charges of $25,181 ($18,102 net of related taxes or $.18 per share on both a basic and diluted basis) and $74,402 ($52,260 net of related taxes or $.51 and $.50 per share on a basic and diluted basis, respectively), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Restructuring and integration charge - current period actions	$4,965	$20,007	$26,371	$65,871
Restructuring and integration charges (credits) - actions taken in prior periods	305	34	(46)	955
Acquisition-related expenses (credits)	(1,335)	2,527	(1,144)	7,576
	$3,935	$22,568	$25,181	$74,402

2014 Restructuring and Integration Charge

The following table presents the components of the 2014 restructuring and integration charge of $26,371 and activity in the related restructuring and integration accrual for the first nine months of 2014:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$20,722	$3,957	$1,692	$26,371
Payments	(16,111)	(1,698)	(963)	(18,772)
Non-cash usage	—	—	(729)	(729)
Foreign currency translation	(277)	(33)	—	(310)
Balance as of September 27, 2014	$4,334	$2,226	$—	$6,560

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The restructuring and integration charge of $26,371 for the first nine months of 2014 includes personnel costs of $20,722, facilities costs of $3,957, and other costs of $1,692. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Restructuring and Integration Charge

The following table presents the activity in the restructuring and integration accrual for the first nine months of 2014 related to the 2013 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2013	$25,721	$5,808	$208	$31,737
Restructuring and integration charge (credit)	(998)	1,128	—	130
Payments	(21,850)	(4,516)	(97)	(26,463)
Foreign currency translation	(323)	(47)	(4)	(374)
Balance as of September 27, 2014	$2,550	$2,373	$107	$5,030

Restructuring and Integration Accruals Related to Actions Taken Prior to 2013

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2014 related to restructuring and integration actions taken prior to 2013:

	Personnel Costs	Facilities Costs	Total
Balance as of December 31, 2013	$1,822	$2,592	$4,414
Restructuring and integration credits	(160)	(16)	(176)
Payments	(999)	(1,669)	(2,668)
Foreign currency translation	(80)	38	(42)
Balance as of September 27, 2014	$583	$945	$1,528

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $13,118 at September 27, 2014, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $7,467 relate to the termination of personnel and are primarily expected to be spent within one year.

•	The accruals for facilities totaling $5,544 relate to vacated leased properties that have scheduled payments of $2,012 in 2014, $2,330 in 2015, $879 in 2016, $134 in 2017, and $189 in 2018.

•	Other accruals of $107 is expected to be spent within one year.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the third quarter of 2014 are acquisition-related expenses (credits) of $(1,335) primarily consisting of changes in the fair value of contingent consideration and other credits, offset, in part, by professional fees and other costs associated with the Wyle Electronics ("Wyle") acquisition. Included in restructuring, integration, and other charges for the first nine months of 2014 are acquisition-related expenses (credits) of $(1,144) primarily consisting of an insurance recovery related to environmental matters in connection with the Wyle acquisition, offset, in part, by professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2013 are acquisition-related expenses of $2,527 and $7,576, respectively, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to shareholders	$146,864	$96,779	$381,868	$264,589
Weighted-average shares outstanding - basic	98,631	100,750	99,336	103,269
Net effect of various dilutive stock-based compensation awards	1,235	919	1,273	1,157
Weighted-average shares outstanding - diluted	99,866	101,669	100,609	104,426
Net income per share:
Basic	$1.49	$.96	$3.84	$2.56
Diluted (a)	$1.47	$.95	$3.80	$2.53

(a)
Stock-based compensation awards for the issuance of 317 and 271 shares for the third quarter and first nine months of 2014 and 831 and 871 for the third quarter and first nine months of 2013, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss):

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Foreign Currency Translation Adjustment:
Other comprehensive income (loss) before reclassifications (a)	$(149,533)	$80,764	$(174,195)	$29,385
Amounts reclassified into income	185	48	118	(432)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	(995)	864	4,735	(533)
Amounts reclassified into income	(18,269)	—	(18,269)	—
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—	—	1,923
Amounts reclassified into income	101	96	300	54
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	36	27	109	77
Amounts reclassified into income	515	717	1,548	2,229
Net change in accumulated other comprehensive income (loss)	$(167,960)	$82,516	$(185,654)	$32,703

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $29,586 and $49,056 for the third quarter and first nine months of 2014 and $(6,365) and $(14,967) for the third quarter and first nine months of 2013, respectively.

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200,000 of the company's common stock. As of September 27, 2014, the company repurchased 4,037,375 shares under these programs with a market value of $223,560 at the dates of repurchase, of which 852,286 shares with a market value of $49,988 were repurchased during the third quarter of 2014.

Subsequent to quarter end, the company repurchased 1,140,967 shares through October 24, 2014 under the May 2014 program with a market value of $55,383 at the dates of repurchase.

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

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Components of net periodic benefit costs:
Service cost	$333	$532	$999	$1,596
Interest cost	2,205	1,967	6,615	5,901
Expected return on plan assets	(1,756)	(1,629)	(5,268)	(4,887)
Amortization of net loss	821	1,147	2,463	3,441
Amortization of prior service cost	11	11	33	33
Net periodic benefit costs	$1,614	$2,028	$4,842	$6,084

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $37,000 from certain insurance carriers relating to environmental clean-up matters at the Norco site. The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters will

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

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

Approximately $46,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,820 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Sales:
Global components	$3,731,289	$3,467,285	$10,721,814	$10,058,555
Global ECS	1,881,927	1,580,926	5,649,981	5,145,370
Consolidated	$5,613,216	$5,048,211	$16,371,795	$15,203,925
Operating income (loss):
Global components	$179,451	$164,096	$500,239	$432,534
Global ECS	69,172	59,757	229,320	202,070
Corporate (a)	(48,807)	(61,117)	(143,734)	(178,441)
Consolidated	$199,816	$162,736	$585,825	$456,163

(a)
Includes restructuring, integration, and other charges of $3,935 and $25,181 for the third quarter and first nine months of 2014 and $22,568 and $74,402 for the third quarter and first nine months of 2013, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, are as follows:

	September 27, 2014	December 31, 2013
Global components	$7,129,457	$6,596,255
Global ECS	3,547,180	4,807,400
Corporate	634,889	657,228
Consolidated	$11,311,526	$12,060,883

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Americas (b)	$2,775,146	$2,621,398	$7,975,204	$7,868,170
EMEA	1,568,277	1,355,152	4,984,150	4,287,446
Asia/Pacific	1,269,793	1,071,661	3,412,441	3,048,309
Consolidated	$5,613,216	$5,048,211	$16,371,795	$15,203,925

(b)
Includes sales related to the United States of $2,540,179 and $7,296,753 for the third quarter and first nine months of 2014 and $2,405,238 and $7,212,401 for the third quarter and first nine months of 2013, respectively.

Property, plant, and equipment, net, by geographic area, is as follows:

	September 27, 2014	December 31, 2013
Americas (c)	$533,235	$526,640
EMEA	79,085	84,383
Asia/Pacific	22,391	21,366
Consolidated	$634,711	$632,389

(c)	Includes net property, plant, and equipment related to the United States of $530,973 and $525,080 at September 27, 2014 and December 31, 2013, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first nine months of 2014, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

Subsequent to quarter end, the company completed two acquisitions for a purchase price of approximately $37.0 million in cash. The impact of these acquisitions is not expected to have a material impact on the company’s consolidated financial position or results of operations.

During the first nine months of 2014, the company completed three acquisitions. During 2013, the company completed five acquisitions, including the acquisition of CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG. Refer to Note C, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

Executive Summary

Consolidated sales for the third quarter and first nine months of 2014 increased by 11.2% and 7.7%, respectively, compared with the year-earlier periods. The increase for the third quarter and first nine months of 2014 was driven by an increase in the global components business segment sales of 7.6% and 6.6%, respectively, and an increase in the global ECS business segment sales of 19.0% and 9.8%, respectively. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.0% for the first nine months of 2014, compared with the year-earlier period, due to a weaker U.S. dollar.

Net income attributable to shareholders increased to $146.9 million and $381.9 million in the third quarter and first nine months of 2014, respectively, compared with net income attributable to shareholders of $96.8 million and $264.6 million in the year-earlier periods.  The following items impacted the comparability of the company's results:

Third quarters of 2014 and 2013:

•	restructuring, integration, and other charges of $3.9 million ($2.6 million net of related taxes) in 2014 and $22.6 million ($16.1 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $11.1 million ($9.1 million net of related taxes) in 2014 and $8.9 million ($7.1 million net of relates taxes) in 2013; and

•	a gain on sale of investment of $29.7 million ($18.3 million net of related taxes) in 2014.

First nine months of 2014 and 2013:

•	restructuring, integration, and other charges of $25.2 million ($18.1 million net of related taxes) in 2014 and $74.4 million ($52.3 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $32.9 million ($26.9 million net of related taxes) in 2014 and $26.8 million ($21.2 million net of relates taxes) in 2013;

•	a gain on sale of investment of $29.7 million ($18.3 million net of related taxes) in 2014;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $5.4 million and interest expense of $1.5 million ($.9 million net of related taxes) relating to the settlement of certain international tax matters in 2013.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter of 2014 increased compared to the year-earlier period, primarily due to an increase in sales in the global components and global ECS segments, and the impact of recent acquisitions. Excluding the aforementioned items, net income attributable to shareholders for the first nine months of 2014 increased compared to the year-earlier period, primarily due to an increase in sales in the global components and global ECS segments, the impact of recent acquisitions, and the effect of a weaker U.S. dollar on the translation of the company's financial statements.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, gain on sale of investment, loss on prepayment of debt, and settlement of certain international tax matters.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Consolidated sales, as reported	$5,613	$5,048	11.2%	$16,372	$15,204	7.7%
Impact of changes in foreign currencies	—	(3)		—	105
Impact of acquisitions	15	274		99	869
Consolidated sales, as adjusted	$5,628	$5,319	5.8%	$16,471	$16,178	1.8%

Global components sales, as reported	$3,731	$3,467	7.6%	$10,722	$10,059	6.6%
Impact of changes in foreign currencies	—	3		—	73
Impact of acquisitions	11	81		63	241
Global components sales, as adjusted	$3,742	$3,551	5.4%	$10,785	$10,373	4.0%

Global ECS sales, as reported	$1,882	$1,581	19.0%	$5,650	$5,145	9.8%
Impact of changes in foreign currencies	—	(6)		—	32
Impact of acquisitions	3	192		36	628
Global ECS sales, as adjusted	$1,885	$1,767	6.7%	$5,686	$5,805	(2.1)%

Consolidated sales for the third quarter and first nine months of 2014 increased by $565.0 million, or 11.2%, and $1.17 billion, or 7.7%, respectively, compared with the year-earlier periods. The increase for the third quarter and first nine months of 2014 was driven by an increase in global components business segment sales of $264.0 million, or 7.6%, and $663.3 million, or 6.6%, respectively, and by an increase in global ECS business segment sales of $301.0 million or 19.0%, and $504.6 million or 9.8%, respectively, compared with the year-earlier periods. The translation of the company's international financial statements into U.S. dollars resulted in an increase in consolidated sales of 1.0% for the first nine months of 2014, compared with the year-earlier period, due to a weaker U.S. dollar. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by 5.8% for the third quarter of 2014 and increased by 1.8% for the first nine months of 2014, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter and first nine months of 2014 increased 7.6% and 6.6%, respectively, compared with the year-earlier periods primarily due to an increase in demand for products worldwide, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 5.4% and 4.0% for the third quarter and first nine months of 2014, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2014 increased 19.0% and 9.8%, respectively, compared with the year-earlier periods, primarily driven by growth in services and software, offset, in part, by a decrease in demand for servers. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 6.7% and decreased by 2.1% for the third quarter and first nine months of 2014, respectively, compared with the year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended				Nine Months Ended
	September 27, 2014	September 28, 2013	% Change		September 27, 2014	September 28, 2013	% Change
Consolidated gross profit, as reported	$729	$672	8.5%		$2,180	$2,003	8.8%
Impact of changes in foreign currencies	—	(1)			—	16
Impact of acquisitions	3	46			23	145
Consolidated gross profit, as adjusted	$732	$717	2.1%		$2,203	$2,164	1.8%
Consolidated gross profit as a percentage of sales, as reported	13.0%	13.3%	(30)	bps	13.3%	13.2%	10	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.0%	13.5%	(50)	bps	13.4%	13.4%	flat

The company recorded gross profit of $728.7 million and $2.18 billion in the third quarter and first nine months of 2014, respectively, compared with $671.7 million and $2.00 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 11.2% and 7.7% increase in sales during the third quarter and first nine months of 2014, respectively. Gross profit margins decreased approximately 30 basis points in the third quarter of 2014 and increased approximately 10 basis points in the first nine months of 2014, compared with the year-earlier periods. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margins decreased approximately 50 basis points in the third quarter of 2014 and remained flat in the first nine months of 2014, compared with the year-earlier periods. The decrease in the third quarter of 2014 is primarily due to a change in geographic mix with Asia Pacific components being a larger percentage of the global components’ consolidated sales compared with the year-earlier period. The gross profit margin also decreased in the global ECS business segment compared with the year-earlier period. The gross profit margins of products sold in the global components business segment are typically higher than the gross profit margins of products in the global ECS business segment and the gross profit margins of the components sold in the Americas and EMEA (Europe, Middle East, and Africa) tend to be higher than the gross profit margins of products in the Asia Pacific region. The financial impact of the lower gross profit margins in the global ECS business segment and the Asia Pacific region were offset, in part, by lower operating costs in these businesses relative to the company's other businesses.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 27, 2014	September 28, 2013	% Change	September 27, 2014	September 28, 2013	% Change
Selling, general, and administrative expenses, as reported	$486	$454	7.0%	$1,454	$1,376	5.6%
Depreciation and amortization, as reported	39	32	20.5%	115	97	19.5%
Operating expenses, as reported	525	486	7.9%	1,569	1,473	6.5%
Impact of changes in foreign currencies	—	—		—	13
Impact of acquisitions	2	40		16	125
Operating expenses, as adjusted	$527	$526	flat	$1,585	$1,611	(1.6)%

Selling, general, and administrative expenses increased by $31.9 million, or 7.0%, in the third quarter of 2014 on a sales increase of 11.2%, and increased by $77.5 million, or 5.6%, in the first nine months of 2014 on a sales increase of 7.7%, compared with the year-earlier periods, primarily due to recent acquisitions. Selling, general, and administrative expenses, as a percentage of sales were 8.7% and 8.9% for the third quarter and first nine months of 2014, respectively, compared with 9.0% and 9.1% in the year-earlier periods.

Depreciation and amortization expense increased by $6.6 million, or 20.5%, and $18.8 million, or 19.5%, for the third quarter and first nine months of 2014, compared with the year-earlier periods, primarily due to recent acquisitions and further implementation of the company's enterprise resource planning ("ERP") initiative. Included in depreciation and amortization expense is identifiable intangible asset amortization of $11.1 million ($9.1 million net of related taxes or $.09 per share on both a basic and diluted basis) and $32.9 million ($26.9 million net of related taxes or $.27 per share on both a basic and diluted basis) for the third quarter and first nine months of 2014, respectively, and $8.9 million ($7.1 million net of related taxes or $.07 per share on both a basic and diluted basis) and $26.8 million ($21.2 million net of related taxes or $.21 and $.20 per share on a basic and diluted basis, respectively) for the third quarter and first nine months of 2013, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses remained flat for the third quarter of 2014 and decreased 1.6% in the first nine months of 2014.

Restructuring, Integration, and Other Charges

2014 Charges

The company recorded restructuring, integration, and other charges of $3.9 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and $25.2 million ($18.1 million net of related taxes or $.18 per share on both a basic and diluted basis) for the third quarter and first nine months of 2014, respectively.  Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2014 are restructuring and integration charges of $5.0 million and $26.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the third quarter and first nine months of 2014 are charges (credits) of $.3 million and $(.05) million related to restructuring and integration actions taken in prior periods and acquisition-related expenses (credits) of $(1.3) million and $(1.1) million, respectively.

The restructuring and integration charge of $5.0 million and $26.4 million for the third quarter and first nine months of 2014, respectively, includes personnel costs of $2.5 million and $20.7 million, facilities costs of $2.0 million and $4.0 million, and other costs of $.5 million and $1.7 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Charges

The company recorded restructuring, integration, and other charges of $22.6 million ($16.1 million net of related taxes or $.16 per share on both a basic and diluted basis) and $74.4 million ($52.3 million net of related taxes or $.51 and $.50 per share on a basic and diluted basis, respectively) for the third quarter and first nine months of 2013, respectively. Included in the restructuring, integration, and other charges for the third quarter and first nine months of 2013 are restructuring and integration charges of $20.0 million and $65.9 million, respectively, related to initiatives taken by the company to improve operating efficiencies and acquisition-related expenses of $2.5 million and $7.6 million, respectively. Also included in the restructuring, integration, and other charges for the first nine months of 2013 are charges of $1.0 million related to restructuring and integration actions taken in prior periods.

The restructuring and integration charge of $20.0 million and $65.9 million for the third quarter and first nine months of 2013, respectively, includes personnel costs of $15.9 million and $56.6 million, facilities costs of $3.9 million and $8.4 million, and other costs of $.2 million and $.9 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of September 27, 2014, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Consolidated operating income, as reported	$200	$163	$586	$456
Identifiable intangible asset amortization	11	9	33	27
Restructuring, integration, and other charges	4	23	25	74
Consolidated operating income, as adjusted*	$215	$194	$644	$557
Consolidated operating income, as reported as a percentage of sales, as reported	3.6%	3.2%	3.6%	3.0%
Consolidated operating income, as adjusted as a percentage of sales, as reported	3.8%	3.8%	3.9%	3.7%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $199.8 million, or 3.6% of sales, and $585.8 million, or 3.6% of sales, in the third quarter and first nine months of 2014, respectively, compared with operating income of $162.7 million, or 3.2% of sales, and $456.2 million, or 3.0% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted was $214.9 million, or 3.8% of sales, and $643.9 million, or 3.9% of sales, in the third quarter and first nine months of 2014, respectively, compared with operating income, as adjusted of $194.2 million, or 3.8% of sales, and $557.3 million, or 3.7% of sales, in the year-earlier periods.

Gain on Sale of Investment

During the third quarter of 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. for proceeds of $40.5 million and accordingly recorded a gain on sale of investment of $29.7 million ($18.3 million net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

Loss on Prepayment of Debt

During the first nine months of 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $27.5 million and $86.1 million for the third quarter and first nine months of 2014, compared with $27.2 million and $86.9 million in the year-earlier periods. The first nine months of 2013 include an increase in interest expense of $1.5 million ($.9 million net of related taxes or $.01 per share on both a basic and diluted basis) primarily related to the settlement of certain international tax matters. Excluding this item, net interest and other financing expense remained flat.

Income Taxes

The company recorded a provision for income taxes of $57.4 million and $152.2 million (an effective tax rate of 28.1% and 28.5%) for the third quarter and first nine months of 2014, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2014 were impacted by the previously discussed restructuring, integration, and other charges, and gain on sale of investment. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2014 was 26.5% and 27.9%, respectively.

The company recorded a provision for income taxes of $40.5 million and $105.3 million (an effective tax rate of 29.5% and 28.4%) for the third quarter and first nine months of 2013, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2013 were impacted by the previously discussed restructuring, integration, and other charges. The company's provision for income taxes and effective tax rate for the first nine months of 2013 was also impacted by an increase in the provision for income taxes of $5.4 million ($.05 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters, and the loss on prepayment of debt. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2013 was 29.4% and 27.6%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income attributable to shareholders, as reported	$147	$97	$382	$265
Identifiable intangible asset amortization	9	7	27	21
Restructuring, integration, and other charges	3	16	18	52
Gain on sale of investment	(18)	—	(18)	—
Loss on prepayment of debt	—	—	—	3
Settlement of tax matters:
Income taxes	—	—	—	5
Interest (net of taxes)	—	—	—	1
Net income attributable to shareholders, as adjusted*	$140	$120	$409	$347

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $146.9 million and $381.9 million in the third quarter and first nine months of 2014, respectively, compared with net income attributable to shareholders of $96.8 million and $264.6 million in the year-earlier periods. Net income attributable to shareholders, as adjusted was $140.2 million for the third quarter of 2014, compared with $119.9 million in the year-earlier period primarily due to an increase in sales in the global components and global ECS segments, and the impact of recent acquisitions. Net income attributable to shareholders, as adjusted was $408.6 million for the first nine months of 2014, compared with $347.0 million in the year-earlier period primarily due to an increase in sales in the global components and global ECS segments, the impact of recent acquisitions, and the effect of a weaker U.S. dollar on the translation of the company's financial statements.

Liquidity and Capital Resources

At September 27, 2014 and December 31, 2013, the company had cash and cash equivalents of $258.2 million and $390.6 million, respectively, of which $221.5 million and $347.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2014, the net amount of cash provided by the company's operating activities was $216.2 million, the net amount of cash used for investing activities was $176.9 million, and the net amount of cash used for financing activities was $180.9 million.  The effect of exchange rate changes on cash was an increase of $9.1 million.

During the first nine months of 2013, the net amount of cash provided by the company's operating activities was $235.6 million, the net amount of cash used for investing activities was $131.9 million, and the net amount of cash used for financing activities was $287.5 million.  The effect of exchange rate changes on cash was an increase of $25.8 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.6% at September 27, 2014 and 65.8% at December 31, 2013.

The net amount of cash provided by the company's operating activities during the first nine months of 2014 was $216.2 million and was primarily due to earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first nine months of 2013 was $235.6 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

Working capital as a percentage of sales was 15.6% in the third quarter of 2014 compared with 16.4% in the third quarter of 2013.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2014 was $176.9 million, reflecting $129.5 million of cash consideration paid, net of cash acquired, for acquired businesses, $40.5 million of proceeds from sale of investment, and $87.9 million for capital expenditures. Included in capital expenditures for the first nine months of 2014 is $57.0 million related to the company's global ERP initiative.

During the first nine months of 2014, the company completed three acquisitions. The aggregate consideration paid for these acquisitions was $129.5 million, net of cash acquired, contingent consideration, and other amounts withheld.

The net amount of cash used for investing activities during the first nine months of 2013 was $131.9 million, reflecting $43.4 million of cash consideration paid, net of cash acquired, for acquired businesses, $85.5 million for capital expenditures, and $3.0 million other. Included in capital expenditures for the first nine months of 2013 is $43.0 million related to the company's global ERP initiative.

During the first nine months of 2013, the company completed two acquisitions. The aggregate consideration paid for these acquisitions was $43.4 million, net of contingent consideration.

Cash Flows from Financing Activities

The net amount of cash used for financing activities during the first nine months of 2014 was $180.9 million. The uses of cash from financing activities included $189.4 million of repurchases of common stock, $10.2 million of net repayments of long-term bank borrowings, and a $9.2 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first nine months of 2014 were $28.0 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash used for financing activities during the first nine months of 2013 was $287.5 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $312.6 million of repurchases of common stock, $242.9 million of net repayments of long-term bank borrowings, and a $22.3 million decrease in short-term and other borrowings. The sources of cash from financing activities during the first nine months of 2013 were $591.2 million of net proceeds from a note offering, and $37.3 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During the first nine months of 2013, the company completed the sale of $300.0 million principal amount of 3.00% notes due in 2018 and $300.0 million principal amount of 4.50% notes due in 2023. The net proceeds of the offering of $591.2 million were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

During the first nine months of 2013, the company redeemed $332.1 million principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption for the first nine months of 2013 aggregated $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at September 27, 2014), which is based on the company's credit ratings, or an effective interest rate of 1.40% at September 27, 2014. The facility fee is .20%.  At September 27, 2014, the company had $49.8 million in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2013. During the first nine months of 2014 and 2013, the average daily balance outstanding under the revolving credit facility was $383.2 million and $417.9 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 27, 2014), which is based on the company's credit ratings, or an effective interest rate of .62% at September 27, 2014.  The facility fee is .40%. The company had $360.0 million and $420.0 million in outstanding borrowings under the asset securitization program at September 27, 2014 and December 31, 2013, respectively.  During the first nine months of 2014 and 2013, the average daily balance outstanding under the asset securitization program was $443.3 million and $262.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings, limit the company's ability to pay cash dividends or repurchase stock, and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 27, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In April 2014, the company entered into an agreement for an uncommitted line of credit. In September 2014, the company amended its uncommitted line of credit to increase its borrowing capacity from $70.0 million to $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at September 27, 2014.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.  Since December 31, 2013, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•
In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. At September 27, 2014 and December 31, 2013, the company had $360.0 million and $420.0 million, respectively, in outstanding borrowings under this program.

•
At September 27, 2014, the company had $49.8 million in outstanding borrowings under the revolving credit facility which matures in December 2018. There were no outstanding borrowings under the revolving credit facility at December 31, 2013.

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200 million of the company's common stock. As of September 27, 2014, the company repurchased 4,037,375 shares under these programs with a market value of $223.6 million at the dates of repurchase, of which 852,286 shares with a market value of $50.0 million were repurchased during the third quarter of 2014.

Subsequent to quarter end, the company repurchased 1,140,967 shares through October 24, 2014 under the May 2014 program with a market value of $55.4 million at the dates of repurchase.

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

There were no significant changes during the first nine months of 2014 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

Impact of Recently Issued Accounting Standards
See Note B of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company's consolidated financial position and results of operations.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company's implementation of its new enterprise resource planning system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, risks related to the integration of acquired businesses, changes in legal and regulatory matters, and the company’s ability to generate additional cash flow.  Forward-looking statements are those statements which are not statements of historical fact.  These forward-looking statements can be identified by forward-looking words such as "expects," "anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2013, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at September 27, 2014 and December 31, 2013 was $365.6 million and $445.7 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first nine months of 2014, the translation of the company's international financial statements into U.S. dollars resulted in an increase in sales and operating income of $105.0 million and $3.4 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $498.4 million and $18.1 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2014.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At September 27, 2014, approximately 77% of the company's debt was subject to fixed rates, and 23% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first nine months of 2014. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 4.2% at September 27, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of $.3 million at September 27, 2014.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective rate of 5.5% at September 27, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of $.3 million at September 27, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap was classified as a cash flow hedge. In the first nine months of 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(.2) million and $(.5) million for the third quarter and first nine months of 2014 and $(.2) million and $(.1) million for the third quarter and first nine months of 2013, respectively.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 27, 2014 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Quarterly Report on Form 10-Q for the quarter ended June 28, 2014 and in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In July 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In May 2014, the company's Board approved an additional repurchase of up to $200 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended September 27, 2014:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
June 29 through July 31, 2014	3,592	$60.16	—	$226,428,610
August 1 through August 31, 2014	853,008	58.65	852,286	176,440,352
September 1 through September 27, 2014	5,687	62.11	—	176,440,352
Total	862,287		852,286

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced programs" for the quarter ended September 27, 2014 is 10,001 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

10(a)
Amendment No. 2 to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 dated as of October 11, 2011.

10(b)	Issuing and Paying Agency Agreement, dated as of October 20, 2014, by and between Arrow Electronics, Inc. and BNP Paribas.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	October 29, 2014	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer