Form 10-K
period 2014-12-31
ARROW ELECTRONICS INC
filed 2015-02-05
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS, INC.
(Exact name of registrant as specified in its charter)

New York	11-1806155
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

9201 East Dry Creek Road, Centennial, Colorado	80112
(Address of principal executive offices)	(Zip Code)
(303) 824-4000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $1 par value	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $5,860,202,246.

There were 95,643,137 shares of Common Stock outstanding as of January 30, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 21, 2015 is incorporated by reference in Part III to the extent described therein.

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

Arrow's diverse worldwide customer base consists of original equipment manufacturers ("OEMs"), contract manufacturers ("CMs"), and other commercial customers. These customers include manufacturers of industrial equipment (such as machine tools, factory automation, and robotic equipment) and consumer products serving industries ranging from telecommunications, automotive and transportation, aerospace and defense, medical, professional services, and alternative energy, among others. Customers also include value-added resellers ("VARs") of enterprise computing solutions.

The company maintains over 300 sales facilities and 40 distribution and value-added centers in 56 countries, serving over 85 countries. Through this network, Arrow guides innovation forward by helping its customers to deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

The company has two business segments, the global components business and the global enterprise computing solutions ("ECS") business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2014, approximately 63% of the company's sales were from the global components business segment, and approximately 37% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

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

Global Components

As one of the largest providers of electronic components and related services in the world, the company's global components business segment covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions. The Americas include operations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, the global components business segment operates in Austria, Belgium, Bulgaria, Czech Republic, Denmark, Egypt, Estonia, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, the global components business segment operates in Australia, China, Hong Kong, India, Indonesia, Japan, Korea, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

Over the past three years, the global components business segment completed 13 strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase its e-commerce capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the company's global components business segment's portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and electronics asset disposition.

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

The company acts as a marketing, stocking, technical support, supply chain manager, and financial intermediary on behalf of electronic components manufacturers and provides geographically dispersed selling, order processing, and delivery capabilities to guide products to market on behalf of these manufacturers. At the same time, Arrow offers to a broad range of customers the convenience of accessing, from a single source, multiple technologies and products from numerous suppliers and rapid or scheduled deliveries. The company assists these customers with its ability to market new products and equipment powered by electronic components through design engineering, programming and assembly services, integration support and supply chain management. Additionally, it simplifies returns and inventory management for customers and provides electronic asset disposition services to ensure the maximum reuse of electronics.

Global ECS

The company's global ECS business segment is a leading value-added provider of enterprise and midrange computing products, services, and solutions to VARs in the Americas, EMEA, and Asia Pacific regions, as well as a leading provider of enterprise storage and security and virtualization software, and a managed-service provider to Fortune 500 customers in the voice-over-Internet protocol market. Additionally, the company is a provider of unified communications products and related services to Fortune 50 companies in North America.

Global ECS includes network operating centers and sales and marketing organizations in 36 countries around the world. The Americas include operations in the United States, Canada, and Brazil. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Croatia, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Serbia, Slovenia, Spain, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom. The Asia Pacific region includes offices in Australia, India, New Zealand, and Singapore.

Over the past three years, the global ECS business segment completed 4 strategic acquisitions to further expand its geographic reach and its portfolio of products.

Within the global ECS business segment, approximately 39% of the company's sales consist of storage, 37% consist of software, 8% consist of proprietary servers, 9% consist of industry standard servers, and 7% consist of other products and services.

Global ECS provides VARs with many value-added services including, but not limited to, vertical market expertise, systems-level training and certification, solutions testing at Arrow ECS solutions centers, financing support, marketing augmentation, complex order configuration, and access to a one-stop-shop for mission-critical solutions. Midsize and large companies rely on VARs for their IT needs, and global ECS works with these VARs to tailor complex, highly technical mid-market and enterprise solutions in a cost-competitive manner. VARs range in size from small and medium-sized businesses to large global organizations and are typically structured as sales organizations and service providers. They purchase enterprise and mid-market computing solutions from distributors and manufacturers and resell them to end-customers. The increasing complexity of these solutions is changing how VARs go to market, thereby increasing the importance of global ECS' value-added services. Global ECS' suppliers benefit from affordable mid-market access, demand creation, speed to market, and enhanced supply chain efficiency. For these suppliers, global ECS is the aggregation point to approximately 19,000 VARs.

Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 100,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 3% of the company's 2014 consolidated sales.

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

No single supplier accounted for more than 7% of the company's consolidated sales in 2014. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

Distribution Agreements

Generally, our agreements with manufacturers protect us against the potential write-down of inventories due to technological change or manufacturers' price reductions. Write-downs of inventories to market value are based upon contractual provisions, which typically provide certain protections to the company for product obsolescence and price erosion in the form of return privileges, scrap allowances, and price protection. Under the terms of the related distributor agreements and assuming the company complies with certain conditions, such suppliers are required to credit the company for reductions in manufacturers' list prices. As of December 31, 2014, this type of arrangement covered approximately 62% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2014, this type of repurchase arrangement covered approximately 65% of the company's consolidated inventories.

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

The company also faces competition from companies entering or expanding into the logistics and product fulfillment, electronic catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors.

The company believes that it is well equipped to compete effectively with its competitors in all of these areas due to its comprehensive product and service offerings, highly-skilled work force, and global distribution network.

Employees

The company and its affiliates employed approximately 17,000 employees worldwide as of December 31, 2014.

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
9201 East Dry Creek Road
Centennial, Colorado 80112
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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 5, 2015:

Name	Age	Position
Michael J. Long	56	Chairman, President, and Chief Executive Officer
Andrew S. Bryant	59	Chief Operating Officer, Arrow Global Enterprise Computing Solutions and Global Components
Sean J. Kerins	52	President, Arrow Global Enterprise Computing Solutions
Vincent P. Melvin	51	Senior Vice President, Chief Information Officer
M. Catherine Morris	56	Senior Vice President, Chief Strategy Officer
Paul J. Reilly	58	Executive Vice President, Finance and Operations, and Chief Financial Officer
Eric J. Schuck	52	President, Arrow Global Components
Gregory P. Tarpinian	53	Senior Vice President, General Counsel, and Secretary
Gretchen K. Zech	45	Senior Vice President, Global Human Resources

Set forth below is a brief account of the business experience during the past five years of each executive officer of the company.

Michael J. Long has been Chairman of the Board of Directors and Chief Executive Officer of the company for more than five years. He has been a Director and President of the company for more than five years.

Andrew S. Bryant was appointed Chief Operating Officer of the Arrow Global Enterprise Computing Solutions and Global Components businesses in May 2014. Prior thereto he served as the President of Arrow Global Enterprise Computing Solutions for more than five years.

Sean J. Kerins was appointed President of Arrow Global Enterprise Computing Solutions in May 2014. Prior thereto he served as President of North America Enterprise Computing Solutions from July 2010 to May 2014 and Vice President of the Enterprise Computing Solutions storage and networking group from November 2007 to July 2010.

Vincent P. Melvin was appointed Senior Vice President of the company in December 2013. Prior thereto he served as Vice President of the company from September 2006 to December 2013. He has been the Chief Information Officer of the company for more than five years.

M. Catherine Morris has been Senior Vice President and Chief Strategy Officer of the company for more than five years.

Paul J. Reilly has been Executive Vice President, Finance and Operations, and Chief Financial Officer of the company for more than five years.

Eric J. Schuck was appointed President of Arrow Global Components in January 2014.  Prior thereto he served as President of EMEA Components from October 2011 to December 2013 and Vice President of Sales in EMEA Components from July 2010 to October 2011. He also served as Managing Director of Arrow Central Europe GmbH from May 2008 to July 2010.

Gregory P. Tarpinian was appointed Senior Vice President, General Counsel, and Secretary of the company in January 2015. Prior thereto, he served as the Vice President of Legal Affairs for more than five years.

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

Item 1A. Risk Factors.

Described below and throughout this report are certain risks that the company's management believes are applicable to the company's business and the industry in which it operates. If any of the described events occur, the company's business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company's business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, and those associated with customers' inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of natural disasters such as tsunamis, hurricanes, tornadoes, and floods. These factors affect businesses generally, including the company's customers and suppliers and, as a result, are not discussed in detail below except to the extent such conditions could materially affect the company and its customers and suppliers in particular ways. Included below are some risks pertaining to specific government regulation, however, not all regulations applicable to the company or unanticipated regulation changes (such as changes in tax regulations in the various geographies we operate) have been described. The continuing expansion of government laws and regulations, some that may apply specifically to the company's industry and others to the market generally, could negatively impact the company's profitability.

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

The company operates in a highly competitive environment, both in the United States and internationally. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company's competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing pressure and the need for constant attention to improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. The Company also faces competition from companies entering or expanding into the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, the company may encounter increased competition from its current and/or new competitors. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

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

The European Union, China, and other jurisdictions in which the company's products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company's products and directly and indirectly impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

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

The company has expanded into the electronics asset disposition business, pursuant to which it provides services related to electronic devices being disposed of by business customers,  including cleansing storage devices from customer equipment and either recycling it through resale or disposing of it in an environmentally compliant manner.  The company may also hold equipment in order to protect and preserve customer data.  If the company does not meet its contractual and regulatory obligations with respect to such data, it could be subject to contractual damages, penalties, and damage to reputation.  Also, the company's or its subcontractors' failure to comply with applicable environmental laws and regulations in disposing of the equipment could result in liability.  Such environmental liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.   To the extent that company fails to comply with its obligations and such failure is not covered by insurance, the company's business could be adversely affected.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2014, the company had cash and cash equivalents of $400.4 million. In addition, the company currently has access to committed credit lines of $2.40 billion, of which the company had outstanding borrowings of $275.0 million at December 31, 2014. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

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

Most of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts. The company generally works with its customers to develop non-binding forecasts for future orders. Based on such non-binding forecasts, the company makes commitments regarding the level of business that it will seek and accept, the inventory that it purchases, and the levels of utilization of personnel and other resources. A variety of conditions, both specific to each customer and generally affecting each customer's industry may cause customers to cancel, reduce, or delay orders that were either previously made or anticipated, file for bankruptcy protection or fail, or default on their payments. Generally, customers cancel, reduce, or delay purchase orders and commitments without penalty. The company seeks to mitigate these risks, in some cases, by entering into noncancelable/nonreturnable sales agreements, but there is no guarantee that such agreements will adequately protect the company. Significant or numerous cancellations, reductions, delays in orders by customers, loss of customers, and/or customer defaults on payments could materially adversely affect the company's business.

The company's revenues originate primarily from the sales of semiconductor, PEMCO (passive, electro-mechanical and interconnect), IT hardware and software products, the sales of which are traditionally cyclical.

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 42%, 41%, and 43% of the company's consolidated sales in 2014, 2013, and 2012, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2014, 2013, and 2012, approximately 54%, 53%, and 52%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

Also, the company's operating income margins in the components business in the Asia/Pacific region tend to be lower than those in the other markets in which the company sells products and services. If sales in this market increased as a percentage of overall sales, consolidated operating income margins will be lower. The financial impact of lower operating income on returns on working capital is offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

When the company makes acquisitions, it may take on additional liabilities or not be able to successfully integrate such acquisitions.

As part of the company's history and growth strategy, it has acquired other businesses. Acquisitions involve numerous risks, including the following:

•	effectively combining the acquired operations, technologies, or products;

•	unanticipated costs or assumed liabilities, including those associated with regulatory actions or investigations;

•	not realizing the anticipated financial benefit from the acquired companies;

•	diversion of management's attention;

•	negative effects on existing customer and supplier relationships; and

•	potential loss of key employees, especially those of the acquired companies.

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

Cyber security and privacy breaches may hurt the company’s business, damage its reputation, increase its costs, and cause losses.

The company’s information technology systems could be subject to invasion, cyber-attack, or data privacy breaches by employees, others with authorized access, and unauthorized persons. Such attacks could result in disruption to the company’s operations, loss or disclosure of, or damage to, the company’s or any of its customer’s or supplier’s data or confidential information. The company’s information technology systems security measures may also be breached due to employee error, malfeasance, or otherwise. Additionally, outside parties may attempt to fraudulently induce employees, customers or suppliers to disclose sensitive information in order to gain access to the company’s data and information technology systems. Any such breach could result in significant legal and financial exposure, damage to the company’s reputation, loss of competitive advantage, and a loss of confidence in the security of the company’s information technology systems that could potentially have an impact on the company’s business. Because the techniques used to obtain unauthorized access, disable or degrade, or sabotage the company’s information technology systems change frequently and often are not recognized until launched, the company may be unable to anticipate these techniques or to implement adequate preventive measures. Further, third parties, such as hosted solution providers, that provide services for the company’s operations, could also be a source of security risk in the event of a failure of their own security systems and infrastructure. In addition, sophisticated hardware and operating system software and applications that the company procures from third parties may contain defects in design or manufacture, including "bugs" and other problems that could unexpectedly interfere with the operation of the company’s information technology systems. Although the company has developed systems and processes that are designed to protect information and prevent data loss and other security breaches, including systems and processes designed to reduce the impact of a security breach, such measures cannot provide absolute security. Such breaches, whether successful or unsuccessful, could result in the company incurring costs related to, for example, rebuilding internal systems, defending against litigation, responding to regulatory inquiries or actions, paying damages, or taking other remedial steps.

Also, global privacy legislation, enforcement, and policy activity are rapidly expanding and creating a complex compliance environment. The company’s failure to comply with federal, state, or international privacy related or data protection laws and regulations could result in proceedings against the company by governmental entities or others. Although the company has insurance coverage for protecting against cyber security risks, it may not be sufficient to cover all possible claims, and the company may suffer losses that could have a material adverse effect on its business.

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

The company is in process of implementing a global enterprise resource planning ("ERP") system to standardize its global components processes worldwide and adopt best-in-class capabilities. The conversion is substantially complete in the EMEA and Asia/Pacific regions, while the conversion in the Americas region is expected to be implemented over the next few years. The company has committed significant resources to this new ERP system, which replaces multiple legacy systems of the company. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company is using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

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

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules were effective in May 2014. The company will have to publicly disclose whether it manufactures (as defined in the Act) any products that contain conflict minerals and could incur significant costs related to implementing a process that will meet the mandates of the Act. Additionally, customers typically rely on the company to provide critical data regarding the parts they purchase, including conflict mineral information. The company's material sourcing is broad-based and multi-tiered, and it may not be able to easily verify the origins for conflict minerals used in the products it sells. The company has many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the company may face reputational challenges if it is unable to sufficiently verify the origins of conflict minerals used in its products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Centennial, Colorado and occupies a 129,000 square foot facility under a long-term lease expiring in 2017. The company owns 14 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 450 additional locations under leases due to expire on various dates through 2026. The company believes its facilities are well maintained and suitable for company operations.

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

As successor-in-interest to Wyle, the company is the beneficiary of various Wyle insurance policies that covered liabilities arising out of operations at Norco and Huntsville. To date, the company has recovered approximately $37.0 million from certain insurance carriers relating to environmental clean-up matters at the Norco site. The company is considering the best way to pursue its potential claims against insurers regarding liabilities arising out of operations at Huntsville. The resolution of these matters will likely take several years. The company has not recorded a receivable for any potential future insurance recoveries related to the Norco and Huntsville environmental matters, as the realization of the claims for recovery are not deemed probable at this time.

The company believes the settlement amount together with potential recoveries from various insurance policies covering environmental remediation and related litigation will be sufficient to cover any potential future costs related to the Wyle acquisition; however, it is possible unexpected costs beyond those anticipated could occur.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11.3 million. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3.7 million and expenses of €.3 million plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. In January 2015, the Court of Appeals confirmed the French court's ruling; however, the ruling remains subject to a final appeal by the plaintiff. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2014 and 2013 are as follows:

Year	High	Low
2014:
Fourth Quarter	$59.43	$46.42
Third Quarter	62.71	56.90
Second Quarter	60.81	54.40
First Quarter	58.52	48.82

2013:
Fourth Quarter	$54.25	$47.09
Third Quarter	48.66	39.89
Second Quarter	40.49	36.47
First Quarter	41.94	37.40

Record Holders

On January 30, 2015, there were approximately 1,800 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2014 or 2013. While from time to time the Board of Directors (the "Board") considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2014, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,862,604	$42.65	3,228,748
Total	3,862,604	$42.65	3,228,748

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies (the "Peer Group") on a line-of-business basis. The companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., and Tech Data Corporation. The graph assumes $100 invested on December 31, 2009 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2009	2010	2011	2012	2013	2014
Arrow Electronics	100	116	126	129	183	196
Peer Group	100	114	118	118	166	169
S&P 500 Stock Index	100	115	117	136	179	204

Issuer Purchases of Equity Securities

In July 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In 2014, the company's Board approved an additional repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock (collectively the "Share-Repurchase Programs").

The following table shows the share-repurchase activity for the quarter ended December 31, 2014:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 28 through October 31, 2014	1,140,967	$48.54	1,140,967	$121,057,232
November 1 through 30, 2014	955,999	57.23	955,999	66,347,364
December 1 through 31, 2014	95,739	54.92	93,000	261,243,710
Total	2,192,705		2,189,966

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2014 is 2,739 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2014 (a)	2013 (b)	2012 (c)	2011 (d)	2010 (e)
Sales	$22,768,674	$21,357,285	$20,405,128	$21,390,264	$18,744,676
Operating income	$762,257	$693,500	$804,123	$908,843	$750,775
Net income attributable to shareholders	$498,045	$399,420	$506,332	$598,810	$479,630
Net income per share:
Basic	$5.05	$3.89	$4.64	$5.25	$4.06
Diluted	$4.98	$3.85	$4.56	$5.17	$4.01

At December 31:
Accounts receivable and inventories	$8,379,107	$7,937,046	$6,976,618	$6,446,027	$6,011,823
Total assets	12,442,856	12,060,883	10,785,687	9,829,079	9,600,538
Long-term debt	2,075,453	2,226,132	1,587,478	1,927,823	1,761,203
Shareholders' equity	4,153,970	4,180,232	3,983,222	3,668,812	3,251,195

(a)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $44.1 million ($36.0 million net of related taxes or $.36 per share on both a basic and diluted basis), restructuring, integration, and other charges of $39.8 million ($29.3 million net of related taxes or $.30 and $.29 per share on a basic and diluted basis, respectively), and a non-cash impairment charge associated with discontinuing the use of a trade name of $78.0 million ($47.9 million net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively). Net income attributable to shareholders also includes a gain on sale of investment of $29.7 million ($18.3 million net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

(b)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $36.8 million ($29.3 million net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively), and restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively). Net income attributable to shareholders also includes a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), as well as an increase in the provision of income taxes of $20.8 million ($.20 per share on both a basic and diluted basis) and interest expense of $1.6 million ($1.2 million net of related taxes or $.01 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters.

(c)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $36.5 million ($29.3 million net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively), restructuring, integration, and other charges of $47.4 million ($30.7 million net of related taxes or $.28 per share on both a basic and diluted basis), and a gain of $79.2 million ($48.6 million net of related taxes or $.45 and $.44 per share on a basic and diluted basis, respectively) related to the settlement of a legal matter.

(d)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $35.4 million ($27.1 million net of related taxes or $.24 and $.23 per share on a basic and diluted basis, respectively), restructuring, integration, and other charges of $37.8 million ($28.1 million net of related taxes or $.25 and $.24 per share on a basic and diluted basis, respectively), and a charge of $5.9 million ($3.6 million net of related taxes or $.03 per share on both a basic and diluted basis) related to the settlement of a legal matter. Net income attributable to shareholders also includes a gain on bargain purchase of $1.1 million ($.7 million net of related taxes or $.01 per share on both a basic and diluted basis), a loss on prepayment of debt of $.9 million ($.5 million net of related taxes or $.01 per share on both a basic and diluted basis), and a net reduction in the provision for income taxes of $28.9 million ($.25 per share on both a basic and diluted basis) principally due to a reversal of a valuation allowance on certain deferred tax assets.

(e)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $21.1 million ($16.1 million net of related taxes or $.14 and $.13 per share on a basic and diluted basis, respectively), restructuring, integration, and other charges of $33.5 million ($24.6 million net of related taxes or $.21 per share on both a basic and diluted basis). Net income attributable to shareholders also includes a loss on prepayment of debt of $1.6 million ($1.0 million net of related taxes or $.01 per share on both a basic and diluted basis), as well as a net reduction in the provision for income taxes of $9.4 million ($.08 per share on both a basic and diluted basis) and a reduction in interest expense of $3.8 million ($2.3 million net of related taxes or $.02 per share on both a basic and diluted basis) primarily related to the settlement of certain income tax matters covering multiple years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2014, approximately 63% of the company's sales were from the global components business segment and approximately 37% of the company's sales were from the global ECS business segment.

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

In February 2015, the company acquired RDC, a wholly owned subsidiary of Computacenter UK Ltd., for a purchase price of approximately £58.0 million (approximately $87.0 million). RDC is a leading technology returns and asset management company with operations within the EMEA region.

In January 2015, the company announced a cash tender offer to acquire all of the outstanding shares of Data Modul AG for approximately €94.0 million (approximately $105.0 million). The acquisition is expected to close in early 2015.

During 2014, the company completed five acquisitions. During 2013, the company completed five acquisitions, including the acquisition of CSS Computer Security Solutions Holding GmbH, doing business as ComputerLinks AG. During 2012, the company completed seven acquisitions. Refer to Note 2, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

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

Executive Summary

Consolidated sales for 2014 increased by 6.6%, compared with the year-earlier period, due to a 6.1% increase in the global components business segment sales and a 7.6% increase in the global ECS business segment sales.

Net income attributable to shareholders increased to $498.0 million in 2014, compared with net income attributable to shareholders of $399.4 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2014 and 2013:

•	a non-cash impairment charge associated with discontinuing the use of a trade name of $78.0 million ($47.9 million net of related taxes) in 2014;

•	restructuring, integration, and other charges of $39.8 million ($29.3 million net of related taxes) in 2014 and $92.7 million ($65.6 million net of related taxes) in 2013;

•	identifiable intangible asset amortization of $44.1 million ($36.0 million net of related taxes) in 2014 and $36.8 million ($29.3 million net of related taxes) in 2013;

•	a gain on sale of investment of $29.7 million ($18.3 million net of related taxes) in 2014;

•	a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes) in 2013; and

•
an increase in the provision for income taxes of $20.8 million and interest expense of $1.6 million ($1.2 million net of related taxes) relating to the settlement of certain international tax matters in 2013.

Excluding the aforementioned items, the increase in net income attributable to shareholders for 2014 was primarily due to an increase in sales in the global components and global ECS segments, and the impact of recent acquisitions.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies") and the impact of acquisitions by adjusting the company's prior periods to include the operating results of businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the earliest period presented (referred to as "impact of acquisitions");

•
Sales adjusted for certain items that impact the year-over-year comparison, which includes the aforementioned change in presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees (referred to as "change in presentation of sales");

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, impairment charge, and settlement of legal matters; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, impairment charge, gain on sale of investment, loss on prepayment of debt, and settlement of certain international tax matters.

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

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2014	2013	% Change
Consolidated sales, as reported	$22,769	$21,357	6.6%
Impact of changes in foreign currencies	—	(79)
Impact of acquisitions	160	1,082
Consolidated sales, as adjusted	$22,929	$22,360	2.5%

Global components sales, as reported	$14,313	$13,496	6.1%
Impact of changes in foreign currencies	—	(3)
Impact of acquisitions	79	320
Global components sales, as adjusted	$14,392	$13,813	4.2%

Global ECS sales, as reported	$8,456	$7,862	7.6%
Impact of changes in foreign currencies	—	(76)
Impact of acquisitions	81	761
Global ECS sales, as adjusted	$8,537	$8,547	flat

Consolidated sales for 2014 increased by $1.41 billion, or 6.6%, compared with the year-earlier period. The increase in 2014 was driven by an increase in global components business segment sales of $817.3 million, or 6.1%, and an increase in global ECS business segment sales of $594.1 million, or 7.6%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by 2.5% in 2014, compared with the year-earlier period.

In the global components business segment, sales for 2014 increased 6.1%, compared with the year-earlier period primarily due to an increase in demand for products worldwide and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 4.2% in 2014, compared with the year-earlier period.

In the global ECS business segment, sales for 2014 increased 7.6% primarily driven by growth in software, services, storage and industry standard servers, offset, in part, by a decrease in demand for proprietary servers in the North America and EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales were flat in 2014, compared with the year-earlier period.

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2013	2012	% Change
Consolidated sales, as reported	$21,357	$20,405	4.7%
Impact of changes in foreign currencies	—	161
Impact of acquisitions	834	1,255
Change in presentation of sales	—	(281)
Consolidated sales, as adjusted	$22,191	$21,540	3.0%

Global components sales, as reported	$13,496	$13,361	1.0%
Impact of changes in foreign currencies	—	98
Impact of acquisitions	169	301
Change in presentation of sales	—	(281)
Global components sales, as adjusted	$13,665	$13,479	1.4%

Global ECS sales, as reported	$7,862	$7,044	11.6%
Impact of changes in foreign currencies	—	63
Impact of acquisitions	665	954
Global ECS sales, as adjusted	$8,527	$8,061	5.8%

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

In the global components business segment, sales for 2013 increased 1.0% compared with the year-earlier period primarily due to an increase in demand for products in the Asia Pacific region, the impact of recently acquired businesses, and the impact of a weaker U.S. dollar on the translation of the company's international financial statements offset, in part, by a decline in demand for products in both the Americas and EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, and the aforementioned change in presentation of sales, the company's global components business segment sales increased by 1.4% in 2013, compared with the year-earlier period.

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

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2014	2013	Change
Consolidated gross profit, as reported	$2,996	$2,791	7.3%
Impact of changes in foreign currencies	—	(10)
Impact of acquisitions	39	189
Consolidated gross profit, as adjusted	$3,035	$2,970	2.2%
Consolidated gross profit as a percentage of sales, as reported	13.2%	13.1%	10	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.2%	13.3%	(10)	bps

The company recorded gross profit of $3.00 billion and $2.79 billion for 2014 and 2013, respectively.  The increase in gross profit was primarily due to the aforementioned 6.6% increase in sales during 2014. Gross profit margins for 2014 increased by approximately 10 basis points, compared with the year-earlier period primarily due to a more favorable product mix in the global ECS business segment as compared with the year-earlier period, offset, in part, by competitive pricing pressure. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margin decreased approximately 10 basis points in 2014, compared with the year-earlier period.

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

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2014	2013	% Change
Selling, general, and administrative expenses, as reported	$1,960	$1,874	4.6%
Depreciation and amortization, as reported	156	131	19.0%
Operating expenses, as reported	2,116	2,005	5.5%
Impact of changes in foreign currencies	—	(5)
Impact of acquisitions	24	157
Operating expenses, as adjusted	$2,140	$2,157	(0.8)%

Selling, general, and administrative expenses increased by $86.1 million, or 4.6%, in 2014, on a sales increase of 6.6%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.6% and 8.8% for 2014 and 2013, respectively.

Depreciation and amortization expense for 2014 increased by $24.9 million, or 19.0%, compared with the year-earlier period, primarily due to recent acquisitions and further implementation of the company's enterprise resource planning ("ERP") initiative. Included in depreciation and amortization expense for 2014 and 2013 was $44.1 million ($36.0 million net of related taxes or $.36 per share on both a basic and diluted basis) and $36.8 million ($29.3 million net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively), respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for 2014 decreased 0.8%, on a sales increase, as adjusted, of 2.5%, due to the company's ability to efficiently manage operating costs.

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

Selling, general, and administrative expenses increased $24.1 million, or 1.3%, in 2013, on a sales increase of 4.7%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.8% and 9.1%, for 2013 and 2012, respectively.

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

Restructuring, Integration, and Other Charges

2014 Charges

In 2014, the company recorded restructuring, integration, and other charges of $39.8 million ($29.3 million net of related taxes or $.30 and $.29 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2014 is a restructuring and integration charge of $38.3 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2014 is a charge of $1.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $0.4 million.

The restructuring and integration charge of $38.3 million in 2014 includes personnel costs of $29.3 million, facilities costs of $5.6 million, and other costs of $3.5 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Charges

In 2013, the company recorded restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2013 is a restructuring and integration charge of $79.9 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2013 is a charge of $.8 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $11.9 million.

The restructuring and integration charge of $79.9 million in 2013 includes personnel costs of $66.2 million, facilities costs of $12.6 million, and other costs of $1.1 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2012 Charges

In 2012, the company recorded restructuring, integration, and other charges of $47.4 million ($30.7 million net of related taxes or $.28 per share on both a basic and diluted basis). Included in the restructuring, integration, and other charges for 2012 is a restructuring and integration charge of $43.3 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2012 is a charge of $1.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $2.7 million.

The restructuring and integration charge of $43.3 million in 2012 includes personnel costs of $31.3 million, facilities costs of $5.4 million, and asset write-downs of $6.6 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. The asset write-downs resulted from the company's decision to exit certain business activities which caused these assets to become redundant and have no future benefit.

As of December 31, 2014, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Trade Name Impairment Charge

The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78.0 million ($47.9 million net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

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

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2014	2013
Consolidated operating income, as reported	$762	$694
Identifiable intangible asset amortization	44	37
Restructuring, integration, and other charges	40	93
Impairment charge	78	—
Consolidated operating income, as adjusted*	$924	$823
Consolidated operating income, as reported as a percentage of sales, as reported	3.3%	3.2%
Consolidated operating income, as adjusted as a percentage of sales, as reported	4.1%	3.9%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $762.3 million, or 3.3% of sales, in 2014 compared with operating income of $693.5 million, or 3.2% of sales, in 2013.  Included in operating income for 2014 and 2013 were the previously discussed identifiable intangible asset amortization of $44.1 million and $36.8 million, respectively, restructuring, integration, and other charges of $39.8 million and $92.7 million, respectively, and impairment charge of $78.0 million. Excluding these items operating income, as adjusted was $924.2 million, or 4.1% of sales, in 2014 compared with operating income, as adjusted of $822.9 million, or 3.9% of sales, in 2013.

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

Gain on Sale of Investment

During 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. for proceeds of $40.5 million and accordingly recorded a gain on sale of investment of $29.7 million ($18.3 million net of related taxes or $.19 and $.18 per share on a basic and diluted basis).

Loss on Prepayment of Debt

During 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 1.4% in 2014 to $116.0 million, relatively consistent compared with $114.4 million in 2013.

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

Income Taxes

The company recorded a provision for income taxes of $184.9 million (an effective tax rate of 27.1%) for 2014. The company's provision for income taxes and effective tax rate for 2014 were impacted by the previously discussed restructuring, integration, and other charges, gain on sale of investment, and trade name impairment charge. Excluding the impact of the aforementioned items, the company's effective tax rate for 2014 was 27.8%.

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

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2014	2013
Net income attributable to shareholders, as reported	$498	$399
Identifiable intangible asset amortization	36	29
Restructuring, integration, and other charges	29	66
Impairment charge	48	—
Gain on sale of investment	(18)	—
Loss on prepayment of debt	—	3
Settlement of tax matters:
Income taxes	—	21
Interest (net of taxes)	—	1
Net income attributable to shareholders, as adjusted*	$593	$519

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $498.0 million for 2014, compared with net income attributable to shareholders of $399.4 million in the year-earlier period.  Included in net income attributable to shareholders for 2014 were the previously discussed identifiable intangible asset amortization of $36.0 million, restructuring, integration, and other charges of $29.3 million, impairment charge of $47.9 million, and gain on sale of investment of $18.3 million. Included in net income attributable to shareholders for 2013 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $65.6 million, loss on prepayment of debt of $2.6 million, and an increase in the provision for income taxes of $20.8 million and interest expense of $1.2 million related to the settlement of certain international tax matters. Excluding the aforementioned items, net income attributable to shareholders, as adjusted of $593.0 million for 2014, increased compared with net income attributable to shareholders, as adjusted of $519.0 million in the year-earlier period primarily due to an increase in sales in the global components and global ECS segments, and the impact of recent acquisitions.

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

The company recorded net income attributable to shareholders of $399.4 million for 2013, compared with net income attributable to shareholders of $506.3 million in the year-earlier period. Included in net income attributable to shareholders for 2013 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $65.6 million, loss on prepayment of debt of $2.6 million, and an increase in the provision for income taxes of $20.8 million and interest expense of $1.2 million relating to the settlement of certain international tax matters. Included in net income attributable to shareholders for 2012 were the previously discussed identifiable intangible asset amortization of $29.3 million, restructuring, integration, and other charges of $30.7 million, and a gain of $48.6 million related to the settlement of a legal matter. Excluding the aforementioned items net income attributable to shareholders, as adjusted of $519.0 million for 2013, was relatively consistent with net income attributable to shareholders, as adjusted of $517.8 million in the year-earlier period.

Liquidity and Capital Resources

At December 31, 2014 and 2013, the company had cash and cash equivalents of $400.4 million and $390.6 million, respectively, of which $300.9 million and $347.4 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2014, the net amount of cash provided by the company's operating activities was $673.3 million, the net amount of cash used for investing activities was $244.8 million, and the net amount of cash used for financing activities was $434.9 million. The effect of exchange rate changes on cash was an increase of $16.2 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 67.3% at December 31, 2014 and were approximately 65.8% at December 31, 2013.

The net amount of cash provided by the company's operating activities during 2014 was $673.3 million and was primarily due to earnings from operations, adjusted for non-cash items.

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

Working capital, as a percentage of sales, was 14.7%, 16.1%, and 15.7% in 2014, 2013, and 2012, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2014 was $244.8 million, primarily reflecting $162.9 million of cash consideration paid for acquired businesses, $122.5 million for capital expenditures, and $40.5 million of proceeds from sale of investment. Included in capital expenditures for 2014 is $57.0 million related to the company's global ERP initiative.

During 2014, the company completed five acquisitions. The aggregate consideration paid for these five acquisitions was $162.9 million, net of cash acquired, contingent consideration and other amounts withheld.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2014 was $434.9 million. The uses of cash from financing activities included $145.0 million of net repayments of long-term bank borrowings, $304.8 million of repurchases of common stock, a $12.5 million decrease in short-term and other borrowings, and other contingent consideration payments of $1.5 million. The sources of cash from financing activities during 2014 were $21.8 million of proceeds from the exercise of stock options, and $7.1 million related to excess tax benefits from stock-based compensation arrangements.

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

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at December 31, 2014), which is based on the company's credit ratings. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at December 31, 2014 and December 31, 2013. During the years ended December 31, 2014 and 2013, the average daily balance outstanding under the revolving credit facility was $378.7 million and $421.8 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775.0 million to $900.0 million and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2014), which is based on the company's credit ratings, or an effective interest rate of .55% at December 31, 2014.  The facility fee is .40%.

At December 31, 2014 and 2013, the company had $275.0 million and $420.0 million, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $2.06 billion and $1.87 billion, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program. During the years ended December 31, 2014 and 2013, the average daily balance outstanding under the asset securitization program was $488.2 million and $276.5 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

In April 2014, the company entered into an agreement for an uncommitted line of credit. In September 2014, the company amended its uncommitted line of credit to increase its borrowing capacity from $70.0 million to $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2014.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2014 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$261,063	$275,498	$498,275	$1,046,123	$2,080,959
Interest on long-term debt	90,455	161,382	121,422	166,448	539,707
Capital leases	4,666	3,171	110	—	7,947
Operating leases	61,466	79,109	31,295	16,902	188,772
Purchase obligations (a)	3,432,637	26,906	8,030	226	3,467,799
Other (b)	16,739	1,050	3,889	17,300	38,978
	$3,867,026	$547,116	$663,021	$1,246,999	$6,324,162

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2014. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of the Wyle defined benefit plan. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation.

The company does not anticipate having to make required contributions to the plans beyond 2024. Also included are amounts relating to personnel, facilities, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At December 31, 2014, the company's pro-rata share of this debt was approximately $.7 million. The company believes there is sufficient equity in each of the joint ventures to meet their obligations.

At December 31, 2014, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $56.9 million, of which approximately $.1 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Programs

In July 2013, the company's Board approved the repurchase of up to $200 million of the company's common stock through a share-repurchase program. In 2014, the company's Board approved an additional repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock. As of December 31, 2014, the company repurchased 6,227,341 shares under these programs with a market value of $338.8 million at the dates of repurchase, of which 2,189,966 shares with a market value of $115.2 million were repurchased during the fourth quarter of 2014.

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

This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one percent of the company's consolidated sales for 2012. Management has concluded that the impact of this revised presentation was not material and, therefore, prior periods have not been adjusted.

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

Investments

The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Accumulated other comprehensive income (loss)" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments accounted for as available-for-sale on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company also occasionally enters into forward starting interest rate swaps to fix the rate on an anticipated future long term debt issuance. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2014, 2013, and 2012, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2014, the company has $2.07 billion of goodwill, of which approximately $990.1 million and $33.9 million was allocated to the Americas and Asia/Pacific reporting units within the global components business segment, respectively and $626.1 million and $419.1 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas and Asia/Pacific reporting units within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 47%, 19%, 278%, and 128%, respectively.

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

During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78.0 million ($47.9 million net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

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

Impact of Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU No. 2014-15"). ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The adoption of the provisions of ASU No. 2014-15 is not expected to have a material impact on the company's financial position or results of operations.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12"). ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the provisions of ASU No. 2014-12 is not expected to have a material impact on the company's financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to- Maturity Transactions, Repurchase Financings, and Disclosures ("ASU No. 2014-11"). ASU No. 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements. In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 is effective for interim and annual periods beginning after December 15, 2014, with early application prohibited. The adoption of the provisions of ASU No. 2014-11 is not expected to have a material impact on the company's financial position or results of operations.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2014 and 2013 was $401.0 million and $445.7 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in decreased sales and operating income of $79.0 million and $4.8 million, respectively, for 2014, compared with the year-earlier period, based on 2013 sales and operating income at the average rate for 2014. Sales and operating income would decrease by approximately $688.3 million and $27.4 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2014. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2014, approximately 82% of the company's debt was subject to fixed rates, and 18% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2014. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.23% at December 31, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.4 million at December 31, 2014.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.63% at December 31, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of less than $.01 million at December 31, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap is classified as a cash flow hedge. During 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(656) and $(245) in 2014 and 2013, respectively.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. and subsidiaries (the “company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and the schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. and subsidiaries at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2015

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2014	2013	2012
Sales	$22,768,674	$21,357,285	$20,405,128
Costs and expenses:
Cost of sales	19,772,779	18,566,356	17,667,842
Selling, general, and administrative expenses	1,959,749	1,873,638	1,849,534
Depreciation and amortization	156,048	131,141	115,350
Restructuring, integration, and other charges	39,841	92,650	47,437
Trade name impairment charge	78,000	—	—
Settlement of legal matters	—	—	(79,158)
	22,006,417	20,663,785	19,601,005
Operating income	762,257	693,500	804,123
Equity in earnings of affiliated companies	7,318	7,429	8,112
Gain on sale of investment	29,743	—	—
Loss on prepayment of debt	—	4,277	—
Interest and other financing expense, net	115,985	114,433	101,876
Income before income taxes	683,333	582,219	710,359
Provision for income taxes	184,943	182,343	203,642
Consolidated net income	498,390	399,876	506,717
Noncontrolling interests	345	456	385
Net income attributable to shareholders	$498,045	$399,420	$506,332
Net income per share:
Basic	$5.05	$3.89	$4.64
Diluted	$4.98	$3.85	$4.56
Weighted-average shares outstanding:
Basic	98,675	102,559	109,240
Diluted	99,947	103,699	111,077

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Consolidated net income	$498,390	$399,876	$506,717
Other comprehensive income:
Foreign currency translation adjustment	(265,030)	65,793	23,889
Unrealized gain (loss) on investment securities, net	(12,925)	1,027	3,679
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	403	2,075	(4,805)
Employee benefit plan items, net	(12,617)	11,520	(6,976)
Other comprehensive income (loss)	(290,169)	80,415	15,787
Comprehensive income	208,221	480,291	522,504
Less: Comprehensive income attributable to noncontrolling interests	345	456	192
Comprehensive income attributable to shareholders	$207,876	$479,835	$522,312

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$400,355	$390,602
Accounts receivable, net	6,043,850	5,769,759
Inventories	2,335,257	2,167,287
Other current assets	253,145	258,122
Total current assets	9,032,607	8,585,770
Property, plant, and equipment, at cost:
Land	23,770	24,051
Buildings and improvements	144,530	142,583
Machinery and equipment	1,146,045	1,113,987
	1,314,345	1,280,621
Less: Accumulated depreciation and amortization	(678,046)	(648,232)
Property, plant, and equipment, net	636,299	632,389
Investments in affiliated companies	69,124	67,229
Intangible assets, net	335,711	426,069
Cost in excess of net assets of companies acquired	2,069,209	2,039,293
Other assets	299,906	310,133
Total assets	$12,442,856	$12,060,883
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,027,103	$4,503,200
Accrued expenses	797,464	774,868
Short-term borrowings, including current portion of long-term debt	13,454	23,878
Total current liabilities	5,838,021	5,301,946
Long-term debt	2,075,453	2,226,132
Other liabilities	370,471	347,977
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2014 and 2013
Issued - 125,424 shares in both 2014 and 2013	125,424	125,424
Capital in excess of par value	1,086,082	1,071,075
Treasury stock (29,529 and 25,488 shares in 2014 and 2013, respectively), at cost	(1,169,673)	(920,528)
Retained earnings	4,176,754	3,678,709
Accumulated other comprehensive income (loss)	(64,617)	225,552
Total shareholders' equity	4,153,970	4,180,232
Noncontrolling interests	4,941	4,596
Total equity	4,158,911	4,184,828
Total liabilities and equity	$12,442,856	$12,060,883

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2014	2013	2012
Cash flows from operating activities:
Consolidated net income	$498,390	$399,876	$506,717
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	156,048	131,141	115,350
Amortization of stock-based compensation	41,930	36,923	34,546
Equity in earnings of affiliated companies	(7,318)	(7,429)	(8,112)
Deferred income taxes	(25,744)	273	(5,414)
Restructuring, integration, and other charges	29,324	65,601	30,739
Trade name impairment charge	78,000	—	—
Gain on sale of investment	(18,269)	—	—
Excess tax benefits from stock-based compensation arrangements	(7,129)	(7,172)	(5,029)
Other	2,686	3,534	(5,786)
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(521,613)	(572,886)	(318,689)
Inventories	(210,789)	(21,277)	(62,383)
Accounts payable	628,697	446,814	406,874
Accrued expenses	12,396	(123,969)	38,858
Other assets and liabilities	16,692	99,262	(52,638)
Net cash provided by operating activities	673,301	450,691	675,033
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(162,881)	(367,940)	(281,918)
Acquisition of property, plant, and equipment	(122,505)	(116,162)	(112,224)
Proceeds from sale of investment	40,542	—	—
Purchase of cost method investments	—	(3,000)	(15,000)
Net cash used for investing activities	(244,844)	(487,102)	(409,142)
Cash flows from financing activities:
Change in short-term and other borrowings	(12,541)	(31,340)	(9,812)
Proceeds from (repayment of) long-term bank borrowings, net	(145,000)	71,400	(5,400)
Net proceeds from note offering	—	591,156	—
Redemption of senior notes	—	(338,184)	—
Proceeds from exercise of stock options	21,788	36,014	13,372
Excess tax benefits from stock-based compensation arrangements	7,129	7,172	5,029
Repurchases of common stock	(304,763)	(362,793)	(260,870)
Other	(1,499)	—	—
Net cash used for financing activities	(434,886)	(26,575)	(257,681)
Effect of exchange rate changes on cash	16,182	43,904	4,587
Net increase (decrease) in cash and cash equivalents	9,753	(19,082)	12,797
Cash and cash equivalents at beginning of year	390,602	409,684	396,887
Cash and cash equivalents at end of year	$400,355	$390,602	$409,684

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2011	$125,382	$1,076,275	$(434,959)	$2,772,957	$129,157	$6,448	$3,675,260
Consolidated net income	—	—	—	506,332	—	385	506,717
Other comprehensive income	—	—	—	—	15,980	(193)	15,787
Amortization of stock-based compensation	—	34,546	—	—	—	—	34,546
Shares issued for stock-based compensation awards	42	(29,632)	42,962	—	—	—	13,372
Tax benefits related to stock-based compensation awards	—	5,076	—	—	—	—	5,076
Repurchases of common stock	—	—	(260,870)	—	—	—	(260,870)
Purchase of subsidiary shares from noncontrolling interest	—	(26)	—	—	—	(2,500)	(2,526)
Balance at December 31, 2012	125,424	1,086,239	(652,867)	3,279,289	145,137	4,140	3,987,362
Consolidated net income	—	—	—	399,420	—	456	399,876
Other comprehensive income	—	—	—	—	80,415	—	80,415
Amortization of stock-based compensation	—	36,923	—	—	—	—	36,923
Shares issued for stock-based compensation awards	—	(59,118)	95,132	—	—	—	36,014
Tax benefits related to stock-based compensation awards	—	7,031	—	—	—	—	7,031
Repurchases of common stock	—	—	(362,793)	—	—	—	(362,793)
Balance at December 31, 2013	125,424	1,071,075	(920,528)	3,678,709	225,552	4,596	4,184,828
Consolidated net income	—	—	—	498,045	—	345	498,390
Other comprehensive loss	—	—	—	—	(290,169)	—	(290,169)
Amortization of stock-based compensation	—	41,930	—	—	—	—	41,930
Shares issued for stock-based compensation awards	—	(33,830)	55,618	—	—	—	21,788
Tax benefits related to stock-based compensation awards	—	6,907	—	—	—	—	6,907
Repurchases of common stock	—	—	(304,763)	—	—	—	(304,763)
Balance at December 31, 2014	$125,424	$1,086,082	$(1,169,673)	$4,176,754	$(64,617)	$4,941	$4,158,911

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

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to seven years. At December 31, 2014 and 2013, the company had unamortized software development costs of $411,056 and $420,180, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets.

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

During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global enterprise computing solutions ("ECS") business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78,000 ($47,911 net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2014, 2013, and 2012, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2014, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The company recorded, as a component of selling, general, and administrative expenses, amortization of stock-based compensation of $41,930, $36,923, and $34,546 in 2014, 2013, and 2012, respectively.

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

During the third quarter of 2012, the company prospectively revised its presentation of sales related to certain fulfillment contracts to present these revenues on an agency basis as net fees, as compared to presenting gross sales and costs of sales in prior periods. This revised presentation had no impact on the company's consolidated balance sheet or statement of cash flows. Within the company's consolidated statement of operations, gross profit dollars, operating income dollars, net income dollars, and earnings per share were also not impacted for any periods reported. Prior to this prospective revision, these contracts approximated one percent of the company's consolidated sales for 2012. Management has concluded that the impact of this revised presentation was not material and, therefore, prior periods have not been adjusted.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $85,591, $92,620, and $83,278 in 2014, 2013, and 2012, respectively.

Impact of Recently Issued Accounting Standards

In August 2014, the FASB issued Accounting Standards Update No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern ("ASU No. 2014-15"). ASU No. 2014-15 is intended to define management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-15 provides guidance to an organization's management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in footnote disclosures. ASU No. 2014-15 is effective for annual periods ending after December 15, 2016, and for interim and annual periods thereafter, with early application permitted. The adoption of the provisions of ASU No. 2014-15 is not expected to have a material impact on the company's financial position or results of operations.

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

In June 2014, the FASB issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12"). ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the provisions of ASU No. 2014-12 is not expected to have a material impact on the company's financial position or results of operations.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to- Maturity Transactions, Repurchase Financings, and Disclosures ("ASU No. 2014-11"). ASU No. 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements. In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions. ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings. ASU No. 2014-11 is effective for interim and annual periods beginning after December 15, 2014, with early application prohibited. The adoption of the provisions of ASU No. 2014-11 is not expected to have a material impact on the company's financial position or results of operations.

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

Recently Announced/Completed Acquisitions

In February 2015, the company acquired RDC, a wholly owned subsidiary of Computacenter UK Ltd., for a purchase price of approximately £58,000 (approximately $87,000). RDC is a leading technology returns and asset management company with operations within the EMEA region.

In January 2015, the company announced a cash tender offer to acquire all of the outstanding shares of Data Modul AG for approximately €94,000 (approximately $105,000). The acquisition is expected to close in early 2015.

2014 Acquisitions

During 2014, the company completed five acquisitions. The aggregate consideration paid for these acquisitions was $162,881, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the years ended December 31, 2014 and 2013, as though the 2014 acquisitions occurred on January 1 was also not material.

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

The following table summarizes the company's consolidated results of operations for 2013 and 2012, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1, 2012:

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2012 Acquisitions

During 2012, the company completed seven acquisitions. The aggregate consideration for these seven acquisitions was $289,782, net of cash acquired, and includes $10,390 of contingent consideration. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2012 acquisitions on the consolidated results of operations of the company for the year ended December 31, 2012, as though the 2012 acquisitions occurred on January 1 was also not material.

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

As of the first day of the fourth quarters of 2014, 2013, and 2012, the company's annual impairment testing did not result in any indicators of impairment of cost in excess of net assets of companies acquired.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2012 (a)	$957,916	$753,787	$1,711,703
Acquisitions	50,218	275,442	325,660
Foreign currency translation adjustment	(7,274)	9,204	1,930
Balance as of December 31, 2013 (a)	1,000,860	1,038,433	2,039,293
Acquisitions	63,077	47,974	111,051
Foreign currency translation adjustment	(12,154)	(68,981)	(81,135)
Balance as of December 31, 2014 (a)	$1,051,783	$1,017,426	$2,069,209

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of December 31, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	402,036	(171,071)	230,965
Developed technology	5 years	8,806	(5,444)	3,362
Other intangible assets	(b)	1,719	(1,335)	384
		$513,561	$(177,850)	$335,711

(b)     Consists of non-competition agreements with useful lives ranging from two to three years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The gross carrying value of trade names in the table above is reflected net of a $78,000 non-cash impairment charge recorded during the fourth quarter of 2014. In connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in the non-cash impairment charge of $78,000 ($47,911 net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

Intangible assets, net, are comprised of the following as of December 31, 2013:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$179,000	$—	$179,000
Customer relationships	10 years	374,244	(134,817)	239,427
Developed technology	5 years	9,625	(4,051)	5,574
Other intangible assets	(c)	4,609	(2,541)	2,068
		$567,478	$(141,409)	$426,069

(c)	Consists of non-competition agreements and sales backlog with useful lives ranging from one to three years.

Amortization expense related to identifiable intangible assets was $44,063 ($35,965 net of related taxes or $.36 per share on both a basic and diluted basis), $36,769 ($29,339 net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively), and $36,508 ($29,336 net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively) for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense for each of the years 2015 through 2019 is estimated to be approximately $43,501, $41,627, $38,509, $32,892, and $26,462, respectively.

4. Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Arrow Altech Holdings (Pty.) Ltd. ("Altech Industries"), a joint venture with Allied Technologies Limited. These investments are accounted for using the equity method.

The following table presents the company's investment in Marubun/Arrow and Altech Industries at December 31:

	2014	2013
Marubun/Arrow	$58,617	$54,672
Altech Industries	10,507	12,557
	$69,124	$67,229

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2014	2013	2012
Marubun/Arrow	$6,510	$6,386	$6,825
Altech Industries	808	1,043	1,287
	$7,318	$7,429	$8,112

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At December 31, 2014, the company's pro-rata share of this debt was approximately $676. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2014	2013
Accounts receivable	$6,103,038	$5,833,888
Allowances for doubtful accounts	(59,188)	(64,129)
Accounts receivable, net	$6,043,850	$5,769,759

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

6. Debt

At December 31, 2014 and 2013, short-term borrowings of $13,454 and $23,878, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at December 31, 2014 and 2013 were 3.8% and 4.5%, respectively.

Long-term debt consists of the following at December 31:

	2014	2013
Asset securitization program	$275,000	$420,000
3.375% notes, due 2015	252,275	255,004
6.875% senior debentures, due 2018	199,288	199,078
3.00% notes, due 2018	298,989	298,691
6.00% notes, due 2020	299,953	299,945
5.125% notes, due 2021	249,514	249,435
4.50% notes, due 2023	297,964	297,767
7.50% senior debentures, due 2027	198,310	198,170
Interest rate swaps designated as fair value hedges	378	—
Other obligations with various interest rates and due dates	3,782	8,042
	$2,075,453	$2,226,132

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, and 4.50% notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2014	2013
3.375% notes, due 2015	$255,000	$260,000
6.875% senior debentures, due 2018	232,000	228,000
3.00% notes, due 2018	309,000	300,000
6.00% notes, due 2020	339,000	330,000
5.125% notes, due 2021	277,500	260,000
4.50% notes, due 2023	321,000	291,000
7.50% senior debentures, due 2027	254,000	232,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at December 31, 2014), which is based on the company's credit ratings. The facility fee is .20%. There were no outstanding borrowings under the revolving credit facility at December 31, 2014 and December 31, 2013.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In March 2014, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $775,000 to $900,000 and extended its term to mature in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2014), which is based on the company's credit ratings, or an effective interest rate of .55% at December 31, 2014.  The facility fee is .40%.

At December 31, 2014 and 2013, the company had $275,000 and $420,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $2,060,589 and $1,867,552, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2014 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Annual payments of borrowings during each of the years 2015 through 2019 are $265,729, $2,411, $276,258, $498,385, and $0, respectively, and $1,046,123 for all years thereafter.

In April 2014, the company entered into an agreement for an uncommitted line of credit. In September 2014, the company amended its uncommitted line of credit to increase its borrowing capacity from $70,000 to $100,000. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2014.

During 2013, the company completed the sale of $300,000 principal amount of its 3.00% notes due in 2018 and $300,000 principal amount of its 4.50% notes due in 2023. The net proceeds of the offering of $591,156 were used to refinance the company's 6.875% senior notes due July 2013 and for general corporate purposes.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

During 2013, the company redeemed $332,107 principal amount of its 6.875% senior notes due July 2013. The related loss on the redemption aggregated $4,277 ($2,627 net of related taxes or $.03 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

Interest and other financing expense, net, includes interest and dividend income of $5,552, $5,632, and $5,779 in 2014, 2013, and 2012, respectively. Interest paid, net of interest and dividend income, amounted to $120,477, $116,663, and $113,628 in 2014, 2013, and 2012, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$99,000	$—	$—	$99,000
Available-for-sale securities	38,109	—	—	38,109
Interest rate swaps	—	378	—	378
Foreign exchange contracts	—	694	—	694
Contingent consideration	—	—	(6,202)	(6,202)
	$137,109	$1,072	$(6,202)	$131,979

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2013:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$69,857	$—	$—	$69,857
Foreign exchange contracts	—	(654)	—	(654)
Contingent consideration	—	—	(5,845)	(5,845)
	$69,857	$(654)	$(5,845)	$63,358

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the Level 3 activity for the year ended December 31, 2014:

Balance as of December 31, 2013	$(5,845)
Fair value of initial contingent consideration	(5,853)
Change in fair value of contingent consideration included in earnings	2,976
Payment of contingent consideration	1,499
Foreign currency translation adjustment	1,021
Balance as of December 31, 2014	$(6,202)

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges" in the company's consolidated statements of operations.

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our trade names. The company tests these assets for impairment if indicators of potential impairment exist.

During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78,000 ($47,911 net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

During 2014, 2013, and 2012 there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

During 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") for proceeds of $40,542 and accordingly recorded a gain on sale of investment of $29,743 ($18,269 net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

The fair value of the company's available-for-sale securities is as follows at December 31:

		2014
		Marubun	Mutual Funds
Cost basis		$10,016	$16,233
Unrealized holding gain		6,174	5,686
Fair value		$16,190	$21,919

	2013
	Marubun	WPG	Mutual Funds
Cost basis	$10,016	$10,798	$15,614
Unrealized holding gain	2,709	24,903	5,817
Fair value	$12,725	$35,701	$21,431

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

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.23% at December 31, 2014), through its maturity. The swap is classified as a fair value hedge and had a fair value of $381 at December 31, 2014.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.63% at December 31, 2014), through its maturity. The swap is classified as a fair value hedge and had a negative fair value of $3 at December 31, 2014.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap is classified as a cash flow hedge. During 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(656) and $(245) in 2014 and 2013, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2014 and 2013 was $401,048 and $445,684, respectively.

The fair values of derivative instruments in the consolidated balance sheets are as follows at December 31:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	2014	2013
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$(3)	$—
Interest rate swaps designated as fair value hedges	Other assets	381	—
Foreign exchange contracts designated as cash flow hedges	Other current assets	960	368
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(376)	(203)
Total derivative instruments designated as hedging instruments		962	165
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,404	1,275
Foreign exchange contracts	Accrued expenses	(2,294)	(2,094)
Total derivative instruments not designated as hedging instruments		110	(819)
Total		$1,072	$(654)

The effect of derivative instruments on the consolidated statements of operations is as follows for the years ended December 31:

	Gain (Loss) Recognized in Income
	2014	2013	2012
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—
Total	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(793)	$(144)	$(3,777)
Total	$(793)	$(144)	$(3,777)

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Cash Flow Hedges
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
2014
Effective portion:
Gain recognized in other comprehensive income	$—	$412
Loss reclassified into income	$(656)	$(402)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

2013
Effective portion:
Gain (loss) recognized in other comprehensive income	$3,132	$(243)
Gain (loss) reclassified into income	$(537)	$439
Ineffective portion:
Gain (loss) recognized in income	$292	$—

2012
Effective portion:
Gain (loss) recognized in other comprehensive income	$(7,823)	$1,012
Gain (loss) reclassified into income	$—	$(54)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Contingent Consideration

The company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of possible payments. The company reassesses the fair value of contingent consideration on a quarterly basis. Contingent consideration was recorded in connection with three acquisitions prior to 2014 and one acquisition in 2014. For the acquisitions prior to 2014, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $6,000 over a two-year period and $5,400 at the end of a three-year period. For the 2014 acquisition, a payment of $1,499 was made during the fourth quarter to settle all obligations under the contingent consideration arrangement. Contingent consideration of $3,000 and $3,202 was included in "Accrued expenses" and "Other liabilities" in the company's consolidated balance sheet as of December 31, 2014, respectively. Contingent consideration of $2,123 and $3,722 was included in "Accrued expenses" and "Other liabilities" in the company's consolidated balance sheet as of December 31, 2013, respectively. A twenty percent increase or decrease in projected operating performance over the remaining

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

performance period would not result in a material change in the fair value of the contingent consideration recorded as of December 31, 2014.

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

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2014	2013	2012
Current:
Federal	$101,857	$85,173	$134,276
State	20,123	15,845	22,072
International	88,707	81,052	52,708
	210,687	182,070	209,056
Deferred:
Federal	(1,097)	22,973	9,690
State	(2,071)	2,438	2,572
International	(22,576)	(25,138)	(17,676)
	(25,744)	273	(5,414)
	$184,943	$182,343	$203,642

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2014	2013	2012
United States	$317,400	$326,990	$441,526
International	365,933	255,229	268,833
Income before income taxes	$683,333	$582,219	$710,359

Provision at statutory tax rate	$239,166	$203,777	$248,626
State taxes, net of federal benefit	11,734	11,885	16,019
International effective tax rate differential	(56,865)	(22,059)	(43,008)
Change in valuation allowance	(7,803)	(8,253)	(6,266)
Other non-deductible expenses	4,040	2,840	2,764
Changes in tax accruals	1,335	(1,336)	(10,613)
Other	(6,664)	(4,511)	(3,880)
Provision for income taxes	$184,943	$182,343	$203,642

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

At December 31, 2014, the company had a liability for unrecognized tax benefits of $44,701 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $125 is expected to be paid over the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2014	2013	2012
Balance at beginning of year	$45,987	$46,980	$63,498
Additions based on tax positions taken during a prior period	3,792	22,170	448
Reductions based on tax positions taken during a prior period	(7,737)	(3,684)	(11,824)
Additions based on tax positions taken during the current period	5,518	7,593	8,014
Reductions related to settlement of tax matters	(317)	(24,450)	(8,288)
Reductions related to a lapse of applicable statute of limitations	(2,542)	(2,622)	(4,868)
Balance at end of year	$44,701	$45,987	$46,980

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2014, 2013, and 2012 the company recognized $1,570, $267, and $18, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2014 and 2013, the company had a liability for the payment of interest of $12,173 and $10,637, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2014:

United States - Federal	2011 - present
United States - States	2008 - present
Germany (a)	2010 - present
Hong Kong	2008 - present
Italy (a)	2008 - present
Sweden	2008 - present
United Kingdom	2012 - present

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$113,414	$112,584
Inventory adjustments	42,635	43,009
Allowance for doubtful accounts	16,055	16,513
Accrued expenses	56,178	52,664
Interest carryforward	34,558	44,917
Stock-based compensation awards	11,010	11,507
Other comprehensive income items	19,885	6,206
Other	1,083	1,470
	294,818	288,870
Valuation allowance	(8,353)	(16,156)
Total deferred tax assets	$286,465	$272,714

Deferred tax liabilities:
Goodwill	$(81,716)	$(54,261)
Depreciation	(78,151)	(65,309)
Intangible assets	(30,372)	(66,919)
Total deferred tax liabilities	$(190,239)	$(186,489)
Total net deferred tax assets	$96,226	$86,225

At December 31, 2014, the company had international tax loss carryforwards of approximately $346,852, of which $22,516 have expiration dates ranging from 2015 to 2033, and the remaining $324,336 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $93,318 with a corresponding valuation allowance of $3,858.

The company also has Federal net operating loss carryforwards of approximately $51,151 at December 31, 2014 which relate to acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2020. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of certain Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,947,255 at December 31, 2014. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $223,909, $235,102, and $179,408 in 2014, 2013, and 2012, respectively.

9. Restructuring, Integration, and Other Charges

In 2014, 2013, and 2012, the company recorded restructuring, integration, and other charges of $39,841 ($29,324 net of related taxes or $.30 and $.29 per share on a basic and diluted basis, respectively), $92,650 ($65,601 net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively), and $47,437 ($30,739 net of related taxes or $.28 per share on both a basic and diluted basis), respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

	2014	2013	2012
Restructuring and integration charge - current period actions	$38,347	$79,921	$43,333
Restructuring and integration charges - actions taken in prior periods	1,130	794	1,387
Acquisition-related expenses	364	11,935	2,717
	$39,841	$92,650	$47,437

2014 Restructuring and Integration Charge

The following table presents the components of the 2014 restructuring and integration charge of $38,347 and activity in the related restructuring and integration accrual for 2014:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$29,268	$5,591	$3,488	$38,347
Payments	(20,172)	(3,082)	(1,511)	(24,765)
Non-cash usage	—	—	(729)	(729)
Foreign currency translation	(474)	(30)	(1)	(505)
Balance as of December 31, 2014	$8,622	$2,479	$1,247	$12,348

The restructuring and integration charge of $38,347 in 2014 includes personnel costs of $29,268, facilities costs of $5,591, and other costs of $3,488. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2013 Restructuring and Integration Charge

The following table presents the components of the 2013 restructuring and integration charge of $79,921 and activity in the related restructuring and integration accrual for 2013 and 2014:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$66,233	$12,586	$1,102	$79,921
Payments	(41,350)	(6,870)	—	(48,220)
Non-cash usage	—	—	(895)	(895)
Foreign currency translation	838	92	1	931
Balance as of December 31, 2013	25,721	5,808	208	31,737
Restructuring and integration charge (credit)	(716)	2,033	—	1,317
Payments	(22,557)	(5,492)	(103)	(28,152)
Foreign currency translation	(374)	(69)	(14)	(457)
Balance as of December 31, 2014	$2,074	$2,280	$91	$4,445

The restructuring and integration charge of $79,921 in 2013 includes personnel costs of $66,233, facilities costs of $12,586, and other costs of $1,102. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2013

Included in restructuring, integration, and other charges for 2014 are restructuring and integration charges (credits) of $(187) related to restructuring and integration actions taken prior to 2013. The restructuring and integration charge includes adjustments to personnel costs of $(184) and facilities costs of $(3). The restructuring and integration accruals related to actions taken prior to 2013 of $1,190, include accruals for personnel costs of $445, accruals for facilities costs of $745.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $17,983 at December 31, 2014, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $11,141 relate to the termination of personnel and are primarily expected to be spent within one year.

•	The accruals for facilities totaling $5,504 relate to vacated leased properties that have scheduled payments of $4,265 in 2015, $916 in 2016, $134 in 2017, and $189 in 2018.

•	Other accruals of $1,338 are expected to be spent within one year.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for 2014 are acquisition-related expenses of $364, primarily consisting of changes in the fair value of contingent consideration and professional fees directly related to recent acquisition activity, offset, in part, by an insurance recovery related to environmental matters in connection with the Wyle Electronics ("Wyle") acquisition.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

10. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in the balances of each component of accumulated other comprehensive income (loss):

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2012	$182,632	$19,617	$(6,669)	$(50,443)	$145,137
Other comprehensive income before reclassifications (a)	66,232	1,027	1,923	8,647	77,829
Amounts reclassified into income	(439)	—	152	2,873	2,586
Net change in accumulated other comprehensive income for the year ended December 31, 2013	65,793	1,027	2,075	11,520	80,415
Balance as of December 31, 2013	248,425	20,644	(4,594)	(38,923)	225,552
Other comprehensive income (loss) before reclassifications (a)	(265,432)	5,344	—	(14,630)	(274,718)
Amounts reclassified into income	402	(18,269)	403	2,013	(15,451)
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2014	(265,030)	(12,925)	403	(12,617)	(290,169)
Balance as of December 31, 2014	$(16,605)	$7,719	$(4,191)	$(51,540)	$(64,617)

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $57,109 and $(17,557) for 2014 and 2013, respectively.

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2011	125,382	13,568	111,814
Shares issued for stock-based compensation awards	42	(1,326)	1,368
Repurchases of common stock	—	7,181	(7,181)
Common stock outstanding at December 31, 2012	125,424	19,423	106,001
Shares issued for stock-based compensation awards	—	(2,772)	2,772
Repurchases of common stock	—	8,837	(8,837)
Common stock outstanding at December 31, 2013	125,424	25,488	99,936
Shares issued for stock-based compensation awards	—	(1,506)	1,506
Repurchases of common stock	—	5,547	(5,547)
Common stock outstanding at December 31, 2014	125,424	29,529	95,895

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2014 and 2013.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Share-Repurchase Programs

In July 2013, the company's Board of Directors (the "Board") approved the repurchase of up to $200,000 of the company's common stock through a share-repurchase program. In 2014, the company's Board approved an additional repurchase of up to $400,000 ($200,000 in May and December, respectively) of the company's common stock. As of December 31, 2014, the company repurchased 6,227,341 shares under these programs with a market value of $338,756 at the dates of repurchase, of which 2,189,966 shares with a market value of $115,197 were repurchased during the fourth quarter of 2014.

11. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2014	2013	2012
Net income attributable to shareholders	$498,045	$399,420	$506,332
Weighted-average shares outstanding - basic	98,675	102,559	109,240
Net effect of various dilutive stock-based compensation awards	1,272	1,140	1,837
Weighted-average shares outstanding - diluted	99,947	103,699	111,077
Net income per share:
Basic	$5.05	$3.89	$4.64
Diluted (a)	$4.98	$3.85	$4.56

(a)
Stock-based compensation awards for the issuance of 294 shares, 874 shares, and 1,424 shares for the years ended December 31, 2014, 2013, and 2012, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

12. Employee Stock Plans

Omnibus Plan

The company maintains the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (the "Omnibus Plan"), which provides an array of equity alternatives available to the company when designing compensation incentives. The Omnibus Plan permits the grant of cash-based awards, non-qualified stock options, incentive stock options ("ISOs"), stock appreciation rights, restricted stock, restricted stock units, performance shares, performance units, covered employee annual incentive awards, and other stock-based awards. The Compensation Committee of the company's Board of Directors (the "Compensation Committee") determines the vesting requirements, termination provision, and the terms of the award for any awards under the Omnibus Plan when such awards are issued.

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment. There were 3,228,748 and 4,405,137 shares available for grant under the Omnibus Plan as of December 31, 2014 and 2013, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following information relates to the stock option activity for the year ended December 31, 2014:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2013	2,228,108	$35.92
Granted	355,869	57.02
Exercised	(655,706)	33.23
Forfeited	(67,578)	42.58
Outstanding at December 31, 2014	1,860,693	40.67	76	months	$32,128
Exercisable at December 31, 2014	905,258	34.37	54	months	$21,289

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2014 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2014. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2014, 2013, and 2012 was $15,360, $16,345, and $7,675, respectively.

Cash received from option exercises during 2014, 2013, and 2012 was $21,788, $36,014, and $13,372, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2014, 2013, and 2012 was $18,718, $21,882, and $11,842, respectively.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2014	2013	2012
Volatility (percent) (a)	37	41	39
Expected term (in years) (b)	5.3	5.4	5.3
Risk-free interest rate (percent) (c)	1.6	1.0	1.0

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $20.32, $15.83, and $15.20 during 2014, 2013, and 2012, respectively.

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

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2014:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2013	2,086,419	$39.65
Granted	671,865	54.77
Vested	(840,204)	38.33
Forfeited	(153,808)	42.67
Non-vested shares at December 31, 2014	1,764,272	45.78

The total fair value of shares vested during 2014, 2013, and 2012 was $47,583, $59,876, and $34,593, respectively.

As of December 31, 2014, there was $41,229 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.2 years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2014, there were 9 current and 19 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

Additionally, as part of the company's acquisition of Wyle in 2000, Wyle provided retirement benefits for certain employees under a defined benefit plan. Benefits under this plan were frozen as of December 31, 2000.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2014	2013	2014	2013
Accumulated benefit obligation	$76,261	$67,320	$136,298	$126,481
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$75,312	$73,327	$126,481	$128,771
Service cost	1,330	2,126	—	—
Interest cost	3,280	2,846	5,491	5,038
Actuarial loss (gain)	8,668	301	10,206	(1,158)
Benefits paid	(3,476)	(3,288)	(5,880)	(6,170)
Projected benefit obligation at end of year	$85,114	$75,312	$136,298	$126,481
Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$104,714	$92,976
Actual return on plan assets	—	—	2,264	17,608
Company contributions	—	—	4,500	300
Benefits paid	—	—	(5,880)	(6,170)
Fair value of plan assets at end of year	$—	$—	$105,598	$104,714
Funded status	$(85,114)	$(75,312)	$(30,700)	$(21,767)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(3,700)	$(3,531)	$—	$—
Noncurrent liabilities	(81,414)	(71,781)	(30,700)	(21,767)
Net liabilities at end of year	$(85,114)	$(75,312)	$(30,700)	$(21,767)
Components of net periodic pension cost:
Service cost	$1,330	$2,126	$—	$—
Interest cost	3,280	2,846	5,491	5,038
Expected return on plan assets	—	—	(7,066)	(6,516)
Amortization of net loss	1,997	2,707	1,270	1,956
Amortization of prior service cost	42	42	—	—
Net periodic pension cost	$6,649	$7,721	$(305)	$478
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.50%	4.00%	4.50%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	6.75%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.50%	4.00%	4.50%	4.00%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	7.25%

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

Benefit payments are expected to be paid as follows:

	Arrow SERP	Wyle Defined Benefit Plan
2015	$3,766	$6,657
2016	3,877	6,861
2017	3,837	6,976
2018	4,360	7,042
2019	5,763	7,235
2020-2024	28,390	38,452

The company makes contributions to the Wyle defined benefit plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $4,500 and $300 in 2014 and 2013, respectively. The company does not expect to make contributions in 2015.

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2014, utilizing the fair value hierarchy discussed in Note 7, are as follows:

	Level 1	Level 2	Level 3	Total
Equities:
U.S. common stocks	$44,100	$—	$—	$44,100
International mutual funds	14,873	—	—	14,873
Index mutual funds	16,477	—	—	16,477
Fixed Income:
Mutual funds	29,134	—	—	29,134
Insurance contracts	—	1,014	—	1,014
Total	$104,584	$1,014	$—	$105,598

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

Comprehensive Income Items

In 2014, 2013, and 2012, actuarial (gains) losses of $14,901, $(7,615), and $9,120, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2014, 2013, and 2012, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: prior service cost of $19, $19, and $19, respectively and an actuarial loss of $1,994, $2,854, and $2,311, respectively.

Included in accumulated other comprehensive loss at December 31, 2014 and 2013 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized prior service costs (credits) of $(12) and $7, respectively, and unrecognized actuarial losses of $49,491 and $36,584, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive loss, net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2015 are $9 and $2,945, respectively.

Stock Ownership Plan

Effective December 31, 2012, the company froze its noncontributory employee stock ownership plan to new participants and no further contributions were made by the company on behalf of participants in the plan. The account balances of participants in the plan as of December 31, 2012 became fully vested. The plan enabled most United States employees to acquire shares of the company's common stock. Contributions, which were determined by the Board, were in the form of common stock or cash, which was used to purchase the company's common stock for the benefit of participating employees. Contributions to the plan in 2012 were $5,966.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $12,584, $14,102, and $14,014 in 2014, 2013, and 2012, respectively. In lieu of contributions to the employee stock ownership plan, which was frozen on December 31, 2012 as described above, the company made discretionary contributions to the company's defined benefit 401(k) plan, which amounted to $7,139 and $7,403 in 2014 and 2013, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $27,284, $26,038, and $23,990 in 2014, 2013, and 2012, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2026. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $77,392, $79,966, and $79,104 in 2014, 2013, and 2012, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2015	$61,466
2016	45,720
2017	33,389
2018	18,406
2019	12,889
Thereafter	16,902

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

Approximately $47,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,490 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. In January 2015, the Court of Appeals confirmed the French court's ruling; however, the ruling remains subject to a final appeal by the plaintiff. The company believes that any amount in addition to the amount accrued by the company would not materially adversely impact the company's consolidated financial position, liquidity, or results of operations.

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

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2014	2013	2012
Sales:
Global components	$14,313,026	$13,495,766	$13,361,122
Global ECS	8,455,648	7,861,519	7,044,006
Consolidated	$22,768,674	$21,357,285	$20,405,128
Operating income (loss):
Global components	$653,992	$575,612	$619,282
Global ECS	389,571	350,442	290,970
Corporate (a)	(281,306)	(232,554)	(106,129)
Consolidated	$762,257	$693,500	$804,123

(a)
Includes restructuring, integration, and other charges of $39,841, $92,650, and $47,437 in 2014, 2013, and 2012, respectively. Also included is a non-cash impairment charge associated with discontinuing the use of a trade name of $78,000 in 2014 and a gain of $79,158 in 2012 related to the settlement of legal matters.

Total assets, by segment, at December 31 are as follows:

	2014	2013
Global components	$6,952,342	$6,596,255
Global ECS	4,761,628	4,807,400
Corporate	728,886	657,228
Consolidated	$12,442,856	$12,060,883

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Sales, by geographic area, for the years ended December 31 are as follows:

	2014	2013	2012
Americas (b)	$11,340,277	$11,023,076	$10,641,903
EMEA	6,864,104	6,221,569	5,927,231
Asia/Pacific	4,564,293	4,112,640	3,835,994
Consolidated	$22,768,674	$21,357,285	$20,405,128

(b)	Includes sales related to the United States of $10,359,936, $10,074,361, and $9,746,612 in 2014, 2013, and 2012, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	2014	2013
Americas (c)	$537,967	$526,640
EMEA	76,487	84,383
Asia/Pacific	21,845	21,366
Consolidated	$636,299	$632,389

(c)	Includes net property, plant, and equipment related to the United States of $535,397 and $525,080 at December 31, 2014 and 2013, respectively.

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly interim reporting calendar that closes on the Saturday following the end of the calendar quarter.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2014
Sales	$5,082,040		$5,676,539		$5,613,216		$6,396,879
Gross profit	703,828		747,521		728,687		815,859
Net income attributable to shareholders	107,120	(b)	127,884	(c)	146,864	(d)	116,177	(e)

Net income per share (a):
Basic	$1.07	(b)	$1.29	(c)	$1.49	(d)	$1.20	(e)
Diluted	$1.06	(b)	$1.27	(c)	$1.47	(d)	$1.18	(e)

2013
Sales	$4,849,629		$5,306,085		$5,048,211		$6,153,360
Gross profit	642,072		689,572		671,660		787,625
Net income attributable to shareholders	77,875	(f)	89,935	(g)	96,779	(h)	134,831	(i)

Net income per share (a):
Basic	$.74	(f)	$.87	(g)	$.96	(h)	$1.34	(i)
Diluted	$.72	(f)	$.86	(g)	$.95	(h)	$1.32	(i)

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

(b)
Includes amortization expense related to identifiable intangible assets ($8,907 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($8,020 net of related taxes or $.08 per share on both a basic and diluted basis).

(c)
Includes amortization expense related to identifiable intangible assets ($8,867 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($7,526 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively).

(d)
Includes amortization expense related to identifiable intangible assets ($9,086 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($2,556 net of related taxes or $.03 per share on both a basic and diluted basis). Also included is a gain on sale of investment ($18,269 net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

(e)
Includes amortization expense related to identifiable intangible assets ($9,105 net of related taxes or $.09 per share on both a basic and diluted basis), restructuring, integration, and other charges ($11,222 net of related taxes or $.12 and $.11 per share on a basic and diluted basis, respectively), and a non-cash impairment charge associated with discontinuing the use of a trade name ($47,911 net of related taxes or $.49 per share on both a basic and diluted basis).

(f)
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

(g)
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

(h)
Includes amortization expense related to identifiable intangible assets ($7,074 net of related taxes or $.07 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($16,077 net of related taxes or $.16 per share on both a basic and diluted basis).

(i)
Includes amortization expense related to identifiable intangible assets ($8,120 net of related taxes or $.08 per share on both a basic and diluted basis), and restructuring, integration, and other charges ($13,341 net of related taxes or $.13 per share on both a basic and diluted basis). Also included is an increase in the provision for income taxes ($15,447 net of related taxes or $.16 per share on both a basic and diluted basis) and interest expense ($297 net of related taxes) related to the settlement of certain international tax matters.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2014 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2014, and concluded that it is effective.

The company acquired five separate entities during the year ended December 31, 2014, which are included in the company's 2014 consolidated financial statements and constituted 1.8 percent of total assets as of December 31, 2014 and 0.4 percent of the company's consolidated sales and 0.9 percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2014. The company has excluded these five entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2014, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.’s (the “company”) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of five separate entities that were acquired during the year ended December 31, 2014, which are included in the company’s 2014 consolidated financial statements and constituted 1.8 percent of total assets as of December 31, 2014 and 0.4 percent of sales and 0.9 percent of net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these five entities.

In our opinion, Arrow Electronics, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2014 and our report dated February 5, 2015 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2015

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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, is incorporated herein by reference.

Information about the company's code of ethics governing the Chief Executive Officer, Chief Financial Officer, and Corporate Controller, known as the "Finance Code of Ethics," as well as a code of ethics governing all employees, known as the "Worldwide Code of Business Conduct and Ethics," is available free of charge on the company's website at http://www.arrow.com and is available in print to any shareholder upon request.

Information about the company's "Corporate Governance Guidelines" and written committee charters for the company's Audit Committee, Compensation Committee, and Corporate Governance Committee is available free of charge on the company's website at http://www.arrow.com and is available in print to any shareholder upon request.

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 21, 2015, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	41

		Consolidated Statements of Operations for the years ended December 31, 2014, 2013, and 2012	42

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013, and 2012	43

		Consolidated Balance Sheets as of December 31, 2014 and 2013	44

		Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013, and 2012	45

		Consolidated Statements of Equity for the years ended December 31, 2014, 2013, and 2012	46

		Notes to the Consolidated Financial Statements	47

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	92

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

10(j)
Amended and Restated Five-Year Credit Agreement, dated as of December 13, 2013, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia and The Bank of Tokyo-Mitsubishi UFJ, Ltd. as syndication agents (incorporated by reference to Exhibit 10(j) to the company's Annual Report on Form 10-K for the year ended December 31, 2013, Commission File No. 1-4482).

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

10(k)(xxiv)
Amendment No. 23 to the Transfer and Administration Agreement, dated as of July 29, 2013, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(k)(xxiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2013, Commission File No. 1-4482).

10(k)(xxv)
Amendment No. 24 to the Transfer and Administration Agreement, dated as of March 24, 2014, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated March 27, 2014, Commission File No. 1-4482).

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

10(l)(iii)
Amendment No. 2 to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 dated as of October 11, 2011 (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, Commission File No. 1-4482).

10(l)(iv)
Issuing and Paying Agency Agreement, dated as of October 20, 2014, by and between Arrow Electronics, Inc. and BNP Paribas (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, Commission File No. 1-4482).

10(m)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2014	$64,129	$656	$682	$6,279	$59,188

Year ended December 31, 2013	$54,238	$9,201	$8,098	$7,408	$64,129

Year ended December 31, 2012	$48,125	$12,452	$3,262	$9,601	$54,238

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2014, 2013, and 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Gregory P. Tarpinian
Gregory P. Tarpinian
Senior Vice President, General Counsel, and Secretary
February 5, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2015:

By:	/s/ Michael J. Long
Michael J. Long, Chairman, President, and Chief Executive Officer

By:	/s/ Paul J. Reilly
Paul J. Reilly, Executive Vice President, Finance and Operations, and Chief Financial Officer

By:	/s/ Christopher D. Stansbury
Christopher D. Stansbury, Vice President, Finance, and Principal Accounting Officer

By:	/s/ Barry W. Perry
Barry W. Perry, Lead Independent Director

By:	/s/ Philip K. Asherman
Philip K. Asherman, Director

By:	/s/ Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/ John N. Hanson
John N. Hanson, Director

By:	/s/ Richard S. Hill
Richard S. Hill, Director

By:	/s/ Fran Keeth
Fran Keeth, Director

By:	/s/ Andrew C. Kerin
Andrew C. Kerin, Director

By:	/s/ Stephen C. Patrick
Stephen C. Patrick, Director