Form 10-Q
period 2015-03-28
ARROW ELECTRONICS INC
filed 2015-04-30
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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
Yes ☐   No ☒

There were 95,683,444 shares of Common Stock outstanding as of April 27, 2015.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 28, 2015	March 29, 2014
Sales	$5,002,385	$5,082,040
Costs and expenses:
Cost of sales	4,317,063	4,378,212
Selling, general, and administrative expenses	454,530	477,903
Depreciation and amortization	37,162	36,571
Restructuring, integration, and other charges	16,196	11,614
	4,824,951	4,904,300
Operating income	177,434	177,740
Equity in earnings of affiliated companies	1,313	1,417
Interest and other financing expense, net	30,854	29,637
Other	935	—
Income before income taxes	146,958	149,520
Provision for income taxes	40,867	42,328
Consolidated net income	106,091	107,192
Noncontrolling interests	33	72
Net income attributable to shareholders	$106,058	$107,120
Net income per share:
Basic	$1.11	$1.07
Diluted	$1.09	$1.06
Weighted-average shares outstanding:
Basic	95,920	99,948
Diluted	97,125	101,399

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 28, 2015	March 29, 2014
Consolidated net income	$106,091	$107,192
Other comprehensive income:
Foreign currency translation adjustment	(198,387)	(10,507)
Unrealized gain on investment securities, net	124	596
Unrealized gain on interest rate swaps designated as cash flow hedges, net	923	99
Employee benefit plan items, net	842	553
Other comprehensive loss	(196,498)	(9,259)
Comprehensive income (loss)	(90,407)	97,933
Less: Comprehensive income attributable to noncontrolling interests	33	73
Comprehensive income (loss) attributable to shareholders	$(90,440)	$97,860

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	March 28, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$305,293	$400,355
Accounts receivable, net	4,874,484	6,043,850
Inventories	2,255,167	2,335,257
Other current assets	266,362	253,145
Total current assets	7,701,306	9,032,607
Property, plant, and equipment, at cost:
Land	23,539	23,770
Buildings and improvements	148,144	144,530
Machinery and equipment	1,156,984	1,146,045
	1,328,667	1,314,345
Less: Accumulated depreciation and amortization	(686,035)	(678,046)
Property, plant, and equipment, net	642,632	636,299
Investments in affiliated companies	72,603	69,124
Intangible assets, net	341,587	335,711
Cost in excess of net assets of companies acquired	2,102,192	2,069,209
Other assets	284,168	292,351
Total assets	$11,144,488	$12,435,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,627,252	$5,027,103
Accrued expenses	646,559	797,464
Short-term borrowings, including current portion of long-term debt	13,642	13,454
Total current liabilities	4,287,453	5,838,021
Long-term debt	2,456,575	2,067,898
Other liabilities	382,171	370,471
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2015 and 2014
Issued - 125,424 shares in both 2015 and 2014, respectively	125,424	125,424
Capital in excess of par value	1,071,893	1,086,082
Treasury stock (29,753 and 29,529 shares in 2015 and 2014, respectively), at cost	(1,205,699)	(1,169,673)
Retained earnings	4,282,812	4,176,754
Accumulated other comprehensive loss	(261,115)	(64,617)
Total shareholders' equity	4,013,315	4,153,970
Noncontrolling interests	4,974	4,941
Total equity	4,018,289	4,158,911
Total liabilities and equity	$11,144,488	$12,435,301

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Consolidated net income	$106,091	$107,192
Adjustments to reconcile consolidated net income to net cash provided by (used for)operations:
Depreciation and amortization	37,162	36,571
Amortization of stock-based compensation	9,920	9,796
Equity in earnings of affiliated companies	(1,313)	(1,417)
Deferred income taxes	12,391	10,641
Restructuring, integration, and other charges	12,569	8,020
Excess tax benefits from stock-based compensation arrangements	(5,657)	(5,862)
Other	1,730	1,492
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	935,271	904,719
Inventories	48,574	72,001
Accounts payable	(1,279,437)	(859,288)
Accrued expenses	(121,725)	(127,226)
Other assets and liabilities	2,828	(32,602)
Net cash provided by (used for) operating activities	(241,596)	124,037
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(133,089)	(60,224)
Acquisition of property, plant, and equipment	(31,150)	(32,843)
Other	2,008	—
Net cash used for investing activities	(162,231)	(93,067)
Cash flows from financing activities:
Change in short-term and other borrowings	1,234	(7,338)
Repayment of long-term bank borrowings, net	(48,400)	(85,000)
Net proceeds from note offering	688,162	—
Redemption of notes	(254,313)	—
Proceeds from exercise of stock options	12,576	16,142
Excess tax benefits from stock-based compensation arrangements	5,657	5,862
Repurchases of common stock	(78,561)	(88,501)
Other	(3,000)	—
Net cash provided by (used for) financing activities	323,355	(158,835)
Effect of exchange rate changes on cash	(14,590)	(4,454)
Net decrease in cash and cash equivalents	(95,062)	(132,319)
Cash and cash equivalents at beginning of period	400,355	390,602
Cash and cash equivalents at end of period	$305,293	$258,283

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly reporting calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU No. 2015-03"). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. ASU No. 2015-03 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. Effective January 1, 2015, the company adopted the provisions of ASU No. 2015-03. The adoption of the provisions of ASU No. 2015-03 did not materially impact the company's consolidated financial position or results of operations.  Prior period amounts were reclassified to conform to the current period presentation.

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

Recently Announced/Completed Acquisitions

During the first quarter of 2015, the company completed three acquisitions for $133,089, net of cash acquired. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2015 acquisitions on the consolidated results of operations of the company for the first quarters of 2015 and 2014 as though these acquisitions occurred on January 1, 2014 was also not material.

The company has, or expects to, close the following two acquisitions in the second quarter:

•
immixGroup, Inc. -- A value-added provider supporting value-added resellers, solution providers, service providers, and other public sector channel partners with specialized resources to accelerate their government sales. immixGroup, Inc. has operations in North America.

•	ATM Electronic Corp. -- A leading electronic component provider with operations in the Asia Pacific region.

Total consideration for the two acquisitions is expected to total approximately $409,000.

In addition to the two acquisitions above, on April 16, 2015, the company acquired 53.7% of the common shares of Data Modul AG for approximately €51,800 (approximately $55,000). Data Modul AG is a supplier of flat screens and value-added services for industrial, telecommunication, automotive and medical markets. Data Modul AG has operations in Europe, the Middle East, Asia, and North America.

2014 Acquisitions

During 2014, the company completed five acquisitions. The aggregate consideration paid for these acquisitions was $162,881, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the first quarter of 2014 as though these acquisitions occurred on January 1, 2014 was also not material.

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2014 (a)	$1,051,783	$1,017,426	$2,069,209
Acquisitions	90,864	14	90,878
Foreign currency translation adjustment	(4,556)	(53,339)	(57,895)
Balance as of March 28, 2015 (a)	$1,138,091	$964,101	$2,102,192

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of March 28, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	411,160	(178,098)	233,062
Developed technology	5 years	13,223	(5,970)	7,253
Other intangible assets	(b)	1,143	(871)	272
		$526,526	$(184,939)	$341,587

Intangible assets, net, are comprised of the following as of December 31, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	402,036	(171,071)	230,965
Developed technology	5 years	8,806	(5,444)	3,362
Other intangible assets	(b)	1,719	(1,335)	384
		$513,561	$(177,850)	$335,711

(b)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the first quarters of 2015 and 2014, the company recorded amortization expense related to identifiable intangible assets of $11,107 ($9,029 net of related taxes or $.09 per share on both a basic and diluted basis) and $10,947 ($8,907 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Arrow Altech Holdings (Pty.) Ltd. ("Altech Industries"), a joint venture with Allied Technologies Limited. As a result of one of the company's 2015 acquisitions, the company acquired a 50% interest in two immaterial joint ventures which are included in "Other" in the tables below. These investments are accounted for using the equity method.

The following table presents the company's investment in the following joint ventures:

	March 28, 2015	December 31, 2014
Marubun/Arrow	$59,796	$58,617
Altech Industries	10,242	10,507
Other	2,565	—
	$72,603	$69,124

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	March 28, 2015	March 29, 2014
Marubun/Arrow	$1,144	$1,148
Altech Industries	131	269
Other	38	—
	$1,313	$1,417

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At March 28, 2015, the company's pro-rata share of this debt was approximately $400. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 28, 2015	December 31, 2014
Accounts receivable	$4,926,471	$6,103,038
Allowances for doubtful accounts	(51,987)	(59,188)
Accounts receivable, net	$4,874,484	$6,043,850

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Debt

At March 28, 2015 and December 31, 2014, short-term borrowings of $13,642 and $13,454, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at March 28, 2015 and December 31, 2014 were 2.4% and 3.8%, respectively.

Long-term debt consists of the following:

	March 28, 2015	December 31, 2014
Revolving credit facility	$151,600	$—
Asset securitization program	75,000	275,000
3.375% notes, due 2015	—	251,955
6.875% senior debentures, due 2018	198,540	198,424
3.00% notes, due 2018	297,603	297,408
6.00% notes, due 2020	298,744	298,680
5.125% notes, due 2021	248,357	248,287
3.50% notes, due 2022	344,547	—
4.50% notes, due 2023	295,870	295,765
4.00% notes, due 2025	343,710	—
7.50% senior debentures, due 2027	198,256	198,219
Interest rate swaps designated as fair value hedges	1,353	378
Other obligations with various interest rates and due dates	2,995	3,782
	$2,456,575	$2,067,898

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 28, 2015	December 31, 2014
3.375% notes, due 2015	$—	$255,000
6.875% senior debentures, due 2018	228,000	232,000
3.00% notes, due 2018	309,000	309,000
6.00% notes, due 2020	339,000	339,000
5.125% notes, due 2021	277,500	277,500
3.50% notes, due 2022	350,000	—
4.50% notes, due 2023	318,000	321,000
4.00% notes, due 2025	350,000	—
7.50% senior debentures, due 2027	246,000	254,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at March 28, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.47% at March 28,

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2015. The facility fee is .20%.  At March 28, 2015, the company had $151,600 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 28, 2015), which is based on the company's credit ratings, or an effective interest rate of .57% at March 28, 2015.  The facility fee is .40%.

At March 28, 2015 and December 31, 2014, the company had $75,000 and $275,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,529,577 and $2,060,589, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 28, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During the first quarter of 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first quarter of 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first quarter of 2015 aggregated $2,943 ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100,000. There were no outstanding borrowings under the uncommitted line of credit at March 28, 2015 and December 31, 2014.

Interest and other financing expense, net, includes interest and dividend income of $972 and $779 for the first quarters of 2015 and 2014, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 28, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$38,946	$—	$—	$38,946
Interest rate swaps	—	1,353	—	1,353
Foreign exchange contracts	—	588	—	588
Contingent consideration	—	—	(3,361)	(3,361)
	$38,946	$1,941	$(3,361)	$37,526

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$99,000	$—	$—	$99,000
Available-for-sale securities	38,109	—	—	38,109
Interest rate swaps	—	378	—	378
Foreign exchange contracts	—	694	—	694
Contingent consideration	—	—	(6,202)	(6,202)
	$137,109	$1,072	$(6,202)	$131,979

The following table summarizes the Level 3 activity for the first quarter of 2015:

Balance as of December 31, 2014	$(6,202)
Fair value of initial contingent consideration	—
Change in fair value of contingent consideration included in earnings	(325)
Payment of contingent consideration (a)	3,000
Foreign currency translation adjustment	166
Balance as of March 28, 2015	$(3,361)

(a)	Contingent consideration payment relates to an acquisition completed prior to 2015.

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first quarters of 2015 and 2014, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at March 28, 2015 is as follows:

	Marubun	Mutual Funds
Cost basis	$10,016	$16,868
Unrealized holding gain	5,544	6,518
Fair value	$15,560	$23,386

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair value of the company's available-for-sale securities at December 31, 2014 is as follows:

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

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and will be reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $8 for the first quarter of 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.30% at March 28, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $984 at March 28, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.63% at March 28, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $369 at March 28, 2015.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at March 28, 2015 and December 31, 2014 was $325,464 and $401,048, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	March 28, 2015	December 31, 2014
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$(3)
Interest rate swaps designated as fair value hedges	Other assets	1,353	381
Foreign exchange contracts designated as cash flow hedges	Other current assets	4,009	960
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(769)	(376)
Total derivative instruments designated as hedging instruments		4,593	962
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	877	2,404
Foreign exchange contracts	Accrued expenses	(3,529)	(2,294)
Total derivative instruments not designated as hedging instruments		(2,652)	110
Total		$1,941	$1,072

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended
	March 28, 2015	March 29, 2014
Fair value hedges:
Interest rate swaps (a)	$—	$—
Total	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$808	$1,913
Total	$808	$1,913

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Quarter Ended March 28, 2015
Effective portion:
Gain recognized in other comprehensive income	$827	$2,682
Loss reclassified into income	$(161)	$(841)
Ineffective portion:
Gain recognized in income	$69	$—

Quarter Ended March 29, 2014
Effective portion:
Loss recognized in other comprehensive income	$—	$(368)
Gain (loss) reclassified into income	$(161)	$136
Ineffective portion:
Gain (loss) recognized in income	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

(c)
Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. The gain (loss) amounts reclassified into income relate to the termination of swaps.

(d)	Both the effective and ineffective portions of any gain (loss) reclassified or recognized in income are recorded in "Cost of sales" in the company's consolidated statements of operations.

Contingent Consideration

The company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. At March 28, 2015, contingent consideration of $3,361 was included in "Accrued Expenses" in the company's consolidated balance sheet in connection with three acquisitions prior to 2015. There was no contingent consideration recorded in connection with the 2015 acquisitions. For the acquisitions completed prior to 2015, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a remaining maximum possible payout of $8,400 in 2016. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of March 28, 2015.

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Restructuring, Integration, and Other Charges

During the first quarters of 2015 and 2014, the company recorded restructuring, integration, and other charges of $16,196 ($12,569 net of related taxes or $.13 per share on both a basic and diluted basis) and $11,614 ($8,020 net of related taxes or $.08 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 28, 2015	March 29, 2014
Restructuring and integration charge - current period actions	$9,310	$10,169
Restructuring and integration charges - actions taken in prior periods	410	162
Acquisition-related expenses	6,476	1,283
	$16,196	$11,614

2015 Restructuring and Integration Charge

The following table presents the components of the 2015 restructuring and integration charge of $9,310 and activity in the related restructuring and integration accrual for the first quarter of 2015:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$7,844	$664	$802	$9,310
Payments	(2,034)	(217)	(29)	(2,280)
Non-cash usage	—	—	(607)	(607)
Foreign currency translation	(46)	—	(26)	(72)
Balance as of March 28, 2015	$5,764	$447	$140	$6,351

The restructuring and integration charge of $9,310 for the first quarter of 2015 includes personnel costs of $7,844, facilities costs of $664, and other costs of $802. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2014 Restructuring and Integration Charge

The following table presents the activity in the restructuring and integration accrual for the first quarter of 2015 related to the 2014 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$8,622	$2,479	$1,247	$12,348
Restructuring and integration charge	245	10	302	557
Payments	(3,460)	(646)	(327)	(4,433)
Non-cash usage	—	—	(409)	(409)
Foreign currency translation	(589)	(97)	—	(686)
Balance as of March 28, 2015	$4,818	$1,746	$813	$7,377

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2014

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2015 related to restructuring and integration actions taken prior to 2014:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$2,519	$3,025	$91	$5,635
Restructuring and integration charges (credits)	(368)	221	—	(147)
Payments	(804)	(955)	(5)	(1,764)
Non-cash usage	—	(51)	—	(51)
Foreign currency translation	(163)	13	(9)	(159)
Balance as of March 28, 2015	$1,184	$2,253	$77	$3,514

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $17,242 at March 28, 2015, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $11,766 relate to the termination of personnel and are primarily expected to be spent within one year.

•	The accruals for facilities totaling $4,446 relate to vacated leased properties that have scheduled payments of $3,086 in 2015, $1,034 in 2016, $134 in 2017, and $192 in 2018.

•	Other accruals of $1,030 are expected to be spent within one year.

Acquisition-Related Expenses

Included in restructuring, integration, and other charges for the first quarter of 2015 are acquisition-related expenses of $6,476 consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the first quarter of 2014 are acquisition-related expenses of $1,283, primarily consisting of professional fees directly related to recent acquisition activity.

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 28, 2015	March 29, 2014
Net income attributable to shareholders	$106,058	$107,120
Weighted-average shares outstanding - basic	95,920	99,948
Net effect of various dilutive stock-based compensation awards	1,205	1,451
Weighted-average shares outstanding - diluted	97,125	101,399
Net income per share:
Basic	$1.11	$1.07
Diluted (a)	$1.09	$1.06

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Stock-based compensation awards for the issuance of 711 and 492 shares for the first quarters of 2015 and 2014, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss):

	Quarter Ended
	March 28, 2015	March 29, 2014
Foreign Currency Translation Adjustment:
Other comprehensive loss before reclassifications (a)	$(199,228)	$(10,371)
Amounts reclassified into income	841	(136)
Unrealized Gain on Investment Securities, Net:
Other comprehensive income before reclassifications	124	596
Amounts reclassified into income	—	—
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	896	—
Amounts reclassified into income	27	99
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	34	36
Amounts reclassified into income	808	517
Net change in accumulated other comprehensive loss	$(196,498)	$(9,259)

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $45,263 and $6,397 for the first quarters of 2015 and 2014, respectively.

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400,000 ($200,000 in May and December, respectively) of the company's common stock through a share-repurchase program. As of March 28, 2015, the company repurchased 3,651,708 shares under these programs with a market value of $202,903 at the dates of repurchase, of which 1,064,019 shares with a market value of $64,147 were repurchased during the first quarter of 2015.

Note L – Contingencies

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $4,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $500 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $47,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,800 to $24,500.

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

In April 2014, the company responded to the Civil Investigative Demand. The Civil Investigative Demand merely sought information, and no proceedings have been instituted against any person. The company continues to believe that there has not been any conduct by the company or its employees that would be actionable under the antitrust laws in connection with its participation in the database program. At this time, it is not possible to predict the potential impact, if any, of the Civil Investigative Demand or whether any actions may be instituted by the FTC against any person.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	March 28, 2015	March 29, 2014
Sales:
Global components	$3,346,763	$3,421,181
Global ECS	1,655,622	1,660,859
Consolidated	$5,002,385	$5,082,040
Operating income (loss):
Global components	$164,895	$161,146
Global ECS	67,517	64,158
Corporate (a)	(54,978)	(47,564)
Consolidated	$177,434	$177,740

(a)	Includes restructuring, integration, and other charges of $16,196 and $11,614 for the first quarters of 2015 and 2014, respectively.

Total assets, by segment, are as follows:

	March 28, 2015	December 31, 2014
Global components	$7,007,652	$6,952,342
Global ECS	3,525,367	4,761,628
Corporate	611,469	721,331
Consolidated	$11,144,488	$12,435,301

Sales, by geographic area, are as follows:

	Quarter Ended
	March 28, 2015	March 29, 2014
Americas (b)	$2,462,189	$2,397,432
EMEA (c)	1,504,924	1,653,912
Asia/Pacific	1,035,272	1,030,696
Consolidated	$5,002,385	$5,082,040

(b)	Includes sales related to the United States of $2,250,422 and $2,174,665 for the first quarters of 2015 and 2014, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant, and equipment, by geographic area, is as follows:

	March 28, 2015	December 31, 2014
Americas (d)	$542,660	$537,967
EMEA	78,296	76,487
Asia/Pacific	21,676	21,845
Consolidated	$642,632	$636,299

(d)	Includes net property, plant, and equipment related to the United States of $540,789 and $535,397 at March 28, 2015 and December 31, 2014, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first quarter of 2015, approximately 67% of the company's sales were from the global components business segment, and approximately 33% of the company's sales were from the global ECS business segment.

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

The company has, or expects to, close the following two acquisitions in the second quarter:

•
immixGroup, Inc. -- A value-added provider supporting value-added resellers, solution providers, service providers, and other public sector channel partners with specialized resources to accelerate their government sales. immixGroup, Inc. has operations in North America.

•	ATM Electronic Corp. -- A leading electronic component provider with operations in the Asia Pacific region.

Total consideration for the two acquisitions is expected to total approximately $409.0 million.

In addition to the two acquisitions above, on April 16, 2015, the company acquired 53.7% of the common shares of Data Modul AG for approximately €51.8 million (approximately $55.0 million). Data Modul AG is a supplier of flat screens and value-added services for industrial, telecommunication, automotive and medical markets. Data Modul AG has operations in Europe, the Middle East, Asia, and North America.

During the first quarter of 2015, the company completed three acquisitions. During 2014, the company completed five acquisitions. Refer to Note C, "Acquisitions," of the Notes to the Consolidated Financial Statements for further discussion of the company's recent acquisition activity.

Executive Summary

Consolidated sales for the first quarter of 2015 decreased by 1.6%, compared with the year-earlier period. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 3.4% for the first quarter of 2015, compared with the year-earlier period.

Net income attributable to shareholders decreased to $106.1 million in the first quarter of 2015, compared with net income attributable to shareholders of $107.1 million in the year-earlier period.  The following items impacted the comparability of the company's results for the first quarters of 2015 and 2014:

•	restructuring, integration, and other charges of $16.2 million ($12.6 million net of related taxes) in 2015 and $11.6 million ($8.0 million net of related taxes) in 2014;

•	a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes) in 2015; and

•	a gain on sale of investment of $2.0 million ($1.7 million net of related taxes) in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2015 increased compared to the year-earlier period.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on prepayment of debt, and gain on sale of investment.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 28, 2015	March 29, 2014	% Change
Consolidated sales, as reported	$5,002	$5,082	(1.6)%
Impact of changes in foreign currencies	—	(322)
Impact of acquisitions	10	86
Consolidated sales, as adjusted	$5,012	$4,846	3.4%

Global components sales, as reported	$3,346	$3,421	(2.2)%
Impact of changes in foreign currencies	—	(183)
Impact of acquisitions	10	59
Global components sales, as adjusted	$3,356	$3,297	1.8%

Global ECS sales, as reported	$1,656	$1,661	flat
Impact of changes in foreign currencies	—	(138)
Impact of acquisitions	—	26
Global ECS sales, as adjusted	$1,656	$1,549	6.9%

Consolidated sales for the first quarter of 2015 decreased by $79.7 million, or 1.6%, compared with the year-earlier period. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 3.4% for the first quarter of 2015, compared with the year-earlier period, primarily due to increased sales in the global ECS business segment.

In the global components business segment, sales for the first quarter of 2015 decreased 2.2%, compared with the year-earlier period, primarily due to the impact of a stronger U.S. dollar on the translation of the company's international financial statements. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 1.8% for the first quarter of 2015, compared with the year-earlier period, primarily due to increased demand in the EMEA (Europe, Middle East, and Africa) region.

In the global ECS business segment, sales for the first quarter of 2015 remained flat, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 6.9% for the first quarter of 2015, compared with the year-earlier period, due to increased demand for products and services worldwide.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	March 28, 2015	March 29, 2014	% Change
Consolidated gross profit, as reported	$685	$704	(2.6)%
Impact of changes in foreign currencies	—	(49)
Impact of acquisitions	3	22
Consolidated gross profit, as adjusted	$688	$677	1.7%
Consolidated gross profit as a percentage of sales, as reported	13.7%	13.8%	(10)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.7%	14.0%	(30)	bps

The company recorded gross profit of $685.3 million in the first quarter of 2015, compared with $703.8 million in the year-earlier period.  The decrease in gross profit was primarily due to the aforementioned 1.6% decrease in sales during the first quarter of 2015. Gross profit margins for the first quarter of 2015 decreased approximately 10 basis points, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margins decreased approximately 30 basis points in the first quarter of 2015, compared with the year-earlier period. This decrease is primarily due to increased competitive pricing pressure in the global ECS business segment as compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 28, 2015	March 29, 2014	% Change
Selling, general, and administrative expenses, as reported	$455	$478	(4.9)%
Depreciation and amortization, as reported	37	37	1.6%
Operating expenses, as reported	492	515	(4.4)%
Impact of changes in foreign currencies	—	(39)
Impact of acquisitions	2	14
Operating expenses, as adjusted	$494	$490	flat

Selling, general, and administrative expenses decreased by $23.4 million, or 4.9%, in the first quarter of 2015 on a sales decrease of 1.6%, compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales was 9.1% and 9.4% for the first quarters ended 2015 and 2014, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses remained flat for the first quarter of 2015 compared with the year-earlier period.

Restructuring, Integration, and Other Charges

2015 Charges

The company recorded restructuring, integration, and other charges of $16.2 million ($12.6 million net of related taxes or $.13 per share on both a basic and diluted basis) for the first quarter of 2015. Included in the restructuring, integration, and other charges for the first quarter of 2015 is a restructuring and integration charge of $9.3 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the first quarter of 2015 are charges of $.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $6.5 million.

The restructuring and integration charge of $9.3 million for the first quarter of 2015 includes personnel costs of $7.8 million, facilities costs of $.7 million, and other costs of $.8 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

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

As of March 28, 2015, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	March 28, 2015	March 29, 2014
Consolidated operating income, as reported	$177	$178
Identifiable intangible asset amortization	11	11
Restructuring, integration, and other charges	16	12
Consolidated operating income, as adjusted*	$205	$200
Consolidated operating income, as reported as a percentage of sales, as reported	3.5%	3.5%
Consolidated operating income, as adjusted as a percentage of sales, as reported	4.1%	3.9%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $177.4 million, or 3.5% of sales, in the first quarter of 2015, compared with operating income of $177.7 million, or 3.5% of sales, in the year-earlier period. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted was $204.7 million, or 4.1% of sales in the first quarter of 2015, compared with operating income, as adjusted of $200.3 million, or 3.9% of sales in the year-earlier period.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 4.1%, to $30.9 million, for the first quarter of 2015 compared with $29.6 million in the year-earlier period primarily due to higher average debt outstanding. The company incurred $.4 million of additional interest during the first quarter of 2015 related to the 3.375% notes which were redeemed by the company subsequent to the completion of the new note offering.

Other

During the first quarter of 2015, the company recorded a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015.

During the first quarter of 2015, the company recorded a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis).

Income Taxes

The company recorded a provision for income taxes of $40.9 million (an effective tax rate of 27.8%) for the first quarter of 2015. The company's provision for income taxes and effective tax rate for the first quarter of 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, and gain on sale of investment. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2015 was 27.6%.

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

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	March 28, 2015	March 29, 2014
Net income attributable to shareholders, as reported	$106	$107
Identifiable intangible asset amortization	9	9
Restructuring, integration, and other charges	13	8
Loss on prepayment of debt	2	—
Gain on sale of investment	(2)	—
Net income attributable to shareholders, as adjusted*	$128	$124

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $106.1 million in the first quarter of 2015, compared with net income attributable to shareholders of $107.1 million in the year-earlier period. Net income attributable to shareholders, as adjusted was $127.8 million for the first quarter of 2015, compared with $124.0 million in the year-earlier period.

Liquidity and Capital Resources

At March 28, 2015 and December 31, 2014, the company had cash and cash equivalents of $305.3 million and $400.4 million, respectively, of which $253.2 million and $300.9 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2015, the net amount of cash used for the company's operating activities was $241.6 million, the net amount of cash used for investing activities was $162.2 million, and the net amount of cash provided by financing activities was $323.4 million.  The effect of exchange rate changes on cash was a decrease of $14.6 million.

During the first quarter of 2014, the net amount of cash provided by the company's operating activities was $124.0 million, the net amount of cash used for investing activities was $93.1 million, and the net amount of cash used for financing activities was $158.8 million.  The effect of exchange rate changes on cash was a decrease of $4.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.0% at March 28, 2015 and 67.4% at December 31, 2014.

The net amount of cash used for the company's operating activities during the first quarter of 2015 was $241.6 million and was primarily due to an increase in working capital, offset, in part, by earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first quarter of 2014 was $124.0 million and was primarily due to earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 17.5% in the first quarter of 2015 compared with 16.3% in the first quarter of 2014.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2015 was $162.2 million, reflecting $133.1 million of cash consideration paid, net of cash acquired, for acquired businesses and $31.2 million for capital expenditures. The source of cash from investing activities during the first quarter of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first quarter of 2015 is $10.9 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first quarter of 2015, the company completed three acquisitions. The aggregate consideration paid for these acquisitions was $133.1 million, net of cash acquired.

The net amount of cash used for investing activities during the first quarter of 2014 was $93.1 million, reflecting $60.2 million of cash consideration paid, net of cash acquired, for acquired businesses and $32.8 million for capital expenditures. Included in capital expenditures for the first quarter of 2014 is $15.7 million related to the company's global ERP initiative.

During the first quarter of 2014, the company completed one acquisition. The aggregate consideration paid for this acquisition was $60.2 million, net of cash acquired, contingent consideration, and other amounts withheld.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2015 was $323.4 million. The uses of cash from financing activities included $254.3 million of redemption of notes, $78.6 million of repurchases of common stock, $48.4 million of net repayments of long-term bank borrowings, and other contingent consideration payments of $3.0 million. The sources of cash from financing activities during the first quarter of 2015 were $688.2 million of net proceeds from a note offering, $18.2 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements, and a $1.2 million increase in short-term and other borrowings.

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

During the first quarter of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688.2 million were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first quarter of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first quarter of 2015 aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at March 28, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.47% at March 28, 2015. The facility fee is .20%.  At March 28, 2015, the company had $151.6 million in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014. During the first quarters of 2015 and 2014, the average daily balance outstanding under the revolving credit facility was $340.4 million and $485.2 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900.0 million under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 28, 2015), which is based on the company's credit ratings, or an effective interest rate of .57% at March 28, 2015.  The facility fee is .40%. The company had $75.0 million and $275.0 million in outstanding borrowings under the asset securitization program at March 28, 2015 and December 31, 2014, respectively.  During the first quarters of 2015 and 2014, the average daily balance outstanding under the asset securitization program was $410.6 million and $306.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 28, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at March 28, 2015 and December 31, 2014.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.  Since December 31, 2014, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	During the first quarter of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025.

•	During the first quarter of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015.

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. As of March 28, 2015, the company repurchased 3,651,708 shares under these programs with a market value of $202.9 million at the dates of repurchase, of which 1,064,019 shares with a market value of $64.1 million were repurchased during the first quarter of 2015.

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

There were no significant changes during the first quarter of 2015 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2014, except as follows:

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at March 28, 2015 and December 31, 2014 was $325.5 million and $401.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first quarter of 2015, the translation of the company's international financial statements into U.S. dollars resulted in a decrease in sales and operating income of $322.1 million and $10.3 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $149.2 million and $6.0 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first quarter of 2015.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At March 28, 2015, approximately 86% of the company's debt was subject to fixed rates, and 14% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first quarter of 2015. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200.0 million. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $.9 million in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income" and will be reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $.01 million for the first quarter of 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.3% at March 28, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $1.0 million at March 28, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.6% at March 28, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.4 million at March 28, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 28, 2015 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During 2014, the company's Board approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program.

The following table shows the share-repurchase activity for the quarter ended March 28, 2015:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 31, 2015	257,914	$54.85	257,914	$247,096,356
February 1 through February 28, 2015	1,036,037	62.17	806,105	197,096,404
March 1 through March 28, 2015	—	—	—	197,096,404
Total	1,293,951		1,064,019

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced programs" for the quarter ended March 28, 2015 is 229,932 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Amendment No. 25, to the Transfer and Administration Agreement, dated as of March 9, 2015, to the Transfer and Administration Agreement dated as of March 21, 2001.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	April 30, 2015	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer