Form 10-Q
period 2015-06-27
ARROW ELECTRONICS INC
filed 2015-07-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 27, 2015

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
Yes ☐   No ☒

There were 94,420,368 shares of Common Stock outstanding as of July 24, 2015.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Sales	$5,829,989	$5,676,539	$10,832,374	$10,758,579
Costs and expenses:
Cost of sales	5,061,394	4,929,018	9,378,457	9,307,230
Selling, general, and administrative expenses	504,754	489,908	959,284	967,811
Depreciation and amortization	39,751	39,712	76,913	76,283
Restructuring, integration, and other charges	17,147	9,632	33,343	21,246
	5,623,046	5,468,270	10,447,997	10,372,570
Operating income	206,943	208,269	384,377	386,009
Equity in earnings of affiliated companies	1,903	1,181	3,216	2,598
Interest and other financing expense, net	34,696	28,920	65,550	58,557
Other	1,500	—	2,435	—
Income before income taxes	172,650	180,530	319,608	330,050
Provision for income taxes	47,967	52,470	88,834	94,798
Consolidated net income	124,683	128,060	230,774	235,252
Noncontrolling interests	751	176	784	248
Net income attributable to shareholders	$123,932	$127,884	$229,990	$235,004
Net income per share:
Basic	$1.30	$1.29	$2.40	$2.36
Diluted	$1.28	$1.27	$2.37	$2.33
Weighted-average shares outstanding:
Basic	95,638	99,449	95,776	99,695
Diluted	96,649	100,562	96,874	100,980

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Consolidated net income	$124,683	$128,060	$230,774	$235,252
Other comprehensive income:
Foreign currency translation adjustment	47,727	(14,222)	(150,660)	(24,729)
Unrealized gain on investment securities, net	2,169	5,134	2,293	5,730
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	(230)	100	693	199
Employee benefit plan items, net	882	553	1,724	1,106
Other comprehensive income (loss)	50,548	(8,435)	(145,950)	(17,694)
Comprehensive income	175,231	119,625	84,824	217,558
Less: Comprehensive income attributable to noncontrolling interests	751	176	784	248
Comprehensive income attributable to shareholders	$174,480	$119,449	$84,040	$217,310

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	June 27, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$399,721	$400,355
Accounts receivable, net	5,084,531	6,043,850
Inventories	2,517,815	2,335,257
Other current assets	301,066	253,145
Total current assets	8,303,133	9,032,607
Property, plant, and equipment, at cost:
Land	23,590	23,770
Buildings and improvements	159,470	144,530
Machinery and equipment	1,202,214	1,146,045
	1,385,274	1,314,345
Less: Accumulated depreciation and amortization	(713,826)	(678,046)
Property, plant, and equipment, net	671,448	636,299
Investments in affiliated companies	72,774	69,124
Intangible assets, net	424,770	335,711
Cost in excess of net assets of companies acquired	2,341,472	2,069,209
Other assets	298,217	292,351
Total assets	$12,111,814	$12,435,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,171,131	$5,027,103
Accrued expenses	719,232	797,464
Short-term borrowings, including current portion of long-term debt	86,806	13,454
Total current liabilities	4,977,169	5,838,021
Long-term debt	2,544,388	2,067,898
Other liabilities	410,333	370,471
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2015 and 2014
Issued - 125,424 shares in both 2015 and 2014	125,424	125,424
Capital in excess of par value	1,083,885	1,086,082
Treasury stock (31,008 and 29,529 shares in 2015 and 2014, respectively), at cost	(1,281,456)	(1,169,673)
Retained earnings	4,406,744	4,176,754
Accumulated other comprehensive loss	(210,567)	(64,617)
Total shareholders' equity	4,124,030	4,153,970
Noncontrolling interests	55,894	4,941
Total equity	4,179,924	4,158,911
Total liabilities and equity	$12,111,814	$12,435,301

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 27, 2015	June 28, 2014
Cash flows from operating activities:
Consolidated net income	$230,774	$235,252
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	76,913	76,283
Amortization of stock-based compensation	22,006	20,167
Equity in earnings of affiliated companies	(3,216)	(2,598)
Deferred income taxes	26,506	15,979
Restructuring, integration, and other charges	25,463	15,546
Excess tax benefits from stock-based compensation arrangements	(5,842)	(6,248)
Other	4,574	1,372
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,079,153	597,926
Inventories	(82,825)	(130,669)
Accounts payable	(1,020,150)	(410,063)
Accrued expenses	(124,829)	(107,937)
Other assets and liabilities	(9,089)	(21,538)
Net cash provided by operating activities	219,438	283,472
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(470,674)	(60,224)
Acquisition of property, plant, and equipment	(68,820)	(62,003)
Other	2,008	—
Net cash used for investing activities	(537,486)	(122,227)
Cash flows from financing activities:
Change in short-term and other borrowings	(3,817)	(9,904)
Proceeds from (repayment of) long-term bank borrowings, net	34,400	(120,000)
Net proceeds from note offering	688,162	—
Redemption of notes	(254,313)	—
Proceeds from exercise of stock options	14,474	18,321
Excess tax benefits from stock-based compensation arrangements	5,842	6,248
Repurchases of common stock	(156,424)	(138,811)
Other	(3,000)	—
Net cash provided by (used for) financing activities	325,324	(244,146)
Effect of exchange rate changes on cash	(7,910)	1,235
Net decrease in cash and cash equivalents	(634)	(81,666)
Cash and cash equivalents at beginning of period	400,355	390,602
Cash and cash equivalents at end of period	$399,721	$308,936

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts. This includes significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

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

2015 Acquisitions

On March 31, 2015, the company acquired immixGroup, Inc. ("immixGroup"), for a purchase price of $279,271, which included $32,566 of cash acquired. immixGroup is a value-added provider supporting value-added resellers, solution providers, service providers, and other public sector channel partners with specialized resources to accelerate their government sales. immixGroup has operations in North America.

Since the date of the acquisition, immixGroup sales for the second quarter of 2015 of $96,524 were included in the company's consolidated results of operations.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$157,130
Other current assets	34,269
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	60,000
Cost in excess of net assets acquired	154,591
Accounts payable	(136,921)
Accrued expenses	(23,719)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$246,705

In connection with the immixGroup acquisition, the company allocated $60,000 to customer relationships with a weighted-average life of 8 years.

The cost in excess of net assets acquired related to the immixGroup acquisition was recorded in the company's global ECS business segment. The intangible assets related to the immixGroup acquisition are expected to be deductible for income tax purposes.
During the first six months of 2015, the company completed five additional acquisitions for an aggregate purchase price of approximately $223,969, net of cash acquired, inclusive of a 53.7% acquisition of Data Modul AG. The company also assumed $84,487 in debt in connection with these acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2015, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1, 2015:

	Quarter Ended		Six Months Ended
	June 27, 2015		June 27, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,829,989	$5,877,711	$10,832,374	$11,172,766
Net income attributable to shareholders	123,932	124,192	229,990	234,151
Net income per share:
Basic	$1.30	$1.30	$2.40	$2.44
Diluted	$1.28	$1.28	$2.37	$2.42

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2015, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.
2014 Acquisitions

During 2014, the company completed five acquisitions. The aggregate consideration paid for these acquisitions was $162,881, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the second quarter and first six months of 2014 as though these acquisitions occurred on January 1, 2014 was also not material.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2014, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2014 and 2015 acquisitions occurred on January 1, 2014:

	Quarter Ended		Six Months Ended
	June 28, 2014		June 28, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,676,539	$6,003,830	$10,758,579	$11,383,075
Net income attributable to shareholders	127,884	133,351	235,004	242,682
Net income per share:
Basic	$1.29	$1.34	$2.36	$2.43
Diluted	$1.27	$1.33	$2.33	$2.40

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2014, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.
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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2014 (a)	$1,051,783	$1,017,426	$2,069,209
Acquisitions	156,839	154,605	311,444
Foreign currency translation adjustment	75	(39,256)	(39,181)
Balance as of June 27, 2015 (a)	$1,208,697	$1,132,775	$2,341,472

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of June 27, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	509,735	(192,664)	317,071
Developed technology	5 years	12,994	(6,458)	6,536
Other intangible assets	(b)	936	(773)	163
		$624,665	$(199,895)	$424,770

Intangible assets, net, are comprised of the following as of December 31, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	402,036	(171,071)	230,965
Developed technology	5 years	8,806	(5,444)	3,362
Other intangible assets	(b)	1,719	(1,335)	384
		$513,561	$(177,850)	$335,711

(b)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the second quarters of 2015 and 2014, the company recorded amortization expense related to identifiable intangible assets of $13,917 ($11,169 net of related taxes or $.12 per share on both a basic and diluted basis) and $10,870 ($8,867 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

During the first six months of 2015 and 2014, the company recorded amortization expense related to identifiable intangible assets of $25,024 ($20,198 net of related taxes or $.21 per share on both a basic and diluted basis) and $21,817 ($17,774 net of related taxes or $.18 per share on both a basic and diluted basis), respectively.

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

The following table presents the company's investment in the following joint ventures:

	June 27, 2015	December 31, 2014
Marubun/Arrow	$59,824	$58,617
Altech Industries	10,311	10,507
Other	2,639	—
	$72,774	$69,124

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Marubun/Arrow	$1,609	$975	$2,753	$2,123
Altech Industries	201	206	332	475
Other	93	—	131	—
	$1,903	$1,181	$3,216	$2,598

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  At June 27, 2015, the company's pro-rata share of this debt was approximately $400. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 27, 2015	December 31, 2014
Accounts receivable	$5,137,372	$6,103,038
Allowances for doubtful accounts	(52,841)	(59,188)
Accounts receivable, net	$5,084,531	$6,043,850

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Debt

At June 27, 2015 and December 31, 2014, short-term borrowings of $86,806 and $13,454, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at June 27, 2015 and December 31, 2014 were 1.4% and 3.8%, respectively.

Long-term debt consists of the following:

	June 27, 2015	December 31, 2014
Revolving credit facility	$19,400	$—
Asset securitization program	290,000	275,000
3.375% notes, due 2015	—	251,955
6.875% senior debentures, due 2018	198,655	198,424
3.00% notes, due 2018	297,799	297,408
6.00% notes, due 2020	298,807	298,680
5.125% notes, due 2021	248,427	248,287
3.50% notes, due 2022	344,714	—
4.50% notes, due 2023	295,976	295,765
4.00% notes, due 2025	343,833	—
7.50% senior debentures, due 2027	198,292	198,219
Interest rate swaps designated as fair value hedges	551	378
Other obligations with various interest rates and due dates	7,934	3,782
	$2,544,388	$2,067,898

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	June 27, 2015	December 31, 2014
3.375% notes, due 2015	$—	$255,000
6.875% senior debentures, due 2018	224,000	232,000
3.00% notes, due 2018	306,000	309,000
6.00% notes, due 2020	333,000	339,000
5.125% notes, due 2021	265,000	277,500
3.50% notes, due 2022	343,000	—
4.50% notes, due 2023	300,000	321,000
4.00% notes, due 2025	343,000	—
7.50% senior debentures, due 2027	236,000	254,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at June 27, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.42% at June 27, 2015.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The facility fee is .20%.  At June 27, 2015, the company had $19,400 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at June 27, 2015), which is based on the company's credit ratings, or an effective interest rate of .63% at June 27, 2015.  The facility fee is .40%.

At June 27, 2015 and December 31, 2014, the company had $290,000 and $275,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,534,198 and $2,060,589, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 27, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During the first six months of 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first six months of 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first six months of 2015 aggregated $2,943 ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100,000. There were no outstanding borrowings under the uncommitted line of credit at June 27, 2015 and December 31, 2014.

Interest and other financing expense, net, includes interest and dividend income of $1,489 and $2,462 for the second quarter and first six months of 2015 and $750 and $1,529 for the second quarter and first six months of 2014, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 27, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$42,814	$—	$—	$42,814
Interest rate swaps	—	569	—	569
Foreign exchange contracts	—	867	—	867
Contingent consideration	—	—	(3,528)	(3,528)
	$42,814	$1,436	$(3,528)	$40,722

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$99,000	$—	$—	$99,000
Available-for-sale securities	38,109	—	—	38,109
Interest rate swaps	—	378	—	378
Foreign exchange contracts	—	694	—	694
Contingent consideration	—	—	(6,202)	(6,202)
	$137,109	$1,072	$(6,202)	$131,979

The following table summarizes the Level 3 activity for the first six months of 2015:

Balance as of December 31, 2014	$(6,202)
Fair value of initial contingent consideration	—
Change in fair value of contingent consideration included in earnings	(448)
Payment of contingent consideration (a)	3,000
Foreign currency translation adjustment	122
Balance as of June 27, 2015	$(3,528)

(a)	Contingent consideration payment relates to an acquisition completed prior to 2015.

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first six months of 2015 and 2014, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at June 27, 2015 is as follows:

	Marubun	Mutual Funds
Cost basis	$10,016	$16,617
Unrealized holding gain	8,805	7,376
Fair value	$18,821	$23,993

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair value of the company's available-for-sale securities at December 31, 2014 is as follows:

	Marubun	Mutual Funds
Cost basis	$10,016	$16,233
Unrealized holding gain	6,174	5,686
Fair value	$16,190	$21,919

The fair value of these investments are included in "Other assets" in the company's consolidated balance sheets, and the related unrealized holding gains or losses are included in "Accumulated other comprehensive loss" in the shareholders' equity section in the company's consolidated balance sheets.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt.  The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss."  The ineffective portion of the interest rate swap, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $30 and $39 for the second quarter and first six months of 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.30% at June 27, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $372 at June 27, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.72% at June 27, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $197 at June 27, 2015.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at June 27, 2015 and December 31, 2014 was $372,100 and $401,048, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	June 27, 2015	December 31, 2014
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$(3)
Interest rate swaps designated as fair value hedges	Other assets	569	381
Foreign exchange contracts designated as cash flow hedges	Other current assets	2,337	960
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(597)	(376)
Foreign exchange contracts designated as fair value hedges	Other current assets	3	—
Foreign exchange contracts designated as fair value hedges	Accrued expenses	(20)	—
Total derivative instruments designated as hedging instruments		2,292	962
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	972	2,404
Foreign exchange contracts	Accrued expenses	(1,828)	(2,294)
Total derivative instruments not designated as hedging instruments		(856)	110
Total		$1,436	$1,072

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

Gain (Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—	$—
Foreign exchange contracts (b)	—	—	—	—
Total	$—	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$(1,187)	$(1,685)	$(379)	$228
Total	$(1,187)	$(1,685)	$(379)	$228

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 27, 2015		June 27, 2015
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(2,245)	$827	$437
Gain (loss) reclassified into income	$(141)	$163	$(302)	$(678)
Ineffective portion:
Gain recognized in income	$—	$—	$69	$—

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 28, 2014		June 28, 2014
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Loss recognized in other comprehensive income	$—	$(22)	$—	$(390)
Gain (loss) reclassified into income	$(163)	$(69)	$(324)	$67
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Contingent Consideration

The company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. At June 27, 2015, contingent consideration of $3,528 was included in "Accrued Expenses" in the company's consolidated balance sheet in connection with two acquisitions prior to 2015. There was no contingent consideration recorded in connection with the 2015 acquisitions. For the acquisitions completed prior to 2015, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a remaining maximum possible payout of $8,400 in 2016. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of June 27, 2015.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Restructuring, Integration, and Other Charges

During the second quarters of 2015 and 2014, the company recorded restructuring, integration, and other charges of $17,147 ($12,895 net of related taxes or $.13 per share on both a basic and diluted basis) and $9,632 ($7,526 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively), respectively.

During the first six months of 2015 and 2014, the company recorded restructuring, integration, and other charges of $33,343 ($25,463 net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively) and $21,246 ($15,546 net of related taxes or $.16 and $.15 per share on a basic and diluted basis, respectively), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Restructuring and integration charge - current period actions	$9,875	$10,993	$19,185	$21,406
Restructuring and integration charges (credits) - actions taken in prior periods	268	(513)	678	(351)
Acquisition-related expenses (credits)	7,004	(848)	13,480	191
	$17,147	$9,632	$33,343	$21,246

2015 Restructuring and Integration Charge

The following table presents the components of the 2015 restructuring and integration charge of $19,185 and activity in the related restructuring and integration accrual for the first six months of 2015:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$16,486	$1,814	$885	$19,185
Payments	(9,166)	(1,078)	(96)	(10,340)
Non-cash usage	—	(9)	(607)	(616)
Foreign currency translation	79	5	(26)	58
Balance as of June 27, 2015	$7,399	$732	$156	$8,287

The restructuring and integration charge of $19,185 for the first six months of 2015 includes personnel costs of $16,486, facilities costs of $1,814, and other costs of $885. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2014 Restructuring and Integration Charge

The following table presents the activity in the restructuring and integration accrual for the first six months of 2015 related to the 2014 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$8,622	$2,479	$1,247	$12,348
Restructuring and integration charge (credit)	219	(87)	369	501
Payments	(4,689)	(1,027)	(652)	(6,368)
Non-cash usage	—	—	(476)	(476)
Foreign currency translation	(456)	(81)	—	(537)
Balance as of June 27, 2015	$3,696	$1,284	$488	$5,468

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2014

The following table presents the activity in the restructuring and integration accruals for the first six months of 2015 related to restructuring and integration actions taken prior to 2014:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$2,519	$3,025	$91	$5,635
Restructuring and integration charges (credits)	(449)	626	—	177
Payments	(547)	(2,166)	(84)	(2,797)
Non-cash usage	(60)	71	—	11
Foreign currency translation	(132)	47	(7)	(92)
Balance as of June 27, 2015	$1,331	$1,603	$—	$2,934

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $16,689 at June 27, 2015, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $12,426 relate to the termination of personnel and are primarily expected to be spent within one year.

•	The accruals for facilities totaling $3,619 relate to vacated leased properties that have scheduled payments of $2,314 in 2015, $964 in 2016, $189 in 2017, and $152 in 2018.

•	Other accruals of $644 are expected to be spent within one year.

Acquisition-Related Expenses and Other Charges

Included in restructuring, integration, and other charges for the second quarter and first six months of 2015 are acquisition-related expenses of $7,004 and $13,480, respectively, consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income attributable to shareholders	$123,932	$127,884	$229,990	$235,004
Weighted-average shares outstanding - basic	95,638	99,449	95,776	99,695
Net effect of various dilutive stock-based compensation awards	1,011	1,113	1,098	1,285
Weighted-average shares outstanding - diluted	96,649	100,562	96,874	100,980
Net income per share:
Basic	$1.30	$1.29	$2.40	$2.36
Diluted (a)	$1.28	$1.27	$2.37	$2.33

(a)
Stock-based compensation awards for the issuance of 709 and 607 shares for the second quarter and first six months of 2015 and 316 and 241 shares for the second quarter and first six months of 2014, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in accumulated other comprehensive income (loss), excluding non-controlling interests:

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Foreign Currency Translation Adjustment:
Other comprehensive income (loss) before reclassifications (a)	$47,890	$(14,291)	$(151,338)	$(24,662)
Amounts reclassified into income	(163)	69	678	(67)
Unrealized Gain on Investment Securities, Net:
Other comprehensive income before reclassifications	2,169	5,134	2,293	5,730
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	(346)	—	550	—
Amounts reclassified into income	116	100	143	199
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	35	37	69	73
Amounts reclassified into income	847	516	1,655	1,033
Net change in accumulated other comprehensive income (loss)	$50,548	$(8,435)	$(145,950)	$(17,694)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $600 and $45,863 for the second quarter and first six months of 2015 and $13,073 and $19,470 for the second quarter and first six months of 2014, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400,000 ($200,000 in May and December, respectively) of the company's common stock through a share-repurchase program. As of June 27, 2015, the company repurchased 4,955,350 shares under these programs with a market value of $280,597 at the dates of repurchase, of which 1,303,642 shares with a market value of $77,694 were repurchased during the second quarter of 2015.

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

Approximately $48,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,300 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Sales:
Global components	$3,698,175	$3,569,344	$7,044,938	$6,990,525
Global ECS	2,131,814	2,107,195	3,787,436	3,768,054
Consolidated	$5,829,989	$5,676,539	$10,832,374	$10,758,579
Operating income (loss):
Global components	$169,817	$159,642	$334,712	$320,788
Global ECS	98,394	95,990	165,911	160,148
Corporate (a)	(61,268)	(47,363)	(116,246)	(94,927)
Consolidated	$206,943	$208,269	$384,377	$386,009

(a)
Includes restructuring, integration, and other charges of $17,147 and $33,343 for the second quarter and first six months of 2015 and $9,632 and $21,246 for the second quarter and first six months of 2014, respectively.

Total assets, by segment, are as follows:

	June 27, 2015	December 31, 2014
Global components	$7,598,165	$6,952,342
Global ECS	3,832,796	4,761,628
Corporate	680,853	721,331
Consolidated	$12,111,814	$12,435,301

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Americas (b)	$2,912,126	$2,802,626	$5,374,315	$5,200,058
EMEA (c)	1,665,013	1,761,961	3,169,937	3,415,873
Asia/Pacific	1,252,850	1,111,952	2,288,122	2,142,648
Consolidated	$5,829,989	$5,676,539	$10,832,374	$10,758,579

(b)
Includes sales related to the United States of $2,702,783 and $4,953,205 for the second quarter and first six months of 2015 and $2,581,909 and $4,756,574 for the second quarter and first six months of 2014, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	June 27, 2015	December 31, 2014
Americas (d)	$553,498	$537,967
EMEA	93,226	76,487
Asia/Pacific	24,724	21,845
Consolidated	$671,448	$636,299

(d)	Includes net property, plant, and equipment related to the United States of $551,048 and $535,397 at June 27, 2015 and December 31, 2014, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first six months of 2015, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2015 increased by 2.7% and 0.7%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2015 was driven by an increase in the global components business segment sales of 3.6% and 0.8%, respectively, and an increase in the global ECS business segment sales of 1.2% and 0.5%, respectively. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 2.8% and 3.1%, for the second quarter and first six months of 2015, respectively, compared with the year-earlier periods.

Net income attributable to shareholders decreased to $123.9 million and $230.0 million in the second quarter and first six months of 2015, respectively, compared with net income attributable to shareholders of $127.9 million and $235.0 million in the year-earlier periods.  The following items impacted the comparability of the company's results:

Second quarters of 2015 and 2014:

•	restructuring, integration, and other charges of $17.1 million ($12.9 million net of related taxes) in 2015 and $9.6 million ($7.5 million net of related taxes) in 2014;

•	identifiable intangible asset amortization of $13.9 million ($11.2 million net of related taxes) in 2015 and $10.9 million ($8.9 million net of related taxes) in 2014; and

•	a loss on investment of $1.5 million ($0.9 million net of related taxes) in 2015.

First six months of 2015 and 2014:

•	restructuring, integration, and other charges of $33.3 million ($25.5 million net of related taxes) in 2015 and $21.2 million ($15.5 million net of related taxes) in 2014;

•	identifiable intangible asset amortization of $25.0 million ($20.2 million net of related taxes) in 2015 and $21.8 million ($17.8 million net of related taxes) in 2014;

•	a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes) in 2015;

•	a gain on sale of investment of $2.0 million ($1.7 million net of related taxes) in 2015; and

•	a loss on investment of $1.5 million ($0.9 million net of related taxes) in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2015 increased to $148.9 million and $276.7 million, respectively, compared with $144.3 million and $268.3 million in the year-earlier periods.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on prepayment of debt, gain on sale of investment, and loss on investment.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2015	June 28, 2014	% Change	June 27, 2015	June 28, 2014	% Change
Consolidated sales, as reported	$5,830	$5,677	2.7%	$10,832	$10,759	0.7%
Impact of changes in foreign currencies	—	(349)		—	(671)
Impact of acquisitions	48	391		341	744
Consolidated sales, as adjusted	$5,878	$5,719	2.8%	$11,173	$10,832	3.1%

Global components sales, as reported	$3,698	$3,569	3.6%	$7,045	$6,991	0.8%
Impact of changes in foreign currencies	—	(191)		—	(375)
Impact of acquisitions	48	243		248	478
Global components sales, as adjusted	$3,746	$3,621	3.4%	$7,293	$7,094	2.8%

Global ECS sales, as reported	$2,132	$2,107	1.2%	$3,787	$3,768	0.5%
Impact of changes in foreign currencies	—	(157)		—	(295)
Impact of acquisitions	—	148		92	265
Global ECS sales, as adjusted	$2,132	$2,098	1.6%	$3,879	$3,738	3.8%

Consolidated sales for the second quarter and first six months of 2015 increased by $153.5 million, or 2.7%, and $73.8 million, or 0.7%, respectively, compared with the year-earlier periods. The increase for the second quarter and first six months of 2015 was driven by an increase in global components business segment sales of $128.8 million, or 3.6%, and $54.4 million, or 0.8%, respectively, and by an increase in global ECS business segment sales of $24.6 million, or 1.2%, and $19.4 million, or 0.5%, respectively, compared with the year-earlier periods. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 2.8% and 3.1%, for the second quarter and first six months of 2015, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2015 increased 3.6% and 0.8%, respectively, compared with the year-earlier periods, primarily due to increased demand in the Asia Pacific region. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 3.4% and 2.8% for the second quarter and first six months of 2015, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2015 increased 1.2% and 0.5%, respectively, compared with the year-earlier periods. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 1.6% and 3.8% for the second quarter and first six months of 2015, respectively, compared with the year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended				Six Months Ended
	June 27, 2015	June 28, 2014	% Change		June 27, 2015	June 28, 2014	% Change
Consolidated gross profit, as reported	$769	$748	2.8%		$1,454	$1,451	flat
Impact of changes in foreign currencies	—	(53)			—	(101)
Impact of acquisitions	2	59			40	110
Consolidated gross profit, as adjusted	$771	$754	2.2%		$1,494	$1,460	2.4%
Consolidated gross profit as a percentage of sales, as reported	13.2%	13.2%	flat		13.4%	13.5%	(10)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.1%	13.2%	(10)	bps	13.4%	13.5%	(10)	bps

The company recorded gross profit of $768.6 million and $1.45 billion in the second quarter and first six months of 2015, respectively, compared with $747.5 million and $1.45 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 2.7% and 0.7% increase in sales during the second quarter and first six months of 2015, respectively. Gross profit margins for the second quarter of 2015 were flat and decreased approximately 10 basis points for the first six months of 2015, compared with the year-earlier periods. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margins decreased approximately 10 basis points for the second quarter and first six months of 2015, compared with the year-earlier periods. The decrease in gross profit margins is primarily due to increased competitive pricing pressure in the global ECS business segment as compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 27, 2015	June 28, 2014	% Change	June 27, 2015	June 28, 2014	% Change
Selling, general, and administrative expenses, as reported	$505	$490	3.0%	$959	$968	(0.9)%
Depreciation and amortization, as reported	40	40	flat	77	76	0.8%
Operating expenses, as reported	545	530	2.8%	1,036	1,044	(0.8)%
Impact of changes in foreign currencies	—	(41)		—	(80)
Impact of acquisitions	1	41		31	82
Operating expenses, as adjusted	$546	$530	3.1%	$1,067	$1,046	1.9%

Selling, general, and administrative expenses increased by $14.8 million, or 3.0% in the second quarter of 2015 on a sales increase of 2.7%, and decreased by $8.5 million, or 0.9%, in the first six months of 2015 on a sales increase of 0.7%, compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.7% and 8.9% for the second quarter and first six months of 2015, respectively, compared with 8.6% and 9.0% in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for the second quarter and first six months of 2015 increased 3.1% and 1.9%, respectively.

Restructuring, Integration, and Other Charges

2015 Charges

The company recorded restructuring, integration, and other charges of $17.1 million ($12.9 million net of related taxes or $.13 per share on both a basic and diluted basis) and $33.3 million ($25.5 million net of related taxes or $.27 and $.26 per share on a basic and diluted basis, respectively) for the second quarter and first six months of 2015, respectively. Included in the restructuring, integration, and other charges for the second quarter and first six months of 2015 are restructuring and integration charges of $9.9 million and $19.2 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for the second quarter and first six months of 2015 are acquisition-related expenses and other charges of $7.0 million and $13.5 million, respectively.

The restructuring and integration charge of $9.9 million and $19.2 million for the second quarter and first six months of 2015, respectively, includes personnel costs of $8.6 million and $16.5 million, facilities costs of $1.2 million and $1.8 million, and other costs of $.1 million and $.9 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

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

As of June 27, 2015, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Consolidated operating income, as reported	$207	$208	$384	$386
Identifiable intangible asset amortization	14	11	25	22
Restructuring, integration, and other charges	17	10	33	21
Consolidated operating income, as adjusted*	$238	$229	$443	$429
Consolidated operating income, as reported as a percentage of sales, as reported	3.5%	3.7%	3.5%	3.6%
Consolidated operating income, as adjusted as a percentage of sales, as reported	4.1%	4.0%	4.1%	4.0%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $206.9 million, or 3.5% of sales, and $384.4 million, or 3.5% of sales, in the second quarter and first six months of 2015, respectively, compared with operating income of $208.3 million, or 3.7% of sales, and $386.0 million, or 3.6% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted was $238.0 million, or 4.1% of sales, and $442.7 million, or 4.1% of sales, in the second quarter and first six months of 2015, respectively, compared with operating income, as adjusted of $228.8 million, or 4.0% of sales, and $429.1 million, or 4.0% of sales in the year-earlier periods.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $34.7 million and $65.6 million for the second quarter and first six months of 2015, compared with $28.9 million and $58.6 million in the year-earlier periods. The increase for the second quarter and first six months of 2015 was primarily due to higher average debt outstanding that was used to refinance the company's 3.375% notes due November 1, 2015 before maturity and for general corporate purposes, including acquisitions or the repayment of other indebtedness.

Other

During the second quarter of 2015, the company recorded a loss on investment of $1.5 million ($0.9 million net of related taxes or $.01 per share on both a basic and diluted basis).

During the first six months of 2015, the company recorded a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015, and a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis).

Income Taxes

The company recorded a provision for income taxes of $48.0 million and $88.8 million (an effective tax rate of 27.8%) for the second quarter and first six months of 2015, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, gain on sale of investment, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for both the second quarter and first six months of 2015 was 27.6%.

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

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 27, 2015	June 28, 2014	June 27, 2015	June 28, 2014
Net income attributable to shareholders, as reported	$124	$128	$230	$235
Identifiable intangible asset amortization	11	9	20	18
Restructuring, integration, and other charges	13	8	25	16
Loss on prepayment of debt	—	—	2	—
Gain on sale of investment	—	—	(2)	—
Loss on investment	1	—	1	—
Net income attributable to shareholders, as adjusted*	$149	$144	$277	$268

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $123.9 million and $230.0 million in the second quarter and first six months of 2015, respectively, compared with net income attributable to shareholders of $127.9 million and $235.0 million in the year-earlier periods. Net income attributable to shareholders, as adjusted was $148.9 million and $276.7 million for the second quarter and first six months of 2015, compared with $144.3 million and $268.3 million in the year-earlier periods.

Liquidity and Capital Resources

At June 27, 2015 and December 31, 2014, the company had cash and cash equivalents of $399.7 million and $400.4 million, respectively, of which $166.8 million and $300.9 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2015, the net amount of cash provided by the company's operating activities was $219.4 million, the net amount of cash used for investing activities was $537.5 million, and the net amount of cash provided by financing activities was $325.3 million.  The effect of exchange rate changes on cash was a decrease of $7.9 million.

During the first six months of 2014, the net amount of cash provided by the company's operating activities was $283.5 million, the net amount of cash used for investing activities was $122.2 million, and the net amount of cash used for financing activities was $244.1 million.  The effect of exchange rate changes on cash was an increase of $1.2 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 62.8% at June 27, 2015 and 67.4% at December 31, 2014.

The net amount of cash provided by the company's operating activities during the first six months of 2015 was $219.4 million and was primarily due to earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first six months of 2014 was $283.5 million and was primarily due to earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 14.7% in the second quarter of 2015 compared with 14.8% in the second quarter of 2014.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2015 was $537.5 million, reflecting $470.7 million of cash consideration paid, net of cash acquired, for acquired businesses and $68.8 million for capital expenditures. The source of cash from investing activities during the first six months of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first six months of 2015 is $22.4 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first six months of 2015 the company completed six acquisitions, inclusive of a 53.7% acquisition of Data Modul AG. The aggregate consideration paid for these acquisitions was $470.7 million, net of cash acquired.

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

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2015 was $325.3 million. The uses of cash from financing activities included a $3.8 million decrease in short-term and other borrowings, $254.3 million of redemption of notes, $156.4 million of repurchases of common stock, and other contingent consideration payments of $3.0 million. The sources of cash from financing activities during the first six months of 2015 were $34.4 million of net proceeds from long-term bank borrowings, $688.2 million of net proceeds from a note offering, and $20.3 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During the first six months of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688.2 million were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first six months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first six months of 2015 aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

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

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at June 27, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.42% at June 27, 2015. The facility fee is .20%.  At June 27, 2015, the company had $19.4 million in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014. During the first six months of 2015 and 2014, the average daily balance outstanding under the revolving credit facility was $393.6 million and $416.7 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900.0 million under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at June 27, 2015), which is based on the company's credit ratings, or an effective interest rate of .63% at June 27, 2015.  The facility fee is .40%. The company had $290.0 million and $275.0 million in outstanding borrowings under the asset securitization program at June 27, 2015 and December 31, 2014, respectively.  During the first six months of 2015 and 2014, the average daily balance outstanding under the asset securitization program was $407.2 million and $396.6 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 27, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at June 27, 2015 and December 31, 2014.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.  Since December 31, 2014, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	During the first six months of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025.

•	During the first six months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015.

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. As of June 27, 2015, the company repurchased 4,955,350 shares under these programs with a market value of $280.6 million at the dates of repurchase, of which 1,303,642 shares with a market value of $77.7 million were repurchased during the second quarter of 2015.

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

There were no significant changes during the first six months of 2015 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at June 27, 2015 and December 31, 2014 was $372.1 million and $401.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first six months of 2015, the translation of the company's international financial statements into U.S. dollars resulted in a decrease in sales and operating income of $670.4 million and $21.6 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $317.7 million and $13.3 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first six months of 2015.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At June 27, 2015, approximately 81% of the company's debt was subject to fixed rates, and 19% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first six months of 2015. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200.0 million. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $.9 million in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $.03 million and $.04 million for the second quarter and first six months of 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.3% at June 27, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.4 million at June 27, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.7% at June 27, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.2 million at June 27, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 27, 2015 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

The following table shows the share-repurchase activity for the quarter ended June 27, 2015:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
March 29 through April 30, 2015	1,375	$62.44	—	$197,096,404
May 1 through May 31, 2015	261,180	60.81	259,845	181,296,309
June 1 through June 27, 2015	1,043,797	59.30	1,043,797	119,402,463
Total	1,306,352		1,303,642

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced programs" for the quarter ended June 27, 2015 is 2,710 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	July 28, 2015	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer