Form 10-Q
period 2015-09-26
ARROW ELECTRONICS INC
filed 2015-10-28
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 26, 2015

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
Yes ☐   No ☒

There were 93,529,775 shares of Common Stock outstanding as of October 26, 2015.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Sales	$5,698,304	$5,613,216	$16,530,678	$16,371,795
Costs and expenses:
Cost of sales	4,955,937	4,884,529	14,334,394	14,191,759
Selling, general, and administrative expenses	497,876	485,864	1,457,160	1,453,675
Depreciation and amortization	40,941	39,072	117,854	115,355
Restructuring, integration, and other charges	17,756	3,935	51,099	25,181
	5,512,510	5,413,400	15,960,507	15,785,970
Operating income	185,794	199,816	570,171	585,825
Equity in earnings of affiliated companies	1,674	2,192	4,890	4,790
Gain on sale of investment	—	29,743	2,008	29,743
Interest and other financing expense, net	35,409	27,522	100,959	86,079
Other	—	—	4,443	—
Income before income taxes	152,059	204,229	471,667	534,279
Provision for income taxes	41,755	57,377	130,589	152,175
Consolidated net income	110,304	146,852	341,078	382,104
Noncontrolling interests	1,060	(12)	1,844	236
Net income attributable to shareholders	$109,244	$146,864	$339,234	$381,868
Net income per share:
Basic	$1.16	$1.49	$3.56	$3.84
Diluted	$1.15	$1.47	$3.52	$3.80
Weighted-average shares outstanding:
Basic	94,302	98,631	95,277	99,336
Diluted	95,363	99,866	96,302	100,609

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Consolidated net income	$110,304	$146,852	$341,078	$382,104
Other comprehensive income:
Foreign currency translation adjustment	(34,931)	(149,348)	(185,591)	(174,077)
Unrealized loss on investment securities, net	(2,553)	(19,264)	(260)	(13,534)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	89	101	782	300
Employee benefit plan items, net	883	551	2,607	1,657
Other comprehensive loss	(36,512)	(167,960)	(182,462)	(185,654)
Comprehensive income (loss)	73,792	(21,108)	158,616	196,450
Less: Comprehensive income (loss) attributable to noncontrolling interests	1,096	(12)	1,880	236
Comprehensive income (loss) attributable to shareholders	$72,696	$(21,096)	$156,736	$196,214

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 26, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$336,744	$400,355
Accounts receivable, net	5,065,503	6,043,850
Inventories	2,478,907	2,335,257
Other current assets	300,647	253,145
Total current assets	8,181,801	9,032,607
Property, plant, and equipment, at cost:
Land	23,595	23,770
Buildings and improvements	164,568	144,530
Machinery and equipment	1,234,206	1,146,045
	1,422,369	1,314,345
Less: Accumulated depreciation and amortization	(732,374)	(678,046)
Property, plant, and equipment, net	689,995	636,299
Investments in affiliated companies	72,498	69,124
Intangible assets, net	414,428	335,711
Cost in excess of net assets of companies acquired	2,366,968	2,069,209
Other assets	280,508	292,351
Total assets	$12,006,198	$12,435,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$3,852,306	$5,027,103
Accrued expenses	695,620	797,464
Short-term borrowings, including current portion of long-term debt	85,796	13,454
Total current liabilities	4,633,722	5,838,021
Long-term debt	2,748,283	2,067,898
Other liabilities	411,582	370,471
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2015 and 2014
Issued - 125,424 shares in both 2015 and 2014	125,424	125,424
Capital in excess of par value	1,094,859	1,086,082
Treasury stock (31,895 and 29,529 shares in 2015 and 2014, respectively), at cost	(1,330,916)	(1,169,673)
Retained earnings	4,515,988	4,176,754
Accumulated other comprehensive loss	(247,115)	(64,617)
Total shareholders' equity	4,158,240	4,153,970
Noncontrolling interests	54,371	4,941
Total equity	4,212,611	4,158,911
Total liabilities and equity	$12,006,198	$12,435,301

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 26, 2015	September 27, 2014
Cash flows from operating activities:
Consolidated net income	$341,078	$382,104
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	117,854	115,355
Amortization of stock-based compensation	33,783	31,283
Equity in earnings of affiliated companies	(4,890)	(4,790)
Deferred income taxes	26,881	11,368
Restructuring, integration, and other charges	38,106	18,102
Gain on sale of investment	(2,008)	(18,269)
Excess tax benefits from stock-based compensation arrangements	(5,863)	(6,977)
Other	8,057	2,029
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	1,056,282	556,445
Inventories	(44,890)	(97,929)
Accounts payable	(1,318,702)	(632,191)
Accrued expenses	(110,834)	(150,165)
Other assets and liabilities	(23,910)	9,883
Net cash provided by operating activities	110,944	216,248
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(512,910)	(129,522)
Acquisition of property, plant, and equipment	(113,056)	(87,881)
Proceeds from sale of investment	2,008	40,542
Net cash used for investing activities	(623,958)	(176,861)
Cash flows from financing activities:
Change in short-term and other borrowings	(4,069)	(9,243)
Proceeds from (repayment of) long-term bank borrowings, net	238,700	(10,200)
Net proceeds from note offering	688,162	—
Redemption of notes	(254,313)	—
Proceeds from exercise of stock options	14,722	21,013
Excess tax benefits from stock-based compensation arrangements	5,863	6,977
Repurchases of common stock	(206,601)	(189,411)
Other	(5,831)	—
Net cash provided by (used for) financing activities	476,633	(180,864)
Effect of exchange rate changes on cash	(27,230)	9,108
Net decrease in cash and cash equivalents	(63,611)	(132,369)
Cash and cash equivalents at beginning of period	400,355	390,602
Cash and cash equivalents at end of period	$336,744	$258,233

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's Form 10-Q for the quarterly periods ended June 27, 2015 and March 28, 2015, as well as the audited consolidated financial statements and accompanying notes for the year ended December 31, 2014, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the third quarter of 2015 which closed on September 26, 2015.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In September 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) ("ASU No. 2015-16"). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. Effective June 28, 2015, the company adopted the provisions of ASU No. 2015-16. The adoption of the provisions of ASU No. 2015-16 did not materially impact the company's consolidated financial position or results of operations.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied on a prospective basis. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2015-11.
In April 2015, the FASB issued Accounting Standards Update No. 2015-03, Interest - Imputation of Interest (Subtopic 835-30) ("ASU No. 2015-03"). ASU No. 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. In August 2015, the FASB issued Accounting Standards Update No. 2015-15, Interest - Imputation of Interest: Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements (Subtopic 835-30) ("ASU No. 2015-15"). ASU No. 2015-15 provides additional guidance on the presentation and subsequent measurement of debt issuance costs associated with line-of-credit arrangements. ASU No. 2015-03 and ASU No. 2015-15 are effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a retrospective basis. Effective January 1, 2015 and June 28, 2015, the company adopted the provisions of ASU No. 2015-03 and ASU No. 2015-15, respectively. The adoption of the provisions of ASU No. 2015-03 and ASU No. 2015-15 did not materially impact the company's consolidated financial position or results of operations.  Prior period amounts were reclassified to conform to the current period presentation.

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

2015 Acquisitions

On March 31, 2015, the company acquired immixGroup, Inc. ("immixGroup"), for a purchase price of $280,454, which included $28,205 of cash acquired. immixGroup is a value-added provider supporting value-added resellers, solution providers, service providers, and other public sector channel partners with specialized resources to accelerate their government sales. immixGroup has operations in North America.

Since the date of the acquisition, immixGroup sales of $230,514 were included in the company's consolidated results of operations for the nine months ended September 26, 2015.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$145,130
Other current assets	26,647
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	60,000
Cost in excess of net assets acquired	167,774
Accounts payable	(136,921)
Accrued expenses	(11,736)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$252,249

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
During the first nine months of 2015, the company completed six additional acquisitions for an aggregate purchase price of approximately $260,661, net of cash acquired, inclusive of a 53.7% acquisition of Data Modul AG, and an additional 2.3% was acquired during the third quarter. The company also assumed $84,487 in debt in connection with these acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.
The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2015, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1, 2015:

	Quarter Ended		Nine Months Ended
	September 26, 2015		September 26, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,698,304	$5,703,717	$16,530,678	$16,899,811
Net income attributable to shareholders	109,244	109,245	339,234	343,409
Net income per share:
Basic	$1.16	$1.16	$3.56	$3.60
Diluted	$1.15	$1.15	$3.52	$3.57
The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2015, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.
2014 Acquisitions

During 2014, the company completed five acquisitions. The aggregate consideration paid for these acquisitions was $162,881, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the third quarter and first nine months of 2014 as though these acquisitions occurred on January 1, 2014 was also not material.

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2014, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2014 and 2015 acquisitions occurred on January 1, 2014:

	Quarter Ended		Nine Months Ended
	September 27, 2014		September 27, 2014
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,613,216	$6,066,812	$16,371,795	$17,584,040
Net income attributable to shareholders	146,864	161,142	381,868	410,736
Net income per share:
Basic	$1.49	$1.63	$3.84	$4.13
Diluted	$1.47	$1.61	$3.80	$4.08

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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2014 (a)	$1,051,783	$1,017,426	$2,069,209
Acquisitions	179,010	167,774	346,784
Foreign currency translation adjustment	(4,713)	(44,312)	(49,025)
Balance as of September 26, 2015 (a)	$1,226,080	$1,140,888	$2,366,968

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of September 26, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	512,760	(205,296)	307,464
Developed technology	5 years	13,150	(7,234)	5,916
Other intangible assets	(b)	938	(890)	48
		$627,848	$(213,420)	$414,428

Intangible assets, net, are comprised of the following as of December 31, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	402,036	(171,071)	230,965
Developed technology	5 years	8,806	(5,444)	3,362
Other intangible assets	(b)	1,719	(1,335)	384
		$513,561	$(177,850)	$335,711

(b)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the third quarters of 2015 and 2014, the company recorded amortization expense related to identifiable intangible assets of $14,269 ($11,521 net of related taxes or $.12 per share on both a basic and diluted basis) and $11,108 ($9,086 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

During the first nine months of 2015 and 2014, the company recorded amortization expense related to identifiable intangible assets of $39,293 ($31,719 net of related taxes or $.33 per share on both a basic and diluted basis) and $32,925 ($26,860 net of related taxes or $.27 per share on both a basic and diluted basis), respectively.

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

The following table presents the company's investment in the following joint ventures:

	September 26, 2015	December 31, 2014
Marubun/Arrow	$60,671	$58,617
Altech Industries	9,227	10,507
Other	2,600	—
	$72,498	$69,124

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Marubun/Arrow	$1,494	$1,965	$4,247	$4,088
Altech Industries	114	227	446	702
Other	66	—	197	—
	$1,674	$2,192	$4,890	$4,790

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  There were no outstanding borrowings under the third party debt agreements of the joint ventures as of September 26, 2015.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 26, 2015	December 31, 2014
Accounts receivable	$5,114,877	$6,103,038
Allowances for doubtful accounts	(49,374)	(59,188)
Accounts receivable, net	$5,065,503	$6,043,850

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note G – Debt

At September 26, 2015 and December 31, 2014, short-term borrowings of $85,796 and $13,454, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at September 26, 2015 and December 31, 2014 were 2.0% and 3.8%, respectively.

Long-term debt consists of the following:

	September 26, 2015	December 31, 2014
Revolving credit facility	$33,700	$—
Asset securitization program	480,000	275,000
3.375% notes, due 2015	—	251,955
6.875% senior debentures, due 2018	198,771	198,424
3.00% notes, due 2018	297,998	297,408
6.00% notes, due 2020	298,869	298,680
5.125% notes, due 2021	248,496	248,287
3.50% notes, due 2022	344,887	—
4.50% notes, due 2023	296,085	295,765
4.00% notes, due 2025	343,962	—
7.50% senior debentures, due 2027	198,329	198,219
Interest rate swaps designated as fair value hedges	1,786	378
Other obligations with various interest rates and due dates	5,400	3,782
	$2,748,283	$2,067,898

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.375% notes, 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 26, 2015	December 31, 2014
3.375% notes, due 2015	$—	$255,000
6.875% senior debentures, due 2018	228,500	232,000
3.00% notes, due 2018	309,000	309,000
6.00% notes, due 2020	340,000	339,000
5.125% notes, due 2021	276,500	277,500
3.50% notes, due 2022	350,000	—
4.50% notes, due 2023	318,000	321,000
4.00% notes, due 2025	351,000	—
7.50% senior debentures, due 2027	247,000	254,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at September 26, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.44% at

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

September 26, 2015. The facility fee is .20%.  At September 26, 2015, the company had $33,700 in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 26, 2015), which is based on the company's credit ratings, or an effective interest rate of .69% at September 26, 2015.  The facility fee is .40%.

At September 26, 2015 and December 31, 2014, the company had $480,000 and $275,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,474,176 and $2,060,589, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 26, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During the first nine months of 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first nine months of 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first nine months of 2015 aggregated $2,943 ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt which was included in "Other" in the company's consolidated statements of operations.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100,000. There were no outstanding borrowings under the uncommitted line of credit at September 26, 2015 and December 31, 2014.

Interest and other financing expense, net, includes interest and dividend income of $1,299 and $3,761 for the third quarter and first nine months of 2015 and $2,369 and $3,898 for the third quarter and first nine months of 2014, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 26, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$38,705	$—	$—	$38,705
Interest rate swaps	—	1,786	—	1,786
Foreign exchange contracts	—	1,728	—	1,728
Contingent consideration	—	—	(3,704)	(3,704)
	$38,705	$3,514	$(3,704)	$38,515

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash equivalents	$99,000	$—	$—	$99,000
Available-for-sale securities	38,109	—	—	38,109
Interest rate swaps	—	378	—	378
Foreign exchange contracts	—	694	—	694
Contingent consideration	—	—	(6,202)	(6,202)
	$137,109	$1,072	$(6,202)	$131,979

The following table summarizes the Level 3 activity for the first nine months of 2015:

Balance as of December 31, 2014	$(6,202)
Fair value of initial contingent consideration	—
Change in fair value of contingent consideration included in earnings	(853)
Payment of contingent consideration (a)	3,000
Foreign currency translation adjustment	351
Balance as of September 26, 2015	$(3,704)

(a)	Contingent consideration payment relates to an acquisition completed prior to 2015.

The change in the fair value of contingent consideration is included in "Restructuring, integration, and other charges," in the company's consolidated statements of operations.

During the first nine months of 2015 and 2014, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities at September 26, 2015 is as follows:

	Marubun	Mutual Funds
Cost basis	$10,016	$16,664
Unrealized holding gain	7,014	5,011
Fair value	$17,030	$21,675

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

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $29 and $68 for the third quarter and first nine months of 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.30% at September 26, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $1,220 at September 26, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.72% at September 26, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $566 at September 26, 2015.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at September 26, 2015 and December 31, 2014 was $340,445 and $401,048, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	September 26, 2015	December 31, 2014
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$(3)
Interest rate swaps designated as fair value hedges	Other assets	1,786	381
Foreign exchange contracts designated as cash flow hedges	Other current assets	1,632	960
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(26)	(376)
Total derivative instruments designated as hedging instruments		3,392	962
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,002	2,404
Foreign exchange contracts	Accrued expenses	(1,880)	(2,294)
Total derivative instruments not designated as hedging instruments		122	110
Total		$3,514	$1,072

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—	$—
Total	$—	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$5,084	$(376)	$4,705	$(148)
Total	$5,084	$(376)	$4,705	$(148)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 26, 2015		September 26, 2015
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain recognized in other comprehensive income	$—	$170	$827	$607
Loss reclassified into income	$(144)	$(644)	$(446)	$(1,322)
Ineffective portion:
Gain recognized in income	$—	$—	$69	$—

	Cash Flow Hedges
	Quarter Ended		Nine Months Ended
	September 27, 2014		September 27, 2014
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
Effective portion:
Gain recognized in other comprehensive income	$—	$438	$—	$48
Loss reclassified into income	$(165)	$(185)	$(489)	$(118)
Ineffective portion:
Gain (loss) recognized in income	$—	$—	$—	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Contingent Consideration

The company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of the possible payments. The company reassesses the fair value of the contingent consideration on a quarterly basis. At September 26, 2015, contingent consideration of $3,704 was included in "Accrued Expenses" in the company's consolidated balance sheet in connection with two acquisitions prior to 2015. There was no contingent consideration recorded in connection with the 2015 acquisitions. For the acquisitions completed prior to 2015, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a remaining maximum possible payout of $8,400 in 2016. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of September 26, 2015.

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Restructuring, Integration, and Other Charges

During the third quarters of 2015 and 2014, the company recorded restructuring, integration, and other charges of $17,756 ($12,642 net of related taxes or $.13 per share on both a basic and diluted basis) and $3,935 ($2,556 net of related taxes or $.03 per share on both a basic and diluted basis), respectively.

During the first nine months of 2015 and 2014, the company recorded restructuring, integration, and other charges of $51,099 ($38,106 net of related taxes or $.40 per share on both a basic and diluted basis) and $25,181 ($18,102 net of related taxes or $.18 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Restructuring and integration charges - current period actions	$9,378	$4,965	$28,563	$26,371
Restructuring and integration charges (credits) - actions taken in prior periods	570	305	1,248	(46)
Acquisition-related expenses and other charges(credits)	7,808	(1,335)	21,288	(1,144)
	$17,756	$3,935	$51,099	$25,181

2015 Restructuring and Integration Charges

The following table presents the components of the 2015 restructuring and integration charges of $28,563 and activity in the related restructuring and integration accrual for the first nine months of 2015:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$23,962	$3,716	$885	$28,563
Payments	(12,952)	(2,313)	(95)	(15,360)
Non-cash usage	—	(475)	(629)	(1,104)
Foreign currency translation	52	7	(4)	55
Balance as of September 26, 2015	$11,062	$935	$157	$12,154

The restructuring and integration charges of $28,563 for the first nine months of 2015 include personnel costs of $23,962, facilities costs of $3,716, and other costs of $885. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2014 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first nine months of 2015 related to the 2014 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$8,622	$2,479	$1,247	$12,348
Restructuring and integration charges (credit)	55	(86)	369	338
Payments	(5,564)	(1,363)	(977)	(7,904)
Non-cash usage	—	—	(476)	(476)
Foreign currency translation	(492)	(80)	—	(572)
Balance as of September 26, 2015	$2,621	$950	$163	$3,734

Restructuring and Integration Accruals Related to Actions Taken Prior to 2014

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2015 related to restructuring and integration actions taken prior to 2014:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2014	$2,519	$3,025	$91	$5,635
Restructuring and integration charges (credits)	(545)	1,455	—	910
Payments	(622)	(3,202)	(83)	(3,907)
Non-cash usage	(60)	59	—	(1)
Foreign currency translation	(146)	36	(8)	(118)
Balance as of September 26, 2015	$1,146	$1,373	$—	$2,519

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $18,407 at September 26, 2015, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $14,829 relate to the termination of personnel that have scheduled payouts of $8,719 in 2015, $5,927 in 2016, and $183 in 2017.

•	The accruals for facilities totaling $3,258 relate to vacated leased properties that have scheduled payments of $2,077 in 2015, $829 in 2016, $198 in 2017, and $154 in 2018.

•	Other accruals of $320 are expected to be spent within one year.

Acquisition-Related Expenses and Other Charges

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2015 are acquisition-related expenses (credits) of $5,267 and $18,748, respectively, consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the third quarter of 2014 are acquisition-related expenses (credits) of $(1,335) primarily consisting of charges in the fair value of contingent consideration and other credits, offset, in part, by professional fees and other costs associated with the Wyle Electronics ("Wyle") acquisition. Included in restructuring, integrations, and other charges for the first nine months of 2014 are acquisition-related expenses (credits) of $(1,144) primarily consisting of an insurance recovery related to environmental matters in connection with the Wyle acquisition, offset, in part, by professional fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income attributable to shareholders	$109,244	$146,864	$339,234	$381,868
Weighted-average shares outstanding - basic	94,302	98,631	95,277	99,336
Net effect of various dilutive stock-based compensation awards	1,061	1,235	1,025	1,273
Weighted-average shares outstanding - diluted	95,363	99,866	96,302	100,609
Net income per share:
Basic	$1.16	$1.49	$3.56	$3.84
Diluted (a)	$1.15	$1.47	$3.52	$3.80

(a)
Stock-based compensation awards for the issuance of 759 and 656 shares for the third quarter and first nine months of 2015 and 317 and 271 shares for the third quarter and first nine months of 2014, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding non-controlling interests:

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Foreign Currency Translation Adjustment:
Other comprehensive loss before reclassifications (a)	$(35,575)	$(149,533)	$(186,913)	$(174,195)
Amounts reclassified into income	644	185	1,322	118
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	(2,553)	(995)	(260)	4,735
Amounts reclassified into income	—	(18,269)	—	(18,269)
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—	550	—
Amounts reclassified into income	89	101	232	300
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	36	36	105	109
Amounts reclassified into income	847	515	2,502	1,548
Net change in Accumulated other comprehensive loss	$(36,512)	$(167,960)	$(182,462)	$(185,654)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $19,887 and $27,821 for the third quarter and first nine months of 2015 and $29,586 and $49,056 for the third quarter and first nine months of 2014, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400,000 ($200,000 in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400,000 of the company's common stock. As of September 26, 2015, the company repurchased 5,856,583 shares under these programs with a market value of $330,586 at the dates of repurchase, of which 901,233 shares with a market value of $49,989 were repurchased during the third quarter of 2015.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $4,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

approximately $600 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $48,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $15,900 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Sales:
Global components	$3,692,051	$3,731,289	$10,736,989	$10,721,814
Global ECS	2,006,253	1,881,927	5,793,689	5,649,981
Consolidated	$5,698,304	$5,613,216	$16,530,678	$16,371,795
Operating income (loss):
Global components	$164,744	$179,451	$499,456	$500,239
Global ECS	84,233	69,172	250,144	229,320
Corporate (a)	(63,183)	(48,807)	(179,429)	(143,734)
Consolidated	$185,794	$199,816	$570,171	$585,825

(a)
Includes restructuring, integration, and other charges of $17,756 and $51,099 for the third quarter and first nine months of 2015 and $3,935 and $25,181 for the third quarter and first nine months of 2014, respectively.

Total assets, by segment, are as follows:

	September 26, 2015	December 31, 2014
Global components	$7,608,881	$6,952,342
Global ECS	3,738,442	4,761,628
Corporate	658,875	721,331
Consolidated	$12,006,198	$12,435,301

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Americas (b)	$2,850,586	$2,775,146	$8,224,901	$7,975,204
EMEA (c)	1,591,751	1,568,277	4,761,688	4,984,150
Asia/Pacific	1,255,967	1,269,793	3,544,089	3,412,441
Consolidated	$5,698,304	$5,613,216	$16,530,678	$16,371,795

(b)
Includes sales related to the United States of $2,603,885 and $7,557,090 for the third quarter and first nine months of 2015 and $2,540,179 and $7,296,753 for the third quarter and first nine months of 2014, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	September 26, 2015	December 31, 2014
Americas (d)	$571,248	$537,967
EMEA	92,213	76,487
Asia/Pacific	26,534	21,845
Consolidated	$689,995	$636,299

(d)	Includes net property, plant, and equipment related to the United States of $569,079 and $535,397 at September 26, 2015 and December 31, 2014, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first nine months of 2015, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter of 2015 increased by 1.5% compared with the year-earlier period. The increase for the third quarter of 2015 was driven by an increase in the global ECS business segment sales of 6.6% offset, in part, by a decrease in the global components business segment sales of 1.1%. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 5.0% for the third quarter of 2015, compared with the year-earlier period, due to a stronger U.S. dollar. Adjusted for the change in foreign currencies and acquisitions, consolidated sales decreased 1.5% for the third quarter of 2015 compared with the year-earlier period.

Net income attributable to shareholders decreased to $109.2 million and $339.2 million in the third quarter and first nine months of 2015, respectively, compared with net income attributable to shareholders of $146.9 million and $381.9 million in the year-earlier periods.  The following items impacted the comparability of the company's results:

Third quarters of 2015 and 2014:

•	restructuring, integration, and other charges of $17.8 million ($12.6 million net of related taxes) in 2015 and $3.9 million ($2.6 million net of related taxes) in 2014;

•	identifiable intangible asset amortization of $14.3 million ($11.5 million net of related taxes) in 2015 and $11.1 million ($9.1 million net of related taxes) in 2014; and

•	a gain on sale of investment of $29.7 million ($18.3 million net of related taxes) in 2014.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter of 2015 decreased to $133.4 million compared with $140.2 million in the year-earlier period.

First nine months of 2015 and 2014:

•	restructuring, integration, and other charges of $51.1 million ($38.1 million net of related taxes) in 2015 and $25.2 million ($18.1 million net of related taxes) in 2014;

•	identifiable intangible asset amortization of $39.3 million ($31.7 million net of related taxes) in 2015 and $32.9 million ($26.9 million net of related taxes) in 2014;

•	a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes) in 2015;

•	a gain on sale of investment of $2.0 million ($1.7 million net of related taxes) in 2015 and $29.7 million ($18.3 million net of related taxes) in 2014; and

•	a loss on investment of $1.5 million ($0.9 million net of related taxes) in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the first nine months of 2015 increased to $410.1 million compared with $408.6 million in the year-earlier period.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies") and the impact of acquisitions by adjusting the company's operating results for businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the earliest period presented (referred to as "impact of acquisitions");

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Consolidated sales, as reported	$5,698	$5,613	1.5%	$16,531	$16,372	1.0%
Impact of changes in foreign currencies	—	(278)		—	(949)
Impact of acquisitions	5	454		369	1,212
Consolidated sales, as adjusted	$5,703	$5,789	(1.5)%	$16,900	$16,635	1.6%

Global components sales, as reported	$3,692	$3,731	(1.1)%	$10,737	$10,722	0.1%
Impact of changes in foreign currencies	—	(163)		—	(538)
Impact of acquisitions	5	241		286	753
Global components sales, as adjusted	$3,697	$3,809	(2.9)%	$11,023	$10,937	0.8%

Global ECS sales, as reported	$2,006	$1,882	6.6%	$5,794	$5,650	2.5%
Impact of changes in foreign currencies	—	(115)		—	(411)
Impact of acquisitions	—	213		83	459
Global ECS sales, as adjusted	$2,006	$1,980	1.3%	$5,877	$5,698	3.1%

Consolidated sales for the third quarter and first nine months of 2015 increased by $85.1 million, or 1.5%, and $158.9 million, or 1.0%, respectively, compared with the year-earlier periods. The increase for the third quarter 2015 was driven by an increase in global ECS business segment sales of $124.3 million, or 6.6%, offset, in part, by a decrease in global components business segment sales of $39.2 million, or 1.1%, compared with the year-earlier period. The increase for the first nine months of 2015 was driven by an increase in global ECS business segment sales of 143.7 million or 2.5%. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 5.0% and 5.8% for the third quarter and for the first nine months of 2015, respectively, compared with the year-earlier periods, due to a stronger U.S. dollar. Adjusted for changes in foreign currencies and acquisitions, consolidated sales decreased 1.5% for the third quarter and increased 1.6% for the first nine months of 2015, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter of 2015 decreased 1.1% compared with the year-earlier period, primarily due to decreased demand in the Asia Pacific region and the exit of a high volume supply chain engagement in Asia offset, in part, by an increase in demand in the EMEA regions. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales decreased by 2.9% for the third quarter and increased 0.8% for the first nine months of 2015, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2015 increased 6.6% and 2.5%, respectively, compared with the year-earlier periods, due to the increased demand in the EMEA region. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 1.3% and 3.1% for the third quarter and first nine months of 2015, respectively, compared with the year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Consolidated gross profit, as reported	$742	$729	1.8%	$2,196	$2,180	0.7%
Impact of changes in foreign currencies	—	(42)		—	(143)
Impact of acquisitions	1	64		48	180
Consolidated gross profit, as adjusted	$743	$751	(1.1)%	$2,244	$2,217	1.2%
Consolidated gross profit as a percentage of sales, as reported	13.0%	13.0%	flat	13.3%	13.3%	flat
Consolidated gross profit as a percentage of sales, as adjusted	13.0%	13.0%	flat	13.3%	13.3%	flat

The company recorded gross profit of $742.4 million and $2.20 billion in the third quarter and first nine months of 2015, respectively, compared with $728.7 million and $2.18 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 1.5% and 1.0% increase in sales during the third quarter and first nine months of 2015, respectively. Gross profit margins for the third quarter and first nine months of 2015 were flat compared with the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 26, 2015	September 27, 2014	% Change	September 26, 2015	September 27, 2014	% Change
Selling, general, and administrative expenses, as reported	$498	$486	2.5%	$1,457	$1,454	0.2%
Depreciation and amortization, as reported	41	39	4.8%	118	115	2.2%
Operating expenses, as reported	539	525	2.6%	1,575	1,569	0.4%
Impact of changes in foreign currencies	—	(34)		—	(114)
Impact of acquisitions	1	40		38	130
Operating expenses, as adjusted	$540	$531	1.7%	$1,613	$1,585	1.8%
Operating expenses as a percentage of sales, as reported	9.5%	9.4%	10 bps	9.5%	9.6%	(10) bps
Operating expenses as a percentage of sales, as adjusted	9.5%	9.2%	30 bps	9.5%	9.5%	flat

Selling, general, and administrative expenses increased by $12.0 million, or 2.5% in the third quarter of 2015 on a sales increase of 1.5%, and increased by $3.5 million, or 0.2%, in the first nine months of 2015 on a sales increase of 1.0%, compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.7% and 8.8% for the third quarter and first nine months of 2015, respectively, compared with 8.7% and 8.9% in the year-earlier periods.

Depreciation and amortization expense increased by $1.9 million, or 4.8%, and $2.5 million, or 2.2%, for the third quarter and first nine months of 2015, compared with the year-earlier periods, primarily due to recent acquisitions. Included in depreciation and amortization expense is identifiable intangible asset amortization of $14.3 million ($11.5 million net of related taxes or $.12 per share on both a basic and diluted basis) and $39.3 million ($31.7 million net of related taxes or $.33 per share on both a basic and diluted basis) for the third quarter and first nine months of 2015, respectively, and $11.1 million ($9.1 million net of related taxes or $.09 per share on both a basic and diluted basis) and $32.9 million ($26.9 million net of related taxes or $.27 per share on both a basic and diluted basis) for the third quarter and first nine months of 2014, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for the third quarter and first nine months of 2015 increased 1.7% and 1.8%, respectively. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales were 9.5% for both the third quarter and first nine months of 2015, compared with 9.2% and 9.5% in the year-earlier periods, respectively.

Restructuring, Integration, and Other Charges

2015 Charges

The company recorded restructuring, integration, and other charges of $17.8 million ($12.6 million net of related taxes or $.13 per share on both a basic and diluted basis) and $51.1 million ($38.1 million net of related taxes or $.40 per share on both a basic and diluted basis) for the third quarter and first nine months of 2015, respectively. Included therein for the third quarter and first nine months of 2015 are restructuring and integration charges of $9.4 million and $28.6 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included therein for the third quarter and first nine months of 2015 are acquisition-related expenses and other charges of $7.8 million and $21.3 million, respectively.

The restructuring and integration charge of $9.4 million for the third quarter of 2015 includes personnel costs of $7.5 million and facilities costs of $1.9 million. The restructuring and integration charge of $28.6 million for the first nine months of 2015 includes personnel costs of $24.0 million, facilities costs of $3.7 million, and other costs of $.9 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2014 Charges

The company recorded restructuring, integration, and other charges of $3.9 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis) and $25.2 million ($18.1 million net of related taxes or $.18 per share on both a basic and diluted basis) for the third quarter and first nine months of 2014, respectively. Included therein for the third quarter and first nine months of 2014 are restructuring and integration charges of $5.0 million and $26.4 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included therein for the third quarter and first nine months of 2014 are charges (credits) of $.3 million and $(.05) million related to restructuring and integration actions taken in prior periods and acquisition-related credits of $1.3 million and $1.1 million, respectively.

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

As of September 26, 2015, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Consolidated operating income, as reported	$186	$200	$570	$586
Identifiable intangible asset amortization	14	11	39	33
Restructuring, integration, and other charges	18	4	51	25
Consolidated operating income, as adjusted*	$218	$215	$661	$644
Consolidated operating income as a percentage of sales, as reported	3.3%	3.6%	3.4%	3.6%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.8%	3.8%	4.0%	3.9%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $185.8 million, or 3.3% of sales, and $570.2 million, or 3.4% of sales, in the third quarter and first nine months of 2015, respectively, compared with operating income of $199.8 million, or 3.6% of sales, and $585.8 million, or 3.6% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted was $217.8 million, or 3.8% of sales, and $660.6 million, or 4.0% of sales, in the third quarter and first nine months of 2015, respectively, compared with operating income, as adjusted of $214.9 million, or 3.8% of sales, and $643.9 million, or 3.9% of sales in the year-earlier periods.

Gain on Sale of Investment

During the first nine months of 2015, the company recorded a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis).

During the third quarter of 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. for proceeds of $40.5 million and accordingly recorded a gain on sale of investment of $29.7 million ($18.3 million net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $35.4 million and $101.0 million for the third quarter and first nine months of 2015, compared with $27.5 million and $86.1 million in the year-earlier periods. The increase for the third quarter and first nine months of 2015 was primarily due to higher average debt outstanding that was used to refinance the company's 3.375% notes due November 1, 2015 before maturity and for general corporate purposes.

Other

During the first nine months of 2015, the company recorded a loss on investment of $1.5 million ($0.9 million net of related taxes or $.01 per share on both a basic and diluted basis).

During the first nine months of 2015, the company recorded a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015.

Income Taxes

The company recorded a provision for income taxes of $41.8 million and $130.6 million (an effective tax rate of 27.5% and 27.7%) for the third quarter and first nine months of 2015, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, gain on sale of investment, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for both the third quarter and first nine months of 2015 was 27.6%.

The company recorded a provision for income taxes of $57.4 million and $152.2 million (an effective tax rate of 28.1% and 28.5%) for the third quarter and first nine months of 2014, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2014 were impacted by the previously discussed restructuring, integration, and other charges, and gain on sale of investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2014 was 26.5% and 27.9%, respectively.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 26, 2015	September 27, 2014	September 26, 2015	September 27, 2014
Net income attributable to shareholders, as reported	$109	$147	$339	$382
Identifiable intangible asset amortization	12	9	32	27
Restructuring, integration, and other charges	13	3	38	18
Loss on prepayment of debt	—	—	2	—
Gain on sale of investment	—	(18)	(2)	(18)
Loss on investment	—	—	1	—
Net income attributable to shareholders, as adjusted*	$133	$140	$410	$409

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $109.2 million and $339.2 million in the third quarter and first nine months of 2015, respectively, compared with net income attributable to shareholders of $146.9 million and $381.9 million in the year-earlier periods. Net income attributable to shareholders, as adjusted was $133.4 million and $410.1 million for the third quarter and first nine months of 2015, compared with $140.2 million and $408.6 million in the year-earlier periods.

Liquidity and Capital Resources

At September 26, 2015 and December 31, 2014, the company had cash and cash equivalents of $336.7 million and $400.4 million, respectively, of which $277.2 million and $300.9 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2015, the net amount of cash provided by the company's operating activities was $110.9 million, the net amount of cash used for investing activities was $624.0 million, and the net amount of cash provided by financing activities was $476.6 million.  The effect of exchange rate changes on cash was a decrease of $27.2 million.

During the first nine months of 2014, the net amount of cash provided by the company's operating activities was $216.2 million, the net amount of cash used for investing activities was $176.9 million, and the net amount of cash used for financing activities was $180.9 million.  The effect of exchange rate changes on cash was an increase of $9.1 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 62.8% at September 26, 2015 and 67.4% at December 31, 2014.

The net amount of cash provided by the company's operating activities during the first nine months of 2015 was $110.9 million and was primarily due to earnings from operations, adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first nine months of 2014 was $216.2 million and was primarily due to earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 16.2% in the third quarter of 2015 compared with 15.6% in the third quarter of 2014.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2015 was $624.0 million. The uses of cash from investing activities included $512.9 million of cash consideration paid, net of cash acquired, for acquired businesses and $113.1 million for capital expenditures. The source of cash from investing activities during the first nine months of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first nine months of 2015 is $36.2 million related to the company's global enterprise resource planning ("ERP") initiative.

During the first nine months of 2015 the company completed seven acquisitions, inclusive of a 53.7% acquisition of Data Modul AG. The aggregate consideration paid for these acquisitions was $512.9 million, net of cash acquired.

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

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2015 was $476.6 million. The uses of cash from financing activities included a $4.1 million decrease in short-term and other borrowings, $254.3 million of redemption of notes, $206.6 million of repurchases of common stock, and $5.8 million of other acquisition related payments. The sources of cash from financing activities during the first nine months of 2015 were $238.7 million of net proceeds from long-term bank borrowings, $688.2 million of net proceeds from a note offering, and $20.6 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During the first nine months of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688.2 million were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first nine months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first nine months of 2015 aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

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

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at September 26, 2015), which is based on the company's credit ratings, or an effective interest rate of 1.44% at September 26, 2015. The facility fee is .20%.  At September 26, 2015, the company had $33.7 million in outstanding borrowings under the revolving credit facility. There were no outstanding borrowings under the revolving credit facility at December 31, 2014. During the first nine months of 2015 and 2014, the average daily balance outstanding under the revolving credit facility was $389.9 million and $383.2 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900.0 million under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 26, 2015), which is based on the company's credit ratings, or an effective interest rate of .69% at September 26, 2015.  The facility fee is .40%. The company had $480.0 million and $275.0 million in outstanding borrowings under the asset securitization program at September 26, 2015 and December 31, 2014, respectively.  During the first nine months of 2015 and 2014, the average daily balance outstanding under the asset securitization program was $467.3 million and $443.3 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 26, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at September 26, 2015 and December 31, 2014.

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

The company filed a shelf registration statement with the Securities and Exchange Commission in September 2015 registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions, and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.  Since December 31, 2014, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business, except as follows:

•	During the first nine months of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025.

•	During the first nine months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015.

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400 million of the company's common stock. As of September 26, 2015, the company repurchased 5,856,583 shares under these programs with a market value of $330.6 million at the dates of repurchase, of which 901,233 shares with a market value of $50.0 million were repurchased during the third quarter of 2015.

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

There were no significant changes during the first nine months of 2015 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

Foreign Currency Exchange Rate Risk

The notional amount of the foreign exchange contracts at September 26, 2015 and December 31, 2014 was $340.4 million and $401.0 million, respectively. The fair values of foreign exchange contracts, which are nominal, are estimated using market quotes.  The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. For the first nine months of 2015, the translation of the company's international financial statements into U.S. dollars resulted in a decrease in sales and operating income of $949.2 million and $29.8 million, respectively, compared with the year-earlier period. Sales and operating income would decrease by approximately $476.9 million and $20.0 million, respectively, if average foreign exchange rates declined by 10% against the U.S. dollar in the first nine months of 2015.  These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

Interest Rate Risk

At September 26, 2015, approximately 75% of the company's debt was subject to fixed rates, and 25% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense for the first nine months of 2015. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200.0 million. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $.9 million in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $.03 million and $.07 million for the third quarter and first nine months of 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.3% at September 26, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $1.2 million at September 26, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.7% at September 26, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.6 million at September 26, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 26, 2015 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

During 2014, the company's Board approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended September 26, 2015:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Programs (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
June 28 through July 31, 2015	2,026	$55.63	—	$119,402,463
August 1 through August 31, 2015	794,990	55.64	794,990	75,169,842
September 1 through September 26, 2015	107,555	54.22	106,243	469,413,591
Total	904,571		901,233

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced programs" for the quarter ended September 26, 2015 is 3,338 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	October 28, 2015	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer