Form 10-K
period 2015-12-31
ARROW ELECTRONICS INC
filed 2016-02-05
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $5,352,842,897.

There were 90,943,344 shares of Common Stock outstanding as of February 1, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 12, 2016 is incorporated by reference in Part III to the extent described therein.

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

The company maintains over 300 sales facilities and 40 distribution and value-added centers in 53 countries, serving over 85 countries. Through this network, Arrow guides innovation forward by helping its customers deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

The company has two business segments, the global components business and the global enterprise computing solutions ("ECS") business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2015, approximately 62% of the company's sales were from the global components business segment, and approximately 38% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

The company's financial objectives are to grow sales faster than the market, increase the markets served, grow profits faster than sales, and increase return on invested capital. To achieve its objectives, the company seeks to capture significant opportunities to grow across products, markets, and geographies. To supplement its organic growth strategy, the company continually evaluates strategic acquisitions to broaden its product and value-added service offerings, increase its market penetration, and expand its geographic reach.

Global Components

Global components markets and distributes electronic components and provides a comprehensive range of value-added capabilities throughout the entire life cycle of technology products and services. The company provides customers with the ability to deliver the latest technologies to the market through design engineering, global marketing and integration, global logistics and supply chain management. The company offers the convenience of accessing, from a single source, multiple technologies and products from its suppliers with rapid or scheduled deliveries. Additionally, the company offers expertise in reverse logistics, asset management, and asset recovery to maximize value at the end of a product’s life cycle. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.
As one of the largest providers of electronic components and related services in the world, global components covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions. The Americas include operations in Argentina, Brazil, Canada, Mexico, and the United States. In the EMEA region, the global components business segment operates in Austria, Belgium, Czech Republic, Denmark, Egypt, Estonia, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, the global components business segment operates in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Philippines, Singapore, Taiwan, Thailand, and Vietnam.

Within the global components business segment, approximately 66% of the company's sales consist of semiconductor products and related services; approximately 19% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 10% consist of computing and memory; and approximately 5% consist of other products and services.

Over the past three years, the global components business segment completed 16 strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase its digital capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the company's global components business segment's portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and electronics asset disposition.

Global ECS

The company's global ECS business segment is a leading value-added provider of comprehensive computing solutions and services. Global ECS’ portfolio of computing solutions includes datacenter, cloud, security, and analytics solutions. Global ECS brings broad market access, extensive supplier relationships, scale and resources to help its VARs meet the needs of their end-users. Global ECS works with VARs to tailor complex IT solutions for their end-users. Customers have access to various services including engineering and integration support, warehousing and logistics, marketing resources, and authorized hardware and software training. Global ECS’ suppliers benefit from demand creation, speed to market, and efficient supply chain management. For these suppliers, global ECS is the aggregation point to over 20,000 VARs.

Global ECS operates in 32 countries around the world, largely in the Americas, EMEA, and the Asia Pacific regions. The Americas include operations in the United States, Canada, and Brazil. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom. The Asia Pacific region includes offices in Australia, New Zealand, and Singapore.

Within the global ECS business segment, approximately 39% consist of software, 35% of the company's sales consist of storage, 9% consist of proprietary servers, 9% consist of industry standard servers, and 8% consist of other products and services.

Over the past three years, the global ECS business segment completed 4 strategic acquisitions to further expand its geographic reach and its portfolio of products. Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 100,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 2% of the company's 2015 consolidated sales.

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

No single supplier accounted for more than 7% of the company's consolidated sales in 2015. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

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

As of December 31, 2015, this type of arrangement covered approximately 57% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2015, this type of repurchase arrangement covered approximately 61% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 18,500 employees worldwide as of December 31, 2015.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 5, 2016:

Name	Age	Position
Michael J. Long	57	Chairman, President, and Chief Executive Officer
Andrew S. Bryant	60	Chief Operating Officer, Arrow Global Enterprise Computing Solutions and Global Components
Sean J. Kerins	53	President, Arrow Global Enterprise Computing Solutions
Andy King	52	President, Arrow Global Components
Vincent P. Melvin	52	Senior Vice President, Chief Information Officer
M. Catherine Morris	57	Senior Vice President, Chief Strategy Officer
Paul J. Reilly	59	Executive Vice President, Finance and Operations, and Chief Financial Officer
Gregory P. Tarpinian	54	Senior Vice President, General Counsel, and Secretary
Gretchen K. Zech	46	Senior Vice President, Global Human Resources

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

Sean J. Kerins was appointed President of Arrow Global Enterprise Computing Solutions in May 2014. Prior thereto he served as President of North America Enterprise Computing Solutions from July 2010 to May 2014.

Andy King was appointed President of Arrow Global Components in November 2015. Prior thereto he served as President of EMEA Components from November 2013 to November 2015 and Vice President of Sales in EMEA Components from November 2011 to November 2013. He also served as the VP of EMEA Marketing and Engineering from November 2010 to November 2011.

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

Gregory P. Tarpinian was appointed Senior Vice President, General Counsel, and Secretary of the company effective January 2015. Prior thereto he served as the Vice President of Legal Affairs for more than five years.

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

Item 1A. Risk Factors.

Described below and throughout this report are certain risks that the company's management believes are applicable to the company's business and the industry in which it operates. If any of the described events occur, the company's business, results of operations, financial condition, liquidity, or access to the capital markets could be materially adversely affected. When stated below that a risk may have a material adverse effect on the company's business, it means that such risk may have one or more of these effects. There may be additional risks that are not presently material or known. There are also risks within the economy, the industry, and the capital markets that could materially adversely affect the company, including those associated with an economic recession, inflation, a global economic slowdown, and those associated with customers' inability or refusal to pay for the products and services provided by the company. There are also risks associated with the occurrence of natural disasters such as tsunamis, hurricanes, tornadoes, and floods. These factors affect businesses generally, including the company's customers and suppliers and, as a result, are not discussed in detail below except to the extent such conditions could materially affect the company and its customers and suppliers in particular ways. Included below are some risks pertaining to specific government regulation, however, not all regulations applicable to the company or unanticipated regulation changes (such as changes in tax regulations in the various geographies we operate) have been described. The continuing expansion of government laws and regulations, some that may apply specifically to the company's industry and others to the market generally, as well as any actions taken by activist investors, could negatively impact the company's profitability.

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

The company operates in a highly competitive international environment. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company's competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing pressure and the need for constant attention to improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. The Company also faces competition from companies entering or expanding into the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company seeks to expand its business into new areas in order to stay competitive in the market, such as in the area of the "Internet of Things," the company may encounter increased competition from its current and/or new competitors. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

Products sold by the company may be found to be defective and, as a result, warranty and/or product liability claims may be asserted against the company, which may have a material adverse effect on the company.

The company sells its components at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. As a result, the company may face claims for damages (such as consequential damages) that are disproportionate to the revenues and profits it receives from the components involved in the claims. While the company typically has provisions in its supplier agreements that hold the supplier accountable for defective products, and the company and its suppliers generally exclude consequential damages in their standard terms and conditions, the company's ability to avoid such liabilities may be limited as a result of differing factors, such as the inability to exclude such damages due to the laws of some of the countries where it does business. The company's business could be materially adversely affected as a result of a significant quality or performance issue in the products sold by the company, if it is required to pay for the associated damages. Although the company currently has product liability insurance, such insurance is limited in coverage and amount. Further, when relying on contractual liability exclusions, the company could lose customers if their claims are not addressed to their satisfaction.

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

A number of jurisdictions in which the company's products are sold have enacted laws addressing environmental and other impacts from product disposal, use of hazardous materials in products, use of chemicals in manufacturing, recycling of products at the end of their useful life, and other related matters. These laws prohibit the use of certain substances in the manufacture of the company's products and impose a variety of requirements for modification of manufacturing processes, registration, chemical testing, labeling, and other matters. Failure to comply with these laws or any other applicable environmental regulations could result in fines or suspension of sales. Additionally, these directives and regulations may result in the company having non-compliant inventory that may be less readily salable or have to be written off.

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

The company has expanded into the electronics asset disposition business, pursuant to which it provides services related to electronic devices being disposed of by business customers. These services include, the cleansing of storage devices from customer equipment and either recycling it through resale or disposing of it in an environmentally compliant manner.  The company may also hold equipment in order to protect and preserve customer data.  If the company does not meet its contractual and regulatory obligations with respect to such data, it could be subject to financial damages, penalties, and damage to reputation.  Also, the company's or its subcontractors' failure to comply with applicable environmental laws and regulations in disposing of the equipment could result in liability.  Such environmental liability may be joint and several, meaning that the company could be held responsible for more than its share of the liability involved.   To the extent that company fails to comply with its obligations and such failure is not covered by insurance, the company's business could be adversely affected.

The company may not have adequate or cost-effective liquidity or capital resources.

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisition, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2015, the company had cash and cash equivalents of $273.1 million. In addition, the company currently has access to committed credit lines and an asset securitization program of $2.4 billion, of which the company had outstanding borrowings of $147.0 million at December 31, 2015. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

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

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 41%, 42%, and 41% of the company's consolidated sales in 2015, 2014, and 2013, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2015, 2014, and 2013, approximately 54%, 54%, and 53%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

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

An effective internal control environment is necessary for the company to produce reliable financial reports and is an important part of its effort to prevent financial fraud. The company is required to annually evaluate the effectiveness of the design and operation of its internal controls over financial reporting. Based on these evaluations, the company may conclude that enhancements, modifications, or changes to internal controls are necessary or desirable. While management evaluates the effectiveness of the company's internal controls on a regular basis, these controls may not always be effective. There are inherent limitations on the effectiveness of internal controls, including collusion, management override, and failure in human judgment. In addition, control procedures are designed to reduce rather than eliminate financial statement risk. If the company fails to maintain an effective system of internal controls, or if management or the company's independent registered public accounting firm discovers material weaknesses in the company's internal controls, it may be unable to produce reliable financial reports or prevent fraud, which could have a material adverse effect on the company's business. In addition, the company may be subject to sanctions or investigation by regulatory authorities, such as the SEC or the NYSE. Any such actions could result in an adverse reaction in the financial markets due to a loss of confidence in the reliability of the company's financial statements, which could cause the market price of its common stock to decline or limit the company's access to capital.

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

The company may not be able to adequately anticipate, prevent or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it.

Global businesses like ours are facing increasing risks of criminal, illegal and other fraudulent acts.  The evolving nature of such threats, in light of new and sophisticated methods used by criminals, including phishing, social engineering and forgery, are making it increasingly difficult for us to anticipate and adequately mitigate these risks. Although management believes internal controls are adequate to timely detect unauthorized cash disbursements so as to prevent a material misstatement of the company’s financial statements, these controls may not be adequate to safeguard the company’s cash assets from unauthorized transfers resulting from human error. In addition, designing and implementing measures to defend against, prevent and detect these types of activities are increasingly costly and invasive into the operations of the business.  As a result, we could experience a material loss in the future to the extent that controls and other measures we implement to address these threats fail to prevent or detect such acts.

Compliance with government regulations regarding the use of "conflict minerals" may result in increased costs and risks to the company.

As part of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Act"), the SEC has promulgated disclosure requirements regarding the use of certain minerals, which are mined from the Democratic Republic of Congo and adjoining countries, known as conflict minerals. The disclosure rules were effective in May 2014. The company must publicly disclose the process it took to determine whether it manufactures (as defined in the Act) any products that contain conflict minerals. Customers typically rely on the company to provide critical data regarding the parts they purchase, including conflict mineral information. The company's material sourcing is broad-based and multi-tiered, and it is not able to easily verify the origins for conflict minerals used in all of the products it sells. The company has many suppliers and each provides conflict mineral information in a different manner, if at all. Accordingly, because the supply chain is complex, the company may face reputational challenges if it is unable to sufficiently verify the origins of conflict minerals used in its products. Additionally, customers may demand that the products they purchase be free of conflict minerals. This may limit the number of suppliers that can provide products in sufficient quantities to meet customer demand or at competitive prices.

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Centennial, Colorado and occupies a 129,000 square foot facility under a long-term lease expiring in 2017. The company owns 21 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 450 additional locations under leases due to expire on various dates through 2026. The company believes its facilities are well maintained and suitable for company operations.

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

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2015 and 2014 are as follows:

Year	High	Low
2015:
Fourth Quarter	$59.98	$51.60
Third Quarter	59.27	50.79
Second Quarter	63.77	57.67
First Quarter	64.67	54.27

2014:
Fourth Quarter	$59.43	$46.42
Third Quarter	62.71	56.90
Second Quarter	60.81	54.40
First Quarter	58.52	48.82

Record Holders

On February 1, 2016, there were approximately 1,647 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2015 or 2014. While from time to time the Board of Directors (the "Board") considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2015, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,607,360	$48.11	7,553,173
Total	3,607,360	$48.11	7,553,173

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies ("Peer Group") on a line-of-business basis. The companies included in the Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Ingram Micro Inc., Jabil Circuit, Inc., and Tech Data Corporation. The graph assumes $100 invested on December 31, 2010 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2010	2011	2012	2013	2014	2015
Arrow Electronics	100	109	111	158	169	158
Peer Group	100	92	94	122	145	147
S&P 500 Stock Index	100	102	118	157	178	181

Issuer Purchases of Equity Securities

During 2014, the company's Board approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400 million of the company's common stock (collectively the "Share-Repurchase Programs").
The following table shows the share-repurchase activity for the quarter ended December 31, 2015:

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 27 through October 31, 2015	—	$—	—	$469,413,591
November 1 through 28, 2015	1,565,710	58.27	1,565,710	378,177,246
November 29 through December 31, 2015	1,055,930	55.49	1,052,281	319,782,917
Total	2,621,640		2,617,991

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2015 is 3,649 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2015 (a)	2014 (b)	2013 (c)	2012 (d)	2011 (e)
Sales	$23,282,020	$22,768,674	$21,357,285	$20,405,128	$21,390,264
Operating income	$824,482	$762,257	$693,500	$804,123	$908,843
Net income attributable to shareholders	$497,726	$498,045	$399,420	$506,332	$598,810
Net income per share:
Basic	$5.26	$5.05	$3.89	$4.64	$5.25
Diluted	$5.20	$4.98	$3.85	$4.56	$5.17

At December 31:
Accounts receivable and inventories	$8,627,908	$8,379,107	$7,937,046	$6,976,618	$6,446,027
Total assets	13,021,930	12,435,301	12,051,562	10,779,737	9,821,563
Long-term debt	2,380,575	2,067,898	2,216,811	1,581,528	1,920,307
Shareholders' equity	4,142,443	4,153,970	4,180,232	3,983,222	3,668,812

(a)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $51.0 million ($41.3 million net of related taxes or $.44 and $.43 per share on a basic and diluted basis, respectively), and restructuring, integration, and other charges of $68.8 million ($51.3 million net of related taxes or $.54 per share on both a basic and diluted basis). Net income attributable to shareholders includes a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis), and a loss on investment of $3.0 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis).

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions distribution industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2015, approximately 62% of the company's sales were from the global components business segment and approximately 38% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for 2015 increased by 2.3%, compared with the year-earlier period, due to a 0.6% increase in the global components business segment sales and a 5.0% increase in the global ECS business segment sales. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 5.4% for 2015 compared with the year-earlier period, due to a stronger U.S. dollar. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 2.9% compared with the year-earlier period.

Net income attributable to shareholders for 2015 of $497.7 million was relatively flat compared with net income attributable to shareholders of $498.0 million in the year-earlier period.  The following items impacted the comparability of the company's results for the years ended December 31, 2015 and 2014:

•	restructuring, integration, and other charges of $68.8 million ($51.3 million net of related taxes) in 2015 and $39.8 million ($29.3 million net of related taxes) in 2014;

•	identifiable intangible asset amortization of $51.0 million ($41.3 million net of related taxes) in 2015 and $44.1 million ($36.0 million net of related taxes) in 2014;

•	a gain on sale of investment of $2.0 million ($1.7 million net of related taxes) in 2015 and $29.7 million ($18.3 million net of related taxes) in 2014;

•	a loss on investment of $3.0 million ($1.8 million net of related taxes) in 2015;

•	a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes) in 2015; and

•	a non-cash impairment charge associated with discontinuing the use of a trade name of $78.0 million ($47.9 million net of related taxes) in 2014.

Excluding the aforementioned items, net income attributable to shareholders for 2015 of $592.3 million was relatively flat compared with $593.0 million in the year-earlier period.

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

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and impairment charge; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, impairment charge, gain on sale of investment, loss on investment, loss on prepayment of debt, and settlement of certain international tax matters.

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

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2015	2014	% Change
Consolidated sales, as reported	$23,282	$22,769	2.3%
Impact of changes in foreign currencies	—	(1,315)
Impact of acquisitions	403	1,573
Consolidated sales, as adjusted	$23,685	$23,027	2.9%

Global components sales, as reported	$14,406	$14,313	0.6%
Impact of changes in foreign currencies	—	(737)
Impact of acquisitions	320	968
Global components sales, as adjusted	$14,726	$14,544	1.3%

Global ECS sales, as reported	$8,876	$8,456	5.0%
Impact of changes in foreign currencies	—	(578)
Impact of acquisitions	83	605
Global ECS sales, as adjusted	$8,959	$8,483	5.6%

Consolidated sales for 2015 increased by $513.3 million, or 2.3%, compared with the year-earlier period. The increase in 2015 was driven by an increase in global components business segment sales of $92.8 million, or 0.6%, and an increase in global ECS business segment sales of $420.6 million, or 5.0%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by 2.9% in 2015, compared with the year-earlier period. The translation of the company's international financial statements into U.S. dollars resulted in a decrease in consolidated sales of 5.4% for 2015 compared with the year-earlier period.

In the global components business segment, sales for 2015 increased 0.6%, compared with the year-earlier period primarily driven by increased demand in the EMEA regions and the impact of recently acquired businesses, offset in part, by the impact of changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 1.3% in 2015, compared with the year-earlier period.

In the global ECS business segment, sales for 2015 increased 5.0% primarily driven by increased demand in the EMEA regions and the impact of recently acquired businesses, offset in part, by the impact of changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 5.6% in 2015, compared with the year-earlier period.

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

In the global components business segment, sales for 2014 increased 6.1% compared with the year-earlier period primarily due to an increase in demand for products worldwide and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 4.2% in 2014, compared with the year-earlier period.

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

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2015	2014	Change
Consolidated gross profit, as reported	$3,035	$2,996	1.3%
Impact of changes in foreign currencies	—	(203)
Impact of acquisitions	52	231
Consolidated gross profit, as adjusted	$3,087	$3,024	2.1%
Consolidated gross profit as a percentage of sales, as reported	13.0%	13.2%	(20)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.0%	13.1%	(10)	bps

The company recorded gross profit of $3.04 billion and $3.00 billion for 2015 and 2014, respectively.  The increase in gross profit was primarily due to the aforementioned 2.3% increase in sales during 2015. Gross profit margins for 2015 decreased by approximately 20 basis points, compared with the year-earlier period primarily due to competitive pricing pressure in the ECS business. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margin decreased approximately 10 basis points in 2015, compared with the year-earlier period.

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

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2015	2014	% Change
Selling, general, and administrative expenses, as reported	$1,986	$1,960	1.4%
Depreciation and amortization, as reported	156	156	flat
Operating expenses, as reported	2,142	2,116	1.2%
Impact of changes in foreign currencies	—	(155)
Impact of acquisitions	40	162
Operating expenses, as adjusted*	$2,182	$2,122	2.8%
Operating expenses as a percentage of sales, as reported	9.2%	9.3%	(10)	bps
Operating expenses as a percentage of sales, as adjusted	9.2%	9.2%	—	bps

* The sum of the components for operating expenses, as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $26.5 million, or 1.4%, in 2015, on a sales increase of 2.3%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.5% and 8.6% for 2015 and 2014, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for 2015 increased 2.8%, on a sales increase, as adjusted, of 2.9%, due to the company's ability to efficiently manage operating costs.

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2014	2013	% Change
Selling, general, and administrative expenses, as reported	$1,960	$1,874	4.6%
Depreciation and amortization, as reported	156	131	19.0%
Operating expenses, as reported	2,116	2,005	5.5%
Impact of changes in foreign currencies	—	(5)
Impact of acquisitions	24	157
Operating expenses, as adjusted	$2,140	$2,157	(0.8)%
Operating expenses as a percentage of sales, as reported	9.3%	9.4%	(10)	bps
Operating expenses as a percentage of sales, as adjusted	9.3%	9.6%	(30)	bps

Selling, general, and administrative expenses increased $86.1 million, or 4.6%, in 2014, on a sales increase of 6.6%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.6% and 8.8%, for 2014 and 2013, respectively.

Depreciation and amortization expense for 2014 increased by $24.9 million, or 19.0%, compared with the year-earlier period, primarily due to acquisitions and further implementation of the company's ERP initiative. Included in depreciation and amortization expense for 2014 and 2013 was $44.1 million ($36.0 million net of related taxes or $.36 per share on both a basic and diluted basis) and $36.8 million ($29.3 million net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively), respectively, related to identifiable intangible asset amortization.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses (which include both selling, general, and administrative expenses and depreciation and amortization expense) for 2014 decreased 0.8%, on a sales increase, as adjusted, of 2.5%, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2015 Charges

In 2015, the company recorded restructuring, integration, and other charges of $68.8 million ($51.3 million net of related taxes or $.54 per share on both a basic and diluted basis). Included in the restructuring, integration, and other charges for 2015 is a restructuring and integration charge of $39.1 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2015 is a charge of $4.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses and other charges of $25.6 million.

The restructuring and integration charge of $39.1 million in 2015 includes personnel costs of $33.9 million, facilities costs of $4.2 million, and other costs of $1.0 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

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

2013 Charges

In 2013, the company recorded restructuring, integration, and other charges of $92.7 million ($65.6 million net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively). Included in the restructuring, integration, and other charges for 2013 is a restructuring and integration charge of $79.9 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2013 is a charge of $0.8 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $11.9 million.

The restructuring and integration charge of $79.9 million in 2013 includes personnel costs of $66.2 million, facilities costs of $12.6 million, and asset write-downs of $1.1 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of December 31, 2015, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

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

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2015	2014
Consolidated operating income, as reported	$824	$762
Identifiable intangible asset amortization	51	44
Restructuring, integration, and other charges	69	40
Impairment charge	—	78
Consolidated operating income, as adjusted*	$944	$924
Consolidated operating income as a percentage of sales, as reported	3.5%	3.3%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	4.1%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $824.5 million, or 3.5% of sales, in 2015 compared with operating income of $762.3 million, or 3.3% of sales, in 2014.  Included in operating income for 2015 and 2014 were the previously discussed identifiable intangible asset amortization of $51.0 million and $44.1 million, respectively, restructuring, integration, and other charges of $68.8 million and $39.8 million, respectively, and impairment charge of $78.0 million in 2014. Excluding these items operating income, as adjusted was $944.3 million, or 4.1% of sales, in 2015 compared with operating income, as adjusted of $924.2 million, or 4.1% of sales, in 2014.

Following is an analysis of operating income for the years ended December 31 (in millions):

	2014	2013
Consolidated operating income, as reported	$762	$694
Identifiable intangible asset amortization	44	37
Restructuring, integration, and other charges	40	93
Impairment charge	78	—
Consolidated operating income, as adjusted*	$924	$823
Consolidated operating income as a percentage of sales, as reported	3.3%	3.2%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	3.9%

* The sum of the components for consolidated operating income, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded operating income of $762.3 million, or 3.3% of sales, in 2014 compared with operating income of $693.5 million, or 3.2% of sales, in 2013. Included in operating income for 2014 and 2013 were the previously discussed identifiable intangible asset amortization of $44.1 million and $36.8 million, respectively, and restructuring, integration, and other charges of $39.8 million and $92.7 million, respectively, and impairment charge of $78.0 million. Excluding these items operating income, as adjusted was $924.2 million, or 4.1% of sales, in 2014 compared with operating income, as adjusted of $822.9 million, or 3.9% of sales, in 2013.

Gain on Sale of Investment

During 2015, the company recorded a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis).

During 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. for proceeds of $40.5 million and accordingly recorded a gain on sale of investment of $29.7 million ($18.3 million net of related taxes or $.19 and $.18 per share on a basic and diluted basis).

Loss on Prepayment of Debt

During 2015, the company recorded a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015.

During 2013, the company recorded a loss on prepayment of debt of $4.3 million ($2.6 million net of related taxes or $.03 per share on both a basic and diluted basis), related to the redemption of $332.1 million principal amount of its 6.875% senior notes due July 2013.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased by 16.7% in 2015 to $135.4 million, compared with $116.0 million in 2014, primarily due to higher average debt outstanding that was used to refinance the company's 3.375% notes due November 1, 2015 before maturity and for general corporate purposes.

Net interest and other financing expense increased by 1.4% in 2014 to $116.0 million, relatively consistent compared with $114.4 million in 2013.

Income Taxes

The company recorded a provision for income taxes of $191.7 million (an effective tax rate of 27.7%) for 2015. The company's provision for income taxes and effective tax rate for 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, gain on sale of investment, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for 2015 was 27.6%.

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

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2015	2014
Net income attributable to shareholders, as reported	$498	$498
Identifiable intangible asset amortization	41	36
Restructuring, integration, and other charges	51	29
Impairment charge	—	48
Gain on sale of investment	(2)	(18)
Loss on prepayment of debt	2	—
Loss on investment	2	—
Net income attributable to shareholders, as adjusted*	$592	$593

* The sum of the components for net income attributable to shareholders, as adjusted may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $497.7 million for 2015, compared with net income attributable to shareholders of $498.0 million in the year-earlier period.  Net income attributable to shareholders, as adjusted was $592.3 million for 2015, compared with $593.0 million in the year-earlier period.

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2014	2013
Net income attributable to shareholders, as reported	$498	$399
Identifiable intangible asset amortization	36	29
Restructuring, integration, and other charges	29	66
Impairment charge	48	—
Gain on sale of investment	(18)	—
Loss on prepayment of debt	—	3
Settlement of international tax matters:
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

Liquidity and Capital Resources

At December 31, 2015 and 2014, the company had cash and cash equivalents of $273.1 million and $400.4 million, respectively, of which $232.6 million and $300.9 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2015, the net amount of cash provided by the company's operating activities was $655.1 million, the net amount of cash used for investing activities was $664.0 million, and the net amount of cash used for financing activities was $84.2 million. The effect of exchange rate changes on cash was a decrease of $34.1 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 66.3% at December 31, 2015 and were approximately 67.4% at December 31, 2014.

The net amount of cash provided by the company's operating activities during 2015 was $655.1 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

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

Working capital, as a percentage of sales, was 14.8%, 14.7%, and 16.1% in 2015, 2014, and 2013, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2015 was $664.0 million, primarily reflecting $514.7 million of cash consideration paid, net of cash acquired, for acquired businesses, $154.8 million for capital expenditures, $3.5 million of proceeds from sale of facilities, and $2.0 million of proceeds from sale of investment. Included in capital expenditures for 2015 is $48.8 million related to the company's global ERP initiative.

During 2015, the company completed ten acquisitions, inclusive of a 53.7% acquisition of Data Modul AG. The aggregate consideration paid for these ten acquisitions was $514.7 million, net of cash acquired, contingent consideration and other amounts withheld.

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

Cash Flows from Financing Activities

The net amount of cash used for financing activities during 2015 was $84.2 million. The uses of cash from financing activities included $356.4 million of repurchases of common stock, $46.6 million decrease in short-term and other borrowings, $254.3 million of redemption of notes, $128.0 million of net repayments of long-term bank borrowings, and $7.8 million of other acquisition related payments. The sources of cash from financing activities during 2015 were $688.2 million of net proceeds from a note offering and $20.8 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688.2 million were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the year-ended December 31, 2015 aggregated $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

The net amount of cash used for financing activities during 2014 was $434.9 million. The uses of cash from financing activities included $145.0 million of net repayments of long-term bank borrowings, $304.8 million of repurchases of common stock, a $12.5 million decrease in short-term and other borrowings, and other contingent consideration payments of $1.5 million. The source of cash from financing activities during 2014 was $28.9 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash used for financing activities during 2013 was $26.6 million. The uses of cash from financing activities included $338.2 million of redemption of senior notes, $362.8 million of repurchases of common stock, and a $31.3 million decrease in short-term and other borrowings. The sources of cash from financing activities during 2013 were $591.2 million of net proceeds from a note offering, $71.4 million of net proceeds of long-term bank borrowings, and $43.2 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

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

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at December 31, 2015), which is based on the company's credit ratings, for an effective interest rate of 1.58% at December 31, 2015. The facility fee is .20%. The company had $72.0 million in outstanding borrowings under the revolving credit facility at December 31, 2015. There were no outstanding borrowings under the revolving credit facility at December 31, 2014. During the years ended December 31, 2015 and 2014, the average daily balance outstanding under the revolving credit facility was $381.0 million and $378.7 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900 million under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2015), which is based on the company's credit ratings, for an effective interest rate of .86% at December 31, 2015.  The facility fee is .40%. The company had $75.0 million and $275.0 million in outstanding borrowings under the asset securitization program at December 31, 2015 and 2014, respectively. During the years ended December 31, 2015 and 2014, the average daily balance outstanding under the asset securitization program was $498.7 million and $488.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2015 and 2014.

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

The company filed a shelf registration statement with the SEC in October 2015 registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2015 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$41,701	$646,119	$299,708	$1,432,279	$2,419,807
Interest on long-term debt	111,084	196,987	153,876	196,198	658,145
Capital leases	2,323	1,999	410	—	4,732
Operating leases	63,781	85,382	48,001	38,627	235,791
Purchase obligations (a)	2,253,508	970,618	4,682	800	3,229,608
Other (b)	21,318	1,360	5,800	14,100	42,578
	$2,493,715	$1,902,465	$512,477	$1,682,004	$6,590,661

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2015. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

(b)
Includes estimates of contributions required to meet the requirements of the Wyle defined benefit plan. Amounts are subject to change based upon the performance of plan assets, as well as the discount rate used to determine the obligation. The company does not anticipate having to make required contributions to the plans beyond 2025. Also included are amounts relating to personnel, facilities, and certain other costs resulting from restructuring and integration activities.

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third party agreements of the joint ventures as of December 31, 2015.

At December 31, 2015, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $45.8 million, of which approximately $.5 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400 million ($200 million in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400 million of the company's common stock. As of December 31, 2015, the company repurchased 8,474,574 shares under these programs with a market value of $480.2 million at the dates of repurchase, of which 2,617,991 shares with a market value of $149.6 million were repurchased during the fourth quarter of 2015.

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

The company believes the following critical accounting policies involve the more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales). Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2015, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2015, 2014, and 2013, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2015, the company has $2.37 billion of goodwill, of which approximately $1.10 billion, $70.0 million and $60.7 million was allocated to the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, respectively and $760.9 million and $377.1 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 20%, 187%, 26%, 338%, and 177%, respectively.

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

Impact of Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statement of equity retained earnings as of the beginning of the year of adoption. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on the company's financial position or results of operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) ("ASU No. 2015-16"). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. Effective June 28, 2015, the company adopted the provisions of ASU No. 2015-16. The adoption of the provisions of ASU No. 2015-16 did not materially impact the company's consolidated financial position or results of operations.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on the company's financial position or results of operations.
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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2015 and 2014 was $382.0 million and $401.0 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in decreased sales and operating income of $1.2 billion and $41.8 million, respectively, for 2015, compared with the year-earlier period, based on 2014 sales and operating income at the average rate for 2015. Sales and operating income would decrease by approximately $680.3 million and $30.2 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2015. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2015, approximately 88% of the company's debt was subject to fixed rates, and 12% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2015. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200.0 million. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $.9 million in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)" and is being reclassified into income over the seven-year term of the notes due in 2022. For the year ended December 31, 2015, the company reclassified into income $.1 million relating to the 2015 swaps.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.43% at December 31, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $.6 million at December 31, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50.0 million. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.96% at December 31, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of less than $.1 million at December 31, 2015.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175.0 million. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap is classified as a cash flow hedge. During 2013, the company paid $7.7 million to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(.7) million, $(.7) million, and $(0.2) million in 2015, 2014 and 2013, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250.0 million. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes due in November 2015 to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $11.9 million, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and were being amortized as a reduction to interest expense over the remaining term of the underlying debt. In March 2015, the unamortized premium was included in the loss on prepayment of debt recorded as a result of the redemption of the 3.375% notes due November 2015.

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

Item 8.    Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. and subsidiaries (the “company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. and subsidiaries at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 5, 2016 expressed an adverse opinion thereon.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2016

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2015	2014	2013
Sales	$23,282,020	$22,768,674	$21,357,285
Costs and expenses:
Cost of sales	20,246,770	19,772,779	18,566,356
Selling, general, and administrative expenses	1,986,249	1,959,749	1,873,638
Depreciation and amortization	155,754	156,048	131,141
Restructuring, integration, and other charges	68,765	39,841	92,650
Trade name impairment charge	—	78,000	—
	22,457,538	22,006,417	20,663,785
Operating income	824,482	762,257	693,500
Equity in earnings of affiliated companies	7,037	7,318	7,429
Gain on sale of investment	2,008	29,743	—
Loss on prepayment of debt	2,943	—	4,277
Interest and other financing expense, net	135,401	115,985	114,433
Other expense	3,000	—	—
Income before income taxes	692,183	683,333	582,219
Provision for income taxes	191,697	184,943	182,343
Consolidated net income	500,486	498,390	399,876
Noncontrolling interests	2,760	345	456
Net income attributable to shareholders	$497,726	$498,045	$399,420
Net income per share:
Basic	$5.26	$5.05	$3.89
Diluted	$5.20	$4.98	$3.85
Weighted-average shares outstanding:
Basic	94,608	98,675	102,559
Diluted	95,686	99,947	103,699

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Consolidated net income	$500,486	$498,390	$399,876
Other comprehensive income:
Foreign currency translation adjustment	(223,268)	(265,030)	65,793
Unrealized gain (loss) on investment securities, net	814	(12,925)	1,027
Unrealized gain on interest rate swaps designated as cash flow hedges, net	871	403	2,075
Employee benefit plan items, net	2,947	(12,617)	11,520
Other comprehensive income (loss)	(218,636)	(290,169)	80,415
Comprehensive income	281,850	208,221	480,291
Less: Comprehensive income attributable to noncontrolling interests	4,213	345	456
Comprehensive income attributable to shareholders	$277,637	$207,876	$479,835

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$273,090	$400,355
Accounts receivable, net	6,161,418	6,043,850
Inventories	2,466,490	2,335,257
Other current assets	285,473	253,145
Total current assets	9,186,471	9,032,607
Property, plant, and equipment, at cost:
Land	23,547	23,770
Buildings and improvements	162,011	144,530
Machinery and equipment	1,250,115	1,146,045
	1,435,673	1,314,345
Less: Accumulated depreciation and amortization	(735,495)	(678,046)
Property, plant, and equipment, net	700,178	636,299
Investments in affiliated companies	73,376	69,124
Intangible assets, net	389,326	335,711
Cost in excess of net assets of companies acquired	2,368,832	2,069,209
Other assets	303,747	292,351
Total assets	$13,021,930	$12,435,301
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,192,665	$5,027,103
Accrued expenses	819,463	797,464
Short-term borrowings, including current portion of long-term debt	44,024	13,454
Total current liabilities	6,056,152	5,838,021
Long-term debt	2,380,575	2,067,898
Other liabilities	390,392	370,471
Commitments and Contingencies (Note 14 and 15)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2015 and 2014
Issued - 125,424 shares in both 2015 and 2014	125,424	125,424
Capital in excess of par value	1,107,314	1,086,082
Treasury stock (34,501 and 29,529 shares in 2015 and 2014, respectively), at cost	(1,480,069)	(1,169,673)
Retained earnings	4,674,480	4,176,754
Accumulated other comprehensive loss	(284,706)	(64,617)
Total shareholders' equity	4,142,443	4,153,970
Noncontrolling interests	52,368	4,941
Total equity	4,194,811	4,158,911
Total liabilities and equity	$13,021,930	$12,435,301

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2015	2014	2013
Cash flows from operating activities:
Consolidated net income	$500,486	$498,390	$399,876
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	155,754	156,048	131,141
Amortization of stock-based compensation	47,274	41,930	36,923
Equity in earnings of affiliated companies	(7,037)	(7,318)	(7,429)
Deferred income taxes	5,833	(25,744)	273
Restructuring, integration, and other charges	51,305	29,324	65,601
Trade name impairment charge	—	78,000	—
Gain on sale of investment	(2,008)	(18,269)	—
Excess tax benefits from stock-based compensation arrangements	(5,911)	(7,129)	(7,172)
Other	10,894	2,686	3,534
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(68,990)	(521,613)	(572,886)
Inventories	(42,790)	(210,789)	(21,277)
Accounts payable	33,398	628,697	446,814
Accrued expenses	4,834	12,396	(123,969)
Other assets and liabilities	(27,963)	16,692	99,262
Net cash provided by operating activities	655,079	673,301	450,691
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(514,731)	(162,881)	(367,940)
Acquisition of property, plant, and equipment	(154,800)	(122,505)	(116,162)
Proceeds from sale of facilities	3,496	—	—
Proceeds from sale of investment	2,008	40,542	—
Purchase of cost method investments	—	—	(3,000)
Net cash used for investing activities	(664,027)	(244,844)	(487,102)
Cash flows from financing activities:
Change in short-term and other borrowings	(46,645)	(12,541)	(31,340)
Proceeds from (repayment of) long-term bank borrowings, net	(128,000)	(145,000)	71,400
Net proceeds from note offering	688,162	—	591,156
Redemption of notes	(254,313)	—	(338,184)
Proceeds from exercise of stock options	14,900	21,788	36,014
Excess tax benefits from stock-based compensation arrangements	5,911	7,129	7,172
Repurchases of common stock	(356,434)	(304,763)	(362,793)
Other	(7,768)	(1,499)	—
Net cash used for financing activities	(84,187)	(434,886)	(26,575)
Effect of exchange rate changes on cash	(34,130)	16,182	43,904
Net increase (decrease) in cash and cash equivalents	(127,265)	9,753	(19,082)
Cash and cash equivalents at beginning of year	400,355	390,602	409,684
Cash and cash equivalents at end of year	$273,090	$400,355	$390,602

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2012	$125,424	$1,086,239	$(652,867)	$3,279,289	$145,137	$4,140	$3,987,362
Consolidated net income	—	—	—	399,420	—	456	399,876
Other comprehensive income	—	—	—	—	80,415	—	80,415
Amortization of stock-based compensation	—	36,923	—	—	—	—	36,923
Shares issued for stock-based compensation awards	—	(59,118)	95,132	—	—	—	36,014
Tax benefits related to stock-based compensation awards	—	7,031	—	—	—	—	7,031
Repurchases of common stock	—	—	(362,793)	—	—	—	(362,793)
Balance at December 31, 2013	125,424	1,071,075	(920,528)	3,678,709	225,552	4,596	4,184,828
Consolidated net income	—	—	—	498,045	—	345	498,390
Other comprehensive loss	—	—	—	—	(290,169)	—	(290,169)
Amortization of stock-based compensation	—	41,930	—	—	—	—	41,930
Shares issued for stock-based compensation awards	—	(33,830)	55,618	—	—	—	21,788
Tax benefits related to stock-based compensation awards	—	6,907	—	—	—	—	6,907
Repurchases of common stock	—	—	(304,763)	—	—	—	(304,763)
Balance at December 31, 2014	125,424	1,086,082	(1,169,673)	4,176,754	(64,617)	4,941	4,158,911
Consolidated net income	—	—	—	497,726	—	2,760	500,486
Other comprehensive income (loss)	—	—	—	—	(220,089)	1,453	(218,636)
Amortization of stock-based compensation	—	47,274	—	—	—	—	47,274
Shares issued for stock-based compensation awards	—	(31,138)	46,038	—	—	—	14,900
Tax benefits related to stock-based compensation awards	—	5,795	—	—	—	—	5,795
Repurchases of common stock	—	—	(356,434)	—	—	—	(356,434)
Acquisition of non-controlling interest	—	—	—	—	—	47,451	47,451
Purchase of subsidiary shares from noncontrolling interest	—	(699)	—	—	—	(4,019)	(4,718)
Distributions	—	—	—	—	—	(218)	(218)
Balance at December 31, 2015	$125,424	$1,107,314	$(1,480,069)	$4,674,480	$(284,706)	$52,368	$4,194,811

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

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to ten years. At December 31, 2015 and 2014, the company had unamortized software development costs of $433,146 and $411,056, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets.

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2015, 2014, and 2013, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the company's international operations are reported as a component of "Accumulated other comprehensive income (loss)" in the company's consolidated balance sheets.

For foreign currency remeasurement from each local currency into the appropriate functional currency, monetary assets and liabilities are remeasured to functional currencies using current exchange rates in effect at the balance sheet date. Gains or losses from these remeasurements were not significant and have been included in the company’s consolidated statements of operations. Non-monetary assets and liabilities are recorded at historical exchange rates.

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

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustment, employee benefit plan items, and unrealized gains or losses on investment securities and interest rate swaps designated as cash flow hedges. Unrealized gains or losses on investment securities and interest rate swaps are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Foreign currency translation adjustments included in comprehensive income were not tax

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

effected as investments in international affiliates are deemed to be permanent. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition is generally recognized over the vesting period of the award utilizing the graded vesting method, while all other awards are recognized on a straight-line basis. The company recorded, as a component of selling, general, and administrative expenses, amortization of stock-based compensation of $47,274, $41,930, and $36,923 in 2015, 2014, and 2013, respectively.

Segment Reporting

Operating segments are defined as components of an enterprise for which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The company's operations are classified into two reportable business segments: global components and global ECS.

Revenue Recognition

The company recognizes revenue when there is persuasive evidence of an arrangement, delivery has occurred or services are rendered, the sales price is fixed or determinable, and collectibility is reasonably assured. Revenue typically is recognized at time of shipment. Sales are recorded net of discounts, rebates, and returns, which historically have not been material.

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

The company has certain business with select customers and suppliers that is accounted for on an agency basis (that is, the company recognizes the fees associated with serving as an agent in sales with no associated cost of sales). Generally, these transactions relate to the sale of supplier service contracts to customers where the company has no future obligation to perform under these contracts or the rendering of logistics services for the delivery of inventory for which the company does not assume the risks and rewards of ownership.

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $77,399, $85,591, and $92,620 in 2015, 2014, and 2013, respectively.

Impact of Recently Issued Accounting Standards

In January 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income.  ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted.   Adopting ASU No. 2016-01 may result in a cumulative effect adjustment to the consolidated statement of equity retained earnings as of the beginning of the year of adoption. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for interim and annual periods beginning after

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

December 15, 2016, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on the company's financial position or results of operations.

In September 2015, the FASB issued Accounting Standards Update No. 2015-16, Business Combinations - Simplifying the Accounting for Measurement-Period Adjustments (Topic 805) ("ASU No. 2015-16"). ASU No. 2015-16 requires that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined. ASU No. 2015-16 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted, and is to be applied on a prospective basis. Effective June 28, 2015, the company adopted the provisions of ASU No. 2015-16. The adoption of the provisions of ASU No. 2015-16 did not materially impact the company's consolidated financial position or results of operations.
In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. ASU No. 2015-11 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2015-11 is not expected to have a material impact on the company's financial position or results of operations.
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

Since the date of the acquisition, immixGroup sales for 2015 of $384,926 were included in the company's consolidated results of operations.

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$145,130
Other current assets	26,647
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	53,700
Cost in excess of net assets acquired	174,074
Accounts payable	(136,921)
Accrued expenses	(11,736)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$252,249

In connection with the immixGroup acquisition, the company allocated $53,700 to customer relationships with a weighted-average life of 13 years.

The cost in excess of net assets acquired related to the immixGroup acquisition was recorded in the company's global ECS business segment. The intangible assets related to the immixGroup acquisition are expected to be deductible for income tax purposes.

During 2015, the company completed 9 additional acquisitions for an aggregate purchase price of approximately $263,341, net of cash acquired, inclusive of a 53.7% acquisition of Data Modul AG, and an additional 3.6% was acquired subsequent to the date of acquisition. The company also assumed $84,487 in debt in connection with these acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table summarizes the company's consolidated results of operations for 2015 and 2014, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1:

	For the Years Ended December 31,
	2015		2014
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$23,282,020	$23,684,746	$22,768,674	$24,189,797
Net income attributable to shareholders	497,726	500,554	498,045	518,859
Net income per share:
Basic	$5.26	$5.29	$5.05	$5.26
Diluted	$5.20	$5.23	$4.98	$5.19

The unaudited pro forma consolidated results of operations do not purport to be indicative of the results obtained had these acquisitions occurred as of the beginning of 2015 and 2014, or of those results that may be obtained in the future. Additionally, the above table does not reflect any anticipated cost savings or cross-selling opportunities expected to result from these acquisitions.
2014 Acquisitions

During 2014, the company completed five acquisitions. The aggregate consideration paid for these acquisitions was $162,881, net of cash acquired, and included $5,853 of contingent consideration and $210 of other amounts withheld. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations. The pro forma impact of the 2014 acquisitions on the consolidated results of operations of the company for the years ended December 31, 2014 and 2013, as though the 2014 acquisitions occurred on January 1, 2013 was also not material.

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

The following table summarizes the company's consolidated results of operations for 2013, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2013 acquisitions occurred on January 1:

	For the Year Ended December 31,
	2013
	As Reported	Pro Forma
Sales	$21,357,285	$22,191,263
Net income attributable to shareholders	399,420	408,290
Net income per share:
Basic	$3.89	$3.98
Diluted	$3.85	$3.94

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

As of the first day of the fourth quarters of 2015, 2014, and 2013, the company's annual impairment testing did not result in any indicators of impairment of cost in excess of net assets of companies acquired.

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2013 (a)	$1,000,860	$1,038,433	$2,039,293
Acquisitions	63,077	47,974	111,051
Foreign currency translation adjustment	(12,154)	(68,981)	(81,135)
Balance as of December 31, 2014 (a)	1,051,783	1,017,426	2,069,209
Acquisitions	187,977	174,074	362,051
Foreign currency translation adjustment	(8,928)	(53,500)	(62,428)
Balance as of December 31, 2015 (a)	$1,230,832	$1,138,000	$2,368,832

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of December 31, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	498,319	(215,263)	283,056
Developed technology	5 years	13,154	(7,894)	5,260
Other intangible assets	(b)	917	(907)	10
		$613,390	$(224,064)	$389,326

Intangible assets, net, are comprised of the following as of December 31, 2014:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	402,036	(171,071)	230,965
Developed technology	5 years	8,806	(5,444)	3,362
Other intangible assets	(b)	1,719	(1,335)	384
		$513,561	$(177,850)	$335,711

(b)	Consists of non-competition agreements with useful lives ranging from two to three years.

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

Amortization expense related to identifiable intangible assets was $51,036 ($41,256 net of related taxes or $.44 and $.43 per share on a basic and diluted basis, respectively), $44,063 ($35,965 net of related taxes or $.36 per share on both a basic and diluted basis), and $36,769 ($29,339 net of related taxes or $.29 and $.28 per share on a basic and diluted basis, respectively) for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense for each of the years 2016 through 2020 is estimated to be approximately $51,758, $48,728, $43,198, $36,853, and $30,256, respectively.

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

The following table presents the company's investment in the following joint ventures at December 31:

	2015	2014
Marubun/Arrow	$62,530	$58,617
Altech Industries	8,261	10,507
Other	2,585	—
	$73,376	$69,124

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2015	2014	2013
Marubun/Arrow	$6,212	$6,510	$6,386
Altech Industries	592	808	1,043
Other	233	—	—
	$7,037	$7,318	$7,429

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2015.

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2015	2014
Accounts receivable	$6,211,077	$6,103,038
Allowances for doubtful accounts	(49,659)	(59,188)
Accounts receivable, net	$6,161,418	$6,043,850

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

6. Debt

At December 31, 2015 and 2014, short-term borrowings of $44,024 and $13,454, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rates on these borrowings at December 31, 2015 and 2014 were 3.3% and 3.8%, respectively.

Long-term debt consists of the following at December 31:

	2015	2014
Revolving credit facility	$72,000	$—
Asset securitization program	75,000	275,000
3.375% notes, due 2015	—	251,955
6.875% senior debentures, due 2018	198,886	198,424
3.00% notes, due 2018	298,197	297,408
6.00% notes, due 2020	298,932	298,680
5.125% notes, due 2021	248,566	248,287
3.50% notes, due 2022	345,061	—
4.50% notes, due 2023	296,194	295,765
4.00% notes, due 2025	344,092	—
7.50% senior debentures, due 2027	198,366	198,219
Interest rate swaps designated as fair value hedges	710	378
Other obligations with various interest rates and due dates	4,571	3,782
	$2,380,575	$2,067,898

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2015	2014
3.375% notes, due 2015	$—	$255,000
6.875% senior debentures, due 2018	218,000	232,000
3.00% notes, due 2018	303,000	309,000
6.00% notes, due 2020	330,000	339,000
5.125% notes, due 2021	267,500	277,500
3.50% notes, due 2022	343,000	—
4.50% notes, due 2023	309,000	321,000
4.00% notes, due 2025	336,000	—
7.50% senior debentures, due 2027	238,000	254,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company has a $1,500,000 revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at December 31, 2015), which is based on the company's credit ratings, for an effective interest rate of 1.58% at December 31, 2015. The facility fee, which is based on the company's credit ratings, was .20% at December 31, 2015. The company had $72,000 in outstanding borrowings under the revolving credit facility at December 31, 2015. There were no outstanding borrowings under the revolving credit facility at December 31, 2014.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2015), which is based on the company's credit ratings, for an effective interest rate of .86% at December 31, 2015.  The facility fee is .40%.

At December 31, 2015 and 2014, the company had $75,000 and $275,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $1,871,831 and $2,060,589, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2015 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

Annual payments of borrowings during each of the years 2016 through 2020 are $44,024, $78,284, $569,834, $530, and $299,588, respectively, and $1,432,279 for all years thereafter.

During 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for 2015 was $2,943 ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100,000. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2015 and 2014.

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

Interest and other financing expense, net, includes interest and dividend income of $6,301, $5,552, and $5,632 in 2015, 2014, and 2013, respectively. Interest paid, net of interest and dividend income, amounted to $133,390, $120,477, and $116,663 in 2015, 2014, and 2013, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	41,178	—	—	41,178
Interest rate swaps	—	711	—	711
Foreign exchange contracts	—	(738)	—	(738)
Contingent consideration	—	—	(3,889)	(3,889)
	$41,178	$(27)	$(3,889)	$37,262

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2014:

	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$99,000	$—	$—	$99,000
Available-for-sale securities	38,109	—	—	38,109
Interest rate swaps	—	378	—	378
Foreign exchange contracts	—	694	—	694
Contingent consideration	—	—	(6,202)	(6,202)
	$137,109	$1,072	$(6,202)	$131,979

The following table summarizes the Level 3 activity for the year ended December 31, 2015:

Balance as of December 31, 2014	$(6,202)
Fair value of initial contingent consideration	—
Change in fair value of contingent consideration included in earnings	(1,128)
Payment of contingent consideration (a)	3,000
Foreign currency translation adjustment	441
Balance as of December 31, 2015	$(3,889)

(a)	Contingent consideration payment relates to an acquisition completed prior to 2015.

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

During 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78,000 ($47,911 net of related taxes or $.49 and $.48 per share on a basic and diluted basis, respectively) as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

During 2015, 2014, and 2013 there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

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

The fair value of the company's available-for-sale securities is as follows at December 31:

	2015		2014
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$17,389	$10,016	$16,233
Unrealized holding gain	8,708	5,065	6,174	5,686
Fair value	$18,724	$22,454	$16,190	$21,919

The fair values of these investments are included in "Other assets" in the company's consolidated balance sheets, and the related unrealized holding gains or losses are included in "Accumulated other comprehensive income (loss)" in the shareholders' equity section in the company's consolidated balance sheets.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)" and is being reclassified into income over the seven-year term of the notes due in 2022. For the year ended December 31, 2015, the company reclassified into income $98 relating to the 2015 swaps.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.43% at December 31, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $583 at December 31, 2015.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. This swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 5.96% at December 31, 2015), through its maturity. The swap is classified as a fair value hedge and had a fair value of $128 at December 31, 2015.

In September 2011, the company entered into a ten-year forward-starting interest rate swap (the "2011 swap") which locked in a treasury rate of 2.63% on an aggregate notional amount of $175,000. This swap managed the risk associated with changes in treasury rates and the impact of future interest payments. The 2011 swap related to the interest payments for anticipated debt issuances to replace the company's 6.875% senior notes due to mature in July 2013. The 2011 swap is classified as a cash flow hedge. During 2013, the company paid $7,700 to terminate the 2011 swap upon issuance of the ten-year notes due in 2023. The fair value of the 2011 swap is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)" and is being reclassified into income over the ten-year term of the notes due in 2023. For the 2011 swap, the company reclassified into income $(690), $(656), and $(245) in 2015, 2014, and 2013, respectively.

In December 2010, the company entered into interest rate swaps, with an aggregate notional amount of $250,000. The swaps modified the company's interest rate exposure by effectively converting the fixed 3.375% notes due in November 2015 to a floating rate, based on the three-month U.S. dollar LIBOR plus a spread, through its maturity. In September 2011, these interest rate swap agreements were terminated for proceeds of $11,856, net of accrued interest. The proceeds of the swap terminations, less accrued interest, were reflected as a premium to the underlying debt and were being amortized as a reduction to interest expense over the remaining term of the underlying debt. In March 2015, the unamortized premium was included in the loss on prepayment of debt recorded as a result of the redemption of the 3.375% notes due November 2015 (see Note 6).

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

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2015 and 2014 was $382,025 and $401,048, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The fair values of derivative instruments in the consolidated balance sheets are as follows at December 31:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	2015	2014
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$(3)
Interest rate swaps designated as fair value hedges	Other assets	711	381
Foreign exchange contracts designated as cash flow hedges	Other current assets	896	960
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(572)	(376)
Total derivative instruments designated as hedging instruments		1,035	962
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	1,729	2,404
Foreign exchange contracts	Accrued expenses	(2,791)	(2,294)
Total derivative instruments not designated as hedging instruments		(1,062)	110
Total		$(27)	$1,072

The effect of derivative instruments on the consolidated statements of operations is as follows for the years ended December 31:

	Gain (Loss) Recognized in Income
	2015	2014	2013
Fair value hedges:
Interest rate swaps (a)	$—	$—	$—
Total	$—	$—	$—
Derivative instruments not designated as hedges:
Foreign exchange contracts (b)	$1,825	$(793)	$(144)
Total	$1,825	$(793)	$(144)

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

	Cash Flow Hedges
	Interest Rate Swaps (c)	Foreign Exchange Contracts (d)
2015
Effective portion:
Gain (loss) recognized in other comprehensive income	$827	$(1,001)
Gain (loss) reclassified into income	$(592)	$2,930
Ineffective portion:
Gain recognized in income	$69	$—

2014
Effective portion:
Gain recognized in other comprehensive income	$—	$412
Loss reclassified into income	$(656)	$(402)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

2013
Effective portion:
Gain (loss) recognized in other comprehensive income	$3,132	$(243)
Gain (loss) reclassified into income	$(537)	$439
Ineffective portion:
Gain recognized in income	$292	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

(b)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Contingent Consideration

The company estimates the fair value of contingent consideration as the present value of the expected contingent payments, determined using the weighted probability of possible payments. The company reassesses the fair value of contingent consideration on a quarterly basis. At December 31, 2015, contingent consideration of $3,889 was included in "Accrued Expenses" in the company's consolidated balance sheet in connection with two acquisitions prior to 2015. There was no contingent consideration recorded in connection with the 2015 acquisitions. For the acquisitions prior to 2015, payment of a portion of the respective purchase price is contingent upon the achievement of certain operating results, with a maximum possible payout of $8,400 in 2016. A twenty percent increase or decrease in projected operating performance over the remaining performance period would not result in a material change in the fair value of the contingent consideration recorded as of December 31, 2015.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2015	2014	2013
Current:
Federal	$82,532	$101,857	$85,173
State	18,022	20,123	15,845
International	85,310	88,707	81,052
	185,864	210,687	182,070
Deferred:
Federal	12,127	(1,097)	22,973
State	(1,828)	(2,071)	2,438
International	(4,466)	(22,576)	(25,138)
	5,833	(25,744)	273
	$191,697	$184,943	$182,343

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2015	2014	2013
United States	$281,579	$317,400	$326,990
International	410,604	365,933	255,229
Income before income taxes	$692,183	$683,333	$582,219

Provision at statutory tax rate	$242,264	$239,166	$203,777
State taxes, net of federal benefit	10,526	11,734	11,885
International effective tax rate differential	(56,132)	(56,865)	(22,059)
Change in valuation allowance	(205)	(7,803)	(8,253)
Other non-deductible expenses	3,530	4,040	2,840
Changes in tax accruals	(7,423)	1,335	(1,336)
Other	(863)	(6,664)	(4,511)
Provision for income taxes	$191,697	$184,943	$182,343

During 2013, the company recorded an increase in the provision for income taxes, inclusive of penalties, of $20,809 ($.20 per share on both a basic and diluted basis) and interest expense of $1,623 ($1,236 net of related taxes or $.01 per share on both a basic and diluted basis) relating to the settlement of certain international tax matters.

At December 31, 2015, the company had a liability for unrecognized tax benefits of $36,935 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $525 is expected to be paid over the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2015	2014	2013
Balance at beginning of year	$44,701	$45,987	$46,980
Additions based on tax positions taken during a prior period	2,568	3,792	22,170
Reductions based on tax positions taken during a prior period	(9,482)	(7,737)	(3,684)
Additions based on tax positions taken during the current period	8,440	5,518	7,593
Reductions related to settlement of tax matters	(4,143)	(317)	(24,450)
Reductions related to a lapse of applicable statute of limitations	(5,149)	(2,542)	(2,622)
Balance at end of year	$36,935	$44,701	$45,987

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2015, 2014, and 2013 the company recognized $(3,247), $1,570, and $267, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2015 and 2014, the company had a liability for the payment of interest of $8,878 and $12,173, respectively, related to unrecognized tax benefits.

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2015:

United States - Federal	2012 - present
United States - States	2008 - present
Germany (a)	2010 - present
Hong Kong	2009 - present
Italy (a)	2008 - present
Sweden	2010 - present
United Kingdom	2013 - present

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The significant components of the company's deferred tax assets and liabilities, included primarily in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets, consist of the following at December 31:

	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$102,005	$113,414
Inventory adjustments	48,467	42,635
Allowance for doubtful accounts	13,371	16,055
Accrued expenses	43,044	44,369
Interest carryforward	26,051	34,558
Stock-based compensation awards	26,911	22,819
Other comprehensive income items	16,232	19,885
Integration and restructuring	4,117	2,737
Other	7,892	—
	288,090	296,472
Valuation allowance	(8,149)	(8,353)
Total deferred tax assets	$279,941	$288,119

Deferred tax liabilities:
Goodwill	$(113,788)	$(81,716)
Depreciation	(83,291)	(78,151)
Intangible assets	(31,481)	(30,372)
Other	—	(1,654)
Total deferred tax liabilities	$(228,560)	$(191,893)
Total net deferred tax assets	$51,381	$96,226

At December 31, 2015, the company had international tax loss carryforwards of approximately $282,026, of which $8,089 have expiration dates ranging from 2016 to 2034, and the remaining $273,937 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $85,637 with a corresponding valuation allowance of $3,697.

The company also has Federal net operating loss carryforwards of approximately $38,643 at December 31, 2015 which relate to acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2020. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of certain Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $3,286,018 at December 31, 2015. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $182,668, $223,909, and $235,102 in 2015, 2014, and 2013, respectively.

9. Restructuring, Integration, and Other Charges

In 2015, 2014, and 2013, the company recorded restructuring, integration, and other charges of $68,765 ($51,305 net of related taxes or $.54 per share on both a basic and diluted basis), $39,841 ($29,324 net of related taxes or $.30 and $.29 per share on a

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

basic and diluted basis, respectively), and $92,650 ($65,601 net of related taxes or $.64 and $.63 per share on a basic and diluted basis, respectively), respectively.

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

	2015	2014	2013
Restructuring and integration charge - current period actions	$39,119	$38,347	$79,921
Restructuring and integration charges - actions taken in prior periods	4,084	1,130	794
Acquisition-related expenses and other charges	25,562	364	11,935
	$68,765	$39,841	$92,650

2015 Restructuring and Integration Charge

The following table presents the components of the 2015 restructuring and integration charge of $39,119 and activity in the related restructuring and integration accrual for 2015:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$33,850	$4,223	$1,046	$39,119
Payments	(17,569)	(3,335)	(204)	(21,108)
Non-cash usage	—	(482)	(679)	(1,161)
Foreign currency translation	40	(3)	(4)	33
Balance as of December 31, 2015	$16,321	$403	$159	$16,883

The restructuring and integration charge of $39,119 in 2015 includes personnel costs of $33,850, facilities costs of $4,223, and other costs of $1,046. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2014 Restructuring and Integration Charge

The following table presents the components of the 2014 restructuring and integration charge of $38,347 and activity in the related restructuring and integration accrual for 2014 and 2015:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$29,268	$5,591	$3,488	$38,347
Payments	(20,172)	(3,082)	(1,511)	(24,765)
Non-cash usage	—	—	(729)	(729)
Foreign currency translation	(474)	(30)	(1)	(505)
Balance as of December 31, 2014	8,622	2,479	1,247	12,348
Restructuring and integration charge	180	885	1,915	2,980
Payments	(6,688)	(1,955)	(1,140)	(9,783)
Non-cash usage	—	(252)	(2,022)	(2,274)
Foreign currency translation	(558)	(90)	—	(648)
Balance as of December 31, 2015	$1,556	$1,067	$—	$2,623

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

Restructuring and Integration Accruals Related to Actions Taken Prior to 2014

Included in restructuring, integration, and other charges for 2015 are restructuring and integration charges and other charges of $1,104 related to restructuring and integration actions taken prior to 2014. The restructuring and integration charge includes adjustments to personnel costs of $(451) and facilities costs of $1,555. The restructuring and integration accruals related to actions taken prior to 2014 of $2,472, include accruals for personnel costs of $1,198, and accruals for facilities costs of $1,274.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $21,978 at December 31, 2015, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $19,075 relate to the termination of personnel that have scheduled payouts of $18,757 in 2016 and $318 in 2017.

•	The accruals for facilities totaling $2,744 relate to vacated leased properties that have scheduled payments of $2,402 in 2017, $190 in 2018, and $152 in 2019.

•	Other accruals of $159 are expected to be spent within one year.

Acquisition-Related Expenses and Other Charges

Included in restructuring, integration, and other charges for 2015 are acquisition-related expenses of $19,565, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for 2014 are acquisition-related expenses of $364, primarily consisting of changes in the fair value of contingent consideration and professional fees directly related to acquisition activity, offset in part, by an insurance recovery related to environmental matters in connection with the Wyle Electronics ("Wyle") acquisition.

Included in restructuring, integration, and other charges for 2013 are acquisition-related expenses of $11,935, primarily consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional fees directly related to acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

10. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding non-controlling interests:

	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2013	$248,425	$20,644	$(4,594)	$(38,923)	$225,552
Other comprehensive income (loss) before reclassifications (a)	(265,432)	5,344	—	(14,630)	(274,718)
Amounts reclassified into income (loss)	402	(18,269)	403	2,013	(15,451)
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2014	(265,030)	(12,925)	403	(12,617)	(290,169)
Balance as of December 31, 2014	(16,605)	7,719	(4,191)	(51,540)	(64,617)
Other comprehensive income (loss) before reclassifications (a)	(221,791)	814	550	15	(220,412)
Amounts reclassified into income	(2,930)	—	321	2,932	323
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2015	(224,721)	814	871	2,947	(220,089)
Balance as of December 31, 2015	$(241,326)	$8,533	$(3,320)	$(48,593)	$(284,706)

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $30,960 and $57,109 for 2015 and 2014, respectively.

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2012	125,424	19,423	106,001
Shares issued for stock-based compensation awards	—	(2,772)	2,772
Repurchases of common stock	—	8,837	(8,837)
Common stock outstanding at December 31, 2013	125,424	25,488	99,936
Shares issued for stock-based compensation awards	—	(1,506)	1,506
Repurchases of common stock	—	5,547	(5,547)
Common stock outstanding at December 31, 2014	125,424	29,529	95,895
Shares issued for stock-based compensation awards	—	(1,155)	1,155
Repurchases of common stock	—	6,127	(6,127)
Common stock outstanding at December 31, 2015	125,424	34,501	90,923

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2015 and 2014.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Share-Repurchase Programs

During 2014, the company's Board of Directors (the "Board") approved the repurchase of up to $400,000 ($200,000 in May and December, respectively) of the company's common stock through a share-repurchase program. In September 2015, the company's Board approved an additional repurchase of up to $400,000 of the company's common stock. As of December 31, 2015, the company repurchased 8,474,574 shares under these programs with a market value of $480,217 at the dates of repurchase, of which 2,617,991 shares with a market value of $149,631 were repurchased during the fourth quarter of 2015.

11. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2015	2014	2013
Net income attributable to shareholders	$497,726	$498,045	$399,420
Weighted-average shares outstanding - basic	94,608	98,675	102,559
Net effect of various dilutive stock-based compensation awards	1,078	1,272	1,140
Weighted-average shares outstanding - diluted	95,686	99,947	103,699
Net income per share:
Basic	$5.26	$5.05	$3.89
Diluted (a)	$5.20	$4.98	$3.85

(a)
Stock-based compensation awards for the issuance of 658 shares, 294 shares, and 874 shares for the years ended December 31, 2015, 2014, and 2013, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

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

Under the terms of the Omnibus Plan, a maximum of 21,800,000 shares of common stock may be awarded, subject to adjustment. In October 2015, the company registered an additional 5,600,000 shares of common stock reserved for issuance pursuant to the Omnibus Plan. There were 7,553,173 and 3,228,748 shares available for grant under the Omnibus Plan as of December 31, 2015 and 2014, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following information relates to the stock option activity for the year ended December 31, 2015:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,860,693	$40.67
Granted	402,612	62.14
Exercised	(408,559)	36.47
Forfeited	(41,548)	44.63
Outstanding at December 31, 2015	1,813,198	46.29	78	months	$18,435
Exercisable at December 31, 2015	869,317	37.64	57	months	$14,598

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2015 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2015. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2015, 2014, and 2013 was $10,400, $15,360, and $16,345, respectively.

Cash received from option exercises during 2015, 2014, and 2013 was $14,900, $21,788, and $36,014, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows. The actual tax benefit realized from share-based payment awards during 2015, 2014, and 2013 was $16,593, $18,718, and $21,882, respectively.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2015	2014	2013
Volatility (percent) (a)	28	37	41
Expected term (in years) (b)	4.8	5.3	5.4
Risk-free interest rate (percent) (c)	1.5	1.6	1.0

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $19.10, $20.32, and $15.83 during 2015, 2014, and 2013, respectively.

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

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2015:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2014	1,764,272	$45.78
Granted	615,091	58.68
Vested	(770,453)	42.14
Forfeited	(76,648)	59.72
Non-vested shares at December 31, 2015	1,532,262	52.09

The total fair value of shares vested during 2015, 2014, and 2013 was $48,118, $47,583, and $59,876, respectively.

As of December 31, 2015, there was $43,084 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.17 years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2015, there were 8 current and 20 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the year ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2015	2014	2015	2014
Accumulated benefit obligation	$83,310	$76,261	$129,029	$136,298
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$85,114	$75,312	$136,298	$126,481
Service cost	1,669	1,330	—	—
Interest cost	3,484	3,280	5,318	5,491
Actuarial loss (gain)	2,220	8,668	(6,571)	10,206
Benefits paid	(3,758)	(3,476)	(6,016)	(5,880)
Projected benefit obligation at end of year	$88,729	$85,114	$129,029	$136,298
Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$105,598	$104,714
Actual return on plan assets	—	—	2,277	2,264
Company contributions	—	—	—	4,500
Benefits paid	—	—	(6,016)	(5,880)
Fair value of plan assets at end of year	$—	$—	$101,859	$105,598
Funded status	$(88,729)	$(85,114)	$(27,170)	$(30,700)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(3,816)	$(3,700)	$—	$—
Noncurrent liabilities	(84,913)	(81,414)	(27,170)	(30,700)
Net liabilities at end of year	$(88,729)	$(85,114)	$(27,170)	$(30,700)
Components of net periodic pension cost:
Service cost	$1,669	$1,330	$—	$—
Interest cost	3,484	3,280	5,318	5,491
Expected return on plan assets	—	—	(7,159)	(7,066)
Amortization of net loss	3,615	1,997	1,668	1,270
Amortization of prior service cost	25	42	—	—
Net periodic pension cost	$8,793	$6,649	$(173)	$(305)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.00%	4.25%	4.00%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.25%	6.75%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.00%	4.50%	4.00%	4.50%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.75%	6.75%

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

Benefit payments are expected to be paid as follows:

	Arrow SERP	Wyle Defined Benefit Plan
2016	$3,885	$6,918
2017	3,853	7,019
2018	4,365	7,073
2019	5,729	7,249
2020	5,689	7,429
2021-2025	29,531	38,759

The company makes contributions to the Wyle defined benefit plan so that minimum contribution requirements, as determined by government regulations, are met. The company made contributions of $0 and $4,500 in 2015 and 2014, respectively. The company does not expect to make contributions in 2016.

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2015, utilizing the fair value hierarchy discussed in Note 7, are as follows:

	Level 1	Level 2	Level 3	Total
Equities:
U.S. common stocks	$40,757	$—	$—	$40,757
International mutual funds	14,750	—	—	14,750
Index mutual funds	13,812	—	—	13,812
Fixed Income:
Mutual funds	29,345	—	—	29,345
Insurance contracts	—	3,195	—	3,195
Total	$98,664	$3,195	$—	$101,859

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

Comprehensive Income Items

In 2015, 2014, and 2013, actuarial (gains) losses of $185, $14,901, and $(7,615), respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2015, 2014, and 2013, the following amounts were recognized as a reclassification adjustment of comprehensive income, net of related taxes, as a result of being recognized in net periodic pension cost: prior service cost of $15, $19, and $19, respectively and an actuarial loss of $3,282, $1,994, and $2,854, respectively.

Included in accumulated other comprehensive income (loss) at December 31, 2015 and 2014 are the following amounts, net of related taxes, that have not yet been recognized in net periodic pension cost: unrecognized prior service costs (credits) of $0 and $(12), respectively, and unrecognized actuarial losses of $46,725 and $49,491, respectively.

The prior service cost and actuarial loss included in accumulated other comprehensive income (loss), net of related taxes, which are expected to be recognized in net periodic pension cost for the year ended December 31, 2016 are $0 and $3,123, respectively.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $13,604, $12,584, and $14,102 in 2015, 2014, and 2013, respectively. The company made discretionary contributions to the company's defined benefit 401(k) plan, which amounted to $7,151, $7,139, and $7,403 in 2015, 2014, and 2013, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $26,945, $27,284, and $26,038 in 2015, 2014, and 2013, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2026. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $77,405, $77,392, and $79,966 in 2015, 2014, and 2013, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2016	$63,781
2017	50,491
2018	34,891
2019	26,755
2020	21,246
Thereafter	38,627

15. Contingencies

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

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly, the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion of the investigation at the sites is completed and remedial action plans are developed and, in some instances implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $4,500 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $400 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Approximately $50,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $14,070 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2015	2014	2013
Sales:
Global components	$14,405,793	$14,313,026	$13,495,766
Global ECS	8,876,227	8,455,648	7,861,519
Consolidated	$23,282,020	$22,768,674	$21,357,285
Operating income (loss):
Global components	$649,396	$653,992	$575,612
Global ECS	424,063	389,571	350,442
Corporate (a)	(248,977)	(281,306)	(232,554)
Consolidated	$824,482	$762,257	$693,500

(a)
Includes restructuring, integration, and other charges of $68,765, $39,841, and $92,650 in 2015, 2014, and 2013, respectively. Also included is a non-cash impairment charge associated with discontinuing the use of a trade name of $78,000 in 2014.

Total assets, by segment, at December 31 are as follows:

	2015	2014
Global components	$7,276,143	$6,952,342
Global ECS	5,074,529	4,761,628
Corporate	671,258	721,331
Consolidated	$13,021,930	$12,435,301

Sales, by geographic area, for the years ended December 31 are as follows:

	2015	2014	2013
Americas (b)	$11,721,528	$11,340,277	$11,023,076
EMEA	6,788,738	6,864,104	6,221,569
Asia/Pacific	4,771,754	4,564,293	4,112,640
Consolidated	$23,282,020	$22,768,674	$21,357,285

(b)	Includes sales related to the United States of $10,761,932, $10,359,936, and $10,074,361 in 2015, 2014, and 2013, respectively.

Net property, plant, and equipment, by geographic area, is as follows:

	2015	2014
Americas (c)	$582,973	$537,967
EMEA	88,727	76,487
Asia/Pacific	28,478	21,845
Consolidated	$700,178	$636,299

(c)	Includes net property, plant, and equipment related to the United States of $580,791 and $535,397 at December 31, 2015 and 2014, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the third quarter of 2015, which closed on September 26, 2015.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
2015
Sales	$5,002,385		$5,829,989		$5,698,304		$6,751,342
Gross profit	685,322		768,595		742,367		838,966
Net income attributable to shareholders	106,058	(b)	123,932	(c)	109,244	(d)	158,492	(e)

Net income per share (a):
Basic	$1.11	(b)	$1.30	(c)	$1.16	(d)	$1.71	(e)
Diluted	$1.09	(b)	$1.28	(c)	$1.15	(d)	$1.69	(e)

2014
Sales	$5,082,040		$5,676,539		$5,613,216		$6,396,879
Gross profit	703,828		747,521		728,687		815,859
Net income attributable to shareholders	107,120	(f)	127,884	(g)	146,864	(h)	116,177	(i)

Net income per share (a):
Basic	$1.07	(f)	$1.29	(g)	$1.49	(h)	$1.20	(i)
Diluted	$1.06	(f)	$1.27	(g)	$1.47	(h)	$1.18	(i)

(a)
Quarterly net income per share is calculated using the weighted-average shares outstanding during each quarterly period, while net income per share for the full year is calculated using the weighted-average shares outstanding during the year. Therefore, the sum of the net income per share for each of the four quarters may not equal the net income per share for the full year.

(b)
Includes identifiable intangible asset amortization ($9,029 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($12,569 net of related taxes or $.13 per share on both a basic and diluted basis). Also included is a loss on prepayment of debt ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and a gain on sale of investment ($1,667 net of related taxes or $.02 per share on both a basic and diluted basis).

(c)
Includes identifiable intangible asset amortization ($11,169 net of related taxes or $.12 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($12,895 net of related taxes or $.13 per share on both a basic and diluted basis). Also included is a loss on investment ($921 net of related taxes or $.01 per share on both a basic and diluted basis).

(d)
Includes identifiable intangible asset amortization ($11,521 net of related taxes or $.12 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($12,642 net of related taxes or $.13 per share on both a basic and diluted basis).

(e)
Includes identifiable intangible asset amortization ($9,537 net of related taxes or $.10 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($13,198 net of related taxes or $.14 per share on both a basic and diluted basis). Also included is a loss on investment ($921 net of related taxes or $.01 per share on both a basic and diluted basis).

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

(f)
Includes identifiable intangible asset amortization ($8,907 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($8,020 net of related taxes or $.08 per share on both a basic and diluted basis).

(g)
Includes identifiable intangible asset amortization ($8,867 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($7,526 net of related taxes or $.08 and $.07 per share on a basic and diluted basis, respectively).

(h)
Includes identifiable intangible asset amortization ($9,086 net of related taxes or $.09 per share on both a basic and diluted basis) and restructuring, integration, and other charges ($2,556 net of related taxes or $.03 per share on both a basic and diluted basis). Also included is a gain on sale of investment ($18,269 net of related taxes or $.19 and $.18 per share on a basic and diluted basis, respectively).

(i)
Includes identifiable intangible asset amortization ($9,105 net of related taxes or $.09 per share on both a basic and diluted basis), restructuring, integration, and other charges ($11,222 net of related taxes or $.12 and $.11 per share on a basic and diluted basis, respectively), and a non-cash impairment charge associated with discontinuing the use of a trade name ($47,911 net of related taxes or $.49 per share on both a basic and diluted basis).

18. Subsequent Event

In January 2016, the company was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a Company account in Europe to outside bank accounts in Asia. Investigations and legal actions by the company and law enforcement are ongoing and the results of, and timing to conclude, these investigations is uncertain.  To date, the findings of our investigation indicate that this is an isolated event not associated with a security breach or loss of data.  The company expects to record a one-time charge of approximately of $13,000 in the first quarter of 2016.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2015 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of a material weakness in the company’s internal control over financial reporting, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.

Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on the company’s reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects the company’s financial condition, results of operations and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on that evaluation, which included the company’s consideration of factors contributing to the fraud loss discussed in Note 18 of the accompanying notes to consolidated financial statements, management has concluded that, as of December 31, 2015, the company had the following material weakness in its internal control over financial reporting.

Management determined that the company’s internal controls were not adequately designed to prevent or timely detect unauthorized cash disbursements.  Specifically, although management believes internal controls are adequate to timely detect unauthorized cash disbursements so as to prevent or detect a material misstatement of the company’s financial statements, these controls were not adequate to safeguard the company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds.  This material weakness in the company’s controls resulted in the inability to prevent and timely detect the fraud loss discussed in Note 18 of the accompanying notes to consolidated financial statements.

Management has taken immediate action to begin remediating the material weakness. Management expects to complete the remediation during the first quarter of 2016.

Because of the material weakness, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company did not maintain effective internal control over financial reporting as of December 31, 2015. The material weakness did not result in a material misstatement of the company’s consolidated financial statements.

The company acquired ten separate entities during the year ended December 31, 2015, which are included in the company's 2015 consolidated financial statements and constituted 7.5% percent of total assets as of December 31, 2015 and 4.4% percent of the company's consolidated sales and 3.6% percent of the company's consolidated net income attributable to shareholders for the year ended December 31, 2015. The company has excluded these ten entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2015, as stated in their report, which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc.’s (the “company”) internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of ten separate entities that were acquired during the year ended December 31, 2015, which are included in the company’s 2015 consolidated financial statements and constituted 7.5 percent of total assets as of December 31, 2015 and 4.4 percent of sales and 3.6 percent of net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these ten entities.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management determined that the company’s internal controls were not adequately designed to prevent or timely detect unauthorized cash disbursements.  Specifically, these controls were not adequate to safeguard the company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds.  We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2015 financial statements, and this report does not affect our report dated February 5, 2016, which expressed an unqualified opinion on those financial statements.

In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Arrow Electronics, Inc. has not maintained effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

/s/ ERNST & YOUNG LLP

New York, New York
February 5, 2016

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

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, is incorporated herein by reference.

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

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 12, 2016, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	40

		Consolidated Statements of Operations for the years ended December 31, 2015, 2014, and 2013	41

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, 2014, and 2013	42

		Consolidated Balance Sheets as of December 31, 2015 and 2014	43

		Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014, and 2013	44

		Consolidated Statements of Equity for the years ended December 31, 2015, 2014, and 2013	45

		Notes to the Consolidated Financial Statements	46

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	92

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See Index of Exhibits included on pages 85 - 90

INDEX OF EXHIBITS

Exhibit Number	Exhibit

3(a)(i)
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

4(a)(x)	Supplemental Indenture, dated as of March 2, 2015, between the company and The Bank of New York Mellon (as successor to the Bank of Montreal Trust Company), as trustee.

10(a)
Arrow Electronics Savings Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10(a) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(a)(i)	Amendment 3 to the Arrow Electronics Savings Plan effective December 23, 2015.

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

10(c)(ii)	Amendment 6 to the Arrow Electronics Stock Ownership Plan effective December 23, 2015.

10(d)(i)
Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015) (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended June 27, 2015, Commission File No. 1-4482).

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

10(f)
Arrow Electronics, Inc. Supplemental Executive Retirement Plan, as amended effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2009, Commission File No. 1-4482).

10(g)
Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective January 1, 2009 (incorporated by reference to Exhibit 10(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(h)(i)	Arrow Electronics, Inc. Executive Severance Policy (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(h)(ii)
Form of the Arrow Electronics, Inc. Executive Severance Policy Participation Agreement (incorporated by reference to Exhibit 10.2 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(h)(iii)	Form of Executive Change in Control Retention Agreement (incorporated by reference to Exhibit 10.3 to the company's Current Report on Form 8-K dated February 19, 2013, Commission File No. 1-4482).

10(h(iv)
Grantor Trust Agreement, as amended and restated on November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(i)(xvii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(h)(v)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(i)(iv) above by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(h)(vi)
Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(i)
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

10(j)(i)
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

10(j)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(j)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)(x)
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

10(j)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(j)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(j)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(j)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(j)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(j)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(j)(xviii)
Amendment No. 17 to the Transfer and Administration Agreement, dated as of March 26, 2010, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Forms 8-K and 8-K/A dated March 31, 2010, Commission File No. 1-4482).

10(j)(xix)
Amendment No. 18 to the Transfer and Administration Agreement, dated as of December 15, 2010, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Form 8-K/A dated January 13, 2011, Commission File No.1-4482).

10(j)(xx)
Amendment No. 19 to the Transfer and Administration Agreement, dated as of February 14, 2011, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xx) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(j)(xxi)
Amendment No. 20 to the Transfer and Administration Agreement, dated as of December 7, 2011, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated December 12, 2011, Commission File No.1-4482).

10(j)(xxii)
Amendment No. 21 to the Transfer and Administration Agreement, dated as of March 30, 2012, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xxii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(j)(xxiii)
Amendment No. 22 to the Transfer and Administration Agreement, dated as of August 29, 2012, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(m)(xxiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(j)(xxiv)
Amendment No. 23 to the Transfer and Administration Agreement, dated as of July 29, 2013, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(k)(xxiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2013, Commission File No. 1-4482).

10(j)(xxv)
Amendment No. 24 to the Transfer and Administration Agreement, dated as of March 24, 2014, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated March 27, 2014, Commission File No. 1-4482).

10(j)(xxvi)
Amendment No. 25 to the Transfer and Administration Agreement, dated as of March 9, 2015, to the Transfer and Administration Agreement in 10(k)(i) above (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, Commission File No. 1-4482).

10(k)(i)
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

10(k)(ii)
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

10(k)(iii)
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

10(k)(iv)
Issuing and Paying Agency Agreement, dated as of October 20, 2014, by and between Arrow Electronics, Inc. and BNP Paribas (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, Commission File No. 1-4482).

10(l)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

10(m)	Management Insurance Program Agreement, dated as of September 16, 2015.

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2015	$59,188	$(2,484)	$2,093	$9,138	$49,659

Year ended December 31, 2014	$64,129	$656	$682	$6,279	$59,188

Year ended December 31, 2013	$54,238	$9,201	$8,098	$7,408	$64,129

(a)	Represents the allowance for doubtful accounts of the businesses acquired by the company during 2015, 2014, and 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Gregory P. Tarpinian
Gregory P. Tarpinian
Senior Vice President, General Counsel, and Secretary
February 5, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 5, 2016:

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