Form 10-Q
period 2016-04-02
ARROW ELECTRONICS INC
filed 2016-05-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2016

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
Yes ☐   No ☒

There were 91,636,374 shares of Common Stock outstanding as of April 28, 2016.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 2, 2016	March 28, 2015
Sales	$5,474,177	$5,002,385
Costs and expenses:
Cost of sales	4,725,279	4,317,063
Selling, general, and administrative expenses	505,813	454,530
Depreciation and amortization	40,933	37,162
Restructuring, integration, and other charges	20,788	16,196
	5,292,813	4,824,951
Operating income	181,364	177,434
Equity in earnings of affiliated companies	1,856	1,313
Interest and other financing expense, net	35,575	30,854
Other expense, net	—	935
Income before income taxes	147,645	146,958
Provision for income taxes	41,053	40,867
Consolidated net income	106,592	106,091
Noncontrolling interests	357	33
Net income attributable to shareholders	$106,235	$106,058
Net income per share:
Basic	$1.16	$1.11
Diluted	$1.14	$1.09
Weighted-average shares outstanding:
Basic	91,514	95,920
Diluted	92,787	97,125

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	April 2, 2016	March 28, 2015
Consolidated net income	$106,592	$106,091
Other comprehensive income:
Foreign currency translation adjustment	73,179	(198,387)
Unrealized gain (loss) on investment securities, net	(1,651)	124
Unrealized gain on interest rate swaps designated as cash flow hedges, net	91	923
Employee benefit plan items, net	920	842
Other comprehensive income (loss)	72,539	(196,498)
Comprehensive income (loss)	179,131	(90,407)
Less: Comprehensive income attributable to noncontrolling interests	2,365	33
Comprehensive income (loss) attributable to shareholders	$176,766	$(90,440)

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	April 2, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$394,655	$273,090
Accounts receivable, net	5,256,022	6,161,418
Inventories	2,441,798	2,466,490
Other current assets	335,095	285,473
Total current assets	8,427,570	9,186,471
Property, plant, and equipment, at cost:
Land	23,630	23,547
Buildings and improvements	167,558	162,011
Machinery and equipment	1,296,817	1,250,115
	1,488,005	1,435,673
Less: Accumulated depreciation and amortization	(762,685)	(735,495)
Property, plant, and equipment, net	725,320	700,178
Investments in affiliated companies	74,553	73,376
Intangible assets, net	383,503	389,326
Cost in excess of net assets of companies acquired	2,437,034	2,368,832
Other assets	304,807	303,747
Total assets	$12,352,787	$13,021,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,206,658	$5,192,665
Accrued expenses	668,002	819,463
Short-term borrowings, including current portion of long-term debt	46,143	44,024
Total current liabilities	4,920,803	6,056,152
Long-term debt	2,649,042	2,380,575
Other liabilities	408,829	390,392
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2016 and 2015
Issued - 125,424 shares in both 2016 and 2015	125,424	125,424
Capital in excess of par value	1,082,103	1,107,314
Treasury stock (33,801 and 34,501 shares in 2016 and 2015, respectively), at cost	(1,454,687)	(1,480,069)
Retained earnings	4,780,715	4,674,480
Accumulated other comprehensive loss	(214,175)	(284,706)
Total shareholders' equity	4,319,380	4,142,443
Noncontrolling interests	54,733	52,368
Total equity	4,374,113	4,194,811
Total liabilities and equity	$12,352,787	$13,021,930

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 2, 2016	March 28, 2015
Cash flows from operating activities:
Consolidated net income	$106,592	$106,091
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	40,933	37,162
Amortization of stock-based compensation	8,877	9,920
Equity in earnings of affiliated companies	(1,856)	(1,313)
Deferred income taxes	22,555	12,391
Excess tax benefits from stock-based compensation arrangements	(4,132)	(5,657)
Other	1,462	1,730
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	996,738	935,271
Inventories	44,611	48,574
Accounts payable	(1,036,094)	(1,279,437)
Accrued expenses	(160,693)	(109,156)
Other assets and liabilities	(55,585)	2,828
Net cash used for operating activities	(36,592)	(241,596)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(46,490)	(133,089)
Acquisition of property, plant, and equipment	(49,261)	(31,150)
Other	—	2,008
Net cash used for investing activities	(95,751)	(162,231)
Cash flows from financing activities:
Change in short-term and other borrowings	470	1,234
Proceeds from (repayments of) long-term bank borrowings, net	265,000	(48,400)
Net proceeds from note offering	—	688,162
Redemption of notes	—	(254,313)
Proceeds from exercise of stock options	5,705	12,576
Excess tax benefits from stock-based compensation arrangements	4,132	5,657
Repurchases of common stock	(18,684)	(78,561)
Other	(3,000)	(3,000)
Net cash provided by financing activities	253,623	323,355
Effect of exchange rate changes on cash	285	(14,590)
Net increase (decrease) in cash and cash equivalents	121,565	(95,062)
Cash and cash equivalents at beginning of period	273,090	400,355
Cash and cash equivalents at end of period	$394,655	$305,293

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2015, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the third quarter of 2015, which closed on September 26, 2015.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation.

Note B – Impact of Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements and forfeitures related to share-based awards. ASU No. 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied using either a retrospective or a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-09.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments (Topic 815) ("ASU No. 2016-06"). ASU No. 2016-06 clarifies the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU No. 2016-06 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-06.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the Company to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for interim and annual periods beginning after December 15, 2017, with early adoption permitted. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

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

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Effective January 1, 2016 the company adopted the provisions of ASU No. 2015-11. The adoption of the provisions of ASU No. 2015-11 did not materially impact the company's consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance under current U.S. GAAP. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In March and April 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08") and ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing ("ASU No. 2016-10"), respectively. ASU No.2016-08 and ASU No. 2016-10 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-09, ASU No. 2016-08 and ASU No. 2016-10.

Note C – Acquisitions

2016 Acquisitions

During the first quarter of 2016, the company completed two acquisitions for $45,608, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for the first quarters of 2016 and 2015 as though the acquisitions occurred on January 1 was also not material.

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

The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$145,130
Other current assets	24,181
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	44,000
Cost in excess of net assets acquired	186,240
Accounts payable	(136,921)
Accrued expenses	(11,736)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$252,249

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In connection with the immixGroup acquisition, the company allocated $44,000 to customer relationships with a weighted-average life of 13 years.
The cost in excess of net assets acquired related to the immixGroup acquisition was recorded in the company's global enterprise computing solutions ("ECS") business segment. The intangible assets related to the immixGroup acquisition are expected to be deductible for income tax purposes.
During 2015, the company completed nine additional acquisitions for an aggregate purchase price of approximately $263,341, net of cash acquired, inclusive of an initial 53.7% acquisition of Data Modul AG, and an additional 3.6% acquired subsequent to the original date of acquisition of Data Modul AG. The company also assumed $84,487 in debt in connection with these acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the first quarter of 2015, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1:

	Quarter Ended
	March 28, 2015
	As Reported	Pro Forma
Sales	$5,002,385	$5,302,792
Net income attributable to shareholders	106,058	108,375
Net income per share:
Basic	$1.11	$1.13
Diluted	$1.09	$1.12
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

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2015 (a)	$1,230,832	$1,138,000	$2,368,832
Acquisitions and related adjustments	(2,341)	47,613	45,272
Foreign currency translation adjustment	5,651	17,279	22,930
Balance as of April 2, 2016 (a)	$1,234,142	$1,202,892	$2,437,034

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of April 2, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	501,895	(227,733)	274,162
Developed technology	5 years	13,625	(8,975)	4,650
Other intangible assets	(b)	5,623	(1,932)	3,691
		$622,143	$(238,640)	$383,503

(b)	Consists of non-competition agreements and sales backlog with useful lives ranging from two to three years.

Intangible assets, net, are comprised of the following as of December 31, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	498,319	(215,263)	283,056
Developed technology	5 years	13,154	(7,894)	5,260
Other intangible assets	(c)	917	(907)	10
		$613,390	$(224,064)	$389,326

(c)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the first quarters of 2016 and 2015, the company recorded amortization expense related to identifiable intangible assets of $12,913 ($10,634 net of related taxes or $.12 and $.11 per share on a basic and diluted basis, respectively) and $11,107 ($9,029 net of related taxes or $.09 per share on both a basic and diluted basis), respectively.

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

The following table presents the company's investment in the following joint ventures:

	April 2, 2016	December 31, 2015
Marubun/Arrow	$63,050	$62,530
Altech Industries	8,912	8,261
Other	2,591	2,585
	$74,553	$73,376

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	April 2, 2016	March 28, 2015
Marubun/Arrow	$1,664	$1,144
Altech Industries	201	131
Other	(9)	38
	$1,856	$1,313

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations.  There were no outstanding borrowings under the third party debt agreements of the joint ventures as of April 2, 2016.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 2, 2016	December 31, 2015
Accounts receivable	$5,305,713	$6,211,077
Allowances for doubtful accounts	(49,691)	(49,659)
Accounts receivable, net	$5,256,022	$6,161,418

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At April 2, 2016 and December 31, 2015, short-term borrowings of $46,143 and $44,024, respectively, were primarily utilized to support the working capital requirements of certain international operations. The weighted-average interest rate on these borrowings was 3.3% at both April 2, 2016 and December 31, 2015.

Long-term debt consists of the following:

	April 2, 2016	December 31, 2015
Revolving credit facility	$87,000	$72,000
Asset securitization program	325,000	75,000
6.875% senior debentures, due 2018	199,002	198,886
3.00% notes, due 2018	298,399	298,197
6.00% notes, due 2020	298,995	298,932
5.125% notes, due 2021	248,635	248,566
3.50% notes, due 2022	345,238	345,061
4.50% notes, due 2023	296,305	296,194
4.00% notes, due 2025	344,223	344,092
7.50% senior debentures, due 2027	198,403	198,366
Interest rate swaps designated as fair value hedges	1,952	711
Other obligations with various interest rates and due dates	5,890	4,570
	$2,649,042	$2,380,575

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	April 2, 2016	December 31, 2015
6.875% senior debentures, due 2018	$216,500	$218,000
3.00% notes, due 2018	304,000	303,000
6.00% notes, due 2020	331,500	330,000
5.125% notes, due 2021	268,500	267,500
3.50% notes, due 2022	351,500	343,000
4.50% notes, due 2023	313,500	309,000
4.00% notes, due 2025	353,000	336,000
7.50% senior debentures, due 2027	241,500	238,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at April 2, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.58% at April 2, 2016. The facility fee, which is based on the company's credit ratings, was .20% at April 2, 2016.  The company had $87,000 and $72,000 in outstanding borrowings under the revolving credit facility at April 2, 2016 and December 31, 2015, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The outstanding borrowings have been classified as long-term debt as of April 2, 2016 based on the company’s intent and ability to refinance on a long-term basis by borrowing funds under the revolving credit facility or through refinancing the existing asset securitization program on a long-term basis. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at April 2, 2016), which is based on the company's credit ratings, or an effective interest rate of .87% at April 2, 2016.  The facility fee is .40%.

At April 2, 2016 and December 31, 2015, the company had $325,000 and $75,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $1,523,210 and $1,871,831, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 2, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During February 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During February 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for 2015 was $2,943 ($1,808 net of related taxes or $.02 per share on both a basic and diluted basis) and was recognized as a loss on prepayment of debt, which was included in "Other expense, net" in the company's consolidated statements of operations.

The company has a $100,000 uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at April 2, 2016 and December 31, 2015.

Interest and other financing expense, net, includes interest and dividend income of $2,015 and $972 for the first quarters of 2016 and 2015, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at April 2, 2016:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	38,537	—	—	38,537
Interest rate swaps	—	1,952	—	1,952
Foreign exchange contracts	—	(1,731)	—	(1,731)
	$38,537	$221	$—	$38,758

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$41,178	$—	$—	$41,178
Interest rate swaps	—	711	—	711
Foreign exchange contracts	—	(738)	—	(738)
Contingent consideration	—	—	(3,889)	(3,889)
	$41,178	$(27)	$(3,889)	$37,262

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C). The company tests these assets for impairment if indicators of potential impairment exist.

During the first quarters of 2016 and 2015, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	April 2, 2016		December 31, 2015
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	17,423	$10,016	17,389
Unrealized holding gain	6,027	5,071	8,708	5,065
Fair value	$16,043	$22,494	$18,724	$22,454

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

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $30 and $8 for the first quarters of 2016 and 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.88% at April 2, 2016), through its maturity. The swap is classified as a fair value hedge and had a fair value of $1,489 at April 2, 2016.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 6.08% at April 2, 2016), through its maturity. The swap is classified as a fair value hedge and had a fair value of $463 at April 2, 2016.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at April 2, 2016 and December 31, 2015 was $333,841 and $382,025, respectively.

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	April 2, 2016	December 31, 2015
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$—
Interest rate swaps designated as fair value hedges	Other assets	1,952	711
Foreign exchange contracts designated as cash flow hedges	Other current assets	—	896
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(1,836)	(572)
Total derivative instruments designated as hedging instruments		116	1,035
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	2,271	1,729
Foreign exchange contracts	Accrued expenses	(2,166)	(2,791)
Total derivative instruments not designated as hedging instruments		105	(1,062)
Total		$221	$(27)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended
	April 2, 2016	March 28, 2015
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$(2,237)	$808
Total	$(2,237)	$808

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Quarter Ended April 2, 2016
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(846)
Loss reclassified into income	$(149)	$(1,202)
Ineffective portion:
Gain (loss) recognized in income	$—	$—

Quarter Ended March 28, 2015
Effective portion:
Gain recognized in other comprehensive income	$827	$2,682
Loss reclassified into income	$(161)	$(841)
Ineffective portion:
Gain (loss) recognized in income	$69	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Note I – Restructuring, Integration, and Other Charges

During the first quarters of 2016 and 2015, the company recorded restructuring, integration, and other charges of $20,788 ($15,354 net of related taxes or $.17 per share on both a basic and diluted basis) and $16,196 ($12,569 net of related taxes or $.13 per share on both a basic and diluted basis), respectively.

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 2, 2016	March 28, 2015
Restructuring and integration charges - current period actions	$2,451	$9,310
Restructuring and integration charges - actions taken in prior periods	2,123	410
Acquisition-related expenses and other charges	16,214	6,476
	$20,788	$16,196

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2016 Restructuring and Integration Charges

The following table presents the components of the 2016 restructuring and integration charges of $2,451 and activity in the related restructuring and integration accrual for the first quarter of 2016:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$2,451	$—	$—	$2,451
Payments	(831)	—	—	(831)
Foreign currency translation	(7)	—	—	(7)
Balance as of April 2, 2016	$1,613	$—	$—	$1,613

The restructuring and integration charges (credits) of $2,451 for the first quarter of 2016 are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first quarter of 2016 related to the 2015 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$16,321	$403	$159	$16,883
Restructuring and integration charges	1,916	18	—	1,934
Payments	(9,783)	(191)	—	(9,974)
Foreign currency translation	54	1	112	167
Balance as of April 2, 2016	$8,508	$231	$271	$9,010

Restructuring and Integration Accruals Related to Actions Taken Prior to 2015

The following table presents the activity in the restructuring and integration accruals for the first quarter of 2016 related to restructuring and integration actions taken prior to 2015:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$2,754	$2,341	$—	$5,095
Restructuring and integration charges (credits)	(318)	47	460	189
Payments	(671)	(595)	(460)	(1,726)
Foreign currency translation	15	(2)	—	13
Balance as of April 2, 2016	$1,780	$1,791	$—	$3,571

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $14,194 at April 2, 2016, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $11,901 relate to the termination of personnel that have scheduled payouts of $10,548 in 2016, $1,113 in 2017, and $240 in 2018.

•	The accruals for facilities totaling $2,022 relate to vacated leased properties that have scheduled payments of $1,790 in 2016, $165 in 2017, and $67 in 2018.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

•	Other accruals of $271 are expected to be spent within one year.

Acquisition-Related Expenses and Other Charges

Included in restructuring, integration, and other charges for the first quarter of 2016 are fraud loss, acquisition-related, and other expenses of $16,214. The company determined that it was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a company account in Europe to outside bank accounts in Asia in January of 2016.  An independent investigation and legal actions by the company and law enforcement are ongoing.  To date, the information gathered by the company indicates that this is an isolated event not associated with a security breach or loss of data.  Additionally, no officers or employees of the company were involved in the fraud. The company recorded a fraud loss of $13,195 in the first quarter of 2016. Included within “Other current assets” is approximately $29,000 of cash frozen in outside bank accounts that the company believes is probable of recovery. The charges of $1,624 related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

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

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 2, 2016	March 28, 2015
Net income attributable to shareholders	$106,235	$106,058
Weighted-average shares outstanding - basic	91,514	95,920
Net effect of various dilutive stock-based compensation awards	1,273	1,205
Weighted-average shares outstanding - diluted	92,787	97,125
Net income per share:
Basic	$1.16	$1.11
Diluted (a)	$1.14	$1.09

(a)
Stock-based compensation awards for the issuance of 1,039 and 711 shares for the first quarters of 2016 and 2015, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding non-controlling interests:

	Quarter Ended
	April 2, 2016	March 28, 2015
Foreign Currency Translation Adjustment:
Other comprehensive income (loss) before reclassifications (a)	$69,969	$(199,228)
Amounts reclassified into income	1,202	841
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	(1,651)	124
Amounts reclassified into income	—	—
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	896
Amounts reclassified into income	91	27
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	41	34
Amounts reclassified into income	879	808
Net change in Accumulated other comprehensive income (loss)	$70,531	$(196,498)

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(32,801) and $45,263 for the first quarters of 2016 and 2015, respectively.

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400,000 of the company's common stock. As of April 2, 2016, the company repurchased 1,476,224 shares under the program with a market value of $82,718 at the dates of repurchase, of which 43,350 shares with a market value of $2,501 were repurchased during the first quarter of 2016.

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

The company expects these environmental liabilities to be resolved over an extended period of time. Costs are recorded for environmental matters when it is probable that a liability has been incurred and the amount of the liability can be reasonably estimated. Accruals for environmental liabilities are adjusted periodically as facts and circumstances change, assessment and remediation efforts progress, or as additional technical or legal information becomes available. Environmental liabilities are difficult to assess and estimate due to various unknown factors such as the timing and extent of remediation, improvements in remediation technologies, and the extent to which environmental laws and regulations may change in the future. Accordingly the company cannot presently fully estimate the ultimate potential costs related to these sites until such time as a substantial portion

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

of the investigation at the sites is completed and remedial action plans are developed and, in some instances, implemented. To the extent that future environmental costs exceed amounts currently accrued by the company, net income would be adversely impacted and such impact could be material.

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and, though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $400 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $50,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $13,500 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	April 2, 2016	March 28, 2015
Sales:
Global components	$3,675,929	$3,346,763
Global ECS	1,798,248	1,655,622
Consolidated	$5,474,177	$5,002,385
Operating income (loss):
Global components	$170,770	$164,895
Global ECS	78,212	67,517
Corporate (a)	(67,618)	(54,978)
Consolidated	$181,364	$177,434

(a)	Includes restructuring, integration, and other charges of $20,788 and $16,196 for the first quarters of 2016 and 2015, respectively.

Total assets, by segment, are as follows:

	April 2, 2016	December 31, 2015
Global components	$7,561,662	$7,276,143
Global ECS	4,105,308	5,074,529
Corporate	685,817	671,258
Consolidated	$12,352,787	$13,021,930

Sales, by geographic area, are as follows:

	Quarter Ended
	April 2, 2016	March 28, 2015
Americas (b)	$2,620,477	$2,462,189
EMEA (c)	1,665,880	1,504,924
Asia/Pacific	1,187,820	1,035,272
Consolidated	$5,474,177	$5,002,385

(b)	Includes sales related to the United States of $2,396,063 and $2,250,422 for the first quarters of 2016 and 2015, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant, and equipment, by geographic area, is as follows:

	April 2, 2016	December 31, 2015
Americas (d)	$602,643	$582,973
EMEA	92,408	88,727
Asia/Pacific	30,269	28,478
Consolidated	$725,320	$700,178

(d)	Includes net property, plant, and equipment related to the United States of $599,808 and $580,791 at April 2, 2016 and December 31, 2015, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment.  The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first quarter of 2016, approximately 67% of the company's sales were from the global components business segment, and approximately 33% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2016 increased by 9.4% compared with the year-earlier period. The increase for the first quarter of 2016 was driven by an increase in the global components business segment sales of 9.8% and an increase in the global ECS business segment sales of 8.6%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 3.9% for the first quarter of 2016 compared with the year-earlier period.

Net income attributable to shareholders for the first quarter of 2016 of $106.2 million was relatively flat compared with net income attributable to shareholders of $106.1 million in the year-earlier period. The following items impacted the comparability of the company's results:

First quarters of 2016 and 2015:

•	restructuring, integration, and other charges of $20.8 million ($15.4 million net of related taxes) in 2016 and $16.2 million ($12.6 million net of related taxes) in 2015;

•	identifiable intangible asset amortization of $12.9 million ($10.6 million net of related taxes) in 2016 and $11.1 million ($9.0 million net of related taxes) in 2015;

•	a gain on sale of investment of $2.0 million ($1.7 million net of related taxes) in 2015; and

•	a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes) in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2016 increased to $132.2 million compared with $127.8 million in the year-earlier period.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 2, 2016	March 28, 2015	% Change
Consolidated sales, as reported	$5,474	$5,002	9.4%
Impact of changes in foreign currencies	—	(63)
Impact of acquisitions	38	368
Consolidated sales, as adjusted*	$5,513	$5,307	3.9%

Global components sales, as reported	$3,676	$3,346	9.8%
Impact of changes in foreign currencies	—	(42)
Impact of acquisitions	—	217
Global components sales, as adjusted*	$3,676	$3,522	4.4%

Global ECS sales, as reported	$1,798	$1,656	8.6%
Impact of changes in foreign currencies	—	(21)
Impact of acquisitions	38	151
Global ECS sales, as adjusted*	$1,837	$1,785	2.9%

* The sum of the components for consolidated sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the first quarter of 2016 increased by $471.8 million, or 9.4%, compared with the year-earlier period. The increase for the first quarter of 2016 was driven by an increase in global components business segment sales of $329.2 million, or 9.8%, and an increase in global ECS business segment sales of $142.6 million, or 8.6%, compared with the year-earlier period. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 3.9% for the first quarter of 2016 compared with the year-earlier period.

In the global components business segment, sales for the first quarter of 2016 increased 9.8% compared with the year-earlier period, primarily due to increased demand in all regions and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 4.4% for the first quarter of 2016 compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2016 increased 8.6% compared with the year-earlier period due to the increased demand in the EMEA region and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 2.9% for the first quarter of 2016 compared with the year-earlier period.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	April 2, 2016	March 28, 2015	% Change
Consolidated gross profit, as reported	$749	$685	9.3%
Impact of changes in foreign currencies	—	(9)
Impact of acquisitions	4	48
Consolidated gross profit, as adjusted	$753	$724	4.0%
Consolidated gross profit as a percentage of sales, as reported	13.7%	13.7%	flat
Consolidated gross profit as a percentage of sales, as adjusted	13.7%	13.6%	10 bps

The company recorded gross profit of $748.9 million in the first quarter of 2016 compared with $685.3 million in the year-earlier period.  The increase in gross profit was primarily due to the aforementioned 9.4% increase in sales during the first quarter of 2016. Gross profit margin for the first quarter of 2016 was flat compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	April 2, 2016	March 28, 2015	% Change
Selling, general, and administrative expenses, as reported	$506	$455	11.3%
Depreciation and amortization, as reported	41	37	10.1%
Operating expenses, as reported	547	492	11.2%
Impact of changes in foreign currencies	—	(8)
Impact of acquisitions	4	37
Operating expenses, as adjusted	$551	$521	5.8%
Operating expenses as a percentage of sales, as reported	10.0%	9.8%	20 bps
Operating expenses as a percentage of sales, as adjusted	10.0%	9.8%	20 bps

Selling, general, and administrative expenses increased by $51.3 million, or 11.3%, in the first quarter of 2016 on a sales increase of 9.4% compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales was 9.2% for the first quarter of 2016 compared with 9.1% in the year-earlier period.

Depreciation and amortization expense increased by $3.8 million, or 10.1%, for the first quarter of 2016 compared with the year-earlier period, primarily due to recent acquisitions. Included in depreciation and amortization expense is identifiable intangible asset amortization of $12.9 million ($10.6 million net of related taxes or $.12 and $.11 per share on a basic and diluted basis, respectively) for the first quarter of 2016 compared to $11.1 million ($9.0 million net of related taxes or $.09 per share on both a basic and diluted basis) for the year-earlier period.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for the first quarter of 2016 increased 5.8%. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales were 10.0% for first quarter of 2016 compared with 9.8% in the year-earlier period.

Restructuring, Integration, and Other Charges

2016 Charges

The company recorded restructuring, integration, and other charges of $20.8 million ($15.4 million net of related taxes or $.17 per share on both a basic and diluted basis) for the first quarter of 2016. Included therein for the first quarter of 2016 are restructuring and integration charges of $2.5 million related to initiatives taken by the company to improve operating efficiencies. Also included therein for the first quarter of 2016 are a fraud loss of $13.2 million, and acquisition-related expenses of $1.6 million.

The restructuring and integration charge of $2.5 million for the first quarter of 2016 consists solely of personnel costs. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Charges

The company recorded restructuring, integration, and other charges of $16.2 million ($12.6 million net of related taxes or $.13 per share on both a basic and diluted basis) for the first quarter of 2015. Included therein for the first quarter of 2015 are restructuring and integration charges of $9.3 million related to initiatives taken by the company to improve operating efficiencies. Also included therein for the first quarter of 2015 are charges of $.4 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $6.5 million.

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

As of April 2, 2016, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	April 2, 2016	March 28, 2015
Consolidated operating income, as reported	$181	$177
Identifiable intangible asset amortization	13	11
Restructuring, integration, and other charges	21	16
Consolidated operating income, as adjusted*	$215	$205
Consolidated operating income as a percentage of sales, as reported	3.3%	3.5%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.9%	4.1%

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $181.4 million, or 3.3% of sales, in the first quarter of 2016 compared with operating income of $177.4 million, or 3.5% of sales, in the year-earlier period. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $215.1 million, or 3.9% of sales, in the first quarter of 2016 compared with operating income, as adjusted, of $204.7 million, or 4.1% of sales in the year-earlier period.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $35.6 million for the first quarter of 2016 compared with $30.9 million in the year-earlier period. The increase for the first quarter of 2016 was primarily due to higher average debt outstanding that was used to refinance the company's 3.375% notes due November 1, 2015 before maturity and for general corporate purposes.

Other Expenses, Net

During the first quarter of 2015, the company recorded a loss on prepayment of debt of $2.9 million ($1.8 million net of related taxes or $.02 per share on both a basic and diluted basis), related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015. Additionally, during the first quarter of 2015, the company recorded a gain on sale of investment of $2.0 million ($1.7 million net of related taxes or $.02 per share on both a basic and diluted basis).

Income Taxes

The company recorded a provision for income taxes of $41.1 million (an effective tax rate of 27.8%) for the first quarter of 2016. The company's provision for income taxes and effective tax rate for the first quarter of 2016 were impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2016 was 27.6%.

The company recorded a provision for income taxes of $40.9 million (an effective tax rate of 27.8% ) for the first quarter of 2015.  The company's provision for income taxes and effective tax rate for the first quarter of 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, and gain on sale of investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2015 was 27.6%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	April 2, 2016	March 28, 2015
Net income attributable to shareholders, as reported	$106	$106
Identifiable intangible asset amortization	11	9
Restructuring, integration, and other charges	15	13
Loss on prepayment of debt	—	2
Gain on sale of investment	—	(2)
Net income attributable to shareholders, as adjusted	$132	$128

The company recorded net income attributable to shareholders of $106.2 million in the first quarter of 2016 compared with net income attributable to shareholders of $106.1 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $132.2 million for the first quarter of 2016 compared with $127.8 million in the year-earlier period.

Liquidity and Capital Resources

At April 2, 2016 and December 31, 2015, the company had cash and cash equivalents of $394.7 million and $273.1 million, respectively, of which $355.8 million and $232.6 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2016, the net amount of cash used for the company's operating activities was $36.6 million, the net amount of cash used for investing activities was $95.8 million, and the net amount of cash provided by financing activities was $253.6 million.  The effect of exchange rate changes on cash was an increase of $0.3 million.

During the first quarter of 2015, the net amount of cash used for the company's operating activities was $241.6 million, the net amount of cash used for investing activities was $162.2 million, and the net amount of cash provided by financing activities was $323.4 million.  The effect of exchange rate changes on cash was a decrease of $14.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 62.3% at April 2, 2016 and 66.3% at December 31, 2015.

The net amount of cash used for the company's operating activities during the first quarter of 2016 was $36.6 million and was primarily due to an increase in net working capital to support the increase is sales, offset, in part, by earnings from operations, adjusted for non-cash items.

The net amount of cash used for the company's operating activities during the first quarter of 2015 was $241.6 million and was primarily due to an increase in working capital, offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 15.9% in the first quarter of 2016 compared with 17.5% in the first quarter of 2015.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2016 was $95.8 million. The uses of cash from investing activities included $46.5 million of cash consideration paid, net of cash acquired, for the acquisition of two businesses and $49.3 million for capital expenditures. Included in capital expenditures for the first quarter of 2016 is $16.6 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first quarter of 2015 was $162.2 million, reflecting $133.1 million of cash consideration paid, net of cash acquired, for the acquisition of three businesses and $31.2 million for capital expenditures. The source of cash from investing activities during the first quarter of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first quarter of 2015 is $10.9 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2016 was $253.6 million. The uses of cash from financing activities included $18.7 million of repurchases of common stock and $3.0 million of other acquisition related payments. The sources of cash from financing activities during the first quarter of 2016 were $0.5 million and $265.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $9.8 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

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

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at April 2, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.58% at April 2, 2016. The facility fee is .20%.  At April 2, 2016, the company had $87.0 million in outstanding borrowings under the revolving credit facility. The Company had $72.0 million in outstanding borrowings under the revolving credit facility at December 31, 2015. During the first quarter of 2016 and 2015, the average daily balance outstanding under the revolving credit facility was $169.6 million and $340.4 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900.0 million under the asset securitization program, which matures in March 2017. The outstanding borrowings have been classified as long-term debt as of April 2, 2016 based on the company’s intent and ability to refinance on a long-term basis by borrowing funds under the revolving credit facility or through refinancing the existing asset securitization program on a long term-basis. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at April 2, 2016), which is based on the company's credit ratings, or an effective interest rate of .87% at April 2, 2016.  The facility fee is .40%. The company had $325.0 million and $75.0 million in outstanding borrowings under the asset securitization program at April 2, 2016 and December 31, 2015, respectively.  During the first quarters of 2016 and 2015, the average daily balance outstanding under the asset securitization program was $614.0 million and $410.6 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 2, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The Company has a $100.0 million uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at April 2, 2016 and December 31, 2015.

In the normal course of business certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly, they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.  Since December 31, 2015, there were no material changes to the contractual obligations of the company, outside the ordinary course of the company’s business.

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400 million of the company's common stock. As of April 2, 2016, the company repurchased 1,476,224 shares under the program with a market value of $82.7 million at the dates of repurchase, of which 43,350 shares with a market value of $2.5 million were repurchased during the first quarter of 2016.

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

There were no significant changes during the first quarter of 2016 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of April 2, 2016 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of a material weakness in the company’s internal control over financial reporting, the company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This material weakness was previously disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2015 and continues to exist as of April 2, 2016.

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

Management determined that the company’s internal controls did not operate effectively to prevent or timely detect unauthorized cash disbursements. Specifically, although management believes internal controls were adequate to timely detect unauthorized cash disbursements so as to prevent or detect a material misstatement of the company’s financial statements, these controls were not adequate to safeguard the company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds. This material weakness in the company’s controls resulted in the inability to prevent and timely detect the fraud loss discussed in Note I of the accompanying Notes to Consolidated Financial Statements.

Remediation of the Material Weakness

Management has initiated a remediation plan and has completed the following actions:

•	enhanced approval requirements for electronic disbursements;

•	increased centralization and levels of review for the processing of disbursements;

•	implemented limits on the amount of cash available for disbursement;

•	increased internal communications to improve security awareness and to emphasize the importance of exercising professional skepticism;

•	established communications protocols for attempted fraudulent disbursements; and

•	replaced individuals responsible for the unauthorized use of the company’s assets

Management will continue to assess whether additional control enhancements are necessary. After the applicable remedial controls operate for a sufficient period of time, management will perform testing to determine whether they are operating effectively.

Management expects to complete the remediation during the second quarter of 2016.

Changes in Internal Control over Financial Reporting

Other than the changes associated with the remediation efforts described above, there was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, the company's Board approved a repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended April 2, 2016:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 30, 2016	—	$—	—	$319,782,917
January 31 through February 27, 2016	327,309	57.08	43,350	317,281,878
February 28 through April 2, 2016	—	—	—	317,281,878
Total	327,309		43,350

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended April 2, 2016 is 283,959 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Amendment No. 26 to the Transfer and Administration Agreement, dated as of March 11, 2016, to the Transfer and Administration Agreement, dated as of March 21, 2001.

10(b)
Amendment No. 3, dated as of January 6, 2016, to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 and Amendment No. 2.

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

ARROW ELECTRONICS, INC.

Date:	May 3, 2016	By:	/s/ Paul J. Reilly
Paul J. Reilly
Executive Vice President, Finance and Operations, and Chief Financial Officer