Form 10-Q
period 2016-07-02
ARROW ELECTRONICS INC
filed 2016-08-02
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 2, 2016

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
Yes ☐   No ☒

There were 91,265,987 shares of Common Stock outstanding as of July 29, 2016.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Sales	$5,972,101	$5,829,989	$11,446,278	$10,832,374
Costs and expenses:
Cost of sales	5,173,310	5,061,394	9,898,589	9,378,457
Selling, general, and administrative expenses	518,704	504,754	1,024,517	959,284
Depreciation and amortization	40,389	39,751	81,322	76,913
Restructuring, integration, and other charges	16,106	17,147	36,894	33,343
	5,748,509	5,623,046	11,041,322	10,447,997
Operating income	223,592	206,943	404,956	384,377
Equity in earnings of affiliated companies	2,227	1,903	4,083	3,216
Interest and other financing expense, net	39,024	34,696	74,599	65,550
Other expense, net	—	1,500	—	2,435
Income before income taxes	186,795	172,650	334,440	319,608
Provision for income taxes	51,457	47,967	92,510	88,834
Consolidated net income	135,338	124,683	241,930	230,774
Noncontrolling interests	1,068	751	1,425	784
Net income attributable to shareholders	$134,270	$123,932	$240,505	$229,990
Net income per share:
Basic	$1.46	$1.30	$2.62	$2.40
Diluted	$1.45	$1.28	$2.59	$2.37
Weighted-average shares outstanding:
Basic	91,782	95,638	91,647	95,776
Diluted	92,693	96,649	92,771	96,874

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Consolidated net income	$135,338	$124,683	$241,930	$230,774
Other comprehensive income:
Foreign currency translation adjustment	(51,510)	47,727	21,669	(150,660)
Unrealized gain (loss) on investment securities, net	(2,030)	2,169	(3,681)	2,293
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	93	(230)	184	693
Employee benefit plan items, net	3,844	882	4,764	1,724
Other comprehensive income (loss)	(49,603)	50,548	22,936	(145,950)
Comprehensive income	85,735	175,231	264,866	84,824
Less: Comprehensive income (loss) attributable to noncontrolling interests	(150)	751	2,215	784
Comprehensive income attributable to shareholders	$85,885	$174,480	$262,651	$84,040

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	July 2, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$495,771	$273,090
Accounts receivable, net	5,704,633	6,161,418
Inventories, net	2,504,121	2,466,490
Other current assets	331,159	285,473
Total current assets	9,035,684	9,186,471
Property, plant, and equipment, at cost:
Land	23,723	23,547
Buildings and improvements	171,125	162,011
Machinery and equipment	1,322,470	1,250,115
	1,517,318	1,435,673
Less: Accumulated depreciation and amortization	(779,767)	(735,495)
Property, plant, and equipment, net	737,551	700,178
Investments in affiliated companies	75,985	73,376
Intangible assets, net	365,603	389,326
Cost in excess of net assets of companies acquired	2,418,958	2,368,832
Other assets	313,025	303,747
Total assets	$12,946,806	$13,021,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,644,655	$5,192,665
Accrued expenses	701,960	819,463
Short-term borrowings, including current portion of long-term debt	111,259	44,024
Total current liabilities	5,457,874	6,056,152
Long-term debt	2,619,003	2,380,575
Other liabilities	421,048	390,392
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2016 and 2015
Issued - 125,424 shares in both 2016 and 2015	125,424	125,424
Capital in excess of par value	1,092,323	1,107,314
Treasury stock (34,073 and 34,501 shares in 2016 and 2015, respectively), at cost	(1,475,671)	(1,480,069)
Retained earnings	4,914,985	4,674,480
Accumulated other comprehensive loss	(262,560)	(284,706)
Total shareholders' equity	4,394,501	4,142,443
Noncontrolling interests	54,380	52,368
Total equity	4,448,881	4,194,811
Total liabilities and equity	$12,946,806	$13,021,930

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 2, 2016	June 27, 2015
Cash flows from operating activities:
Consolidated net income	$241,930	$230,774
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	81,322	76,913
Amortization of stock-based compensation	19,275	22,006
Equity in earnings of affiliated companies	(4,083)	(3,216)
Deferred income taxes	27,669	26,506
Excess tax benefits from stock-based compensation arrangements	(4,939)	(5,842)
Other	2,954	4,574
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	529,246	1,079,153
Inventories	(22,490)	(82,825)
Accounts payable	(606,678)	(1,020,150)
Accrued expenses	(114,741)	(99,366)
Other assets and liabilities	(38,137)	(9,089)
Net cash provided by operating activities	111,328	219,438
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(45,473)	(470,674)
Acquisition of property, plant, and equipment	(88,336)	(68,820)
Other	(12,000)	2,008
Net cash used for investing activities	(145,809)	(537,486)
Cash flows from financing activities:
Change in short-term and other borrowings	67,611	(3,817)
Proceeds from long-term bank borrowings, net	233,000	34,400
Net proceeds from note offering	—	688,162
Redemption of notes	—	(254,313)
Proceeds from exercise of stock options	14,844	14,474
Excess tax benefits from stock-based compensation arrangements	4,939	5,842
Repurchases of common stock	(46,833)	(156,424)
Other	(3,000)	(3,000)
Net cash provided by financing activities	270,561	325,324
Effect of exchange rate changes on cash	(13,399)	(7,910)
Net increase (decrease) in cash and cash equivalents	222,681	(634)
Cash and cash equivalents at beginning of period	273,090	400,355
Cash and cash equivalents at end of period	$495,771	$399,721

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

Note B – Impact of Recently Issued Accounting Standards

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements, and forfeitures related to share-based awards. ASU No. 2016-09 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied using either a retrospective or a modified retrospective approach. The adoption of the provisions of ASU No. 2016-09 is not expected to have a material impact on the company's consolidated financial position or results of operations.

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments (Topic 815) ("ASU No. 2016-06"). ASU No. 2016-06 clarifies the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. ASU No. 2016-06 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted, and is to be applied using a modified retrospective approach. Effective April 3, 2016, the company adopted the provisions of ASU No. 2016-06. The adoption of the provisions of ASU No. 2016-06 did not materially impact the company's consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. ASU No. 2016-02 is effective for interim and annual periods beginning after December 15, 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for interim and annual periods beginning after December 15, 2016, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on the company's consolidated financial position or results of operations.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Effective January 1, 2016, the company adopted the provisions of ASU No. 2015-11. The adoption of the provisions of ASU No. 2015-11 did not materially impact the company's consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2017, with early application permitted for interim and annual periods beginning after December 15, 2016. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In March, April, and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers, Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers, Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); and ASU No. 2016-12, Revenue from Contracts with Customers, Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"), respectively. ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12.

Note C – Acquisitions

2016 Acquisitions

During the first six months of 2016, the company completed two acquisitions for $44,591, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for the first six months of 2016 and 2015 as though the acquisitions occurred on January 1 was also not material.

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

Since the date of the acquisition, immixGroup sales for the first six months of 2016 and 2015 of $225,726 and $96,524, respectively, were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$145,130
Other current assets	24,181
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	46,400
Cost in excess of net assets acquired	183,840
Accounts payable	(136,921)
Accrued expenses	(11,736)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$252,249

In connection with the immixGroup acquisition, the company allocated $44,000 to customer relationships with a life of 13 years and $2,400 to amortizable trade name with a life of 5 years.
The cost in excess of net assets acquired related to the immixGroup acquisition was recorded in the company's global enterprise computing solutions ("ECS") business segment. The intangible assets related to the immixGroup acquisition are expected to be deductible for income tax purposes.
During 2015, the company completed nine additional acquisitions for an aggregate purchase price of approximately $263,341, net of cash acquired, inclusive of an initial 53.7% acquisition of Data Modul AG, and an additional 3.6% acquired subsequent to the original date of acquisition. The company also assumed $84,487 in debt in connection with these acquisitions. The impact of these acquisitions was not material, individually or in the aggregate, to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2015, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1:

	Quarter Ended		Six Months Ended
	June 27, 2015		June 27, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,829,989	$5,926,340	$10,832,374	$11,229,132
Net income attributable to shareholders	123,932	124,342	229,990	232,717
Net income per share:
Basic	$1.30	$1.30	$2.40	$2.43
Diluted	$1.28	$1.29	$2.37	$2.40
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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Cost in excess of net assets of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2015 (a)	$1,230,832	$1,138,000	$2,368,832
Acquisitions and related adjustments	2,224	39,613	41,837
Foreign currency translation adjustment	2,359	5,930	8,289
Balance as of July 2, 2016 (a)	$1,235,415	$1,183,543	$2,418,958

(a)
The total carrying value of cost in excess of net assets of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of July 2, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	494,506	(238,118)	256,388
Developed technology	5 years	14,199	(10,203)	3,996
Other intangible assets	(b)	7,903	(3,684)	4,219
		$617,608	$(252,005)	$365,603

(b)	Consists of non-competition agreements, sales backlog, and an amortizable trade name with useful lives ranging from two to five years.

Intangible assets, net, are comprised of the following as of December 31, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	498,319	(215,263)	283,056
Developed technology	5 years	13,154	(7,894)	5,260
Other intangible assets	(c)	917	(907)	10
		$613,390	$(224,064)	$389,326

(c)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the second quarters of 2016 and 2015, the company recorded amortization expense related to identifiable intangible assets of $14,446 and $13,917, respectively.

During the first six months of 2016 and 2015, the company recorded amortization expense related to identifiable intangible assets of $27,359 and $25,024, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and a 50% interest in Arrow Altech Holdings (Pty.) Ltd ("Altech Industries"), a joint venture with Allied Technologies Limited. As a result of one of the company's 2015 acquisitions, the company acquired a 50% interest in two immaterial joint ventures which are included in "Other" in the tables below. These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company's investment in the following joint ventures:

	July 2, 2016	December 31, 2015
Marubun/Arrow	$64,042	$62,530
Altech Industries	9,311	8,261
Other	2,632	2,585
	$75,985	$73,376
The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Marubun/Arrow	$1,846	$1,609	$3,510	$2,753
Altech Industries	317	201	518	332
Other	64	93	55	131
	$2,227	$1,903	$4,083	$3,216

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At July 2, 2016, the company's pro-rata share of this debt was approximately $1,250. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 2, 2016	December 31, 2015
Accounts receivable	$5,754,519	$6,211,077
Allowances for doubtful accounts	(49,886)	(49,659)
Accounts receivable, net	$5,704,633	$6,161,418

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At July 2, 2016 and December 31, 2015, short-term borrowings of $111,259 and $44,024, respectively, were primarily utilized to support the working capital requirements. The weighted-average interest rate on these borrowings was .94% and 3.30% at July 2, 2016 and December 31, 2015, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	July 2, 2016	December 31, 2015
Revolving credit facility	$45,000	$72,000
Asset securitization program	335,000	75,000
6.875% senior debentures, due 2018	199,117	198,886
3.00% notes, due 2018	298,602	298,197
6.00% notes, due 2020	299,058	298,932
5.125% notes, due 2021	248,705	248,566
3.50% notes, due 2022	345,415	345,061
4.50% notes, due 2023	296,417	296,194
4.00% notes, due 2025	344,356	344,092
7.50% senior debentures, due 2027	198,440	198,366
Interest rate swaps designated as fair value hedges	2,252	711
Other obligations with various interest rates and due dates	6,641	4,570
	$2,619,003	$2,380,575

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	July 2, 2016	December 31, 2015
6.875% senior debentures, due 2018	$216,000	$218,000
3.00% notes, due 2018	303,000	303,000
6.00% notes, due 2020	332,500	330,000
5.125% notes, due 2021	270,500	267,500
3.50% notes, due 2022	358,000	343,000
4.50% notes, due 2023	319,500	309,000
4.00% notes, due 2025	358,500	336,000
7.50% senior debentures, due 2027	252,500	238,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at July 2, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.71% at July 2, 2016. The facility fee, which is based on the company's credit ratings, was .20% at July 2, 2016.  The company had $45,000 and $72,000 in outstanding borrowings under the revolving credit facility at July 2, 2016 and December 31, 2015, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900,000 under the asset securitization program, which matures in March 2017. The outstanding borrowings have been classified as long-term debt as of July 2, 2016 based on the company’s intent and ability to refinance on a long-term basis by borrowing funds under the revolving credit facility or through refinancing the existing asset securitization program on a long-term basis. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at July 2, 2016), which is based on the company's credit ratings, or an effective interest rate of .95% at July 2, 2016. The facility fee is .40%.

At July 2, 2016 and December 31, 2015, the company had $335,000 and $75,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $1,729,000 and $1,871,831, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 2, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During February 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During February 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for 2015 was $2,943 and was recognized as a loss on prepayment of debt, which was included in "Other expense, net" in the company's consolidated statements of operations.

The company has a $100,000 uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at July 2, 2016 and December 31, 2015.

Interest and other financing expense, net, includes interest and dividend income of $1,376 and $3,390 for the second quarter and first six months of 2016, respectively. Interest and other financing expense, net, includes interest and dividend income of $1,489 and $2,462 for the second quarter and first six months of 2015, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at July 2, 2016:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$35,980	$—	$—	$35,980
Interest rate swaps	—	2,252	—	2,252
Foreign exchange contracts	—	2,139	—	2,139
Contingent consideration	—	—	(2,522)	(2,522)
	$35,980	$4,391	$(2,522)	$37,849

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Level 1	Level 2	Level 3	Total
Available-for-sale securities	$41,178	$—	$—	$41,178
Interest rate swaps	—	711	—	711
Foreign exchange contracts	—	(738)	—	(738)
Contingent consideration	—	—	(3,889)	(3,889)
	$41,178	$(27)	$(3,889)	$37,262

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C). The company tests these assets for impairment if indicators of potential impairment exist.

During the first six months of 2016 and 2015, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	July 2, 2016		December 31, 2015
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$17,485	$10,016	$17,389
Unrealized holding gain	3,239	5,240	8,708	5,065
Fair value	$13,255	$22,725	$18,724	$22,454

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

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200,000. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $896 in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss" and is being reclassified into income over the seven-year term of the notes due in 2022. For the 2015 swaps, the company reclassified into income $30 and $59 for the second quarter and first six months of 2016, respectively. The company reclassified into income $30 and $39 for the second quarter and first six months of 2015, respectively.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.00% notes to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 4.88% at July 2, 2016), through its maturity. The swap is classified as a fair value hedge and had a fair value of $1,758 at July 2, 2016.

In April 2014, the company entered into an interest rate swap, with a notional amount of $50,000. The swap modifies the company's interest rate exposure by effectively converting a portion of the fixed 6.875% senior debentures to a floating rate, based on the six-month U.S. dollar LIBOR plus a spread (an effective interest rate of 6.41% at July 2, 2016), through its maturity. The swap is classified as a fair value hedge and had a fair value of $494 at July 2, 2016.

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at July 2, 2016 and December 31, 2015 was $367,332 and $382,025, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The fair values of derivative instruments in the company's consolidated balance sheets are as follows:

	Asset (Liability) Derivatives
		Fair Value
	Balance Sheet Location	July 2, 2016	December 31, 2015
Derivative instruments designated as hedges:
Interest rate swaps designated as fair value hedges	Other liabilities	$—	$—
Interest rate swaps designated as fair value hedges	Other assets	2,252	711
Foreign exchange contracts designated as cash flow hedges	Other current assets	77	896
Foreign exchange contracts designated as cash flow hedges	Accrued expenses	(874)	(572)
Total derivative instruments designated as hedging instruments		1,455	1,035
Derivative instruments not designated as hedges:
Foreign exchange contracts	Other current assets	4,764	1,729
Foreign exchange contracts	Accrued expenses	(1,828)	(2,791)
Total derivative instruments not designated as hedging instruments		2,936	(1,062)
Total		$4,391	$(27)

The effect of derivative instruments on the company's consolidated statements of operations is as follows:

	Gain (Loss) Recognized in Income
	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Derivative instruments not designated as hedges:
Foreign exchange contracts (a)	$4,660	$(1,187)	$1,612	$(379)
Total	$4,660	$(1,187)	$1,612	$(379)

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	July 2, 2016		July 2, 2016
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$543	$—	$(534)
Loss reclassified into income	$(150)	$(469)	$(299)	$(1,091)

	Cash Flow Hedges
	Quarter Ended		Six Months Ended
	June 27, 2015		June 27, 2015
	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)	Interest Rate Swaps (b)	Foreign Exchange Contracts (c)
Effective portion:
Gain (loss) recognized in other comprehensive income	$—	$(2,245)	$827	$437
Gain (loss) reclassified into income	$(141)	$163	$(302)	$(678)
Ineffective portion:
Gain recognized in income	$—	$—	$69	$—

(a)	The amount of gain (loss) recognized in income on derivatives is recorded in "Cost of sales" in the company's consolidated statements of operations.

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

Note I – Restructuring, Integration, and Other Charges

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Restructuring and integration charges - current period actions	$7,652	$9,875	$10,103	$19,185
Restructuring and integration charges - actions taken in prior periods	1,838	268	3,961	678
Other charges	6,616	7,004	22,830	13,480
	$16,106	$17,147	$36,894	$33,343

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2016 Restructuring and Integration Charges

The following table presents the components of the 2016 restructuring and integration charges and activity in the related restructuring and integration accrual for the first six months of 2016:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$7,529	$2,473	$101	$10,103
Payments	(2,696)	(312)	(75)	(3,083)
Foreign currency translation	(113)	(12)	(15)	(140)
Balance as of July 2, 2016	$4,720	$2,149	$11	$6,880

These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first six months of 2016 related to the 2015 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$16,321	$403	$159	$16,883
Restructuring and integration charges	1,830	2,209	—	4,039
Payments	(13,982)	(440)	(31)	(14,453)
Foreign currency translation	(18)	2	—	(16)
Balance as of July 2, 2016	$4,151	$2,174	$128	$6,453

Restructuring and Integration Accruals Related to Actions Taken Prior to 2015

The following table presents the activity in the restructuring and integration accruals for the first six months of 2016 related to restructuring and integration actions taken prior to 2015:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$2,754	$2,341	$—	$5,095
Restructuring and integration charges (credits)	(308)	(64)	294	(78)
Payments	(981)	(964)	(378)	(2,323)
Foreign currency translation	40	(19)	84	105
Balance as of July 2, 2016	$1,505	$1,294	$—	$2,799

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $16,132 at July 2, 2016, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $10,376 relate to the termination of personnel that have scheduled payouts of $7,908 in 2016, $2,129 in 2017, $306 in 2018, $17 in 2019, and $16 in 2020.

•	The accruals for facilities totaling $5,617 relate to vacated leased properties that have scheduled payments of $4,016 in 2016, $813 in 2017, $667 in 2018, and $121 in 2019.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

•	Other accruals of $139 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the second quarter and first six months of 2016 are fraud loss, acquisition-related, and other expenses of $6,616 and $22,830, respectively. The company determined that it was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a company account in Europe to outside bank accounts in Asia in January 2016.  An independent investigation and legal actions by the company and law enforcement are ongoing.  To date, the information gathered by the company indicates that this is an isolated event not associated with a security breach or loss of data.  Additionally, no officers or employees of the company were involved in the fraud. During the first six months of 2016, the Company recorded a fraud loss, net of insurance recoveries, of $3,942. During the second quarter of 2016, the company recorded a credit of $9,253, which included insurance recoveries and incremental expenses related to the fraud loss. Included within “Other current assets” is approximately $29,000 of cash frozen in outside bank accounts that the company believes is probable of recovery. The charges for the second quarter and first six months of 2016 of $3,334 and $4,956, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. During 2016, the company adopted an amendment to its Wyle defined benefit plan and incurred a settlement expense of $12,211 during the second quarter of 2016.

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

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income attributable to shareholders	$134,270	$123,932	$240,505	$229,990
Weighted-average shares outstanding - basic	91,782	95,638	91,647	95,776
Net effect of various dilutive stock-based compensation awards	911	1,011	1,124	1,098
Weighted-average shares outstanding - diluted	92,693	96,649	92,771	96,874
Net income per share:
Basic	$1.46	$1.30	$2.62	$2.40
Diluted (a)	$1.45	$1.28	$2.59	$2.37

(a)
Stock-based compensation awards for the issuance of 848,000 and 987,000 shares for the second quarter and first six months of 2016 and 709,000 and 607,000 shares for the second quarter and first six months of 2015, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding non-controlling interests:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Foreign Currency Translation Adjustment:
Other comprehensive income (loss) before reclassifications (a)	$(50,181)	$47,890	$19,788	$(151,338)
Amounts reclassified into income	(111)	(163)	1,091	678
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	(2,030)	2,169	(3,681)	2,293
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	—	(346)	—	550
Amounts reclassified into income	93	116	184	143
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	31	35	72	69
Amounts reclassified into income	3,813	847	4,692	1,655
Net change in Accumulated other comprehensive income (loss)	$(48,385)	$50,548	$22,146	$(145,950)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $3,982 and $(28,819) for the second quarter and first six months of 2016 and $600 and $45,863 for the second quarter and first six months of 2015, respectively.

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400,000 of the company's common stock. As of July 2, 2016, the company repurchased 1,982,894 shares under the program with a market value of $113,778 at the dates of repurchase, of which 506,670 shares with a market value of $31,060 were repurchased during the second quarter of 2016.

Note L – Employee Benefit Plans

In 2016, the company adopted an amendment to its Wyle defined benefit plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. Lump sum payments of $26,063 were made during June 2016 and the company incurred a settlement expense of $12,211.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The components of the net periodic benefit costs for the Wyle defined benefit plan are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Components of net periodic benefit costs:
Service cost	$—	$—	$—	$—
Interest cost	1,328	1,330	2,656	2,659
Expected return on plan assets	(1,538)	(1,790)	(3,076)	(3,580)
Amortization of net loss	443	417	885	834
Amortization of prior service cost	—	—	—	—
Net periodic benefit costs	233	(43)	465	(87)
Settlement charge	12,211	—	12,211	—
Net benefit costs	$12,444	$(43)	$12,676	$(87)

Note M – Contingencies

Environmental Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. As part of the settlement agreement, the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,000 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and, though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $300 to $750. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $50,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $12,400 to $24,500. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Sales:
Global components	$3,832,972	$3,698,175	$7,508,901	$7,044,938
Global ECS	2,139,129	2,131,814	3,937,377	3,787,436
Consolidated	$5,972,101	$5,829,989	$11,446,278	$10,832,374
Operating income (loss):
Global components	$178,385	$169,817	$349,155	$334,712
Global ECS	109,399	98,394	187,611	165,911
Corporate (a)	(64,192)	(61,268)	(131,810)	(116,246)
Consolidated	$223,592	$206,943	$404,956	$384,377

(a)
Includes restructuring, integration, and other charges of $16,106 and $36,894 for the second quarter and first six months of 2016 and $17,147 and $33,343 for the second quarter and first six months of 2015, respectively.

Total assets, by segment, are as follows:

	July 2, 2016	December 31, 2015
Global components	$7,887,307	$7,276,143
Global ECS	4,335,613	5,074,529
Corporate	723,886	671,258
Consolidated	$12,946,806	$13,021,930

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Americas (b)	$2,809,558	$2,912,126	$5,430,035	$5,374,315
EMEA (c)	1,777,026	1,665,013	3,442,906	3,169,937
Asia/Pacific	1,385,517	1,252,850	2,573,337	2,288,122
Consolidated	$5,972,101	$5,829,989	$11,446,278	$10,832,374

(b)
Includes sales related to the United States of $2,591,296 and $4,987,359 for the second quarter and first six months of 2016 and $2,702,783 and $4,953,205 for the second quarter and first six months of 2015, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	July 2, 2016	December 31, 2015
Americas (d)	$613,475	$582,973
EMEA	90,547	88,727
Asia/Pacific	33,529	28,478
Consolidated	$737,551	$700,178

(d)	Includes net property, plant, and equipment related to the United States of $609,633 and $580,791 at July 2, 2016 and December 31, 2015, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions business segment.  The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment.  For the first six months of 2016, approximately 66% of the company's sales were from the global components business segment and approximately 34% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2016 increased by 2.4% and 5.7%, respectively, compared with the year-earlier period. The increase for the second quarter of 2016 was driven by an increase in the global components business segment sales of 3.6%. The increase for the first six months of 2016 was driven by an increase in the global components business segment sales of 6.6% and an increase in the global ECS business segment sales of 4.0%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 1.6% for the first six months of 2016, compared with the year-earlier period.

Net income attributable to shareholders increased to $134.3 million and $240.5 million in the second quarter and first six months of 2016, respectively, compared to $123.9 million and $230.0 million in the year-earlier periods. The following items impacted the comparability of the company's results:

Second quarters of 2016 and 2015:

•	restructuring, integration, and other charges of $16.1 million in 2016 and $17.1 million in 2015;

•	identifiable intangible asset amortization of $14.4 million in 2016 and $13.9 million in 2015; and

•	a loss on investment of $1.5 million in 2015.

First six months of 2016 and 2015:

•	restructuring, integration, and other charges of $36.9 million in 2016 and $33.3 million in 2015;

•	identifiable intangible asset amortization of $27.4 million in 2016 and $25.0 million in 2015;

•	a loss on prepayment of debt of $2.9 million in 2015;

•	a gain on sale of investment of $2.0 million in 2015; and

•	a loss on investment of $1.5 million in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2016 increased to $152.7 million and $285.0 million, respectively, compared with $148.9 million and $276.7 million in the year-earlier periods.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Consolidated sales, as reported	$5,972	$5,830	2.4%	$11,446	$10,832	5.7%
Impact of changes in foreign currencies	—	(1)		—	(61)
Impact of acquisitions	—	163		38	532
Consolidated sales, as adjusted*	$5,972	$5,992	flat	$11,485	$11,303	1.6%

Global components sales, as reported	$3,833	$3,698	3.6%	$7,509	$7,045	6.6%
Impact of changes in foreign currencies	—	(6)		—	(46)
Impact of acquisitions	—	96		—	314
Global components sales, as adjusted*	$3,833	$3,788	1.2%	$7,509	$7,313	2.7%

Global ECS sales, as reported	$2,139	$2,132	flat	$3,937	$3,787	4.0%
Impact of changes in foreign currencies	—	5		—	(15)
Impact of acquisitions	—	67		38	218
Global ECS sales, as adjusted*	$2,139	$2,204	(2.9)%	$3,976	$3,990	flat

* The sum of the components for consolidated sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2016 increased by $142.1 million, or 2.4%, and $613.9 million, or 5.7%, respectively, compared with the year-earlier period. The increase for the second quarter of 2016 was driven by an increase in global components business segment sales of $134.8 million, or 3.6%. The increase for the first six months of 2016 was driven by an increase in global components business segment sales of $464.0 million, or 6.6%, and an increase in global ECS business segment sales of $149.9 million, or 4.0%, compared with the year-earlier period. Adjusted for changes in foreign currencies and acquisitions, consolidated sales increased 1.6% for the first six months of 2016, compared with the year-earlier period.

In the global components business segment, sales for the second quarter and first six months of 2016 increased 3.6% and 6.6%, respectively, compared with the year-earlier periods, primarily due to increased demand in the EMEA region and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 1.2% and 2.7% for the second quarter and first six months of 2016, respectively, compared with the year-earlier period.

In the global ECS business segment, sales for the second quarter of 2016 were flat and sales for the first six months of 2016 increased 4.0%, compared with the year-earlier period due to the increased demand in the EMEA region and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 2.9% for the second quarter of 2016 and were flat for the first six months of 2016, compared with the year-earlier period due to the decline in the Americas region partially offset by the growth in the EMEA region.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Consolidated gross profit, as reported	$799	$769	3.9%	$1,548	$1,454	6.4%
Impact of changes in foreign currencies	—	1		—	(8)
Impact of acquisitions	—	16		4	64
Consolidated gross profit, as adjusted*	$799	$785	1.7%	$1,552	$1,510	2.8%
Consolidated gross profit as a percentage of sales, as reported	13.4%	13.2%	20 bps	13.5%	13.4%	10 bps
Consolidated gross profit as a percentage of sales, as adjusted	13.4%	13.1%	30 bps	13.5%	13.4%	10 bps

* The sum of the components for consolidated gross profit, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $798.8 million and $1.55 billion in the second quarter and first six months of 2016, respectively, compared with $768.6 million and $1.45 billion in the year-earlier period.  The increase in gross profit was primarily due to the aforementioned 2.4% and 5.7% increase in sales during the second quarter and first six months of 2016, respectively. Gross profit margin increased approximately 20 and 10 basis points for the second quarter and first six months of 2016, respectively, compared with the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	July 2, 2016	June 27, 2015	% Change	July 2, 2016	June 27, 2015	% Change
Selling, general, and administrative expenses, as reported	$519	$505	2.8%	$1,025	$959	6.8%
Depreciation and amortization, as reported	40	40	1.6%	81	77	5.7%
Operating expenses, as reported	559	545	2.7%	1,106	1,036	6.7%
Impact of changes in foreign currencies	—	—		—	(7)
Impact of acquisitions	—	12		4	49
Operating expenses, as adjusted	$559	$557	flat	$1,110	$1,078	3.0%
Operating expenses as a percentage of sales, as reported	9.4%	9.3%	10 bps	9.7%	9.6%	10 bps
Operating expenses as a percentage of sales, as adjusted	9.4%	9.3%	10 bps	9.7%	9.5%	20 bps

Selling, general, and administrative expenses increased by $14.0 million, or 2.8%, in the second quarter of 2016 on a sales increase of 2.4%, and increased by $65.2 million, or 6.8%, in the first six months of 2016 on a sales increase of 5.7%, compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales were 8.7% and 9.0% for the second quarter and first six months of 2016, respectively, compared with 8.7% and 8.9% in the year-earlier period.

Depreciation and amortization expense increased by $0.6 million, or 1.6%, and $4.4 million, or 5.7%, for the second quarter and first six months of 2016, respectively, compared with the year-earlier period, primarily due to recent acquisitions. Included in depreciation and amortization expense is identifiable intangible asset amortization of $14.4 million and $27.4 million for the second quarter and first six months of 2016 compared to $13.9 million and $25.0 million for the second quarter and first six months of 2015, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses were flat for the second quarter of 2016 and increased 3.0% for the first six months of 2016. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales were 9.4% and 9.7% for second quarter and first six months of 2016, respectively, compared with 9.3% and 9.5% for the second quarter and first six months of 2015, respectively.

Restructuring, Integration, and Other Charges

2016 Charges

The company recorded restructuring, integration, and other charges of $16.1 million and $36.9 million for the second quarter and first six months of 2016, respectively. For the second quarter and first six months of 2016, restructuring and integration charges of $7.7 million and $10.1 million, respectively, related to initiatives taken by the company during 2016 to improve operating efficiencies. For the first six months of 2016, the company recorded a fraud loss, net of insurance recoveries, of $3.9 million. During the second quarter of 2016, the company recorded a credit of $9.3 million, which included insurance recoveries and incremental expenses related to the fraud loss. Also included for the second quarter and first six months of 2016 are acquisition-related expenses of $3.3 million and $5.0 million, respectively, and a pension settlement charge of $12.2 million for both the second quarter and first six months of 2016.

The restructuring and integration charge of $7.7 million and $10.1 million for the second quarter and first six months of 2016, respectively, includes personnel costs of $5.1 million and $7.5 million. Also included therein for both the second quarter and first six months of 2016 are facilities costs of $2.5 million and other costs of $0.1 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Charges

The company recorded restructuring, integration, and other charges of $17.1 million and $33.3 million for the second quarter and first six months of 2015, respectively. Included therein for the second quarter and first six months of 2015 are restructuring and integration charges of $9.9 million and $19.2 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included therein for the second quarter and first six months of 2015 are acquisition-related expenses and other charges of $7.0 million and $13.5 million, respectively.

The restructuring and integration charge of $9.9 million and $19.2 million for the second quarter and first six months of 2015, respectively, includes personnel costs of $8.6 million and $16.5 million, facilities costs of $1.2 million and $1.8 million, and other costs of $0.1 million and $0.9 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of July 2, 2016, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Consolidated operating income, as reported	$224	$207	$405	$384
Identifiable intangible asset amortization	14	14	27	25
Restructuring, integration, and other charges	16	17	37	33
Consolidated operating income, as adjusted*	$254	$238	$469	$443
Consolidated operating income as a percentage of sales, as reported	3.7%	3.5%	3.5%	3.5%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.3%	4.1%	4.1%	4.1%

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $223.6 million, or 3.7% of sales, and $405.0 million, or 3.5% of sales, in the second quarter and first six months of 2016, respectively, compared with operating income of $206.9 million, or 3.5% of sales, and $384.4 million, or 3.5% of sales, in the year-earlier period. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $254.1 million, or 4.3% of sales, and $469.2 million, or 4.1% of sales, in the second quarter and first six months of 2016, respectively, compared with operating income, as adjusted, of $238.0 million, or 4.1% of sales, and $442.7 million, or 4.1% of sales, in the year-earlier period.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $39.0 million and $74.6 million for the second quarter and first six months of 2016, respectively, compared with $34.7 million and $65.6 million in the year-earlier period. The increase for the second quarter and first six months of 2016 was primarily due to higher average debt outstanding.

Other Expense, Net

During the second quarter of 2015, the company recorded a loss on investment of $1.5 million.

During the first six months of 2015, the company recorded a loss on prepayment of debt of $2.9 million, related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015. Additionally, during the first six months of 2015, the company recorded a gain on sale of investment of $2.0 million.

Income Taxes

The company recorded a provision for income taxes of $51.5 million and $92.5 million (an effective tax rate of 27.5% and 27.7%) for the second quarter and first six months of 2016, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2016 were impacted by the previously discussed restructuring, integration, and other charges. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2016 was 28.5% and 28.1%, respectively.

The company recorded a provision for income taxes of $48.0 million and $88.8 million (an effective tax rate of 27.8% ) for the second quarter and first six months of 2015, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2015 were impacted by the previously discussed restructuring, integration, and other charges, loss on prepayment of debt, gain on sale of investments, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2015 was 27.6%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	July 2, 2016	June 27, 2015	July 2, 2016	June 27, 2015
Net income attributable to shareholders, as reported	$134	$124	$241	$230
Identifiable intangible asset amortization	14	14	26	25
Restructuring, integration, and other charges	16	17	37	33
Loss on prepayment of debt	—	—	—	3
Gain on sale of investment	—	—	—	(2)
Loss on investment	—	2	—	2
Tax effect of adjustments above	(11)	(8)	(19)	(14)
Net income attributable to shareholders, as adjusted	$153	$149	$285	$277

The company recorded net income attributable to shareholders of $134.3 million and $240.5 million in the second quarter and first six months of 2016, respectively, compared with $123.9 million and $230.0 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $152.7 million and $285.0 million for the second quarter and first six months of 2016, respectively, compared with $148.9 million and $276.7 million in the year-earlier period.

Liquidity and Capital Resources

At July 2, 2016 and December 31, 2015, the company had cash and cash equivalents of $495.8 million and $273.1 million, respectively, of which $444.6 million and $232.6 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2016, the net amount of cash provided by the company's operating activities was $111.3 million, the net amount of cash used for investing activities was $145.8 million, and the net amount of cash provided by financing activities was $270.6 million.  The effect of exchange rate changes on cash was a decrease of $13.4 million.

During the first six months of 2015, the net amount of cash provided by the company's operating activities was $219.4 million, the net amount of cash used for investing activities was $537.5 million, and the net amount of cash provided by financing activities was $325.3 million.  The effect of exchange rate changes on cash was a decrease of $7.9 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 63.4% at July 2, 2016 and 66.3% at December 31, 2015.

The net amount of cash provided by the company's operating activities during the first six months of 2016 was $111.3 million and was primarily due to an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital.

The net amount of cash provided by the company's operating activities during the first six months of 2015 was $219.4 million and was primarily due to earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales was 15.6% in the second quarter of 2016 compared with 14.7% in the second quarter of 2015.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2016 was $145.8 million. The uses of cash from investing activities included $45.5 million of cash consideration paid, net of cash acquired, for the acquisition of two businesses and $88.3 million for capital expenditures. Included in capital expenditures for the first six months of 2016 is $31.4 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first six months of 2015 was $537.5 million, reflecting $470.7 million of cash consideration paid, net of cash acquired, for six acquired businesses and $68.8 million for capital expenditures. The source of cash from investing activities during the first six months of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first six months of 2015 is $22.4 million related to the company's global ERP initiative.

During the first six months of 2015 the company completed six acquisitions, inclusive of a 53.7% acquisition of Data Modul AG.
The aggregate consideration paid for these acquisitions was $470.7 million, net of cash acquired.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2016 was $270.6 million. The uses of cash from financing activities included $46.8 million of repurchases of common stock and $3.0 million of other acquisition related payments. The sources of cash from financing activities during the first six months of 2016 were $67.6 million and $233.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $19.8 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash provided by financing activities during the first six months of 2015 was $325.3 million. The uses of cash from financing activities included a $3.8 million decrease in short-term and other borrowings, $254.3 million of redemption of notes, $156.4 million of repurchases of common stock, and other contingent consideration payments of $3.0 million. The sources of cash from financing activities during the first six months of 2015 were $34.4 million of net repayments of long-term bank borrowings, $688.2 million of net proceeds from a note offering, and $20.3 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

During the first six months of 2015, the company completed the sale of $350.0 million principal amount of 3.50% notes due in 2022 and $350.0 million principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688.2 million were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During the first six months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first six months of 2015 aggregated $2.9 million and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at July 2, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.71% at July 2, 2016. The facility fee is .20%.  The company had $45.0 million and $72.0 million in outstanding borrowings under the revolving credit facility at July 2, 2016 and December 31, 2015, respectively. During the first six months of 2016 and 2015, the average daily balance outstanding under the revolving credit facility was $245.2 million and $393.6 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $900.0 million under the asset securitization program, which matures in March 2017. The outstanding borrowings have been classified as long-term debt as of July 2, 2016 based on the company’s intent and ability to refinance on a long-term basis by borrowing funds under the revolving credit facility or through refinancing the existing asset securitization program on a long-term basis. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at July 2, 2016), which is based on the company's credit ratings, or an effective interest rate of .95% at July 2, 2016.  The facility fee is .40%. The company had $335.0 million and $75.0 million in outstanding borrowings under the asset securitization program at July 2, 2016 and December 31, 2015, respectively.  During the second quarters of 2016 and 2015, the average daily balance outstanding under the asset securitization program was $607.2 million and $407.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 2, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at July 2, 2016 and December 31, 2015.

In the normal course of business, certain of the company’s subsidiaries have agreements to sell, without recourse, selected trade receivables to financial institutions. The company does not retain financial or legal interests in these receivables, and, accordingly, they are accounted for as sales of the related receivables and the receivables are removed from the company’s consolidated balance sheets. Financing costs related to these transactions were not material and are included in "Interest and other financing expense, net" in the company’s consolidated statements of operations.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.  Since December 31, 2015, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business.

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400 million of the company's common stock. As of July 2, 2016, the company repurchased 1,982,894 shares under the program with a market value of $113.8 million at the dates of repurchase, of which 506,670 shares with a market value of $31.1 million were repurchased during the second quarter of 2016.

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

There were no significant changes during the first six months of 2016 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of July 2, 2016 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of a material weakness in the company’s internal control over financial reporting, the company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This material weakness was previously disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2015 and continues to exist as of July 2, 2016.

Notwithstanding the identified material weakness described below, management does not believe that these deficiencies had an adverse effect on the company’s reported operating results or financial condition and management has determined that the financial statements and other information included in this report and other periodic filings present fairly in all material respects the company’s financial condition, results of operations, and cash flows at and for the periods presented in accordance with accounting principles generally accepted in the United States (“GAAP”).

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

Remediation of the Material Weakness

Management has initiated a remediation plan and has completed the following actions:

•	enhanced approval requirements for electronic disbursements;

•	increased centralization and levels of review for the processing of disbursements;

•	implemented limits on the amount of cash available for disbursement;

•	increased internal communications to improve security awareness and to emphasize the importance of exercising professional skepticism;

•	established communications protocols for attempted fraudulent disbursements; and

•	replaced individuals responsible for the unauthorized use of the company’s assets.

Management began testing its remedial controls during the second quarter of 2016. After the applicable remedial controls operate effectively for a sufficient period of time, management believes that it will be able to conclude that the material weakness has been remediated.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, the company's Board approved a repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended July 2, 2016:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
April 3 through April 30, 2016	—	$—	—	$317,281,878
May 1 through May 28, 2016	409,276	61.30	407,741	292,281,928
May 29 through July 2, 2016	98,929	61.26	98,929	286,221,575
Total	508,205		506,670

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended July 2, 2016 is 1,535 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	August 2, 2016	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer