Form 10-Q
period 2016-10-01
ARROW ELECTRONICS INC
filed 2016-11-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 1, 2016

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
Yes ☐   No ☒

There were 89,585,959 shares of Common Stock outstanding as of October 28, 2016.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Sales	$5,936,092	$5,698,304	$17,382,370	$16,530,678
Costs and expenses:
Cost of sales	5,162,930	4,955,937	15,061,519	14,334,394
Selling, general, and administrative expenses	510,017	497,876	1,534,534	1,457,160
Depreciation and amortization	40,194	40,941	121,516	117,854
Restructuring, integration, and other charges	24,267	17,756	61,161	51,099
	5,737,408	5,512,510	16,778,730	15,960,507
Operating income	198,684	185,794	603,640	570,171
Equity in earnings of affiliated companies	1,311	1,674	5,394	4,890
Gain on sale of investment	—	—	—	2,008
Interest and other financing expense, net	37,229	35,409	111,828	100,959
Other expense, net	—	—	—	4,443
Income before income taxes	162,766	152,059	497,206	471,667
Provision for income taxes	44,931	41,755	137,441	130,589
Consolidated net income	117,835	110,304	359,765	341,078
Noncontrolling interests	108	1,060	1,533	1,844
Net income attributable to shareholders	$117,727	$109,244	$358,232	$339,234
Net income per share:
Basic	$1.29	$1.16	$3.92	$3.56
Diluted	$1.28	$1.15	$3.87	$3.52
Weighted-average shares outstanding:
Basic	90,937	94,302	91,412	95,277
Diluted	91,938	95,363	92,487	96,302

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Consolidated net income	$117,835	$110,304	$359,765	$341,078
Other comprehensive income:
Foreign currency translation adjustment and other	16,336	(34,931)	38,005	(185,591)
Unrealized gain (loss) on investment securities, net	1,273	(2,553)	(2,408)	(260)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	94	89	278	782
Employee benefit plan items, net	814	883	5,578	2,607
Other comprehensive income (loss)	18,517	(36,512)	41,453	(182,462)
Comprehensive income	136,352	73,792	401,218	158,616
Less: Comprehensive income attributable to noncontrolling interests	576	1,096	2,791	1,880
Comprehensive income attributable to shareholders	$135,776	$72,696	$398,427	$156,736

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	October 1, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$384,415	$273,090
Accounts receivable, net	5,912,085	6,161,418
Inventories, net	2,605,408	2,466,490
Other current assets	289,356	285,473
Total current assets	9,191,264	9,186,471
Property, plant, and equipment, at cost:
Land	23,864	23,547
Buildings and improvements	174,127	162,011
Machinery and equipment	1,353,862	1,250,115
	1,551,853	1,435,673
Less: Accumulated depreciation and amortization	(801,340)	(735,495)
Property, plant, and equipment, net	750,513	700,178
Investments in affiliated companies	89,059	73,376
Intangible assets, net	355,968	389,326
Goodwill	2,441,846	2,368,832
Other assets	309,393	303,747
Total assets	$13,138,043	$13,021,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,747,227	$5,192,665
Accrued expenses	698,525	819,463
Short-term borrowings, including current portion of long-term debt	77,348	44,024
Total current liabilities	5,523,100	6,056,152
Long-term debt	2,704,851	2,380,575
Other liabilities	429,631	390,392
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2016 and 2015
Issued - 125,424 shares in both 2016 and 2015	125,424	125,424
Capital in excess of par value	1,102,697	1,107,314
Treasury stock (35,838 and 34,501 shares in 2016 and 2015, respectively), at cost	(1,590,818)	(1,480,069)
Retained earnings	5,032,712	4,674,480
Accumulated other comprehensive loss	(244,511)	(284,706)
Total shareholders' equity	4,425,504	4,142,443
Noncontrolling interests	54,957	52,368
Total equity	4,480,461	4,194,811
Total liabilities and equity	$13,138,043	$13,021,930

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 1, 2016	September 26, 2015
Cash flows from operating activities:
Consolidated net income	$359,765	$341,078
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	121,516	117,854
Amortization of stock-based compensation	29,783	33,783
Equity in earnings of affiliated companies	(5,394)	(4,890)
Deferred income taxes	30,191	26,881
Gain on sale of investment	—	(2,008)
Excess tax benefits from stock-based compensation arrangements	(4,953)	(5,863)
Other	4,464	8,057
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	335,455	1,056,282
Inventories	(117,674)	(44,890)
Accounts payable	(513,365)	(1,318,702)
Accrued expenses	(102,915)	(72,728)
Other assets and liabilities	(1,121)	(23,910)
Net cash provided by operating activities	135,752	110,944
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(68,946)	(512,910)
Acquisition of property, plant, and equipment	(126,341)	(113,056)
Other	(12,000)	2,008
Net cash used for investing activities	(207,287)	(623,958)
Cash flows from financing activities:
Change in short-term and other borrowings	31,941	(4,069)
Proceeds from long-term bank borrowings, net	320,000	238,700
Net proceeds from note offering	—	688,162
Redemption of notes	—	(254,313)
Proceeds from exercise of stock options	16,686	14,722
Excess tax benefits from stock-based compensation arrangements	4,953	5,863
Repurchases of common stock	(167,178)	(206,601)
Other	(3,000)	(5,831)
Net cash provided by financing activities	203,402	476,633
Effect of exchange rate changes on cash	(20,542)	(27,230)
Net increase (decrease) in cash and cash equivalents	111,325	(63,611)
Cash and cash equivalents at beginning of period	273,090	400,355
Cash and cash equivalents at end of period	$384,415	$336,744

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

Note B – Impact of Recently Issued Accounting Standards

In October 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810)("ASU No. 2016-17").  ASU No. 2016-17 amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. ASU No. 2016-17 is effective for the company in the first quarter of 2017, with early adoption permitted, and is to be applied using a retrospective approach. The adoption of the provisions of ASU No. 2016-17 is not expected to have a material impact on the company's consolidated financial position or results of operations.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740)("ASU No. 2016-16").  ASU No. 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU No. 2016-16 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-16.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU No. 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-15.

In June 2016, the FASB issued Accounting Standards Update No. 2016-13, Financial Instruments - Credit Losses (Topic 326) ("ASU No. 2016-13"). ASU No. 2016-13 revises the methodology for measuring credit losses on financial instruments and the timing of when such losses are recorded. ASU No. 2016-13 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-13.

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements, and forfeitures related to share-based awards. ASU No. 2016-09 is effective for the company in the first quarter of 2017, with early adoption permitted, and is to be applied using either a retrospective or a modified retrospective approach. The adoption of the provisions of ASU No. 2016-09 is not expected to have a material impact on the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

In March 2016, the FASB issued Accounting Standards Update No. 2016-06, Derivatives and Hedging - Contingent Put and Call Options in Debt Instruments (Topic 815) ("ASU No. 2016-06"). ASU No. 2016-06 clarifies the steps required to assess whether a call or put option meets the criteria for bifurcation as an embedded derivative. Effective April 3, 2016, the company adopted the provisions of ASU No. 2016-06 on a prospective basis. The adoption of the provisions of ASU No. 2016-06 did not materially impact the company's consolidated financial position or results of operations.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. ASU No. 2016-02 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-02.

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. ASU No. 2016-01 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-01.

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for the company in the first quarter of 2017, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The adoption of the provisions of ASU No. 2015-17 is not expected to have a material impact on the company's consolidated financial position or results of operations.

In July 2015, the FASB issued Accounting Standards Update No. 2015-11, Inventory - Simplifying the Measurement of Inventory (Topic 330) ("ASU No. 2015-11"). ASU No. 2015-11 requires an entity to measure inventory within the scope of the update at the lower of cost and net realizable value, and defines net realizable value as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Effective January 1, 2016, the company adopted the provisions of ASU No. 2015-11 on a prospective basis. The adoption of the provisions of ASU No. 2015-11 did not materially impact the company's consolidated financial position or results of operations.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for the company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In March, April, and May 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); and ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"), respectively. ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10, and ASU No. 2016-12.

Note C – Acquisitions

2016 Acquisitions

During the first nine months of 2016, the company completed three acquisitions for $68,064, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

of the 2016 acquisitions on the consolidated results of operations of the company for the first nine months of 2016 and 2015 as though the acquisitions occurred on January 1 was also not material.

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

Since the date of the acquisition, immixGroup sales for the first nine months of 2016 and 2015 of $529,935 and $230,514, respectively, were included in the company's consolidated results of operations.

The following table summarizes the allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the immixGroup acquisition:

Accounts receivable, net	$145,130
Other current assets	24,181
Property, plant, and equipment	1,569
Other assets	5,313
Identifiable intangible assets	46,400
Goodwill	183,840
Accounts payable	(136,921)
Accrued expenses	(11,736)
Other liabilities	(5,527)
Cash consideration paid, net of cash acquired	$252,249

In connection with the immixGroup acquisition, the company allocated $44,000 to customer relationships with a life of 13 years and $2,400 to amortizable trade name with a life of 5 years.
The goodwill related to the immixGroup acquisition was recorded in the company's global enterprise computing solutions ("ECS") business segment. The intangible assets related to the immixGroup acquisition are deductible for income tax purposes.
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

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2015, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2015 acquisitions occurred on January 1:

	Quarter Ended		Nine Months Ended
	September 26, 2015		September 26, 2015
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$5,698,304	$5,704,129	$16,530,678	$16,933,261
Net income attributable to shareholders	109,244	109,187	339,234	341,905
Net income per share:
Basic	$1.16	$1.16	$3.56	$3.59
Diluted	$1.15	$1.14	$3.52	$3.55

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
Note D – Goodwill

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2015 (a)	$1,230,832	$1,138,000	$2,368,832
Acquisitions and related adjustments	20,740	39,614	60,354
Foreign currency translation adjustment	4,018	8,642	12,660
Balance as of October 1, 2016 (a)	$1,255,590	$1,186,256	$2,441,846

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of October 1, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	485,493	(238,987)	246,506
Developed technology	5 years	16,220	(10,993)	5,227
Other intangible assets	(b)	7,015	(3,780)	3,235
		$609,728	$(253,760)	$355,968

(b)	Consists of non-competition agreements, sales backlog, and an amortizable trade name with useful lives ranging from two to five years.

Intangible assets, net, are comprised of the following as of December 31, 2015:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	498,319	(215,263)	283,056
Developed technology	5 years	13,154	(7,894)	5,260
Other intangible assets	(c)	917	(907)	10
		$613,390	$(224,064)	$389,326

(c)	Consists of non-competition agreements with useful lives ranging from two to three years.

During the third quarters of 2016 and 2015, the company recorded amortization expense related to identifiable intangible assets of $13,893 and $14,269, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

During the first nine months of 2016 and 2015, the company recorded amortization expense related to identifiable intangible assets of $41,252 and $39,293, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several other interests in affiliated companies. These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	October 1, 2016	December 31, 2015
Marubun/Arrow	$65,283	$62,530
Other	23,776	10,846
	$89,059	$73,376
The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Marubun/Arrow	$1,549	$1,494	$5,059	$4,247
Other	(238)	180	335	643
	$1,311	$1,674	$5,394	$4,890

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At October 1, 2016, the company's pro-rata share of this debt was approximately $185. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	October 1, 2016	December 31, 2015
Accounts receivable	$5,963,744	$6,211,077
Allowances for doubtful accounts	(51,659)	(49,659)
Accounts receivable, net	$5,912,085	$6,161,418

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience.

Note G – Debt

At October 1, 2016 and December 31, 2015, short-term borrowings of $77,348 and $44,024, respectively, were primarily utilized to support the working capital requirements. The weighted-average interest rate on these borrowings was 2.23% and 3.30% at October 1, 2016 and December 31, 2015, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	October 1, 2016	December 31, 2015
Revolving credit facility	$—	$72,000
Asset securitization program	467,000	75,000
6.875% senior debentures, due 2018	199,233	198,886
3.00% notes, due 2018	298,807	298,197
6.00% notes, due 2020	299,121	298,932
5.125% notes, due 2021	248,774	248,566
3.50% notes, due 2022	345,595	345,061
4.50% notes, due 2023	296,531	296,194
4.00% notes, due 2025	344,490	344,092
7.50% senior debentures, due 2027	198,477	198,366
Interest rate swaps designated as fair value hedges	1,373	711
Other obligations with various interest rates and due dates	5,450	4,570
	$2,704,851	$2,380,575

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	October 1, 2016	December 31, 2015
6.875% senior debentures, due 2018	$214,000	$218,000
3.00% notes, due 2018	304,500	303,000
6.00% notes, due 2020	331,500	330,000
5.125% notes, due 2021	271,500	267,500
3.50% notes, due 2022	358,000	343,000
4.50% notes, due 2023	319,500	309,000
4.00% notes, due 2025	359,500	336,000
7.50% senior debentures, due 2027	247,000	238,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,500,000 revolving credit facility maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at October 1, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.72% at October 1, 2016. The facility fee, which is based on the company's credit ratings, was .20% at October 1, 2016.  There were no outstanding borrowings under the revolving credit facility at October 1, 2016. The company had $72,000 in outstanding borrowings under the revolving credit facility at December 31, 2015.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2016, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $900,000 to $910,000 and extended its term to mature in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at October 1, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.07% at October 1, 2016. The facility fee is .40%.

At October 1, 2016 and December 31, 2015, the company had $467,000 and $75,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $1,631,581 and $1,871,831, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 1, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

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

The company has a $100,000 uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at October 1, 2016 and December 31, 2015.

Interest and other financing expense, net, includes interest and dividend income of $1,874 and $5,264 for the third quarter and first nine months of 2016, respectively. Interest and other financing expense, net, includes interest and dividend income of $1,299 and $3,761 for the third quarter and first nine months of 2015, respectively.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at October 1, 2016:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$3,525	$—	$—	$3,525
Available-for-sale securities	Other assets	37,403	—	—	37,403
Interest rate swaps	Other assets	—	1,373	—	1,373
Foreign exchange contracts	Other current assets	—	1,179	—	1,179
Foreign exchange contracts	Accrued expenses	—	(2,047)	—	(2,047)
Contingent consideration	Accrued expenses	—	—	(4,197)	(4,197)
		$40,928	$505	$(4,197)	$37,236

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$1,559	$—	$—	$1,559
Available-for-sale securities	Other assets	41,178	—	—	41,178
Interest rate swaps	Other assets	—	711	—	711
Foreign exchange contracts	Other current assets	—	2,625	—	2,625
Foreign exchange contracts	Accrued expenses	—	(3,363)	—	(3,363)
Contingent consideration	Accrued expenses	—	—	(3,889)	(3,889)
		$42,737	$(27)	$(3,889)	$38,821

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C and D). The company tests these assets for impairment if indicators of potential impairment exist.

During the first nine months of 2016 and 2015, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	October 1, 2016		December 31, 2015
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$17,535	$10,016	$17,389
Unrealized holding gain	3,515	6,337	8,708	5,065
Fair value	$13,531	$23,872	$18,724	$22,454

The unrealized holding gains or losses on these investments are included in "Accumulated other comprehensive loss" in the shareholders' equity section in the company's consolidated balance sheets.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of designated interest rate swaps is recorded as a change to the carrying value of the related hedged debt. The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of October 1, 2016 and December 31, 2015, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at October 1, 2016 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896
June 2018	50,000	6.875%	6 mo. USD LIBOR + 5.301

Foreign Exchange Contracts

The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases, sales, and inter-company transactions and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes for the applicable foreign exchange rate.  The notional amount of the foreign exchange contracts at October 1, 2016 and December 31, 2015 was $372,460 and $382,025, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts are recorded in "Selling, general, and administrative expenses" in the company's consolidated statements of operations and were not material for the third quarter and first nine months of 2016 and 2015.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Gain (Loss) Recognized in Income
Foreign exchange contracts	$(2,394)	$4,440	$(1,873)	$3,383
Interest rate swaps	(153)	(144)	(452)	(377)
Total	$(2,547)	$4,296	$(2,325)	$3,006
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(55)	$170	$(588)	$607
Interest rate swaps	$—	$—	$—	$827

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Restructuring and integration charges - current period actions	$12,028	$9,378	$22,131	$28,563
Restructuring and integration charges (credits) - actions taken in prior periods	(487)	570	3,474	1,248
Other charges	12,726	7,808	35,556	21,288
	$24,267	$17,756	$61,161	$51,099
2016 Restructuring and Integration Charges

The following table presents the components of the 2016 restructuring and integration charges and activity in the related restructuring and integration accrual for the first nine months of 2016:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$18,007	$3,152	$972	$22,131
Payments	(7,160)	(604)	(257)	(8,021)
Foreign currency translation	(68)	(20)	3	(85)
Balance as of October 1, 2016	$10,779	$2,528	$718	$14,025

These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first nine months of 2016 related to the 2015 restructuring and integration:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$16,321	$403	$159	$16,883
Restructuring and integration charges	1,724	2,243	—	3,967
Payments	(15,319)	(827)	(6)	(16,152)
Foreign currency translation	12	1	11	24
Balance as of October 1, 2016	$2,738	$1,820	$164	$4,722

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accruals Related to Actions Taken Prior to 2015

The following table presents the activity in the restructuring and integration accruals for the first nine months of 2016 related to restructuring and integration actions taken prior to 2015:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2015	$2,754	$2,341	$—	$5,095
Restructuring and integration charges (credits)	(308)	(491)	306	(493)
Payments	(1,185)	(1,180)	(380)	(2,745)
Foreign currency translation	61	(22)	74	113
Balance as of October 1, 2016	$1,322	$648	$—	$1,970

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate to $20,717 at October 1, 2016, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $14,839 relate to the termination of personnel that have scheduled payouts of $8,413 in 2016, $6,213 in 2017, $179 in 2018, $17 in 2019, and $17 in 2020.

•	The accruals for facilities totaling $4,996 relate to vacated leased properties that have scheduled payments of $3,114 in 2016, $1,004 in 2017, $703 in 2018, and $175 in 2019.

•	Other accruals of $882 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2016 are fraud loss, acquisition-related, and other expenses of $12,726 and $35,556, respectively. The company determined that it was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a company account in Europe to outside bank accounts in Asia in January 2016.  Legal actions by the company and law enforcement are ongoing.  The information gathered by the company indicates that this is an isolated event not associated with a security breach or loss of data.  Additionally, no officers or employees of the company were involved in the fraud. During the third quarter and first nine months of 2016, the company recorded a fraud loss, net of insurance recoveries, of $507 and $4,449, respectively. Included within “Other current assets” is approximately $29,000 of cash frozen in outside bank accounts that the company believes is probable of recovery. Acquisition related charges for the third quarter and first nine months of 2016 of $2,679 and $7,645, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. In the third quarter and first nine months of 2016, the company released a $2,376 legal reserve related to the Tekelec Matter (see Note M) and incurred an additional expense of $11,744 to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (see Note M). During 2016, the company adopted an amendment to its Wyle defined benefit plan and incurred a settlement expense of $12,211 during the first nine months of 2016.

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2015 are acquisition-related expenses of $5,267 and $18,748, respectively, consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income attributable to shareholders	$117,727	$109,244	$358,232	$339,234
Weighted-average shares outstanding - basic	90,937	94,302	91,412	95,277
Net effect of various dilutive stock-based compensation awards	1,001	1,061	1,075	1,025
Weighted-average shares outstanding - diluted	91,938	95,363	92,487	96,302
Net income per share:
Basic	$1.29	$1.16	$3.92	$3.56
Diluted (a)	$1.28	$1.15	$3.87	$3.52

(a)
Stock-based compensation awards for the issuance of 824 and 821 shares for the third quarter and first nine months of 2016 and 759 and 656 shares for the third quarter and first nine months of 2015, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$15,822	$(35,575)	$35,610	$(186,913)
Amounts reclassified into income	46	644	1,137	1,322
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	1,273	(2,553)	(2,408)	(260)
Amounts reclassified into income	—	—	—	—
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—	—	550
Amounts reclassified into income	94	89	278	232
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	25	36	97	105
Amounts reclassified into income	789	847	5,481	2,502
Net change in Accumulated other comprehensive income (loss)	$18,049	$(36,512)	$40,195	$(182,462)

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(9,273) and $(38,092) for the third quarter and first nine months of 2016 and $19,887 and $27,821 for the third quarter and first nine months of 2015, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400,000 of the company's common stock. As of October 1, 2016, the company repurchased 3,795,439 shares under the program with a market value of $230,926 at the dates of repurchase, of which 1,812,545 shares with a market value of $117,148 were repurchased during the third quarter of 2016.

Note L – Employee Benefit Plans

In 2016, the company adopted an amendment to its Wyle defined benefit plan that provided eligible plan participants with the option to receive an early distribution of their pension benefits. Lump sum payments of $26,063 were made during June 2016 and the company incurred a settlement expense of $12,211.

The components of the net periodic benefit costs for the Wyle defined benefit plan are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Components of net periodic benefit costs:
Service cost	$—	$—	$—	$—
Interest cost	914	1,330	3,570	3,990
Expected return on plan assets	(1,098)	(1,790)	(4,174)	(5,370)
Amortization of net loss	471	417	1,356	1,251
Amortization of prior service cost	—	—	—	—
Net periodic benefit costs	287	(43)	752	(129)
Settlement charge	—	—	12,211	—
Net benefit costs	$287	$(43)	$12,963	$(129)

Note M – Contingencies

Environmental Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110,000 and the company released the sellers from their indemnification obligation. As part of the settlement agreement, the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Accruals for environmental liabilities are included in "Accrued expenses" and "Other liabilities" in the company's consolidated balance sheets. The company has determined that there is no amount within the environmental liability range that is a better estimate than any other amount, and therefore has recorded the accruals at the minimum amount of the ranges.

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

Approximately $53,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $22,300 to $33,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. In January 2015, the Court of Appeals confirmed the French court's ruling. Our counsel obtained a certificate of non-appeal in July 2016. Accordingly, the plaintiffs are precluded from appealing or bringing a new action asserting the same claims. Based upon these developments, the company has released the contingency reserve related to Tekelec during the third quarter of 2016.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Sales:
Global components	$3,904,447	$3,692,051	$11,413,348	$10,736,989
Global ECS	2,031,645	2,006,253	5,969,022	5,793,689
Consolidated	$5,936,092	$5,698,304	$17,382,370	$16,530,678
Operating income (loss):
Global components	$175,507	$164,744	$524,662	$499,456
Global ECS	96,181	84,233	283,792	250,144
Corporate (a)	(73,004)	(63,183)	(204,814)	(179,429)
Consolidated	$198,684	$185,794	$603,640	$570,171

(a)
Includes restructuring, integration, and other charges of $24,267 and $61,161 for the third quarter and first nine months of 2016 and $17,756 and $51,099 for the third quarter and first nine months of 2015, respectively.

Total assets, by segment, are as follows:

	October 1, 2016	December 31, 2015
Global components	$8,153,392	$7,276,143
Global ECS	4,241,577	5,074,529
Corporate	743,074	671,258
Consolidated	$13,138,043	$13,021,930

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Americas (b)	$2,897,810	$2,850,586	$8,327,845	$8,224,901
EMEA (c)	1,548,067	1,591,751	4,990,973	4,761,688
Asia/Pacific	1,490,215	1,255,967	4,063,552	3,544,089
Consolidated	$5,936,092	$5,698,304	$17,382,370	$16,530,678

(b)
Includes sales related to the United States of $2,677,954 and $7,665,313 for the third quarter and first nine months of 2016 and $2,603,885 and $7,557,090 for the third quarter and first nine months of 2015, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Net property, plant, and equipment, by geographic area, is as follows:

	October 1, 2016	December 31, 2015
Americas (d)	$621,175	$582,973
EMEA	93,318	88,727
Asia/Pacific	36,020	28,478
Consolidated	$750,513	$700,178

(d)	Includes net property, plant, and equipment related to the United States of $616,741 and $580,791 at October 1, 2016 and December 31, 2015, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company provides one of the broadest product offerings in the electronic components and enterprise computing solutions industries and a wide range of value-added services to help customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions business segment. The company provides electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment. For the first nine months of 2016, approximately 66% of the company's sales were from the global components business segment and approximately 34% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2016 increased by 4.2% and 5.2%, respectively, compared with the year-earlier period. The increase for the third quarter of 2016 was driven by an increase in the global components business segment sales of 5.8% and an increase in the global ECS business segment sales of 1.3%. The increase for the first nine months of 2016 was driven by an increase in the global components business segment sales of 6.3% and an increase in the global ECS business segment sales of 3.0%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 3.5% and 2.3% for the third quarter and first nine months of 2016, respectively, compared with the year-earlier periods.

Net income attributable to shareholders increased to $117.7 million and $358.2 million in the third quarter and first nine months of 2016, respectively, compared to $109.2 million and $339.2 million in the year-earlier periods. The following items impacted the comparability of the company's results:

Third quarters of 2016 and 2015:

•	restructuring, integration, and other charges of $24.3 million in 2016 and $17.8 million in 2015; and

•	identifiable intangible asset amortization of $13.9 million in 2016 and $14.3 million in 2015.

First nine months of 2016 and 2015:

•	restructuring, integration, and other charges of $61.2 million in 2016 and $51.1 million in 2015;

•	identifiable intangible asset amortization of $41.3 million in 2016 and $39.3 million in 2015;

•	a loss on prepayment of debt of $2.9 million in 2015;

•	a gain on sale of investment of $2.0 million in 2015; and

•	a loss on investment of $1.5 million in 2015.

Excluding the aforementioned items, net income attributable to shareholders for the third quarter and first nine months of 2016 increased to $143.1 million and $428.1 million, respectively, compared with $133.4 million and $410.1 million in the year-earlier periods.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Consolidated sales, as reported	$5,936	$5,698	4.2%	$17,382	$16,531	5.2%
Impact of changes in foreign currencies	—	(33)		—	(111)
Impact of acquisitions	1	73		48	614
Consolidated sales, as adjusted*	$5,937	$5,739	3.5%	$17,431	$17,033	2.3%

Global components sales, as reported	$3,904	$3,692	5.8%	$11,413	$10,737	6.3%
Impact of changes in foreign currencies	—	(8)		—	(52)
Impact of acquisitions	1	11		10	334
Global components sales, as adjusted*	$3,906	$3,694	5.7%	$11,423	$11,018	3.7%

Global ECS sales, as reported	$2,032	$2,006	1.3%	$5,969	$5,794	3.0%
Impact of changes in foreign currencies	—	(25)		—	(59)
Impact of acquisitions	—	63		38	280
Global ECS sales, as adjusted*	$2,032	$2,044	(0.6)%	$6,007	$6,015	(0.1)%

* The sum of the components for consolidated sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2016 increased by $237.8 million, or 4.2%, and $851.7 million, or 5.2%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2016 was driven by an increase in global components business segment sales of $212.4 million, or 5.8%, and an increase in global ECS business segment sales of $25.4 million, or 1.3%. The increase for the first nine months of 2016 was driven by an increase in global components business segment sales of $676.4 million, or 6.3%, and an increase in global ECS business segment sales of $175.3 million, or 3.0%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, consolidated sales increased 3.5% and 2.3% for the third quarter and first nine months of 2016, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter and first nine months of 2016 increased 5.8% and 6.3%, respectively, compared with the year-earlier periods, primarily due to increased demand in the Asia and EMEA regions, and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 5.7% and 3.7% for the third quarter and first nine months of 2016, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2016 increased 1.3% and 3.0%, respectively, compared with the year-earlier periods, due to the impact of recently acquired businesses partially offset by changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 0.6% and 0.1% for the third quarter and first nine months of 2016, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Consolidated gross profit, as reported	$773	$742	4.1%	$2,321	$2,196	5.7%
Impact of changes in foreign currencies	—	(4)		—	(15)
Impact of acquisitions	1	12		13	85
Consolidated gross profit, as adjusted	$774	$750	3.2%	$2,334	$2,266	3.0%
Consolidated gross profit as a percentage of sales, as reported	13.0%	13.0%	flat	13.4%	13.3%	10 bps
Consolidated gross profit as a percentage of sales, as adjusted	13.0%	13.1%	(10) bps	13.4%	13.3%	10 bps

The company recorded gross profit of $773.2 million and $2.32 billion in the third quarter and first nine months of 2016, respectively, compared with $742.4 million and $2.2 billion in the year-earlier periods.  The increase in gross profit was primarily due to the aforementioned 4.2% and 5.2% increase in sales during the third quarter and first nine months of 2016, respectively, compared with the year-earlier periods. Gross profit margin was flat and increased approximately 10 basis points for the third quarter and first nine months of 2016, respectively, compared with the year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Selling, general, and administrative expenses, as reported	$510	$498	2.4%	$1,535	$1,457	5.3%
Depreciation and amortization, as reported	40	41	(1.8)%	122	118	3.1%
Operating expenses, as reported*	550	539	2.1%	1,656	1,575	5.1%
Impact of changes in foreign currencies	—	(3)		—	(12)
Impact of acquisitions	1	8		9	62
Operating expenses, as adjusted	$551	$544	1.3%	$1,665	$1,625	2.5%
Operating expenses as a percentage of sales, as reported	9.3%	9.5%	(20) bps	9.5%	9.5%	flat
Operating expenses as a percentage of sales, as adjusted	9.3%	9.5%	(20) bps	9.6%	9.5%	10 bps

* The sum of the components for operating expense, as reported, may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $12.1 million, or 2.4%, in the third quarter of 2016 on a sales increase of 4.2%, and increased by $77.4 million, or 5.3%, in the first nine months of 2016 on a sales increase of 5.2%, compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.6% and 8.8% for the third quarter and first nine months of 2016, respectively, compared with 8.7% and 8.8% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 7.3% for both the third quarter and first nine months of 2016, compared with 7.6% and 7.5% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $13.9 million and $41.3 million for the third quarter and first nine months of 2016, compared to $14.3 million and $39.3 million for the third quarter and first nine months of 2015, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses increased 1.3% for the third quarter of 2016 and increased 2.5% for the first nine months of 2016. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales were 9.3% and 9.6% for third quarter and first nine months of 2016, respectively, compared with 9.5% for both the third quarter and first nine months of 2015.

Restructuring, Integration, and Other Charges

2016 Charges

The company recorded restructuring, integration, and other charges of $24.3 million and $61.2 million for the third quarter and first nine months of 2016, respectively. For the third quarter and first nine months of 2016, restructuring and integration charges of $12.0 million and $22.1 million, respectively, related to initiatives taken by the company during 2016 to improve operating efficiencies. For the third quarter and first nine months of 2016, the company recorded a fraud loss, net of insurance recoveries, of $0.5 million and $4.4 million, respectively. Also included for the third quarter and first nine months of 2016 are acquisition-related expenses of $2.7 million and $7.6 million, respectively, and a pension settlement charge of $12.2 million for the first nine months of 2016. In the third quarter and first nine months of 2016, the company released a $2.4 million legal reserve related to the Tekelec Matter and incurred an additional expense of $11.7 million to increase its accrual for the Wyle environmental obligation.

The restructuring and integration charge of $12.0 million and $22.1 million for the third quarter and first nine months of 2016, respectively, includes personnel costs of $10.5 million and $18.0 million. Also included therein for both the third quarter and first nine months of 2016 are facilities costs of $0.7 million and $3.2 million, and other costs of $0.9 million and $1.0 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2015 Charges

The company recorded restructuring, integration, and other charges of $17.8 million and $51.1 million for the third quarter and first nine months of 2015, respectively. Included therein for the third quarter and first nine months of 2015 are restructuring and integration charges of $9.4 million and $28.6 million, respectively, related to initiatives taken by the company to improve operating efficiencies. Also included therein for the third quarter and first nine months of 2015 are acquisition-related expenses and other charges of $7.8 million and $21.3 million, respectively.

The restructuring and integration charge of $9.4 million for the third quarter of 2015 includes personnel costs of $7.5 million and facilities costs of $1.9 million. The restructuring and integration charge of $28.6 million for the first nine months of 2015 includes personnel costs of $24.0 million, facilities costs of $3.7 million, and other costs of $0.9 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of October 1, 2016, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	October 1, 2016	September 26, 2015	% Change	October 1, 2016	September 26, 2015	% Change
Consolidated operating income, as reported	$199	$186	6.9%	$604	$570	5.9%
Identifiable intangible asset amortization	14	14		41	39
Restructuring, integration, and other charges	24	18		61	51
Consolidated operating income, as adjusted*	$237	$218	8.7%	$706	$661	6.9%
Consolidated operating income as a percentage of sales, as reported	3.3%	3.3%	flat	3.5%	3.4%	10 bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.0%	3.8%	20 bps	4.1%	4.0%	10 bps

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $198.7 million, or 3.3% of sales, and $603.6 million, or 3.5% of sales, in the third quarter and first nine months of 2016, respectively, compared with operating income of $185.8 million, or 3.3% of sales, and $570.2 million, or 3.4% of sales, in the year-earlier period. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $236.8 million, or 4.0% of sales, and $706.1 million, or 4.1% of sales, in the third quarter and first nine months of 2016, respectively, compared with operating income, as adjusted, of $217.8 million, or 3.8% of sales, and $660.6 million, or 4.0% of sales, in the year-earlier period.

Gain on Sale of Investment

During the first nine months of 2015, the company recorded a gain on sale of investment of $2.0 million.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $37.2 million and $111.8 million for the third quarter and first nine months of 2016, respectively, compared with $35.4 million and $101.0 million in the year-earlier period. The increase for the third quarter and first nine months of 2016 was primarily due to higher average debt outstanding.

Other Expense, Net

During the first nine months of 2015, the company recorded a loss on prepayment of debt of $2.9 million, related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015. Additionally, during the first nine months of 2015, the company recorded a loss on investment of $1.5 million.

Income Taxes

The company recorded a provision for income taxes of $44.9 million and $137.4 million, an effective tax rate of 27.6% for both the third quarter and first nine months of 2016. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2016 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2016 was 28.5% and 28.2%, respectively.

The company recorded a provision for income taxes of $41.8 million and $130.6 million, an effective tax rate of 27.5% and 27.7% for the third quarter and first nine months of 2015, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2015 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on prepayment of debt, gain on sale of investments, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for both the third quarter and first nine months of 2015 was 27.0%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	October 1, 2016	September 26, 2015	October 1, 2016	September 26, 2015
Net income attributable to shareholders, as reported	$118	$109	$358	$339
Identifiable intangible asset amortization*	13	14	40	39
Restructuring, integration, and other charges	24	18	61	51
Loss on prepayment of debt	—	—	—	3
Gain on sale of investment	—	—	—	(2)
Loss on investment	—	—	—	2
Tax effect of adjustments above	(12)	(8)	(31)	(22)
Net income attributable to shareholders, as adjusted	$143	$133	$428	$410

* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest

The company recorded net income attributable to shareholders of $117.7 million and $358.2 million in the third quarter and first nine months of 2016, respectively, compared with $109.2 million and $339.2 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $143.1 million and $428.1 million for the third quarter and first nine months of 2016, respectively, compared with $133.4 million and $410.1 million in the year-earlier periods.

Liquidity and Capital Resources

At October 1, 2016 and December 31, 2015, the company had cash and cash equivalents of $384.4 million and $273.1 million, respectively, of which $324.0 million and $232.6 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2016, the net amount of cash provided by the company's operating activities was $135.8 million, the net amount of cash used for investing activities was $207.3 million, and the net amount of cash provided by financing activities was $203.4 million.  The effect of exchange rate changes on cash was a decrease of $20.5 million.

During the first nine months of 2015, the net amount of cash provided by the company's operating activities was $110.9 million, the net amount of cash used for investing activities was $624.0 million, and the net amount of cash provided by financing activities was $476.6 million.  The effect of exchange rate changes on cash was a decrease of $27.2 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 64.8% at October 1, 2016 and 66.3% at December 31, 2015.

The net amount of cash provided by the company's operating activities during the first nine months of 2016 was $135.8 million and was primarily due to an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital.

The net amount of cash provided by the company's operating activities during the first nine months of 2015 was $110.9 million and was primarily due to earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.3% in the third quarter of 2016 compared with 16.2% in the third quarter of 2015.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2016 was $207.3 million. The uses of cash from investing activities included $68.9 million of cash consideration paid, net of cash acquired, for the acquisition of three businesses and $126.3 million for capital expenditures. Included in capital expenditures for the first nine months of 2016 is $45.6 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first nine months of 2015 was $624.0 million. The uses of cash from investing activities included $512.9 million of cash consideration paid, net of cash acquired, for acquired businesses and $113.1 million for capital expenditures. The source of cash from investing activities during the first nine months of 2015 was $2.0 million related to the sale of investment. Included in capital expenditures for the first nine months of 2015 is $45.6 million related to the company's global ERP initiative.

During the first nine months of 2015 the company completed seven acquisitions, inclusive of a 53.7% acquisition of Data Modul AG. The aggregate consideration paid for these acquisitions was $512.9 million, net of cash acquired.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2016 was $203.4 million. The uses of cash from financing activities included $167.2 million of repurchases of common stock and $3.0 million of other acquisition related payments. The sources of cash from financing activities during the first nine months of 2016 were $31.9 million and $320.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $21.6 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

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

During the first nine months of 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the first nine months of 2015 aggregated $2.9 million and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

The company has a $1.50 billion revolving credit facility, maturing in December 2018. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness and acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.30% at October 1, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.72% at October 1, 2016. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at October 1, 2016. The company had $72.0 million in outstanding borrowings under the revolving credit facility at December 31, 2015. During the first nine months of 2016 and 2015, the average daily balance outstanding under the revolving credit facility was $268.0 million and $375.1 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2016, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $900.0 million to $910.0 million and extended its term to mature in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at October 1, 2016), which is based on the company's credit ratings, or an effective interest rate of 1.07% at October 1, 2016.  The facility fee is .40%. The company had $467.0 million and $75.0 million in outstanding borrowings under the asset securitization program at October 1, 2016 and December 31, 2015, respectively.  During the first nine months of 2016 and 2015, the average daily balance outstanding under the asset securitization program was $613.6 million and $467.3 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of October 1, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at October 1, 2016 and December 31, 2015. During the first nine months of 2016 and 2015, the average daily balance outstanding under the uncommitted line of credit was $28.0 million and $16.5 million, respectively.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.  Since December 31, 2015, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except for the amendment to the asset securitization program. In September 2016, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $900.0 million to $910.0 million and extended its term to mature in September 2019. At October 1, 2016 and December 31, 2015, the company had $467.0 million and $75.0 million, respectively, in outstanding borrowings under this program.

Share-Repurchase Program

In September 2015, the company's Board approved a repurchase of up to $400.0 million of the company's common stock. As of October 1, 2016, the company repurchased 3,795,439 shares under the program with a market value of $230.9 million at the dates of repurchase, of which 1,812,545 shares with a market value of $117.1 million were repurchased during the third quarter of 2016.

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

There were no significant changes during the first nine months of 2016 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of October 1, 2016 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that, as of such date, because of a material weakness in the company’s internal control over financial reporting, the company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This material weakness was previously disclosed in the company's Annual Report on Form 10-K for the year ended December 31, 2015 and continues to exist as of October 1, 2016.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015, the company's Board approved a repurchase of up to $400.0 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended October 1, 2016:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
July 3 through July 30, 2016	88,718	$60.10	87,383	$280,978,153
July 31 through August 27, 2016	799,999	66.25	799,797	227,989,321
August 28 through October 1, 2016	926,909	63.66	925,365	169,073,587
Total	1,815,626		1,812,545

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended October 1, 2016 is 3,081 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Amendment No. 26 to the Transfer and Administration Agreement, dated as of September 19, 2016, to the Transfer and Administration Agreement, dated as of March 21, 2001.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	November 3, 2016	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer