Form 10-K
period 2016-12-31
ARROW ELECTRONICS INC
filed 2017-02-07
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant as of the last business day of the registrant's most recently completed second fiscal quarter was $5,551,436,416.

There were 88,929,608 shares of Common Stock outstanding as of February 1, 2017.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement related to the registrant's Annual Meeting of Shareholders, to be held May 11, 2017 is incorporated by reference in Part III to the extent described therein.

PART I
Item 1.    Business.

Arrow Electronics, Inc. (the "company" or "Arrow") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. Arrow was incorporated in New York in 1946 and serves over 125,000 customers.

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

The company maintains over 300 sales facilities and 49 distribution and value-added centers in 53 countries, serving over 90 countries. Through this network, Arrow guides innovation forward by helping its customers deliver new technologies, new materials, new ideas, and new electronics that impact the business community and consumers.

The company has two business segments, the global components business and the global enterprise computing solutions ("ECS") business. The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment. For 2016, approximately 65% of the company's sales were from the global components business segment, and approximately 35% of the company's sales were from the global ECS business segment. The financial information about the company's business segments and geographic operations is found in Note 16 of the Notes to the Consolidated Financial Statements.

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

Global Components

Global components markets and distributes electronic components and provides a comprehensive range of value-added capabilities throughout the entire life cycle of technology products and services. The company provides customers with the ability to deliver the latest technologies to the market through design engineering, global marketing and integration, global logistics, and supply chain management. The company offers the convenience of accessing, from a single source, multiple technologies and products from its suppliers with rapid or scheduled deliveries. Additionally, the company offers expertise in reverse logistics, asset management, and asset recovery to maximize value at the end of a product’s life cycle. Most of the company's customers require delivery of their orders on schedules or volumes that are generally not available on direct purchases from manufacturers.
As one of the largest providers of electronic components and related services in the world, global components covers the world's largest electronics markets - the Americas, EMEA (Europe, Middle East, and Africa), and Asia Pacific regions. The Americas include operations in Argentina, Barbados, Brazil, Canada, Costa Rica, Mexico, and the United States. In the EMEA region, the global components business segment operates in Austria, Belgium, Czech Republic, Denmark, Egypt, Estonia, Finland, France, Germany, Hungary, Israel, Italy, the Netherlands, Norway, Poland, Portugal, Romania, the Russian Federation, Slovakia, Slovenia, South Africa, Spain, Sweden, Switzerland, Turkey, Ukraine, and the United Kingdom. In the Asia Pacific region, the global components business segment operates in Australia, China, Hong Kong, India, Indonesia, Japan, Malaysia, New Zealand, Philippines, Singapore, South Korea, Taiwan, Thailand, and Vietnam.

Within the global components business segment, sales of approximately 67% consist of semiconductor products and related services; approximately 19% consist of passive, electro-mechanical, and interconnect products, consisting primarily of capacitors, resistors, potentiometers, power supplies, relays, switches, and connectors; approximately 10% consist of computing and memory; and approximately 4% consist of other products and services.

Over the past three years, the global components business segment completed 14 strategic acquisitions to broaden its product and service offerings, to further expand its geographic reach in the Asia Pacific region, and to increase its digital capabilities to meet the evolving needs of customers and suppliers. These acquisitions also expanded the company's global components business segment's portfolio of products and services across the full product lifecycle including new product development, reverse logistics, and electronics asset disposition.

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

Global ECS operates in 32 countries around the world, largely in the Americas, EMEA, and the Asia Pacific regions. The Americas include operations in the United States, Canada, and Brazil. In the EMEA region, the global ECS business segment operates in Austria, Belgium, Czech Republic, Denmark, Estonia, Finland, France, Germany, Hungary, Iceland, Ireland, Israel, Italy, Latvia, Lithuania, Luxembourg, Morocco, the Netherlands, Norway, Poland, Portugal, Spain, Sweden, Switzerland, the United Arab Emirates, and the United Kingdom. The Asia Pacific region includes offices in Australia, India, and New Zealand.

Within the global ECS business segment, sales of approximately 43% consist of software, 35% consist of storage, 8% consist of proprietary servers, 9% consist of industry standard servers, and 5% consist of other products and services.

Over the past three years, the global ECS business segment completed 4 strategic acquisitions to further expand its geographic reach and its portfolio of products. Aligned with the vision of guiding innovation forward in the IT channel, the company is investing in emerging and adjacent markets, such as managed services and unified computing, within the ECS business.

Customers and Suppliers

The company and its affiliates serve over 125,000 industrial and commercial customers. Industrial customers range from major OEMs and CMs to small engineering firms, while commercial customers primarily include VARs and OEMs. No single customer accounted for more than 3% of the company's 2016 consolidated sales.

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

No single supplier accounted for more than 8% of the company's consolidated sales in 2016. The company believes that many of the products it sells are available from other sources at competitive prices. However, certain parts of the company's business, such as the company's global ECS business segment, rely on a limited number of suppliers with the strategy of providing focused support, extensive product knowledge, and customized service to suppliers and VARs. Most of the company's purchases are pursuant to distributor agreements, which are typically non-exclusive and cancelable by either party at any time or on short notice.

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

As of December 31, 2016, this type of arrangement covered approximately 54% of the company's consolidated inventories. In addition, under the terms of many such agreements, the company has the right to return to the manufacturer, for credit, a defined portion of those inventory items purchased within a designated period of time.

A manufacturer, which elects to terminate a distribution agreement, is generally required to purchase from the company the total amount of its products carried in inventory. As of December 31, 2016, this type of repurchase arrangement covered approximately 62% of the company's consolidated inventories.

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

Employees

The company and its affiliates employed approximately 18,700 employees worldwide as of December 31, 2016.

Available Information

The company files its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, Proxy Statements, and other documents with the U.S. Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934. A copy of any document the company files with the SEC is available for review at the SEC's public reference room, 100 F Street, N.E., Washington, D.C. 20549. The SEC is reachable at 1-800-SEC-0330 for further information on the public reference room. The company's SEC filings are also available to the public on the SEC's Web site at http://www.sec.gov and through the New York Stock Exchange ("NYSE"), 11 Wall Street, New York, New York 10005, on which the company's common stock is listed.

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

Executive Officers

The following table sets forth the names, ages, and the positions held by each of the executive officers of the company as of February 7, 2017:

Name	Age	Position
Michael J. Long	58	Chairman, President, and Chief Executive Officer
Sean J. Kerins	54	President, Arrow Global Enterprise Computing Solutions
Andy King	53	President, Arrow Global Components
Vincent P. Melvin	53	Senior Vice President, Chief Information Officer
M. Catherine Morris	58	Senior Vice President, Chief Strategy Officer
Chris Stansbury	51	Senior Vice President, Chief Financial Officer
Gregory P. Tarpinian	55	Senior Vice President, General Counsel, and Secretary
Gretchen K. Zech	47	Senior Vice President, Global Human Resources

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

Chris Stansbury was appointed Senior Vice President and Chief Financial Officer in May 2016. Prior thereto he served as Vice President, Finance and Chief Accounting Officer from August 2014 to May 2016. Prior to joining Arrow he served as the Vice President, Finance and Chief Financial Officer for Hewlett Packard’s Global Networking business from September 2013 to July 2014, and prior thereto he served as a Vice President of Finance for Hewlett Packard from August 2010 to August 2013.

Gregory P. Tarpinian was appointed Senior Vice President, General Counsel, and Secretary of the company effective January 2015. Prior thereto he served as the Vice President of Legal Affairs for more than five years.

Gretchen K. Zech has been Senior Vice President of Global Human Resources of the company for more than five years.

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

A substantial portion of the company's inventory is purchased from suppliers with which the company has entered into non-exclusive distribution agreements. These agreements are typically cancelable on short notice (generally 30 to 90 days). Some of the company's businesses rely on a limited number of suppliers to provide a high percentage of their revenues. For example, sales of products from one of the company's components suppliers, Instruments, accounted for approximately 7.5% of the company's consolidated sales. To the extent that the company's significant suppliers reduce the amount of products they sell through distribution, are unwilling to continue to do business with the company, or are unable to continue to meet or significantly alter their obligations, the company's business could be materially adversely affected. In addition, to the extent that the company's suppliers modify the terms of their contracts with the company, limit supplies due to capacity constraints, or other factors, there could be a material adverse effect on the company's business.

The competitive pressures the company faces could have a material adverse effect on the company's business.

The company operates in a highly competitive international environment. The company competes with other large multinational and national electronic components and enterprise computing solutions distributors, as well as numerous other smaller, specialized competitors who generally focus on narrower markets, products, or particular sectors. The company also competes for customers with its suppliers. The size of the company's competitors vary across market sectors, as do the resources the company has allocated to the sectors in which it does business. Therefore, some of the company's competitors may have a more extensive customer and/or supplier base than the company in one or more of its market sectors. There is significant competition within each market sector and geography that creates pricing pressure and the need for constant attention to improve services. Other competitive factors include rapid technological changes, product availability, credit availability, speed of delivery, ability to tailor solutions to customer needs, quality and depth of product lines and training, as well as service and support provided by the distributor to the customer. The Company also faces competition from companies in the logistics and product fulfillment, catalog distribution, and e-commerce supply chain services markets. As the company continues to expand its business into new areas in order to stay competitive in the market, such as in the area of the "Internet of Things" and its expansion in the digital market, the company may encounter increased competition from its current and/or new competitors. The company's failure to maintain and enhance its competitive position could have a material adverse effect on its business.

The company was recently the victim of fraud and may not be able to adequately anticipate, prevent, or mitigate damage resulting from criminal and other illegal or fraudulent activities committed against it.

The company determined that it was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a company account in Europe to outside bank accounts in Asia in January 2016.   The information gathered by the company indicates that this was an isolated event not associated with a security breach or loss of data.  The company determined that its internal controls did not operate effectively to prevent or timely detect the unauthorized cash disbursements. As a result, company management initiated a thorough and detailed remediation plan. The company does not believe that these deficiencies had an adverse effect on its reported operating results or financial condition.

It is clear that global businesses like ours are facing increasing risks of criminal, illegal and other fraudulent acts.  The evolving nature of such threats, in light of new and sophisticated methods used by criminals, including phishing, misrepresentation, social engineering and forgery, are making it increasingly difficult for us to anticipate and adequately mitigate these risks. In addition, designing and implementing measures to defend against, prevent and detect these types of activities are increasingly costly and invasive into the operations of the business.  As a result, we could experience a material loss in the future to the extent that controls and other measures we implement to address these threats fail to prevent or detect such acts.

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

The company requires cash or committed liquidity facilities for general corporate purposes, such as funding its ongoing working capital, acquisitions, and capital expenditure needs, as well as to refinance indebtedness. At December 31, 2016, the company had cash and cash equivalents of $534.3 million. In addition, the company currently has access to committed credit lines and an asset securitization program of $2.7 billion, of which the company had outstanding borrowings of $460.0 million at December 31, 2016. The company's ability to satisfy its cash needs depends on its ability to generate cash from operations and to access the financial markets, both of which are subject to general economic, financial, competitive, legislative, regulatory, and other factors that are beyond its control.

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

The semiconductor industry historically has experienced fluctuations in product supply and demand, often associated with changes in technology and manufacturing capacity and subject to significant economic market upturns and downturns. Sales of semiconductor products and related services represented approximately 42%, 41%, and 42% of the company's consolidated sales in 2016, 2015, and 2014, respectively. The sale of the company's PEMCO products closely tracks the semiconductor market. Accordingly, the company's revenues and profitability, particularly in its global components business segment, tend to closely follow the strength or weakness of the semiconductor market. Further, economic weakness could cause a decline in spending in information technology, which could have a negative impact on the company's ECS business. A cyclical downturn in the technology industry could have a material adverse effect on the company's business and negatively impact its ability to maintain historical profitability levels.

The company's non-U.S. sales represent a significant portion of its revenues, and consequently, the company is exposed to risks associated with operating internationally.

In 2016, 2015, and 2014, approximately 56%, 54%, and 54%, respectively, of the company's sales came from its operations outside the United States. As a result of the company's international sales and locations, its operations are subject to a variety of risks that are specific to international operations, including the following:

•	import and export regulations that could erode profit margins or restrict exports;

•	the burden and cost of compliance with international laws, treaties, and technical standards and changes in those regulations;

•	potential restrictions on transfers of funds;

•	import and export duties and value-added taxes;

•	transportation delays and interruptions;

•	the burden and cost of compliance with complex multi-national tax laws and regulations;

•	uncertainties arising from local business practices and cultural considerations;

•	enforcement of the Foreign Corrupt Practices Act, or similar laws of other jurisdictions;

•	foreign laws that potentially discriminate against companies which are headquartered outside that jurisdiction;

•	volatility associated with sovereign debt of certain international economies;

•	the uncertainty surrounding the implementation and effects of Brexit;

•	potential military conflicts and political risks; and

•	currency fluctuations, which the company attempts to minimize through traditional hedging instruments.

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

Also, the company's gross margins in the components business in the Asia/Pacific region tend to be lower than those in the other markets in which the company sells products and services. If sales in this market increase as a percentage of overall sales, consolidated gross margins will be lower. The financial impact of lower gross profit on returns on working capital is offset, in part, by lower working capital requirements. While the company has and will continue to adopt measures to reduce the potential impact of losses resulting from the risks of doing business abroad, it cannot ensure that such measures will be adequate and, therefore, could have a material adverse effect on its business.

Certain tax policy efforts, including the Organisation for Economic Co-operation and Development’s ("OECD") Base Erosion and Profit Shifting ("BEPS") Project, the European Commission’s state aid investigations, and other initiatives could have an adverse effect on the taxation of international businesses. Furthermore, many of the countries where we are subject to taxes, including the United States, are independently evaluating their tax policy and we may see significant changes in legislation and regulations concerning taxation. Certain countries have already enacted legislation which could affect international businesses, and other countries have become more aggressive in their approach to audits and enforcement of their applicable tax laws. Such changes, to the extent they are brought into tax legislation, regulations, policies, or practices, could increase our effective tax rates in many of the countries where we have operations and have an adverse effect on our overall tax rate, along with increasing the complexity, burden and cost of tax compliance, all of which could impact our operating results, cash flows and financial condition.

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

The company is in process of implementing a global enterprise resource planning ("ERP") system to standardize its global components processes worldwide and adopt best-in-class capabilities. The conversion is substantially complete in the EMEA and Asia/Pacific regions, while the conversion in the Americas region is expected to be implemented in 2017. The company has committed significant resources to this new ERP system, which replaces multiple legacy systems of the company. This conversion is extremely complex, in part, because of the wide range of processes and the multiple legacy systems that must be integrated globally. The company is using a controlled project plan that it believes will provide for the adequate allocation of resources. However, such a plan, or a divergence from it, may result in cost overruns, project delays, or business interruptions. During the conversion process, the company may be limited in its ability to integrate any business that it may want to acquire. Failure to properly or adequately address these issues could impact the company's ability to perform necessary business operations, which could materially adversely affect the company's business.

The company may be subject to intellectual property rights claims, which are costly to defend, could require payment of damages or licensing fees and could limit the company's ability to use certain technologies in the future.

Certain of the company's products and services include intellectual property owned primarily by the company's third party suppliers and, to a lesser extent, the company itself. Substantial litigation and threats of litigation regarding intellectual property rights exist in the semiconductor/integrated circuit, software and some service industries. From time to time, third parties (including certain companies in the business of acquiring patents not for the purpose of developing technology but with the intention of aggressively seeking licensing revenue from purported infringers) may assert patent, copyright and/or other intellectual property rights to technologies that are important to the company's business. In some cases, depending on the nature of the claim, the company may be able to seek indemnification from its suppliers for itself and its customers against such claims, but there is no assurance that it will be successful in obtaining such indemnification or that the company is fully protected against such claims. In addition, the company is exposed to potential liability for technology that it develops itself or combines multiple technologies of its suppliers for which it may have limited or no indemnification protections. In any dispute involving products or services that incorporate intellectual property from multiple sources or is developed, licensed by the company, or obtained through acquisition, the company's customers could also become the targets of litigation. The company is obligated in many instances to indemnify and defend its customers if the products or services the company sells are alleged to infringe any third party's intellectual property rights. Any infringement claim brought against the company, regardless of the duration, outcome, or size of damage award, could:

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

Item 1B. Unresolved Staff Comments.

None.

Item 2.    Properties.

The company owns and leases sales offices, distribution centers, and administrative facilities worldwide. Its executive office is located in Centennial, Colorado and occupies a 129,000 square foot facility under a long-term lease expiring in 2017. The company owns 15 locations throughout the Americas, EMEA, and Asia Pacific regions and occupies approximately 450 additional locations under leases due to expire on various dates through 2031. The company believes its facilities are well maintained and suitable for company operations.

Item 3.    Legal Proceedings.

Environmental and Related Matters

In connection with the purchase of Wyle in August 2000, the company acquired certain of the then outstanding obligations of Wyle, including Wyle's indemnification obligations to the purchasers of its Wyle Laboratories division for environmental clean-up costs associated with any then existing contamination or violation of environmental regulations. Under the terms of the company's purchase of Wyle from the sellers, the sellers agreed to indemnify the company for certain costs associated with the

Wyle environmental obligations, among other things. In 2012, the company entered into a settlement agreement with the sellers pursuant to which the sellers paid $110.0 million and the company released the sellers from their indemnification obligation. As part of the settlement agreement the company accepted responsibility for any potential subsequent costs incurred related to the Wyle matters. The company is aware of two Wyle Laboratories facilities (in Huntsville, Alabama and Norco, California) at which contaminated groundwater was identified and will require environmental remediation. As further discussed in Note 15 of the Notes to the Consolidated Financial Statements, the Huntsville, Alabama site is being investigated by the company under the direction of the Alabama Department of Environmental Management. The Norco, California site is subject to a consent decree, entered in October 2003, between the company, Wyle Laboratories, and the California Department of Toxic Substance Control. In addition, the company was named as a defendant in several lawsuits related to the Norco facility and a third site in El Segundo, California which have now been settled to the satisfaction of the parties.

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

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11.3 million. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3.7 million and expenses of €0.3 million plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. In January 2015, the Court of Appeals confirmed the French court's ruling. Our counsel obtained a certificate of non-appeal in July 2016. Accordingly, the plaintiffs are precluded from appealing or bringing a new action asserting the same claims. Based upon these developments, the company has released the contingency reserve related to Tekelec during 2016.

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

Market Information

The company's common stock is listed on the NYSE (trading symbol: "ARW"). The high and low sales prices during each quarter of 2016 and 2015 are as follows:

Year	High	Low
2016:
Fourth Quarter	$72.44	$59.25
Third Quarter	67.21	59.88
Second Quarter	67.99	59.06
First Quarter	65.32	46.66

2015:
Fourth Quarter	$59.98	$51.60
Third Quarter	59.27	50.79
Second Quarter	63.77	57.67
First Quarter	64.67	54.27

Record Holders

On February 1, 2017, there were approximately 1,597 shareholders of record of the company's common stock.

Dividend History

The company did not pay cash dividends on its common stock during 2016 or 2015. While from time to time the Board of Directors (the "Board") considers the payment of dividends on the common stock, the declaration of future dividends is dependent upon the company's earnings, financial condition, and other relevant factors, including debt covenants.

Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, relating to the Omnibus Incentive Plan, which was approved by the company's shareholders and under which cash-based awards, non-qualified stock options, incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units, covered employee annual incentive awards, and other stock-based awards may be granted.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance
Equity compensation plans approved by security holders	3,392,164	$52.29	5,862,454
Total	3,392,164	$52.29	5,862,454

Performance Graph

The following graph compares the performance of the company's common stock for the periods indicated with the performance of the Standard & Poor's 500 Stock Index ("S&P 500 Stock Index") and the average performance of a group consisting of the company's peer companies ("Peer Group") on a line-of-business basis. During 2016, the companies included in the new Peer Group are Anixter International Inc., Avnet, Inc., Celestica Inc., Flextronics International Ltd., Jabil Circuit, Inc., Tech Data Corporation, and WESCO International, Inc.. During 2016, Ingram Micro Inc. was dropped from the peer group following its acquisition by Tianjin Tianhai Investment Company, Ltd. The graph assumes $100 invested on December 31, 2011 in the company, the S&P 500 Stock Index, and the Peer Group. Total return indices reflect reinvestment of dividends and are weighted on the basis of market capitalization at the time of each reported data point.

	2011	2012	2013	2014	2015	2016
Arrow Electronics	100	102	145	155	145	191
Peer Group	100	107	138	159	153	188
S&P 500 Stock Index	100	116	154	175	177	198

Issuer Purchases of Equity Securities

The following table shows the company's Board approved share-repurchase programs for the years ended December 31, 2014, 2015, and 2016 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
May 2014	$200,000	$200,000	$—
December 2014	200,000	200,000	—
September 2015	400,000	280,088	119,912
December 2016	400,000	—	400,000
Total	$1,200,000	$680,088	$519,912
The following table shows the share-repurchase activity for the quarter ended December 31, 2016 (in thousands except per share data):

Month	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 2 through October 29, 2016	$—	$—	$—	$169,074
October 30 through November 26, 2016	408,225	66.37	408,225	141,978
November 27 through December 31, 2016	322,894	68.67	321,405	519,912
Total	$731,119		$729,630

(a)
Includes share repurchases under the Share-Repurchase Programs and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended December 31, 2016 is 1,489 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.    Selected Financial Data.

The following table sets forth certain selected consolidated financial data and must be read in conjunction with the company's consolidated financial statements and related notes appearing elsewhere in this Annual Report on Form 10-K (dollars in thousands except per share data):

For the years ended December 31:	2016 (a)	2015 (b)	2014 (c)	2013 (d)	2012 (e)
Sales	$23,825,261	$23,282,020	$22,768,674	$21,357,285	$20,405,128
Operating income	$858,539	$824,482	$762,257	$693,500	$804,123
Net income attributable to shareholders	$522,750	$497,726	$498,045	$399,420	$506,332
Net income per share:
Basic	$5.75	$5.26	$5.05	$3.89	$4.64
Diluted	$5.68	$5.20	$4.98	$3.85	$4.56

At December 31:
Accounts receivable and inventories, net	$9,602,332	$8,627,908	$8,379,107	$7,937,046	$6,976,618
Total assets	14,206,366	13,021,930	12,435,301	12,051,562	10,779,737
Long-term debt	2,696,334	2,380,575	2,067,898	2,216,811	1,581,528
Shareholders' equity	4,413,438	4,142,443	4,153,970	4,180,232	3,983,222

(a)	Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $54.9 million and restructuring, integration, and other charges of $73.6 million.

(b)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $51.0 million and restructuring, integration, and other charges of $68.8 million. Net income attributable to shareholders includes a loss on prepayment of debt of $2.9 million, a gain on sale of investment of $2.0 million, and a loss on investment of $3.0 million.

(c)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $44.1 million, restructuring, integration, and other charges of $39.8 million, and a non-cash impairment charge associated with discontinuing the use of a trade name of $78.0 million. Net income attributable to shareholders also includes a gain on sale of investment of $29.7 million.

(d)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $36.8 million and restructuring, integration, and other charges of $92.7 million. Net income attributable to shareholders also includes a loss on prepayment of debt of $4.3 million, an increase in the provision of income taxes of $20.8 million, and interest expense of $1.6 million relating to the settlement of certain international tax matters.

(e)
Operating income and net income attributable to shareholders include identifiable intangible asset amortization of $36.5 million restructuring, integration, and other charges of $47.4 million, and a gain of $79.2 million related to the settlement of a legal matter.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global ECS business segment.  The company distributes electronic components to OEMs and CMs through its global components business segment and provides enterprise computing solutions to VARs through its global ECS business segment.  For 2016, approximately 65% of the company's sales were from the global components business segment and approximately 35% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for 2016 increased by 2.3%, compared with the year-earlier period, due to a 7.0% increase in global components business segment sales, offset partially by a 5.2% decrease in global ECS business segment sales. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 0.5% compared with the year-earlier period.

Net income attributable to shareholders increased to $522.8 million in 2016 compared with net income attributable to shareholders of $497.7 million in the year-earlier period. The following items impacted the comparability of the company's results for the years ended December 31, 2016 and 2015:

•	restructuring, integration, and other charges of $73.6 million in 2016 and $68.8 million in 2015;

•	identifiable intangible asset amortization of $54.9 million in 2016 and $51.0 million in 2015;

•	a gain on sale of investment of $2.0 million in 2015;

•	a loss on investment of $3.0 million in 2015; and

•	a loss on prepayment of debt of $2.9 million in 2015.

Excluding the aforementioned items, net income attributable to shareholders increased to $609.8 million in 2016 compared with $592.3 million in the year-earlier period.

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

Following is an analysis of net sales by business segment for the years ended December 31 (in millions):

	2016	2015	% Change
Consolidated sales, as reported	$23,825	$23,282	2.3%
Impact of changes in foreign currencies	—	(202)
Impact of acquisitions	48	681
Consolidated sales, as adjusted	$23,873	$23,761	0.5%

Global components sales, as reported	$15,409	$14,406	7.0%
Impact of changes in foreign currencies	—	(79)
Impact of acquisitions	10	339
Global components sales, as adjusted*	$15,419	$14,665	5.1%

Global ECS sales, as reported	$8,416	$8,876	(5.2)%
Impact of changes in foreign currencies	—	(123)
Impact of acquisitions	38	342
Global ECS sales, as adjusted*	$8,455	$9,096	(7.0)%
* The sum of the components for sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for 2016 increased by $543.2 million, or 2.3%, compared with the year-earlier period. The increase in 2016 was driven by an increase in global components business segment sales of $1.0 billion, or 7.0%, offset partially by a decrease in global ECS business segment sales of $459.8 million, or 5.2%, compared with the year-earlier period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated sales increased by 0.5% in 2016, compared with the year-earlier period.

In the global components business segment, sales for 2016 increased 7.0% compared with the year-earlier period, primarily driven by increased demand in the Asia regions and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 5.1% in 2016, compared with the year-earlier period.

In the global ECS business segment, sales for 2016 decreased 5.2% compared with the year-earlier period, primarily driven by a decrease in hardware sales offset by an increase in software sales, a significant portion of which are recognized on a net basis, and the impact of changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 7.0% in 2016, compared with the year-earlier period.

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

In the global components business segment, sales for 2015 increased 0.6% compared with the year-earlier period primarily driven by increased demand in the EMEA regions and the impact of recently acquired businesses, offset in part by the impact of changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 1.3% in 2015, compared with the year-earlier period.

In the global ECS business segment, sales for 2015 increased 5.0% compared with the year-earlier period primarily driven by increased demand in the EMEA regions and the impact of recently acquired businesses, offset in part by the impact of changes in foreign currencies. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased by 5.6% in 2015, compared with the year-earlier period.

Gross Profit

Following is an analysis of gross profit for the years ended December 31 (in millions):

	2016	2015	Change
Consolidated gross profit, as reported	$3,144	$3,035	3.6%
Impact of changes in foreign currencies	—	(27)
Impact of acquisitions	13	95
Consolidated gross profit, as adjusted	$3,157	$3,103	1.7%
Consolidated gross profit as a percentage of sales, as reported	13.2%	13.0%	20	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.2%	13.1%	10	bps

The company recorded gross profit of $3.14 billion and $3.04 billion for 2016 and 2015, respectively.  The increase in gross profit was primarily due to increased demand for the Asia/Pacific and Europe regions of the components business, offset partially by a shift in the overall percentage of sales attributable to the Asia/Pacific region. The company's gross margins in the components business in the Asia/Pacific region tend to be lower than those in the other markets in which the company sells products and services.

Gross profit margins for 2016 increased by approximately 20 basis points, compared with the year-earlier period primarily due to a more favorable product mix in the global ECS business. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margin increased approximately 10 basis points in 2016, compared with the year-earlier period.

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

The company recorded gross profit of $3.04 billion and $3.00 billion for 2015 and 2014, respectively. The increase in gross profit was primarily due to the aforementioned 2.3% increase in sales. Gross profit margins for 2015 decreased by approximately 20 basis points, compared with the year-earlier period primarily due to competitive pricing pressure in the ECS business. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's consolidated gross profit margin decreased approximately 10 basis points in 2015, compared with the year-earlier period.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2016	2015	% Change
Selling, general, and administrative expenses, as reported	$2,053	$1,986	3.4%
Depreciation and amortization, as reported	159	156	2.2%
Operating expenses, as reported	2,212	2,142	3.3%
Impact of changes in foreign currencies	—	(19)
Impact of acquisitions	9	69
Operating expenses, as adjusted*	$2,221	$2,191	1.3%
Operating expenses as a percentage of sales, as reported	9.3%	9.2%	10	bps
Operating expenses as a percentage of sales, as adjusted	9.3%	9.2%	10	bps
* The sum of the components for operating expenses, as adjusted, may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $66.6 million, or 3.4%, in 2016, on a sales increase of 2.3%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.6% and 8.5% for 2016 and 2015, respectively.

Depreciation and amortization expense as a percentage of operating expenses was 7.2% for 2016 compared with 7.3% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $54.9 million for 2016 compared to $51.0 million for 2015.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for 2016 increased 1.3%, on a sales increase, as adjusted, of 0.5%. Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses as a percentage of sales for 2016 were 9.3% compared to 9.2% for 2015.

Following is an analysis of operating expenses for the years ended December 31 (in millions):

	2015	2014	% Change
Selling, general, and administrative expenses, as reported	$1,986	$1,960	1.4%
Depreciation and amortization, as reported	156	156	flat
Operating expenses, as reported	2,142	2,116	1.2%
Impact of changes in foreign currencies	—	(155)
Impact of acquisitions	40	162
Operating expenses, as adjusted*	$2,182	$2,122	2.8%
Operating expenses as a percentage of sales, as reported	9.2%	9.3%	(10)	bps
Operating expenses as a percentage of sales, as adjusted	9.2%	9.2%	flat	bps

* The sum of the components for operating expenses, as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased $26.5 million, or 1.4%, in 2015, on a sales increase of 2.3%, compared with the year-earlier period. Selling, general, and administrative expenses, as a percentage of sales, was 8.5% and 8.6%, for 2015 and 2014, respectively.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses for 2015 increased 2.8%, on a sales increase, as adjusted, of 2.9%, due to the company's ability to efficiently manage operating costs.

Restructuring, Integration, and Other Charges

2016 Charges

In 2016, the company recorded restructuring, integration, and other charges of $73.6 million. Included in the restructuring, integration, and other charges for 2016 is a restructuring and integration charge of $32.9 million related to initiatives taken by the company to improve operating efficiencies, which includes personnel costs of $25.8 million, facilities costs of $5.8 million, and other costs of $1.3 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. Also included is a charge of $3.6 million related to restructuring and integration actions taken in prior periods.

Included in restructuring, integration, and other charges for 2016 are other expenses of $37.1 million, which include the following charges and credits. In 2016, the company recorded a pension settlement charge of $12.2 million (see Note 13), additional expense of $11.8 million to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (see Note 15), acquisition related charges of $8.7 million related to contingent consideration for acquisitions completed in prior years, and a fraud loss, net of insurance recoveries, of $4.3 million. Also in 2016, the company released a $2.4 million legal reserve related to the Tekelec Matter (see Note 15).

2015 Charges

In 2015, the company recorded restructuring, integration, and other charges of $68.8 million. Included in the restructuring, integration, and other charges for 2015 is a restructuring and integration charge of $39.1 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2015 is a charge of $4.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses and other charges of $25.6 million.

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

2014 Charges

In 2014, the company recorded restructuring, integration, and other charges of $39.8 million. Included in the restructuring, integration, and other charges for 2014 is a restructuring and integration charge of $38.3 million related to initiatives taken by the company to improve operating efficiencies. Also included in the restructuring, integration, and other charges for 2014 is a charge of $1.1 million related to restructuring and integration actions taken in prior periods and acquisition-related expenses of $0.4 million.

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

As of December 31, 2016, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring plans. Refer to Note 9, "Restructuring, Integration, and Other Charges" of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Trade Name Impairment Charge

The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist. During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78.0 million as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

Operating Income

Following is an analysis of operating income for the years ended December 31 (in millions):

	2016	2015
Consolidated operating income, as reported	$859	$824
Identifiable intangible asset amortization	55	51
Restructuring, integration, and other charges	74	69
Consolidated operating income, as adjusted*	$987	$944
Consolidated operating income as a percentage of sales, as reported	3.6%	3.5%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	4.1%

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $858.5 million, or 3.6% of sales, in 2016 compared with operating income of $824.5 million, or 3.5% of sales, in 2015.  Included in operating income for 2016 and 2015 were the previously discussed identifiable intangible asset amortization of $54.9 million and $51.0 million, respectively, and restructuring, integration, and other charges of $73.6 million and $68.8 million, respectively. Excluding these items, operating income, as adjusted, was $987.0 million, or 4.1% of sales, in 2016 compared with operating income, as adjusted, of $944.3 million, or 4.1% of sales, in 2015.

Following is an analysis of operating income for the years ended December 31 (in millions):

	2015	2014
Consolidated operating income, as reported	$824	$762
Identifiable intangible asset amortization	51	44
Restructuring, integration, and other charges	69	40
Impairment charge	—	78
Consolidated operating income, as adjusted	$944	$924
Consolidated operating income as a percentage of sales, as reported	3.5%	3.3%
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	4.1%

The company recorded operating income of $824.5 million, or 3.5% of sales, in 2015 compared with operating income of $762.3 million, or 3.3% of sales, in 2014. Included in operating income for 2015 and 2014 were the previously discussed identifiable intangible asset amortization of $51.0 million and $44.1 million, respectively, and restructuring, integration, and other charges of $68.8 million and $39.8 million, respectively, and an impairment charge of $78.0 million in 2014. Excluding these items operating income, as adjusted, was $944.3 million, or 4.1% of sales, in 2015 compared with operating income, as adjusted, of $924.2 million, or 4.1% of sales, in 2014.

Gain on Sale of Investment

During 2015, the company recorded a gain on sale of investment of $2.0 million.

During 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. for proceeds of $40.5 million and accordingly recorded a gain on sale of investment of $29.7 million.

Loss on Prepayment of Debt

During 2015, the company recorded a loss on prepayment of debt of $2.9 million related to the redemption of $250.0 million principal amount of its 3.375% notes due November 2015.

Interest and Other Financing Expense, Net

Net interest and other financing expense increased 11.3% in 2016 to $150.7 million, compared with $135.4 million in 2015, primarily due to higher average debt outstanding and an increase in variable interest rates.

Net interest and other financing expense increased by 16.7% in 2015 to $135.4 million, compared with $116.0 million in 2014, primarily due to higher average debt outstanding that was used to refinance the company's 3.375% notes due November 1, 2015 before maturity and for general corporate purposes.

Income Taxes

The company recorded a provision for income taxes of $190.7 million, an effective tax rate of 26.7% for 2016. The company's provision for income taxes and effective tax rate for 2016 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for 2016 was 27.4%.

The company recorded a provision for income taxes of $191.7 million, an effective tax rate of 27.7% for 2015. The company's provision for income taxes and effective tax rate for 2015 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on prepayment of debt, gain on sale of investment, and loss on investment. Excluding the impact of the aforementioned items, the company's effective tax rate for 2015 was 27.1%.

The company recorded a provision for income taxes of $184.9 million, an effective tax rate of 27.1% for 2014. The company's provision for income taxes and effective tax rate for 2014 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, gain on sale of investment, and trade name impairment charge. Excluding the impact of the aforementioned items, the company's effective tax rate for 2014 was 27.2%.

The company's provision for income taxes and effective tax rate are impacted by, among other factors, the statutory tax rates in the countries in which it operates and the related level of income generated by these operations.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2016	2015
Net income attributable to shareholders, as reported	$523	$498
Identifiable intangible asset amortization	53	51
Restructuring, integration, and other charges	74	69
Gain on sale of investment	—	(2)
Loss on prepayment of debt	—	3
Loss on investment	—	3
Tax effect of adjustments above	(40)	(29)
Net income attributable to shareholders, as adjusted*	$610	$592

* The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $522.8 million for 2016, compared with net income attributable to shareholders of $497.7 million in the year-earlier period.  Net income attributable to shareholders, as adjusted, was $609.8 million for 2016, compared with $592.3 million in the year-earlier period.

Following is an analysis of net income attributable to shareholders for the years ended December 31 (in millions):

	2015	2014
Net income attributable to shareholders, as reported	$498	$498
Identifiable intangible asset amortization	51	44
Restructuring, integration, and other charges	69	40
Impairment charge	—	78
Gain on sale of investment	(2)	(30)
Loss on prepayment of debt	3	—
Loss on investment	3	—
Tax effect of adjustments above	(29)	(37)
Net income attributable to shareholders, as adjusted*	$592	$593

* The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $497.7 million for 2015, compared with net income attributable to shareholders of $498.0 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $592.3 million for 2015, compared with $593.0 million in the year-earlier period.

Liquidity and Capital Resources

At December 31, 2016 and 2015, the company had cash and cash equivalents of $534.3 million and $273.1 million, respectively, of which $367.3 million and $232.6 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were to be needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During 2016, the net amount of cash provided by the company's operating activities was $355.8 million, the net amount of cash used for investing activities was $241.4 million, and the net amount of cash provided by financing activities was $166.1 million. The effect of exchange rate changes on cash was a decrease of $19.2 million.

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

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories. As a percentage of total assets, accounts receivable and inventories were approximately 67.6% at December 31, 2016 and were approximately 66.3% at December 31, 2015.

The net amount of cash provided by the company's operating activities during 2016 was $355.8 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in net working capital to support the increase in sales.

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

Working capital, as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.1%, 14.8%, and 14.7% in 2016, 2015, and 2014, respectively.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during 2016 was $241.4 million, primarily reflecting $64.8 million of cash consideration paid, net of cash acquired, for the acquisition of three businesses, $164.7 million for capital expenditures, and $12.0 million for the acquisition of an equity method investment. Included in capital expenditures for 2016 is $57.7 million related to the company's global ERP initiative.

The net amount of cash used for investing activities during 2015 was $664.0 million, primarily reflecting $514.7 million of cash consideration paid for acquired businesses, $154.8 million for capital expenditures, $3.5 million of proceeds from sale of facilities, and $2.0 million of proceeds from sale of investment. Included in capital expenditures for 2015 is $48.8 million related to the company's global ERP initiative.

During 2015, the company completed ten acquisitions, inclusive of a 53.7% acquisition of Data Modul AG. The aggregate consideration paid for these ten acquisitions was $514.7 million, net of cash acquired, contingent consideration and other amounts withheld.

The net amount of cash used for investing activities during 2014 was $244.8 million, primarily reflecting $162.9 million of cash consideration paid for acquired businesses, $122.5 million for capital expenditures, and $40.5 million of proceeds from sale of investment. Included in capital expenditures for 2013 is $57.0 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during 2016 was $166.1 million. The uses of cash from financing activities included $216.4 million of repurchases of common stock and $3.2 million of other acquisition related payments. The sources of cash from financing activities during 2016 were $48.7 million increase in short-term and other borrowings, $313.0 million of net proceeds from long-term bank borrowings, and $24.0 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

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

During 2015, the company redeemed $250.0 million principal amount of its 3.375% notes due November 2015. The related loss on the redemption for the year-ended December 31, 2015 aggregated $2.9 million and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

The net amount of cash used for financing activities during 2014 was $434.9 million. The uses of cash from financing activities included $145.0 million of net repayments of long-term borrowings, $304.8 million of repurchases of common stock, a $12.5 million decrease in short-term and other borrowings, and other contingent consideration payments of $1.5 million. The source of cash from financing activities during 2014 was $28.9 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The company has a revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In December 2016, the company amended its revolving credit facility and, among other things, increased its borrowing capacity from $1.5 billion to $1.8 billion and extended its term to mature in December 2021. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at December 31, 2016), which is based on the company's credit ratings, for an effective interest rate of 1.99% at December 31, 2016. The facility fee is .20%. There were no outstanding borrowings under the revolving credit facility at December 31, 2016. The company had $72.0 million in outstanding borrowings under the revolving credit facility at December 31, 2015. During the years ended December 31, 2016 and 2015, the average daily balance outstanding under the revolving credit facility was $8.8 million and $2.7 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program as of December 31, 2016 and 2015. During the years ended December 31, 2016 and 2015, the average daily balance outstanding under the commercial paper program was $285.9 million and $362.4 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2016, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $900.0 to $910.0 and extended its term to mature in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2016), which is based on the company's credit ratings, for an effective interest rate of 1.31% at December 31, 2016.  The facility fee is .40%. The company had $460.0 million and $75.0 million in outstanding borrowings under the asset securitization program at December 31, 2016 and 2015, respectively. During the years ended December 31, 2016 and 2015, the average daily balance outstanding under the asset securitization program was $661.6 million and $498.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100.0 million. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2016 and 2015. During 2016 and 2015, the average daily balance outstanding under the uncommitted line of credit was $34.3 million and $17.3 million, respectively.

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

Contractual Obligations

Payments due under contractual obligations at December 31, 2016 are as follows (in thousands):

	Within 1 Year	1-3 Years	4-5 Years	After 5 Years	Total
Debt	$91,229	$960,123	$548,260	$1,185,561	$2,785,173
Interest on long-term debt	117,500	192,103	136,070	139,313	584,986
Capital leases	2,598	2,187	203	—	4,988
Operating leases	71,659	96,039	56,110	103,732	327,540
Purchase obligations (a)	3,752,716	69,927	7,626	116	3,830,385
Other (b)	13,916	7,365	8,107	17,800	47,188
	$4,049,618	$1,327,744	$756,376	$1,446,522	$7,580,260

(a)
Amounts represent an estimate of non-cancelable inventory purchase orders and other contractual obligations related to information technology and facilities as of December 31, 2016. Most of the company's inventory purchases are pursuant to authorized distributor agreements, which are typically cancelable by either party at any time or on short notice, usually within a few months.

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

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third party agreements of the joint ventures as of December 31, 2016.

At December 31, 2016, the company had a liability for unrecognized tax benefits and a liability for the payment of related interest totaling $31.5 million, of which approximately $0.4 million is expected to be paid within one year. For the remaining liability, due to the uncertainties related to these tax matters, the company is unable to make a reasonably reliable estimate when cash settlement with a taxing authority will occur.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs for the years ended December 31, 2014, 2015, and 2016 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
May 2014	$200,000	$200,000	—
December 2014	200,000	200,000	—
September 2015	400,000	280,088	119,912
December 2016	400,000	—	400,000
Total	1,200,000	680,088	519,912

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Write-downs of inventories to market value are based upon contractual provisions governing price protection, stock rotation, and obsolescence, as well as assumptions about future demand and market conditions. If assumptions about future demand change and/or actual market conditions are less favorable than those projected by the company, additional write-downs of inventories may be required. Due to the large number of transactions and the complexity of managing the process around price protections and stock rotations, estimates are made regarding adjustments to the book cost of inventories. Actual amounts could be different from those estimated.

Investments

The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Accumulated other comprehensive loss" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

It is the company's policy to provide for uncertain tax positions and the related interest and penalties based upon management's assessment of whether a tax benefit is more likely than not to be sustained upon examination by tax authorities. At December 31, 2016, the company believes it has appropriately accounted for any unrecognized tax benefits. To the extent the company prevails in matters for which a liability for an unrecognized tax benefit is established or is required to pay amounts in excess of the liability, the company's effective tax rate in a given financial statement period may be affected.

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

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company also occasionally enters into forward starting interest rate swaps to fix the rate on an anticipated future long-term debt issuance. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations.

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

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition, which cliff vest, are recognized over the vesting period on a straight line basis. Stock-based compensation awards with service conditions only are also recognized on a straight-line basis. The fair value of stock options is determined using the Black-Scholes valuation model and the assumptions shown in Note 12 of the Notes to the Consolidated Financial Statements. The assumptions used in calculating the fair value of share-based payment awards represent management's best estimates. The company's estimates may be impacted by certain variables including, but not limited to, stock price volatility, employee stock option exercise behaviors, additional stock option grants, estimates of forfeitures, the company's performance, and related tax impacts.

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

An entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (that is, a likelihood of more than 50%) that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The company has elected not to perform the qualitative assessment and began its impairment testing with the first step of the two-

step impairment process. The first step, used to identify potential impairment, compares the calculated fair value of a reporting unit with its carrying amount. If the carrying amount of the reporting unit is less than its fair value, no impairment exists and the second step is not performed. If the carrying amount of a reporting unit exceeds its fair value, the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized for the excess.

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2016, 2015, and 2014, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

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

As of December 31, 2016, the company has $2.4 billion of goodwill, of which approximately $1.1 billion, $78.6 million and $61.2 million was allocated to the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment, respectively and $800.0 million and $352.5 million was allocated to the North America and EMEA reporting units within the global ECS business segment, respectively. As of the date of the company's latest impairment test, the fair value of the Americas, EMEA, and Asia/Pacific reporting units within the global components business segment and the fair value of the North America and EMEA reporting units within the global ECS business segment exceeded their carrying values by approximately 16%, 127%, 12%, 416%, and 106%, respectively.

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

During the fourth quarter of 2014, in connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in a non-cash impairment charge of $78.0 million as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

Impact of Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04").  ASU No. 2017-04 eliminates step 2 from the annual goodwill impairment test. ASU No. 2017-04 is effective for the company in the first quarter of 2020, with early adoption permitted on

January 1, 2017, and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2017-04 would not materially impact the company's consolidated financial position or results of operations unless step 1 of the annual goodwill impairment test fails.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810) ("ASU No. 2016-17").  ASU No. 2016-17 amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. ASU No. 2016-17 is effective for the company in the first quarter of 2017, with early adoption permitted, and is to be applied using a retrospective approach. Effective October 2, 2016, the company adopted the provisions of ASU No. 2016-17 on a retrospective basis. The adoption of the provisions of ASU No. 2016-17 did not impact the company's consolidated financial position or results of operations.

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) ("ASU No. 2016-16").  ASU No. 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU No. 2016-16 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-16.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU No. 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is expected to adopt the provisions of ASU 2016-15 on January 1, 2017, and the provisions are not expected to have a material impact on the company's financial position or results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements, and forfeitures related to share-based awards. ASU No. 2016-09 is effective for the company in the first quarter of 2017. The provisions of ASU 2016-09 are not expected to have a material impact on the company's financial position or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. ASU No. 2016-02 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. While the company continues to evaluate the effects of adopting the provisions of ASU No. 2016-02, the company expects most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for the company in the first quarter of 2017, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Effective October 2, 2016, the company adopted the provisions of ASU No. 2015-17 on a prospective basis. The adoption of the provisions of ASU No. 2015-17 resulted in a reclassification of deferred tax liabilities and assets from current to noncurrent and did not materially impact the company's consolidated financial position or results of operations.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for the company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"); and ASU No. 2016-19, Technical Corrections and Improvements ("ASU No. 2016-19"), respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19.

In 2014, the company established an implementation team (“team”) and engaged external advisers to develop a multi-phase plan to assess the company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. The team has updated the assessment for new ASU updates and for newly acquired businesses. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the company’s customers.

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

Foreign Currency Exchange Rate Risk

The company, as a large global organization, faces exposure to adverse movements in foreign currency exchange rates. These exposures may change over time as business practices evolve and could materially impact the company's financial results in the future. The company's primary exposure relates to transactions in which the currency collected from customers is different from the currency utilized to purchase the product sold in Europe, the Asia Pacific region, Canada, and Latin America. The company's policy is to hedge substantially all such currency exposures for which natural hedges do not exist. Natural hedges exist when purchases and sales within a specific country are both denominated in the same currency and, therefore, no exposure exists to hedge with foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts"). In many regions in Asia, for example, sales and purchases are primarily denominated in U.S. dollars, resulting in a "natural hedge." Natural hedges exist in most countries in which the company operates, although the percentage of natural offsets, as compared with offsets that need to be hedged by foreign exchange contracts, will vary from country to country. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions. The fair values of the foreign exchange contracts, which are nominal, are estimated using market quotes. The notional amount of the foreign exchange contracts at December 31, 2016 and 2015 was $460.2 million and $382.0 million, respectively.

The translation of the financial statements of the non-United States operations is impacted by fluctuations in foreign currency exchange rates. The change in consolidated sales and operating income was impacted by the translation of the company's international financial statements into U.S. dollars. This resulted in decreased sales and operating income of $190.9 million and $7.7 million, respectively, for 2016, compared with the year-earlier period, based on 2015 sales and operating income at the average rate for 2016. Sales and operating income would decrease by approximately $678.3 million and $32.2 million, respectively, if average foreign exchange rates had declined by 10% against the U.S. dollar in 2016. These amounts were determined by considering the impact of a hypothetical foreign exchange rate on the sales and operating income of the company's international operations.

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

At December 31, 2016, approximately 77% of the company's debt was subject to fixed rates, and 23% of its debt was subject to floating rates.  A one percentage point change in average interest rates would not materially impact net interest and other financing expense in 2016. This was determined by considering the impact of a hypothetical interest rate on the company's average floating rate on investments and outstanding debt.  This analysis does not consider the effect of the level of overall economic activity that could exist.  In the event of a change in the level of economic activity, which may adversely impact interest rates, the company could likely take actions to further mitigate any potential negative exposure to the change.  However, due to the uncertainty of the specific actions that might be taken and their possible effects, the sensitivity analysis assumes no changes in the company's financial structure.

The terms of our outstanding interest rate swap contracts at December 31, 2016 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896
June 2018	50,000	6.875%	6 mo. USD LIBOR + 5.301

In January 2015, the company entered into four seven-year forward-starting interest rate swaps (the "2015 swaps") which locked in an average treasury rate of 1.98% on a total aggregate notional amount of $200.0 million. These 2015 swaps were designated as cash flow hedges and managed the risk associated with changes in treasury rates and the impact of future interest payments on the anticipated debt issuances to replace the company's 3.375% notes due to mature in November 2015. In February 2015, the company received $0.9 million in connection with the termination of the 2015 swaps upon issuance of the seven-year notes due in 2022. The fair value of the 2015 swaps is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income (loss)" and is being reclassified into income over the seven-year term of the notes due in 2022.

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

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited the accompanying consolidated balance sheets of Arrow Electronics, Inc. and subsidiaries (the “company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Arrow Electronics, Inc. and subsidiaries at December 31, 2016 and 2015, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arrow Electronics, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 7, 2017

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)

	Years Ended December 31,
	2016	2015	2014
Sales	$23,825,261	$23,282,020	$22,768,674
Costs and expenses:
Cost of sales	20,681,062	20,246,770	19,772,779
Selling, general, and administrative expenses	2,052,863	1,986,249	1,959,749
Depreciation and amortization	159,195	155,754	156,048
Restructuring, integration, and other charges	73,602	68,765	39,841
Trade name impairment charge	—	—	78,000
	22,966,722	22,457,538	22,006,417
Operating income	858,539	824,482	762,257
Equity in earnings of affiliated companies	7,573	7,037	7,318
Gain on sale of investment	—	2,008	29,743
Loss on prepayment of debt	—	2,943	—
Interest and other financing expense, net	150,715	135,401	115,985
Other expense, net	—	3,000	—
Income before income taxes	715,397	692,183	683,333
Provision for income taxes	190,674	191,697	184,943
Consolidated net income	524,723	500,486	498,390
Noncontrolling interests	1,973	2,760	345
Net income attributable to shareholders	$522,750	$497,726	$498,045
Net income per share:
Basic	$5.75	$5.26	$5.05
Diluted	$5.68	$5.20	$4.98
Weighted-average shares outstanding:
Basic	90,960	94,608	98,675
Diluted	92,033	95,686	99,947

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Consolidated net income	$524,723	$500,486	$498,390
Other comprehensive income:
Foreign currency translation adjustment and other	(109,187)	(223,268)	(265,030)
Unrealized gain (loss) on investment securities, net	(2,439)	814	(12,925)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	373	871	403
Employee benefit plan items, net	10,148	2,947	(12,617)
Other comprehensive loss	(101,105)	(218,636)	(290,169)
Comprehensive income	423,618	281,850	208,221
Less: Comprehensive income attributable to noncontrolling interests	16	4,213	345
Comprehensive income attributable to shareholders	$423,602	$277,637	$207,876

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$534,320	$273,090
Accounts receivable, net	6,746,687	6,161,418
Inventories, net	2,855,645	2,466,490
Other current assets	180,069	285,473
Total current assets	10,316,721	9,186,471
Property, plant, and equipment, at cost:
Land	23,456	23,547
Buildings and improvements	175,141	162,011
Machinery and equipment	1,297,657	1,250,115
	1,496,254	1,435,673
Less: Accumulated depreciation and amortization	(739,955)	(735,495)
Property, plant, and equipment, net	756,299	700,178
Investments in affiliated companies	88,401	73,376
Intangible assets, net	336,882	389,326
Goodwill	2,392,220	2,368,832
Other assets	315,843	303,747
Total assets	$14,206,366	$13,021,930
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,774,151	$5,192,665
Accrued expenses	821,244	819,463
Short-term borrowings, including current portion of long-term debt	93,827	44,024
Total current liabilities	6,689,222	6,056,152
Long-term debt	2,696,334	2,380,575
Other liabilities	355,190	390,392
Commitments and Contingencies (Note 14 and 15)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2016 and 2015
Issued - 125,424 shares in both 2016 and 2015	125,424	125,424
Capital in excess of par value	1,112,114	1,107,314
Treasury stock (36,511 and 34,501 shares in 2016 and 2015, respectively), at cost	(1,637,476)	(1,480,069)
Retained earnings	5,197,230	4,674,480
Accumulated other comprehensive loss	(383,854)	(284,706)
Total shareholders' equity	4,413,438	4,142,443
Noncontrolling interests	52,182	52,368
Total equity	4,465,620	4,194,811
Total liabilities and equity	$14,206,366	$13,021,930

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2016	2015	2014
Cash flows from operating activities:
Consolidated net income	$524,723	$500,486	$498,390
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	159,195	155,754	156,048
Amortization of stock-based compensation	39,825	47,274	41,930
Equity in earnings of affiliated companies	(7,573)	(7,037)	(7,318)
Deferred income taxes	28,130	5,833	(25,744)
Trade name impairment charge	—	—	78,000
Gain on sale of investment	—	(2,008)	(18,269)
Excess tax benefits from stock-based compensation arrangements	(5,049)	(5,911)	(7,129)
Other	5,972	10,894	2,686
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(636,944)	(68,990)	(521,613)
Inventories	(403,980)	(42,790)	(210,789)
Accounts payable	582,165	33,398	628,697
Accrued expenses	47,020	56,139	41,720
Other assets and liabilities	22,322	(27,963)	16,692
Net cash provided by operating activities	355,806	655,079	673,301
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(64,751)	(514,731)	(162,881)
Acquisition of property, plant, and equipment	(164,695)	(154,800)	(122,505)
Proceeds from sale of facilities	—	3,496	—
Proceeds from sale of investment	—	2,008	40,542
Other	(12,000)	—	—
Net cash used for investing activities	(241,446)	(664,027)	(244,844)
Cash flows from financing activities:
Change in short-term and other borrowings	48,684	(46,645)	(12,541)
Proceeds from (repayment of) long-term bank borrowings, net	313,000	(128,000)	(145,000)
Net proceeds from note offering	—	688,162	—
Redemption of notes	—	(254,313)	—
Proceeds from exercise of stock options	18,967	14,900	21,788
Excess tax benefits from stock-based compensation arrangements	5,049	5,911	7,129
Repurchases of common stock	(216,446)	(356,434)	(304,763)
Other	(3,190)	(7,768)	(1,499)
Net cash provided by (used for) financing activities	166,064	(84,187)	(434,886)
Effect of exchange rate changes on cash	(19,194)	(34,130)	16,182
Net increase (decrease) in cash and cash equivalents	261,230	(127,265)	9,753
Cash and cash equivalents at beginning of year	273,090	400,355	390,602
Cash and cash equivalents at end of year	$534,320	$273,090	$400,355

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In thousands)

	Common Stock at Par Value	Capital in Excess of Par Value	Treasury Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total
Balance at December 31, 2013	$125,424	$1,071,075	$(920,528)	$3,678,709	$225,552	$4,596	$4,184,828
Consolidated net income	—	—	—	498,045	—	345	498,390
Other comprehensive loss	—	—	—	—	(290,169)	—	(290,169)
Amortization of stock-based compensation	—	41,930	—	—	—	—	41,930
Shares issued for stock-based compensation awards	—	(33,830)	55,618	—	—	—	21,788
Tax benefits related to stock-based compensation awards	—	6,907	—	—	—	—	6,907
Repurchases of common stock	—	—	(304,763)	—	—	—	(304,763)
Balance at December 31, 2014	125,424	1,086,082	(1,169,673)	4,176,754	(64,617)	4,941	4,158,911
Consolidated net income	—	—	—	497,726	—	2,760	500,486
Other comprehensive income (loss)	—	—	—	—	(220,089)	1,453	(218,636)
Amortization of stock-based compensation	—	47,274	—	—	—	—	47,274
Shares issued for stock-based compensation awards	—	(31,138)	46,038	—	—	—	14,900
Tax benefits related to stock-based compensation awards	—	5,795	—	—	—	—	5,795
Repurchases of common stock	—	—	(356,434)	—	—	—	(356,434)
Acquisition of non-controlling interest	—	—	—	—	—	47,451	47,451
Purchase of subsidiary shares from noncontrolling interest	—	(699)	—	—	—	(4,019)	(4,718)
Distributions	—	—	—	—	—	(218)	(218)
Balance at December 31, 2015	125,424	1,107,314	(1,480,069)	4,674,480	(284,706)	52,368	4,194,811
Consolidated net income	—	—	—	522,750	—	1,973	524,723
Other comprehensive loss	—	—	—	—	(99,148)	(1,957)	(101,105)
Amortization of stock-based compensation	—	39,825	—	—	—	—	39,825
Shares issued for stock-based compensation awards	—	(40,072)	59,039	—	—	—	18,967
Tax benefits related to stock-based compensation awards	—	5,047	—	—	—	—	5,047
Repurchases of common stock	—	—	(216,446)	—	—	—	(216,446)
Distributions	—	—	—	—	—	(202)	(202)
Balance at December 31, 2016	$125,424	$1,112,114	$(1,637,476)	$5,197,230	$(383,854)	$52,182	$4,465,620

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

Inventories

Inventories are stated at the lower of cost or net realizable value. Cost approximates the first-in, first-out method. Substantially all inventories represent finished goods held for sale.

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

Software Development Costs

The company capitalizes certain internal and external costs incurred to acquire or create internal-use software. Capitalized software costs are amortized on a straight-line basis over the estimated useful life of the software, which is generally three to twelve years. At December 31, 2016 and 2015, the company had unamortized software development costs of $477,670 and $433,146, respectively, which are included in "Machinery and equipment" in the company's consolidated balance sheets. During 2016, the company changed the useful life on its global ERP software from ten to twelve years. The impact of the change was not material.

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

All other equity investments, which consist of investments for which the company does not possess the ability to exercise significant influence, are accounted for under the cost method or as available-for-sale, and are included in "Other assets" in the company's consolidated balance sheets. Under the cost method of accounting, investments are carried at cost and are adjusted only for other-than-temporary declines in realizable value and additional investments. The company accounts for available-for-sale investments at fair value, using quoted market prices, and the related holding gains and losses are included in "Accumulated other comprehensive income (loss)" in the shareholders' equity section in the company's consolidated balance sheets. The company assesses its long-term investments on an ongoing basis to determine whether declines in market value below cost are other-than-temporary. When the decline is determined to be other-than-temporary, the cost basis for the individual security is reduced and a loss is realized in the company's consolidated statement of operations in the period in which it occurs. The company makes such determination after considering the length of time and the extent to which the market value of the investment is less than its cost, the financial condition and operating results of the investee, and the company's intent and ability to retain the investment over time to potentially allow for any recovery in market value. In addition, the company assesses the following factors:

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

The company estimates the fair value of a reporting unit using the income approach. For the purposes of the income approach, fair value is determined based on the present value of estimated future cash flows, discounted at an appropriate risk-adjusted rate. The assumptions included in the income approach include forecasted revenues, gross profit margins, operating income margins, working capital cash flow, forecasted capital expenditures, perpetual growth rates, and long-term discount rates, among others, all of which require significant judgments by management. Actual results may differ from those assumed in the company's forecasts. The company also reconciles its discounted cash flow analysis to its current market capitalization allowing for a reasonable control premium. As of the first day of the fourth quarters of 2016, 2015, and 2014, the company's annual impairment testing did not indicate impairment at any of the company's reporting units.

Foreign Currency Translation and Remeasurement

The assets and liabilities of international operations are translated at the exchange rates in effect at the balance sheet date. Revenue and expense accounts are translated at the monthly average exchange rates. Adjustments arising from the translation of the foreign currency financial statements of the company's international operations are reported as a component of "Accumulated other comprehensive loss" in the company's consolidated balance sheets.

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

Comprehensive Income

Comprehensive income consists of consolidated net income, foreign currency translation adjustment, unrealized gains or losses on post-retirement benefit plans, and unrealized gains or losses on investment securities and interest rate swaps designated as cash flow hedges. Unrealized gains or losses on investment securities and interest rate swaps are net of any reclassification adjustments for realized gains or losses included in consolidated net income. Foreign currency translation adjustments included in comprehensive

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

income were not tax effected as investments in international affiliates are deemed to be permanent. All other comprehensive income items are net of related income taxes.

Stock-Based Compensation

The company records share-based payment awards exchanged for employee services at fair value on the date of grant and expenses the awards in the consolidated statements of operations over the requisite employee service period. Stock-based compensation expense includes an estimate for forfeitures. Stock-based compensation expense related to awards with a market or performance condition which cliff vest, are recognized over the vesting period on a straight line basis. Stock-based compensation awards with service conditions only are also recognized on a straight-line basis.

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

Shipping and Handling Costs

The company reports shipping and handling costs, primarily related to outbound freight, in the consolidated statements of operations as a component of selling, general, and administrative expenses. Shipping and handling costs included in selling, general, and administrative expenses totaled $79,257, $77,399, and $85,591 in 2016, 2015, and 2014, respectively.

Impact of Recently Issued Accounting Standards

In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04").  ASU No. 2017-04 eliminates step 2 from the annual goodwill impairment test. ASU No. 2017-04 is effective for the company in the first quarter of 2020, with early adoption permitted on January 1, 2017, and is to be applied on a prospective basis. The adoption of the provisions of ASU No. 2017-04 would not materially impact the company's consolidated financial position or results of operations unless step 1 of the annual goodwill impairment test fails.

In October 2016, the FASB issued Accounting Standards Update No. 2016-17, Consolidation (Topic 810) ("ASU No. 2016-17").  ASU No. 2016-17 amends the consolidation guidance on how variable interest entities should treat indirect interest in the entity held through related parties. ASU No. 2016-17 is effective for the company in the first quarter of 2017, with early adoption permitted, and is to be applied using a retrospective approach. Effective October 2, 2016, the company adopted the provisions of ASU No. 2016-17 on a retrospective basis. The adoption of the provisions of ASU No. 2016-17 did not impact the company's consolidated financial position or results of operations.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) ("ASU No. 2016-16").  ASU No. 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. ASU No. 2016-16 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a modified retrospective approach. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2016-16.

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU No. 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows. ASU No. 2016-15 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied using a retrospective approach. The company is expected to adopt the provisions of ASU 2016-15 on January 1, 2017, and the provisions are not expected to have a material impact on the company's financial position or results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements, and forfeitures related to share-based awards. ASU No. 2016-09 is effective for the company in the first quarter of 2017. The provisions of ASU 2016-09 are not expected to have a material impact on the company's financial position or results of operations.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. ASU No. 2016-02 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. While the company continues to evaluate the effects of adopting the provisions of ASU No. 2016-02, the company expects most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

In November 2015, the FASB issued Accounting Standards Update No. 2015-17, Income Taxes - Balance Sheet Classification of Deferred Taxes (Topic 740) ("ASU No. 2015-17"). ASU No. 2015-17 requires deferred tax liabilities and assets to be classified as noncurrent in the consolidated balance sheet. ASU No. 2015-17 is effective for the company in the first quarter of 2017, with early adoption permitted. ASU No. 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. Effective October 2, 2016, the company adopted the provisions of ASU No. 2015-17 on a prospective basis. The adoption of the provisions of ASU No. 2015-17 resulted in a reclassification of deferred tax liabilities and assets from current to noncurrent and did not materially impact the company's consolidated financial position or results of operations.

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

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASU No. 2014-09 is effective for the company in the first quarter of 2018, with early adoption permitted in the first quarter of 2017. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"); and ASU No. 2016-19, Technical Corrections and Improvements ("ASU No. 2016-19"), respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2014-09, ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19.

In 2014, the company established an implementation team (“team”) and engaged external advisers to develop a multi-phase plan to assess the company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new standard. The team has updated the assessment for new ASU updates and for newly acquired businesses. The team is in the process of developing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations and the determination of when control of goods and services transfers to the company’s customers.

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

2016 Acquisitions

During 2016, the company completed three acquisitions for $63,869, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for 2016 and 2015 as though the acquisitions occurred on January 1 was also not material.

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

Since the date of the acquisition, immixGroup sales of $695,202 and $384,926 were included in the company's consolidated results of operations for 2016 and 2015, respectively.

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

In connection with the immixGroup acquisition, the company allocated $44,000 to customer relationships with a useful life of 13 years and $2,400 to amortizable trade name with a life of 5 years.

The goodwill related to the immixGroup acquisition was recorded in the company's global ECS business segment. The intangible assets related to the immixGroup acquisition are deductible for income tax purposes.

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

3. Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

As of the first day of the fourth quarters of 2016, 2015, and 2014, the company's annual impairment testing did not result in any indicators of impairment of goodwill of companies acquired.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2014 (a)	$1,051,783	$1,017,426	$2,069,209
Acquisitions	187,977	174,074	362,051
Foreign currency translation adjustment	(8,928)	(53,500)	(62,428)
Balance as of December 31, 2015 (a)	1,230,832	1,138,000	2,368,832
Acquisitions	20,724	36,430	57,154
Foreign currency translation adjustment	(11,815)	(21,951)	(33,766)
Balance as of December 31, 2016 (a)	$1,239,741	$1,152,479	$2,392,220

(a)
The total carrying value of goodwill of companies acquired for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of December 31, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	476,176	(247,206)	228,970
Developed technology	5 years	9,140	(4,435)	4,705
Other intangible assets	(b)	6,721	(4,514)	2,207
		$593,037	$(256,155)	$336,882

(b)	Consists of non-competition agreements, sales backlog, and an amortizable trade name with useful lives ranging from two to five years.

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

The gross carrying value of trade names in the table above is reflected net of a $78,000 non-cash impairment charge recorded during the fourth quarter of 2014. In connection with the company's global re-branding initiative to brand certain of its businesses under the Arrow name, the company made the decision to discontinue the use of a trade name of one of its businesses within the global ECS business segment. As no future cash flows will be attributed to the impacted trade name, the entire book value was written-off, resulting in the non-cash impairment charge of $78,000 as of December 31, 2014 in the company's consolidated statements of operations. Fair value was determined using unobservable (Level 3) inputs. The impairment charge did not impact the company’s consolidated cash flows, liquidity, capital resources, and covenants under its existing revolving credit facility, asset securitization program, and other outstanding borrowings. No impairment existed as of December 31, 2014 with respect to the company's other identifiable intangible assets.

Amortization expense related to identifiable intangible assets was $54,886, $51,036, and $44,063 for the years ended December 31, 2016, 2015, and 2014, respectively. Amortization expense for each of the years 2017 through 2021 is estimated to be approximately $49,386, $43,245, $36,929, $29,973, and $21,724, respectively.

4. Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures.  These investments are accounted for using the equity method.

The following table presents the company's investment in the following joint ventures at December 31:

	2016	2015
Marubun/Arrow	$65,237	$62,530
Other	23,164	10,846
	$88,401	$73,376

The equity in earnings of affiliated companies for the years ended December 31 consists of the following:

	2016	2015	2014
Marubun/Arrow	$7,629	$6,212	$6,510
Other	(56)	825	808
	$7,573	$7,037	$7,318

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2016.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

5. Accounts Receivable

Accounts receivable, net, consists of the following at December 31:

	2016	2015
Accounts receivable	$6,798,943	$6,211,077
Allowances for doubtful accounts	(52,256)	(49,659)
Accounts receivable, net	$6,746,687	$6,161,418

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers.  As of December 31, 2016,  the company has one customer with a combined note and accounts receivable balance of approximately $20.0 million.  The customer became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it will recover all amounts due; however, it is possible that it could incur a loss.

6. Debt

At December 31, 2016 and 2015, short-term borrowings of $93,827 and $44,024, respectively, were primarily utilized to support the working capital requirements. The weighted-average interest rates on these borrowings at December 31, 2016 and 2015 were 2.4% and 3.3%, respectively.

Long-term debt consists of the following at December 31:

	2016	2015
Revolving credit facility	$—	$72,000
Asset securitization program	460,000	75,000
6.875% senior debentures, due 2018	199,348	198,886
3.00% notes, due 2018	299,013	298,197
6.00% notes, due 2020	299,183	298,932
5.125% notes, due 2021	248,843	248,566
3.50% notes, due 2022	345,776	345,061
4.50% notes, due 2023	296,646	296,194
4.00% notes, due 2025	344,625	344,092
7.50% senior debentures, due 2027	198,514	198,366
Interest rate swaps designated as fair value hedges	152	711
Other obligations with various interest rates and due dates	4,234	4,570
	$2,696,334	$2,380,575

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The estimated fair market value at December 31, using quoted market prices, is as follows:

	2016	2015
6.875% senior debentures, due 2018	$212,500	$218,000
3.00% notes, due 2018	303,500	303,000
6.00% notes, due 2020	325,500	330,000
5.125% notes, due 2021	265,500	267,500
3.50% notes, due 2022	349,500	343,000
4.50% notes, due 2023	305,500	309,000
4.00% notes, due 2025	345,000	336,000
7.50% senior debentures, due 2027	238,000	238,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a revolving credit facility that may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. In December 2016, the company amended its revolving credit facility and, among other things, increased its borrowing capacity from $1,500,000 to $1,800,000 and extended its term to mature in December 2021. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at December 31, 2016), which is based on the company's credit ratings, for an effective interest rate of 1.99% at December 31, 2016. The facility fee, which is based on the company's credit ratings, was .20% at December 31, 2016. There were no outstanding borrowings under the revolving credit facility at December 31, 2016. The company had $72,000 in outstanding borrowings under the revolving credit facility at December 31, 2015.

The company has a commercial paper program and the maximum aggregate balance of commercial paper notes outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program as of December 31, 2016 and 2015.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In September 2016, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $900,000 to $910,000 and extended its term to mature in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at December 31, 2016), which is based on the company's credit ratings, for an effective interest rate of 1.31% at December 31, 2016.  The facility fee is .40%.

At December 31, 2016 and 2015, the company had $460,000 and $75,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets, and total collateralized accounts receivable of approximately $2,045,464 and $1,871,831, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of December 31, 2016 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During 2014, the company entered into an agreement for an uncommitted line of credit. Under this agreement, the company may borrow up to a total of $100,000. There were no outstanding borrowings under the uncommitted line of credit at December 31, 2016 and 2015.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Annual payments of borrowings during each of the years 2017 through 2021 are $93,827, $500,737, $461,573, $299,611, and $248,852, respectively, and $1,185,561 for all years thereafter.

During 2015, the company completed the sale of $350,000 principal amount of 3.50% notes due in 2022 and $350,000 principal amount of 4.00% notes due in 2025. The net proceeds of the offering of $688,162 were used to refinance the company's 3.375% notes due November 2015 and for general corporate purposes.

During 2015, the company redeemed $250,000 principal amount of its 3.375% notes due November 2015. The related loss on the redemption for 2015 was $2,943 and was recognized as a loss on prepayment of debt in the company's consolidated statements of operations.

Interest and other financing expense, net, includes interest and dividend income of $18,680, $6,301, and $5,552 in 2016, 2015, and 2014, respectively. Interest paid, net of interest and dividend income, amounted to $141,816, $133,390, and $120,477 in 2016, 2015, and 2014, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2016:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Other assets	$2,660	$—	$—	$2,660
Available-for-sale securities	Other assets	37,915	—	—	37,915
Interest rate swaps	Other assets	—	152	—	152
Foreign exchange contracts	Other current assets	—	4,685	—	4,685
Foreign exchange contracts	Accrued expenses	—	(3,444)	—	(3,444)
Contingent consideration	Accrued expenses	—	—	(4,027)	(4,027)
		$40,575	$1,393	$(4,027)	$37,941

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2015:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	Other assets	$1,559	$—	$—	$1,559
Available-for-sale securities	Other assets	41,178	—	—	41,178
Interest rate swaps	Other assets	—	711	—	711
Foreign exchange contracts	Other current assets	—	2,625	—	2,625
Foreign exchange contracts	Accrued expenses	—	(3,363)	—	(3,363)
Contingent consideration	Accrued expenses	—	—	(3,889)	(3,889)
		$42,737	$(27)	$(3,889)	$38,821

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Notes 2 and 3). The company tests these assets for impairment if indicators of potential impairment exist.

During 2016, 2015, and 2014 there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

During 2014, the company sold its 1.9% equity ownership interest in WPG Holdings Co., Ltd. ("WPG") for proceeds of $40,542 and accordingly recorded a gain on sale of investment of $29,743.

The fair value of the company's available-for-sale securities is as follows at December 31:

	2016		2015
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$18,097	$10,016	$17,389
Unrealized holding gain	3,806	5,996	8,708	5,065
Fair value	$13,822	$24,093	$18,724	$22,454

The unrealized holding gains or losses are included in "Accumulated other comprehensive loss" in the shareholders' equity section in the company's consolidated balance sheets.

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

The terms of our outstanding interest rate swap contracts at December 31, 2016 are as follows:

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

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, British pound, Taiwan Dollar, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes.  The notional amount of the foreign exchange contracts at December 31, 2016 and 2015 was $460,233 and $382,025, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts are recorded in "Selling, general, and administrative expenses" and "Interest and other financing expense, net" in the company's consolidated statements of operations and were not material for 2016, 2015, and 2014.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The effect of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows for the years ended December 31 are as follows:

	2016	2015	2014
Gain (Loss) Recognized in Income
Foreign exchange contracts	$1,535	$4,755	$(1,195)
Interest rate swaps	$(608)	$(523)	$(656)
Total	$927	$4,232	$(1,851)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(153)	$(1,001)	$412
Interest rate swaps	$—	$827	$—

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

8. Income Taxes

The provision for income taxes for the years ended December 31 consists of the following:

	2016	2015	2014
Current:
Federal	$45,314	$82,532	$101,857
State	7,022	18,022	20,123
International	110,208	85,310	88,707
	162,544	185,864	210,687
Deferred:
Federal	29,973	12,127	(1,097)
State	7,161	(1,828)	(2,071)
International	(9,004)	(4,466)	(22,576)
	28,130	5,833	(25,744)
	$190,674	$191,697	$184,943

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The principal causes of the difference between the U.S. federal statutory tax rate of 35% and effective income tax rates for the years ended December 31 are as follows:

	2016	2015	2014
United States	$235,256	$281,579	$317,400
International	480,141	410,604	365,933
Income before income taxes	$715,397	$692,183	$683,333

Provision at statutory tax rate	$250,389	$242,264	$239,166
State taxes, net of federal benefit	9,219	10,526	11,734
International effective tax rate differential	(64,002)	(56,132)	(56,865)
Change in valuation allowance	7,174	(205)	(7,803)
Other non-deductible expenses	3,516	3,530	4,040
Changes in tax accruals	(3,679)	(7,423)	1,335
Tax credits	(14,510)	—	—
Other	2,567	(863)	(6,664)
Provision for income taxes	$190,674	$191,697	$184,943

At December 31, 2016, the company had a liability for unrecognized tax benefits of $31,534 (substantially all of which, if recognized, would favorably affect the company's effective tax rate), of which approximately $365 is expected to be paid over the next twelve months. The company does not believe there will be any other material changes in its unrecognized tax positions over the next twelve months.

A reconciliation of the beginning and ending amount of unrecognized tax benefits for the years ended December 31 is as follows:

	2016	2015	2014
Balance at beginning of year	$36,935	$44,701	$45,987
Additions based on tax positions taken during a prior period	2,356	2,568	3,792
Reductions based on tax positions taken during a prior period	(6,305)	(9,482)	(7,737)
Additions based on tax positions taken during the current period	3,935	8,440	5,518
Reductions related to settlement of tax matters	(2,795)	(4,143)	(317)
Reductions related to a lapse of applicable statute of limitations	(2,592)	(5,149)	(2,542)
Balance at end of year	$31,534	$36,935	$44,701

Interest costs related to unrecognized tax benefits are classified as a component of "Interest and other financing expense, net" in the company's consolidated statements of operations. In 2016, 2015, and 2014, the company recognized $(1,946), $(3,247), and $1,570, respectively, of interest expense related to unrecognized tax benefits. At December 31, 2016 and 2015, the company had a liability for the payment of interest of $6,881 and $8,878, respectively, related to unrecognized tax benefits.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In many cases the company's uncertain tax positions are related to tax years that remain subject to examination by tax authorities. The following describes the open tax years, by major tax jurisdiction, as of December 31, 2016:

United States - Federal	2013 - present
United States - States	2009 - present
Germany (a)	2010 - present
Hong Kong	2011 - present
Italy (a)	2012 - present
Sweden	2011 - present
United Kingdom	2014 - present

(a) Includes federal as well as local jurisdictions.

Deferred income taxes are provided for the effects of temporary differences between the tax basis of an asset or liability and its reported amount in the consolidated balance sheets. These temporary differences result in taxable or deductible amounts in future years.

Effective October 2, 2016, the company adopted the provisions of ASU No. 2015-17 Income Taxes - Balance Sheet Classification of Deferred Taxes on a prospective basis, which resulted in a reclassification of deferred tax liabilities and assets from current to noncurrent. As of December 31, 2016, the significant components of the company's deferred tax assets and liabilities are included in "Other assets," and "Other liabilities" in the company's consolidated balance sheets. As of December 31, 2015 the significant components of the company's deferred tax assets and liabilities are included in "Other current assets," "Other assets," "Accrued expenses," and "Other liabilities" in the company's consolidated balance sheets. The deferred tax assets and liabilities consist of the following at December 31:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$102,710	$102,005
Inventory adjustments	56,890	48,467
Allowance for doubtful accounts	14,526	13,371
Accrued expenses	40,179	43,044
Interest carryforward	19,073	26,051
Stock-based compensation awards	24,505	26,911
Other comprehensive income items	10,859	16,232
Integration and restructuring	2,970	4,117
Other	17,830	7,892
	289,542	288,090
Valuation allowance	(15,323)	(8,149)
Total deferred tax assets	$274,219	$279,941

Deferred tax liabilities:
Goodwill	$(142,541)	$(113,788)
Depreciation	(94,838)	(83,291)
Intangible assets	(21,118)	(31,481)
Other	—	—
Total deferred tax liabilities	$(258,497)	$(228,560)
Total net deferred tax assets	$15,722	$51,381

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

At December 31, 2016, the company had international tax loss carryforwards of approximately $289,953, of which $9,388 have expiration dates ranging from 2017 to 2035, and the remaining $280,565 have no expiration date. Deferred tax assets related to these international tax loss carryforwards were $91,088 with a corresponding valuation allowance of $4,812.

The company also has Federal net operating loss carryforwards of approximately $23,454 at December 31, 2016 which relate to acquired subsidiaries. These Federal net operating losses expire in various years beginning after 2027. The company has an agreement with the sellers of an acquired business to reimburse them for the company's utilization of certain Federal net operating loss carryforwards.

Valuation allowances reflect the deferred tax benefits that management is uncertain of the ability to utilize in the future.

Cumulative undistributed earnings of international subsidiaries were $2,848,219 at December 31, 2016. No deferred Federal income taxes were provided for the undistributed earnings as they are permanently reinvested in the company's international operations.

Income taxes paid, net of income taxes refunded, amounted to $190,109, $182,668, and $223,909 in 2016, 2015, and 2014, respectively.

9. Restructuring, Integration, and Other Charges

In 2016, 2015, and 2014, the company recorded restructuring, integration, and other charges of $73,602, $68,765, and $39,841, respectively.

The following table presents the components of the restructuring, integration, and other charges for the years ended December 31:

	2016	2015	2014
Restructuring and integration charge - current period actions	$32,894	$39,119	$38,347
Restructuring and integration charges - actions taken in prior periods	3,611	4,084	1,130
Other charges	37,097	25,562	364
	$73,602	$68,765	$39,841

2016 Restructuring and Integration Charge

The following table presents the components of the 2016 restructuring and integration charge of $32,894 and activity in the related restructuring and integration accrual for 2016:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$25,763	$5,786	$1,345	$32,894
Payments	(13,730)	(1,974)	(1,132)	(16,836)
Foreign currency translation	(339)	(19)	103	(255)
Balance as of December 31, 2016	$11,694	$3,793	$316	$15,803

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

2015 Restructuring and Integration Charge

The following table presents the components of the 2015 restructuring and integration charge of $39,119 and activity in the related restructuring and integration accrual for 2015 and 2016:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charge	$33,850	$4,223	$1,046	$39,119
Payments	(17,569)	(3,335)	(204)	(21,108)
Non-cash usage	—	(482)	(679)	(1,161)
Foreign currency translation	40	(3)	(4)	33
Balance as of December 31, 2015	16,321	403	159	16,883
Restructuring and integration charge	$1,100	$2,799	$53	$3,952
Payments	(15,388)	(1,183)	(47)	(16,618)
Foreign currency translation	(27)	1	10	(16)
Balance as of December 31, 2016	$2,006	$2,020	$175	$4,201

These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

Restructuring and Integration Accruals Related to Actions Taken Prior to 2015

Included in restructuring, integration, and other charges for 2016 are restructuring and integration credits of $341 related to restructuring and integration actions taken prior to 2015. The restructuring and integration charge includes adjustments to personnel costs of $(536), facilities costs of $(131), and other costs of $326. The restructuring and integration accruals related to actions taken prior to 2015 of $1,672, include accruals for personnel costs of $1,100 and accruals for facilities costs of $572.

Restructuring and Integration Accrual Summary

In summary, the restructuring and integration accruals aggregate $21,676 at December 31, 2016, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $14,800 relate to the termination of personnel that have scheduled payouts of $13,428 in 2017, $1,170 in 2018, $195 in 2019, and $7 in 2020.

•	The accruals for facilities totaling $6,385 relate to vacated leased properties that have scheduled payments of $4,195 in 2017, $1,604 in 2018, and $586 in 2019.

•	Other accruals of $491 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for 2016 are other expenses of $37,097. The following items represent other charges and credits recorded to restructuring, integration, and other charges for the year ended December 31, 2016:

•	a settlement expense of $12,211 the company's adoption of an amendment to its Wyle defined benefit plan (see Note 13).

•	an additional expense of $11,771 to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (see Note 15).

•
acquisition related charges for 2016 of $8,705 related to contingent consideration for acquisitions completed in prior years, which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

•	a fraud loss, net of insurance recoveries and incremental expenses, of $4,329.

•	a credit related to the release of a $2,376 legal reserve related to the Tekelec Matter (see Note 15).

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

In January 2016, the company determined that it was the target of criminal fraud by persons impersonating a company executive, which resulted in unauthorized transfers of cash from a company account in Europe to outside bank accounts in Asia. Legal actions by the company and law enforcement are ongoing. The information gathered by the company indicates that this was an isolated event not associated with a security breach or loss of data. Additionally, no officers or employees of the company were involved in the fraud.

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

Included in restructuring, integration, and other charges for 2014 are acquisition-related expenses of $364, primarily consisting of changes in the fair value of contingent consideration and professional fees directly related to acquisition activity, offset in part, by an insurance recovery related to environmental matters in connection with the Wyle acquisition.

10. Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Foreign Currency Translation Adjustment and Other	Unrealized Gain on Investment Securities, Net	Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net	Employee Benefit Plan Items, Net	Total
Balance as of December 31, 2014	$(16,605)	$7,719	$(4,191)	$(51,540)	$(64,617)
Other comprehensive income (loss) before reclassifications (a)	(221,791)	814	550	15	(220,412)
Amounts reclassified into income (loss)	(2,930)	—	321	2,932	323
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2015	(224,721)	814	871	2,947	(220,089)
Balance as of December 31, 2015	(241,326)	8,533	(3,320)	(48,593)	(284,706)
Other comprehensive income (loss) before reclassifications (a)	(103,254)	(2,439)	—	204	(105,489)
Amounts reclassified into income (loss)	(3,976)	—	373	9,944	6,341
Net change in accumulated other comprehensive income (loss) for the year ended December 31, 2016	(107,230)	(2,439)	373	10,148	(99,148)
Balance as of December 31, 2016	$(348,556)	$6,094	$(2,947)	$(38,445)	$(383,854)

(a)	Foreign currency translation adjustment includes intra-entity foreign currency transactions that are of a long-term investment nature of $(12,852) and $30,960 for 2016 and 2015, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Common Stock Outstanding Activity

The following table sets forth the activity in the number of shares outstanding (in thousands):

	Common Stock Issued	Treasury Stock	Common Stock Outstanding
Common stock outstanding at December 31, 2013	125,424	25,488	99,936
Shares issued for stock-based compensation awards	—	(1,506)	1,506
Repurchases of common stock	—	5,547	(5,547)
Common stock outstanding at December 31, 2014	125,424	29,529	95,895
Shares issued for stock-based compensation awards	—	(1,155)	1,155
Repurchases of common stock	—	6,127	(6,127)
Common stock outstanding at December 31, 2015	125,424	34,501	90,923
Shares issued for stock-based compensation awards	—	(1,372)	1,372
Repurchases of common stock	—	3,382	(3,382)
Common stock outstanding at December 31, 2016	125,424	36,511	88,913

The company has 2,000,000 authorized shares of serial preferred stock with a par value of one dollar. There were no shares of serial preferred stock outstanding at December 31, 2016 and 2015.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs for the years ended December 31, 2014, 2015, and 2016:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
May 2014	$200,000	$200,000	$—
December 2014	200,000	200,000	—
September 2015	400,000	280,088	119,912
December 2016	400,000	—	400,000
Total	$1,200,000	$680,088	$519,912

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

11. Net Income Per Share

The following table presents the computation of net income per share on a basic and diluted basis for the years ended December 31 (shares in thousands):

	2016	2015	2014
Net income attributable to shareholders	$522,750	$497,726	$498,045
Weighted-average shares outstanding - basic	90,960	94,608	98,675
Net effect of various dilutive stock-based compensation awards	1,073	1,078	1,272
Weighted-average shares outstanding - diluted	92,033	95,686	99,947
Net income per share:
Basic	$5.75	$5.26	$5.05
Diluted (a)	$5.68	$5.20	$4.98

(a)
Stock-based compensation awards for the issuance of 766 shares, 658 shares, and 294 shares for the years ended December 31, 2016, 2015, and 2014, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

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

Under the terms of the Omnibus Plan, a maximum of 19,100,000 shares of common stock may be awarded, subject to adjustment. In October 2015, the company registered an additional 5,600,000 shares of common stock reserved for issuance pursuant to the Omnibus Plan. There were 5,862,454 and 7,553,173 shares available for grant under the Omnibus Plan as of December 31, 2016 and 2015, respectively. Generally, shares are counted against the authorization only to the extent that they are issued. Restricted stock, restricted stock units, performance shares, and performance units count against the authorization at a rate of 1.69 to 1.

The company recorded, as a component of "Selling, general, and administrative expenses", amortization of stock-based compensation of $39,825, $47,274, and $41,930 in 2016, 2015, and 2014, respectively. The actual tax benefit realized from share-based payment awards during 2016, 2015, and 2014 was $19,745, $16,593, and $18,718, respectively.

Stock Options

Under the Omnibus Plan, the company may grant both ISOs and non-qualified stock options. ISOs may only be granted to employees of the company, its subsidiaries, and its affiliates. The exercise price for options cannot be less than the fair market value of Arrow's common stock on the date of grant. Options generally vest in equal installments over a four-year period. Options currently outstanding have contractual terms of ten years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The following information relates to the stock option activity for the year ended December 31, 2016:

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life		Aggregate Intrinsic Value
Outstanding at December 31, 2015	1,813,198	$46.29
Granted	506,976	56.96
Exercised	(476,489)	39.81
Forfeited	(99,340)	54.01
Outstanding at December 31, 2016	1,744,345	50.72	83	months	$35,895
Exercisable at December 31, 2016	751,360	42.43	61	months	$21,689

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value (the difference between the company's closing stock price on the last trading day of 2016 and the exercise price, multiplied by the number of in-the-money options) received by the option holders had all option holders exercised their options on December 31, 2016. This amount changes based on the market value of the company's stock.

The total intrinsic value of options exercised during 2016, 2015, and 2014 was $10,511, $10,400, and $15,360, respectively.

Cash received from option exercises during 2016, 2015, and 2014 was $18,967, $14,900, and $21,788, respectively, and is included within the financing activities section in the company's consolidated statements of cash flows.

The fair value of stock options was estimated using the Black-Scholes valuation model with the following weighted-average assumptions for the years ended December 31:

	2016	2015	2014
Volatility (percent) (a)	31	28	37
Expected term (in years) (b)	5.2	4.8	5.3
Risk-free interest rate (percent) (c)	1.3	1.5	1.6

(a)	Volatility is measured using historical daily price changes of the company's common stock over the expected term of the option.

(b)	The expected term represents the weighted-average period the option is expected to be outstanding and is based primarily on the historical exercise behavior of employees.

(c)	The risk-free interest rate is based on the U.S. Treasury zero-coupon yield with a maturity that approximates the expected term of the option.

There is no expected dividend yield.

The weighted-average fair value per option granted was $16.93, $19.10, and $20.32 during 2016, 2015, and 2014, respectively.

Performance Awards

The Compensation Committee, subject to the terms and conditions of the Omnibus Plan, may grant performance share and/or performance unit awards (collectively "performance awards"). The fair value of a performance award is the fair market value of the company's common stock on the date of grant. Such awards will be earned only if performance goals over performance periods established by or under the direction of the Compensation Committee are met. The performance goals and periods may vary from participant-to-participant, group-to-group, and time-to-time. The performance awards will be delivered in common stock at the end of the service period based on the company's actual performance compared to the target metric and may be from 0% to 185%

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

of the initial award. Compensation expense is recognized using the graded vesting method over the three-year service period and is adjusted each period based on the current estimate of performance compared to the target metric.

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

Unless a non-employee director gives notice setting forth a different percentage, 50% of each director's annual retainer fee is deferred and converted into units based on the fair market value of the company's stock as of the date it was payable. A non-employee director can choose between one-year cliff vesting or keep the deferral until separation from the Board. After separation from the board, the deferral will be converted into a share of company stock and distributed to the non-employee director as soon as practicable following such date.

Summary of Non-Vested Shares

The following information summarizes the changes in non-vested performance shares, performance units, restricted stock, and restricted stock units for 2016:

	Shares	Weighted- Average Grant Date Fair Value
Non-vested shares at December 31, 2015	1,532,262	$52.09
Granted	877,223	52.05
Vested	(909,570)	43.92
Forfeited	(127,869)	56.81
Non-vested shares at December 31, 2016	1,372,046	57.04

The total fair value of shares vested during 2016, 2015, and 2014 was $52,026, $48,118, and $47,583, respectively.

As of December 31, 2016, there was $42,347 of total unrecognized compensation cost related to non-vested shares and stock options which is expected to be recognized over a weighted-average period of 2.12 years.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

13. Employee Benefit Plans

The company maintains an unfunded Arrow supplemental executive retirement plan ("SERP") under which the company will pay supplemental pension benefits to certain employees upon retirement. As of December 31, 2016, there were 9 current and 21 former corporate officers participating in this plan. The Board determines those employees who are eligible to participate in the Arrow SERP.

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The company uses a December 31 measurement date for the Arrow SERP and the Wyle defined benefit plan. Pension information for the years ended December 31 is as follows:

	Arrow SERP		Wyle Defined Benefit Plan
	2016	2015	2016	2015
Accumulated benefit obligation	$84,561	$83,310	$97,984	$129,029
Changes in projected benefit obligation:
Projected benefit obligation at beginning of year	$88,729	$85,114	$129,029	$136,298
Service cost	1,689	1,669	—	—
Interest cost	3,475	3,484	4,485	5,318
Actuarial loss (gain)	1,021	2,220	(3,244)	(6,571)
Benefits paid	(3,876)	(3,758)	(6,223)	(6,016)
Settlement	—	—	(26,063)	—
Projected benefit obligation at end of year	$91,038	$88,729	$97,984	$129,029
Changes in plan assets:
Fair value of plan assets at beginning of year	$—	$—	$101,859	$105,598
Actual return on plan assets	—	—	1,897	2,277
Benefits paid	—	—	(6,223)	(6,016)
Settlement	—	—	(26,063)	—
Fair value of plan assets at end of year	$—	$—	$71,470	$101,859
Funded status	$(91,038)	$(88,729)	$(26,514)	$(27,170)
Amounts recognized in the company's consolidated balance sheets:
Current liabilities	$(4,556)	$(3,816)	$—	$—
Noncurrent liabilities	(86,482)	(84,913)	(26,514)	(27,170)
Net liabilities at end of year	$(91,038)	$(88,729)	$(26,514)	$(27,170)
Components of net periodic pension cost:
Service cost	$1,689	$1,669	$—	$—
Interest cost	3,475	3,484	4,485	5,318
Expected return on plan assets	—	—	(5,273)	(7,159)
Amortization of net loss	3,208	3,615	1,827	1,668
Amortization of prior service cost	—	25	—	—
Settlement charge	—	—	12,211	—
Net periodic pension cost	$8,372	$8,793	$13,250	$(173)
Weighted-average assumptions used to determine benefit obligation:
Discount rate	4.00%	4.00%	4.00%	4.25%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	4.75%	6.25%
Weighted-average assumptions used to determine net periodic pension cost:
Discount rate	4.00%	4.00%	4.25%	4.00%
Rate of compensation increase	5.00%	5.00%	N/A	N/A
Expected return on plan assets	N/A	N/A	6.25%	6.75%

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

Benefit payments are expected to be paid as follows:

	Arrow SERP	Wyle Defined Benefit Plan
2017	$4,556	$6,251
2018	4,518	6,317
2019	5,906	6,314
2020	5,858	6,282
2021	5,806	6,238
2022-2026	31,982	30,740

The company makes contributions to the Wyle defined benefit plan so that minimum contribution requirements, as determined by government regulations, are met. The company did not make any contributions in either 2016 or 2015. The company is not required to make contributions in 2017. The company has informally funded the Arrow SERP obligation for the former corporate officers in a rabbi trust comprised primarily of life insurance policies and mutual fund assets.

The fair values of the company's pension plan assets for the Wyle defined benefit plan at December 31, 2016, utilizing the fair value hierarchy discussed in Note 7, are as follows:

	Level 1	Level 2	Level 3	Total
Equities:
U.S. common stocks	$29,020	$—	$—	$29,020
International mutual funds	10,791	—	—	10,791
Index mutual funds	8,501	—	—	8,501
Fixed Income:
Mutual funds	21,047	—	—	21,047
Insurance contracts	—	2,111	—	2,111
Total	$69,359	$2,111	$—	$71,470

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

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

The investment portfolio contains a diversified blend of common stocks, bonds, cash equivalents, and other investments, which may reflect varying rates of return. The company accounts for common stock and mutual fund investments at fair value, using quoted market prices. The investments are further diversified within each asset classification. The portfolio diversification provides protection against a single security or class of securities having a disproportionate impact on aggregate performance. The long-term target allocations for plan assets are 65% in equities and 35% in fixed income, although the actual plan asset allocations may be within a range around these targets. The actual asset allocations are reviewed and rebalanced on a periodic basis to maintain the target allocations.

Comprehensive Income Items

In 2016, 2015, and 2014, actuarial losses of $740, $185, and $14,901, respectively, were recognized in comprehensive income, net of related taxes, related to the company's defined benefit plans. In 2016, 2015, and 2014, a reclassification adjustment of comprehensive income was recognized, net of related taxes, as a result of being recognized in net periodic pension cost for an actuarial loss of $10,625, $3,282, and $1,994, respectively.

Accumulated other comprehensive income (loss) at December 31, 2016 and 2015 includes unrecognized actuarial losses, net of related taxes, of $36,841 and $46,725, respectively, that have not yet been recognized in net periodic pension cost.

The actuarial loss included in accumulated other comprehensive income (loss), net of related taxes, which is expected to be recognized in net periodic pension cost for the year ended December 31, 2016 is $1,761.

Defined Contribution Plan

The company has defined contribution plans for eligible employees, which qualify under Section 401(k) of the Internal Revenue Code. The company's contribution to the plans, which are based on a specified percentage of employee contributions, amounted to $13,432, $13,604, and $12,584 in 2016, 2015, and 2014, respectively. The company made discretionary contributions to the company's defined benefit 401(k) plan, which amounted to $7,572, $7,151, and $7,139 in 2016, 2015, and 2014, respectively. Certain international subsidiaries maintain separate defined contribution plans for their employees and made contributions thereunder, which amounted to $27,130, $26,945, and $27,284 in 2016, 2015, and 2014, respectively.

14. Lease Commitments

The company leases certain office, distribution, and other property under non-cancelable operating leases expiring at various dates through 2031. Rental expense under non-cancelable operating leases, net of sublease income, amounted to $78,521, $77,405, and $77,392 in 2016, 2015, and 2014, respectively.

Aggregate minimum rental commitments under all non-cancelable operating leases, exclusive of real estate taxes, insurance, and leases related to facilities closed as a result of the integration of acquired businesses and the restructuring of the company, are as follows:

2017	$71,659
2018	52,331
2019	43,708
2020	32,345
2021	23,765
Thereafter	103,732

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,500 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $300 to $700. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $54,000 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $21,000 to $31,700. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work under the RAP is not yet known, and, accordingly, the associated costs have yet to be determined.

Tekelec Matter

In 2000, the company purchased Tekelec Europe SA ("Tekelec") from Tekelec Airtronic SA and certain other selling shareholders. Subsequent to the closing of the acquisition, Tekelec received a product liability claim in the amount of €11,333. The product liability claim was the subject of a French legal proceeding started by the claimant in 2002, under which separate determinations were made as to whether the products that are subject to the claim were defective and the amount of damages sustained by the purchaser. The manufacturer of the products also participated in this proceeding. The claimant has commenced legal proceedings against Tekelec and its insurers to recover damages in the amount of €3,742 and expenses of €312 plus interest. In May 2012, the French court ruled in favor of Tekelec and dismissed the plaintiff's claims. In January 2015, the Court of Appeals confirmed the French court's ruling. Our counsel obtained a certificate of non-appeal in July 2016. Accordingly, the plaintiffs are precluded from appealing or bringing a new action asserting the same claims. Based upon these developments, the company has released the contingency reserve related to Tekelec during 2016.

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

Sales and operating income (loss), by segment, for the years ended December 31 are as follows:

	2016	2015	2014
Sales:
Global components	$15,408,839	$14,405,793	$14,313,026
Global ECS	8,416,422	8,876,227	8,455,648
Consolidated	$23,825,261	$23,282,020	$22,768,674
Operating income (loss):
Global components	$686,466	$649,396	$653,992
Global ECS	441,803	424,063	389,571
Corporate (a)	(269,730)	(248,977)	(281,306)
Consolidated	$858,539	$824,482	$762,257

(a)
Includes restructuring, integration, and other charges of $73,602, $68,765, and $39,841 in 2016, 2015, and 2014, respectively. Also included is a non-cash impairment charge associated with discontinuing the use of a trade name of $78,000 in 2014.

Total assets, by segment, at December 31 are as follows:

	2016	2015
Global components	$8,360,926	$7,276,143
Global ECS	5,053,172	5,074,529
Corporate	792,268	671,258
Consolidated	$14,206,366	$13,021,930

Sales, by geographic area, for the years ended December 31 are as follows:

	2016	2015	2014
Americas (b)	$11,442,690	$11,721,528	$11,340,277
EMEA	6,772,685	6,788,738	6,864,104
Asia/Pacific	5,609,886	4,771,754	4,564,293
Consolidated	$23,825,261	$23,282,020	$22,768,674

(b)	Includes sales related to the United States of $10,501,131, $10,761,932, and $10,359,936 in 2016, 2015, and 2014, respectively.

ARROW ELECTRONICS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)

Net property, plant, and equipment, by geographic area, is as follows:

	2016	2015
Americas (c)	$631,386	$582,973
EMEA	90,834	88,727
Asia/Pacific	34,079	28,478
Consolidated	$756,299	$700,178

(c)	Includes net property, plant, and equipment related to the United States of $626,964 and $580,791 at December 31, 2016 and 2015, respectively.

17. Quarterly Financial Data (Unaudited)

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter, except for the third quarter of 2015, which closed on September 26, 2015.

A summary of the company's consolidated quarterly results of operations is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
2016
Sales	$5,474,177	$5,972,101	$5,936,092	$6,442,891
Gross profit	748,898	798,791	773,162	823,348
Net income attributable to shareholders	106,235	134,270	117,727	164,518

Net income per share (a):
Basic	$1.16	$1.46	$1.29	$1.84
Diluted	$1.14	$1.45	$1.28	$1.81

2015
Sales	$5,002,385	$5,829,989	$5,698,304	$6,751,342
Gross profit	685,322	768,595	742,367	838,966
Net income attributable to shareholders	106,058	123,932	109,244	158,492

Net income per share (a):
Basic	$1.11	$1.30	$1.16	$1.71
Diluted	$1.09	$1.28	$1.15	$1.69

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The company's management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company's disclosure controls and procedures as of December 31, 2016 (the "Evaluation"). Based upon the Evaluation, the company's Chief Executive Officer and Chief Financial Officer concluded that the company's disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Management's Report on Internal Control Over Financial Reporting

The company's management is responsible for establishing and maintaining adequate "internal control over financial reporting" (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)). Management evaluates the effectiveness of the company's internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management, under the supervision and with the participation of the company's Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the company's internal control over financial reporting as of December 31, 2016, and concluded that it is effective.

Changes in Internal Control Over Financial Reporting

During the first quarter of 2016, Management identified a material weakness in our controls related to the prevention, or timely detection, of unauthorized cash disbursements. Specifically, although management believes internal controls were adequate to timely detect unauthorized cash disbursements so as to prevent or detect a material misstatement of the company’s financial statements, these controls were not adequate to safeguard the company’s cash assets from unauthorized transfers resulting from the failure of certain members of the finance organization to exercise appropriate skepticism and oversight for disbursement of company-owned funds. This material weakness in the company’s controls resulted in the inability to prevent and timely detect the fraud loss discussed in Note 9 of the accompanying notes to consolidated financial statements.
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

Management considers the material weakness remediated as of December 31, 2016 as the remedial controls have operated for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

The company acquired three separate entities during the year ended December 31, 2016, which are included in the company's 2016 consolidated financial statements and constituted 1.0% and 1.6% of total assets and net assets, respectively, as of December 31, 2016 and 0.7% of the company's consolidated sales and 1.1% of the company's consolidated net income attributable to shareholders for the year ended December 31, 2016. The company has excluded these three entities from its annual assessment of and conclusion on the effectiveness of the company's internal control over financial reporting.

The company's independent registered public accounting firm, Ernst & Young LLP, has audited the effectiveness of the company's internal control over financial reporting as of December 31, 2016, as stated in their report, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Arrow Electronics, Inc.

We have audited Arrow Electronics, Inc. and subsidiaries' (the “company”) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). The company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of three separate entities that were acquired during the year ended December 31, 2016, which are included in the company’s 2016 consolidated financial statements and constituted 1.0 percent and 1.6 percent of total assets and net assets, respectively, as of December 31, 2016 and 0.7 percent and 1.1 percent of sales and net income attributable to shareholders for the year then ended. Our audit of internal control over financial reporting of the company also did not include an evaluation of the internal control over financial reporting of these three entities.

In our opinion, Arrow Electronics, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arrow Electronics, Inc. and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated February 7, 2017 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP

Denver, Colorado
February 7, 2017

Item 9B. Other Information.

None.

PART III

Item 10.     Directors, Executive Officers and Corporate Governance.

See "Executive Officers" in Part I of this Annual Report on Form 10-K. In addition, the information set forth under the headings "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, are incorporated herein by reference.

Information about the company's audit committee financial experts set forth under the heading "The Board and its Committees" in the company's Proxy Statement, filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, is incorporated herein by reference.

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

Item 11.     Executive Compensation.

The information required by Item 11 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, and is incorporated herein by reference.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 12 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 13 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, and is incorporated herein by reference.

Item 14.     Principal Accounting Fees and Services.

The information required by Item 14 is included in the company's Proxy Statement filed in connection with the Annual Meeting of Shareholders scheduled to be held on May 11, 2017, and is incorporated herein by reference.

PART IV

Item 15.     Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as part of this report:		Page

	1.	Financial Statements.

		Report of Independent Registered Public Accounting Firm	40

		Consolidated Statements of Operations for the years ended December 31, 2016, 2015, and 2014	41

		Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, 2015, and 2014	42

		Consolidated Balance Sheets as of December 31, 2016 and 2015	43

		Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015, and 2014	44

		Consolidated Statements of Equity for the years ended December 31, 2016, 2015, and 2014	45

		Notes to the Consolidated Financial Statements	46

	2.	Financial Statement Schedule.

		Schedule II - Valuation and Qualifying Accounts	90

All other schedules are omitted since the required information is not present, or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements, including the notes thereto.

	3.	Exhibits.

		See Index of Exhibits included on pages 83 - 89

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

4(a)(x)
Supplemental Indenture, dated as of March 2, 2015, between the company and The Bank of New York Mellon (as successor to the Bank of Montreal Trust Company), as trustee (incorporated by reference to Exhibit 4(a)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 1-4882).

10(a)
Arrow Electronics Savings Plan, as amended and restated effective January 1, 2012 (incorporated by reference to Exhibit 10(a) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(a)(i)
Amendment 3 to the Arrow Electronics Savings Plan effective December 23, 2015 (incorporated by reference to Exhibit 10(a)(i) to the company's Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 1-4482).

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

10(c)(ii)
Amendment 6 to the Arrow Electronics Stock Ownership Plan effective December 23, 2015 (incorporated by reference to Exhibit 10(c)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2015, Commission File No. 1-4482).

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

10(h)(v)
First Amendment, dated September 17, 2004, to the amended and restated Grantor Trust Agreement in 10(i)(iv) below by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(h)(vi)
Paying Agency Agreement, dated November 11, 2003, by and between Arrow Electronics, Inc. and Wachovia Bank, N.A. (incorporated by reference to Exhibit 10(d)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(i)
Second Amended and Restated Credit Agreement, dated as of December 23, 2016, among Arrow Electronics, Inc. and certain of its subsidiaries, as borrowers, the lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and BNP Paribas, Bank of America, N.A., The Bank of Nova Scotia, The Bank of Tokyo-Mitsubishi UFJ, Ltd., ING Bank N.V., Dublin Branch, Mizuho Bank, LTD., and Sumitomo Mitsui Banking Corporation as syndication agents.

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

10(j)(ii)
Amendment No. 1 to the Transfer and Administration Agreement, dated as of November 30, 2001, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(iii)
Amendment No. 2 to the Transfer and Administration Agreement, dated as of December 14, 2001, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(iii) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(iv)
Amendment No. 3 to the Transfer and Administration Agreement, dated as of March 20, 2002, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(iv) to the company's Annual Report on Form 10-K for the year ended December 31, 2001, Commission File No. 1-4482).

10(j)(v)
Amendment No. 4 to the Transfer and Administration Agreement, dated as of March 29, 2002, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(v) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(vi)
Amendment No. 5 to the Transfer and Administration Agreement, dated as of May 22, 2002, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(vi) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(vii)
Amendment No. 6 to the Transfer and Administration Agreement, dated as of September 27, 2002, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(vii) to the company's Annual Report on Form 10-K for the year ended December 31, 2002, Commission File No. 1-4482).

10(j)(viii)
Amendment No. 7 to the Transfer and Administration Agreement, dated as of February 19, 2003, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 99.1 to the company's Current Report on Form 8-K dated February 6, 2003, Commission File No. 1-4482).

10(j)(ix)
Amendment No. 8 to the Transfer and Administration Agreement, dated as of April 14, 2003, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(ix) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)(x)
Amendment No. 9 to the Transfer and Administration Agreement, dated as of August 13, 2003, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(x) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)(xi)
Amendment No. 10 to the Transfer and Administration Agreement, dated as of February 18, 2004, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n)(xi) to the company's Annual Report on Form 10-K for the year ended December 31, 2003, Commission File No. 1-4482).

10(j)(xii)
Amendment No. 11 to the Transfer and Administration Agreement, dated as of August 13, 2004, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, Commission File No. 1-4482).

10(j)(xiii)
Amendment No. 12 to the Transfer and Administration Agreement, dated as of February 14, 2005, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(o)(xiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2004, Commission File No. 1-4482).

10(j)(xiv)
Amendment No. 13 to the Transfer and Administration Agreement, dated as of February 13, 2006, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(o)(xiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2005, Commission File No. 1-4482).

10(j)(xv)
Amendment No. 14 to the Transfer and Administration Agreement, dated as of October 31, 2006, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(o)(xv) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(j)(xvi)
Amendment No. 15 to the Transfer and Administration Agreement, dated as of February 12, 2007, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(o)(xvi) to the company's Annual Report on Form 10-K for the year ended December 31, 2006, Commission File No. 1-4482).

10(j)(xvii)
Amendment No. 16 to the Transfer and Administration Agreement, dated as of March 27, 2007, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, Commission File No. 1-4482).

10(j)(xviii)
Amendment No. 17 to the Transfer and Administration Agreement, dated as of March 26, 2010, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Forms 8-K and 8-K/A dated March 31, 2010, Commission File No. 1-4482).

10(j)(xix)
Amendment No. 18 to the Transfer and Administration Agreement, dated as of December 15, 2010, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(n) to the company's Current Report on Form 8-K/A dated January 13, 2011, Commission File No.1-4482).

10(j)(xx)
Amendment No. 19 to the Transfer and Administration Agreement, dated as of February 14, 2011, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(xx) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(j)(xxi)
Amendment No. 20 to the Transfer and Administration Agreement, dated as of December 7, 2011, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated December 12, 2011, Commission File No.1-4482).

10(j)(xxii)
Amendment No. 21 to the Transfer and Administration Agreement, dated as of March 30, 2012, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(xxii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(j)(xxiii)
Amendment No. 22 to the Transfer and Administration Agreement, dated as of August 29, 2012, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(m)(xxiii) to the company's Annual Report on Form 10-K for the year ended December 31, 2012, Commission File No. 1-4482).

10(j)(xxiv)
Amendment No. 23 to the Transfer and Administration Agreement, dated as of July 29, 2013, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(k)(xxiv) to the company's Annual Report on Form 10-K for the year ended December 31, 2013, Commission File No. 1-4482).

10(j)(xxv)
Amendment No. 24 to the Transfer and Administration Agreement, dated as of March 24, 2014, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10.1 to the company's Current Report on Form 8-K dated March 27, 2014, Commission File No. 1-4482).

10(j)(xxvi)
Amendment No. 25 to the Transfer and Administration Agreement, dated as of March 9, 2015, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended March 28, 2015, Commission File No. 1-4482).

10(j)(xxvii)
Partial Release of Receivables related to the Transfer and Administration Agreement, dated as of March 11, 2016, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, Commission File No. 1-4482).

10(j)(xxviii)
Amendment No. 26 to the Transfer and Administration Agreement, dated as of September 19, 2016, to the Transfer and Administration Agreement in 10(j)(i) above (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended October 1, 2016, Commission File No. 1-4482).

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

10(k)(ii)
Amendment No. 1, dated as of October 11, 2011, to Dealer Agreement dated as of November 9, 1999, between Arrow Electronics, Inc. and J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC), Goldman, Sachs & Co. and Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated) (incorporated by reference to Exhibit 10(n)(ii) to the company's Annual Report on Form 10-K for the year ended December 31, 2011, Commission File No. 1-4482).

10(k)(iii)
Amendment No. 2, dated as of October 20, 2014, to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 (incorporated by reference to Exhibit 10(a) to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, Commission File No. 1-4482).

10(k)(iv)
Issuing and Paying Agency Agreement, dated as of October 20, 2014, by and between Arrow Electronics, Inc. and BNP Paribas (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended September 27, 2014, Commission File No. 1-4482).

10(k)(v)
Amendment No. 3, dated as of January 6, 2016, to Dealer Agreement dated as of November 9, 1999, between Goldman, Sachs & Co., J.P. Morgan Securities LLC (f.k.a. Chase Securities Inc.), Morgan Stanley & Co. LLC (f.k.a. Morgan Stanley & Co. Incorporated), Merrill Lynch, Pierce, Fenner & Smith Incorporated (f.k.a. Bank of America Securities LLC) and Arrow Electronics, Inc., as amended by Amendment No. 1 and Amendment No. 2. (incorporated by reference to Exhibit 10(b) to the company's Quarterly Report on Form 10-Q for the quarter ended April 2, 2016, Commission File No. 1-4482).

10(l)
Form of Indemnification Agreement between the company and each director (incorporated by reference to Exhibit 10(g) to the company's Annual Report on Form 10-K for the year ended December 31, 1986, Commission File No. 1-4482).

10(m)
Management Insurance Program Agreement, dated as of September 16, 2015 (incorporated by reference to Exhibit 10(m) to the company's Annual Report for the year ended December 31, 2015, Commission File No. 1-4482).

21	Subsidiary Listing.

23	Consent of Independent Registered Public Accounting Firm.

31(i)	Certification of Chief Executive Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer pursuant to Rule 13A-14(a)/15d-14(a) of the Securities and Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

ARROW ELECTRONICS, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at beginning of year	Charged to income	Other (a)	Write-down	Balance at end of year
Allowance for doubtful accounts:
Year ended December 31, 2016	$49,659	$8,336	$(392)	$5,347	$52,256

Year ended December 31, 2015	$59,188	$(8)	$(383)	$9,138	$49,659

Year ended December 31, 2014	$64,129	$3,789	$(2,451)	$6,279	$59,188

(a)
"Other" primarily includes the effect of fluctuations in foreign currencies and the allowance for doubtful accounts of the businesses acquired by the company. Prior to 2016, the company presented the effect of fluctuations in foreign currencies in "charged to income". Prior year amounts were reclassified in the table above to conform with current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ARROW ELECTRONICS, INC.

		By:	/s/ Gregory P. Tarpinian
Gregory P. Tarpinian
Senior Vice President, General Counsel, and Secretary
February 7, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 7, 2017:

By:	/s/ Michael J. Long
Michael J. Long, Chairman, President, and Chief Executive Officer (principal executive officer)

By:	/s/ Chris D. Stansbury
Chris D. Stansbury, Senior Vice President, Finance, and Chief Financial Officer (principal financial and accounting officer)

By:	/s/ Barry W. Perry
Barry W. Perry, Lead Independent Director

By:	/s/ Philip K. Asherman
Philip K. Asherman, Director

By:	/s/ Gail E. Hamilton
Gail E. Hamilton, Director

By:	/s/ John N. Hanson
John N. Hanson, Director

By:	/s/ Richard S. Hill
Richard S. Hill, Director

By:	/s/ Fran Keeth
Fran Keeth, Director

By:	/s/ Andrew C. Kerin
Andrew C. Kerin, Director

By:	/s/ Stephen C. Patrick
Stephen C. Patrick, Director