Form 10-Q
period 2017-04-01
ARROW ELECTRONICS INC
filed 2017-05-04
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2017

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
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company.  See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

There were 88,842,730 shares of Common Stock outstanding as of May 1, 2017.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Sales	$5,759,552	$5,474,177
Costs and expenses:
Cost of sales	4,999,665	4,725,279
Selling, general, and administrative expenses	515,519	505,813
Depreciation and amortization	37,141	40,933
Restructuring, integration, and other charges	15,505	20,788
	5,567,830	5,292,813
Operating income	191,722	181,364
Equity in earnings of affiliated companies	925	1,856
Interest and other financing expense, net	38,073	35,575
Income before income taxes	154,574	147,645
Provision for income taxes	39,224	41,053
Consolidated net income	115,350	106,592
Noncontrolling interests	1,582	357
Net income attributable to shareholders	$113,768	$106,235
Net income per share:
Basic	$1.27	$1.16
Diluted	$1.26	$1.14
Weighted-average shares outstanding:
Basic	89,262	91,514
Diluted	90,541	92,787

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Consolidated net income	$115,350	$106,592
Other comprehensive income:
Foreign currency translation adjustment and other	36,855	73,179
Unrealized gain (loss) on investment securities, net	1,728	(1,651)
Unrealized gain on interest rate swaps designated as cash flow hedges, net	97	91
Employee benefit plan items, net	406	920
Other comprehensive income	39,086	72,539
Comprehensive income	154,436	179,131
Less: Comprehensive income attributable to noncontrolling interests	2,169	2,365
Comprehensive income attributable to shareholders	$152,267	$176,766

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	April 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$521,562	$534,320
Accounts receivable, net	5,867,182	6,746,687
Inventories, net	2,905,502	2,855,645
Other current assets	190,257	180,069
Total current assets	9,484,503	10,316,721
Property, plant, and equipment, at cost:
Land	15,359	23,456
Buildings and improvements	190,179	175,141
Machinery and equipment	1,345,427	1,297,657
	1,550,965	1,496,254
Less: Accumulated depreciation and amortization	(764,369)	(739,955)
Property, plant, and equipment, net	786,596	756,299
Investments in affiliated companies	88,376	88,401
Intangible assets, net	325,920	336,882
Goodwill	2,405,160	2,392,220
Other assets	328,820	315,843
Total assets	$13,419,375	$14,206,366
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$4,820,086	$5,774,151
Accrued expenses	741,449	821,244
Short-term borrowings, including current portion of long-term debt	471,753	93,827
Total current liabilities	6,033,288	6,689,222
Long-term debt	2,459,849	2,696,334
Other liabilities	369,431	355,190
Commitments and contingencies (Note L)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2017 and 2016
Issued - 125,424 shares in both 2017 and 2016	125,424	125,424
Capital in excess of par value	1,089,724	1,112,114
Treasury stock (36,519 and 36,511 shares in 2017 and 2016, respectively), at cost	(1,664,779)	(1,637,476)
Retained earnings	5,310,998	5,197,230
Accumulated other comprehensive loss	(345,355)	(383,854)
Total shareholders' equity	4,516,012	4,413,438
Noncontrolling interests	40,795	52,182
Total equity	4,556,807	4,465,620
Total liabilities and equity	$13,419,375	$14,206,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 1, 2017	April 2, 2016
Cash flows from operating activities:
Consolidated net income	$115,350	$106,592
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	37,141	40,933
Amortization of stock-based compensation	11,575	8,877
Equity in earnings of affiliated companies	(925)	(1,856)
Deferred income taxes	13,938	22,555
Other	3,251	1,462
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	926,901	996,738
Inventories	(38,185)	44,611
Accounts payable	(982,355)	(1,036,094)
Accrued expenses	(93,619)	(160,693)
Other assets and liabilities	(13,962)	(56,768)
Net cash used for operating activities	(20,890)	(33,643)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	—	(46,490)
Acquisition of property, plant, and equipment	(62,118)	(49,261)
Proceeds from sale of property, plant, and equipment	7,886	—
Net cash used for investing activities	(54,232)	(95,751)
Cash flows from financing activities:
Change in short-term and other borrowings	76,402	470
Proceeds from long-term bank borrowings, net	62,500	265,000
Proceeds from exercise of stock options	17,259	5,705
Repurchases of common stock	(68,847)	(18,684)
Purchase of shares from noncontrolling interest	(23,350)	—
Other	—	(1,817)
Net cash provided by financing activities	63,964	250,674
Effect of exchange rate changes on cash	(1,600)	285
Net increase (decrease) in cash and cash equivalents	(12,758)	121,565
Cash and cash equivalents at beginning of period	534,320	273,090
Cash and cash equivalents at end of period	$521,562	$394,655

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2016, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation. These reclassifications did not have a material impact on previously reported amounts.

Note B – Impact of Recently Issued Accounting Standards

In March 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. ASU No. 2017-07 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of the provisions of ASU No. 2017-07 is not expected to have a material impact on the company's consolidated financial position or results of operations.

In January 2017, the FASB issued Accounting Standards Update No. 2017-04, Intangibles - Goodwill and Other (Topic 350) ("ASU No. 2017-04").  ASU No. 2017-04 eliminates step 2 from the annual goodwill impairment test. Effective January 1, 2017, the company adopted the provisions of ASU No. 2017-04 on a prospective basis. The adoption of the provisions of ASU No. 2017-04 would not materially impact the company's consolidated financial position or results of operations unless step 1 of the annual goodwill impairment test fails.

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

In August 2016, the FASB issued Accounting Standards Update No. 2016-15, Statement of Cash Flows (Topic 230) ("ASU No. 2016-15").  ASU No. 2016-15 addresses how certain cash receipts and cash payments are presented and classified in the statement of cash flows.  Effective January 1, 2017, the company adopted the provisions of ASU No. 2016-15 on a retrospective basis. The adoption of the provisions of ASU No. 2016-15 did not materially impact the company's consolidated financial position or results of operations.

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

In March 2016, the FASB issued Accounting Standards Update No. 2016-09, Stock Compensation - Improvements to Employee Share-Based Payment Accounting (Topic 718) ("ASU No. 2016-09"). ASU No. 2016-09 revises the accounting treatment for excess tax benefits, minimum statutory tax withholding requirements, and forfeitures related to share-based awards. Effective January 1, 2017, the company adopted the recognition of excess tax benefits and tax deficiencies on a prospective basis and reclassified excess tax benefits in the consolidated statements of cash flows on a retrospective basis. The company elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period. The adoption of the provisions of ASU No. 2016-09 did not materially impact the company's consolidated financial position or results of operations.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note C – Acquisitions

2017 Acquisitions

During the first quarter of 2017, the company acquired an additional 11.9% of the common shares of Data Modul AG for $23,350, increasing the company's ownership interest in Data Modul to 69.2%. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

2016 Acquisitions

During 2016, the company completed three acquisitions for $63,869, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for the first three months of 2016, as though the acquisitions occurred on January 1, 2016, was also not material.

Note D – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2016 (a)	$1,239,741	$1,152,479	$2,392,220
Acquisitions and related adjustments	(102)	—	(102)
Foreign currency translation adjustment	4,050	8,992	13,042
Balance as of April 1, 2017 (a)	$1,243,689	$1,161,471	$2,405,160

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of April 1, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	465,655	(246,521)	219,134
Developed technology	5 years	6,340	(2,092)	4,248
Other intangible assets	(b)	6,776	(5,238)	1,538
		$579,771	$(253,851)	$325,920

(b)	Consists of sales backlog and an amortizable trade name with useful lives ranging from two to five years.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of December 31, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	476,176	(247,206)	228,970
Developed technology	5 years	9,140	(4,435)	4,705
Other intangible assets	(c)	6,721	(4,514)	2,207
		$593,037	$(256,155)	$336,882

(c)	Consists of non-competition agreements, sales backlog, and an amortizable trade name with useful lives ranging from two to five years.

During the first quarter of 2017 and 2016, the company recorded amortization expense related to identifiable intangible assets of $12,900 and $12,913, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	April 1, 2017	December 31, 2016
Marubun/Arrow	$65,708	$65,237
Other	22,668	23,164
	$88,376	$88,401

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended
	April 1, 2017	April 2, 2016
Marubun/Arrow	$1,665	$1,664
Other	(740)	192
	$925	$1,856

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At April 1, 2017, the company's pro-rata share of this debt was approximately $740. The company believes that there is sufficient equity in each of the joint ventures to meet their obligations.

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	April 1, 2017	December 31, 2016
Accounts receivable	$5,920,140	$6,798,943
Allowances for doubtful accounts	(52,958)	(52,256)
Accounts receivable, net	$5,867,182	$6,746,687

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers.  As of April 1, 2017,  the company has one customer with a combined note and accounts receivable balance of approximately $19,500.  The customer became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it will recover all amounts due; however, it is possible that it could incur a loss.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	April 1, 2017	December 31, 2016
3.00% notes, due 2018	$299,222	$—
Commercial paper	85,239	—
Other short-term borrowings	87,292	93,827
	$471,753	$93,827

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.6% and 2.4% at April 1, 2017 and December 31, 2016, respectively.

Long-term debt consists of the following:

	April 1, 2017	December 31, 2016
Revolving credit facility	$42,500	$—
Asset securitization program	480,000	460,000
6.875% senior debentures, due 2018	199,464	199,348
3.00% notes, due 2018	—	299,013
6.00% notes, due 2020	299,246	299,183
5.125% notes, due 2021	248,913	248,843
3.50% notes, due 2022	345,959	345,776
4.50% notes, due 2023	296,763	296,646
4.00% notes, due 2025	344,762	344,625
7.50% senior debentures, due 2027	198,551	198,514
Interest rate swaps designated as fair value hedges	56	152
Other obligations with various interest rates and due dates	3,635	4,234
	$2,459,849	$2,696,334

The 7.50% senior debentures are not redeemable prior to their maturity.  The 6.875% senior debentures, 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, and 4.00% notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The estimated fair market value, using quoted market prices, is as follows:

	April 1, 2017	December 31, 2016
6.875% senior debentures, due 2018	$210,500	$212,500
3.00% notes, due 2018	303,000	303,500
6.00% notes, due 2020	326,500	325,500
5.125% notes, due 2021	268,500	265,500
3.50% notes, due 2022	352,500	349,500
4.50% notes, due 2023	312,500	305,500
4.00% notes, due 2025	354,000	345,000
7.50% senior debentures, due 2027	243,500	238,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at April 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.10% at April 1, 2017. The facility fee, which is based on the company's credit ratings, was .20% at April 1, 2017.  The company has $42,500 in outstanding borrowings under the revolving credit facility at April 1, 2017. There were no outstanding borrowings under the revolving credit facility at December 31, 2016.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had $85,239 in outstanding borrowings under the commercial paper program at April 1, 2017 with a weighted average interest rate of 1.40%. The company had no outstanding borrowings under this program at December 31, 2016.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910,000 under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at April 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.45% at April 1, 2017. The facility fee is .40%.

At April 1, 2017 and December 31, 2016, the company had $480,000 and $460,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $1,681,144 and $2,045,464, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 1, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100,000 uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at April 1, 2017 and December 31, 2016.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Interest and other financing expense, net, includes interest and dividend income of $7,926 and $4,667for the first quarters of 2017 and 2016, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at April 1, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$1,776	$—	$—	$1,776
Available-for-sale securities	Other assets	40,777	—	—	40,777
Interest rate swaps	Other assets	—	56	—	56
Foreign exchange contracts	Other current assets	—	1,467	—	1,467
Foreign exchange contracts	Accrued expenses	—	(4,751)	—	(4,751)
Contingent consideration	Accrued expenses / Other liabilities	—	—	(6,150)	(6,150)
		$42,553	$(3,228)	$(6,150)	$33,175

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2016:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$2,660	$—	$—	$2,660
Available-for-sale securities	Other assets	37,915	—	—	37,915
Interest rate swaps	Other assets	—	152	—	152
Foreign exchange contracts	Other current assets	—	4,685	—	4,685
Foreign exchange contracts	Accrued expenses	—	(3,444)	—	(3,444)
Contingent consideration	Accrued expenses / Other liabilities	—	—	(4,027)	(4,027)
		$40,575	$1,393	$(4,027)	$37,941

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C and D). The company tests these assets for impairment if indicators of potential impairment exist.

During the first quarter of 2017 and 2016, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	April 1, 2017		December 31, 2016
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$18,147	$10,016	$18,097
Unrealized holding gain	5,059	7,555	3,806	5,996
Fair value	$15,075	$25,702	$13,822	$24,093

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of designated interest rate swaps is recorded as a change to the carrying value of the related hedged debt. The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of April 1, 2017 and December 31, 2016, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at April 1, 2017 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896
June 2018	50,000	6.875%	6 mo. USD LIBOR + 5.301

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, British pound, Taiwan Dollar, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

market quotes. The notional amount of the foreign exchange contracts at April 1, 2017 and December 31, 2016 was $601,068 and $460,233, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts are recorded in "Selling, general, and administrative expenses" and "Interest and other financing expense, net" in the company's consolidated statements of operations and were not material for the first quarters of 2017 and 2016.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended
	April 1, 2017	April 2, 2016
Loss Recognized in Income
Foreign exchange contracts	$(8,939)	$(3,439)
Interest rate swaps	(158)	(149)
Total	$(9,097)	$(3,588)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$176	$(846)
Interest rate swaps	$—	$—

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	April 1, 2017	April 2, 2016
Restructuring and integration charges - current period actions	$7,983	$2,451
Restructuring and integration charges - actions taken in prior periods	2,102	2,123
Other charges	5,420	16,214
	$15,505	$20,788

2017 Restructuring and Integration Charges

The following table presents the components of the 2017 restructuring and integration charges and activity in the related restructuring and integration accrual for the first quarter of 2017:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$4,779	$2,674	$530	$7,983
Payments	(2,330)	(1,259)	—	(3,589)
Foreign currency translation	—	13	—	13
Balance as of April 1, 2017	$2,449	$1,428	$530	$4,407

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

2016 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first quarter of 2017 related to restructuring and integration actions taken in 2016:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2016	$11,694	$3,793	$316	$15,803
Restructuring and integration charges (credits)	2,423	(396)	(5)	2,022
Payments	(5,126)	(373)	(123)	(5,622)
Foreign currency translation	104	35	4	143
Balance as of April 1, 2017	$9,095	$3,059	$192	$12,346

Restructuring and Integration Accruals Related to Actions Taken Prior to 2016

Included in restructuring, integration, and other charges for first quarter of 2017 are restructuring and integration charges of $80 related to restructuring and integration actions taken prior to 2016. The restructuring and integration charge (credits) includes adjustments to personnel costs of $143, facilities costs of $(44), and other costs of $(19). The restructuring and integration accruals at April 1, 2017 related to actions taken prior to 2016 of $4,019 include accruals for personnel costs of $1,557 and accruals for facilities costs of $2,462.

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $20,772 at April 1, 2017, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $13,101 relate to the termination of personnel that have scheduled payouts of $10,740 in 2017, $661 in 2018, $1,289 in 2019, $400 in 2020, and $11 in 2021.

•
The accruals for facilities totaling $6,949 relate to vacated leased properties that have scheduled payments of $5,350 in 2017, $353 in 2018, $239 in 2019, $450 in 2020, $281 in 2021, and $276 thereafter.

•	Other accruals of $722 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the first quarter of 2017 are other expenses of $5,420. Included in these expenses are acquisition-related expenses of $2,679 consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the first quarter of 2016 are other expenses of $16,214. Included in these expenses is a fraud loss of $13,195 and acquisition-related expenses of $1,624 related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	April 1, 2017	April 2, 2016
Net income attributable to shareholders	$113,768	$106,235
Weighted-average shares outstanding - basic	89,262	91,514
Net effect of various dilutive stock-based compensation awards	1,279	1,273
Weighted-average shares outstanding - diluted	90,541	92,787
Net income per share:
Basic	$1.27	$1.16
Diluted (a)	$1.26	$1.14

(a)
Stock-based compensation awards for the issuance of 244 and 1,039 shares for the first quarter of 2017 and 2016, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended
	April 1, 2017	April 2, 2016
Foreign Currency Translation Adjustment and Other:
Other comprehensive income before reclassifications (a)	$37,603	$69,969
Amounts reclassified into income	(1,335)	1,202
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	1,728	(1,651)
Amounts reclassified into income	—	—
Unrealized Gain on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—
Amounts reclassified into income	97	91
Employee Benefit Plan Items, Net:
Other comprehensive income before reclassifications	5	41
Amounts reclassified into income	401	879
Net change in Accumulated other comprehensive income (loss)	$38,499	$70,531

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $7,290 and $(32,801) for the first quarter of 2017 and 2016, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of April 1, 2017:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$336,310	$63,690
December 2016	400,000	—	400,000
Total	$800,000	$336,310	$463,690

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,500 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and, though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $300 to $600. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $3,000 and $4,000.

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

Approximately $54,500 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $20,600 to $31,300. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended
	April 1, 2017	April 2, 2016
Sales:
Global components	$4,058,803	$3,675,929
Global ECS	1,700,749	1,798,248
Consolidated	$5,759,552	$5,474,177
Operating income (loss):
Global components	$173,533	$170,770
Global ECS	80,879	78,212
Corporate (a)	(62,690)	(67,618)
Consolidated	$191,722	$181,364

(a)	Includes restructuring, integration, and other charges of $15,505 and $20,788 for the first quarters of 2017 and 2016, respectively.

Total assets, by segment, are as follows:

	April 1, 2017	December 31, 2016
Global components	$8,561,728	$8,360,926
Global ECS	4,096,249	5,053,172
Corporate	761,398	792,268
Consolidated	$13,419,375	$14,206,366

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by geographic area, are as follows:

	Quarter Ended
	April 1, 2017	April 2, 2016
Americas (b)	$2,642,988	$2,620,477
EMEA (c)	1,685,841	1,665,880
Asia/Pacific	1,430,723	1,187,820
Consolidated	$5,759,552	$5,474,177

(b)	Includes sales related to the United States of $2,378,480 and $2,396,063 for the first quarter of 2017 and 2016, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	April 1, 2017	December 31, 2016
Americas (d)	$658,135	$631,386
EMEA	92,333	90,834
Asia/Pacific	36,128	34,079
Consolidated	$786,596	$756,299

(d)	Includes net property, plant, and equipment related to the United States of $653,648 and $626,964 at April 1, 2017 and December 31, 2016, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment. For the first quarter of 2017, approximately 70% of the company's sales were from the global components business segment and approximately 30% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2017 increased by 5.2% compared with the year-earlier period. The increase for the first quarter of 2017 was driven by an increase in the global components business segment sales of 10.4% offset partially by a decrease in the global ECS business segment sales of 5.4%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 5.8% for the first quarter of 2017 compared with the year-earlier period.

Net income attributable to shareholders increased to $113.8 million in the first quarter of 2017 compared to $106.2 million in the year-earlier period. The following items impacted the comparability of the company's results:

•	restructuring, integration, and other charges of $15.5 million in 2017 and $20.8 million in 2016; and

•	identifiable intangible asset amortization of $12.9 million in both 2017 and 2016.

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2017 increased to $132.4 million compared with $132.2 million in the year-earlier period.

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

•	Operating income as adjusted to exclude identifiable intangible asset amortization and restructuring, integration, and other charges; and

•	Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization and restructuring, integration, and other charges.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	April 1, 2017	April 2, 2016	% Change
Consolidated sales, as reported	$5,760	$5,474	5.2%
Impact of changes in foreign currencies	—	(73)
Impact of acquisitions	—	43
Consolidated sales, as adjusted	$5,760	$5,444	5.8%

Global components sales, as reported	$4,059	$3,676	10.4%
Impact of changes in foreign currencies	—	(40)
Impact of acquisitions	—	4
Global components sales, as adjusted	$4,059	$3,640	11.5%

Global ECS sales, as reported	$1,701	$1,798	(5.4)%
Impact of changes in foreign currencies	—	(33)
Impact of acquisitions	—	38
Global ECS sales, as adjusted*	$1,701	$1,804	(5.7)%

* The sum of the components for consolidated sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the first quarter of 2017 increased by $285.4 million, or 5.2%, compared with the year-earlier period. The increase for the first quarter of 2017 was driven by an increase in global components business segment sales, offset partially by a decrease in global ECS business segment sales. Adjusted for the impact of changes in foreign currencies and acquisitions, consolidated sales increased 5.8% for the first quarter of 2017 compared with the year-earlier period.

In the global components business segment, sales for the first quarter of 2017 increased $382.9 million, or 10.4%, compared with the year-earlier period, with double digit sales growth in both the Asia and EMEA regions, adjusted for the impact of foreign currencies. The Americas region also had strong results with the Sustainable Technology Solutions and Digital businesses driving sales growth for the period. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 11.5% for the first quarter of 2017 compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2017 decreased $97.5 million, or 5.4%, compared with the year-earlier period, primarily due to decreases in demand for servers and virtualization software, and the impact of changes in foreign currencies. The decreases were partially offset by an increase in infrastructure software sales and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 5.7% for the first quarter of 2017 compared with year-earlier period.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	April 1, 2017	April 2, 2016	% Change
Consolidated gross profit, as reported	$760	$749	1.5%
Impact of changes in foreign currencies	—	(11)
Impact of acquisitions	—	8
Consolidated gross profit, as adjusted	$760	$746	1.9%
Consolidated gross profit as a percentage of sales, as reported	13.2%	13.7%	(50)	bps
Consolidated gross profit as a percentage of sales, as adjusted	13.2%	13.7%	(50)	bps

The company recorded gross profit of $759.9 million in the first quarter of 2017 compared with $748.9 million in the year-earlier period. The increase in gross profit was primarily due to increased demand in the components business. Gross profit margins in the first quarter of 2017 decreased by approximately 50 basis points compared with the year-earlier period primarily due to changes in business mix as well as the regional mix of sales across the global components business.

Gross profit from the global components business increased 2.3% on a sales increase of 10.4%, with a decrease in gross margins partially offsetting the increase in sales.

Gross profit from the global ECS business decreased 0.5% on a sales decrease of 5.4%, with increased margins largely offsetting the decrease in sales.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	April 1, 2017	April 2, 2016	% Change
Selling, general, and administrative expenses, as reported	$516	$506	1.9%
Depreciation and amortization, as reported	37	41	(9.3)%
Operating expenses, as reported	553	547	1.1%
Impact of changes in foreign currencies	—	(7)
Impact of acquisitions	—	6
Operating expenses, as adjusted	$553	$546	1.3%
Operating expenses as a percentage of sales, as reported	9.6%	10.0%	(40) bps
Operating expenses as a percentage of sales, as adjusted	9.6%	10.0%	(40) bps

Selling, general, and administrative expenses increased by $9.7 million, or 1.9%, in the first quarter of 2017 on a sales increase of 5.2% compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales were 9.0% for the first quarter of 2017 compared with 9.2% in the year-earlier period.

Depreciation and amortization expense as a percentage of operating expenses was 6.7% for the first quarter of 2017, compared with 7.5% in the year-earlier period. Included in depreciation and amortization expense is identifiable intangible asset amortization of $12.9 million for both the first quarter of 2017 and the first quarter of 2016.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses increased 1.3% for the first quarter of 2017.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2017 Charges

The restructuring, integration, and other charges of $15.5 million for the first quarter of 2017 includes $8.0 million related to initiatives taken by the company during 2017 to improve operating efficiencies and $2.7 million of acquisition-related expenses. The restructuring and integration charge of $8.0 million for the first quarter of 2017 consists of $4.8 million of personnel costs, $2.7 million of facilities costs, and $0.5 million of other costs.

2016 Charges

The restructuring, integration, and other charges of $20.8 million for the first quarter of 2016 includes restructuring and integration charges of $2.5 million related to initiatives taken by the company to improve operating efficiencies, a fraud loss of $13.2 million, and acquisition-related expenses of $1.6 million. The restructuring and integration charge of $2.5 million for the first quarter of 2016 consists solely of personnel costs.

As of April 1, 2017, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	April 1, 2017	April 2, 2016	% Change
Consolidated operating income, as reported	$192	$181	5.7%
Identifiable intangible asset amortization	13	13
Restructuring, integration, and other charges	16	21
Consolidated operating income, as adjusted*	$220	$215	2.4%
Consolidated operating income as a percentage of sales, as reported	3.3%	3.3%	flat
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.8%	3.9%	(10) bps

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $191.7 million, or 3.3% of sales in the first quarter of 2017 compared with operating income of $181.4 million, or 3.3% of sales in the year-earlier period. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $220.1 million, or 3.8% of sales in the first quarter of 2017 compared with operating income, as adjusted, of $215.1 million, or 3.9% of sales in the year-earlier period.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $38.1 million for the first quarter of 2017 compared with $35.6 million in the year-earlier period. The increase for the first quarter of 2017 was primarily due to higher average debt outstanding and an increase in variable interest rates.

Income Taxes

Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the company’s projections and assumptions are inherently uncertain; therefore, actual results could differ from projections.

For the first quarter of 2017, the company recorded a provision for income taxes of $39.2 million, an effective tax rate of 25.4%. The company's provision for income taxes and effective tax rate for the first quarter of 2017 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2017 was 26.7%.

For the first quarter of 2016, the company recorded a provision for income taxes of $41.1 million, an effective tax rate of 27.8%.  The company's provision for income taxes and effective tax rate for the first quarter of 2016 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2016 was 26.9%.

The effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the taxing jurisdictions in which the company and its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 27.8% for the first quarter of 2016 to 25.4% for the first quarter of 2017 is primarily driven by discrete items including the adoption of ASU 2016-09 related to stock-based compensation and closure of certain foreign income tax audits as well as an increase in the taxable income in lower tax jurisdictions.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	April 1, 2017	April 2, 2016
Net income attributable to shareholders, as reported	$114	$106
Identifiable intangible asset amortization**	13	13
Restructuring, integration, and other charges	16	21
Tax effect of adjustments above	(9)	(8)
Net income attributable to shareholders, as adjusted*	$132	$132

* The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.
** Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest.

The company recorded net income attributable to shareholders of $113.8 million in the first quarter of 2017 compared with $106.2 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $132.4 million for the first quarter of 2017 compared with $132.2 million in the year-earlier period.

Liquidity and Capital Resources

At April 1, 2017 and December 31, 2016, the company had cash and cash equivalents of $521.6 million and $534.3 million, respectively, of which $423.7 million and $367.3 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first quarter of 2017, the net amount of cash used for the company's operating activities was $20.9 million, the net amount of cash used for investing activities was $54.2 million, and the net amount of cash provided by financing activities was $64.0 million.  The effect of exchange rate changes on cash was a decrease of $1.6 million.

During the first quarter of 2016, the net amount of cash used for the company's operating activities was $33.6 million, the net amount of cash used for investing activities was $95.8 million, and the net amount of cash provided by financing activities was $250.7 million.  The effect of exchange rate changes on cash was an increase of $0.3 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 65.4% at April 1, 2017 and 67.6% at December 31, 2016.

The net amount of cash used for the company's operating activities during the first quarter of 2017 was $20.9 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

The net amount of cash used for the company's operating activities during the first quarter of 2016 was $33.6 million and was primarily due to an increase in net working capital to support the increase is sales, offset, in part, by earnings from operations, adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 17.2% in the first quarter of 2017 compared with 15.9% in the first quarter of 2016.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2017 was $54.2 million. The use of cash from investing activities included $62.1 million for capital expenditures. The sources of cash from investing activities included $7.9 million of proceeds from the sale of buildings. Included in capital expenditures for the first quarter of 2017 is $14.6 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first quarter of 2016 was $95.8 million. The uses of cash from investing activities included $46.5 million of cash consideration paid, net of cash acquired, for the acquisition of two businesses and $49.3 million for capital expenditures. Included in capital expenditures for the first quarter of 2016 is $16.6 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2017 was $64.0 million. The uses of cash from financing activities included $68.8 million of repurchases of common stock and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities during the first quarter of 2017 were $76.4 million and $62.5 million of net proceeds from short-term and long-term bank borrowings, respectively, and $17.3 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The net amount of cash provided by financing activities during the first quarter of 2016 was $250.7 million. The uses of cash from financing activities included $18.7 million of repurchases of common stock and $1.8 million of other acquisition related payments. The sources of cash from financing activities during the first quarter of 2016 were $0.5 million and $265.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $5.7 million of proceeds from the exercise of stock options and other benefits related to stock-based compensation arrangements.

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at April 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.10% at April 1, 2017. The facility fee is .20%.  The company had $42.5 million in outstanding borrowings under the revolving credit facility at April 1, 2017. There were no outstanding borrowings under the revolving credit facility at December 31, 2016. During the first quarter of 2017 and 2016, the average daily balance outstanding under the revolving credit facility was $10.7 million and $1.1 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had $85.2 million in outstanding borrowings under the commercial paper program at April 1, 2017 with a weighted average interest rate of 1.40%. The company had no outstanding borrowings under this program at December 31, 2016. During the first quarter of 2017 and 2016, the average daily balance outstanding under the commercial paper program was $503.1 million and $156.5 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910.0 million under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at April 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.45% at April 1, 2017.  The facility fee is .40%. The company had $480.0 million and $460.0 million in outstanding borrowings under the asset securitization program at April 1, 2017 and December 31, 2016, respectively.  During the first quarter of 2017 and 2016, the average daily balance outstanding under the asset securitization program was $689.3 million and $621.2 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of April 1, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at April 1, 2017 and December 31, 2016. During the first quarter of 2017 and 2016, the average daily balance outstanding under the uncommitted line of credit was $20.1 million and $18.0 million, respectively.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2016.  Since December 31, 2016, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of April 1, 2017 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$336,310	$63,690
December 2016	400,000	—	400,000
Total	$800,000	$336,310	$463,690

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

There were no significant changes during the first quarter of 2017 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of April 1, 2017 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There was no change in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In December 2016, the company's Board approved a repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended April 1, 2017:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 28, 2017	—	$—	—	$519,912,418
January 29 through February 25, 2017	307,053	73.68	135,849	509,912,604
February 26 through April 1, 2017	626,224	73.81	626,224	463,689,919
Total	933,277		762,073

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended April 1, 2017 is 171,204 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Form of Non-Qualified Stock Option Award Agreement under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

10(b)	Form of Performance Stock Unit Award Agreement under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

10(c)	Form of Restricted Stock Unit Award Agreement under the Arrow Electronics, Inc. 2004 Omnibus Incentive Plan (as amended through February 17, 2015).

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 4, 2017	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer