Form 10-Q
period 2017-07-01
ARROW ELECTRONICS INC
filed 2017-08-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2017

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
Yes ☐   No ☒

There were 88,261,198 shares of Common Stock outstanding as of July 31, 2017.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales	$6,465,346	$5,972,101	$12,224,898	$11,446,278
Costs and expenses:
Cost of sales	5,641,380	5,173,310	10,641,045	9,898,589
Selling, general, and administrative expenses	532,347	518,704	1,047,866	1,024,517
Depreciation and amortization	37,381	40,389	74,522	81,322
Restructuring, integration, and other charges	24,416	16,106	39,921	36,894
	6,235,524	5,748,509	11,803,354	11,041,322
Operating income	229,822	223,592	421,544	404,956
Equity in earnings of affiliated companies	724	2,227	1,649	4,083
Gain on sale of investment	750	—	750	—
Loss on extinguishment of debt	58,759	—	58,759	—
Interest and other financing expense, net	42,358	39,024	80,431	74,599
Income before income taxes	130,179	186,795	284,753	334,440
Provision for income taxes	29,575	51,457	68,799	92,510
Consolidated net income	100,604	135,338	215,954	241,930
Noncontrolling interests	925	1,068	2,507	1,425
Net income attributable to shareholders	$99,679	$134,270	$213,447	$240,505
Net income per share:
Basic	$1.12	$1.46	$2.40	$2.62
Diluted	$1.11	$1.45	$2.37	$2.59
Weighted-average shares outstanding:
Basic	88,876	91,782	89,079	91,647
Diluted	89,837	92,693	90,146	92,771

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Consolidated net income	$100,604	$135,338	$215,954	$241,930
Other comprehensive income:
Foreign currency translation adjustment and other	133,625	(51,510)	170,480	21,669
Unrealized gain (loss) on investment securities, net	1,554	(2,030)	3,282	(3,681)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	(547)	93	(450)	184
Employee benefit plan items, net	505	3,844	911	4,764
Other comprehensive income (loss)	135,137	(49,603)	174,223	22,936
Comprehensive income	235,741	85,735	390,177	264,866
Less: Comprehensive income (loss) attributable to noncontrolling interests	3,525	(150)	5,694	2,215
Comprehensive income attributable to shareholders	$232,216	$85,885	$384,483	$262,651

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	July 1, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$419,918	$534,320
Accounts receivable, net	6,531,452	6,746,687
Inventories	3,045,377	2,855,645
Other current assets	226,415	180,069
Total current assets	10,223,162	10,316,721
Property, plant, and equipment, at cost:
Land	13,261	23,456
Buildings and improvements	157,927	175,141
Machinery and equipment	1,264,003	1,297,657
	1,435,191	1,496,254
Less: Accumulated depreciation and amortization	(645,257)	(739,955)
Property, plant, and equipment, net	789,934	756,299
Investments in affiliated companies	86,371	88,401
Intangible assets, net	317,435	336,882
Goodwill	2,446,864	2,392,220
Other assets	336,259	315,843
Total assets	$14,200,025	$14,206,366
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,270,311	$5,774,151
Accrued expenses	742,086	821,244
Short-term borrowings, including current portion of long-term debt	427,033	93,827
Total current liabilities	6,439,430	6,689,222
Long-term debt	2,642,043	2,696,334
Other liabilities	367,696	355,190
Commitments and contingencies (Note L)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2017 and 2016
Issued - 125,424 shares in both 2017 and 2016	125,424	125,424
Capital in excess of par value	1,098,979	1,112,114
Treasury stock (37,165 and 36,511 shares in 2017 and 2016, respectively), at cost	(1,715,587)	(1,637,476)
Retained earnings	5,410,677	5,197,230
Accumulated other comprehensive loss	(212,818)	(383,854)
Total shareholders' equity	4,706,675	4,413,438
Noncontrolling interests	44,181	52,182
Total equity	4,750,856	4,465,620
Total liabilities and equity	$14,200,025	$14,206,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 1, 2017	July 2, 2016
Cash flows from operating activities:
Consolidated net income	$215,954	$241,930
Adjustments to reconcile consolidated net income to net cash provided by (used for) operations:
Depreciation and amortization	74,522	81,322
Amortization of stock-based compensation	21,391	19,275
Equity in earnings of affiliated companies	(1,649)	(4,083)
Loss on extinguishment of debt	58,759	—
Deferred income taxes	11,825	27,669
Other	5,208	2,954
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	397,953	529,246
Inventories	(149,945)	(22,490)
Accounts payable	(601,708)	(606,678)
Accrued expenses	(90,101)	(114,741)
Other assets and liabilities	(75,319)	(39,320)
Net cash provided by (used for) operating activities	(133,110)	115,084
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(2,534)	(45,473)
Acquisition of property, plant, and equipment	(101,906)	(88,336)
Proceeds from sale of property, plant, and equipment	24,433	—
Other	(3,000)	(12,000)
Net cash used for investing activities	(83,007)	(145,809)
Cash flows from financing activities:
Change in short-term and other borrowings	40,274	67,611
Proceeds from long-term bank borrowings, net	241,818	233,000
Net proceeds from note offering	494,625	—
Redemption of notes	(558,100)	—
Proceeds from exercise of stock options	20,697	14,844
Repurchases of common stock	(123,663)	(46,833)
Purchase of shares from noncontrolling interest	(23,350)	—
Other	(945)	(1,817)
Net cash provided by financing activities	91,356	266,805
Effect of exchange rate changes on cash	10,359	(13,399)
Net increase (decrease) in cash and cash equivalents	(114,402)	222,681
Cash and cash equivalents at beginning of period	534,320	273,090
Cash and cash equivalents at end of period	$419,918	$495,771

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

Note B – Impact of Recently Issued Accounting Standards

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-09, Compensation-Stock Compensation (Topic 718): Scope of Modification Accounting ("ASU No. 2017-09").  ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Effective April 2, 2017, the company adopted the provisions of ASU No. 2017-09 on a prospective basis. The adoption of the provisions of ASU No. 2017-09 did not materially impact the company's consolidated financial position or results of operations.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. ASU No. 2017-07 is effective for the company in the first quarter of 2018, with early adoption permitted, and is to be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of the provisions of ASU No. 2017-07 is not expected to have a material impact on the company's consolidated financial position or results of operations.

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

In October 2016, the FASB issued Accounting Standards Update No. 2016-16, Income Taxes - Intra-Entity Transfers of Assets Other Than Inventory (Topic 740) ("ASU No. 2016-16").  ASU No. 2016-16 clarifies the accounting for the current and deferred income taxes for an intra-entity transfer of an asset other than inventory. Effective April 2, 2017, the company adopted the provisions of ASU No. 2016-16 on a modified retrospective basis. The adoption of the provisions of ASU No. 2016-16 did not materially impact the company's consolidated financial position or results of operations.

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

In 2014, the company established an implementation team (“team”) and engaged external advisers to develop a multi-phase plan to assess the company’s business and contracts, as well as any changes to processes or systems to adopt the requirements of the new revenue standard. The team has updated the assessment for new ASU updates and for newly acquired businesses. The team is in the process of finalizing its conclusions on several aspects of the standard including principal versus agent considerations, identification of performance obligations, and the determination of when control of goods and services transfers to the company’s customers. Additionally, the team is in the process of evaluating the impact of the expanded disclosure requirements.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note C – Acquisitions

2017 Acquisitions

During the first six months of 2017, the company acquired an additional 11.9% of the common shares of Data Modul AG for $23,350, increasing the company's ownership interest in Data Modul to 69.2%. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

2016 Acquisitions

During 2016, the company completed three acquisitions for $63,869, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for the first six months of 2016, as though the acquisitions occurred on January 1, 2016, was also not material.

Note D – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2016 (a)	$1,239,741	$1,152,479	$2,392,220
Acquisitions and related adjustments	(102)	5,187	5,085
Foreign currency translation adjustment	12,113	37,446	49,559
Balance as of July 1, 2017 (a)	$1,251,752	$1,195,112	$2,446,864

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of July 1, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	471,906	(260,730)	211,176
Developed technology	5 years	6,340	(2,409)	3,931
Amortizable trade name	5 years	2,408	(1,080)	1,328
		$581,654	$(264,219)	$317,435

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Intangible assets, net, are comprised of the following as of December 31, 2016:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	476,176	(247,206)	228,970
Developed technology	5 years	9,140	(4,435)	4,705
Other intangible assets	(b)	6,721	(4,514)	2,207
		$593,037	$(256,155)	$336,882

(b)	Consists of non-competition agreements, sales backlog, and an amortizable trade name with useful lives ranging from two to five years.

During the second quarters of 2017 and 2016, the company recorded amortization expense related to identifiable intangible assets of $12,364 and $14,446, respectively.

During the first six months of 2017 and 2016, the company recorded amortization expense related to identifiable intangible assets of $25,264 and $27,359, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	July 1, 2017	December 31, 2016
Marubun/Arrow	$66,558	$65,237
Other	19,813	23,164
	$86,371	$88,401

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Marubun/Arrow	$1,617	$1,846	$3,282	$3,510
Other	(893)	381	(1,633)	573
	$724	$2,227	$1,649	$4,083

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of July 1, 2017 and December 31, 2016.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	July 1, 2017	December 31, 2016
Accounts receivable	$6,587,026	$6,798,943
Allowances for doubtful accounts	(55,574)	(52,256)
Accounts receivable, net	$6,531,452	$6,746,687

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers.  As of July 1, 2017 and December 31, 2016,  the company has one customer with a combined note and accounts receivable balance of approximately $27,145 and $20,000, respectively.  The customer became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it will recover all amounts due; however, it is possible that it could incur a loss.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	July 1, 2017	December 31, 2016
3.00% notes, due 2018	$299,432	$—
Commercial paper	45,000	—
Other short-term borrowings	82,601	93,827
	$427,033	$93,827

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.8% and 2.4% at July 1, 2017 and December 31, 2016, respectively.

Long-term debt consists of the following:

	July 1, 2017	December 31, 2016
Asset securitization program	$700,000	$460,000
6.875% senior debentures, due 2018	—	199,348
3.00% notes, due 2018	—	299,013
6.00% notes, due 2020	208,670	299,183
5.125% notes, due 2021	130,044	248,843
3.50% notes, due 2022	346,143	345,776
4.50% notes, due 2023	296,881	296,646
4.00% notes, due 2025	344,901	344,625
7.50% senior debentures, due 2027	109,435	198,514
3.875% notes, due 2028	493,322	—
Interest rate swaps designated as fair value hedges	300	152
Other obligations with various interest rates and due dates	12,347	4,234
	$2,642,043	$2,696,334

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, 4.00% notes, and 3.875% notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	July 1, 2017	December 31, 2016
6.875% senior debentures, due 2018	$—	$212,500
3.00% notes, due 2018	302,500	303,500
6.00% notes, due 2020	228,500	325,500
5.125% notes, due 2021	141,000	265,500
3.50% notes, due 2022	357,500	349,500
4.50% notes, due 2023	316,500	305,500
4.00% notes, due 2025	357,000	345,000
7.50% senior debentures, due 2027	137,500	238,000
3.875% notes, due 2028	498,000	—

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at July 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.35% at July 1, 2017. The facility fee, which is based on the company's credit ratings, was .20% at July 1, 2017. There were no outstanding borrowings under the revolving credit facility at July 1, 2017 and December 31, 2016.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had $45,000 in outstanding borrowings under the commercial paper program at July 1, 2017 with a weighted average interest rate of 1.74%. The company had no outstanding borrowings under this program at December 31, 2016.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910,000 under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at July 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.62% at July 1, 2017. The facility fee is .40%.

At July 1, 2017 and December 31, 2016, the company had $700,000 and $460,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $1,877,771 and $2,045,464, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 1, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a $100,000 uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at July 1, 2017 and December 31, 2016.

During June 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $58,759 in the second quarter and first six months of 2017.

Interest and other financing expense, net, includes interest and dividend income of $7,441 and $15,366 for the second quarter and first six months of 2017, respectively. Interest and other financing expense, net, includes interest and dividend income of $3,918 and $8,585 for the second quarter and first six months of 2016, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at July 1, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$893	$—	$—	$893
Available-for-sale securities	Other assets	43,481	—	—	43,481
Interest rate swaps	Other assets	—	300	—	300
Foreign exchange contracts	Other current assets	—	6,490	—	6,490
Foreign exchange contracts	Accrued expenses	—	(8,714)	—	(8,714)
Contingent consideration	Accrued expenses / Other liabilities	—	—	(2,959)	(2,959)
		$44,374	$(1,924)	$(2,959)	$39,491

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2016:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$2,660	$—	$—	$2,660
Available-for-sale securities	Other assets	37,915	—	—	37,915
Interest rate swaps	Other assets	—	152	—	152
Foreign exchange contracts	Other current assets	—	4,685	—	4,685
Foreign exchange contracts	Accrued expenses	—	(3,444)	—	(3,444)
Contingent consideration	Accrued expenses / Other liabilities	—	—	(4,027)	(4,027)
		$40,575	$1,393	$(4,027)	$37,941

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C and D). The company tests these assets for impairment if indicators of potential impairment exist.

During the first six months of 2017 and 2016, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	July 1, 2017		December 31, 2016
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$18,320	$10,016	$18,097
Unrealized holding gain	6,446	8,699	3,806	5,996
Fair value	$16,462	$27,019	$13,822	$24,093

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of designated interest rate swaps is recorded as a change to the carrying value of the related hedged debt. The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of July 1, 2017 and December 31, 2016, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at July 1, 2017 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, British Pound, Taiwan Dollar, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at July 1, 2017 and December 31, 2016 was $447,484 and $460,233, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales", "Selling, general, and administrative expenses", and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the second quarter and first six months of 2017 and 2016.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Gain (Loss) Recognized in Income
Foreign exchange contracts	$(2,223)	$4,191	$(11,162)	$521
Interest rate swaps	(163)	(150)	(321)	(299)
Total	$(2,386)	$4,041	$(11,483)	$222
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(1,043)	$543	$(867)	$(534)
Interest rate swaps	$(1,053)	$—	$(1,053)	$—

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

Note I – Restructuring, Integration, and Other Charges

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Restructuring and integration charges - current period actions	$14,263	$7,652	$22,246	$10,103
Restructuring and integration charges - actions taken in prior periods	3,996	1,838	6,098	3,961
Other charges	6,157	6,616	11,577	22,830
	$24,416	$16,106	$39,921	$36,894

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2017 Restructuring and Integration Charges

The following table presents the components of the 2017 restructuring and integration charges and activity in the related restructuring and integration accrual for the first six months of 2017:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$18,655	$2,959	$632	$22,246
Payments	(6,613)	(2,259)	(318)	(9,190)
Foreign currency translation	654	76	—	730
Balance as of July 1, 2017	$12,696	$776	$314	$13,786

These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2016 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first six months of 2017 related to restructuring and integration actions taken in 2016:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2016	$11,694	$3,793	$316	$15,803
Restructuring and integration charges (credits)	5,511	(45)	(4)	5,462
Payments	(9,129)	(3,682)	(122)	(12,933)
Foreign currency translation	289	157	20	466
Balance as of July 1, 2017	$8,365	$223	$210	$8,798

Restructuring and Integration Accruals Related to Actions Taken Prior to 2016

Included in restructuring, integration, and other charges for the first six months of 2017 are restructuring and integration charges of $636 related to restructuring and integration actions taken prior to 2016. The restructuring and integration charge (credits) includes adjustments to personnel costs of $991, facilities costs of $(336), and other costs of $(19). The restructuring and integration accruals at July 1, 2017 related to actions taken prior to 2016 of $4,420 include accruals for personnel costs of $3,042, accruals for facilities costs of $1,249, and accruals for other costs of $129.

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $27,004 at July 1, 2017, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $24,103 relate to the termination of personnel that have scheduled payouts of $21,152 in 2017, $800 in 2018, $1,544 in 2019, $583 in 2020, and $24 in 2021.

•
The accruals for facilities totaling $2,248 relate to vacated leased properties that have scheduled payments of $468 in 2017, $547 in 2018, $261 in 2019, $467 in 2020, $221 in 2021, and $284 thereafter.

•	Other accruals of $653 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the second quarter and first six months of 2017 are other expenses of $6,157 and $11,577, respectively. The charges for the second quarter and first six months of 2017 of $1,324 and $4,003, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2016 are other expenses of $6,616 and $22,830, respectively. Included in these other charges for the first six months of 2016 are expenses related to a fraud loss that the company recorded, net of insurance recoveries, of $3,942. During the second quarter of 2016, the company recorded a credit of $9,253, which included insurance recoveries and incremental expenses related to the fraud loss. The charges for the second quarter and first six months of 2016 of $3,334 and $4,956, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. During 2016, the company adopted an amendment to its Wyle defined benefit plan and incurred a settlement expense of $12,211 during the second quarter of 2016.

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

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income attributable to shareholders	$99,679	$134,270	$213,447	$240,505
Weighted-average shares outstanding - basic	88,876	91,782	89,079	91,647
Net effect of various dilutive stock-based compensation awards	961	911	1,067	1,124
Weighted-average shares outstanding - diluted	89,837	92,693	90,146	92,771
Net income per share:
Basic	$1.12	$1.46	$2.40	$2.62
Diluted (a)	$1.11	$1.45	$2.37	$2.59

(a)
Stock-based compensation awards for the issuance of 432 and 328 shares for the second quarter and first six months of 2017 and 848 and 987 shares for the second quarter and first six months 2016, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$132,337	$(50,181)	$169,940	$19,788
Amounts reclassified into income	(1,312)	(111)	(2,647)	1,091
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	1,554	(2,030)	3,282	(3,681)
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	(647)	—	(647)	—
Amounts reclassified into income	100	93	197	184
Employee Benefit Plan Items, Net:
Other comprehensive income (loss) before reclassifications	(48)	31	(43)	72
Amounts reclassified into income	553	3,813	954	4,692
Net change in Accumulated other comprehensive income (loss)	$132,537	$(48,385)	$171,036	$22,146

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(36,503) and $(36,180) for the second quarter and first six months of 2017 and $3,982 and $(28,819) for the second quarter and first six months of 2016, respectively.

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of July 1, 2017:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$391,087	$8,913
December 2016	400,000	—	400,000
Total	$800,000	$391,087	$408,913

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,750 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and, though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $400 to $600. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,400 and $10,000.

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

Approximately $54,750 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $20,100 to $30,800. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Sales:
Global components	$4,462,350	$3,832,972	$8,521,153	$7,508,901
Global ECS	2,002,996	2,139,129	3,703,745	3,937,377
Consolidated	$6,465,346	$5,972,101	$12,224,898	$11,446,278
Operating income (loss):
Global components	$197,164	$178,385	$370,697	$349,155
Global ECS	106,703	109,399	187,582	187,611
Corporate (a)	(74,045)	(64,192)	(136,735)	(131,810)
Consolidated	$229,822	$223,592	$421,544	$404,956

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Includes restructuring, integration, and other charges of $24,416 and $39,921 for the second quarter and first six months of 2017 and $16,106 and $36,894 for the second quarter and first six months of 2016, respectively.

Total assets, by segment, are as follows:

	July 1, 2017	December 31, 2016
Global components	$9,065,948	$8,360,926
Global ECS	4,361,674	5,053,172
Corporate	772,403	792,268
Consolidated	$14,200,025	$14,206,366

Sales, by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Americas (b)	$2,969,288	$2,809,558	$5,612,276	$5,430,035
EMEA (c)	1,834,049	1,777,026	3,519,890	3,442,906
Asia/Pacific	1,662,009	1,385,517	3,092,732	2,573,337
Consolidated	$6,465,346	$5,972,101	$12,224,898	$11,446,278

(b)
Includes sales related to the United States of $2,722,482 and $5,100,962 for the second quarter and first six months of 2017 and $2,591,296 and $4,987,359 for the second quarter and first six months of 2016, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	July 1, 2017	December 31, 2016
Americas (d)	$652,814	$631,386
EMEA	99,158	90,834
Asia/Pacific	37,962	34,079
Consolidated	$789,934	$756,299

(d)	Includes net property, plant, and equipment related to the United States of $648,289 and $626,964 at July 1, 2017 and December 31, 2016, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment. For the first six months of 2017, approximately 70% of the company's sales were from the global components business segment and approximately 30% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2017 increased by 8.3% and 6.8%, respectively, compared with the year-earlier period. The increase for the second quarter of 2017 was driven by an increase in the global components business segment sales of 16.4% offset by a decrease in the global ECS business segment sales of 6.4%. The increase for the first six months of 2017 was driven by an increase in the global components business segment sales of 13.5% offset by a decrease in the global ECS business segment sales of 5.9%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 9.2% and 7.6% for the second quarter and first six months, respectively, of 2017 compared with the year-earlier period.

Net income attributable to shareholders decreased to $99.7 million and $213.4 million in the second quarter and first six months of 2017, respectively, compared to $134.3 million and $240.5 million, in the year-earlier periods. The following items impacted the comparability of the company's results:

Second quarters of 2017 and 2016:

•	loss on extinguishment of debt of $58.8 million in 2017;

•	restructuring, integration, and other charges of $24.4 million in 2017 and $16.1 million in 2016;

•	identifiable intangible asset amortization of $12.4 million in 2017 and $14.4 million in 2016; and

•	gain on sale of investment of $0.8 million in 2017

First six months of 2017 and 2016:

•	loss on extinguishment of debt of $58.8 million in 2017;

•	restructuring, integration, and other charges of $39.9 million in 2017 and $36.9 million in 2016;

•	identifiable intangible asset amortization of $25.3 million in 2017 and $27.4 million in 2016; and

•	gain on sale of investment of $0.8 million in 2017

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2017 increased to $160.0 million and $292.3 million, respectively, compared with $152.7 million and $285.0 million in the year-earlier periods.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, and restructuring, integration, loss on extinguishment of debt, gain on investment, and other charges.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Consolidated sales, as reported	$6,465	$5,972	8.3%	$12,225	$11,446	6.8%
Impact of changes in foreign currencies	—	(57)		—	(130)
Impact of acquisitions	—	4		—	47
Consolidated sales, as adjusted	$6,465	$5,919	9.2%	$12,225	$11,363	7.6%

Global components sales, as reported	$4,462	$3,833	16.4%	$8,521	$7,509	13.5%
Impact of changes in foreign currencies	—	(28)		—	(69)
Impact of acquisitions	—	4		—	8
Global components sales, as adjusted*	$4,462	$3,809	17.2%	$8,521	$7,449	14.4%

Global ECS sales, as reported	$2,003	$2,139	(6.4)%	$3,704	$3,937	(5.9)%
Impact of changes in foreign currencies	—	(29)		—	(61)
Impact of acquisitions	—	—		—	38
Global ECS sales, as adjusted*	$2,003	$2,111	(5.1)%	$3,704	$3,914	(5.4)%

* The sum of the components for consolidated sales, as adjusted, may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2017 increased by $493.2 million, or 8.3%, and $778.6 million, or 6.8%, respectively, compared with the year-earlier period. The increase for the second quarter of 2017 was driven by an increase in global components business segment sales of $629.4 million, or 16.4%, offset by a decrease in global ECS business segment sales of $136.1 million, or 6.4%. The increase for the first six months of 2017 was driven by an increase in global components business segment sales of $1.01 billion, or 13.5%, offset by a decrease in global ECS business segment sales of $233.6 million, or 5.9%.

Adjusted for the impact of changes in foreign currencies and acquisitions, consolidated sales increased 9.2% and 7.6% for the second quarter and first six months of 2017, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2017 increased $629.4 million, or 16.4%, and $1.01 billion, or 13.5%, respectively, compared with the year-earlier periods, with double digit sales growth across all regions, adjusted for the impact of foreign currencies. Asia lead the global components business with sales growing 20.9% and 19.0% for the second quarter and first six months of 2017, respectively, compared with year-earlier periods. Sales growth in the Americas region was driven by Arrow’s growing digital and sustainable technology solutions businesses as well as the core business. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 17.2% and 14.4% for the second quarter and first six months of 2017, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2017 decreased $136.1 million, or 6.4%, and $233.6 million, or 5.9%, respectively, compared with the year-earlier periods, primarily due to a decrease in demand for hardware products, and the impact of changes in foreign currencies. The decreases were partially offset by strong growth in security and virtualization software, cloud products, and the impact of recently acquired businesses. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales decreased by 5.1% and 5.4% for the second quarter and first six months of 2017, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Consolidated gross profit, as reported	$824	$799	3.2%	$1,584	$1,548	2.3%
Impact of changes in foreign currencies	—	(9)		—	(20)
Impact of acquisitions	—	4		—	12
Consolidated gross profit, as adjusted*	$824	$793	3.9%	$1,584	$1,539	2.9%
Consolidated gross profit as a percentage of sales, as reported	12.7%	13.4%	(70) bps	13.0%	13.5%	(50) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.7%	13.4%	(70) bps	13.0%	13.5%	(50) bps

* The sum of the components for consolidated gross profit, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $824.0 million and $1.58 billion in the second quarter and first six months of 2017, respectively, compared with $798.8 million and $1.55 billion in the year-earlier periods. The increase in gross profit was primarily due to increased demand in the components business. Gross profit margins in the second quarter and first six months of 2017 decreased by approximately (70) bps and (50) bps, respectively, compared with the year-earlier periods primarily due to changes in business mix as well as the regional mix of sales across the global components business.

Gross profit from the global components business increased 6.7% and 4.5% for the second quarter and first six months of 2017, respectively, on a sales increase of 16.4% and 13.5%, with a decrease in gross margins partially offsetting the increase in sales.

Gross profit from the global ECS business decreased 4.2% and 2.5% for the second quarter and first six months of 2017, respectively, on a sales decrease of 6.4% and 5.9% with increased margins partially offsetting the decrease in sales.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Selling, general, and administrative expenses, as reported	$532	$519	2.6%	$1,048	$1,025	2.3%
Depreciation and amortization, as reported	37	40	(7.4)%	75	81	(8.4)%
Operating expenses, as reported*	570	559	1.9%	1,122	1,106	1.5%
Impact of changes in foreign currencies	—	(8)		—	(15)
Impact of acquisitions	—	2		—	8
Operating expenses, as adjusted*	$570	$554	2.9%	$1,122	$1,099	2.1%
Operating expenses as a percentage of sales, as reported	8.8%	9.4%	(60) bps	9.2%	9.7%	(50) bps
Operating expenses as a percentage of sales, as adjusted	8.8%	9.4%	(60) bps	9.2%	9.7%	(50) bps

* The sum of the components for consolidated operating expenses as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $13.6 million, or 2.6%, and $23.3 million, or 2.3%, in the second quarter and first six months of 2017, respectively, on a sales increase of 8.3% and 6.8% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.2% and 8.6% for the second quarter and first six months of 2017, respectively, compared with 8.7% and 9.0% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 6.6% for both the second quarter and first six months of 2017, compared with 7.2% and 7.4% in the year-earlier periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $12.4 million and $25.3 million for the second quarter and first six months of 2017, respectively, compared to $14.4 million and $27.4 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses increased 2.9% and 2.1% for the second quarter and first six months of 2017, respectively, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2017 Charges

The company recorded restructuring, integration, and other charges of $24.4 million and $39.9 million for the second quarter and first six months of 2017, respectively. For the second quarter and first six months of 2017, restructuring and integration charges of $14.3 million and $22.2 million, respectively, related to initiatives taken by the company during 2017 to improve operating efficiencies and $1.3 million and $4.0 million, respectively, of acquisition-related expenses.

The restructuring and integration charge of $14.3 million and $22.2 million for the second quarter and first six months of 2017, respectively, includes personnel costs of $13.9 million and $18.7 million. Also included therein for both the second quarter and first six months of 2017, respectively, are facilities costs of $0.3 million and $3.0 million and other costs of $0.1 million and $0.6 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2016 Charges

The company recorded restructuring, integration, and other charges of $16.1 million and $36.9 million for the second quarter and first six months of 2016, respectively. For the second quarter and first six months of 2016, restructuring and integration charges of $7.7 million and $10.1 million, respectively, related to initiatives taken by the company to improve operating efficiencies. For the first six months of 2016, the company recorded a fraud loss, net of insurance recoveries, of $3.9 million. During the second quarter of 2016, the company recorded a credit of $9.3 million, which included insurance recoveries and incremental expenses related to the fraud loss. Also included in the second quarter and first six months of 2016 are acquisition-related expenses of $3.3 million and $5.0 million, respectively, and a pension settlement charge of $12.2 million for both the second quarter and first six months of 2016.

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

As of July 1, 2017, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	July 1, 2017	July 2, 2016	% Change	July 1, 2017	July 2, 2016	% Change
Consolidated operating income, as reported	$230	$224	2.8%	$422	$405	4.1%
Identifiable intangible asset amortization	12	14		25	27
Restructuring, integration, and other charges	24	16		40	37
Consolidated operating income, as adjusted*	$267	$254	4.9%	$487	$469	3.7%
Consolidated operating income as a percentage of sales, as reported	3.6%	3.7%	(10) bps	3.4%	3.5%	(10) bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.1%	4.3%	(20) bps	4.0%	4.1%	(10) bps

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $229.8 million, or 3.6% of sales, and $421.5 million, or 3.4% of sales, in the second quarter and first six months of 2017, respectively, compared with operating income of $223.6 million, or 3.7% of sales, and $405.0 million, or 3.5% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $266.6 million, or 4.1% of sales, and $486.7 million, or 4.0% of sales, in the second quarter and first six months of 2017, respectively, compared with operating income, as adjusted, of $254.1 million, or 4.3% of sales, and $469.2 million, or 4.1% of sales, in the year-earlier periods.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $42.4 million and $80.4 million for the second quarter and first six months of 2017, respectively, compared with $39.0 million and $74.6 million in the year-earlier periods. The increase for the second quarter and first six months of 2017 was primarily due to higher average debt outstanding and an increase in variable interest rates.

Other

During June 2017, the company completed the sale of $500 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $495 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59 in the second quarter and first six months of 2017.

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

For the second quarter and first six months of 2017, the company recorded a provision for income taxes of $29.6 million, an effective tax rate of 22.7%, and $68.8 million, an effective tax rate of 24.2%, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2017 were impacted by the previously discussed restructuring, integration, and other charges including identifiable intangible asset amortization, loss on extinguishment of debt, and gain on sale of investment. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2017 was 28.4% and 27.6%, respectively.

For the second quarter and first six months of 2016, the company recorded a provision for income taxes of $51.5 million, an effective tax rate of 27.5% and $92.5 million, an effective tax rate of 27.7%, respectively.  The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2016 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2016 was 29.0% and 28.0%, respectively.

The effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the foreign taxing jurisdictions in which the company and its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 27.5% for the second quarter of 2016 to 22.7% for the second quarter of 2017 is primarily driven by an increase in the taxable income in lower tax jurisdictions and discrete items including the adoption of ASU 2016-09 related to stock-based compensation.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	July 1, 2017	July 2, 2016	July 1, 2017	July 2, 2016
Net income attributable to shareholders, as reported	$100	$134	$213	$241
Identifiable intangible asset amortization*	12	14	25	26
Restructuring, integration, and other charges	24	16	40	37
Loss on extinguishment of debt	59	—	59	—
Gain on sale of investment	(1)	—	(1)	—
Tax effect of adjustments above	(34)	(11)	(44)	(19)
Net income attributable to shareholders, as adjusted	$160	$153	$292	$285
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest.

The company recorded net income attributable to shareholders of $99.7 million and $213.4 million in the second quarter and first six months of 2017, respectively, compared with $134.3 million and $240.5 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $160.0 million and $292.3 million for the second quarter and first six months of 2017, respectively, compared with $152.7 million and $285.0 million in the year-earlier periods.

Liquidity and Capital Resources

At July 1, 2017 and December 31, 2016, the company had cash and cash equivalents of $419.9 million and $534.3 million, respectively, of which $246.7 million and $367.3 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first six months of 2017, the net amount of cash used for the company's operating activities was $133.1 million, the net amount of cash used for investing activities was $83.0 million, and the net amount of cash provided by financing activities was $91.4 million.  The effect of exchange rate changes on cash was an increase of $10.4 million.

During the first six months of 2016, the net amount of cash provided by the company's operating activities was $115.1 million, the net amount of cash used for investing activities was $145.8 million, and the net amount of cash provided by financing activities was $266.8 million.  The effect of exchange rate changes on cash was a decrease of $13.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 67.4% at July 1, 2017 and 67.6% at December 31, 2016.

The net amount of cash used for the company's operating activities during the first six months of 2017 was $133.1 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

The net amount of cash provided by the company's operating activities during the first six months of 2016 was $115.1 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part by an increase in working capital to support the increase in sales.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 17.6% in the second quarter of 2017 compared with 15.6% in the second quarter of 2016.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2017 was $83.0 million. The use of cash from investing activities included $101.9 million for capital expenditures. The sources of cash from investing activities included $24.4 million of proceeds from the sale of buildings. Included in capital expenditures for the first six months of 2017 is $30.3 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first six months of 2016 was $145.8 million. The uses of cash from investing activities included $45.5 million of cash consideration paid, net of cash acquired, for the acquisition of two businesses and $88.3 million for capital expenditures. Included in capital expenditures for the second quarter of 2016 is $31.4 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2017 was $91.4 million. The uses of cash from financing activities included $558.1 million of payments for the redemption of notes, $123.7 million of repurchases of common stock and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities during the second quarter of 2017 were $494.6 million of net proceeds from note offering, $40.3 million and $241.8 million of net proceeds from short-term and long-term bank borrowings, respectively, and $20.7 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during the first six months of 2016 was $266.8 million. The uses of cash from financing activities included $46.8 million of repurchases of common stock and $1.8 million of other acquisition related payments. The sources of cash from financing activities during the second quarter of 2016 were $67.6 million and $233.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $14.8 million of proceeds from the exercise of stock options.

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at July 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.35% at July 1, 2017. The facility fee is .20%.  There were no outstanding borrowings under the revolving credit facility at July 1, 2017 and December 31, 2016. During the first six months of 2017 and 2016, the average daily balance outstanding under the revolving credit facility was $16.2 million and $8.0 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had $45.0 million in outstanding borrowings under the commercial paper program at July 1, 2017 with a weighted average interest rate of 1.74%. The company had no outstanding borrowings under this program at December 31, 2016. During the first six months of 2017 and 2016, the average daily balance outstanding under the commercial paper program was $571.0 million and $222.6 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910.0 million under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at July 1, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.62% at July 1, 2017.  The facility fee is .40%. The company had $700.0 million and $460.0 million in outstanding borrowings under the asset securitization program at July 1, 2017 and December 31, 2016, respectively.  During the first six months of 2017 and 2016, the average daily balance outstanding under the asset securitization program was $721.6 million and $613.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of July 1, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. There were no outstanding borrowings under the uncommitted line of credit at July 1, 2017 and December 31, 2016. During the first six months of 2017 and 2016, the average daily balance outstanding under the uncommitted line of credit was $10.1 million and $21.9 million, respectively.

During June 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $58.8 million in the second quarter and first six months of 2017.

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

The company filed a shelf registration statement with the Securities and Exchange Commission in September 2015, as amended in June 2017, registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions, and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2016.  Since December 31, 2016, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•	During the second quarter of 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due in 2028; and

•
During the second quarter of 2017, the company redeemed $200.0 million of the company's 6.875% senior debenture due June 2018 and refinanced $90.6 million of the 6.00% notes due April 2020, $119.1 million of the 5.125% notes due March 2021, and $89.6 million of the 7.50% notes due January 2027.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of July 1, 2017 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$391,087	$8,913
December 2016	400,000	—	400,000
Total	$800,000	$391,087	$408,913

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

There were no significant changes during the first six months of 2017 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of July 1, 2017 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015 and December 2016, the company's Board approved a repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended July 1, 2017:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
April 2 through April 29, 2017	68,264	$69.97	68,264	$458,913,201
April 30 through May 27, 2017	513,714	75.02	513,184	420,413,752
May 28 through July 1, 2017	151,833	75.74	151,833	408,913,216
Total	733,811		733,281

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended July 1, 2017 is 530 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	August 3, 2017	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer