Form 10-Q
period 2017-09-30
ARROW ELECTRONICS INC
filed 2017-11-02
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ☐   No ☒

There were 87,973 shares of Common Stock outstanding as of October 30, 2017.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales	$6,953,740	$5,936,092	$19,178,638	$17,382,370
Cost of sales	6,110,382	5,162,930	16,751,427	15,061,519
Gross profit	843,358	773,162	2,427,211	2,320,851
Operating expenses:
Selling, general, and administrative expenses	552,896	510,017	1,600,762	1,534,534
Depreciation and amortization	38,574	40,194	113,096	121,516
Restructuring, integration, and other charges	15,896	24,267	55,817	61,161
	607,366	574,478	1,769,675	1,717,211
Operating income	235,992	198,684	657,536	603,640
Equity in earnings of affiliated companies	1,216	1,311	2,865	5,394
Loss on investment, net	15,000	—	14,250	—
Loss on extinguishment of debt	786	—	59,545	—
Interest and other financing expense, net	39,748	37,229	120,179	111,828
Income before income taxes	181,674	162,766	466,427	497,206
Provision for income taxes	46,199	44,931	114,998	137,441
Consolidated net income	135,475	117,835	351,429	359,765
Noncontrolling interests	845	108	3,352	1,533
Net income attributable to shareholders	$134,630	$117,727	$348,077	$358,232
Net income per share:
Basic	$1.52	$1.29	$3.92	$3.92
Diluted	$1.50	$1.28	$3.87	$3.87
Weighted-average shares outstanding:
Basic	88,453	90,937	88,870	91,412
Diluted	89,540	91,938	89,936	92,487

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Consolidated net income	$135,475	$117,835	$351,429	$359,765
Other comprehensive income:
Foreign currency translation adjustment and other	54,951	16,336	225,431	38,005
Unrealized gain (loss) on investment securities, net	1,357	1,273	4,639	(2,408)
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	(2,093)	94	(2,543)	278
Employee benefit plan items, net	492	814	1,403	5,578
Other comprehensive income	54,707	18,517	228,930	41,453
Comprehensive income	190,182	136,352	580,359	401,218
Less: Comprehensive income attributable to noncontrolling interests	2,049	576	7,743	2,791
Comprehensive income attributable to shareholders	$188,133	$135,776	$572,616	$398,427

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$584,339	$534,320
Accounts receivable, net	7,070,629	6,746,687
Inventories	3,168,769	2,855,645
Other current assets	215,431	180,069
Total current assets	11,039,168	10,316,721
Property, plant, and equipment, at cost:
Land	12,852	23,456
Buildings and improvements	158,865	175,141
Machinery and equipment	1,306,891	1,297,657
	1,478,608	1,496,254
Less: Accumulated depreciation and amortization	(663,229)	(739,955)
Property, plant, and equipment, net	815,379	756,299
Investments in affiliated companies	86,626	88,401
Intangible assets, net	307,385	336,882
Goodwill	2,470,576	2,392,220
Other assets	337,832	315,843
Total assets	$15,056,966	$14,206,366
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$5,799,723	$5,774,151
Accrued expenses	799,066	821,244
Short-term borrowings, including current portion of long-term debt	380,208	93,827
Total current liabilities	6,978,997	6,689,222
Long-term debt	2,802,960	2,696,334
Other liabilities	349,717	355,190
Commitments and contingencies (Note L)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2017 and 2016
Issued - 125,424 shares in both 2017 and 2016	125,424	125,424
Capital in excess of par value	1,107,125	1,112,114
Treasury stock (37,463 and 36,511 shares in 2017 and 2016, respectively), at cost	(1,739,473)	(1,637,476)
Retained earnings	5,545,307	5,197,230
Accumulated other comprehensive loss	(159,315)	(383,854)
Total shareholders' equity	4,879,068	4,413,438
Noncontrolling interests	46,224	52,182
Total equity	4,925,292	4,465,620
Total liabilities and equity	$15,056,966	$14,206,366

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30, 2017	October 1, 2016
Cash flows from operating activities:
Consolidated net income	$351,429	$359,765
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	113,096	121,516
Amortization of stock-based compensation	30,301	29,783
Equity in earnings of affiliated companies	(2,865)	(5,394)
Loss on extinguishment of debt	59,545	—
Deferred income taxes	13,262	30,191
Loss on investments, net	14,250	—
Other	7,415	4,464
Change in assets and liabilities, net of effects of acquired businesses:
Accounts receivable	(59,084)	335,455
Inventories	(255,820)	(117,674)
Accounts payable	(113,804)	(513,365)
Accrued expenses	(41,810)	(102,915)
Other assets and liabilities	(114,136)	(1,121)
Net cash provided by operating activities	1,779	140,705
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(3,628)	(68,946)
Acquisition of property, plant, and equipment	(149,597)	(126,341)
Proceeds from sale of property, plant, and equipment	24,433	—
Other	(2,467)	(12,000)
Net cash used for investing activities	(131,259)	(207,287)
Cash flows from financing activities:
Change in short-term and other borrowings	(14,423)	31,941
Proceeds from (repayments of) long-term bank borrowings, net	(82,766)	320,000
Proceeds from note offerings, net	987,144	—
Redemption of notes	(555,886)	—
Proceeds from exercise of stock options	21,423	16,686
Repurchases of common stock	(149,125)	(167,178)
Purchase of shares from noncontrolling interest	(23,350)	—
Other	(1,620)	(3,000)
Net cash provided by financing activities	181,397	198,449
Effect of exchange rate changes on cash	(1,898)	(20,542)
Net increase in cash and cash equivalents	50,019	111,325
Cash and cash equivalents at beginning of period	534,320	273,090
Cash and cash equivalents at end of period	$584,339	$384,415

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

Note B – Impact of Recently Issued Accounting Standards

In August 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU No. 2017-12"). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU No. 2017-12 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2017-12.

In May 2017, the FASB issued Accounting Standards Update No. 2017-09, Compensation - Stock Compensation (Topic 718) ("ASU No. 2017-09").  ASU No. 2017-09 clarifies which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Effective April 2, 2017, the company adopted the provisions of ASU No. 2017-09 on a prospective basis. The adoption of the provisions of ASU No. 2017-09 did not materially impact the company's consolidated financial position or results of operations.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. ASU No. 2017-07 is effective for the company in the first quarter of 2018 and is to be applied retrospectively for the presentation requirements and prospectively for the capitalization of the service cost component requirements. The adoption of the provisions of ASU No. 2017-07 is not expected to have a material impact on the company's consolidated financial position or results of operations.

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

Note C – Acquisitions

2017 Acquisitions

During the first nine months of 2017, the company acquired an additional 11.9% of the noncontrolling interest common shares of Data Modul AG for $23,350, increasing the company's ownership interest in Data Modul to 69.2%. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

2016 Acquisitions

During 2016, the company completed three acquisitions for $63,869, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2016 acquisitions on the consolidated results of operations of the company for the first nine months of 2016, as though the acquisitions occurred on January 1, 2016, was also not material.

Note D – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2016 (a)	$1,239,741	$1,152,479	$2,392,220
Acquisitions and related adjustments	(102)	6,251	6,149
Foreign currency translation adjustment	17,451	54,756	72,207
Balance as of September 30, 2017 (a)	$1,257,090	$1,213,486	$2,470,576

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,018,780 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $301,855 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of September 30, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	476,656	(274,847)	201,809
Developed technology	5 years	6,340	(2,973)	3,367
Amortizable trade name	5 years	2,409	(1,200)	1,209
		$586,405	$(279,020)	$307,385

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

During the third quarters of 2017 and 2016, the company recorded amortization expense related to identifiable intangible assets of $12,645 and $13,893, respectively.

During the first nine months of 2017 and 2016, the company recorded amortization expense related to identifiable intangible assets of $37,909 and $41,252, respectively.

Note E – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	September 30, 2017	December 31, 2016
Marubun/Arrow	$68,179	$65,237
Other	18,447	23,164
	$86,626	$88,401

The equity in earnings of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Marubun/Arrow	$1,886	$1,549	$5,168	$5,059
Other	(670)	(238)	(2,303)	335
	$1,216	$1,311	$2,865	$5,394

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At September 30, 2017, the company's pro-rata share of this debt was approximately $850. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2016. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note F – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 30, 2017	December 31, 2016
Accounts receivable	$7,124,677	$6,798,943
Allowances for doubtful accounts	(54,048)	(52,256)
Accounts receivable, net	$7,070,629	$6,746,687

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers.  As of September 30, 2017 and December 31, 2016,  the company has one customer with a combined note and accounts receivable balance of approximately $27,850 and $20,000, respectively.  The customer became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it will recover all amounts due; however, it is possible that it could incur a loss.

Note G – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 30, 2017	December 31, 2016
3.00% notes, due 2018	$299,643	$—
Other short-term borrowings	80,565	93,827
	$380,208	$93,827

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.7% and 2.4% at September 30, 2017 and December 31, 2016, respectively.

Long-term debt consists of the following:

	September 30, 2017	December 31, 2016
Revolving credit facility	$96,200	$—
Asset securitization program	255,000	460,000
6.875% senior debentures, due 2018	—	199,348
3.00% notes, due 2018	—	299,013
6.00% notes, due 2020	208,928	299,183
5.125% notes, due 2021	130,364	248,843
3.50% notes, due 2022	346,330	345,776
4.50% notes, due 2023	297,001	296,646
3.25% notes, due 2024	492,846	—
4.00% notes, due 2025	345,040	344,625
7.50% senior debentures, due 2027	109,673	198,514
3.875% notes, due 2028	493,449	—
Interest rate swaps designated as fair value hedges	180	152
Other obligations with various interest rates and due dates	27,949	4,234
	$2,802,960	$2,696,334

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The 7.50% senior debentures are not redeemable prior to their maturity.  The 3.00% notes, 6.00% notes, 5.125% notes, 3.50% notes, 4.50% notes, 3.25% notes, 4.00% notes, and 3.875% notes, notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	September 30, 2017	December 31, 2016
6.875% senior debentures, due 2018	$—	$212,500
3.00% notes, due 2018	301,500	303,500
6.00% notes, due 2020	226,500	325,500
5.125% notes, due 2021	140,500	265,500
3.50% notes, due 2022	358,000	349,500
4.50% notes, due 2023	318,500	305,500
3.25% notes, due 2024	494,000	—
4.00% notes, due 2025	357,500	345,000
7.50% senior debentures, due 2027	136,500	238,000
3.875% notes, due 2028	499,000	—

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at September 30, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.36% at September 30, 2017. The facility fee, which is based on the company's credit ratings, was .20% at September 30, 2017. The company had $96,200 in outstanding borrowings under the revolving credit facility at September 30, 2017. The company had no outstanding borrowings under the revolving credit facility at December 31, 2016.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at September 30, 2017 and December 31, 2016. The program had an effective interest rate of 1.74% for the third quarter of 2017.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910,000 under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 30, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.73% at September 30, 2017. The facility fee is .40%.

At September 30, 2017 and December 31, 2016, the company had $255,000 and $460,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,187,751 and $2,045,464, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

covenants as of September 30, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100,000 uncommitted line of credit. The company had no outstanding borrowings under the uncommitted line of credit at September 30, 2017 and December 31, 2016.

During June 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59,545 in the first nine months of 2017.

During September 2017, the company completed the sale of $500,000 principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493,810 are expected to be used to redeem the company's debt obligations and for general corporate purposes.

Interest and other financing expense, net, includes interest and dividend income of $8,121 and $23,487 for the third quarter and first nine months of 2017, respectively. Interest and other financing expense, net, includes interest and dividend income of $5,040 and $13,626 for the third quarter and first nine months of 2016, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 30, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents	Other assets	$854	$—	$—	$854
Available-for-sale securities	Other assets	45,112	—	—	45,112
Interest rate swaps	Other assets	—	180	—	180
Foreign exchange contracts	Other current assets	—	6,809	—	6,809
Foreign exchange contracts	Accrued expenses	—	(6,733)	—	(6,733)
Contingent consideration	Accrued expenses	—	—	(3,100)	(3,100)
		$45,966	$256	$(3,100)	$43,122

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

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note C and D). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

During the first nine months of 2017 and 2016, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

Available-For-Sale Securities

The company has an 8.4% equity ownership interest in Marubun Corporation ("Marubun") and a portfolio of mutual funds with quoted market prices, all of which are accounted for as available-for-sale securities.

The fair value of the company's available-for-sale securities is as follows:

	September 30, 2017		December 31, 2016
	Marubun	Mutual Funds	Marubun	Mutual Funds
Cost basis	$10,016	$17,743	$10,016	$18,097
Unrealized holding gain	7,763	9,590	3,806	5,996
Fair value	$17,779	$27,333	$13,822	$24,093

The unrealized holding gains on these investments are included in "Accumulated other comprehensive loss" in the shareholders' equity section in the company's consolidated balance sheets.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of September 30, 2017 and December 31, 2016, all outstanding interest rate swaps were designated as fair value hedges.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The terms of our outstanding interest rate swap contracts at September 30, 2017 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, British Pound, Taiwan Dollar, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on designated contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at September 30, 2017 and December 31, 2016 was $447,484 and $460,233, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales", "Selling, general, and administrative expenses", and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the third quarter and first nine months of 2017 and 2016.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Loss Recognized in Consolidated Net Income
Foreign exchange contracts	$(4,283)	$(2,394)	$(15,445)	$(1,873)
Interest rate swaps	(210)	(153)	(532)	(452)
Total	$(4,493)	$(2,547)	$(15,977)	$(2,325)
Loss Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(374)	$(55)	$(1,241)	$(588)
Interest rate swaps	$(3,619)	$—	$(4,672)	$—

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note I – Restructuring, Integration, and Other Charges

The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Restructuring and integration charges - current period actions	$12,050	$12,028	$34,296	$22,131
Restructuring and integration charges (credits) - actions taken in prior periods	250	(487)	6,348	3,474
Other charges	3,596	12,726	15,173	35,556
	$15,896	$24,267	$55,817	$61,161

2017 Restructuring and Integration Charges

The following table presents the components of the 2017 restructuring and integration charges and activity in the related restructuring and integration accrual for the first nine months of 2017:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$29,030	$4,222	$1,044	$34,296
Payments	(14,203)	(2,575)	(834)	(17,612)
Foreign currency translation	868	83	20	971
Balance as of September 30, 2017	$15,695	$1,730	$230	$17,655

These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2016 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first nine months of 2017 related to restructuring and integration actions taken in 2016:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2016	$11,694	$3,793	$316	$15,803
Restructuring and integration charges (credits)	6,422	(472)	(18)	5,932
Payments	(11,347)	(2,688)	(119)	(14,154)
Foreign currency translation	436	187	31	654
Balance as of September 30, 2017	$7,205	$820	$210	$8,235

Restructuring and Integration Accruals Related to Actions Taken Prior to 2016

Included in restructuring, integration, and other charges for the first nine months of 2017 are restructuring and integration charges of $416 related to restructuring and integration actions taken prior to 2016. The restructuring and integration charge (credits) includes adjustments to personnel costs of $773, facilities costs of $(337), and other costs of $(20). The restructuring and integration accruals at September 30, 2017 related to actions taken prior to 2016 of $3,558 include accruals for personnel costs of $2,560, accruals for facilities costs of $870, and accruals for other costs of $128.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $29,448 at September 30, 2017, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $25,460 relate to the termination of personnel that have scheduled payouts of $20,918 in 2017, $3,917 in 2018, $601 in 2019, and $24 in 2020.

•
The accruals for facilities totaling $3,420 relate to vacated leased properties that have scheduled payments of $2,297 in 2017, $507 in 2018, $112 in 2019, $108 in 2020, $104 in 2021, and $292 thereafter.

•	Other accruals of $568 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2017 are other expenses of $3,596 and $15,173, respectively. The other charge include acquisition related charges for the third quarter and first nine months of 2017 of $559 and $4,562, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. In the third quarter and first nine months of 2017, the company recorded a net loss on real estate transactions of $319 and $3,131, respectively, and incurred an additional expense of $65 and $2,013, respectively, to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (see Note L).

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2016 are other expenses of $12,726 and $35,556, respectively. Included in these other charges for the third quarter and first nine months of 2016 are expenses related to a fraud loss that the company recorded, net of insurance recoveries, of $507 and $4,449, respectively. The charges for the third quarter and first nine months of 2016 of $2,679 and $7,645, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. In the third quarter and first nine months of 2016, the company released a $2,376 legal reserve related to the Tekelec Matter and incurred an additional expense of $11,744 to increase its accrual for the Wyle environmental obligation (see Note L). During 2016, the company adopted an amendment to its Wyle defined benefit plan and incurred a settlement expense of $12,211 during the third quarter and first nine months of 2016.

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

Note J – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income attributable to shareholders	$134,630	$117,727	$348,077	$358,232
Weighted-average shares outstanding - basic	88,453	90,937	88,870	91,412
Net effect of various dilutive stock-based compensation awards	1,087	1,001	1,066	1,075
Weighted-average shares outstanding - diluted	89,540	91,938	89,936	92,487
Net income per share:
Basic	$1.52	$1.29	$3.92	$3.92
Diluted (a)	$1.50	$1.28	$3.87	$3.87

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Stock-based compensation awards for the issuance of 396 and 363 shares for the third quarter and first nine months of 2017 and 824 and 821 shares for the third quarter and first nine months 2016, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

Note K – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$57,988	$15,822	$227,928	$35,610
Amounts reclassified into income	(4,241)	46	(6,888)	1,137
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	1,357	1,273	4,639	(2,408)
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	(2,223)	—	(2,870)	—
Amounts reclassified into income	130	94	327	278
Employee Benefit Plan Items, Net:
Other comprehensive income (loss) before reclassifications	(51)	25	(94)	97
Amounts reclassified into income (loss)	543	789	1,497	5,481
Net change in Accumulated other comprehensive income (loss)	$53,503	$18,049	$224,539	$40,195

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(11,193) and $(50,512) for the third quarter and first nine months of 2017 and $(9,273) and $(38,092) for the third quarter and first nine months of 2016, respectively.

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of September 30, 2017:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$400,000	$—
December 2016	400,000	16,081	383,919
Total	$800,000	$416,081	$383,919

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater continues at the site. Under the direction of the ADEM, approximately $5,900 was spent to date. The pace of the ongoing remedial investigations, project management, and regulatory oversight is likely to increase somewhat and, though the complete scope of the activities is not yet known, the company currently estimates additional investigative and related expenditures at the site of approximately $300 to $600. The nature and scope of both feasibility studies and subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,400 and $10,000.

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

Approximately $55,800 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $19,000 to $29,800. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales and operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Sales:
Global components	$4,864,361	$3,904,447	$13,385,514	$11,413,348
Global ECS	2,089,379	2,031,645	5,793,124	5,969,022
Consolidated	$6,953,740	$5,936,092	$19,178,638	$17,382,370
Operating income (loss):
Global components	$212,993	$175,507	$583,690	$524,662
Global ECS	94,797	96,181	282,379	283,792
Corporate (a)	(71,798)	(73,004)	(208,533)	(204,814)
Consolidated	$235,992	$198,684	$657,536	$603,640

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

(a)
Includes restructuring, integration, and other charges of $15,896 and $55,817 for the third quarter and first nine months of 2017 and $24,267 and $61,161 for the third quarter and first nine months of 2016, respectively.

Total assets, by segment, are as follows:

	September 30, 2017	December 31, 2016
Global components	$9,674,716	$8,360,926
Global ECS	4,590,887	5,053,172
Corporate	791,363	792,268
Consolidated	$15,056,966	$14,206,366

Sales, by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Americas (b)	$3,217,537	$2,897,810	$8,829,813	$8,327,845
EMEA (c)	1,886,440	1,548,067	5,406,330	4,990,973
Asia/Pacific	1,849,763	1,490,215	4,942,495	4,063,552
Consolidated	$6,953,740	$5,936,092	$19,178,638	$17,382,370

(b)
Includes sales related to the United States of $2,959,857 and $8,060,819 for the third quarter and first nine months of 2017 and $2,677,954 and $7,665,313 for the third quarter and first nine months of 2016, respectively.

(c)	Defined as Europe, the Middle East, and Africa.

Net property, plant, and equipment, by geographic area, is as follows:

	September 30, 2017	December 31, 2016
Americas (d)	$671,668	$631,386
EMEA	104,028	90,834
Asia/Pacific	39,683	34,079
Consolidated	$815,379	$756,299

(d)	Includes net property, plant, and equipment related to the United States of $666,511 and $626,964 at September 30, 2017 and December 31, 2016, respectively.

Note N – Subsequent Event

In October 2017, the company entered into a settlement for a portion of its Wyle defined benefit plan. Participants will receive benefits through an insurance annuity contract. The company expects to recognize a settlement expense during the fourth quarter of 2017.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers through its global ECS business segment. For the first nine months of 2017, approximately 70% of the company's sales were from the global components business segment and approximately 30% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2017 increased by 17.1% and 10.3%, respectively, compared with the year-earlier period. The increase for the third quarter of 2017 was driven by an increase in the global components business segment sales of 24.6% and an increase in the global ECS business segment sales of 2.8%. The increase for the first nine months of 2017 was driven by an increase in the global components business segment sales of 17.3% offset by a decrease in the global ECS business segment sales of 2.9%. Adjusted for the change in foreign currencies and acquisitions, consolidated sales increased 15.5% and 10.3% for the third quarter and first nine months, respectively, of 2017 compared with the year-earlier period.

Net income attributable to shareholders increased to $134.6 million and decreased to $348.1 million in the third quarter and first nine months of 2017, respectively, compared to $117.7 million and $358.2 million, in the year-earlier periods. The following items impacted the comparability of the company's results:

Third quarters of 2017 and 2016:

•	loss on extinguishment of debt of $0.8 million in 2017;

•	restructuring, integration, and other charges of $15.9 million in 2017 and $24.3 million in 2016;

•	identifiable intangible asset amortization of $12.6 million in 2017 and $13.9 million in 2016; and

•	loss on investment, net, of $15.0 million in 2017

First nine months of 2017 and 2016:

•	loss on extinguishment of debt of $59.5 million in 2017;

•	restructuring, integration, and other charges of $55.8 million in 2017 and $61.2 million in 2016;

•	identifiable intangible asset amortization of $37.9 million in 2017 and $41.3 million in 2016; and

•	loss on investment,net, of $14.3 million in 2017

Excluding the aforementioned items, net income attributable to shareholders for the third quarter and first nine months of 2017 increased to $162.9 million and $455.3 million, respectively, compared with $143.1 million and $428.1 million in the year-earlier periods.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, loss on extinguishment of debt, loss on investment, and other charges.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Consolidated sales, as reported	$6,954	$5,936	17.1%	$19,179	$17,382	10.3%
Impact of changes in foreign currencies	—	83		—	(47)
Impact of acquisitions	—	1		—	48
Consolidated sales, as adjusted	$6,954	$6,020	15.5%	$19,179	$17,383	10.3%

Global components sales, as reported	$4,864	$3,904	24.6%	$13,386	$11,413	17.3%
Impact of changes in foreign currencies	—	56		—	(13)
Impact of acquisitions	—	1		—	10
Global components sales, as adjusted	$4,864	$3,961	22.8%	$13,386	$11,410	17.3%

Global ECS sales, as reported	$2,089	$2,032	2.8%	$5,793	$5,969	(2.9)%
Impact of changes in foreign currencies	—	27		—	(34)
Impact of acquisitions	—	—		—	38
Global ECS sales, as adjusted	$2,089	$2,059	1.5%	$5,793	$5,973	(3.0)%

Consolidated sales for the third quarter and first nine months of 2017 increased by $1.02 billion, or 17.1%, and $1.80 billion, or 10.3%, respectively, compared with the year-earlier period. The increase for the third quarter of 2017 was driven by an increase in global components business segment sales of $959.9 million, or 24.6%, and an increase in global ECS business segment sales of $57.7 million, or 2.8%. The increase for the first nine months of 2017 was driven by an increase in global components business segment sales of $1.97 billion, or 17.3%, offset by a decrease in global ECS business segment sales of $175.9 million, or 2.9%. Adjusted for the impact of changes in foreign currencies and acquisitions, consolidated sales increased 15.5% and 10.3% for the third quarter and first nine months of 2017, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter and first nine months of 2017 increased $959.9 million, or 24.6%, and $1.97 billion, or 17.3%, respectively, compared with the year-earlier periods, with over 20% sales growth across all regions for the third quarter of 2017. The increase for the third quarter and the first nine months is attributable to suppliers awarding additional business to the company. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 22.8% and 17.3% for the third quarter and first nine months of 2017, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2017 increased $57.7 million, or 2.8%, and decreased $175.9 million, or 2.9%, respectively, compared with the year-earlier period. The increase for third quarter sales relates primarily to the increased demand in the EMEA region. The decrease for first nine months relates primarily to decreased demand in the Americas regions. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global ECS business segment sales increased 1.5% and decreased 3.0% for the third quarter and first nine months of 2017, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Consolidated gross profit, as reported	$843	$773	9.1%	$2,427	$2,321	4.6%
Impact of changes in foreign currencies	—	12		—	(9)
Impact of acquisitions	—	1		—	13
Consolidated gross profit, as adjusted	$843	$786	7.3%	$2,427	$2,325	4.4%
Consolidated gross profit as a percentage of sales, as reported	12.1%	13.0%	(90) bps	12.7%	13.4%	(70) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.1%	13.1%	(100) bps	12.7%	13.4%	(70) bps

The company recorded gross profit of $843.4 million and $2.43 billion in the third quarter and first nine months of 2017, respectively, compared with $773.2 million and $2.32 billion in the year-earlier periods. The increase in gross profit was primarily due to increased demand and supplier awards in the components business. Gross profit margins in the third quarter and first nine months of 2017 decreased by approximately 90 bps and 70 bps, respectively, compared with the year-earlier periods primarily due to an increase in lower margin distribution services.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Selling, general, and administrative expenses, as reported	$553	$510	8.4%	$1,601	$1,535	4.3%
Depreciation and amortization, as reported	39	40	(4.0)%	113	122	(6.9)%
Operating expenses, as reported*	591	550	7.5%	1,714	1,656	3.5%
Impact of changes in foreign currencies	—	8		—	(7)
Impact of acquisitions	—	1		—	9
Operating expenses, as adjusted*	$591	$559	5.8%	$1,714	$1,658	3.4%
Operating expenses as a percentage of sales, as reported	8.5%	9.3%	(80) bps	8.9%	9.5%	(60) bps
Operating expenses as a percentage of sales, as adjusted	8.5%	9.3%	(80) bps	8.9%	9.5%	(60) bps

* The sum of the components for consolidated operating expenses as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $42.9 million, or 8.4%, and $66.2 million, or 4.3%, in the third quarter and first nine months of 2017, respectively, on a sales increase of 17.1% and 10.3% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 8.0% and 8.3% for the third quarter and first nine months of 2017, respectively, compared with 8.6% and 8.8% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 6.5% and 6.6% for the third quarter and first nine months of 2017, respectively, compared with 7.3% in both of the prior year periods. Included in depreciation and amortization expense is identifiable intangible asset amortization of $12.6 million and $37.9 million for the third quarter and first nine months of 2017, respectively, compared to $13.9 million and $41.3 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies and acquisitions, operating expenses increased 5.8% and 3.4% for the third quarter and first nine months of 2017, respectively, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2017 Charges

The company recorded restructuring, integration, and other charges of $15.9 million and $55.8 million for the third quarter and first nine months of 2017, respectively. For the third quarter and first nine months of 2017, restructuring and integration charges of $12.1 million and $34.3 million, respectively, related to initiatives taken by the company during 2017 to improve operating efficiencies and $0.6 million and $4.6 million, respectively, of acquisition-related expenses. In the third quarter and first nine months of 2017, the company recorded a net loss on real estate transactions of $0.3 million and $3.1 million, respectively, and incurred an additional expense of $0.1 million and $2.0 million, respectively, to increase its accrual for the Wyle environmental obligation.

The restructuring and integration charge of $12.1 million and $34.3 million for the third quarter and first nine months of 2017, respectively, includes personnel costs of $10.4 million and $29.0 million. Also included therein for both the third quarter and first nine months of 2017, respectively, are facilities costs of $1.3 million and $4.2 million and other costs of $0.4 million and $1.0 million.

2016 Charges

The company recorded restructuring, integration, and other charges of $24.3 million and $61.2 million for the third quarter and first nine months of 2016, respectively. For the third quarter and first nine months of 2016, restructuring and integration charges of $12.0 million and $22.1 million, respectively, related to initiatives taken by the company to improve operating efficiencies. For the first nine months of 2016, the company recorded a fraud loss, net of insurance recoveries, of $4.4 million. Also included in the third quarter and first nine months of 2016 are acquisition-related expenses of $2.7 million and $7.6 million, respectively, and a pension settlement charge of $12.2 million for both the third quarter and first nine months of 2016. In the third quarter and first nine months of 2016, the company released a $2.4 million legal reserve related to the Tekelec Matter and incurred an additional expense of $11.7 million to increase its accrual for the Wyle environmental obligation.

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

As of September 30, 2017, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note I, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	September 30, 2017	October 1, 2016	% Change	September 30, 2017	October 1, 2016	% Change
Consolidated operating income, as reported	$236	$199	18.8%	$658	$604	8.9%
Identifiable intangible asset amortization	13	14		38	41
Restructuring, integration, and other charges	16	24		56	61
Consolidated operating income, as adjusted*	$265	$237	11.7%	$751	$706	6.4%
Consolidated operating income as a percentage of sales, as reported	3.4%	3.3%	10 bps	3.4%	3.5%	(10) bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	3.8%	4.0%	(20) bps	3.9%	4.1%	(20) bps

* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $236.0 million, or 3.4% of sales, and $657.5 million, or 3.4% of sales, in the third quarter and first nine months of 2017, respectively, compared with operating income of $198.7 million, or 3.3% of sales, and $603.6 million, or 3.5% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization and restructuring, integration, and other charges, operating income, as adjusted, was $264.5 million, or 3.8% of sales, and $751.3 million, or 3.9% of sales, in the third quarter and first nine months of 2017, respectively, compared with operating income, as adjusted, of $236.8 million, or 4.0% of sales, and $706.1 million, or 4.1% of sales, in the year-earlier periods. Operating income, as adjusted, increased 11.7% and 6.4 % for the third quarter and first nine months of 2017, respectively, compared with the year-earlier periods, on a sales increase of 17.1% and 10.3%, respectively, compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, decreased 20 bps for both the third quarter and first nine months of 2017, respectively, compared with the year-earlier periods, due primarily to increased sales in low margin global components businesses and decreased demand in the global ECS business, largely offset by the company's ability to efficiently manage operating costs.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $39.7 million and $120.2 million for the third quarter and first nine months of 2017, respectively, compared with $37.2 million and $111.8 million in the year-earlier periods. The increase for the third quarter and first nine months of 2017 was primarily due to higher average debt outstanding and an increase in variable interest rates, offset partially by increased interest income.

Other

During the third quarter and first nine months of 2017, the company recorded a loss on investment of $15.0 million related to a full impairment of a cost method investment.

Income Tax

Income taxes for the interim periods presented have been included in the accompanying consolidated financial statements on the basis of an estimated annual effective tax rate. The determination of the consolidated provision for income taxes requires management to make certain judgments and estimates. Changes in the estimated level of annual pre-tax earnings, tax laws, and changes resulting from tax audits can affect the overall effective income tax rate, which impacts the level of income tax expense and net income. Judgments and estimates related to the company’s projections and assumptions are inherently uncertain; therefore, actual results could differ from projections.

For the third quarter and first nine months of 2017, the company recorded a provision for income taxes of $46.2 million, an effective tax rate of 25.4%, and $115.0 million, an effective tax rate of 24.7%, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2017 were impacted by the previously discussed restructuring, integration, and other charges including, among other things, identifiable intangible asset amortization, loss on extinguishment of debt, and loss on sale of investment. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2017 was 27.5% and 27.6%, respectively.

For the third quarter and first nine months of 2016, the company recorded a provision for income taxes of $44.9 million, an effective tax rate of 27.6% and $137.4 million, an effective tax rate of 27.6%, respectively.  The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2016 were impacted by the previously discussed restructuring, integration, and other charges and identifiable intangible asset amortization. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2016 was 28.5% and 28.2%, respectively.

The effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the foreign taxing jurisdictions in which the company and its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 27.6% for the third quarter of 2016 to 25.4% for the third quarter of 2017 is primarily driven by an increase in the taxable income in lower tax jurisdictions and discrete items.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 30, 2017	October 1, 2016	September 30, 2017	October 1, 2016
Net income attributable to shareholders, as reported	$135	$118	$348	$358
Identifiable intangible asset amortization*	12	13	37	40
Restructuring, integration, and other charges	16	24	56	61
Loss on extinguishment of debt	1	—	60	—
Loss on investment	15	—	14	—
Tax effect of adjustments above	(16)	(12)	(60)	(31)
Net income attributable to shareholders, as adjusted	$163	$143	$455	$428

* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest

The company recorded net income attributable to shareholders of $134.6 million and $348.1 million in the third quarter and first nine months of 2017, respectively, compared with $117.7 million and $358.2 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $162.9 million and $455.3 million for the third quarter and first nine months of 2017, respectively, compared with $143.1 million and $428.1 million in the year-earlier periods.

Liquidity and Capital Resources

At September 30, 2017 and December 31, 2016, the company had cash and cash equivalents of $584.3 million and $534.3 million, respectively, of which $319.5 million and $320.0 million, respectively, were held outside the United States.  Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, it would be required to record and pay significant United States income taxes to repatriate these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to pay vendors and conduct operations throughout the global organization.

During the first nine months of 2017, the net amount of cash provided by the company's operating activities was $1.8 million, the net amount of cash used for investing activities was $131.3 million, and the net amount of cash provided by financing activities was $181.4 million.  The effect of exchange rate changes on cash was a decrease of $1.9 million.

During the first nine months of 2016, the net amount of cash provided by the company's operating activities was $140.7 million, the net amount of cash used for investing activities was $207.3 million, and the net amount of cash provided by financing activities was $198.4 million.  The effect of exchange rate changes on cash was a decrease of $20.5 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 68.0% at September 30, 2017 and 67.6% at December 31, 2016.

The net amount of cash provided by the company's operating activities during the first nine months of 2017 was $1.8 million and was primarily due to an an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital.

The net amount of cash provided by the company's operating activities during the first nine months of 2016 was $140.7 million and was primarily due to earnings from operations, adjusted for non-cash items, offset, in part, by an increase in working capital to support the increase in sales.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 17.4% in the third quarter of 2017 compared with 16.3% in the third quarter of 2016.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2017 was $131.3 million. The use of cash from investing activities included $149.6 million for capital expenditures. The sources of cash from investing activities included $24.4 million of proceeds from the sale of buildings. Included in capital expenditures for the first nine months of 2017 is $44.6 million related to the company's global enterprise resource planning ("ERP") initiative.

The net amount of cash used for investing activities during the first nine months of 2016 was $207.3 million. The uses of cash from investing activities included $68.9 million of cash consideration paid, net of cash acquired, for the acquisition of three businesses and $126.3 million for capital expenditures. Included in capital expenditures for the third quarter of 2016 is $45.6 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2017 was $181.4 million. The uses of cash from financing activities included $555.9 million of payments for the redemption of notes, $149.1 million of repurchases of common stock, $14.4 million and $82.8 million of net payments from short-term and long-term bank borrowings, respectively, and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities during the third quarter of 2017 were $987.1 million of net proceeds from note offerings and $21.4 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during the first nine months of 2016 was $198.4 million. The uses of cash from financing activities included $167.2 million of repurchases of common stock and $3.0 million of other acquisition related payments. The sources of cash from financing activities during the third quarter of 2016 were $31.9 million and $320.0 million of net proceeds from short-term and long-term bank borrowings, respectively, and $16.7 million of proceeds from the exercise of stock options.

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at September 30, 2017), which is based on the company's credit ratings, or an effective interest rate of 2.36% at September 30, 2017. The facility fee, which is based on the company's credit ratings, was .20% at September 30, 2017. The company had $96.2 million in outstanding borrowings under the revolving credit facility at September 30, 2017. There were no outstanding borrowings under the revolving credit facility at December 31, 2016. During the first nine months of 2017 and 2016, the average daily balance outstanding under the revolving credit facility was $18.9 million and $6.8 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at September 30, 2017 and December 31, 2016. During the first nine months of 2017 and 2016, the average daily balance outstanding under the commercial paper program was $613.5 million and $261.4 million, respectively.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910.0 million under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at September 30, 2017), which is based on the company's credit ratings, or an effective interest rate of 1.73% at September 30, 2017.  The facility fee is .40%. The company had $255.0 million and $460.0 million in outstanding borrowings under the asset securitization program at September 30, 2017 and December 31, 2016, respectively.  During the first nine months of 2017 and 2016, the average daily balance outstanding under the asset securitization program was $714.7 million and $616.8 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 30, 2017 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. The company had no outstanding borrowings under the uncommitted line of credit at September 30, 2017 and December 31, 2016. During the first nine months of 2017 and 2016, the average daily balance outstanding under the uncommitted line of credit was $6.8 million and $27.9 million, respectively.

During June 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59.5 million in the first nine months of 2017.

During September 2017, the company completed the sale of $500.0 million principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493.8 million are expected to be used to redeem the company's debt obligations and for general corporate purposes.

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

•
During the second quarter of 2017, the company redeemed $200.0 million of the company's 6.875% senior debenture due June 2018 and refinanced $90.6 million of the 6.00% notes due April 2020, $119.1 million of the 5.125% notes due March 2021, and $89.6 million of the 7.50% notes due January 2027; and

•	During the third quarter of 2017, the company completed the sale of $500.0 million principal amount of 3.25% notes due in 2024.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of September 30, 2017 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
September 2015	$400,000	$400,000	$—
December 2016	400,000	16,081	383,919
Total	$800,000	$416,081	$383,919

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

There were no significant changes during the first nine months of 2017 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2016.

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

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 30, 2017 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In September 2015 and December 2016, the company's Board approved a repurchase of up to $400 million of the company's common stock.

The following table shows the share-repurchase activity for the quarter ended September 30, 2017:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
July 2 through July 29, 2017	—	$—	—	$408,913,216
July 30 through August 26, 2017	173,548	75.84	171,500	395,919,107
August 27 through September 30, 2017	157,864	77.92	154,090	383,919,118
Total	331,412		325,590

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended September 30, 2017 is 5,822 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	November 2, 2017	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer