Form 10-Q
period 2018-03-31
ARROW ELECTRONICS INC
filed 2018-05-03
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ☐   No ☒

There were 87,619,244 shares of Common Stock outstanding as of April 30, 2018.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended
	March 31, 2018	April 1, 2017
		(Adjusted)
Sales	$6,875,613	$5,736,780
Cost of sales	6,006,669	4,975,583
Gross profit	868,944	761,197
Operating expenses:
Selling, general, and administrative expenses	562,969	515,526
Depreciation and amortization	47,247	37,141
Loss on disposition of businesses, net	1,562	—
Restructuring, integration, and other charges	21,171	15,505
	632,949	568,172
Operating income	235,995	193,025
Equity in earnings (losses) of affiliated companies	(673)	925
Gain (loss) on investments, net	(2,452)	1,982
Post-retirement expense	1,231	1,800
Interest and other financing expense, net	45,179	38,249
Income before income taxes	186,460	155,883
Provision for income taxes	46,590	39,564
Consolidated net income	139,870	116,319
Noncontrolling interests	776	1,582
Net income attributable to shareholders	$139,094	$114,737
Net income per share:
Basic	$1.58	$1.29
Diluted	$1.56	$1.27
Weighted-average shares outstanding:
Basic	87,955	89,262
Diluted	89,035	90,541

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended
	March 31, 2018	April 1, 2017
		(Adjusted)
Consolidated net income	$139,870	$116,319
Other comprehensive income:
Foreign currency translation adjustment and other	44,969	36,833
Unrealized gain on investment securities, net	—	1,728
Unrealized gain on interest rate swaps designated as cash flow hedges, net	228	97
Employee benefit plan items, net	282	406
Other comprehensive income	45,479	39,064
Comprehensive income	185,349	155,383
Less: Comprehensive income attributable to noncontrolling interests	523	2,169
Comprehensive income attributable to shareholders	$184,826	$153,214

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	March 31, 2018	December 31, 2017
		(Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$548,644	$730,083
Accounts receivable, net	7,378,453	8,125,588
Inventories	3,572,714	3,302,518
Other current assets	267,402	256,028
Total current assets	11,767,213	12,414,217
Property, plant, and equipment, at cost:
Land	13,288	12,866
Buildings and improvements	163,901	160,664
Machinery and equipment	1,362,693	1,330,730
	1,539,882	1,504,260
Less: Accumulated depreciation and amortization	(690,015)	(665,785)
Property, plant, and equipment, net	849,867	838,475
Investments in affiliated companies	88,166	88,347
Intangible assets, net	348,378	286,215
Goodwill	2,703,542	2,470,047
Other assets	367,639	361,966
Total assets	$16,124,805	$16,459,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,110,752	$6,756,830
Accrued expenses	806,122	841,675
Short-term borrowings, including current portion of long-term debt	38,220	356,806
Total current liabilities	6,955,094	7,955,311
Long-term debt	3,533,050	2,933,045
Other liabilities	487,847	572,971
Commitments and contingencies (Note M)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2018 and 2017
Issued - 125,424 shares in both 2018 and 2017	125,424	125,424
Capital in excess of par value	1,105,108	1,114,167
Treasury stock (37,804 and 37,733 shares in 2018 and 2017, respectively), at cost	(1,787,653)	(1,762,239)
Retained earnings	5,758,234	5,596,786
Accumulated other comprehensive loss	(101,505)	(124,883)
Total shareholders' equity	5,099,608	4,949,255
Noncontrolling interests	49,206	48,685
Total equity	5,148,814	4,997,940
Total liabilities and equity	$16,124,805	$16,459,267

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2018	April 1, 2017
		(Adjusted)
Cash flows from operating activities:
Consolidated net income	$139,870	$116,319
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	47,247	37,141
Amortization of stock-based compensation	12,994	11,575
Equity in (earnings) losses of affiliated companies	673	(925)
Deferred income taxes	(2,818)	13,938
Other	5,917	1,445
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	789,843	948,621
Inventories	(260,620)	(38,185)
Accounts payable	(691,818)	(982,355)
Accrued expenses	(22,087)	(93,865)
Other assets and liabilities	(94,278)	(34,599)
Net cash used for operating activities	(75,077)	(20,890)
Cash flows from investing activities:
Cash consideration paid for acquired businesses	(331,467)	—
Proceeds from disposition of businesses	34,291	—
Acquisition of property, plant, and equipment	(34,735)	(62,118)
Proceeds from sale of property, plant, and equipment	—	7,886
Other	(4,500)	—
Net cash used for investing activities	(336,411)	(54,232)
Cash flows from financing activities:
Change in short-term and other borrowings	(18,382)	76,402
Proceeds from long-term bank borrowings, net	601,386	62,500
Redemption of notes	(300,000)	—
Proceeds from exercise of stock options	4,992	17,259
Repurchases of common stock	(52,513)	(68,847)
Purchase of shares from noncontrolling interest	—	(23,350)
Net cash provided by financing activities	235,483	63,964
Effect of exchange rate changes on cash	(5,434)	(1,600)
Net decrease in cash and cash equivalents	(181,439)	(12,758)
Cash and cash equivalents at beginning of period	730,083	534,320
Cash and cash equivalents at end of period	$548,644	$521,562

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

These consolidated financial statements do not include all of the information or notes necessary for a complete presentation and, accordingly, should be read in conjunction with the company's audited consolidated financial statements and accompanying notes for the year ended December 31, 2017, as filed in the company's Annual Report on Form 10-K.

Quarter End

The company operates on a quarterly calendar that closes on the Saturday closest to the end of the calendar quarter.

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation (See Note B). These reclassifications are included in the footnote tables for the quarter ended March 31, 2018.

Note B – Impact of Recently Issued Accounting Standards

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU No. 2018-02"). ASU No. 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period that is impacted by U.S. federal government tax legislation enacted in 2017 (the "Tax Act"). Effective January 1, 2018, the company adopted the provisions of ASU No. 2018-02 on a prospective basis as an adjustment to retained earnings of $4,116.

In August 2017, the FASB issued Accounting Standards Update No. 2017-12, Derivatives and Hedging (Topic 815) ("ASU No. 2017-12"). ASU No. 2017-12 simplifies certain aspects of hedge accounting and results in a more accurate portrayal of the economics of an entity’s risk management activities in its financial statements. ASU No. 2017-12 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied on a modified retrospective basis. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2017-12.

In March 2017, the FASB issued Accounting Standards Update No. 2017-07, Compensation - Retirement Benefits (Topic 715) ("ASU No. 2017-07"). ASU No. 2017-07 requires that the service cost component of pension expense be included in the same line item as other compensation costs arising from services rendered by employees, with the other components of pension expense being classified outside of a subtotal of income from operations. Effective January 1, 2018, the company adopted the provisions of ASU No. 2017-07 on a retrospective basis for the presentation requirements.

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

In January 2016, the FASB issued Accounting Standards Update No. 2016-01, Financial Instruments - Recognition and Measurement of Financial Assets and Financial Liabilities (Topic 825) ("ASU No. 2016-01"). ASU No. 2016-01 revises the classification and measurement of investments in certain equity investments and the presentation of certain fair value changes for certain financial liabilities measured at fair value. ASU No. 2016-01 requires the change in fair value of many equity investments to be recognized in net income. Effective January 1, 2018, the company adopted the provisions of ASU No. 2016-01 on a prospective basis as an adjustment to retained earnings of $18,238.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes all existing revenue recognition guidance. Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. In March, April, May, and December 2016, the FASB issued ASU No. 2016-08, Revenue from Contracts with Customers: Principal versus Agent Considerations (Reporting Revenue Gross versus Net) ("ASU No. 2016-08"); ASU No. 2016-10, Revenue from Contracts with Customers: Identifying Performance Obligations and Licensing ("ASU No. 2016-10"); ASU No. 2016-12, Revenue from Contracts with Customers: Narrow-Scope Improvements and Practical Expedients ("ASU No. 2016-12"); and ASU No. 2016-19, Technical Corrections and Improvements ("ASU No. 2016-19"), respectively. ASU No. 2016-08, ASU No. 2016-10, ASU No. 2016-12, and ASU No. 2016-19 provide supplemental adoption guidance and clarification to ASU No. 2014-09, and must be adopted concurrently with the adoption of ASU No. 2014-09, cumulatively referred to as "Topic 606".

On January 1, 2018, the company adopted Topic 606 applying the full retrospective method. The primary impact of adoption relates to the application of gross versus net indicators and the determination of whether goods and services are distinct. In addition, the company is deferring certain revenue due to the determination of when transfer of control occurs. The deferrals are expected to be recognized within a year of the transaction date.

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications.

	Quarter Ended April 1, 2017
	As Previously Reported	Adjustments**	Adjusted for New Standards
Sales	$5,759,552	$(22,772)	$5,736,780
Cost of sales	4,999,665	(24,082)	4,975,583
Gross profit	759,887	1,310	761,197
Operating expenses:
Selling, general, and administrative expenses	515,519	7	515,526
Depreciation and amortization	37,141	—	37,141
Restructuring, integration, and other charges	15,505	—	15,505
	568,165	7	568,172
Operating income	191,722	1,303	193,025
Equity in earnings of affiliated companies	925	—	925
Gain (loss) on investments, net	—	1,982	1,982
Post-retirement expense	—	1,800	1,800
Interest and other financing expense, net	38,073	176	38,249
Income before income taxes	154,574	1,309	155,883
Provision for income taxes	39,224	340	39,564
Consolidated net income	115,350	969	116,319
Noncontrolling interests	1,582	—	1,582
Net income attributable to shareholders	$113,768	$969	$114,737
Net income per share:
Basic*	$1.27	$0.01	$1.29
Diluted*	$1.26	$0.01	$1.27
* The sum of the as previously reported and as adjusted may not agree to totals, as presented, due to rounding.
** Topic 606 impacted sales and cost of sales. ASU 2017-07 and other reclassifications impacted operating and non-operating expenses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications for 2017.

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter		Year to Date
	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards	As Previously Reported	Adjusted for New Standards
2017
Sales	$5,759,552	$5,736,780	$6,465,346	$6,422,226	$6,953,740	$6,856,108	$7,633,870	$7,539,449	$26,812,508	$26,554,563
Cost of sales	4,999,665	4,975,583	5,641,380	5,598,202	6,110,382	6,013,541	6,703,742	6,610,269	23,455,169	23,197,595
Operating income	191,722	193,025	229,822	230,446	235,992	235,441	270,914	286,824	928,450	945,736
Net income attributable to shareholders	$113,768	$114,737	$99,679	$99,722	$134,630	$134,064	$53,885	$53,653	$401,962	$402,176

Operating income for the fourth quarter of 2017 was impacted by a reclassification of pension settlement expense of $16,706 due to the implementation of ASU No. 2017-07. The settlement expense was moved to "post-retirement expense", which is classified as non-operating on the statement of operations.

Note C – Significant Accounting Policies

Except for the changes below, no material changes have been made to the company's significant accounting policies disclosed in Note 1, Summary of Significant Accounting Policies, in its Annual Report on Form 10-K, filed on February 6, 2018, for the year ended December 31, 2017.

Revenue Recognition

Revenue is recognized at the point at which control of the underlying goods or services are transferred to the customer, which included determining whether goods and services are distinct and separate performance obligations, which may require significant judgment. Satisfaction of the company’s performance obligations occur upon the transfer of control of goods or services, either from the company’s facilities or directly from suppliers to customers. The company considers customer purchase orders, which in some cases are governed by master agreements, to be the contracts with a customer. All revenue is generated from contracts with customers.

In determining the transaction price, the company evaluates whether the price is subject to refund or adjustment to determine the net consideration to which the company expects to receive. The amount of consideration received and revenue recognized by the company vary due to contractually defined incentives and return rights that are held by customers. These adjustments are made in the same period as the underlying transactions.

Investments

The change in fair value of equity investments, for which the company does not possess the ability to exercise significant influence, are recognized in net income. The fair value of these equity investments are based upon readily determinable fair values (Note I).

Note D – Acquisitions

2018 Acquisitions

On January 8, 2018, the company acquired eInfochips for a purchase price of $327,532, which included $14,769 of cash acquired. eInfochips services customers at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models. eInfochips is recorded in the company's global components business segment.

Since the date of the acquisition, eInfochips sales of $19,586 were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The purchase price allocation is preliminary and subject to adjustment based on our final assessment of fair value of the acquired assets and liabilities. The items with the highest likelihood of changing upon finalization of the valuation include goodwill, intangibles, and deferred taxes. The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the eInfochips acquisition:

Accounts receivable, net	$14,162
Inventories	1,512
Property, plant, and equipment	8,114
Other assets	24,021
Identifiable intangible assets	71,710
Goodwill	202,267
Accounts payable	(517)
Accrued expenses	(6,909)
Other liabilities	(1,597)
Cash consideration paid, net of cash acquired	$312,763

In connection with the eInfochips acquisition, the company allocated $71,710 to customer relationships with a weighted-average life of 9 years.

The goodwill related to the eInfochips acquisition was recorded in the company's global components business segment.

During the first quarter of 2018, the company completed one additional acquisition with a purchase price of approximately $18,704, net of cash acquired. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the first quarter of 2017, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2018 acquisitions occurred on January 1, 2017:

	As Reported	Pro Forma
Sales	$5,736,780	$5,774,079
Net income attributable to shareholders	114,737	115,222
Net income per share:
Basic	$1.29	$1.29
Diluted	$1.27	$1.27

2017 Acquisitions

During 2017, the company acquired an additional 11.9% of the noncontrolling interest common shares of Data Modul AG for $23,350, increasing the company's ownership interest in Data Modul to 69.2%. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. In addition, the company completed two acquisitions for $3.628, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2017 acquisitions on the consolidated results of operations of the company for 2017, as though the acquisitions occurred on January 1, 2017, was also not material.

Note E – Goodwill and Intangible Assets

Goodwill represents the excess of the cost of an acquisition over the fair value of the net assets acquired. The company tests goodwill and other indefinite-lived intangible assets for impairment annually as of the first day of the fourth quarter, or more frequently if indicators of potential impairment exist.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2017 (a)	$1,264,869	$1,205,178	$2,470,047
Acquisitions and related adjustments	202,267	14,201	216,468
Foreign currency translation adjustment	4,565	12,462	17,027
Balance as of March 31, 2018 (a)	$1,471,701	$1,231,841	$2,703,542

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,026,702 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $309,777 was recorded in the global ECS business segment.

Intangible assets, net, are comprised of the following as of March 31, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	454,492	(211,062)	243,430
Developed technology	5 years	6,340	(3,360)	2,980
Amortizable trade name	5 years	2,409	(1,441)	968
		$564,241	$(215,863)	$348,378

Intangible assets, net, are comprised of the following as of December 31, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	440,167	(259,337)	180,830
Developed technology	5 years	6,340	(3,043)	3,297
Amortizable trade name	5 years	2,409	(1,321)	1,088
		$549,916	$(263,701)	$286,215

During the first quarter of 2018 and 2017, the company recorded amortization expense related to identifiable intangible assets of $13,520 and $12,900, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

The following table presents the company's investment in affiliated companies:

	March 31, 2018	December 31, 2017
Marubun/Arrow	$71,337	$70,167
Other	16,829	18,180
	$88,166	$88,347

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended
	March 31, 2018	April 1, 2017
Marubun/Arrow	$1,091	$1,665
Other	(1,764)	(740)
	$(673)	$925

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At March 31, 2018, the company's pro-rata share of this debt was approximately $2,770. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2017. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	March 31, 2018	December 31, 2017
Accounts receivable	$7,438,017	$8,181,879
Allowances for doubtful accounts	(59,564)	(56,291)
	$7,378,453	$8,125,588

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers.  As of March 31, 2018 and December 31, 2017,  the company has one customer with a combined note and accounts receivable balance of approximately $24,200 and $24,600, respectively.  The customer became delinquent on its repayment of the note during the fourth quarter of 2016. The company believes that it has adequately reserved for potential losses; however, it is possible that it could incur a loss in excess of the reserve.

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	March 31, 2018	December 31, 2017
3.00% notes, due 2018	$—	$299,857
Other short-term borrowings	38,220	56,949
	$38,220	$356,806

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 4.0% and 2.6% at March 31, 2018 and December 31, 2017, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Long-term debt consists of the following:

	March 31, 2018	December 31, 2017
Revolving credit facility	$281,500	$—
Asset securitization program	810,000	490,000
6.00% notes, due 2020	209,015	208,971
5.125% notes, due 2021	130,436	130,400
3.50% notes, due 2022	346,708	346,518
4.50% notes, due 2023	297,245	297,122
3.25% notes, due 2024	493,389	493,161
4.00% notes, due 2025	345,325	345,182
7.50% senior debentures, due 2027	109,714	109,694
3.875% notes, due 2028	493,694	493,563
Other obligations with various interest rates and due dates	16,024	18,434
	$3,533,050	$2,933,045

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	March 31, 2018	December 31, 2017
3.00% notes, due 2018	$—	$300,500
6.00% notes, due 2020	220,500	224,000
5.125% notes, due 2021	137,000	139,000
3.50% notes, due 2022	349,000	355,000
4.50% notes, due 2023	309,500	315,500
3.25% notes, due 2024	479,000	491,000
4.00% notes, due 2025	348,500	356,500
7.50% senior debentures, due 2027	134,000	138,500
3.875% notes, due 2028	485,500	501,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at March 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.87% at March 31, 2018. The facility fee, which is based on the company's credit ratings, was .20% at March 31, 2018. The company had $281,500 in outstanding borrowings under the revolving credit facility at March 31, 2018. The company had no outstanding borrowings under the revolving credit facility at December 31, 2017.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at March 31, 2018 and December 31, 2017. The program had an effective interest rate of 2.17% for the first quarter of 2018.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910,000 under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.27% at March 31, 2018. The facility fee is .40%.

At March 31, 2018 and December 31, 2017, the company had $810,000 and $490,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,109,500 and $2,270,500, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 31, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100,000 uncommitted line of credit. The company had no outstanding borrowings under the uncommitted line of credit at March 31, 2018 and December 31, 2017.

During March 2018, the company redeemed $300,000 principal amount of its 3.00% notes due March 2018.

During June 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59,545 in the second quarter of 2017.

During September 2017, the company completed the sale of $500,000 principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493,810 were used to redeem the company's debt obligations and for general corporate purposes.

Interest and other financing expense, net, includes interest and dividend income of $9,255 and $7,926 for the first quarter of 2018 and 2017, respectively.

Note I – Financial Instruments Measured at Fair Value

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents assets (liabilities) measured at fair value on a recurring basis at March 31, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$16,279	$—	$—	$16,279
Equity investments (b)	Other assets	50,079	—	—	50,079
Interest rate swaps	Other liabilities	—	(645)	—	(645)
Foreign exchange contracts	Other current assets	—	7,641	—	7,641
Foreign exchange contracts	Accrued expenses	—	(3,276)	—	(3,276)
Contingent consideration	Accrued expenses	—	—	(3,214)	(3,214)
		$66,358	$3,720	$(3,214)	$66,864

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (c)	Cash and cash equivalents/ other assets	$3,267	$286,671	$—	$289,938
Equity investments (b)	Other assets	52,683	—	—	52,683
Interest rate swaps	Other liabilities	—	(149)	—	(149)
Foreign exchange contracts	Other current assets	—	5,499	—	5,499
Foreign exchange contracts	Accrued expenses	—	(8,581)	—	(8,581)
Contingent consideration	Accrued expenses	—	—	(3,176)	(3,176)
		$55,950	$283,440	$(3,176)	$336,214

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)	The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices.

(c)
Cash equivalents at December 31, 2017 included $286,671 invested in certificates of deposit, with an original maturity of less than three months, held in anticipation of our acquisition of eInfochips, which closed in January 2018 (see Note D).

Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to goodwill and identifiable intangible assets (see Note D and E). The company tests these assets for impairment if indicators of potential impairment exist or at least annually if indefinite lived.

During the first quarter of 2018 and 2017, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

"Accumulated other comprehensive loss." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of March 31, 2018 and December 31, 2017, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at March 31, 2018 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Indian Rupee, and British Pound. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at March 31, 2018 and December 31, 2017 was $473,292 and $504,084, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the first quarter of 2018 and 2017.

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended
	March 31, 2018	April 1, 2017
Loss Recognized in Consolidated Net Income
Foreign exchange contracts	$(5,742)	$(8,939)
Interest rate swaps	(303)	(158)
Total	$(6,045)	$(9,097)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(1,078)	$176

Other

The carrying amount of cash and cash equivalents, accounts receivable, net, and accounts payable approximate their fair value due to the short maturities of these financial instruments.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended
	March 31, 2018	April 1, 2017
Restructuring and integration charges - current period actions	$11,432	$7,983
Restructuring and integration charges - actions taken in prior periods	1,349	2,102
Other charges	8,390	5,420
	$21,171	$15,505

2018 Restructuring and Integration Charges

The following table presents the components of the 2018 restructuring and integration charges and activity in the related restructuring and integration accrual for the first quarter of 2018:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$4,497	$6,818	$117	$11,432
Payments	(1,349)	(130)	—	(1,479)
Foreign currency translation	(9)	11	—	2
Balance as of March 31, 2018	$3,139	$6,699	$117	$9,955

2017 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first quarter of 2018 related to restructuring and integration actions taken in 2017:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2017	$15,276	$4,874	$100	$20,250
Restructuring and integration charges	765	484	8	1,257
Payments	(5,868)	(497)	—	(6,365)
Foreign currency translation	246	161	5	412
Balance as of March 31, 2018	$10,419	$5,022	$113	$15,554

Restructuring and Integration Accruals Related to Actions Taken Prior to 2017

Included in restructuring, integration, and other charges for the first quarter of 2018 are restructuring and integration charges of $92 related to restructuring and integration actions taken prior to 2017. The restructuring and integration charge (credits) includes adjustments to personnel costs of $(1,078) and facilities costs of $1,170. The restructuring and integration accruals at March 31, 2018 related to actions taken prior to 2017 of $9,033 include accruals for personnel costs of $7,173, accruals for facilities costs of $1,713, and accruals for other costs of $147.

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $34,542 at March 31, 2018, all of which are expected to be spent in cash, and are expected to be utilized as follows:

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

•	The accruals for personnel costs totaling $20,731 relate to the termination of personnel that have scheduled payouts of $15,942 in 2018, $3,527 in 2019, $1,211 in 2020, and $51 in 2021.

•
The accruals for facilities totaling $13,434 relate to vacated leased properties that have scheduled payments of $5,084 in 2018, $2,990 in 2019, $2,445 in 2020, $819 in 2021, $710 in 2022, and $1,386 thereafter.

•	Other accruals of $377 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the first quarter of 2018 are other expenses of $8,390. Included in these expenses are acquisition-related charges of $6,154 related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the first quarter of 2017 are other expenses of $5,420. Included in these expenses are acquisition-related charges of $2,679 consisting of charges related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Note K – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended
	March 31, 2018	April 1, 2017
Net income attributable to shareholders	$139,094	$114,737
Weighted-average shares outstanding - basic	87,955	89,262
Net effect of various dilutive stock-based compensation awards	1,080	1,279
Weighted-average shares outstanding - diluted	89,035	90,541
Net income per share:
Basic	$1.58	$1.29
Diluted (a)	$1.56	$1.27

(a)
Stock-based compensation awards for the issuance of 415 and 244 for the first quarter of 2018 and 2017, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended
	March 31, 2018	April 1, 2017
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$46,400	$37,581
Amounts reclassified into income	(1,178)	(1,335)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	—	1,728
Amounts reclassified into income	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income before reclassifications	—	—
Amounts reclassified into income	228	97
Employee Benefit Plan Items, Net:
Other comprehensive income (loss) before reclassifications	—	5
Amounts reclassified into income	282	401
Other:
Reclassification to Retained Earnings (b)	(22,354)	—
Net change in Accumulated other comprehensive income (loss)	$23,378	$38,477

(a)	Includes intra-entity foreign currency transactions that are of a long-term investment nature of $11,924 and $7,290 for the first quarter of 2018 and 2017, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from accumulated other comprehensive income to retained earnings in accordance with ASU No. 2018-02 and ASU No. 2016-01 (Note B).

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of March 31, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$81,361	$318,639
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

Approximately $56,100 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $18,000 to $28,700. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Note N – Segment and Geographic Information

The company is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions.  The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers and managed service providers through its global ECS business segment.  As a result of the company's philosophy of maximizing operating efficiencies through the centralization of certain functions, selected fixed assets and related depreciation, as well as borrowings, are not directly attributable to the individual operating segments and are included in the corporate business segment.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Sales, by segment by geographic area, are as follows:

	Quarter Ended
	March 31, 2018	April 1, 2017
Components:
Americas	$1,796,698	$1,563,545
EMEA (a)	1,478,386	1,118,279
Asia/Pacific	1,654,848	1,376,979
Global components	$4,929,932	$4,058,803

ECS:
Americas	$1,195,411	$1,094,643
EMEA	750,270	583,334
Global ECS	$1,945,681	$1,677,977
Consolidated (b)	$6,875,613	$5,736,780

(a)	Defined as Europe, the Middle East, and Africa.

(b)	Includes sales related to the United States of $2,649,668 and $2,342,128 for the first quarter of 2018 and 2017, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended
	March 31, 2018	April 1, 2017
Operating income (loss):
Global components	$229,546	$173,533
Global ECS	83,806	82,189
Corporate (c)	(77,357)	(62,697)
Consolidated	$235,995	$193,025

(c)
Includes restructuring, integration, and other charges of $21,171 and $15,505 for the first quarter of 2018 and 2017, respectively, as well as a net loss on the disposition of businesses of $1,562 for the first quarter of 2018.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	March 31, 2018	December 31, 2017
Global components	$10,721,997	$10,229,168
Global ECS	4,546,410	5,426,675
Corporate	856,398	803,424
Consolidated	$16,124,805	$16,459,267

Net property, plant, and equipment, by geographic area, is as follows:

	March 31, 2018	December 31, 2017
Americas (d)	$694,312	$688,637
EMEA	112,028	108,232
Asia/Pacific	43,527	41,606
Consolidated	$849,867	$838,475

(d)	Includes net property, plant, and equipment related to the United States of $689,953 and $683,988 at March 31, 2018 and December 31, 2017, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers and managed service providers through its global ECS business segment. For the first quarter of 2018, approximately 72% of the company's sales were from the global components business segment and approximately 28% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the first quarter of 2018 increased by 19.9% compared with the year-earlier period. The increase for the first quarter of 2018 was driven by an increase in the global components business segment sales of 21.5% and an increase in the global ECS business segment sales of 16.0%. Adjusted for the change in foreign currencies, acquisitions, and dispositions consolidated sales increased 14.4% for the first quarter of 2018 compared with the year-earlier period.

Net income attributable to shareholders increased to $139.1 million in the first quarter of 2018 compared to $114.7 million in the year-earlier period. The following items impacted the comparability of the company's results:

•	loss on disposition of businesses, net, of $1.6 million in 2018;

•	restructuring, integration, and other charges of $21.2 million in 2018 and $15.5 million in 2017;

•	identifiable intangible asset amortization of $13.5 million in 2018 and $12.9 million in 2017; and

•	gain (loss) on investments, net, of $(2.5) million in 2018 and $2.0 million in 2017

Excluding the aforementioned items, net income attributable to shareholders for the first quarter of 2018 increased to $167.7 million compared with $132.1 million in the year-earlier period.

Certain Non-GAAP Financial Information

In addition to disclosing financial results that are determined in accordance with accounting principles generally accepted in the United States ("GAAP"), the company also discloses certain non-GAAP financial information, including:

•
Sales, income, or expense items as adjusted for the impact of changes in foreign currencies (referred to as "impact of changes in foreign currencies"), the impact of acquisitions by adjusting the company's operating results for businesses acquired, including the amortization expense related to acquired intangible assets, as if the acquisitions had occurred at the beginning of the earliest period presented (referred to as "impact of acquisitions"), and the impact of dispositions by adjusting the company's operating results for businesses disposed, as if the dispositions had occurred at the beginning of the earliest period presented (referred to as "impact of dispositions");

•	Operating income as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, net; and

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, and gain (loss) on investments, net.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended
	March 31, 2018	April 1, 2017	% Change

Consolidated sales, as reported	$6,876	$5,737	19.9%
Impact of changes in foreign currencies	—	269
Impact of acquisitions	—	37
Impact of dispositions	(27)	(58)
Consolidated sales, as adjusted*	$6,848	$5,985	14.4%

Global components sales, as reported	$4,930	$4,059	21.5%
Impact of changes in foreign currencies	—	175
Impact of acquisitions	—	21
Impact of dispositions	—	—
Global components sales, as adjusted*	$4,930	$4,254	15.9%

Global ECS sales, as reported	$1,946	$1,678	16.0%
Impact of changes in foreign currencies	—	94
Impact of acquisitions	—	17
Impact of dispositions	(27)	(58)
Global ECS sales, as adjusted*	$1,918	$1,731	10.8%
* The sum of the components for consolidated sales as reported and as adjusted may not agree to totals, as presented, due to rounding.

Consolidated sales for the first quarter of 2018 increased by $1.14 billion, or 19.9% compared with the year-earlier period. The increase for the first quarter of 2018 was driven by an increase in global components business segment sales of $871.1 million, or 21.5%, and an increase in global ECS business segment sales of $267.7 million, or 16.0%. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, consolidated sales increased 14.4% for the first quarter of 2018 compared with the year-earlier period.

In the global components business segment, sales for the first quarter of 2018 increased $871.1 million, or 21.5% compared with the year-earlier period, with double digit sales growth across all regions for the first quarter of 2018. The increase for the first quarter is attributable to suppliers awarding additional business to the company, with strong demand growth from transportation, aerospace and defense customers, and the company's growing Digital business. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 15.9% for the first quarter of 2018 compared with the year-earlier period.

In the global ECS business segment, sales for the first quarter of 2018 increased $267.7 million, or 16.0% compared with the year-earlier period, with increased demand in both the Americas and EMEA regions. The increase for first quarter sales relates primarily to new customer wins from competitors, and strong demand growth in cloud, infrastructure software, and the hardware categories of storage and industry-standard servers. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, the company's global ECS business segment sales increased 10.8% for the first quarter of 2018 compared with year-earlier period.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended
	March 31, 2018	April 1, 2017	% Change

Consolidated gross profit, as reported	$869	$761	14.2%
Impact of changes in foreign currencies	—	38
Impact of acquisitions	—	12
Impact of dispositions	(6)	(15)
Consolidated gross profit, as adjusted	$863	$796	8.4%
Consolidated gross profit as a percentage of sales, as reported	12.6%	13.3%	(70) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.6%	13.3%	(70) bps

The company recorded gross profit of $868.9 million in the first quarter of 2018 compared with $761.2 million in the year-earlier period. The increase in gross profit was primarily due to increased demand in the global components business. Gross profit margins in the first quarter of 2018 decreased by approximately 70 bps compared with the year-earlier period primarily due to increased sales in lower margin products and services across both the global components and global ECS businesses.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended
	March 31, 2018	April 1, 2017	% Change

Selling, general, and administrative expenses, as reported	$563	$516	9.2%
Depreciation and amortization, as reported	47	37	27.2%
Operating expenses, as reported	610	553	10.4%
Impact of changes in foreign currencies	—	27
Impact of acquisitions	—	8
Impact of dispositions	(7)	(15)
Operating expenses, as adjusted*	$604	$573	5.4%
Operating expenses as a percentage of sales, as reported	8.9%	9.6%	(70) bps
Operating expenses as a percentage of sales, as adjusted	8.8%	9.6%	(80) bps
* The sum of the components for operating expenses as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $47.4 million, or 9.2%, in the first quarter of 2018 on a sales increase of 19.9% compared with the year-earlier period. Selling, general, and administrative expenses as a percentage of sales were 8.2% for the first quarter of 2018 compared with 9.0% in the year-earlier period.

Depreciation and amortization expense as a percentage of operating expenses was 7.7% for the first quarter of 2018 compared with 6.7% in the year-earlier period. During the first quarter of 2018 the company recorded $6.0 million of depreciation related to a global enterprise resource tool ("ERP") placed into service during the quarter. Included in depreciation and amortization expense is identifiable intangible asset amortization of $13.5 million for the first quarter of 2018 compared to $12.9 million in the year-earlier period.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, operating expenses increased 5.4% for the first quarter of 2018, compared with the year-earlier period.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2018 Charges

The company recorded restructuring, integration, and other charges of $21.2 million for the first quarter of 2018. Included in restructuring and integration charges is a restructuring and integration charge of $11.4 million, related to initiatives taken by the company during 2018 to improve operating efficiencies, and acquisition-related expenses of $6.2 million.

The restructuring and integration charge of $11.4 million for the first quarter of 2018 includes personnel costs of $4.5 million, facilities costs of $6.8 million, and other costs of $0.1 million.

2017 Charges

The company recorded restructuring, integration, and other charges of $15.5 million for the first quarter of 2017. Included in restructuring, integration, and other charges for 2017 is a restructuring and integration charge of $8.0 million related to initiatives taken by the company to improve operating efficiencies, and acquisition-related expenses of $2.7 million.

The restructuring and integration charge of $8.0 million for the first quarter of 2017 includes personnel costs of $4.8 million, facilities costs of $2.7 million, and other costs of $0.5 million.

As of March 31, 2018, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended
	March 31, 2018	April 1, 2017	% Change

Consolidated operating income, as reported	$236	$193	22.3%
Identifiable intangible asset amortization	14	13
Restructuring, integration, and other charges	21	16
Loss on disposition of businesses	2	—
Consolidated operating income, as adjusted*	$272	$221	22.9%
Consolidated operating income as a percentage of sales, as reported	3.4%	3.4%	flat
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.0%	3.9%	10 bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $236.0 million, or 3.4% of sales in the first quarter of 2018 compared with operating income of $193.0 million, or 3.4% of sales in the year-earlier period. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, operating income, as adjusted, was $272.2 million, or 4.0% of sales in the first quarter of 2018 compared with operating income, as adjusted, of $221.4 million, or 3.9% of sales in the year-earlier period. Operating income, as adjusted, increased 22.9% for the first quarter of 2018 compared with the year-earlier period, on a sales increase of 19.9% compared with the year-earlier period. Operating income, as adjusted as a percentage of sales, increased 10 bps for the first quarter of 2018, respectively, compared with the year-earlier period.

Operating income grew faster than sales for the first quarter of 2018 compared with the year-earlier period due to the company's ability to efficiently manage operating costs and improve leverage in the global components business by delivering more value-added services and selling more of the company's extensive line card. The sales increase in the global ECS business for the first quarter of 2018 was dillutive to operating margins, and reflects the on-boarding of new value-added reseller as well as a shift in product mix towards hardware sales.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $45.2 million for the first quarter of 2018 compared with $38.2 million in the year-earlier period. The increase for the first quarter of 2018 was primarily due to higher average debt outstanding and an increase in variable interest rates.

Other

During the first quarter of 2018, the company recorded a net loss on disposition of businesses of $1.6 million related to the sale of two non-strategic businesses.

During the first quarter of 2018 and 2017, the company recorded a loss of $2.5 million and gain of $2.0 million related to changes in fair value of certain investments, respectively.

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

For the first quarter of 2018, the company recorded a provision for income taxes of $46.6 million, an effective tax rate of 25.0%. The company's provision for income taxes and effective tax rate for the first quarter of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, and gain (loss) on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2018 was 25.1%.

For the first quarter 2017, the company recorded a provision for income taxes of $39.6 million, an effective tax rate of 25.4%.  The company's provision for income taxes and effective tax rate for the first quarter of 2017 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, and gain (loss) on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the first quarter of 2017 was 26.5%.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 25.4% for the first quarter of 2017 to 25.0% for the first quarter of 2018 is primarily driven by the discrete items and changes in the U.S. tax rules.

On December 22, 2017, the U.S. federal government enacted comprehensive tax legislation (the “Tax Act”), which significantly revised the U.S. corporate income tax law by, among other things, lowering the U.S. federal corporate income tax rate from 35% to 21%, implementing a territorial tax system, imposing a one-time transition tax on accumulated foreign unremitted earnings, and setting limitations on deductibility of certain costs (e.g., interest expense).

In the fourth quarter of 2017, the company recorded a provision amount, which is a reasonable estimate of the Tax Act’s impact of $124.7 million pursuant to the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”), which allows the company a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related provisional tax impacts. Accordingly, the company is continuing to assess the related tax impacts under SAB 118 and has not made any adjustments during the first quarter of 2018 to the reasonable estimate of $124.7 million previously recorded in the fourth quarter of 2017.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended
	March 31, 2018	April 1, 2017

Net income attributable to shareholders, as reported	$139	$115
Identifiable intangible asset amortization*	13	13
Restructuring, integration, and other charges	21	16
Gain (loss) on investments, net	2	(2)
Loss on disposition of businesses, net	2	—
Tax effect of adjustments above	(10)	(9)
Net income attributable to shareholders, as adjusted **	$168	$132
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $139.1 million in the first quarter of 2018 compared with $114.7 million in the year-earlier period. Net income attributable to shareholders, as adjusted, was $167.7 million for the first quarter of 2018 compared with $132.1 million in the year-earlier period.

Liquidity and Capital Resources

At March 31, 2018 and December 31, 2017, the company had cash and cash equivalents of $548.6 million and $730.1 million, respectively, of which $261.1 million and $465.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, the company would be required to pay witholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first quarter of 2018, the net amount of cash used for the company's operating activities was $75.1 million, the net amount of cash used for investing activities was $336.4 million, and the net amount of cash provided by financing activities was $235.5 million.  The effect of exchange rate changes on cash was a decrease of $5.4 million.

During the first quarter of 2017, the net amount of cash used for the company's operating activities was $20.9 million, the net amount of cash used for investing activities was $54.2 million, and the net amount of cash provided by financing activities was $64.0 million.  The effect of exchange rate changes on cash was a decrease of $1.6 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 67.9% at March 31, 2018 and 69.4% at December 31, 2017.

The net amount of cash used for the company's operating activities during the first quarter of 2018 was $75.1 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

The net amount of cash used for the company's operating activities during the first quarter of 2017 was $20.9 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 17.6% in the first quarter of 2018 compared with 17.1% in the first quarter of 2017.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first quarter of 2018 was $336.4 million. The use of cash from investing activities included $331.5 million of cash consideration paid for acquired businesses and $34.7 million for capital expenditures. The sources of cash from investing activities included $34.3 million of proceeds from the sale of businesses. Included in capital expenditures for the first quarter of 2018 is $7.4 million related to the company's ERP system. The company completed the implementation of its new ERP system during Q1 2018, and is shifting towards the development of our online Digital and Cloud capabilities.

The net amount of cash used for investing activities during the first quarter of 2017 was $54.2 million. The uses of cash from investing activities included $62.1 million for capital expenditures. The sources of cash from investing activities included $7.9 million of proceeds from the sale of property, plant, and equipment. Included in capital expenditures for the first quarter of 2017 was $14.6 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first quarter of 2018 was $235.5 million. The uses of cash from financing activities included $300.0 million of payments for the redemption of notes, $52.5 million of repurchases of common stock, and $18.4 million of net payments from short-term borrowings. The sources of cash from financing activities during the first quarter of 2018 were $601.4 million of proceeds from long-term bank borrowings and $5.0 million of proceeds from the exercise of stock options.

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

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at March 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.87% at March 31, 2018. The facility fee is .20%. The company had $281.5 million in outstanding borrowings under the revolving credit facility at March 31, 2018. There were no outstanding borrowings under the revolving credit facility at December 31, 2017. During the first quarter of 2018 and 2017, the average daily balance outstanding under the revolving credit facility was $69.4 million and $10.7 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at March 31, 2018 and December 31, 2017. During the first quarter of 2018 and 2017, the average daily balance outstanding under the commercial paper program was $664.8 million and $503.1 million, respectively. The program had an effective interest rate of 2.17% for the first quarter of 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. The company may borrow up to $910.0 million under the asset securitization program, which matures in September 2019. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate or a commercial paper rate plus a spread (.40% at March 31, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.27% at March 31, 2018. The facility fee is .40%. The company had $810.0 million and $490.0 million in outstanding borrowings under the asset securitization program at March 31, 2018 and December 31, 2017, respectively.  During the first quarter of 2018 and 2017, the average daily balance outstanding under the asset securitization program was $794.7 million and $689.3 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of March 31, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has a $100.0 million uncommitted line of credit. The company had no outstanding borrowings under the uncommitted line of credit at March 31, 2018 and December 31, 2017. During the first quarter of 2018 and 2017, the average daily balance outstanding under the uncommitted line of credit was $13.6 million and $20.1 million, respectively.

During March 2018, the company redeemed $300.0 million principal amount of the its 3.00% notes due March 2018.

During June 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59.5 million in the second quarter of 2017.

During September 2017, the company completed the sale of $500.0 million principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493.8 million were used to redeem the company's debt obligations and for general corporate purposes.

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

The company filed a shelf registration statement with the Securities and Exchange Commission in March 2018, registering debt securities, preferred stock, common stock, and warrants of Arrow Electronics, Inc. that may be issued by the company from time to time. As set forth in the shelf registration statement, the net proceeds from the sale of the offered securities may be used by the company for general corporate purposes, including repayment of borrowings, working capital, capital expenditures, acquisitions, and stock repurchases, or for such other purposes as may be specified in the applicable prospectus supplement.

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

Contractual Obligations

The company has contractual obligations for short-term and long-term debt, interest on short-term and long-term debt, capital leases, operating leases, purchase obligations, and certain other long-term liabilities that were summarized in a table of Contractual Obligations in the company's Annual Report on Form 10-K for the year ended December 31, 2017. Since December 31, 2017, there were no material changes to the contractual obligations of the company outside the ordinary course of the company’s business, except as follows:

•	During the first quarter of 2018, the company redeemed $300.0 million of the 3.00% notes due 2018.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of March 31, 2018 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$81,361	$318,639
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

On January 1, 2018, the company adopted Topic 606 applying the full retrospective method. The adoption of Topic 606 did not have a significant impact on prior periods revenue recognition. The primary impact of adoption relates to the application of gross versus net indicators and the determination of when goods and services are distinct. In addition, the company is deferring certain revenue due to a change in the determination of transfer of control. These changes result from clarified guidance in Topic 606. The deferrals are expected to become revenue within a year of the transaction date. The impact of the adoption to sales, cost of sales, gross profit, and net income are presented in Note B.

On January 1, 2018, the company adopted ASU No. 2016-01 and adjusted retained earnings. The primary impact of adoption will require the change in fair value of equity investments, for which the company does not possess the ability to exercise significant influence, to be recognized in net income. The fair value of these equity investments are based upon readily determinable fair values.

There were no additional changes during the first quarter of 2018 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2017 (Note B and C).

Impact of Recently Issued Accounting Standards
See Note B and Note C of the Notes to Consolidated Financial Statements for a full description of recent accounting pronouncements, including the anticipated dates of adoption and the effects on the company's consolidated financial position and results of operations.

Information Relating to Forward-Looking Statements

This report includes forward-looking statements that are subject to numerous assumptions, risks, and uncertainties, which could cause actual results or facts to differ materially from such statements for a variety of reasons, including, but not limited to: industry conditions, the company's implementation of its new ERP system, changes in product supply, pricing and customer demand, competition, other vagaries in the global components and global ECS markets, changes in relationships with key suppliers, increased profit margin pressure, the effects of additional actions taken to become more efficient or lower costs, risks related to the integration of acquired businesses, changes in legal and regulatory matters, and the company’s ability to generate additional cash flow.  Forward-looking statements are those statements which are not statements of historical fact.  These forward-looking statements can be identified by forward-looking words such as "expects," "anticipates," "intends," "plans," "may," "will," "believes," "seeks," "estimates," and similar expressions.  Shareholders and other readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date on which they are made.  The company undertakes no obligation to update publicly or revise any of the forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There were no material changes in market risk for changes in foreign currency exchange rates and interest rates from the information provided in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in the company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of March 31, 2018 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

On January 1, 2018 the company completed the process of installing a new ERP system in select operations in the Americas Components business. This new ERP system replaced multiple legacy systems of the company. The implementation of this new ERP system involves changes to the company’s procedures for internal control over financial reporting. The company follows a system implementation life cycle process that requires significant pre-implementation planning, design, and testing. The company has also conducted and will continue to conduct extensive post-implementation monitoring and process modifications to ensure that internal controls over financial reporting are properly designed. The company has not experienced any significant difficulties to date in connection with the implementation or operation of the new ERP system.

There were no other changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

There were no material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended March 31, 2018:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
January 1 through January 27, 2018	12,772	$82.30	12,772	$357,870,314
January 28 through February 24, 2018	492,587	80.11	342,457	330,639,137
February 25 through March 31, 2018	145,736	82.34	145,736	318,639,054
Total	651,095		500,965

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended March 31, 2018 is 150,130 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Arrow Electronics Savings Plan, as amended and restated effective January 1, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	May 3, 2018	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer