Form 10-Q
period 2018-06-30
ARROW ELECTRONICS INC
filed 2018-08-02
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ☐   No ☒

There were 87,388,912 shares of Common Stock outstanding as of July 31, 2018.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		(Adjusted)		(Adjusted)
Sales	$7,392,528	$6,422,226	$14,268,141	$12,159,006
Cost of sales	6,459,708	5,598,202	12,466,377	10,573,785
Gross profit	932,820	824,024	1,801,764	1,585,221
Operating expenses:
Selling, general, and administrative expenses	580,388	531,781	1,143,357	1,047,307
Depreciation and amortization	46,422	37,381	93,669	74,522
Loss on disposition of businesses, net	—	—	1,562	—
Restructuring, integration, and other charges	19,183	24,416	40,354	39,921
	645,993	593,578	1,278,942	1,161,750
Operating income	286,827	230,446	522,822	423,471
Equity in earnings (losses) of affiliated companies	517	724	(156)	1,649
Gain (loss) on investments, net	(2,563)	2,263	(5,015)	4,245
Loss on extinguishment of debt	—	58,759	—	58,759
Post-retirement expense	1,257	1,897	2,488	3,697
Interest and other financing expense, net	60,803	42,538	105,982	80,787
Income before income taxes	222,721	130,239	409,181	286,122
Provision for income taxes	51,681	29,592	98,271	69,156
Consolidated net income	171,040	100,647	310,910	216,966
Noncontrolling interests	1,125	925	1,901	2,507
Net income attributable to shareholders	$169,915	$99,722	$309,009	$214,459
Net income per share:
Basic	$1.94	$1.12	$3.52	$2.41
Diluted	$1.92	$1.11	$3.48	$2.38
Weighted-average shares outstanding:
Basic	87,802	88,876	87,878	89,079
Diluted	88,652	89,837	88,841	90,146

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
		(Adjusted)		(Adjusted)
Consolidated net income	$171,040	$100,647	$310,910	$216,966
Other comprehensive income:
Foreign currency translation adjustment and other	(146,807)	133,544	(101,838)	170,377
Unrealized gain on investment securities, net	—	1,554	—	3,282
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	231	(547)	459	(450)
Employee benefit plan items, net	613	505	895	911
Other comprehensive income (loss)	(145,963)	135,056	(100,484)	174,120
Comprehensive income	25,077	235,703	210,426	391,086
Less: Comprehensive income (loss) attributable to noncontrolling interests	(534)	3,525	(11)	5,694
Comprehensive income attributable to shareholders	$25,611	$232,178	$210,437	$385,392

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	June 30, 2018	December 31, 2017
		(Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$330,519	$730,083
Accounts receivable, net	8,076,896	8,125,588
Inventories	3,775,884	3,302,518
Other current assets	278,995	256,028
Total current assets	12,462,294	12,414,217
Property, plant, and equipment, at cost:
Land	13,199	12,866
Buildings and improvements	158,686	160,664
Machinery and equipment	1,371,844	1,330,730
	1,543,729	1,504,260
Less: Accumulated depreciation and amortization	(707,928)	(665,785)
Property, plant, and equipment, net	835,801	838,475
Investments in affiliated companies	86,186	88,347
Intangible assets, net	328,964	286,215
Goodwill	2,673,117	2,470,047
Other assets	362,446	361,966
Total assets	$16,748,808	$16,459,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,487,686	$6,756,830
Accrued expenses	790,809	841,675
Short-term borrowings, including current portion of long-term debt	114,908	356,806
Total current liabilities	7,393,403	7,955,311
Long-term debt	3,690,327	2,933,045
Other liabilities	497,771	572,971
Commitments and contingencies (Note M)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2018 and 2017, respectively
Issued - 125,424 shares in both 2018 and 2017, respectively	125,424	125,424
Capital in excess of par value	1,117,389	1,114,167
Treasury stock (38,040 and 37,733 shares in 2018 and 2017, respectively), at cost	(1,806,362)	(1,762,239)
Retained earnings	5,928,149	5,596,786
Accumulated other comprehensive loss	(245,809)	(124,883)
Total shareholders' equity	5,118,791	4,949,255
Noncontrolling interests	48,516	48,685
Total equity	5,167,307	4,997,940
Total liabilities and equity	$16,748,808	$16,459,267

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30, 2018	July 1, 2017
		(Adjusted)
Cash flows from operating activities:
Consolidated net income	310,910	216,966
Adjustments to reconcile consolidated net income to net cash used for operations:
Depreciation and amortization	93,669	74,522
Amortization of stock-based compensation	25,662	21,391
Equity in (earnings) losses of affiliated companies	156	(1,649)
Loss on extinguishment of debt	—	58,759
Deferred income taxes	12,706	11,825
Other	10,622	5,208
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	(73,647)	419,229
Inventories	(499,917)	(149,945)
Accounts payable	(240,725)	(601,708)
Accrued expenses	(516)	(90,332)
Other assets and liabilities	(123,769)	(97,376)
Net cash used for operating activities	(484,849)	(133,110)
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	(331,563)	(2,534)
Proceeds from disposition of businesses	34,291	—
Acquisition of property, plant, and equipment	(66,551)	(101,906)
Proceeds from sale of property, plant, and equipment	—	24,433
Other	(8,000)	(3,000)
Net cash used for investing activities	(371,823)	(83,007)
Cash flows from financing activities:
Change in short-term and other borrowings	59,613	40,274
Proceeds from long-term bank borrowings, net	759,334	241,818
Proceeds from note offerings, net	—	494,625
Redemption of notes	(300,000)	(558,100)
Proceeds from exercise of stock options	5,985	20,697
Repurchases of common stock	(72,551)	(123,663)
Purchase of shares from noncontrolling interest	—	(23,350)
Other	(156)	(945)
Net cash provided by financing activities	452,225	91,356
Effect of exchange rate changes on cash	4,883	10,359
Net decrease in cash and cash equivalents	(399,564)	(114,402)
Cash and cash equivalents at beginning of period	730,083	534,320
Cash and cash equivalents at end of period	$330,519	$419,918

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

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation (See Note B). These reclassifications are included in the footnote tables for the second quarter and six months ended June 30, 2018.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU No. 2016-02, and must be adopted concurrently with the adoption of ASU No. 2016-02, cumulatively referred to as “Topic 842”. Topic 842 is effective for

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

the company in the first quarter of 2019, with early adoption permitted, and is to be applied using a modified retrospective approach. While the company continues to evaluate the effects of adopting the provisions of Topic 842, the company expects most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption.

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

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications.

	Quarter Ended July 1, 2017			Six Months Ended July 1, 2017
	As Previously Reported	Adjustments**	Adjusted for New Standards	As Previously Reported	Adjustments**	Adjusted for New Standards
Sales	$6,465,346	$(43,120)	$6,422,226	$12,224,898	$(65,892)	$12,159,006
Cost of sales	5,641,380	(43,178)	5,598,202	10,641,045	(67,260)	10,573,785
Gross profit	823,966	58	824,024	1,583,853	1,368	1,585,221
Operating expenses:
Selling, general, and administrative expenses	532,347	(566)	531,781	1,047,866	(559)	1,047,307
Depreciation and amortization	37,381	—	37,381	74,522	—	74,522
Restructuring, integration, and other charges	24,416	—	24,416	39,921	—	39,921
	594,144	(566)	593,578	1,162,309	(559)	1,161,750
Operating income	229,822	624	230,446	421,544	1,927	423,471
Equity in earnings of affiliated companies	724	—	724	1,649	—	1,649
Gain on investments, net	750	1,513	2,263	750	3,495	4,245
Loss on extinguishment of debt	58,759	—	58,759	58,759	—	58,759
Post-retirement expense	—	1,897	1,897	—	3,697	3,697
Interest and other financing expense, net	42,358	180	42,538	80,431	356	80,787
Income before income taxes	130,179	60	130,239	284,753	1,369	286,122
Provision for income taxes	29,575	17	29,592	68,799	357	69,156
Consolidated net income	100,604	43	100,647	215,954	1,012	216,966
Noncontrolling interests	925	—	925	2,507	—	2,507
Net income attributable to shareholders	$99,679	$43	$99,722	$213,447	$1,012	$214,459
Net income per share:
Basic*	$1.12	$—	$1.12	$2.40	$0.01	$2.41
Diluted*	$1.11	$—	$1.11	$2.37	$0.01	$2.38
* The sum of the as previously reported and as adjusted may not agree to totals, as presented, due to rounding.
** Topic 606 impacted sales and cost of sales. ASU No. 2017-07 and other reclassifications impacted operating and non-operating expenses.

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

Note D – Acquisitions

2018 Acquisitions

On January 8, 2018, the company acquired eInfochips for a purchase price of $327,628, which included $14,769 of cash acquired. eInfochips services customers at every phase of technology deployment, including custom hardware and software, and new Internet of Things based business models. eInfochips is recorded in the company's global components business segment.

Since the date of the acquisition, eInfochips sales of $40,856 were included in the company's consolidated results of operations.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The purchase price allocation is preliminary and subject to adjustment based on our final assessment of fair value of the acquired assets and liabilities. Items initially estimated and subject to change upon finalization of the valuation include goodwill, intangibles, and deferred taxes. The following table summarizes the preliminary allocation of the net consideration paid to the fair value of the assets acquired and liabilities assumed for the eInfochips acquisition:

Accounts receivable, net	$13,701
Inventories	1,512
Property, plant, and equipment	4,557
Other assets	28,033
Identifiable intangible assets	71,710
Goodwill	225,937
Accounts payable	(521)
Accrued expenses	(8,595)
Deferred tax liability	(21,969)
Other liabilities	(1,506)
Cash consideration paid, net of cash acquired	$312,859

In connection with the eInfochips acquisition, the company allocated $71,710 to customer relationships with a weighted-average life of 9 years.

The goodwill related to the eInfochips acquisition was recorded in the company's global components business segment.

During the first six months of 2018, the company completed one additional acquisition with a purchase price of approximately $18,704, net of cash acquired. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the second quarter and first six months of 2017, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2018 acquisitions occurred on January 1, 2017:

	Quarter Ended		Six Months Ended
	July 1, 2017		July 1, 2017
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$6,422,226	$6,460,139	$12,159,006	$12,234,218
Net income attributable to shareholders	99,722	100,410	214,459	215,632
Net income per share:
Basic	$1.12	$1.13	$2.41	$2.42
Diluted	$1.11	$1.12	$2.38	$2.39

2017 Acquisitions

During 2017, the company acquired an additional 11.9% of the noncontrolling interest common shares of Data Modul AG for $23,350, increasing the company's ownership interest in Data Modul to 69.2%. The impact of this acquisition was not material to the company's consolidated financial position or results of operations. In addition, the company completed two acquisitions for $3,628, net of cash acquired. The impact of these acquisitions was not material to the company's consolidated financial position or results of operations. The pro forma impact of the 2017 acquisitions on the consolidated results of operations of the company for 2017, as though the acquisitions occurred on January 1, 2017, was also not material.

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

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2017 (a)	$1,264,869	$1,205,178	$2,470,047
Acquisitions and related adjustments	225,937	14,175	240,112
Foreign currency translation adjustment	(17,896)	(19,146)	(37,042)
Balance as of June 30, 2018 (a)	$1,472,910	$1,200,207	$2,673,117

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,026,702 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $309,777 was recorded in the global enterprise computing solutions business segment.

Intangible assets, net, are comprised of the following as of June 30, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	426,441	(201,988)	224,453
Developed technology	5 years	6,340	(3,677)	2,663
Amortizable trade name	5 years	2,408	(1,560)	848
		$536,189	$(207,225)	$328,964

Intangible assets, net, are comprised of the following as of December 31, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	440,167	(259,337)	180,830
Developed technology	5 years	6,340	(3,043)	3,297
Amortizable trade name	5 years	2,409	(1,321)	1,088
		$549,916	$(263,701)	$286,215

During the second quarter of 2018 and 2017, the company recorded amortization expense related to identifiable intangible assets of $11,955 and $12,364, respectively. During the first six months of 2018 and 2017, amortization expense related to identifiable intangible assets was $25,475 and $25,264, respectively.

Note F – Investments in Affiliated Companies

The company owns a 50% interest in several joint ventures with Marubun Corporation (collectively "Marubun/Arrow") and several interests ranging from 43% to 50% in other joint ventures and equity method investments.  These investments are accounted for using the equity method.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the company's investment in affiliated companies:

	June 30, 2018	December 31, 2017
Marubun/Arrow	$71,857	$70,167
Other	14,329	18,180
	$86,186	$88,347

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Marubun/Arrow	$1,483	$1,617	$2,574	$3,282
Other	(966)	(893)	(2,730)	(1,633)
	$517	$724	$(156)	$1,649

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At June 30, 2018, the company's pro-rata share of this debt was approximately $3,140. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2017. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	June 30, 2018	December 31, 2017
Accounts receivable	$8,138,078	$8,181,879
Allowances for doubtful accounts	(61,182)	(56,291)
	$8,076,896	$8,125,588

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers, which are included in "Accounts receivable, net" in the company's consolidated balance sheets.  One such customer, with a combined note and accounts receivable balance of approximately $24,252 and $24,600 as of June 30, 2018 and December 31, 2017, respectively, became delinquent on its repayment of the note during the fourth quarter of 2016.  The company believes that it has adequately reserved for potential losses; however, it is possible that it could incur a loss in excess of the reserve.

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	June 30, 2018	December 31, 2017
3.00% notes, due 2018	$—	$299,857
Borrowings on lines of credit	70,000	—
Other short-term borrowings	44,908	56,949
	$114,908	$356,806

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Other short-term borrowings are primarily utilized to support working capital requirements. The weighted-average interest rate on these borrowings was 2.3% and 2.6% at June 30, 2018 and December 31, 2017, respectively.

Long-term debt consists of the following:

	June 30, 2018	December 31, 2017
Revolving credit facility	$57,700	$—
Asset securitization program	1,200,000	490,000
6.00% notes, due 2020	209,059	208,971
5.125% notes, due 2021	130,473	130,400
3.50% notes, due 2022	346,899	346,518
4.50% notes, due 2023	297,369	297,122
3.25% notes, due 2024	493,618	493,161
4.00% notes, due 2025	345,469	345,182
7.50% senior debentures, due 2027	109,735	109,694
3.875% notes, due 2028	493,826	493,563
Other obligations with various interest rates and due dates	6,179	18,434
	$3,690,327	$2,933,045

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to "make whole" clauses.

The estimated fair market value, using quoted market prices, is as follows:

	June 30, 2018	December 31, 2017
3.00% notes, due 2018	$—	$300,500
6.00% notes, due 2020	218,000	224,000
5.125% notes, due 2021	135,500	139,000
3.50% notes, due 2022	345,500	355,000
4.50% notes, due 2023	304,500	315,500
3.25% notes, due 2024	468,000	491,000
4.00% notes, due 2025	342,500	356,500
7.50% senior debentures, due 2027	131,500	138,500
3.875% notes, due 2028	473,500	501,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at June 30, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.41% at June 30, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at June 30, 2018. The company had $57,700 in outstanding borrowings under the revolving credit facility at June 30, 2018. The company had no outstanding borrowings under the revolving credit facility at December 31, 2017.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at June 30, 2018 and December 31, 2017. The program had an effective interest rate of 2.56% for the second quarter of 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910,000 to $1,200,000 and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at June 30, 2018), or an effective interest rate of 2.57% at June 30, 2018. The facility fee is .40% of the total borrowing capacity.

At June 30, 2018 and December 31, 2017, the company had $1,200,000 and $490,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,525,100 and $2,270,500, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 30, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200,000 in uncommitted lines of credit. There were $70,000 of outstanding borrowings under the uncommitted lines of credit at June 30, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 2.79% at June 30, 2018.

During March 2018, the company redeemed $300,000 principal amount of its 3.00% notes due March 2018.

During June 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $58,759 for the first six months of 2017.

During September 2017, the company completed the sale of $500,000 principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493,810 were used to redeem the company's debt obligations and for general corporate purposes.

Interest and other financing expense, net, includes interest and dividend income of $11,303 and $20,557 for the second quarter and first six months of 2018, respectively. Interest and other financing expense, net, includes interest and dividend income of $7,084 and $15,010 for the second quarter and first six months of 2017, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at June 30, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$16,292	$—	$—	$16,292
Equity investments (b)	Other assets	45,683	—	—	45,683
Interest rate swaps	Other liabilities	—	(679)	—	(679)
Foreign exchange contracts	Other current assets	—	8,907	—	8,907
Foreign exchange contracts	Accrued expenses	—	(2,383)	—	(2,383)
Contingent consideration	Accrued expenses	—	—	(3,184)	(3,184)
		$61,975	$5,845	$(3,184)	$64,636

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (c)	Cash and cash equivalents/ other assets	$3,267	$286,671	$—	$289,938
Equity investments (b)	Other assets	52,683	—	—	52,683
Interest rate swaps	Other liabilities	—	(149)	—	(149)
Foreign exchange contracts	Other current assets	—	5,499	—	5,499
Foreign exchange contracts	Accrued expenses	—	(8,581)	—	(8,581)
Contingent consideration	Accrued expenses	—	—	(3,176)	(3,176)
		$55,950	$283,440	$(3,176)	$336,214

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)	The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices.

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

During the second quarter and first six months of 2018 and 2017, there were no transfers of assets (liabilities) measured at fair value between the three levels of the fair value hierarchy.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive loss." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of June 30, 2018 and December 31, 2017, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at June 30, 2018 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Chinese Renminbi, Indian Rupee, British Pound, Swedish Krona, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at June 30, 2018 and December 31, 2017 was $596,899 and $504,084, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the second quarter and first six months of 2018 and 2017.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Gain (Loss) Recognized in Consolidated Net Income
Foreign exchange contracts	$6,260	$(2,223)	$518	$(11,162)
Interest rate swaps	(308)	(163)	(611)	(321)
Total	$5,952	$(2,386)	$(93)	$(11,483)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(58)	$(1,043)	$(1,135)	$(867)
Interest rate swaps	$—	$(1,053)	$—	$(1,053)

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

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Restructuring and integration charges - current period actions	$8,798	$14,263	$20,230	$22,246
Restructuring and integration charges - actions taken in prior periods	2,931	3,996	4,280	6,098
Other charges	7,454	6,157	15,844	11,577
	$19,183	$24,416	$40,354	$39,921

2018 Restructuring and Integration Charges

The following table presents the components of the 2018 restructuring and integration charges and activity in the related restructuring and integration accrual for the first six months of 2018:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$10,496	$9,560	$174	$20,230
Payments	(7,592)	(1,820)	(18)	(9,430)
Foreign currency translation	(85)	(151)	(4)	(240)
Balance as of June 30, 2018	$2,819	$7,589	$152	$10,560

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2017 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first six months of 2018 related to restructuring and integration actions taken in 2017:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2017	$15,276	$4,874	$100	$20,250
Restructuring and integration charges	1,308	2,267	(7)	3,568
Payments	(10,106)	(1,934)	(25)	(12,065)
Foreign currency translation	(67)	(129)	(4)	(200)
Balance as of June 30, 2018	$6,411	$5,078	$64	$11,553

Restructuring and Integration Accruals Related to Actions Taken Prior to 2017

Included in restructuring, integration, and other charges for the first six months of 2018 are restructuring and integration charges of $712 related to restructuring and integration actions taken prior to 2017. The restructuring and integration charge (credits) includes adjustments to personnel costs of $(91) and facilities costs of $818, and other costs of $(15). The restructuring and integration accruals at June 30, 2018 related to actions taken prior to 2017 of $8,994 include accruals for personnel costs of $7,585, accruals for facilities costs of $1,281, and accruals for other costs of $128.

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $31,107 at June 30, 2018, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $16,815 relate to the termination of personnel that have scheduled payouts of $11,087 in 2018, $4,268 in 2019, $1,402 in 2020, and $58 in 2021.

•
The accruals for facilities totaling $13,948 relate to vacated leased properties that have scheduled payments of $3,911 in 2018, $2,780 in 2019, $2,185 in 2020, $1,367 in 2021, $1,068 in 2022, and $2,637 thereafter.

•	Other accruals of $344 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the second quarter and first six months of 2018 are other expenses of $7,454 and $15,844, respectively. Included in these expenses are acquisition-related charges of $1,384 and $7,538, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the second quarter and first six months of 2017 are other expenses of $6,157 and $11,577, respectively. Included in these expenses are acquisition-related charges of $1,324 and $4,003, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Net income attributable to shareholders	$169,915	$99,722	$309,009	$214,459
Weighted-average shares outstanding - basic	87,802	88,876	87,878	89,079
Net effect of various dilutive stock-based compensation awards	850	961	963	1,067
Weighted-average shares outstanding - diluted	88,652	89,837	88,841	90,146
Net income per share:
Basic	$1.94	$1.12	$3.52	$2.41
Diluted (a)	$1.92	$1.11	$3.48	$2.38

(a)
Stock-based compensation awards for the issuance of 915 and 515 shares for the second quarter and first six months of 2018 and 432 and 328 shares for the second quarter and first six months of 2017, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$(146,203)	$132,256	$(99,803)	$169,837
Amounts reclassified into income	1,055	(1,312)	(123)	(2,647)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income before reclassifications	—	1,554	—	3,282
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive loss before reclassifications	—	(647)	—	(647)
Amounts reclassified into income	231	100	459	197
Employee Benefit Plan Items, Net:
Other comprehensive loss before reclassifications	—	(48)	—	(43)
Amounts reclassified into income	613	553	895	954
Other:
Reclassification to retained earnings (b)	—	—	(22,354)	—
Net change in Accumulated other comprehensive income (loss)	$(144,304)	$132,456	$(120,926)	$170,933

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $26,698 and $14,774 for the second quarter and first six months of 2018 and $(36,503) and $(36,180) for the second quarter and first six months of 2017, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from "Accumulated other comprehensive income" to "Retained earnings" in accordance with ASU No. 2018-02 and ASU No. 2016-01 (Note B).

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of June 30, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$101,361	$298,639

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Approximately $5,900 was spent to date and the company currently anticipates no additional investigative and related expenditures. The nature and scope of subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,300 and $10,000.

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

Approximately $63,200 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $16,000 to $26,700. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Components:
Americas	$1,937,882	$1,700,241	$3,734,580	$3,263,786
EMEA (a)	1,447,972	1,192,393	2,926,358	2,310,672
Asia/Pacific	1,898,510	1,569,716	3,553,358	2,946,695
Global components	$5,284,364	$4,462,350	$10,214,296	$8,521,153

ECS:
Americas	$1,387,034	$1,307,245	$2,582,445	$2,401,888
EMEA	721,130	652,631	1,471,400	1,235,965
Global ECS	$2,108,164	$1,959,876	$4,053,845	$3,637,853
Consolidated (b)	$7,392,528	$6,422,226	$14,268,141	$12,159,006

(a)	Defined as Europe, the Middle East, and Africa.

(b)
Includes sales related to the United States of $2,968,469 and $5,618,137 for the second quarter and first six months of 2018 and $2,667,958 and $5,010,086 for the second quarter and first six months of 2017, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017
Operating income (loss):
Global components	$253,840	$197,164	$483,386	$370,697
Global ECS	109,417	106,761	193,223	188,950
Corporate (c)	(76,430)	(73,479)	(153,787)	(136,176)
Consolidated	$286,827	$230,446	$522,822	$423,471

(c)
Includes restructuring, integration, and other charges of $19,183 and $40,354 for the second quarter and first six months of 2018 and $24,416 and $39,921 for the second quarter and first six months of 2017, respectively, as well as a net loss on the disposition of businesses of $1,562 for the first six months of 2018.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	June 30, 2018	December 31, 2017
Global components	$11,630,360	$10,229,168
Global ECS	4,491,916	5,426,675
Corporate	626,532	803,424
Consolidated	$16,748,808	$16,459,267

Net property, plant, and equipment, by geographic area, is as follows:

	June 30, 2018	December 31, 2017
Americas (d)	$687,594	$688,637
EMEA	106,226	108,232
Asia/Pacific	41,981	41,606
Consolidated	$835,801	$838,475

(d)	Includes net property, plant, and equipment related to the United States of $683,460 and $683,988 at June 30, 2018 and December 31, 2017, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers and managed service providers through its global ECS business segment. For the first six months of 2018, approximately 72% of the company's sales were from the global components business segment and approximately 28% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the second quarter and first six months of 2018 increased by 15.1% and 17.3%, respectively, compared with the year-earlier periods. The increase for the second quarter of 2018 was driven by an increase in the global components business segment sales of 18.4% and an increase in the global ECS business segment sales of 7.6%. The increase for the first six months of 2018 was driven by an increase in the global components business segment sales of 19.9% and an increase in the global ECS business segment sales of 11.4%. Adjusted for the change in foreign currencies, acquisitions, and dispositions consolidated sales increased 13.0% and 13.7% for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods.

Net income attributable to shareholders increased to $169.9 million and $309.0 million in the second quarter and first six months of 2018, respectively, compared to $99.7 million and $214.5 million, in the year-earlier periods. The following items impacted the comparability of the company's results:

Second quarters of 2018 and 2017:

•	restructuring, integration, and other charges of $19.2 million in 2018 and $24.4 million in 2017;

•	identifiable intangible asset amortization of $12.0 million in 2018 and $12.4 million in 2017;

•	gain (loss) on investments, net, of $(2.6) million in 2018 and $2.3 million in 2017; and

•	loss on extinguishment of debt of $58.8 million in 2017

First six months of 2018 and 2017:

•	loss on disposition of businesses, net, of $1.6 million in 2018;

•	restructuring, integration, and other charges of $40.4 million in 2018 and $39.9 million in 2017;

•	identifiable intangible asset amortization of $25.5 million in 2018 and $25.3 million in 2017;

•	gain (loss) on investments, net, of $(5.0) million in 2018 and $4.2 million in 2017; and

•	loss on extinguishment of debt of $58.8 million in 2017

Excluding the aforementioned items, net income attributable to shareholders for the second quarter and first six months of 2018 increased to $194.9 million and $362.7 million, respectively, compared with $159.1 million and $291.2 million in the year-earlier periods.

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

•
Net income attributable to shareholders as adjusted to exclude identifiable intangible asset amortization, restructuring, integration, and other charges, loss on disposition of businesses, net, gain (loss) on investments, net, and loss on extinguishment of debt.

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

Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change

Consolidated sales, as reported	$7,393	$6,422	15.1%	$14,268	$12,159	17.3%
Impact of changes in foreign currencies	—	140		—	409
Impact of acquisitions	—	38		—	75
Impact of dispositions	—	(57)		(27)	(115)
Consolidated sales, as adjusted	$7,393	$6,543	13.0%	$14,241	$12,528	13.7%

Global components sales, as reported	$5,284	$4,462	18.4%	$10,214	$8,521	19.9%
Impact of changes in foreign currencies	—	90		—	265
Impact of acquisitions	—	21		—	42
Impact of dispositions	—	—		—	—
Global components sales, as adjusted*	$5,284	$4,574	15.5%	$10,214	$8,829	15.7%

Global ECS sales, as reported	$2,108	$1,960	7.6%	$4,054	$3,638	11.4%
Impact of changes in foreign currencies	—	49		—	143
Impact of acquisitions	—	17		—	33
Impact of dispositions	—	(57)		(27)	(115)
Global ECS sales, as adjusted*	$2,108	$1,968	7.1%	$4,026	$3,699	8.8%
* The sum of the components for consolidated sales as reported and as adjusted may not agree to totals, as presented, due to rounding.

Consolidated sales for the second quarter and first six months of 2018 increased by $970.3 million, or 15.1%, and $2.11 billion, or 17.3%, respectively, compared with the year-earlier periods. The increase for the second quarter of 2018 was driven by an increase in global components business segment sales of $822.0 million, or 18.4%, and an increase in global ECS business segment sales of $148.3 million, or 7.6%. The increase for the first six months of 2018 was driven by an increase in global components business segment sales of $1.69 billion, or 19.9%, and an increase in global ECS business segment sales of $416.0 million, or 11.4%.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, consolidated sales increased 13.0% and 13.7% for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the second quarter and first six months of 2018 increased $822.0 million, or 18.4%, and $1.69 billion, or 19.9%, respectively, compared with the year-earlier periods, with double digit sales growth across all regions. Increases during the second quarter and first six months of 2018 are attributable to suppliers awarding additional business to the company, with strong demand growth from industrial, transportation, and aerospace and defense customers. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 15.5% and 15.7% for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the second quarter and first six months of 2018 increased $148.3 million, or 7.6%, and $416.0 million, or 11.4%, respectively, compared with the year-earlier periods, with increased demand in both the Americas and EMEA regions. Increases during the second quarter and first six months of 2018 are attributable to new customer wins from competitors and strong demand growth in the hardware categories of storage and industry-standard servers, and in infrastructure software. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, the company's global ECS business segment sales increased 7.1% and 8.8% for the second quarter and first six months of 2018, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change

Consolidated gross profit, as reported	$933	$824	13.2%	$1,802	$1,585	13.7%
Impact of changes in foreign currencies	—	18		—	57
Impact of acquisitions	—	12		—	24
Impact of dispositions	—	(16)		(6)	(31)
Consolidated gross profit, as adjusted*	$933	$839	11.2%	$1,796	$1,635	9.9%
Consolidated gross profit as a percentage of sales, as reported	12.6%	12.8%	(20) bps	12.6%	13.0%	(40) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.6%	12.8%	(20) bps	12.6%	13.1%	(50) bps
* The sum of the components for gross profit as reported and as adjusted may not agree to totals, as presented, due to rounding.

The company recorded gross profit of $932.8 million and $1.80 billion in the second quarter and first six months of 2018, respectively, compared with $824.0 million and $1.59 billion in the year-earlier periods. The increases in gross profit dollars were primarily due to increased demand in the global components business. Gross profit margins in the second quarter and first six months of 2018 decreased by approximately 20 bps and 40 bps, respectively, compared with the year-earlier periods primarily due to lower margins in the Global ECS business due to product mix. Gross margins in the Global Components business during the second quarter and first six months of 2018 were consistent with comparable prior periods, and increased slightly during the second quarter. Margin stabilization in the Global Components business is partially related to increases in design services due to our investments in engineering and technical sales resources.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change

Selling, general, and administrative expenses, as reported	$580	$532	9.1%	$1,143	$1,047	9.2%
Depreciation and amortization, as reported	46	37	24.2%	94	75	25.7%
Operating expenses, as reported*	627	569	10.1%	1,237	1,122	10.3%
Impact of changes in foreign currencies	—	14		—	41
Impact of acquisitions	—	8		—	15
Impact of dispositions	—	(15)		(7)	(29)
Operating expenses, as adjusted	$627	$576	8.8%	$1,230	$1,149	7.1%
Operating expenses as a percentage of sales, as reported	8.5%	8.9%	(40) bps	8.7%	9.2%	(50) bps
Operating expenses as a percentage of sales, as adjusted	8.5%	8.8%	(30) bps	8.6%	9.2%	(60) bps
* The sum of the components for operating expenses as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $48.6 million, or 9.1%, and $96.1 million, or 9.2%, respectively, in the second quarter and first six months of 2018 on a sales increase of 15.1% and 17.3% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 7.9% and 8.0% for the second quarter and first six months of 2018, respectively, compared with 8.3% and 8.6% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 7.4% and 7.6% for the second quarter and first six months of 2018, respectively, compared with 6.6% in both year-earlier periods. During the second quarter and first six months of 2018 the company recorded $6.2 million and $12.2 million, respectively, of depreciation related to a global enterprise resource tool ("ERP") placed into service during the first quarter of 2018. Included in depreciation and amortization expense is identifiable intangible asset amortization of $12.0 million and $25.5 million for the second quarter and first six months of 2018, respectively, compared to $12.4 million and $25.3 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, operating expenses increased 8.8% and 7.1% for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2018 Charges

The company recorded restructuring, integration, and other charges of $19.2 million and $40.4 million for the second quarter and first six months of 2018, respectively. For the second quarter and first six months of 2018, restructuring and integration charges of $8.8 million and $20.2 million, respectively, related to initiatives taken by the company during 2018 to improve operating efficiencies, and $1.4 million and $7.5 million, respectively, consisted of acquisition-related expenses.

The restructuring and integration charge of $8.8 million and $20.2 million for the second quarter and first six months of 2018, respectively, includes personnel costs of $6.0 million and $10.5 million, facilities costs of $2.8 million and $9.6 million, and other costs of $0.1 million and $0.2 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2017 Charges

The company recorded restructuring, integration, and other charges of $24.4 million and $39.9 million for the second quarter and first six months of 2017, respectively. For the second quarter and first six months of 2017, restructuring and integration charges for $14.3 million and $22.2 million, respectively, related to initiatives taken by the company during 2017 to improve operating efficiencies and $1.3 million and $4.0 million, respectively, of acquisition-related expenses.

The restructuring and integration charge of $14.3 million and $22.2 million for the second quarter and first six months of 2017, respectively, includes personnel costs of $13.9 million and $18.7 million, respectively. Also included therein for both second quarter and first six months of 2017, respectively, are facilities costs of $0.3 million and $3.0 million and other costs of $0.1 million and $0.6 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of June 30, 2018, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Six Months Ended
	June 30, 2018	July 1, 2017	% Change	June 30, 2018	July 1, 2017	% Change

Consolidated operating income, as reported	$287	$230	24.5%	$523	$423	23.5%
Identifiable intangible asset amortization	12	12		25	25
Restructuring, integration, and other charges	19	24		40	40
Loss on disposition of businesses	—	—		2	—
Consolidated operating income, as adjusted*	$318	$267	19.0%	$590	$489	20.8%
Consolidated operating income as a percentage of sales, as reported	3.9%	3.6%	30 bps	3.7%	3.5%	20 bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.3%	4.2%	10 bps	4.1%	4.0%	10 bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $286.8 million, or 3.9% of sales, and $522.8 million, or 3.7% of sales, in the second quarter and first six months of 2018, respectively, compared with operating income of $230.4 million, or 3.6%, and $423.5 million, or 3.5% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, operating income, as adjusted, was $318.0 million, or 4.3% of sales, and $590.2 million, or 4.1% of sales, in the second quarter and first six months of 2018, respectively, compared with operating income, as adjusted, of $267.2 million, or 4.2% of sales, and $488.7 million, or 4.0% of sales, in the year-earlier periods. Operating income, as adjusted, increased 19.0% and 20.8% for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods, on a sales increase of 15.1% and 17.3%, respectively, compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, increased 10 bps and 10 bps for the second quarter and first six months of 2018, respectively, compared with the year-earlier periods.

Operating income growth was well in excess of sales growth for the second quarter and first six months of 2018, compared with the year-earlier period, due to the company's ability to efficiently manage operating costs and improve leverage in the global components business by delivering more value-added services and selling more of the company's extensive line card.

The sales increases in the global ECS business for the second quarter and first six months of 2018 were dilutive to operating margins and reflect the shift in product mix towards hardware sales.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $60.8 million and $106.0 million for the second quarter and first six months of 2018, respectively, compared with $42.5 million and $80.8 million in the year-earlier periods. The increase for the second quarter and first six months of 2018 was primarily due to higher average debt outstanding and an increase in variable interest rates.

Other

During the first six months of 2018, the company recorded a net loss on disposition of businesses of $1.6 million related to the sale of two non-strategic businesses.

During the second quarter and first six months of 2018, the company recorded a loss of $2.6 million and $5.0 million related to changes in fair value of certain investments, respectively.

During the second quarter and first six months of 2017, the company recorded a gain of $2.3 million and $4.2 million related to changes in fair value of certain investments, respectively.

During the first six months of 2017, the company completed the sale of $500 principal amount of 3.875% notes due 2028. The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company's 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $58.8 million in the second quarter and first six months of 2017.

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

For the second quarter and first six months of 2018, the company recorded a provision for income taxes of $51.7 million, an effective tax rate of 23.2%, and $98.3 million, and effective tax rate of 24.0%, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, and loss on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2018 was 23.5% and 24.2%, respectively.

For the second quarter and first six months of 2017, the company recorded a provision for income taxes of $29.6 million, an effective tax rate of 22.7%, and $69.2 million, and effective tax rate of 24.2%, respectively. The company's provision for income taxes and effective tax rate for the second quarter and first six months of 2017 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on extinguishment of debt, and gain on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the second quarter and first six months of 2017 was 28.3%. and 27.5%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. The increase in the effective tax rate from 22.7% for the second quarter of 2017 to 23.2% for the second quarter of 2018 is primarily driven by the change in mix of the tax jurisdictions where taxable income is generated, discrete items and changes in the U.S. tax rules.

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

In the fourth quarter of 2017, the company recorded a provision amount, which is a reasonable estimate of the Tax Act’s impact of $124.7 million pursuant to the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin

(“SAB 118”), which allows the company a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related provisional tax impacts. Accordingly, the company is continuing to assess the related tax impacts under SAB 118 and has not made any adjustments during the first six months of 2018 to the reasonable estimate of $124.7 million previously recorded in the fourth quarter of 2017.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Six Months Ended
	June 30, 2018	July 1, 2017	June 30, 2018	July 1, 2017

Net income attributable to shareholders, as reported	$170	$100	$309	$214
Identifiable intangible asset amortization*	12	12	25	25
Restructuring, integration, and other charges	19	24	40	40
(Gain) loss on investments, net	3	(2)	5	(4)
Loss on extinguishment of debt	—	59	—	59
Loss on disposition of businesses, net	—	—	2	—
Tax effect of adjustments above	(8)	(34)	(18)	(42)
Net income attributable to shareholders, as adjusted **	$195	$159	$363	$291
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $169.9 million and $309.0 million in the second quarter and first six months of 2018, respectively, compared with $99.7 million and $214.5 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $194.9 million and $362.7 million for the second quarter and first six months of 2018, respectively, compared with $159.1 million and $291.2 million in the year-earlier periods.

Liquidity and Capital Resources

At June 30, 2018 and December 31, 2017, the company had cash and cash equivalents of $330.5 million and $730.1 million, respectively, of which $268.6 million and $465.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, the company would be required to pay witholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first six months of 2018, the net amount of cash used for the company's operating activities was $484.8 million, the net amount of cash used for investing activities was $371.8 million, and the net amount of cash provided by financing activities was $452.2 million.  The effect of exchange rate changes on cash was an increase of $4.9 million.

During the first six months of 2017, the net amount of cash used for the company's operating activities was $133.1 million, the net amount of cash used for investing activities was $83.0 million, and the net amount of cash provided by financing activities was $91.4 million.  The effect of exchange rate changes on cash was an increase of $10.4 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 70.8% at June 30, 2018 and 69.4% at December 31, 2017.

The net amount of cash used for the company's operating activities during the first six months of 2018 was $484.8 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

The net amount of cash used for the company's operating activities during the first six months of 2017 was $133.1 million and was primarily due to an increase in working capital to support the increase in sales, offset, in part, by an increase in earnings from operations adjusted for non-cash items.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 18.1% in the second quarter of 2018 compared with 16.7% in the second quarter of 2017.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first six months of 2018 was $371.8 million. The use of cash from investing activities included $331.6 million of cash consideration paid for acquired businesses and $66.6 million for capital expenditures. The sources of cash from investing activities included $34.3 million of proceeds from the sale of businesses. Capital expenditures for the first six months of 2018 are related to implementation of the company's new ERP system, relocation and infrastructure upgrades of the company’s data centers, and continued development of online Digital and Cloud capabilities.

The net amount of cash used for investing activities during the first six months of 2017 was $83.0 million. The uses of cash from investing activities included $101.9 million for capital expenditures. The sources of cash from investing activities included $24.4 million of proceeds from the sale of property, plant, and equipment. Included in capital expenditures for the first six months of 2017 was $30.3 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first six months of 2018 was $452.2 million. The uses of cash from financing activities included $300.0 million of payments for the redemption of notes and $72.6 million of repurchases of common stock. The sources of cash from financing activities during the first six months of 2018 were $759.3 million of net proceeds from long-term bank borrowings, $59.6 million of net proceeds from short-term borrowings, and $6.0 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during the first six months of 2017 was $91.4 million. The uses of cash from financing activities included $558.1 million of payments for the redemption of notes, $123.7 million of repurchases of common stock and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities during the first six months of 2017 were $494.6 million of net proceeds from note offering, $40.3 million and $241.8 million of net proceeds from short-term and long-term bank borrowings, respectively, and $20.7 million of proceeds from the exercise of stock options.

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at June 30, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.41% at June 30, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at June 30, 2018. The company had $57.7 million in outstanding borrowings under the revolving credit facility at June 30, 2018. There were no outstanding borrowings under the revolving credit facility at December 31, 2017. During the first six months of 2018 and 2017, the average daily balance outstanding under the revolving credit facility was $68.6 million and $16.2 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at June 30, 2018 and December 31, 2017. During the first six months of 2018 and 2017, the average daily balance outstanding under the commercial paper program was $768.2 million and $571.0 million, respectively. The program had an effective interest rate of 2.56% for the second quarter of 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910.0 million to $1.2 billion and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at June 30, 2018), or an effective interest rate of 2.57% at June 30, 2018. The facility fee is .40% of the total borrowing capacity. The company had $1.2 billion and $490.0 million in outstanding borrowings under the asset securitization program at June 30, 2018 and December 31, 2017, respectively.  During the first six months of 2018 and 2017, the average daily balance outstanding under the asset securitization program was $847.8 million and $721.6 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of June 30, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $70.0 million of outstanding borrowings under the uncommitted lines of credit at June 30, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 2.79% at June 30, 2018. During the first six months of 2018 and 2017, the average daily balance outstanding under the uncommitted lines of credit was $26.2 million and $10.1 million, respectively.

During March 2018, the company redeemed $300.0 million principal amount of the its 3.00% notes due March 2018.

During June 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $58.8 million in the first six months of 2017.

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

Management believes that the company's current cash availability, its current borrowing capacity under its revolving credit facility and asset securitization program, and its expected ability to generate future operating cash flows are sufficient to meet its projected cash flow needs for the foreseeable future. The company also may issue debt or equity securities in the future and management believes the company will have adequate access to the capital markets, if needed. The company continually evaluates its liquidity requirements and would seek to amend its existing borrowing capacity or access the financial markets as deemed necessary.

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

•
During the second quarter of 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910.0 million to $1.2 billion and extended its term to mature to June 2021. At June 30, 2018 and December 31, 2017, the company had $1.2 billion and $490.0 million, respectively, in outstanding borrowings under the asset securitization program.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of June 30, 2018 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$101,361	$298,639
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

On January 1, 2018, the company adopted ASU No. 2016-01 and adjusted retained earnings. The primary impact of adoption will require the change in fair value of equity investments, for which the company does not possess the ability to exercise significant influence, to be recognized in net income. The fair values of these equity investments are based upon readily determinable fair values.

There were no additional changes during the first six months of 2018 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2017 (See Note B and C).

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

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of June 30, 2018 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting that occurred during the company's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1A.	Risk Factors

New tariffs may result in increased prices and could adversely affect our business and results of operations.

Recently, the U.S. government imposed tariffs on certain products imported into the U.S. which have increased the prices of many of the products that the company purchases from its suppliers. The new tariffs, along with any additional tariffs or trade restrictions that may be implemented by the U.S. or other countries, could result in further increased prices. While the company intends to pass price increases on to our customers, the effect of tariffs on prices may impact sales and results of operations. Retaliatory tariffs imposed by other countries on U.S. goods have not yet had a significant impact, but we cannot predict further developments. The tariffs and the additional operational costs incurred in minimizing the number of products subject to the tariffs could adversely affect the operating profits for certain of our businesses and customer demand for certain products which could have an adverse effect on our business and results of operations.

There were no other material changes to the company's risk factors as discussed in Item 1A - Risk Factors in the company's Annual Report on Form 10-K for the year ended December 31, 2017.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended June 30, 2018:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
April 1 through April 28, 2018	—	$—	—	$318,639,054
April 29 through May 26, 2018	264,234	75.84	263,723	298,639,307
May 27 through June 30, 2018	—	—	—	298,639,307
Total	264,234		263,723

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended June 30, 2018 is 511 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

Item 6.	Exhibits

Exhibit Number	Exhibit

31(i)	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31(ii)	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32(i)	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32(ii)	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

10(a)	Arrow Electronics, Inc. Executive Deferred Compensation Plan amended and restated effective July 1, 2018.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documents.

101.DEF	XBRL Taxonomy Definition Linkbase Document.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARROW ELECTRONICS, INC.

Date:	August 2, 2018	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer