Form 10-Q
period 2018-09-29
ARROW ELECTRONICS INC
filed 2018-11-01
CIK 7536

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 1-4482

ARROW ELECTRONICS INC(Exact name of registrant as specified in its charter)

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
Yes ☐   No ☒

There were 87,172,144 shares of Common Stock outstanding as of October 30, 2018.

ARROW ELECTRONICS, INC.

PART I.  FINANCIAL INFORMATION

Item 1.     Financial Statements

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		(Adjusted)		(Adjusted)
Sales	$7,490,445	$6,856,108	$21,758,586	$19,015,114
Cost of sales	6,566,667	6,013,541	19,033,044	16,587,326
Gross profit	923,778	842,567	2,725,542	2,427,788
Operating expenses:
Selling, general, and administrative expenses	575,751	552,656	1,719,108	1,599,963
Depreciation and amortization	45,532	38,574	139,201	113,096
Loss on disposition of businesses, net	2,042	—	3,604	—
Restructuring, integration, and other charges	10,143	15,896	50,497	55,817
	633,468	607,126	1,912,410	1,768,876
Operating income	290,310	235,441	813,132	658,912
Equity in earnings (losses) of affiliated companies	(652)	1,216	(808)	2,865
Gain (loss) on investments, net	1,070	(13,029)	(3,945)	(8,784)
Loss on extinguishment of debt	—	786	—	59,545
Employee benefit plan expense	1,296	1,850	3,784	5,547
Interest and other financing expense, net	54,205	40,111	160,187	120,898
Income before income taxes	235,227	180,881	644,408	467,003
Provision for income taxes	57,054	45,972	155,325	115,128
Consolidated net income	178,173	134,909	489,083	351,875
Noncontrolling interests	1,640	845	3,541	3,352
Net income attributable to shareholders	$176,533	$134,064	$485,542	$348,523
Net income per share:
Basic	$2.02	$1.52	$5.53	$3.92
Diluted	$1.99	$1.50	$5.47	$3.88
Weighted-average shares outstanding:
Basic	87,602	88,453	87,785	88,870
Diluted	88,608	89,540	88,759	89,936

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands)
(Unaudited)

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
		(Adjusted)		(Adjusted)
Consolidated net income	$178,173	$134,909	$489,083	$351,875
Other comprehensive income:
Foreign currency translation adjustment and other	(38,008)	54,893	(139,846)	225,270
Unrealized gain on investment securities, net	—	1,357	—	4,639
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges, net	234	(2,093)	693	(2,543)
Employee benefit plan items, net	389	492	1,284	1,403
Other comprehensive income (loss)	(37,385)	54,649	(137,869)	228,769
Comprehensive income	140,788	189,558	351,214	580,644
Less: Comprehensive income attributable to noncontrolling interests	1,497	2,049	1,486	7,743
Comprehensive income attributable to shareholders	$139,291	$187,509	$349,728	$572,901

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands except par value)
(Unaudited)

	September 29, 2018	December 31, 2017
		(Adjusted)
ASSETS
Current assets:
Cash and cash equivalents	$474,191	$730,083
Accounts receivable, net	8,229,791	8,125,588
Inventories	3,722,808	3,302,518
Other current assets	292,641	256,028
Total current assets	12,719,431	12,414,217
Property, plant, and equipment, at cost:
Land	13,168	12,866
Buildings and improvements	159,754	160,664
Machinery and equipment	1,415,619	1,330,730
	1,588,541	1,504,260
Less: Accumulated depreciation and amortization	(749,978)	(665,785)
Property, plant, and equipment, net	838,563	838,475
Investments in affiliated companies	85,175	88,347
Intangible assets, net	313,472	286,215
Goodwill	2,659,335	2,470,047
Other assets	362,049	361,966
Total assets	$16,978,025	$16,459,267
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$6,886,217	$6,756,830
Accrued expenses	797,088	841,675
Short-term borrowings, including current portion of long-term debt	158,153	356,806
Total current liabilities	7,841,458	7,955,311
Long-term debt	3,352,128	2,933,045
Other liabilities	482,397	572,971
Commitments and contingencies (Note M)
Equity:
Shareholders' equity:
Common stock, par value $1:
Authorized - 160,000 shares in both 2018 and 2017, respectively
Issued - 125,424 shares in both 2018 and 2017, respectively	125,424	125,424
Capital in excess of par value	1,129,345	1,114,167
Treasury stock (38,251 and 37,733 shares in 2018 and 2017, respectively), at cost	(1,824,373)	(1,762,239)
Retained earnings	6,104,682	5,596,786
Accumulated other comprehensive loss	(283,051)	(124,883)
Total shareholders' equity	5,252,027	4,949,255
Noncontrolling interests	50,015	48,685
Total equity	5,302,042	4,997,940
Total liabilities and equity	$16,978,025	$16,459,267

See accompanying notes.

ARROW ELECTRONICS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 29, 2018	September 30, 2017
		(Adjusted)
Cash flows from operating activities:
Consolidated net income	$489,083	$351,875
Adjustments to reconcile consolidated net income to net cash provided by operations:
Depreciation and amortization	139,201	113,096
Amortization of stock-based compensation	38,104	30,301
Equity in (earnings) losses of affiliated companies	808	(2,865)
Loss on extinguishment of debt	—	59,545
Deferred income taxes	17,769	13,262
Loss on investments, net	3,945	9,504
Other	9,660	7,415
Change in assets and liabilities, net of effects of acquired and disposed businesses:
Accounts receivable	(254,417)	(26,286)
Inventories	(456,050)	(261,126)
Accounts payable	171,697	(113,804)
Accrued expenses	15,177	(42,267)
Other assets and liabilities	(165,421)	(136,871)
Net cash provided by operating activities	9,556	1,779
Cash flows from investing activities:
Cash consideration paid for acquired businesses, net of cash acquired	(331,563)	(3,628)
Proceeds from disposition of businesses	32,013	—
Acquisition of property, plant, and equipment	(104,897)	(149,597)
Proceeds from sale of property, plant, and equipment	—	24,433
Other	(11,000)	(2,467)
Net cash used for investing activities	(415,447)	(131,259)
Cash flows from financing activities:
Change in short-term and other borrowings	104,158	(14,423)
Proceeds from (repayments of) long-term bank borrowings, net	420,755	(82,766)
Proceeds from note offerings, net	—	987,144
Redemption of notes	(300,000)	(555,886)
Proceeds from exercise of stock options	7,919	21,423
Repurchases of common stock	(93,173)	(149,125)
Purchase of shares from noncontrolling interest	—	(23,350)
Other	(1,174)	(1,620)
Net cash provided by financing activities	138,485	181,397
Effect of exchange rate changes on cash	11,514	(1,898)
Net increase (decrease) in cash and cash equivalents	(255,892)	50,019
Cash and cash equivalents at beginning of period	730,083	534,320
Cash and cash equivalents at end of period	$474,191	$584,339

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

Reclassification

Certain prior period amounts were reclassified to conform to the current period presentation (See Note B). These reclassifications are included in the footnote tables for the third quarter and nine months ended September 29, 2018.

Note B – Impact of Recently Issued Accounting Standards

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2018-15, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (a consensus of the FASB Emerging Issues Task Force) ("ASU No. 2018-15"). ASU No. 2018-15 aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop internal-use software. ASU No. 2018-15 is effective for the company in the first quarter of 2020, with early adoption permitted, and is to be applied either retrospectively or prospectively. The company is currently evaluating the potential effects of adopting the provisions of ASU No. 2018-15.

In February 2018, the FASB issued Accounting Standards Update No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220) ("ASU No. 2018-02"). ASU No. 2018-02 provides financial statement preparers with an option to reclassify stranded tax effects within accumulated other comprehensive income to retained earnings in each period that is impacted by U.S. federal government tax legislation enacted in 2017. Effective January 1, 2018, the company adopted the provisions of ASU No. 2018-02 on a prospective basis as an adjustment to retained earnings of $4,116.

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

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU No. 2016-02"). ASU No. 2016-02 requires the entity to recognize the assets and liabilities for the rights and obligations created by leased assets. Leases will be classified as either finance or operating, with classification affecting expense recognition in the income statement. In July 2018 the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases, and ASU No. 2018-11, Leases (Topic 842) Targeted Improvements, which provide supplemental adoption guidance and clarification to ASU No. 2016-02, and must be adopted concurrently with the adoption of ASU No. 2016-02, cumulatively referred to as “Topic 842”. Topic 842 is effective for the company in the first quarter of 2019, with early adoption permitted, and is to be applied using either a modified retrospective approach, or an optional transition method which allows an entity to apply the new standard at the adoption date with a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption.

The company expects to adopt Topic 842 in the first quarter of 2019 under the optional transition method described above. In addition, the company will elect the short-term lease exception outlined in ASC 842. While the company continues to evaluate the effects of adopting the provisions of Topic 842, the company expects most existing operating lease commitments will be recognized as operating lease liabilities and right-of-use assets upon adoption. The adoption is not expected to be material to the financial statements, and based on our ongoing assessment, will increase total assets by less than 3%.

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

On January 1, 2018, the company adopted Topic 606 applying the full retrospective method. The primary impact of adoption relates to the application of principal versus agent indicators and the determination of whether goods and services are distinct. In addition, the company is deferring certain revenue due to the determination of when transfer of control occurs. The deferrals are expected to be recognized within a year of the transaction date.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The following table presents the effect of the adoption of Topic 606, ASU No. 2017-07, and other prior period reclassifications.

	Quarter Ended September 30, 2017			Nine Months Ended September 30, 2017
	As Previously Reported	Adjustments**	Adjusted for New Standards	As Previously Reported	Adjustments**	Adjusted for New Standards
Sales	$6,953,740	$(97,632)	$6,856,108	$19,178,638	$(163,524)	$19,015,114
Cost of sales	6,110,382	(96,841)	6,013,541	16,751,427	(164,101)	16,587,326
Gross profit	843,358	(791)	842,567	2,427,211	577	2,427,788
Operating expenses:
Selling, general, and administrative expenses	552,896	(240)	552,656	1,600,762	(799)	1,599,963
Depreciation and amortization	38,574	—	38,574	113,096	—	113,096
Restructuring, integration, and other charges	15,896	—	15,896	55,817	—	55,817
	607,366	(240)	607,126	1,769,675	(799)	1,768,876
Operating income	235,992	(551)	235,441	657,536	1,376	658,912
Equity in earnings of affiliated companies	1,216	—	1,216	2,865	—	2,865
Gain (loss) on investments, net	(15,000)	1,971	(13,029)	(14,250)	5,466	(8,784)
Loss on extinguishment of debt	786	—	786	59,545	—	59,545
Employee benefit plan expense	—	1,850	1,850	—	5,547	5,547
Interest and other financing expense, net	39,748	363	40,111	120,179	719	120,898
Income before income taxes	181,674	(793)	180,881	466,427	576	467,003
Provision for income taxes	46,199	(227)	45,972	114,998	130	115,128
Consolidated net income	135,475	(566)	134,909	351,429	446	351,875
Noncontrolling interests	845	—	845	3,352	—	3,352
Net income attributable to shareholders	134,630	(566)	134,064	348,077	446	348,523
Net income per share:
Basic*	$1.52	$—	$1.52	$3.92	$—	$3.92
Diluted*	$1.50	$—	$1.50	$3.87	$0.01	$3.88
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

Operating income for the fourth quarter of 2017 was impacted by a reclassification of pension settlement expense of $16,706 due to the implementation of ASU No. 2017-07. The settlement expense was moved to "Employee benefit plan expense", which is classified as non-operating on the statement of operations.

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

Investments

The changes in fair value of equity investments, for which the company does not possess the ability to exercise significant influence, are recognized in net income. The fair values of these equity investments are based upon readily determinable fair values (Note I).

Income Taxes

In the fourth quarter of 2017, the company recorded a provision amount of $124,749 , which is a reasonable estimate of the impact of U.S. federal government tax legislation enacted in 2017 (the “Tax Act”) pursuant to the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”), which allows the company a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related provisional tax impacts. Accordingly, the company is continuing to assess the related tax impacts under SAB 118 and has not made any adjustments during the first nine months of 2018 to the reasonable estimate of $124,749 previously recorded in the fourth quarter of 2017.

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

Since the date of the acquisition, eInfochips sales of $64,871 were included in the company's consolidated results of operations.

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

Accounts receivable, net	$13,701
Inventories	1,512
Property, plant, and equipment	4,557
Other assets	23,733
Identifiable intangible assets	71,710
Goodwill	230,237
Accounts payable	(521)
Accrued expenses	(8,595)
Deferred tax liability	(21,969)
Other liabilities	(1,506)
Cash consideration paid, net of cash acquired	$312,859

In connection with the eInfochips acquisition, the company allocated $71,710 to customer relationships with a weighted-average life of 9 years.

The goodwill related to the eInfochips acquisition was recorded in the company's global components business segment and is not tax deductible.

During the first nine months of 2018, the company completed one additional acquisition with a purchase price of approximately $18,704, net of cash acquired. The impact of this acquisition was not material to the company's consolidated financial position or results of operations.

The following table summarizes the company's unaudited consolidated results of operations for the third quarter and first nine months of 2017, as well as the unaudited pro forma consolidated results of operations of the company, as though the 2018 acquisitions occurred on January 1, 2017:

	Quarter Ended		Nine Months Ended
	September 30, 2017		September 30, 2017
	As Reported	Pro Forma	As Reported	Pro Forma
Sales	$6,856,108	$6,891,648	$19,015,114	$19,125,866
Net income attributable to shareholders	134,064	134,819	348,523	350,450
Net income per share:
Basic	$1.52	$1.52	$3.92	$3.94
Diluted	$1.50	$1.51	$3.88	$3.90

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

Goodwill of companies acquired, allocated to the company's business segments, is as follows:

	Global Components	Global ECS	Total
Balance as of December 31, 2017 (a)	$1,264,869	$1,205,178	$2,470,047
Acquisitions and related adjustments	230,237	14,175	244,412
Foreign currency translation adjustment	(30,921)	(24,203)	(55,124)
Balance as of September 29, 2018 (a)	$1,464,185	$1,195,150	$2,659,335

(a)
The total carrying value of goodwill for all periods in the table above is reflected net of $1,026,702 of accumulated impairment charges, of which $716,925 was recorded in the global components business segment and $309,777 was recorded in the global enterprise computing solutions business segment.

Intangible assets, net, are comprised of the following as of September 29, 2018:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	421,640	(212,241)	209,399
Developed technology	5 years	6,340	(3,994)	2,346
Amortizable trade name	5 years	2,407	(1,680)	727
		$531,387	$(217,915)	$313,472

Intangible assets, net, are comprised of the following as of December 31, 2017:

	Weighted-Average Life	Gross Carrying Amount	Accumulated Amortization	Net
Non-amortizable trade names	indefinite	$101,000	$—	$101,000
Customer relationships	10 years	440,167	(259,337)	180,830
Developed technology	5 years	6,340	(3,043)	3,297
Amortizable trade name	5 years	2,409	(1,321)	1,088
		$549,916	$(263,701)	$286,215

During the third quarter of 2018 and 2017, the company recorded amortization expense related to identifiable intangible assets of $11,620 and $12,645, respectively. During the first nine months of 2018 and 2017, amortization expense related to identifiable intangible assets was $37,095 and $37,909, respectively.

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

The following table presents the company's investment in affiliated companies:

	September 29, 2018	December 31, 2017
Marubun/Arrow	$73,807	$70,167
Other	11,368	18,180
	$85,175	$88,347

The equity in earnings (losses) of affiliated companies consists of the following:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Marubun/Arrow	$1,983	$1,886	$4,557	$5,168
Other	(2,635)	(670)	(5,365)	(2,303)
	$(652)	$1,216	$(808)	$2,865

Under the terms of various joint venture agreements, the company is required to pay its pro-rata share of the third party debt of the joint ventures in the event that the joint ventures are unable to meet their obligations. At September 29, 2018, the company's pro-rata share of this debt was approximately $4,900. There were no outstanding borrowings under the third party debt agreements of the joint ventures as of December 31, 2017. The company believes there is sufficient equity in each of the joint ventures to meet the obligations.

Note G – Accounts Receivable

Accounts receivable, net, consists of the following:

	September 29, 2018	December 31, 2017
Accounts receivable	$8,302,455	$8,181,879
Allowances for doubtful accounts	(72,664)	(56,291)
	$8,229,791	$8,125,588

The company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The allowances for doubtful accounts are determined using a combination of factors, including the length of time the receivables are outstanding, the current business environment, and historical experience. The company also has notes receivables with certain customers, which are included in "Accounts receivable, net" in the company's consolidated balance sheets.  One such customer, with a combined note and accounts receivable balance of approximately $24,252 and $24,600 as of September 29, 2018 and December 31, 2017, respectively, became delinquent on its repayment of the note during the fourth quarter of 2016.  The company believes that it has adequately reserved for potential losses; however, it is possible that it could incur a loss in excess of the reserve.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note H – Debt

Short-term borrowings, including current portion of long-term debt, consists of the following:

	September 29, 2018	December 31, 2017
3.00% notes, due 2018	$—	$299,857
Borrowings on lines of credit	90,000	—
Other short-term borrowings	68,153	56,949
	$158,153	$356,806

Other short-term borrowings are primarily utilized to support working capital requirements and had a weighted-average interest rate of 1.22% and 2.60% at September 29, 2018 and December 31, 2017, respectively.

The company has $200,000 in uncommitted lines of credit. There were $90,000 of outstanding borrowings under the uncommitted lines of credit at September 29, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 3.02% at September 29, 2018.

Long-term debt consists of the following:

	September 29, 2018	December 31, 2017
Revolving credit facility	$92,500	$—
Asset securitization program	830,000	490,000
6.00% notes, due 2020	209,103	208,971
5.125% notes, due 2021	130,509	130,400
3.50% notes, due 2022	347,093	346,518
4.50% notes, due 2023	297,495	297,122
3.25% notes, due 2024	493,858	493,161
4.00% notes, due 2025	345,615	345,182
7.50% senior debentures, due 2027	109,755	109,694
3.875% notes, due 2028	493,960	493,563
Other obligations with various interest rates and due dates	2,240	18,434
	$3,352,128	$2,933,045

The 7.50% senior debentures are not redeemable prior to their maturity.  All other notes may be called at the option of the company subject to "make whole" clauses.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The estimated fair market value, using quoted market prices, is as follows:

	September 29, 2018	December 31, 2017
3.00% notes, due 2018	$—	$300,500
6.00% notes, due 2020	216,500	224,000
5.125% notes, due 2021	134,500	139,000
3.50% notes, due 2022	344,000	355,000
4.50% notes, due 2023	302,500	315,500
3.25% notes, due 2024	473,500	491,000
4.00% notes, due 2025	340,000	356,500
7.50% senior debentures, due 2027	130,000	138,500
3.875% notes, due 2028	469,500	501,000

The carrying amount of the company's short-term borrowings in various countries, revolving credit facility, asset securitization program, commercial paper, and other obligations approximate their fair value.

The company has a $1,800,000 revolving credit facility maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a Euro currency rate plus a spread (1.18% at September 29, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.17% at September 29, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at September 29, 2018. The company had $92,500 in outstanding borrowings under the revolving credit facility at September 29, 2018. The company had no outstanding borrowings under the revolving credit facility at December 31, 2017.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1,200,000. The company had no outstanding borrowings under this program at September 29, 2018 and December 31, 2017. The program had an effective interest rate of 2.77% for the third quarter of 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910,000 to $1,200,000 and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation ("AFC"), a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for true sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at September 29, 2018), or an effective interest rate of 2.62% at September 29, 2018. The facility fee is .40% of the total borrowing capacity.

At September 29, 2018 and December 31, 2017, the company had $830,000 and $490,000, respectively, in outstanding borrowings under the asset securitization program, which was included in "Long-term debt" in the company's consolidated balance sheets. Total collateralized accounts receivable of approximately $2,574,100 and $2,270,500, respectively, were held by AFC and were included in "Accounts receivable, net" in the company's consolidated balance sheets. Any accounts receivable held by AFC would likely not be available to other creditors of the company in the event of bankruptcy or insolvency proceedings before repayment of any outstanding borrowings under the asset securitization program.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 29, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

During March 2018, the company redeemed $300,000 principal amount of its 3.00% notes due March 2018.

During June 2017, the company completed the sale of $500,000 principal amount of 3.875% notes due in 2028.  The net proceeds of the offering of $494,625 were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

of the company’s 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $59,545 for the first nine months of 2017.

During September 2017, the company completed the sale of $500,000 principal amount of 3.25% notes due in 2024.  The net proceeds of the offering of $493,810 were used to redeem the company's debt obligations and for general corporate purposes.

Interest and other financing expense, net, includes interest and dividend income of $12,986 and $33,543 for the third quarter and first nine months of 2018, respectively. Interest and other financing expense, net, includes interest and dividend income of $7,758 and $22,768 for the third quarter and first nine months of 2017, respectively.

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

Level 1	Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2	Quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly, for substantially the full term of the asset or liability.

Level 3	Prices or valuation techniques that require inputs that are both significant to the fair value measurement and unobservable.

The following table presents assets (liabilities) measured at fair value on a recurring basis at September 29, 2018:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	Cash and cash equivalents/ other assets	$17,501	$—	$—	$17,501
Equity investments (b)	Other assets	44,068	—	—	44,068
Interest rate swaps	Other liabilities	—	(864)	—	(864)
Foreign exchange contracts	Other current assets	—	3,248	—	3,248
Foreign exchange contracts	Accrued expenses	—	(2,955)	—	(2,955)
		$61,569	$(571)	$—	$60,998

The following table presents assets (liabilities) measured at fair value on a recurring basis at December 31, 2017:

	Balance Sheet Location	Level 1	Level 2	Level 3	Total
Cash equivalents (c)	Cash and cash equivalents/ other assets	$3,267	$286,671	$—	$289,938
Equity investments (b)	Other assets	52,683	—	—	52,683
Interest rate swaps	Other liabilities	—	(149)	—	(149)
Foreign exchange contracts	Other current assets	—	5,499	—	5,499
Foreign exchange contracts	Accrued expenses	—	(8,581)	—	(8,581)
Contingent consideration	Accrued expenses	—	—	(3,176)	(3,176)
		$55,950	$283,440	$(3,176)	$336,214

(a)	Cash equivalents include highly liquid investments with an original maturity of less than three months.

(b)
The company has an 8.4% equity ownership interest in Marubun Corporation and a portfolio of mutual funds with quoted market prices. The company recorded an unrealized gain of $222 and an unrealized loss of $6,908 for the third quarter and first nine months of 2018, respectively, on equity securities held at September 29, 2018.

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

Interest Rate Swaps

The company occasionally enters into interest rate swap transactions that convert certain fixed-rate debt to variable-rate debt or variable-rate debt to fixed-rate debt in order to manage its targeted mix of fixed- and floating-rate debt. The company uses the hypothetical derivative method to assess the effectiveness of its interest rate swaps designated as fair value hedges on a quarterly basis. The effective portion of the change in the fair value of interest rate swaps designated as fair value hedges is recorded as a change to the carrying value of the related hedged debt, and the effective portion of the change in fair value of interest rate swaps designated as cash flow hedges is recorded in the shareholders' equity section in the company's consolidated balance sheets in "Accumulated other comprehensive income." The ineffective portion of the interest rate swaps, if any, is recorded in "Interest and other financing expense, net" in the company's consolidated statements of operations. As of September 29, 2018 and December 31, 2017, all outstanding interest rate swaps were designated as fair value hedges.

The terms of our outstanding interest rate swap contracts at September 29, 2018 are as follows:

Maturity Date	Notional Amount	Interest rate due from counterparty	Interest rate due to counterparty
April 2020	50,000	6.000%	6 mo. USD LIBOR + 3.896%

Foreign Exchange Contracts

The company’s foreign currency exposure relates primarily to international transactions where the currency collected from customers can be different from the currency used to purchase the product. The company’s transactions in its foreign operations are denominated primarily in the following currencies: Euro, Indian Rupee, Chinese Renminbi, British Pound, Canadian Dollar, Israeli Shekel, and Australian Dollar. The company enters into foreign exchange forward, option, or swap contracts (collectively, the "foreign exchange contracts") to mitigate the impact of changes in foreign currency exchange rates.  These contracts are executed to facilitate the hedging of foreign currency exposures resulting from inventory purchases and sales and generally have terms of no more than six months. Gains or losses on these contracts are deferred and recognized when the underlying future purchase or sale is recognized or when the corresponding asset or liability is revalued. The company does not enter into foreign exchange contracts for trading purposes. The risk of loss on a foreign exchange contract is the risk of nonperformance by the counterparties, which the company minimizes by limiting its counterparties to major financial institutions.  The fair value of the foreign exchange contracts are estimated using market quotes. The notional amount of the foreign exchange contracts at September 29, 2018 and December 31, 2017 was $469,426 and $504,084, respectively.

Gains and losses related to non-designated foreign currency exchange contracts are recorded in "Cost of sales" in the company's consolidated statements of operations. Gains and losses related to designated foreign currency exchange contracts, are recorded in "Cost of sales," "Selling, general, and administrative expenses," and "Interest and other financing expense, net" based upon the nature of the underlying hedged transaction, in the company's consolidated statements of operations and were not material for the third quarter and first nine months of 2018 and 2017.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

The effects of derivative instruments on the company's consolidated statements of operations and other comprehensive income are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Gain (Loss) Recognized in Consolidated Net Income
Foreign exchange contracts	$3,565	$(4,283)	$4,083	$(15,445)
Interest rate swaps	(311)	(210)	(922)	(532)
Total	$3,254	$(4,493)	$3,161	$(15,977)
Gain (Loss) Recognized in Other Comprehensive Income before reclassifications
Foreign exchange contracts	$(1,212)	$(374)	$(2,348)	$(1,241)
Interest rate swaps	$—	$(3,619)	$—	$(4,672)

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

Note J – Restructuring, Integration, and Other Charges

Restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations. The following table presents the components of the restructuring, integration, and other charges:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Restructuring and integration charges - current period actions	$4,102	$12,050	$24,332	$34,296
Restructuring and integration charges - actions taken in prior periods	1,172	250	5,452	6,348
Other charges	4,869	3,596	20,713	15,173
	$10,143	$15,896	$50,497	$55,817

2018 Restructuring and Integration Charges

The following table presents the components of the 2018 restructuring and integration charges and activity in the related restructuring and integration accrual for the first nine months of 2018:

	Personnel Costs	Facilities Costs	Other	Total
Restructuring and integration charges	$14,758	$9,465	$109	$24,332
Payments	(10,171)	(2,652)	(19)	(12,842)
Foreign currency translation	(319)	(215)	(8)	(542)
Balance as of September 29, 2018	$4,268	$6,598	$82	$10,948

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

2017 Restructuring and Integration Charges

The following table presents the activity in the restructuring and integration accrual for the first nine months of 2018 related to restructuring and integration actions taken in 2017:

	Personnel Costs	Facilities Costs	Other	Total
Balance as of December 31, 2017	$15,276	$4,874	$100	$20,250
Restructuring and integration charges	1,936	2,235	22	4,193
Payments	(10,515)	(2,297)	(42)	(12,854)
Foreign currency translation	(1,262)	(135)	(9)	(1,406)
Balance as of September 29, 2018	$5,435	$4,677	$71	$10,183

Restructuring and Integration Accruals Related to Actions Taken Prior to 2017

Included in restructuring, integration, and other charges for the first nine months of 2018 are restructuring and integration charges of $1,259 related to restructuring and integration actions taken prior to 2017. The restructuring and integration charge (credits) includes adjustments to personnel costs of $457 and facilities costs of $802. The restructuring and integration accruals at September 29, 2018 related to actions taken prior to 2017 of $8,514 include accruals for personnel costs of $7,618, accruals for facilities costs of $766, and accruals for other costs of $130.

Restructuring and Integration Accrual Summary

The restructuring and integration accruals aggregate to $29,645 at September 29, 2018, all of which are expected to be spent in cash, and are expected to be utilized as follows:

•	The accruals for personnel costs totaling $17,321 relate to the termination of personnel that have scheduled payouts of $10,913 in 2018, $4,955 in 2019, $1,384 in 2020, and $69 in 2021.

•
The accruals for facilities totaling $12,041 relate to vacated leased properties that have scheduled payments of $2,244 in 2018, $2,503 in 2019, $2,194 in 2020, $1,527 in 2021, $1,041 in 2022, and $2,532 thereafter.

•	Other accruals of $283 are expected to be spent within one year.

Other Charges

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2018 are other expenses of $4,869 and $20,713, respectively. Included in these expenses are acquisition-related charges of $1,422 and $8,960, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity.

Included in restructuring, integration, and other charges for the third quarter and first nine months of 2017 are other expenses of $3,596 and $15,173, respectively. The other charges includes acquisition related charges for the third quarter and first nine months of 2017 of $559 and $4,562, respectively, related to contingent consideration for acquisitions completed in prior years which were conditional upon the financial performance of the acquired companies and the continued employment of the selling shareholders, as well as professional and other fees directly related to recent acquisition activity. In the third quarter and first nine months of 2017, the company recorded a net loss on real estate transactions of $319 and $3,131, respectively, and incurred an additional expense of $65 and $2,013, respectively, to increase its accrual for the Wyle Laboratories ("Wyle") environmental obligation (See Note L).

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note K – Net Income per Share

The following table presents the computation of net income per share on a basic and diluted basis (shares in thousands):

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Net income attributable to shareholders	$176,533	$134,064	$485,542	$348,523
Weighted-average shares outstanding - basic	87,602	88,453	87,785	88,870
Net effect of various dilutive stock-based compensation awards	1,006	1,087	974	1,066
Weighted-average shares outstanding - diluted	88,608	89,540	88,759	89,936
Net income per share:
Basic	$2.02	$1.52	$5.53	$3.92
Diluted (a)	$1.99	$1.50	$5.47	$3.88

(a)
Stock-based compensation awards for the issuance of 582 and 540 shares for the third quarter and first nine months of 2018 and 396 and 363 shares for the third quarter and first nine months of 2017, respectively, were excluded from the computation of net income per share on a diluted basis as their effect was anti-dilutive.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Note L – Shareholders' Equity

Accumulated Other Comprehensive Income (Loss)

The following table presents the changes in Accumulated other comprehensive income (loss), excluding noncontrolling interests:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Foreign Currency Translation Adjustment and Other:
Other comprehensive income (loss) before reclassifications (a)	$(37,858)	$57,930	$(137,661)	$227,767
Amounts reclassified into income	(7)	(4,241)	(130)	(6,888)
Unrealized Gain (Loss) on Investment Securities, Net:
Other comprehensive income (loss) before reclassifications	—	1,357	—	4,639
Amounts reclassified into income	—	—	—	—
Unrealized Gain (Loss) on Interest Rate Swaps Designated as Cash Flow Hedges, Net:
Other comprehensive income (loss) before reclassifications	—	(2,223)	—	(2,870)
Amounts reclassified into income	234	130	693	327
Employee Benefit Plan Items, Net:
Other comprehensive income (loss) before reclassifications	—	(51)	—	(94)
Amounts reclassified into income	389	543	1,284	1,497
Other:
Reclassification to retained earnings (b)	—	—	(22,354)	—
Net change in Accumulated other comprehensive income (loss)	$(37,242)	$53,445	$(158,168)	$224,378

(a)
Includes intra-entity foreign currency transactions that are of a long-term investment nature of $(14,266) and $508 for the third quarter and first nine months of 2018 and $(11,193) and $(50,512) for the third quarter and first nine months of 2017, respectively.

(b)
Amounts relate to unrealized gains and losses on investments and stranded tax effects reclassified from "Accumulated other comprehensive income" to "Retained earnings" in accordance with ASU No. 2018-02 and ASU No. 2016-01 (Note B).

Share-Repurchase Program

The following table shows the company's Board of Directors (the "Board") approved share-repurchase programs as of September 29, 2018:

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$121,361	$278,639

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

Environmental Matters - Huntsville

In February 2015, the company and the Alabama Department of Environmental Management ("ADEM") finalized and executed a consent decree in connection with the Huntsville, Alabama site. Characterization of the extent of contaminated soil and groundwater is complete and has been approved by ADEM. Approximately $6,100 was spent to date and the company currently anticipates no additional investigative and related expenditures. The nature and scope of subsequent remediation at the site has not yet been determined, but assuming the outcome includes source control and certain other measures, the cost is estimated to be between $4,300 and $10,000.

Despite the amount of work undertaken and planned to date, the company is unable to estimate any potential costs in addition to those discussed above because the complete scope of the work is not yet known, and, accordingly, the associated costs have yet to be determined.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Environmental Matters - Norco

In October 2003, the company entered into a consent decree with Wyle Laboratories and the California Department of Toxic Substance Control (the "DTSC") in connection with the Norco site. In April 2005, a Remedial Investigation Work Plan was approved by DTSC that provided for site-wide characterization of known and potential environmental issues. Investigations performed in connection with this work plan and a series of subsequent technical memoranda continued until the filing of a final Remedial Investigation Report early in 2008. Work is under way pertaining to the remediation of contaminated groundwater at certain areas on the Norco site and of soil gas in a limited area immediately adjacent to the site. In 2008, a hydraulic containment system ("HCS") was installed to capture and treat groundwater before it moves into the adjacent offsite area. In September 2013, the DTSC approved the final Remedial Action Plan ("RAP") and work is currently progressing under the RAP. The approved RAP included the potential for additional remedial action after the five year review of the HCS if the review found that contaminants were not sufficiently reduced in the offsite area. The HCS five year review submitted to DTSC in December 2016 identified significant reductions in contaminants offsite except in a key area identified in the RAP. This exception triggered the need for additional offsite remediation that began in 2018.

Approximately $67,500 was spent to date on remediation, project management, regulatory oversight, and investigative and feasibility study activities. The company currently estimates that these activities will give rise to an additional $14,300 to $25,000. Project management and regulatory oversight include costs incurred by project consultants for project management and costs billed by DTSC to provide regulatory oversight.

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

Sales, by segment by geographic area, are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Components:
Americas	$2,060,920	$1,816,772	$5,795,500	$5,080,558
EMEA (a)	1,399,435	1,262,048	4,325,793	3,572,720
Asia/Pacific	1,920,723	1,785,541	5,474,081	4,732,236
Global components	$5,381,078	$4,864,361	$15,595,374	$13,385,514

ECS:
Americas	$1,457,719	$1,357,709	$4,040,164	$3,759,597
EMEA	651,648	634,038	2,123,048	1,870,003
Global ECS	$2,109,367	$1,991,747	$6,163,212	$5,629,600
Consolidated (b)	$7,490,445	$6,856,108	$21,758,586	$19,015,114

(a)	Defined as Europe, the Middle East, and Africa.

(b)
Includes sales related to the United States of $3,181,227 and $8,799,364 for the third quarter and first nine months of 2018 and $2,853,505 and $7,863,591 for the third quarter and first nine months of 2017, respectively.

Operating income (loss), by segment, are as follows:

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017
Operating income (loss):
Global components	$271,939	$212,993	$755,325	$583,690
Global ECS	82,187	94,005	275,410	282,955
Corporate (c)	(63,816)	(71,557)	(217,603)	(207,733)
Consolidated	$290,310	$235,441	$813,132	$658,912

(c)
Includes restructuring, integration, and other charges of $10,143 and $50,497 for the third quarter and first nine months of 2018 and $15,896 and $55,817 for the third quarter and first nine months of 2017, respectively. Also included in the third quarter and first nine months of 2018 was a net loss on the disposition of businesses of $2,042 and $3,604, respectively.

ARROW ELECTRONICS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Dollars in thousands except per share data)
(Unaudited)

Total assets, by segment, is as follows:

	September 29, 2018	December 31, 2017
Global components	$11,819,260	$10,229,168
Global ECS	4,547,338	5,426,675
Corporate	611,427	803,424
Consolidated	$16,978,025	$16,459,267

Net property, plant, and equipment, by geographic area, is as follows:

	September 29, 2018	December 31, 2017
Americas (d)	$690,146	$688,637
EMEA	107,205	108,232
Asia/Pacific	41,212	41,606
Consolidated	$838,563	$838,475

(d)	Includes net property, plant, and equipment related to the United States of $685,742 and $683,988 at September 29, 2018 and December 31, 2017, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

Arrow Electronics, Inc. (the "company") is a global provider of products, services, and solutions to industrial and commercial users of electronic components and enterprise computing solutions. The company has one of the world’s broadest portfolios of product offerings available from leading electronic components and enterprise computing solutions suppliers, coupled with a range of services, solutions, and tools that help industrial and commercial customers introduce innovative products, reduce their time to market, and enhance their overall competitiveness. The company has two business segments, the global components business segment and the global enterprise computing solutions ("ECS") business segment. The company distributes electronic components to original equipment manufacturers and contract manufacturers through its global components business segment and provides enterprise computing solutions to value-added resellers and managed service providers through its global ECS business segment. For the first nine months of 2018, approximately 72% of the company's sales were from the global components business segment and approximately 28% of the company's sales were from the global ECS business segment.

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

Executive Summary

Consolidated sales for the third quarter and first nine months of 2018 increased by 9.3% and 14.4%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2018 was driven by an increase in the global components business segment sales of 10.6% and an increase in the global ECS business segment sales of 5.9%. The increase for the first nine months of 2018 was driven by an increase in the global components business segment sales of 16.5% and an increase in the global ECS business segment sales of 9.5%. Adjusted for the change in foreign currencies, acquisitions, and dispositions consolidated sales increased 10.4% and 12.5% for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods.

Net income attributable to shareholders increased to $176.5 million and $485.5 million in the third quarter and first nine months of 2018, respectively, compared to $134.1 million and $348.5 million, in the year-earlier periods. The following items impacted the comparability of the company's results:

Third quarters of 2018 and 2017:

•	restructuring, integration, and other charges of $10.1 million in 2018 and $15.9 million in 2017;

•	identifiable intangible asset amortization of $11.6 million in 2018 and $12.6 million in 2017;

•	net gain on investments of $1.1 million in 2018 and net loss on investments of $13.0 million in 2017;

•	loss on disposition of businesses, net, of $2.0 million in 2018; and

•	loss on extinguishment of debt of $0.8 million in 2017

First nine months of 2018 and 2017:

•	restructuring, integration, and other charges of $50.5 million in 2018 and $55.8 million in 2017;

•	identifiable intangible asset amortization of $37.1 million in 2018 and $37.9 million in 2017;

•	net loss on investments of $3.9 million in 2018 and $8.8 million in 2017;

•	loss on disposition of businesses, net, of $3.6 million in 2018; and

•	loss on extinguishment of debt of $59.5 million in 2017

Excluding the aforementioned items, net income attributable to shareholders for the third quarter and first nine months of 2018 increased to $193.1 million and $555.8 million, respectively, compared with $161.2 million and $452.4 million in the year-earlier periods.

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

Sales

Substantially all of the company's sales are made on an order-by-order basis, rather than through long-term sales contracts.  As such, the nature of the company's business does not provide for the visibility of material forward-looking information from its customers and suppliers beyond a few months. Following is an analysis of net sales by reportable segment (in millions):

	Quarter Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change

Consolidated sales, as reported*	$7,490	$6,856	9.3%	$21,759	$19,015	14.4%
Impact of changes in foreign currencies	—	(50)		—	358
Impact of acquisitions	—	36		—	111
Impact of dispositions	—	(56)		(27)	(172)
Consolidated sales, as adjusted*	$7,490	$6,785	10.4%	$21,731	$19,313	12.5%

Global components sales, as reported*	$5,381	$4,864	10.6%	$15,595	$13,386	16.5%
Impact of changes in foreign currencies	—	(32)		—	233
Impact of acquisitions	—	21		—	63
Impact of dispositions	—	—		—	—
Global components sales, as adjusted*	$5,381	$4,854	10.9%	$15,595	$13,682	14.0%

Global ECS sales, as reported*	$2,109	$1,992	5.9%	$6,163	$5,630	9.5%
Impact of changes in foreign currencies	—	(18)		—	125
Impact of acquisitions	—	14		—	47
Impact of dispositions	—	(56)		(27)	(172)
Global ECS sales, as adjusted*	$2,109	$1,931	9.2%	$6,136	$5,630	9.0%
* The sum of the components for consolidated sales as reported and as adjusted may not agree to totals, as presented, due to rounding.

Consolidated sales for the third quarter and first nine months of 2018 increased by $634.3 million, or 9.3%, and $2.74 billion, or 14.4%, respectively, compared with the year-earlier periods. The increase for the third quarter of 2018 was driven by an increase in global components business segment sales of $516.7 million, or 10.6%, and an increase in global ECS business segment sales of $117.6 million, or 5.9%. The increase for the first nine months of 2018 was driven by an increase in global components business segment sales of $2.21 billion, or 16.5%, and an increase in global ECS business segment sales of $533.6 million, or 9.5%.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, consolidated sales increased 10.4% and 12.5% for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods.

In the global components business segment, sales for the third quarter and first nine months of 2018 increased $516.7 million, or 10.6%, and $2.21 billion, or 16.5%, respectively, compared with the year-earlier periods, with double digit sales growth in the Americas and EMEA regions. Increases during the third quarter and first nine months of 2018 are attributable to suppliers awarding additional business to the company, with strong demand growth from industrial and manufacturing customers. Adjusted for the impact of changes in foreign currencies and acquisitions, the company's global components business segment sales increased by 10.9% and 14.0% for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods.

In the global ECS business segment, sales for the third quarter and first nine months of 2018 increased $117.6 million, or 5.9%, and $533.6 million, or 9.5%, respectively, compared with the year-earlier periods. Increases during the third quarter and first nine months of 2018 are primarily attributable to the Americas region having strong demand growth in storage, infrastructure software including virtualization and security, as well as industry-standard servers. Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, the company's global ECS business segment sales increased 9.2% and 9.0% for the third quarter and first nine months of 2018, respectively, compared with year-earlier periods.

Gross Profit

Following is an analysis of gross profit (in millions):

	Quarter Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change

Consolidated gross profit, as reported	$924	$843	9.6%	$2,726	$2,428	12.3%
Impact of changes in foreign currencies	—	(9)		—	49
Impact of acquisitions	—	12		—	36
Impact of dispositions	—	(14)		(6)	(45)
Consolidated gross profit, as adjusted	$924	$832	11.1%	$2,720	$2,468	10.2%
Consolidated gross profit as a percentage of sales, as reported	12.3%	12.3%	flat	12.5%	12.8%	(30) bps
Consolidated gross profit as a percentage of sales, as adjusted	12.3%	12.3%	flat	12.5%	12.8%	(30) bps

The company recorded gross profit of $923.8 million and $2.73 billion in the third quarter and first nine months of 2018, respectively, compared with $842.6 million and $2.43 billion in the year-earlier periods. The increases in gross profit dollars were primarily due to increased demand in the global components business. Gross profit margins in the third quarter and first nine months of 2018 remained flat and decreased by approximately 30 bps, respectively, compared with the year-earlier periods primarily due to lower margins in the Global ECS business due to product mix and a higher proportion of sales recognized on a gross basis. Gross margins in the Global Components business during the third quarter and first nine months of 2018 increased 70 bps and 30 bps, respectively, compared with year-earlier periods.

Selling, General, and Administrative Expenses and Depreciation and Amortization

Following is an analysis of operating expenses (in millions):

	Quarter Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change

Selling, general, and administrative expenses, as reported	$576	$553	4.2%	$1,719	$1,600	7.4%
Depreciation and amortization, as reported	46	39	18.0%	139	113	23.1%
Operating expenses, as reported*	621	591	5.1%	1,858	1,713	8.5%
Impact of changes in foreign currencies	—	(6)		—	36
Impact of acquisitions	—	8		—	23
Impact of dispositions	—	(14)		(7)	(43)
Operating expenses, as adjusted*	$621	$580	7.2%	$1,852	$1,729	7.1%
Operating expenses as a percentage of sales, as reported	8.3%	8.6%	(30) bps	8.5%	9.0%	(50) bps
Operating expenses as a percentage of sales, as adjusted	8.3%	8.5%	(20) bps	8.5%	9.0%	(50) bps
* The sum of the components for operating expenses as reported and as adjusted may not agree to totals, as presented, due to rounding.

Selling, general, and administrative expenses increased by $23.1 million, or 4.2%, and $119.1 million, or 7.4%, respectively, in the third quarter and first nine months of 2018 on a sales increase of 9.3% and 14.4% compared with the year-earlier periods. Selling, general, and administrative expenses as a percentage of sales were 7.7% and 7.9% for the third quarter and first nine months of 2018, respectively, compared with 8.1% and 8.4% in the year-earlier periods.

Depreciation and amortization expense as a percentage of operating expenses was 7.3% and 7.5% for the third quarter and first nine months of 2018, respectively, compared with 6.5% and 6.6% in the year-earlier periods. During the third quarter and first nine months of 2018 the company recorded $4.6 million and $16.8 million, respectively, of depreciation related to a global enterprise resource tool ("ERP") placed into service during the first quarter of 2018. Included in depreciation and amortization expense is identifiable intangible asset amortization of $11.6 million and $37.1 million for the third quarter and first nine months of 2018, respectively, compared to $12.6 million and $37.9 million in the year-earlier periods.

Adjusted for the impact of changes in foreign currencies, acquisitions, and dispositions, operating expenses increased 7.2% and 7.1% for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods.

Restructuring, Integration, and Other Charges

Restructuring initiatives relate to the company's continued efforts to lower cost and drive operational efficiency.  Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2018 Charges

The company recorded restructuring, integration, and other charges of $10.1 million and $50.5 million for the third quarter and first nine months of 2018, respectively. For the third quarter and first nine months of 2018, restructuring and integration charges of $4.1 million and $24.3 million, respectively, related to initiatives taken by the company during 2018 to improve operating efficiencies, and $1.4 million and $9.0 million, respectively, consisted of acquisition-related expenses.

The restructuring and integration charge of $4.1 million and $24.3 million for the third quarter and first nine months of 2018, respectively, includes personnel costs of $4.3 million and $14.8 million, facilities costs of $(0.1) million and $9.5 million, and other costs of $(0.1) million and $0.1 million, respectively. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

2017 Charges

The company recorded restructuring, integration, and other charges of $15.9 million and $55.8 million for the third quarter and first nine months of 2017, respectively. For the third quarter and first nine months of 2017, restructuring and integration charges for $12.1 million and $34.3 million, respectively, related to initiatives taken by the company during 2017 to improve operating efficiencies and $0.6 million and $4.6 million, respectively, of acquisition-related expenses. In the third quarter and first nine months of 2017, the company recorded a net loss on real estate transactions of $0.3 million and $3.1 million, respectively, and incurred an additional expense of $0.1 million and $2.0 million, respectively, to increase its accrual for the Wyle environmental obligation.

The restructuring and integration charge of $12.1 million and $34.3 million for the third quarter and first nine months of 2017, respectively, includes personnel costs of $10.4 million and $29.0 million. Also included therein for both third quarter and first nine months of 2017, respectively, are facilities costs of $1.3 million and $4.2 million and other costs of $0.4 million and $1.0 million. These restructuring initiatives are due to the company's continued efforts to lower cost and drive operational efficiency. Integration costs are primarily related to the integration of acquired businesses within the company's pre-existing business and the consolidation of certain operations.

As of September 29, 2018, the company does not anticipate there will be any material adjustments relating to the aforementioned restructuring and integration plans. Refer to Note J, "Restructuring, Integration, and Other Charges," of the Notes to the Consolidated Financial Statements for further discussion of the company's restructuring and integration activities.

Operating Income

Following is an analysis of operating income (in millions):

	Quarter Ended			Nine Months Ended
	September 29, 2018	September 30, 2017	% Change	September 29, 2018	September 30, 2017	% Change

Consolidated operating income, as reported	$290	$235	23.3%	$813	$659	23.4%
Identifiable intangible asset amortization	12	13		37	38
Restructuring, integration, and other charges	10	16		50	56
Loss on disposition of businesses	2	—		4	—
Consolidated operating income, as adjusted*	$314	$264	19.0%	$904	$753	20.2%
Consolidated operating income as a percentage of sales, as reported	3.9%	3.4%	50 bps	3.7%	3.5%	20 bps
Consolidated operating income, as adjusted, as a percentage of sales, as reported	4.2%	3.9%	30 bps	4.2%	4.0%	20 bps
* The sum of the components for consolidated operating income, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded operating income of $290.3 million, or 3.9% of sales, and $813.1 million, or 3.7% of sales, in the third quarter and first nine months of 2018, respectively, compared with operating income of $235.4 million, or 3.4%, and $658.9 million, or 3.5% of sales, in the year-earlier periods. Excluding identifiable intangible asset amortization, restructuring, integration, and other charges, and loss on disposition of businesses, operating income, as adjusted, was $314.1 million, or 4.2% of sales, and $904.3 million, or 4.2% of sales, in the third quarter and first nine months of 2018, respectively, compared with operating income, as adjusted, of $264.0 million, or 3.9% of sales, and $752.6 million, or 4.0% of sales, in the year-earlier periods. Operating income, as adjusted, increased 19.0% and 20.2% for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods, on a sales increase of 9.3% and 14.4%, respectively, compared with the year-earlier periods. Operating income, as adjusted as a percentage of sales, increased 30 bps and 20 bps for the third quarter and first nine months of 2018, respectively, compared with the year-earlier periods.

Operating income growth was well in excess of sales growth for the third quarter and first nine months of 2018, compared with the year-earlier period, due to the company's ability to efficiently manage operating costs and improve leverage in the global components business by delivering more value-added services and selling more of the company's extensive line card. Operating margins improved meaningfully in all three regions of the global components business.

The sales increases in the global ECS business for the third quarter and first nine months of 2018 were dilutive to operating margins due to a $6 million sales tax adjustment recognized during the third quarter and a shift in product mix toward hardware.

Interest and Other Financing Expense, Net

The company recorded net interest and other financing expense of $54.2 million and $160.2 million for the third quarter and first nine months of 2018, respectively, compared with $40.1 million and $120.9 million in the year-earlier periods. The increase for the third quarter and first nine months of 2018 was primarily due to higher average debt outstanding and an increase in variable interest rates.

Other

During the third quarter and  first nine months of 2018, the company recorded a net loss on disposition of businesses of $2.0 million and $3.6 million related to the sale of two non-strategic businesses, respectively.

During the third quarter and first nine months of 2018, the company recorded a gain of $1.1 million and a loss of $3.9 million related to changes in fair value of certain investments, respectively.

During the third quarter and first nine months of 2017, the company recorded a loss of $13.0 million and $8.8 million related to changes in fair value of certain investments, respectively, including a $15.0 million loss related to the full impairment of a cost method investment.

During June 2017, the company completed the sale of $500.0 million principal amount of 3.875% notes due 2028. The net proceeds of the offering of $494.6 million were used to redeem the company's 6.875% senior debenture due June 2018 and refinance a portion of the company's 6.00% notes due April 2020, 5.125% notes due March 2021, and 7.50% notes due January 2027. The company recorded a loss on extinguishment of debt of $0.8 million and $59.5 million in the third quarter and first nine months of 2017, respectively.

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

For the third quarter and first nine months of 2018, the company recorded a provision for income taxes of $57.1 million, an effective tax rate of 24.3%, and $155.3 million, an effective tax rate of 24.1%, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2018 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on disposition of businesses, and gain/ loss on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2018 was 24.4% and 24.3%, respectively.

For the third quarter and first nine months of 2017, the company recorded a provision for income taxes of $46.0 million, an effective tax rate of 25.4%, and $115.1 million, an effective tax rate of 24.7%, respectively. The company's provision for income taxes and effective tax rate for the third quarter and first nine months of 2017 were impacted by the previously discussed restructuring, integration, and other charges, identifiable intangible asset amortization, loss on extinguishment of debt, and loss on investments. Excluding the impact of the aforementioned items, the company's effective tax rate for the third quarter and first nine months of 2017 was 27.4% and 27.5%, respectively.

The company’s effective tax rate deviates from the statutory U.S. federal income tax rate mainly due to the mix of foreign taxing jurisdictions in which the company operates and where its foreign subsidiaries generate taxable income. The decrease in the effective tax rate from 25.4% for the third quarter of 2017 to 24.3% for the third quarter of 2018 is primarily driven by the change in mix of the tax jurisdictions where taxable income is generated, discrete items and changes in the U.S. tax rules.

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

In the fourth quarter of 2017, the company recorded a provision amount, which is a reasonable estimate of the Tax Act’s impact of $124.7 million pursuant to the guidance provided by the U.S. Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB 118”), which allows the company a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related provisional tax impacts. Accordingly, the company is continuing to assess the related tax impacts under SAB 118 and has not made any adjustments during the first nine months of 2018 to the reasonable estimate of $124.7 million previously recorded in the fourth quarter of 2017.

Net Income Attributable to Shareholders

Following is an analysis of net income attributable to shareholders (in millions):

	Quarter Ended		Nine Months Ended
	September 29, 2018	September 30, 2017	September 29, 2018	September 30, 2017

Net income attributable to shareholders, as reported	$177	$134	$486	$349
Identifiable intangible asset amortization*	11	12	36	37
Restructuring, integration, and other charges	10	16	50	56
(Gain) loss on investments, net	(1)	13	4	9
Loss on extinguishment of debt	—	1	—	60
Loss on disposition of businesses, net	2	—	4	—
Tax effect of adjustments above	(6)	(15)	(24)	(57)
Net income attributable to shareholders, as adjusted **	$193	$161	$556	$452
* Identifiable intangible asset amortization does not include amortization related to the noncontrolling interest
** The sum of the components for net income attributable to shareholders, as adjusted, may not agree to totals, as presented, due to rounding.

The company recorded net income attributable to shareholders of $176.5 million and $485.5 million in the third quarter and first nine months of 2018, respectively, compared with $134.1 million and $348.5 million in the year-earlier periods. Net income attributable to shareholders, as adjusted, was $193.1 million and $555.8 million for the third quarter and first nine months of 2018, respectively, compared with $161.2 million and $452.4 million in the year-earlier periods.

Liquidity and Capital Resources

At September 29, 2018 and December 31, 2017, the company had cash and cash equivalents of $474.2 million and $730.1 million, respectively, of which $377.1 million and $465.4 million, respectively, were held outside the United States. Liquidity is affected by many factors, some of which are based on normal ongoing operations of the company's business and some of which arise from fluctuations related to global economics and markets. Cash balances are generated and held in many locations throughout the world. It is the company's current intent to permanently reinvest these funds outside the United States and its current plans do not demonstrate a need to repatriate them to fund its United States operations. If these funds were needed for the company's operations in the United States, the company would be required to pay withholding and other taxes related to distribution of these funds. Additionally, local government regulations may restrict the company's ability to move cash balances to meet cash needs under certain circumstances. The company currently does not expect such regulations and restrictions to impact its ability to make acquisitions or to conduct operations throughout the global organization.

During the first nine months of 2018, the net amount of cash provided by the company's operating activities was $9.6 million, the net amount of cash used for investing activities was $415.4 million, and the net amount of cash provided by financing activities was $138.5 million.  The effect of exchange rate changes on cash was an increase of $11.5 million.

During the first nine months of 2017, the net amount of cash provided by the company's operating activities was $1.8 million, the net amount of cash used for investing activities was $131.3 million, and the net amount of cash provided by financing activities was $181.4 million.  The effect of exchange rate changes on cash was a decrease of $1.9 million.

Cash Flows from Operating Activities

The company maintains a significant investment in accounts receivable and inventories.  As a percentage of total assets, accounts receivable and inventories were approximately 70.4% at September 29, 2018 and 69.4% at December 31, 2017.

The net amount of cash provided by the company's operating activities during the first nine months of 2018 was $9.6 million and was primarily due to an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital to support the increase in sales.

The net amount of cash provided by the company's operating activities during the first nine months of 2017 was $1.8 million and was primarily due to an increase in earnings from operations adjusted for non-cash items, offset, in part, by an increase in working capital to support the increase in sales.

Working capital as a percentage of sales, which the company defines as accounts receivable, net, plus inventory, net, less accounts payable, divided by annualized sales, was 16.9% in the third quarter of 2018 compared with 16.1% in the third quarter of 2017.

Cash Flows from Investing Activities

The net amount of cash used for investing activities during the first nine months of 2018 was $415.4 million. The use of cash from investing activities included $331.6 million of cash consideration paid for acquired businesses and $104.9 million for capital expenditures. The sources of cash from investing activities included $32.0 million of proceeds from the sale of businesses. Capital expenditures for the first nine months of 2018 are related to relocation and infrastructure upgrades of the company’s data centers, and continued development of Digital and Cloud capabilities.

The net amount of cash used for investing activities during the first nine months of 2017 was $131.3 million. The uses of cash from investing activities included $149.6 million for capital expenditures. The sources of cash from investing activities included $24.4 million of proceeds from the sale of property, plant, and equipment. Included in capital expenditures for the first nine months of 2017 was $30.3 million related to the company's global ERP initiative.

Cash Flows from Financing Activities

The net amount of cash provided by financing activities during the first nine months of 2018 was $138.5 million. The uses of cash from financing activities included $300.0 million of payments for the redemption of notes and $93.2 million of repurchases of common stock. The sources of cash from financing activities during the first nine months of 2018 were $420.8 million of net proceeds from long-term bank borrowings, $104.2 million of net proceeds from short-term borrowings, and $7.9 million of proceeds from the exercise of stock options.

The net amount of cash provided by financing activities during the first nine months of 2017 was $181.4 million. The uses of cash from financing activities included $555.9 million of payments for the redemption of notes, $149.1 million of repurchases of common stock, $14.4 million and $82.8 million of net proceeds from short-term and long-term bank borrowings, respectively, and $23.4 million of payments to acquire additional shares of Data Modul AG. The sources of cash from financing activities during the first nine months of 2017 were $987.1 million of net proceeds from note offering and $21.4 million of proceeds from the exercise of stock options.

The company has a $1.8 billion revolving credit facility, maturing in December 2021. This facility may be used by the company for general corporate purposes including working capital in the ordinary course of business, letters of credit, repayment, prepayment or purchase of long-term indebtedness, acquisitions, and as support for the company's commercial paper program, as applicable. Interest on borrowings under the revolving credit facility is calculated using a base rate or a euro currency rate plus a spread (1.18% at September 29, 2018), which is based on the company's credit ratings, or an effective interest rate of 2.17% at September 29, 2018. The facility fee, which is based on the company's credit ratings, was .20% of the total borrowing capacity at September 29, 2018. The company had $92.5 million in outstanding borrowings under the revolving credit facility at September 29, 2018. There were no outstanding borrowings under the revolving credit facility at December 31, 2017. During the first nine months of 2018 and 2017, the average daily balance outstanding under the revolving credit facility was $60.3 million and $18.9 million, respectively.

The company has a commercial paper program and the maximum aggregate balance of commercial paper outstanding may not exceed the borrowing capacity of $1.2 billion. The company had no outstanding borrowings under this program at September 29, 2018 and December 31, 2017. During the first nine months of 2018 and 2017, the average daily balance outstanding under the commercial paper program was $799.4 million and $613.5 million, respectively. The program had an effective interest rate of 2.77% for the third quarter of 2018.

The company has an asset securitization program collateralized by accounts receivable of certain of its subsidiaries. In June 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910.0 million to $1.2 billion and extended its term to mature to June 2021. The asset securitization program is conducted through Arrow Electronics Funding Corporation, a wholly-owned, bankruptcy remote subsidiary. The asset securitization program does not qualify for sale treatment. Accordingly, the accounts receivable and related debt obligation remain on the company's consolidated balance sheets. Interest on borrowings is calculated using a base rate plus a spread (.40% at September 29, 2018), or an effective interest rate of 2.62% at September 29, 2018. The facility fee is .40% of the total borrowing capacity. The company had $830.0 million and $490.0 million in outstanding borrowings under the asset securitization program at September 29, 2018 and December 31, 2017, respectively.  During the first nine months of 2018 and 2017, the average daily balance outstanding under the asset securitization program was $925.8 million and $714.7 million, respectively.

Both the revolving credit facility and asset securitization program include terms and conditions that limit the incurrence of additional borrowings and require that certain financial ratios be maintained at designated levels. The company was in compliance with all covenants as of September 29, 2018 and is currently not aware of any events that would cause non-compliance with any covenants in the future.

The company has $200.0 million in uncommitted lines of credit. There were $90.0 million of outstanding borrowings under the uncommitted lines of credit at September 29, 2018 and no outstanding borrowings at December 31, 2017. These borrowings were provided on a short-term basis and the maturity is agreed upon between the company and the lender. The lines had an effective interest rate of 3.02% at September 29, 2018. During the first nine months of 2018 and 2017, the average daily balance outstanding under the uncommitted lines of credit was $23.1 million and $6.8 million, respectively.

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

•
During the second quarter of 2018, the company amended its asset securitization program and, among other things, increased its borrowing capacity from $910.0 million to $1.2 billion and extended its term to mature to June 2021. At September 29, 2018 and December 31, 2017, the company had $830.0 million and $490.0 million, respectively, in outstanding borrowings under the asset securitization program.

Share-Repurchase Programs

The following table shows the company's Board approved share-repurchase programs as of September 29, 2018 (in thousands):

Month of Board Approval	Dollar Value Approved for Repurchase	Dollar Value of Shares Repurchased	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
December 2016	$400,000	$121,361	$278,639
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

On January 1, 2018, the company adopted Topic 606 applying the full retrospective method. The adoption of Topic 606 did not have a significant impact on prior period revenue recognition. The primary impact of adoption relates to the application of principal versus agent indicators and the determination of when goods and services are distinct. In addition, the company is deferring certain revenue due to a change in the determination of transfer of control. These changes result from clarified guidance in Topic 606. The deferrals are expected to become revenue within a year of the transaction date. The impact of the adoption to sales, cost of sales, gross profit, and net income are presented in Note B.

On January 1, 2018, the company adopted ASU No. 2016-01 and adjusted retained earnings. The primary impact of adoption will require the change in fair value of equity investments, for which the company does not possess the ability to exercise significant influence, to be recognized in net income. The fair values of these equity investments are based upon readily determinable fair values.

There were no additional changes during the first nine months of 2018 to the items disclosed as Critical Accounting Policies and Estimates in Management's Discussion and Analysis of Financial Condition and Results of Operations in the company's Annual Report on Form 10-K for the year ended December 31, 2017 (See Note B and C).

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

Evaluation of Disclosure Controls and Procedures

The company’s management, under the supervision and with the participation of the company’s Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the company’s disclosure controls and procedures as of September 29, 2018 (the "Evaluation"). Based upon the Evaluation, the company’s Chief Executive Officer and Chief Financial Officer concluded that the company’s disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934) are effective.

Changes in Internal Control over Financial Reporting

There were no changes in the company's internal control over financial reporting during the company's most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the company's internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows the share-repurchase activity for the quarter ended September 29, 2018:

Month	Total Number of Shares Purchased (a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (b)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Programs
July 1 through July 28, 2018	—	$—	—	$298,639,307
July 29 through August 25, 2018	261,107	77.54	254,836	278,864,899
August 26 through September 29, 2018	4,757	78.95	2,811	278,639,372
Total	265,864		257,647

(a)
Includes share repurchases under the Share-Repurchase Program and those associated with shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.

(b)
The difference between the "total number of shares purchased" and the "total number of shares purchased as part of publicly announced program" for the quarter ended September 29, 2018 is 8,217 shares, which relate to shares withheld from employees for stock-based awards, as permitted by the Omnibus Incentive Plan, in order to satisfy the required tax withholding obligations.  The purchase of these shares were not made pursuant to any publicly announced repurchase plan.

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

ARROW ELECTRONICS, INC.

Date:	November 1, 2018	By:	/s/ Chris D. Stansbury
Chris D. Stansbury
Senior Vice President and Chief Financial Officer